Form 10-Q
period 2011-06-30
Spirit Airlines, Inc.
filed 2011-07-28
CIK 1498710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-35186

SPIRIT AIRLINES, INC.

(Exact name of registrant as specified in its charter)

Delaware	38-1747023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Executive Way Miramar, Florida	33025
(Address of principal executive offices)	(Zip Code)

(954) 447-7920

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 28, 2011:

Class	Number of Shares
Voting Common Stock, $0.0001 par value	72,492,756
Non-Voting Common Stock, $0.0001 par value	0

PART I. Financial Information

ITEM  1. Unaudited Condensed Financial Statements

Spirit Airlines, Inc.

Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating revenues:
Passenger	$180,418	$126,372	$333,698	$263,281
Non-ticket	95,473	50,987	174,855	98,129

Total operating revenue	275,891	177,359	508,553	361,410

Expenses:
Aircraft fuel	107,322	60,780	188,234	114,606
Salaries, wages and benefits	45,173	38,720	88,366	74,784
Aircraft rent	29,081	24,873	56,789	47,449
Landing fees and other rents	13,007	11,868	24,662	22,612
Distribution	13,037	10,227	24,969	19,515
Maintenance, materials and repairs	7,480	5,714	15,538	12,406
Depreciation and amortization	1,691	1,430	3,237	2,800
Other operating	21,826	21,985	42,559	41,323
Loss on disposal of assets	35	28	35	77
Restructuring and termination costs	2,280	(57)	2,361	(77)

Total operating expenses	240,932	175,568	446,750	335,495

Operating income	34,959	1,791	61,803	25,915

Other expense (income):
Interest expense	9,678	12,667	23,964	25,439
Capitalized interest	(1,039)	(293)	(2,076)	(530)
Interest income	(71)	(99)	(157)	(159)
Other expense	76	45	124	79

Total other expense	8,644	12,320	21,855	24,829

Income before income taxes	26,315	(10,529)	39,948	1,086
Provision (benefit) for income taxes	9,398	(463)	15,148	(124)

Net income (loss)	$16,917	$(10,066)	$24,800	$1,210

Net income (loss) per share, basic	$0.41	$(0.38)	$0.73	$0.05

Net income (loss) per share, diluted	$0.41	$(0.38)	$0.72	$0.05

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.

Balance Sheets

(unaudited, in thousands)

	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$248,458	$82,714
Restricted cash	98,403	72,736
Accounts receivable	15,586	9,471
Deferred income taxes	41,858	51,492
Other current assets	50,423	34,806

Total current assets	454,728	251,219

Property and equipment:
Flight equipment	4,120	3,901
Ground and other equipment	41,799	39,441
Less accumulated depreciation	(26,182)	(24,013)

	19,737	19,329

Deposits on flight equipment purchase contracts	65,266	44,188
Prepaid aircraft maintenance to lessors	118,842	116,857
Long-term deferred income taxes	—	1,319
Security deposits and other long-term assets	51,391	42,845

Total assets	$709,964	$475,757

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	16,927	13,360
Air traffic liability	139,791	104,788
Other current liabilities	100,091	73,041
Current maturities of long-term debt and obligations, due to related parties	—	20,000
Current maturities of long-term debt and obligations, due to non-related parties	—	3,240

Total current liabilities	256,809	214,429

Deferred credits and other long-term liabilities	37,864	29,101
Due to related parties, less current maturities	—	245,621
Long-term debt, less current maturities	—	11,966
Mandatorily redeemable preferred stock	—	79,717

Shareholders’ equity (deficit)
Common stock	7	3
Additional paid-in-capital	496,240	676
Accumulated deficit	(80,956)	(105,756)

Total shareholders’ equity (deficit)	415,291	(105,077)

Total liabilities and shareholders’ equity (deficit)	$709,964	$475,757

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Six Months Ended June 30,
	2011	2010

Net cash provided by (used in) operating activities	$37,902	$(6,193)

Investing activities:
Capital expenditures	(7,305)	(3,148)
Proceeds from sale of property and equipment	5,537	123
Pre-delivery deposits for flight equipment	(20,091)	(5,058)

Net cash used in investing activities	(21,859)	(8,083)

Financing activities:
Debt issuance costs	8	2
Payments on debt	(20,564)	—
Proceeds from issuance of common stock, net of offering expenses	171,014	—
Repurchase of restricted common stock	(757)	—

Net cash provided by financing activities	149,701	2

Net increase (decrease) in cash and cash equivalents	165,744	(14,274)
Cash and cash equivalents at beginning of period	82,714	86,147

Cash and cash equivalents at end of period	$248,458	$71,873

Supplemental disclosures
Cash payments for:
Interest paid	$2,615	$2,490
Taxes paid	$187	$383
Non-cash transactions
Exchange of Notes due to related parties for common stock	$279,206	$—
Exchange of mandatorily redeemable preferred stock for common stock	$81,747	$—
Liability and equity recorded upon effectiveness of tax receivable agreement	$35,889	$—

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the “Company”). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the registration statement of the Company on Form S-1 filed with the Securities and Exchange Commission.

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The interim results reflected in the unaudited condensed financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.

2. Recent Accounting Developments

In October 2009, the FASB issued an Accounting Standards Update (ASU No. 2009-13) pertaining to multiple-deliverable revenue arrangements. The new guidance affects accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. On January 1, 2011, the Company adopted ASU No. 2009-13.

The Company entered into a new affinity card program which became effective April 1, 2011. The agreement calls for the marketing of a co-branded Spirit credit card and the delivery of award miles over a five year period. At the inception of the arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting using the criteria as set forth in ASU No. 2009-13. The Company determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists, and (iii) advertising element and resource team. Under ASU No. 2009-13, arrangement consideration should be allocated based on relative selling price. At inception of the arrangement, the Company established the relative selling price for all deliverables that qualified for separation. The manner in which the selling price was established is based on a hierarchy of evidence that the Company considered. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable’s relative selling price.

In considering the hierarchy of evidence under ASU No. 2009-13, the Company must first determine whether vendor specific objective evidence of selling price exists; otherwise, third party evidence of selling price must be used. If neither vendor specific objective evidence nor third party evidence of selling price exists for a deliverable, the Company’s best estimate of the selling price for that deliverable should be used to allocate consideration among the deliverables in an arrangement. It was determined by the Company that neither vendor specific objective evidence of selling price nor third party evidence existed due to the uniqueness of the Company’s program. As such, the Company developed its best estimate of the selling price for all deliverables. For the award miles, the Company considered a number of entity-specific factors when developing the best estimate of the selling price including the number of miles needed to redeem an award, average fare of comparable segments, restrictions, and fees. For licensing of brand and access to member lists, the Company considered both market-specific factors and entity-specific factors including general profit margins realized in the marketplace/industry, brand power, market royalty rates, and size of customer base. For the advertising element, the Company considered market-specific factors and entity-specific factors including, the Company’s internal costs (and fluctuations of costs) of providing services, volume of marketing efforts, and overall advertising plan.

Consideration allocated based on the relative selling price to both brand licensing and advertising elements will be recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles will be deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided (historically estimated at 15 to 19 months and currently estimated at 20 months).

Notes to Financial Statements—(Continued)

The Company used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions (e.g., cost of fare, number of miles to redeem awards, marketing plan, and approval rate of credit cards) could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. During the three months ended June 30, 2011, the Company noted no changes to either entity-specific assumptions or market-specific assumptions that would warrant a reassessment of selling prices from those determined at inception.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements Disclosures, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. Certain provisions requiring new disclosures and clarifications of existing disclosures of the guidance are effective for interim and reporting periods beginning after December 15, 2009. Certain other provisions for new disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of those provisions of the accounting guidance that became effective for this interim period have resulted in new fair value disclosures. See related fair value disclosures in Note 8.

3. Restructuring Charges and Termination Costs

In December 2004, the Company began to execute an accelerated exit and disposal strategy of its older, less efficient, and more costly to operate MD-80 fleet. The Company determined that the plan of sale criteria in ASC 360-10, Property, Plant and Equipment/Impairment or Disposal of Long-Lived Assets, had been met. Accordingly, the carrying value of the MD-80 aircraft and related engines and equipment was adjusted to its fair value, less costs to sell, which was determined based on transactions and quoted market prices of similar assets. In connection with the fleet disposal activities in 2006, five spare Pratt-Whitney engines were classified as held for sale and were sold by the end of 2009. Cash payments during 2007, 2008, and 2009 primarily related to purchasing MD-80 aircraft off lease from lessors, net of cash received for an MD-80 sublease and cash from the sale of previously written-off MD-80 parts and equipment. During 2010, the Company had cash payments to lessors and cash receipts from sale of previously written-off MD-80 parts and equipment. The following table summarizes components of the MD-80 fleet termination and the remaining accruals in connection with the restructuring through June 30, 2011 (in thousands):

	Aircraft Charges	Facility Exit Costs	Severance	Other	Total
Accrual at December 31, 2009	$(153)	$284	$—	$—	$131
Restructuring charges	(306)	24	—	—	(282)
Receipts (payments)	459	(79)	—	—	380

Accrual at December 31, 2010	—	229	—	—	229
Restructuring charges	(82)	64	—	—	(18)
Receipts (payments)	82	(24)	—	—	58

Accrual at June 30, 2011	$—	$269	$—	$—	$269

Notes to Financial Statements—(Continued)

In 2010, in an effort to gain efficiencies the Company relocated all of its Detroit, Michigan maintenance operations to Fort Lauderdale, Florida, the Company’s largest city of operations. The restructuring included the closure of facilities in Detroit, relocation of equipment and tools, and the relocation and reduction of workforce. The Company determined the relocation of these facilities and the planned relocation and reduction of certain employees met the requirement of an exit activity. The following table summarizes the restructuring charges and related activity (in thousands):

	Facility Exit Costs	Severance	Relocation	Other	Total
Restructuring charges	$467	$308	$27	$101	$903
Non-cash charges	(22)	—	—	—	(22)
(Payments)	(242)	(236)	(24)	(101)	(603)

Accrual at December 31, 2010	203	72	3	—	278
Restructuring charges	62	(2)	7	61	128
Non-cash charges	—	—	—	—	—
(Payments)	(265)	(70)	(10)	(61)	(406)

Accrual at June 30, 2011	$—	$—	$—	$—	$—

The Company incurred termination costs of $2.3 million in connection with its initial public offering of common stock during the three months ended June 30, 2011, which included $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with the Company and $0.5 million paid to three individual, unaffiliated holders of the Company’s subordinated notes.

4. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except for per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Numerator
Net income	$16,917	$(10,066)	$24,800	$1,210

Denominator
Weighted-average shares outstanding, basic	41,493	26,164	33,962	26,111
Effect of dilutive nonvested stock awards	276	—	308	687

Adjusted weighted-average shares outstanding, diluted	41,769	26,164	34,270	26,798

Basic earnings (loss) per common share	$0.41	$(0.38)	$0.73	$0.05
Diluted earnings per common share	0.41	(0.38)	0.72	0.05

At June 30, 2011 there were no unvested stock awards or options that were anti-dilutive.

5. Accrued Liabilities

Accrued liabilities included in other current liabilities as of June 30, 2011 and December 31, 2010 consist of the following (in thousands):

	June 30, 2011	December 31, 2010
Current portion of tax receivable agreement	$30,237	$—
Federal excise and other passenger taxes and fees payable	24,104	19,035
Salaries and wages	14,174	14,842
Aircraft maintenance	10,979	10,909
Airport expenses	8,151	9,779
Interest	1,031	6,885
Aircraft and facility rent	5,477	4,455
Other	5,938	7,136

Accrued liabilities	$100,091	$73,041

Notes to Financial Statements—(Continued)

6. Financial Instruments and Risk Management

As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments, primarily costless collar contracts, to reduce its exposure to fluctuations in the price of jet fuel. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the counterparty’s financial deterioration and nonperformance by monitoring the absolute exposure levels, the counterparty’s credit rating, and the counterparty’s historical performance relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds.

The Company records financial derivative instruments at fair value, which includes an evaluation of the counterparty’s credit risk. Fair value of the instruments is determined using standard option valuation models. Management chose not to elect hedge accounting on any of the derivative instruments purchased in 2010 and during the six-month period ended June 30, 2011 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2011 and 2010 (in millions):

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Into-plane fuel cost	$107.0	$58.8	$192.5	$113.5
Changes in value and settlements of fuel hedge contracts	0.3	2.0	(4.3)	1.1

Aircraft fuel expense	$107.3	$60.8	$188.2	$114.6

During the three months ended June 30, 2011, $0.3 million of net fuel derivative losses were recognized consisting of realized gains of $3.1 million offset by unrealized losses of $3.4 million. During the three months ended June 30, 2010, $2.0 million of net fuel derivative losses were recognized consisting of realized gains of $0.3 million offset by unrealized losses of $2.3 million. During the six months ended June 30, 2011, $4.3 million of net fuel derivative gains were recognized consisting of realized gains of $7.2 million offset by unrealized losses of $2.9 million. During the six months ended June 30, 2010, $1.1 million of net fuel derivative losses were recognized consisting of realized gains of $0.5 million offset by unrealized losses of $1.6 million.

All derivatives held were based on either NYMEX heating oil, NYMEX WTI crude oil, or U.S. Gulf Coast jet fuel as the underlying commodity. As of June 30, 2011, we had fuel derivatives in place for approximately 2.8 percent of our estimated fuel consumption for the third quarter 2011. As of June 30, 2011, we did not have derivative contracts in place for the fourth quarter of 2011 and beyond.

7. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2011, firm aircraft orders with Airbus consisted of 13 Airbus A319 aircraft (which can be converted to A320 aircraft), 20 A320 aircraft, and five spare V2500 International Aero Engines AG (“IAE”) engines. Aircraft are scheduled for delivery in the period of 2011 through 2015, and spare engines are scheduled for delivery in the period 2012 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $97 million for the remainder of 2011, $313 million in 2012, $322 million in 2013, $301 million in 2014, $354 million in 2015 and $19 million in 2016 and beyond.

During the first quarter of 2011, the Company took delivery of three new A320 aircraft financed under operating leases from two independent leasing companies. During the second quarter of 2011, the Company took delivery of one spare engine financed through a sale and leaseback transaction from an independent leasing company.

Notes to Financial Statements—(Continued)

Legal Proceedings

The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company currently believes that the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on its financial position.

Credit Card Processing Arrangements

The Company has agreements with organizations that process credit card transactions arising from purchasing air travel, baggage fees, and other ancillary services by customers. Each agreement with a credit card processor allows the processor to retain (holdback) cash as collateral related to future travel that such processor otherwise would remit. Holdbacks consist of advance ticket sales purchased with credit cards and are classified as restricted cash in the accompanying balance sheets. Once the customer travels, any related holdback is remitted to the Company. The Company’s largest credit card processor continues to require it to maintain a significant amount of cash collateral relative to their exposure related to its obligation to fulfill future flights, or air traffic liability (“ATL”). On June 24, 2011, the Company amended its processing agreement with one of its processors. The Amendment provided for a reduction in holdback of approximately $20 million provided the Company meets or exceeds certain liquidity covenants. Failure to meet these liquidity covenants would provide the processor the right to increase their holdback resulting in a commensurate reduction of unrestricted cash.

At December 31, 2010, the required holdback for one of the processors was partially satisfied by a letter of credit (“LC”), issued in favor of the processor in the amount of $15.0 million. The LC was due to expire on April 30, 2011. On April 29, 2011, the Company extended its letter of credit facility until April 30, 2014 and increased the amount to $30 million. This extended facility was subject to a commitment fee of 15 percent per annum payable on a monthly basis. In addition, the letter of credit was subject to a $0.6 million termination fee if terminated before June 30, 2012. On June 1, 2011 the Company terminated the LC and paid the $0.6 million termination fee. The termination of this LC resulted in a $30 million increase in restricted cash funded by the Company to its principal credit card processor.

Employees

Approximately 52.3 percent of the Company’s employees are covered under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Status of Agreement/Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	New five-year collective bargaining agreement in place as of August 1, 2010. Becomes amendable on August 1, 2015.
Flight Attendants	Association of Flight Attendants (AFA)	Became amendable in August 2007. In negotiation.
Dispatchers	Transport Workers Union (TWU)	Agreement in place since 2007. Becomes amendable in July 2012.

The collective bargaining agreement between the Company and the Company’s pilots, as represented by the Air Line Pilots Association International, represents 21 percent of the Company’s employees and became amendable on January 31, 2007. On May 14, 2010, the NMB released the Company and the pilots’ union from mandatory supervised mediation, which release commenced a 30-day “cooling off” period as provided in the Railway Labor Act.

Early on June 12, 2010, following several negotiation sessions with the pilots’ union during the cooling off period that did not result in reaching agreement, the pilots declared a strike, and the Company ceased all flight operations. The parties reconvened in negotiations on June 15, 2010 and were able to reach a tentative agreement on June 16, 2010, which was ratified on July 23, 2010 and executed on August 1, 2010.

The collective bargaining agreement between the Company and the Company’s flight attendants, as represented by the Association of Flight Attendants AFL-CIO, represents approximately 30 percent of the Company’s employees and became amendable on August 6, 2007. The Company and the union are currently in negotiations to reach a new collective bargaining agreement. The CBA between the Company and its dispatchers represents approximately one percent of the Company’s employees.

Notes to Financial Statements—(Continued)

The Company is self-insured for health care claims for eligible participating employee and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and reviewed and adjusted periodically as necessary. The Company has accrued $2.2 million and $1.5 million for health care claims as of June 30, 2011 and 2010, respectively.

Other

The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation systems as of June 30, 2011: $1.5 million in 2011, $2.9 million in 2012, $3.5 million in 2013, $3.7 million in 2014, $3.7 million in 2015 and $9.9 million in 2016 and beyond.

8. Fair Value Measurements

Under ASC 820, Fair Value Measurements and Disclosures, disclosures are required about how fair value is determined for assets and liabilities, and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs, as follows:

Level 1—Quoted prices in active markets for identical assets or liabilities.

Level 2—Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Spirit utilizes several valuation techniques in order to assess the fair value of the Company’s financial assets and liabilities. The Company’s fuel derivative contracts, which primarily consist of costless collar contracts, are valued using energy and commodity market data, which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	Fair Value Measurements as of June 30, 2011
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$248.5	$248.5	$—	$—
Aircraft fuel derivatives	0.6	—	—	0.6

Total assets	$249.1	$248.5	$—	$0.6

Total Liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$82.7	$82.7	$—	$—
Aircraft fuel derivatives	3.5	—	—	3.5

Total assets	$86.2	$82.7	$—	$3.5

Total Liabilities	$—	$—	$—	$—

Notes to Financial Statements—(Continued)

Cash and cash equivalents at June 30, 2011 and December 31, 2010 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions.

The Company did not elect hedge accounting on any of the derivative instruments, and as a result, changes in the fair values of these fuel hedge contracts are recorded each period in fuel expense. Fair values of the instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts its holds. Due to the fact that certain of the inputs utilized to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. The following table presents the Company’s activity for assets measured at fair value on a recurring basis (in millions):

Fuel Derivatives
Balance at December 31, 2010	$3.5
Total gains realized or unrealized included in earnings, net	4.7
Purchase and settlements, net	(4.1)

Balance at March 31, 2011	4.1

Total losses realized or unrealized included in earning, net	(0.3)

Purchase and settlements, net	(3.2)

Balance at June 30, 2011	$0.6

Total gains and losses during the three and six months ended June 30, 2011 included in earnings attributable to the change in unrealized gains or losses related to assets still held at June 30, 2011 is $3.5 million and $2.9 million, respectively.

The carrying amounts and estimated fair values of the Company’s long-term debt at December 31, 2010, were as follows (in millions):

	Carrying Value	Estimated Fair Value
Fixed-rate debt	$355.9	$403.8
Variable-rate debt	4.6	5.0

Total long-term debt	$360.5	$408.8

As of December 31, 2010, the Company’s debt was not publicly traded. Management determined the enterprise value of the Company using a discounted cash flow analysis and market multiples. The fair values of certain debt instruments were estimated under a contingent claims analysis, in which a Black-Scholes option pricing model was applied. As a corroborative measure, the implied internal rates of return resulting from the application of the Black-Scholes model were compared to the current yields of certain term and other high-yield debt instruments of selected market participants operating in the airline industry.

The Company did not have any outstanding debt as of June 30, 2011.

9. Stock-Based Compensation

The Company has stock plans under which directors, officers, key employees, and consultants of the Company may be granted restricted stock awards or stock options as a means of promoting the Company’s long-term growth and profitability. The plans are intended to encourage participants to contribute to and participate in the success of the Company.

Our board of directors adopted, and our stockholders approved, the Amended and Restated 2005 Incentive Stock Plan, or the 2005 Stock Plan, effective January 1, 2008. The total number of shares of common stock authorized for issue pursuant to awards granted under the 2005 Stock Plan was 2,500,000 shares. The 2005 Stock Plan provides for the grant of non-qualified stock options, stock appreciation rights, restricted stock, performance shares, phantom stock, restricted stock units and other awards that are valued in whole or in part by reference to our stock.

Notes to Financial Statements—(Continued)

Our board of directors adopted, and our stockholders approved, the 2011 Plan effective May 9, 2011. The principal purpose of the 2011 Plan is to attract, retain and engage selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. Under the 2011 Plan, 3,000,000 shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance awards and other stock-based awards, plus the number of shares remaining available for future awards under our 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under our 2005 Stock Plan that are forfeited or lapse unexercised and which, following the effective date of the 2011 Plan, are not issued under the 2005 Stock Plan. As of June 30, 2011, 489,000 options to purchase shares of our common stock and 1,813,386 shares of restricted stock remained outstanding. As of June 30, 2011, 3,197,614 shares of our common stock remained available for future issuance under the 2011 Plan. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms.

Restricted stock awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. Compensation expense is recognized on a straight-line basis over the requisite service period.

Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant and grading vest over four years of continuous service and have 10-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes model.

Granted shares and stock options vest 25 percent on each anniversary of issuance.

For options granted during the six months ended June 30, 2011 the Company’s weighted average assumptions for expected volatility, dividends, term, and risk-free interest rate were 50.1 percent, 0 percent, 6.25 years and 1.9 percent, respectively. There were no grants of option awards during the first six months of 2010. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average fair value of $6.01 for stock options granted during the first six months 2011.

To the extent a market price was not available, the fair value of the Company’s common stock was estimated using a discounted cash flow analysis and market multiples, based on management’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates management uses to manage the Company’s business. For the six months ended June 30, 2011, and 2010, share-based compensation cost included in operating expenses in the accompanying statements of operations amounted to $237,000 and $82,000, respectively.

A summary of share option activity under the plan as of, and changes during the six months ended June 30, 2011 is presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2010	469,000	7.87	9.3	910

Granted	24,000	12.00
Exercised	—	—
Forfeited or expired	(4,000)	7.80

Outstanding at June 30, 2011	489,000	8.06	9.1	1,923

Exercisable at June 30, 2011	86,000	7.80	8.8	349
Vested or expected to vest at June 30, 2011	459,960	8.05	9.1	1,814

Notes to Financial Statements—(Continued)

The weighted-average fair value of option awards granted during the six months ended June 30, 2011 was $6.01 per share. A summary of the status of the Company’s restricted stock awards as of June 30, 2011, and changes during the six months ended June 30, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	573,250	$1.12
Granted	—	—
Vested	(199,188)	1.06
Forfeited	(4,251)	0.96

Outstanding at June 30, 2011	369,811	$1.16

The weighted-average fair value of restricted stock awards granted during the year ended 2010 was $6.39 per share. There were no restricted stock awards granted in the first six months of 2011.

As of June 30, 2011 and June 30, 2010, there was $1.7 million and $0.6 million, respectively, of total unrecognized compensation cost related to nonvested shares and options granted under the plan expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares and options vested during the six months ended June 30, 2011 and 2010 was $2.2 million and $1.4 million, respectively.

10. Initial Public Offering

On June 1, 2011, the Company raised $187.2 million of gross proceeds from an initial public offering of 15,600,000 shares of its common stock at a price of $12.00 per share. The resulting proceeds to the Company were approximately $176.9 million, after deducting underwriter commissions. The Company retained $150.0 million of the net proceeds, after paying $20.6 million of debt, $450,000 to pay three unaffiliated holders of its subordinated notes, and $5.9 million in direct costs of the offering. In accordance with a Recapitalization Agreement, all of the principal and accrued and unpaid interest on outstanding Notes, to the extent not paid, totaling $279.2 million, as well as all of the Class A and B Preferred Stock outstanding immediately prior to the offering along with accrued and unpaid dividends totaling $81.7 million, were exchanged for 30,079,420 shares of common stock at a share price of $12.00 per share. Each share of Class B Common Stock was exchanged for one share of common stock. In addition, interest expense was reduced by $0.4 million due to a write off of the unamortized portion of prepaid loan fees and deferred interest.

11. Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) with the Company’s Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. Under the TRA, the Company is obligated to pay to the Pre-IPO Stockholders an amount equal to 90 percent of the cash savings in federal income tax realized by the Company by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by the Company as of March 31, 2011. Cash tax savings generally will be computed by comparing our actual federal income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. The Company recorded a liability of $35.9 million with an offsetting reduction to additional paid in capital upon execution of the TRA.

The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income the Company generates in the future and any future limitations that may be imposed on the Company’s ability to use the Pre-IPO NOLs. As of June 30, 2011, the Company estimated a cash benefit of $35.9 million, or 90 percent of the total cash benefit from the full use of the Pre-IPO NOLs, which is payable to the Company’s Pre-IPO Stockholders under the terms of the TRA. Please see “Certain Relationships and Related Transactions—Tax Receivable Agreement” within the registration statement of the Company on Form S-1 for the three months ended March 31, 2011, filed with the Securities and Exchange Commission for additional information and terms related to Tax Receivable Agreement.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Spirit Airlines is an ultra low-cost, low-fare airline, headquartered in Miramar, Florida, that provides affordable travel opportunities principally to and from South Florida, the Caribbean and Latin America. Our all-Airbus fleet currently operates more than 175 daily flights to over 45 destinations. We completed our initial public offering during the second quarter of 2011, and our stock currently trades on the Nasdaq Global Select Stock Market under the symbol “SAVE.”

Our business strategy empowers customers to save money on air travel by offering ultra low base fares with a range of optional services for a fee, allowing customers the freedom to choose only the extras they value. We have unbundled components of our air travel service that have traditionally been included in base fares, such as baggage and advance seat selection, and offer them as optional, ancillary services for additional fees (which we record in our financial statements as non-ticket revenue) thus giving our customers the power to save by allowing them to select and pay for only the services they want to use.

Our goal is to offer compelling value to our customers by utilizing our low-cost structure and unbundled pricing strategy and, in so doing, stimulate customer demand and grow profitably. Notwithstanding the recent volatility in the cost of jet fuel and the severe economic recession, we have been profitable in each of the last four years, as well as the first half of 2011.

Comparative Operating Statistics:

The following table sets forth our operating statistics for the three-month and six-month periods ended June 30, 2011 and 2010:

	Three Months Ended June 30,		Percent Change
	2011	2010
Operating Statistics:
Available seat miles (ASMs) (thousands)	2,425,642	1,905,053	27.3%
Revenue passenger miles (RPMs) (thousands)	2,083,804	1,519,609	37.1%
Load factor (%)	85.9	79.8	6.1	pts
Passenger flight segments (thousands)	2,200	1,611	36.6%
Operating revenue per ASM (RASM) (cents)	11.37	9.31	22.1%
Average ticket revenue per passenger flight segment ($)	82.00	78.43	4.6%
Average non-ticket revenue per passenger flight segment ($)	43.39	31.64	37.1%
Total revenue per passenger flight segment ($)	125.39	110.07	13.9%
Operating costs per ASM (CASM) (cents)	9.93	9.22	7.8%
CASM excluding restructuring and termination costs, loss on disposal of assets and mark-to-market loss (cents)(1)	9.70	9.10	6.6%
CASM excluding fuel, restructuring and termination costs and loss on disposal of assets (cents)(2)	5.41	6.03	(10.3)%
Fuel gallons consumed (thousands)	31,264	24,965	25.2%
Average economic fuel cost per gallon ($)	3.32	2.34	41.9%
Aircraft at end of period	35	31	12.9%
Average daily aircraft utilization (hours)	13.1	12.1	8.3%
Average stage length (miles)	932	928	0.4%
Airports served at end of period	45	38	18.4%

	Six Months Ended June 30,		Percent Change
	2011	2010
Operating Statistics:
Available seat miles (ASMs) (thousands)	4,625,739	3,725,184	24.2%
Revenue passenger miles (RPMs) (thousands)	3,931,084	2,984,254	31.7%
Load factor (%)	85.0	80.1	4.9	pts
Passenger flight segments (thousands)	4,063	3,137	29.5%
Operating revenue per ASM (RASM) (cents)	10.99	9.70	13.3%
Average ticket revenue per passenger flight segment ($)	82.14	83.93	(2.1)%
Average non-ticket revenue per passenger flight segment ($)	43.04	31.28	37.6%
Total revenue per passenger flight segment ($)	125.18	115.21	8.7%
Operating costs per ASM (CASM) (cents)	9.66	9.01	7.2%
CASM excluding restructuring and termination costs, loss on disposal of assets and mark-to-market loss (cents)(1)	9.54	8.96	6.5%
CASM excluding fuel, restructuring and termination costs and loss on disposal of assets (cents)(2)	5.54	5.93	(6.6)%
Fuel gallons consumed (thousands)	59,436	49,165	20.9%
Average economic fuel cost per gallon ($)	3.12	2.30	35.7%
Aircraft at end of period	35	31	12.9%
Average daily aircraft utilization (hours)	12.9	12.5	3.2%
Average stage length (miles)	946	935	1.2%
Airports served at end of period	45	38	18.4%

(1)	Refer to table on pages 18 and 21 for a reconciliation of CASM to CASM excluding restructuring and termination costs, loss on disposal of assets and mark-to-market loss for the three and six months ended June 30, 2011, respectively.
(2)	Refer to table on pages 18 and 21 for a reconciliation of CASM to CASM excluding fuel, restructuring and termination costs and loss on disposal of assets for the three and six months ended June 30, 2011, respectively.

Executive Summary

During the second quarter of 2011, we generated net earnings of $16.9 million compared to a net loss of $10.1 million for the same period last year. Our earnings in 2011 are a result of the improved revenue environment, lower non-fuel unit costs, offset in part by a substantial increase in fuel prices. In addition, prior year results were adversely affected by the June 2010 pilot strike. We estimate on a pretax basis that the pilot strike had a negative impact of approximately $19 million on our operating income of $1.8 million for the second quarter of 2010. For the second quarter of 2011, the Company achieved record results in load factor, revenue per ASM, and total revenue per passenger.

On June 1, 2011, we completed an initial public offering (“IPO”) which raised net proceeds of $176.9 million, of which $20.6 million was used to pay down debt, $0.5 million was paid to three unaffiliated holders of our subordinated notes, and $5.9 million was paid in direct costs of the offering. In a recapitalization executed in connection with the IPO, our remaining debt and preferred stock was exchanged for newly-issued shares of our common stock at a conversion rate equal to the IPO price. As a result of eliminating the debt from our balance sheet, we recognized approximately $3.0 million less interest expense in the second quarter of 2011 compared to the same period in the prior year. Net proceeds of $150.0 million to us from the IPO and existing cash on hand resulted in $248.5 million in unrestricted cash at the quarter ended June 30, 2011.

For the six months ended June 30, 2011, we generated net earnings of $24.8 million and pre-tax earnings of $39.9 million on operating revenues of $508.6 million, and achieved a 12.2 percent operating margin. Adjusting for the effect of the June 2010 pilot strike, we estimate the six months ended June 2010 would have resulted in both net earnings and pretax earnings of approximately $20 million on revenues of approximately $384 million with an operating margin of 12.8 percent. We incurred $73.6 million higher fuel costs in the six months ended June 30, 2011 compared to the same period in 2010.

As of June 30, 2011, we had 35 Airbus A320-family aircraft in our fleet consisting of 26 A319s, seven A320s and two A321s. We expect to end 2011 with 37 aircraft in the fleet of which the next two A320s are scheduled for delivery in the fourth quarter. All 35 of our current aircraft were acquired under operating leases.

Comparison of three months ended June 30, 2011, to three months ended June 30, 2010

Revenue

We increased operating revenue approximately $98.5 million, or 55.6 percent, to $275.9 million in the second quarter of 2011 from the same period last year as a result of an increase in capacity, in terms of ASMs of 27.3 percent, along with an increase in traffic, in terms of RPMs of 37.1 percent resulting in a corresponding load increase of 6.1 points. Higher load factors and better pricing resulted in a 22.1 percent increase in RASM. Revenue in the second quarter of 2010 was negatively impacted by approximately $23 million due to the pilot strike.

For the second quarter of 2011, our passenger ticket revenue rose 4.6 percent per flight segment over the prior-year period, due to a more favorable industry pricing and capacity environment. Non-ticket revenue increased as a percentage of revenue from 28.7 percent in 2010 to 34.6 percent in 2011, and from $31.64 to $43.39 per passenger flight segment versus the same period last year. This increase was driven in part by the addition of a charge for carry-on bags beginning in August 2010 as well as changes in checked bag pricing. We also experienced growth in previously adopted non-ticket revenue initiatives. By leveraging our low cost structure and innovative ancillary revenues, we were able to offer our customers extremely low fares that stimulated demand.

Operating Expenses

Operating expense increased by approximately $65.4 million for the three months ended June 30, 2011 compared to the corresponding period in 2010 primarily due to increases in fuel costs and our 27.3 percent capacity growth year-over-year.

Aircraft fuel expense includes both into-plane expense (defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expense. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by world oil prices and refining costs, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Because our fuel derivative contracts do not qualify for hedge accounting, we include both realized and unrealized changes in the fair value of our derivatives when they occur, as a component of aircraft fuel expense.

Aircraft fuel expense increased $46.5 million, or 76.6 percent, compared to the second quarter of 2010. The elements of the changes are illustrated in the following table (in thousands, except per gallon amounts):

	Three months ended June 30,		Percentage Change
	2011	2010
Into-plane fuel expense	106,984	58,806	81.9%
Less: Cash received from settled derivatives, net of cash settlements paid	(3,119)	(320)	n/a

Economic fuel expense	103,865	58,486	77.6%

Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	3,457	2,294	n/a
Aircraft fuel expense (per Statement of Operations)	$107,322	$60,780	76.6%

Fuel gallons consumed	31,264	24,965	25.2%
Economic fuel cost per gallon	$3.32	$2.34	41.9%

Into-plane fuel cost per gallon	$3.42	$2.36	44.9%

Fuel gallons consumed increased 25.2 percent, primarily as a result of a 25.6 percent increase in block hours.

Our operations are largely concentrated in the southeast United States with Fort Lauderdale being the highest volume fueling point in the system. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. The into-plane fuel cost per gallon increased 44.9 percent as a result of higher Gulf Coast jet fuel prices. Gulf Coast jet fuel prices are impacted by both the higher price of crude oil, as well as increased refinery margins associated with the conversion of crude oil to jet fuel.

We evaluate economic fuel expense, which we define as into-plane fuel expense plus or minus the cash we received or paid from hedge counterparties for expiring positions that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is unrealized mark-to-market changes. When we refer to economic fuel expense, we include only realized gains or losses only when they are settled through a cash payment to or from our derivative contract counterparties for those contracts that were settled during the period. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate airline results using this measure and it is used in our internal management reporting. Total net benefit recognized for hedges that settled during the period was $3.1 million in 2011, compared to $0.3 million in 2010. These amounts represent the net cash received for these hedges.

As of June 30, 2011, we had fuel derivatives in place for approximately 2.8 percent of our estimated fuel consumption for the third quarter 2011. As of June 30, 2011, we did not have derivative contracts in place for the fourth quarter of 2011 and beyond.

We measure our operating cost performance on a per ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents Spirit’s cost per ASM, or unit cost, for the second quarter of 2011 and second quarter of 2010 followed by explanations of the material changes on a unit cost basis and/or dollar basis (in cents, except for percentages):

	Three months ended June 30,		Per ASM Change	Percent Change
	2011	2010
Aircraft fuel	4.42	3.19	1.23	38.7
Salaries, wages and benefits	1.86	2.03	(0.17)	(8.4)
Aircraft rent	1.20	1.31	(0.11)	(8.2)
Landing fees and other rents	0.54	0.62	(0.09)	(13.9)
Distribution	0.54	0.54	0.00	0.1
Maintenance, materials and repairs	0.31	0.30	0.01	2.8
Depreciation and amortization	0.07	0.08	(0.01)	(7.1)
Other operating	0.90	1.15	(0.25)	(22.0)
Loss on disposal of assets	0.00	0.00	(0.00)	(1.8)
Restructuring and termination costs	0.09	(0.00)	0.10	n/a

CASM	9.93	9.22	0.72	7.8

CASM excluding restructuring and termination costs, loss on disposal of assets and mark-to-market loss (1)	9.70	9.10	0.60	6.6

CASM excluding fuel, restructuring and termination costs and loss on disposal of assets	5.41	6.03	(0.61)	(10.2)

(1)	Excludes mark-to-market losses of 0.14 and 0.12 cents per ASM for the three months ended June 30, 2011 and 2010, respectively.

Despite the absolute dollar increase in operating expenses excluding fuel, restructuring and termination costs and loss on disposal of assets, our unit costs excluding fuel are down 10.2 percent for the three months ended June 30, 2011 compared to the same period in 2010. The increase in fuel per ASM was partially offset by efficiency gains in labor, aircraft rents, airport costs, distribution and other operating expenses per ASM, as noted below.

Although our labor costs increased 16.7 percent on an absolute dollar basis, our unit labor cost decreased 8.4 percent compared to the second quarter of 2010. On a unit basis, our capacity growth and productivity gains outpaced the increase in headcount and higher pilot rates. The second quarter of 2010 also included a $2.3 million return to work bonus as part of ratifying the new pilot collective bargaining agreement.

We took delivery of four Airbus A320 aircraft subsequent to the second quarter of 2010. These aircraft were acquired under operating leases which drove the $4.2 million increase in rent expense in the second quarter of 2011. The decrease of aircraft rents on a per ASM basis of 8.2 percent is primarily due to the greater efficiency of the A320 aircraft, compared to the A319 aircraft, as well as higher utilization in 2011 compared to 2010, which was affected by our pilot strike.

Distribution expenses were flat on a per ASM basis compared to the second quarter of 2010 despite a dollar basis increase of $2.8 million, or 27.5 percent, compared to the prior period. The absolute dollar increase year-over-year was amplified by the fact that bookings were suppressed during the weeks leading into and during the June 2010 pilot strike. These increases were slightly offset by lower advertising costs in the second quarter of 2011 compared to the same prior year period. This increase is correlated to the increase in passenger revenues which drives corresponding higher credit card transaction fees.

Additionally, we noted a 10.2 point shift in mix from direct bookings on our website to third party agents, a more expensive distribution channel, resulting in slightly higher third-party distribution costs payable by us. However, the fees we charge to book via the call center or through third party distributors exceed the incremental costs associated with these distribution channels. As such, a shift in the mix does not materially affect operating income. The table below shows our distribution channel usage.

	Three months ended June 30,		Change
	2011	2010
Website	67.6%	77.8%	(10.2)
Third party travel agents	22.1	13.3	8.8
Call center	10.3	8.9	1.4

Maintenance costs for the three months ended June 30, 2011 increased by $1.8 million on an absolute dollar basis compared to the second quarter of 2010, and increased 2.8 percent on a per ASM basis. The increases in both dollar cost and cost per ASM are due partly to the aging of our fleet which requires more comprehensive work on the routine scheduled maintenance. The average age of our fleet increased to 4.2 years as of June 30, 2011 compared to 3.7 as of June 30, 2010. Maintenance expense is expected to increase significantly as our fleet continues to age, resulting in the need for additional repairs over time. In addition, during the second quarter of 2010 we reversed maintenance expenses related to reimbursements from insurance claims resulting in a $1.4 million reduction in maintenance expenses during the period.

We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next such heavy maintenance event. Amortization of engine overhaul costs was $0.5 million and $0.4 million for the three months ended June 30, 2011 and 2010, respectively. If engine overhaul costs were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $7.9 million and $6.1 million for the three months ended June 30, 2011 and 2010, respectively.

Depreciation and amortization increased slightly by $0.3 million primarily due to increases in capital software costs and deferred heavy aircraft maintenance events which in turn resulted in higher amortization expense recorded in the second quarter of 2011 compared to the same period of 2010. The decrease of 7.1 percent on a per ASM basis was due to the growth of ASM’s exceeding the increases in depreciation and amortization expense during the period.

Other operating expense decreased by 22.0 percent on a per ASM basis and remained flat quarter over quarter on an absolute dollar basis. Increases in departures of 24.0 percent resulted in increases in variable operating costs such as ground handling expenses and travel and lodging expense in the second quarter of 2011 compared to the same period in 2010. These increases in variable costs, however, were offset by better operational performance and continued cost control efforts during the second quarter ended 2011.

We incurred termination costs of $2.3 million in connection with our IPO during the three months ended June 30, 2011, which included $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with us and $0.5 million paid to three unaffiliated holders of our subordinated notes.

Other income (expenses)

Interest expense decreased by $3.0 million due to the elimination of all debt on June 1, 2010 as a result of our IPO and recapitalization. On average during the last four quarters, we incurred approximately $12.2 million on a quarterly basis in interest expense related to the debt that was eliminated in the IPO. We recorded $0.7 million more capitalized interest in the three months ended June 30, 2011 compared to the second quarter of 2010 as a result of a higher aircraft pre-delivery payment balance during 2011 versus 2010, due to timing of scheduled delivery of our aircraft.

Income Taxes

Our second quarter of 2011 effective tax rate was approximately 35.7 percent compared to second quarter of 2010 rate of 4.4 percent. During the second quarter of 2010 our income tax expenses and corresponding effective tax rate were reduced by our net operating losses for which we had a fully reserved valuation allowance. We recognized an income tax benefit of $52.3 million in the third quarter of 2010 due to the release of a valuation allowance in that period.

For the Six Months Ended June 30, 2011 and 2010

Revenue

We increased operating revenue approximately $147.1 million or 40.7 percent to $508.6 million in the first half of 2011 from the same period last year as a result an increase in capacity in terms of ASMs of 24.2 percent along with an increase in traffic in terms of RPMs of 31.7 percent resulting in a load factor increase of 4.9 points. Higher load factors and better pricing resulted in a 13.3 percent RASM increase. Revenue in the second quarter of 2010 was negatively impacted by approximately $23 million due to the pilot strike.

Our total revenue per passenger is up 8.7 percent per flight segment due to a more favorable industry pricing and capacity environment coupled with a maturing non-ticket strategy. Through implementing a charge for carry-on bags, improved checked bag pricing, selling our big front seats as a seat upgrade fee instead of as a separate fare, as well as the maturing of previously adopted non-ticket revenue initiatives our non-ticket revenue for the six months ended June 30, 2011 reached $43.04 per passenger, an increase of 37.6 percent over the prior period.

Operating Expenses

Operating expense increased by approximately $111.3 million for the six months ended June 30, 2011 compared to the corresponding period in 2010 primarily due to increases in fuel costs and our 24.2 percent capacity growth year-over-year. Aircraft fuel for the six months ended June 30, 2011, increased $73.6 million, and on a per ASM basis increased 32.3 percent, due to a 40.3 percent increase in the Company’s average fuel cost per gallon.

The elements of the changes in aircraft fuel expense are illustrated in the following table (in thousands, except per gallon amounts):

	June 30,		Percentage Change
	2011	2010
Into-plane fuel expense	$192,551	$113,476	69.7%
Less: Cash received from settled derivatives, net of cash settlements paid	(7,228)	(536)	n/a

Economic fuel expense	$185,323	$112,940	64.1%

Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	$2,911	$1,666	74.7%

Aircraft fuel expense (per Statement of Operations)	$188,234	$114,606	64.2%
Fuel gallons consumed	59,436	49,165	20.9%
Economic fuel cost per gallon	$3.12	$2.30	35.7%

Into-plane fuel cost per gallon	$3.24	$2.31	40.3%

The following table presents Spirit’s cost per ASM, or unit cost, for the first half of 2011 and 2010 followed by explanations of the material changes on a unit cost basis and/or dollar basis (in cents, except for percentages):

	Six months ended June 30,		Per ASM Change	Percent Change
	2011	2010
Aircraft fuel	4.07	3.08	0.99	32.3
Salaries, wages and benefits	1.91	2.01	(0.10)	(4.8)
Aircraft rent	1.23	1.27	(0.05)	(3.6)
Landing fees and other rents	0.53	0.61	(0.07)	(12.2)
Distribution	0.54	0.52	0.02	3.0
Maintenance, materials and repairs	0.34	0.33	0.00	0.9
Depreciation and amortization	0.07	0.08	(0.01)	(6.9)
Other operating	0.92	1.11	(0.19)	(17.1)
Loss on disposal of assets	0.00	0.00	(0.00)	(63.4)
Restructuring and termination costs	0.05	(0.00)	0.05	n/a

CASM	9.66	9.01	0.65	7.2

CASM excluding restructuring and termination costs, loss on disposal of assets and mark-to-market loss (1)	9.54	8.96	0.58	6.5
CASM excluding fuel, restructuring and termination costs and loss on disposal of assets	5.54	5.93	(0.39)	(6.6)

(1)	Excludes mark-to-market losses of 0.06 and 0.04 cents per ASM for the six months ended June 30, 2011 and 2010, respectively.

Operating expenses per ASM for the six months ended June 30, 2011 increased 7.2 percent compared to the first half of 2010 primarily as a result of increased fuel costs. The increase in fuel per ASM was partly offset by reductions in labor, aircraft rents, airport costs, depreciation, and other operating expenses per ASM.

Although our labor costs have increased 18.2 percent, our cost on a per unit basis decreased 4.8 percent compared to the first half of 2010. On a unit basis, our capacity growth and productivity gains outpaced the increase costs of greater headcount and higher pilot rates. The six months ended June 2010 also includes a $2.3 million return to work bonus as part of ratifying the new collective bargaining agreement.

We took delivery of four Airbus A320 aircraft subsequent to the second quarter of 2010 acquired under operating leases which drove the $9.3 million increase in rent expense. The decrease of aircraft rents on a per ASM basis of 3.6 percent is primarily due to the A320 aircraft being more efficient versus the A319 aircraft as well as higher utilization in 2011 compared to 2010 due to the five day pilot strike.

The increase of $5.5 million or 27.9 percent in distribution expense is correlated to the increase in passenger revenue which drives corresponding higher credit card fees as well as an increase in bookings period-over-period which drives increased third-party distribution costs payable by us. The increase year-over-year was amplified by the fact that bookings were suppressed during the weeks leading into and including the June 2010 pilot strike. These increases were slightly offset by lower advertising costs in the second quarter of 2011 compared to the same prior year period. In addition, we have noted a shift in mix from direct bookings on our website to third party agents, a more expensive distribution channel. The following table shows our distribution channel usage:

	Six months ended June 30,		Change
	2011	2010
Website	67.0%	76.3%	(9.3)%
Third party travel agents	22.2	14.7	7.5
Call center	10.8	9.0	1.8

Maintenance, materials and repairs for the six months ended June 30, 2011 increased by $3.1 million on a dollar basis compared to the first half of 2010, and increased 0.9 percent on a per ASM basis. The average age of our fleet increased to 4.2 years as of June 30, 2011 compared to 3.7 as of June 30, 2010. Maintenance expense is expected to increase significantly as our fleet continues to age, resulting in the need for additional repairs over time. In addition, during the first half of 2010 we received reimbursements from insurance claims resulting in reversal of approximately $1.4 million in maintenance expense.

We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next such heavy maintenance event. Amortization of engine overhaul costs was $0.8 million and $0.8 million for the six months ended June 30, 2011 and 2010, respectively. If engine overhaul costs were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $16.3 million and $13.2 million for the six months ended June 30, 2011 and 2010, respectively.

Depreciation and amortization increased slightly by $0.4 million during the six months ended June 30, 2011 primarily due to increases in capitalized software costs which in turn results in higher amortization expense compared to the same period of 2010. The decrease of 6.9 percent on a per ASM basis is due to the growth of ASM’s exceeding increases in depreciation and amortization expense during the period.

Although other operating expense for the six months ended June 30, 2011 increased by $1.2 million on a dollar basis, it decreased by 17.1 percent on a per ASM basis compared to the six months ended June 30, 2010. Increases in departures of 19.3 percent resulted in increases in variable operating costs such as ground handling expenses and travel and lodging expense in the first half of 2011 compared to the same period in 2010. These increases in variable costs, however, were offset by better operational performance and continued cost control efforts during the first half of 2011.

We incurred termination costs of $2.3 million in connection with our initial public offering of common stock during the three months ended June 30, 2011, which included $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with us and $0.5 million paid to three individual, unaffiliated holders of our subordinated notes.

Other (income) expense, net

Interest expense decreased by $1.5 million due to elimination of all debt on June 1, 2010 as a result of our IPO and recapitalization. We recorded $1.5 million more capitalized interest in the six months ended June 30, 2011 compared to the same period in 2010 as a result of higher aircraft pre-delivery balance in 2011 due to timing of scheduled delivery of our aircraft.

Income Taxes

The effective tax rate for the first half of 2011 was approximately 37.9 percent. Due to our near breakeven results for the first half of 2010 and the effects of the fully reserved net operating losses, income taxes were immaterial for that period.

Off-Balance Sheet Arrangements

We have significant obligations for aircraft as all 35 of our aircraft as of June 30, 2011 were acquired under operating leases and therefore are not reflected on the balance sheet. These leases expire between 2017 and 2023. Aircraft rent payments were $29.2 million and $25.3 million, for the three months ended June 30, 2011 and 2010 respectively, and $58.1 million and $48.3 million, for the six months ended June 30, 2011 and 2010, respectively. Our aircraft lease payments are fixed rate obligations except for five of the leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2011, our firm orders consisted of 20 Airbus A320 aircraft, 13 Airbus A319 aircraft (which we are permitted to convert to A320 aircraft at our election), and five spare engines. Our aircraft are scheduled for delivery from November 2011 through 2015, and our spare engines are scheduled for delivery from 2012 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft pre-delivery deposits, will be approximately $97 million for the remainder of 2011, $313 million in 2012, $322 million in 2013, $301 million in 2014, $354 million in 2015 and $19 million in 2016 and beyond.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of June 30, 2011 and the periods in which payments are due (in millions):

	Total	2011	2012 - 2013	2014 - 2015	Thereafter
Operating lease obligations	$1,276	$63	$306	$305	$602
Flight equipment purchase obligations	1,405	97	634	655	19

Total future payments on contractual obligations	$2,681	$160	$940	$960	$621

Liquidity and Capital Resources

During the six months ended June 30, 2011, we completed our IPO which raised net proceeds of $150 million after repayment of debt, payment of transaction expenses and payments of fees to certain unaffiliated holders of our Notes. These proceeds will be used for general corporate purposes, including cash reserves, working capital (including termination of our letter of credit facility), sales and marketing activities, general and administrative matters and capital expenditures, including future flight equipment acquisitions.

Our ongoing source of liquidity is cash provided by operations, with our primary uses of liquidity being working capital and capital expenditures.

Our total cash at June 30, 2011 was $346.9 million of which $98.4 million was classified as restricted due to credit card processor holdback. Restricted cash represents cash collateral related to a portion of our obligation to fulfill future flights, or air traffic liability (“ATL”), held by credit card processors.

Our credit card processors have historically required holdbacks or collateral, which we record as restricted cash, when future air travel and other future services are purchased via credit card transactions. The credit card processors holdback a certain amount of our credit card sales to cover refunds to customers if we fail to fulfill our flight obligations. Our restricted cash balance at June 30, 2011 increased $25.7 million to $98.4 million from the balance at December 31, 2010 of $72.7 million, which primarily reflects an increase in reservations for future travel of approximately $35 million and the termination of a letter of credit facility which had been used as collateral against the holdback, effectively increasing the restricted cash balance by $15 million; offset by decreases in the required cash collaterized holdback and previously cash collaterized letters of credit (“LC”) of $27.0 million. Our largest credit card processor continues to require us to maintain a significant amount of cash collateral relative to their ATL exposure. As part of the agreement to reduce required holdback the Company must comply with certain liquidity covenants.

At December 31, 2010, the required holdback for one of the processors was partially satisfied by an LC, issued in favor of the processor in the amount of $15.0 million. The LC was due to expire on April 30, 2011. On April 29, 2011, we extended our letter of credit facility until April 30, 2014 and increased the amount to $30 million. This extended facility was subject to a commitment fee of 15 percent per annum payable on a monthly basis. In addition, the letter of credit was subject to a $0.6 million termination fee if terminated before June 30, 2012. On June 1, 2011, we terminated the LC and paid a $0.6 million termination fee. The termination of this LC resulted in a $30 million increase in restricted cash funded in favor of our principal credit card processor.

In recent years, our short-term capital needs have been funded primarily by cash from operations. Our most significant capital needs are to fund the acquisition costs of our aircraft, including pre-delivery deposits (“PDP”) relating to future deliveries under our agreement with Airbus, which generally are required starting 24 months prior to each delivery date. In the six months ended June 30, 2011, we have paid $20.1 million in PDPs.

We have executed lease agreements for the sale and leaseback for the next seven A320 aircraft deliveries from our existing order with Airbus, involving deliveries currently scheduled between November 2011 and June 2012. These transactions, assuming they are completed on the terms reflected in the lease agreements, will result in an estimated $31 million in losses of which we estimate $1 million will be recognized in the fourth quarter of 2011 and the first quarter of 2012, and the remaining $30 million will be deferred over the 12 year life of the respective leases as an increase to rent expense in accordance with US GAAP. We do not have financing commitments in place for the remaining 26 aircraft currently on order, which are scheduled for delivery in late 2012 through 2015. During the six months ended June 30, 2011, we paid approximately $5.1 million in pre-delivery deposits related to these deliveries. These future aircraft deliveries may be leased or otherwise financed based on market conditions, our liquidity, and capital market availability.

Net Cash Flows Provided By (Used In) Operating Activities. Operating activities in the six months ended June 30, 2011 provided $37.9 million in cash compared to $6.2 million cash used in 2010. The increase is primarily due to higher profitability during 2011 as a result of pilot strike in 2010 and a decrease on the required holdback by our credit card processors during the six months ended June 30, 2011.

Net Cash Flows Used In Investing Activities. During the six months ended June 30, 2011, investing activities used $21.9 million, compared to $8.1 million used for the six months ended June 30, 2010. The increase mainly related to higher pre-delivery deposits made period-over-period due to timing of the delivery schedule for future aircraft, coupled with slightly higher capital expenditures for items other than aircraft in six months ended June 30, 2011. Additionally, during the six months ended June 30, 2011, we completed a sale-leaseback transaction for a spare engine in which approximately $1.0 million in returned pre-delivery deposits was received.

Net Cash Provided By Financing Activities. During the three months ended June 30, 2011, we received $176.9 million in proceeds, net of underwriting fees, from the IPO of which we retained $150 million and used net proceeds of $20.6 million to pay down shareholder debt. Remaining shareholder debt was exchanged for 30,079,420 newly issued shares of our common stock.

GLOSSARY OF AIRLINE TERMS

Set forth below is a glossary of industry terms used in this prospectus:

“CASM, excluding restructuring and termination costs, loss on disposal of assets and mark-to-market loss” means operating expenses, excluding restructuring charges and termination costs, gains or losses on disposal of assets and mark-to-market gains or losses, divided by ASMs.

“CASM excluding fuel, restructuring and termination costs and loss on disposal of assets” means operating expenses less aircraft fuel expense and excluding restructuring charges and termination costs, gains or losses on disposal of assets, divided by ASMs.

“Air traffic liability” or “ATL” means the value of tickets sold in advance of travel.

“Available seat miles” or “ASMs” means the number of seats available for passengers multiplied by the number of miles the seats are flown, also referred to as capacity.

“Average aircraft” means the average number of aircraft used in flight operations, as calculated on a daily basis.

“Average daily aircraft utilization” means block hours divided by number of days in the period divided by average aircraft.

“Average economic fuel cost per gallon” means total aircraft fuel expense, excluding mark-to-market gains and losses, divided by the total number of fuel gallons consumed.

“Average non-ticket revenue per passenger flight segment” means the total non-ticket revenue divided by passengers.

“Average ticket revenue per passenger flight segment” means total passenger revenue divided by passengers.

“Average stage length” means the average number of miles flown per passenger flight segment.

“Average yield” means the average amount one passenger pays to fly one mile, calculated as total revenue divided by RPMs.

“Block hours” means the number of hours during which the aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination.

“Capacity” also refers to ASMs.

“CASM” or “unit costs” means operating expenses divided by ASMs.

“DOT” means the United States Department of Transportation.

“Into-plane fuel cost per gallon” means into-plane fuel expense divided by number of fuel gallons consumed.

“Into-plane fuel expense” represents the cost of jet fuel and certain other charges such as fuel taxes and oil.

“Load factor” means the percentage of aircraft seats actually occupied on a flight (RPMs divided by ASMs).

“Operating revenue per ASM,” “RASM” or “unit revenue” means operating revenue divided by ASMs.

“Passenger flight segments” means the total number of passengers flown on all flight segments.

“PDP” means pre-delivery deposit payment.

“Revenue passenger miles” or “RPMs” means the number of miles flown by passengers, also referred to as traffic.

“Traffic” also refers to RPMs.

“ULCC” means “ultra low-cost carrier.”

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk-Sensitive Instruments and Positions

We are subject to certain market risks, including commodity prices (specifically aircraft fuel). The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided below does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2011 represented approximately 42.1 percent of our operating expenses. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During hurricane season (August through October), we often use basis swaps, priced using West Texas Intermediate or Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. In addition to other fuel derivative contracts, we have historically protected a portion of our forecasted fuel requirements during hurricane season using basis swaps. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel for the last 12 months would have increased aircraft fuel expense by approximately $32.2 million. To attempt to manage fuel price risk, from time to time we use jet fuel option contracts or swap agreements and basis swaps to mitigate a portion of the crack spread between crude and jet fuel. As of June 30, 2011, we had entered into fuel derivative contracts for approximately 1.4 percent of our forecasted aircraft fuel requirements for the balance of 2011, with all of our existing fuel hedge contracts expected to settle by the end of September 2011.

The fair value of our fuel derivative contracts as of December 31, 2009, December 31, 2010 and June 30, 2011 was a $1.4 million, $3.5 million and $0.6 million net asset, respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. We measure the fair value of the derivative instruments based on either quoted market prices or values provided by the counterparty. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of June 30, 2011, we believe the credit exposure related to these fuel forward contracts was negligible.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We and a competitor, Allegiant Travel Services, LLC (“Allegiant,” and together with us, “Petitioners”), filed petitions of appeal in the U.S. Court of Appeals for the D.C. Circuit, requesting relief from certain aspects of a new rule adopted by the Department of Transportation (“DOT”), which rule is known as Enhancing Airline Passenger Protections Final Rule (“EAPP-2”). The petitions, filed by us on June 15, 2011 and by Allegiant on June 16, 2011, have been consolidated. The aspects of EAPP-2 that we and Allegiant have challenged include (i) a requirement to quote fares inclusive of government taxes and fees, rather than quoting such taxes and fees separately from the base fare, (ii) a requirement that travel reservations be held at the quoted fare without payment, or cancelled without penalty, for at least 24 hours after the reservation is made if the reservation is made one week or more prior to a flight’s departure, (iii) a prohibition on post-purchase price increases for products and services not purchased at the time of the initial booking, (iv) a requirement to deliver to passengers a list of all baggage allowances and pricing on any e-ticket or other electronic confirmation (despite already providing this information at the time of booking), and (v) a requirement to provide notice to passengers of flight schedule changes within 30 minutes after a carrier knows, or should have known, about such change. Petitioners consider these aspects of the EAPP-2 to present a risk of stifling competition and of significantly increasing prices in the airline industry, and we intend to pursue our appeal vigorously.

We are not currently a defendant or respondent in any material legal or administrative proceeding, nor, to our knowledge, is any material legal or administrative proceeding threatened against us or any of our subsidiaries. However, we are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We believe that the ultimate outcome of currently pending lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.	RISK FACTORS

You should carefully consider the risks described below and the other information in this report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. The risks described below are not the only ones facing us. Additional risks not currently known to us or that we currently believe are immaterial may also impair our business, results of operations, financial condition and liquidity.

We operate in an extremely competitive industry.

We face significant competition with respect to routes, fares and services. Within the airline industry, we compete with traditional network airlines, other low-cost airlines and regional airlines on many of our routes. Competition in most of the destinations we presently serve is intense, due to the large number of carriers in those markets. Furthermore, other airlines may begin service or increase existing service on routes where we currently face no or little competition. Substantially all of our competitors are larger and have significantly greater financial and other resources than we do.

The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition could adversely affect our operations. Moreover, many other airlines have begun to unbundle services by charging separate fees for services such as baggage and advance seat selection. This unbundling and other cost reducing measures could enable competitor airlines to reduce fares on routes that we serve.

In addition, airlines increase or decrease capacity in markets based on perceived profitability. Decisions by our competitors that increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route, especially increased capacity in and out of South Florida, could have a material adverse impact on our business. If a traditional network airline were to successfully develop a low-cost structure or if we were to experience increased competition from other low-cost carriers, our business could be materially adversely affected.

Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies or new market entrants. Any such competitor may have greater financial resources and access to cheaper sources of capital than we do, which could enable them to operate their business with a lower cost structure than we can. If these competitors adopt and successfully execute a ULCC business model, we could be materially adversely affected.

There have been numerous mergers and acquisitions within the airline industry including, for example, the recent combinations of Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines, and Southwest Airlines and AirTran Airways. In the future, there may be additional mergers and acquisitions in our industry. Any business combination could significantly alter industry conditions and competition within the airline industry and could cause fares of our competitors to be reduced.

The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares or revenues related to ancillary services required to sustain profitable operations in new and existing markets and could impede our growth strategy, which could harm our operating results. Due to our relatively small size, we are susceptible to a fare war or other competitive activities in one or more of our key markets, including South Florida, which could have a material adverse effect on our business, results of operations and financial condition.

Our low-cost structure is one of our primary competitive advantages, and many factors could affect our ability to control our costs.

Our low-cost structure is one of our primary competitive advantages. However, we have limited control over many of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, airport and related infrastructure taxes, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of our collective bargaining agreements. We cannot guarantee we will be able to maintain a cost advantage over our competitors. If our cost structure increases and we are no longer able to maintain a cost advantage over our competitors, it could have a material adverse effect on our business, results of operations and financial condition.

The airline industry is heavily impacted by the price and availability of aircraft fuel. Continued volatility in fuel costs or significant disruptions in the supply of fuel, including hurricanes and other events affecting the Gulf Coast in particular, could materially adversely affect our business, results of operations and financial condition.

Aircraft fuel costs represent our single largest operating cost, accounting for 38.9 percent, 30.8 percent, 34.8 percent and 42.1 percent of our total operating expenses for 2008, 2009, 2010 and the six months ended June 30, 2011, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could cause disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supplies. Any disruption to oil production, refinery operations or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources.

Aircraft fuel prices have been subject to high volatility, fluctuating substantially over the past several years and very sharply beginning in 2008. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase in the price of aircraft fuel can have a significant negative impact on our operating costs and on our business, results of operations and financial condition.

Our fuel hedging strategy may not reduce our fuel costs.

In order to mitigate the risk to our business from future volatility in fuel prices, as of June 30, 2011 we had entered into fuel derivative contracts for approximately 1.4 percent of our forecasted aircraft fuel requirements for the balance of 2011. Additionally, during hurricane season (August through October), we often use basis swaps, priced using West Texas Intermediate or Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. In addition to other fuel derivative contracts, we have historically protected approximately 45 percent of our forecasted fuel requirements during hurricane season using basis swaps. There can be no assurance that we will be able to enter into fuel hedge contracts in the future. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited since we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. Finally, it is currently unknown what impact the Dodd-Frank Wall Street Reform and Consumer Protection Act will have on collateral and margin requirements for fuel hedging, which could significantly impair our ability to hedge our fuel costs.

The airline industry is particularly sensitive to changes in economic conditions. Continued negative economic conditions or a reoccurrence of such conditions would negatively impact our business, results of operations and financial condition.

Our business and the airline industry in general are affected by many changing economic conditions beyond our control, including, among others:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the United States or global economy and financial markets;

•

changes in consumer preferences, perceptions, spending patterns or demographic trends, including any increased preference for higher-fare carriers offering higher amenity levels, and reduced preferences for low-fare carriers offering more basic transportation, during better economic times;

•	higher levels of unemployment and varying levels of disposable or discretionary income;

•	depressed housing and stock market prices; and

•	lower levels of actual or perceived consumer confidence.

These factors can adversely affect, and from time to time have adversely affected, our results of operations, our ability to obtain financing on acceptable terms and our liquidity generally. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs can reduce spending for leisure, visiting friends and relatives (“VFR”) and business travel. For many travelers, in particular the leisure and VFR travelers we serve, air transportation is a discretionary purchase that they can eliminate from their spending in difficult economic times. The overall decrease in demand for air transportation in the United States in 2008 and 2009 resulting from record high fuel prices and the economic recession required that we take significant steps to reduce our capacity, which reduced our revenues and could continue to have a significant negative impact on our business for an extended period of time. Unfavorable economic conditions could also affect our ability to raise prices to counteract increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.

The airline industry faces ongoing security concerns and related cost burdens, further threatened or actual terrorist attacks or other hostilities could significantly harm our industry and our business.

The terrorist attacks of September 11, 2001 and their aftermath negatively affected the airline industry. The primary effects experienced by the airline industry included:

•

substantial loss of revenue and flight disruption costs caused by the grounding of all commercial air traffic in or headed to the United States by the Federal Aviation Administration, or FAA, for about three days after the terrorist attacks;

•	increased security and insurance costs;

•	increased concerns about future terrorist attacks;

•	airport shutdowns and flight cancellations and delays due to security breaches and perceived safety threats; and

•	significantly reduced passenger traffic and yields due to the subsequent dramatic drop in demand for air travel.

Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration, or TSA, have implemented numerous security measures that restrict airline operations and increase costs, and are likely to implement additional measures in the future. For example, following the widely publicized attempt of an alleged terrorist to detonate plastic explosives hidden underneath his clothes on a Northwest Airlines flight on Christmas Day in 2009, international passengers became subject to enhanced random screening, which may include pat-downs, explosive detection testing or body scans. Enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines. Any future terrorist attacks or attempted attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a material adverse effect on our business, results of operations and financial condition, and on the airline industry in general.

Restrictions on or increased taxes applicable to fees or other charges for ancillary products and services paid by airline passengers could harm our business, results of operations and financial condition.

During 2008, 2009, 2010 and the six months ended June 30, 2011, we generated non-ticket revenues of $129.8 million, $163.9 million, $243.3 million and $174.9 million, respectively. Our non-ticket revenues are generated from fees for, among other things, baggage, bookings through our call center or third-party vendors, advance seat selection, itinerary changes and loyalty programs. In April 2011, the U.S. Department of Transportation, or DOT, published a broad set of final rules relating to, among other things, how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft. The final rules require airlines to publish to customers a full fare for a flight, including mandatory taxes and fees, and to enhance disclosure of the cost of optional products and services, including baggage charges. The rules restrict airlines from increasing ticket prices post-purchase (other than increases resulting from changes in government- imposed fees or taxes) and increase significantly the amount and scope of compensation payable to passengers involuntarily denied boarding due to oversales.

The final rules also extend the applicability of tarmac delay reporting and penalties to include international flights and provide that reservations made more than one week prior to flight date may be held at the quoted fare without payment, or cancelled without penalty, for 24 hours. Most of these new rules are scheduled to become effective in late August 2011 and October 2011, although the DOT has extended the effective date for certain aspects that are the subject of current litigation to January 2012. We are evaluating the actions we will be required to take to implement them, and we cannot assure you that such compliance will not have a material adverse effect on our business. In addition, the U.S. Congress has begun investigating the airline industry practice of unbundling services, including public hearings held in July 2010. If new taxes are imposed on non-ticket revenues, or laws or regulations are adopted that make unbundling of services impermissible, or more cumbersome or expensive than the new rules described above, our business, results of operations and financial condition could be harmed. Congressional scrutiny may also change industry practice or public willingness to pay for ancillary services. On August 3, 2010, the Airline Baggage Transparency and Accountability Act was introduced in the United States Senate. This legislation, if enacted, would impose federal taxes at a rate of up to 7.5 percent on charges for carry-on and checked baggage. More recently, the United States Senate passed an amendment to the FAA reauthorization bill that, if enacted, would impose federal taxes at a rate of 7.5 percent on charges for carry-on baggage. We cannot predict whether the Airline Baggage Transparency and Accountability Act, the Senate amendment to the FAA reauthorization bill or any similar proposal will become law or, if it did, what effect it would have on our results of operations and financial condition.

Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; weather conditions, such as hurricanes or blizzards; increased security measures; new travel related taxes or the outbreak of disease, any of which could harm our business, operating results and financial condition.

Like other airlines, we are subject to delays caused by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, increased security measures, new travel related taxes and the outbreak of disease. Delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean, winter snowstorms affecting the Northeast United States, or the January 2010 earthquake in Port-au-Prince, Haiti, can cause flight cancellations or significant delays. Cancellations or delays due to weather conditions or natural disasters, air traffic control problems, breaches in security or other factors could harm our business, results of operations and financial condition. Similarly, outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine) flu, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Increased travel taxes, such as the Travel Promotion Act, enacted March 10, 2010, which charges visitors from certain countries a $10 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.

Restrictions on or litigation regarding third-party membership discount programs could harm our business, operating results and financial condition.

We generate a relatively small but growing portion of our revenue from order referral fees, revenue share and other fees paid to us by third-party merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the third-party merchants that we offer to our customers on our website. Some of these third-party referral-based offers are for memberships in discount programs or similar promotions made to customers who have purchased products from us, and for which we receive a payment from the third-party merchants for every customer that accepts the promotion.

Certain of these third-party membership discount programs have been the subject of consumer complaints, litigation and regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. Any private or governmental claim or action that may be brought against us in the future relating to these third-party membership programs could result in our being obligated to pay damages or incurring legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships. In addition, customer dissatisfaction or a significant reduction in or termination of the membership discount offers on our website as a result of these claims could have a negative impact on our brand, and have a material adverse effect on our business, results of operations and financial condition.

We face competition from air travel substitutes.

In addition to airline competition from traditional network airlines, other low-cost airlines and regional airlines, we also face competition from air travel substitutes. On our domestic routes, we face competition from some other transportation alternatives, such as bus, train or automobile. In addition, technology advancements may limit the desire for air travel. For example, video teleconferencing and other methods of electronic communication may reduce the need for in-person communication and add a new dimension of competition to the industry as travelers seek lower-cost substitutes for air travel. If we are unable to adjust rapidly in the event the basis of competition in our markets changes, it could have a material adverse effect on our business, results of operations and financial condition.

Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our operations.

Our business is labor intensive, with labor costs representing approximately 19.1 percent, 23.0 percent, 22.0 percent and 19.8 percent of our total operating costs for 2008, 2009, 2010 and for the six months ended June 30, 2011, respectively. As of June 30, 2011, approximately 52.3 percent of our workforce was represented by labor unions and thereby covered by collective bargaining agreements. We cannot assure you that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.

Relations between air carriers and labor unions in the United States are governed by the Railway Labor Act, or the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board, or the NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.

Our flight operations were shut down due to a strike by our pilots beginning on June 12, 2010 and lasting until we and the union representing our pilots reached a tentative agreement for a new contract. Under a Return to Work Agreement, we began to resume flights on June 17, 2010 and resumed our full flight schedule on June 18, 2010. On August 1, 2010, we and the pilots’ union executed a new five-year collective bargaining agreement. This shutdown had a material adverse effect on our results of operations for 2010.

Our collective bargaining agreement with our flight attendants became amendable in August 2007, and we are currently engaged in negotiations with the union representing our flight attendants. Our collective bargaining agreement with our dispatchers becomes amendable in July 2012. The outcome of our collective bargaining negotiations cannot presently be determined and the terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can.

The need for workforce reductions and wage and benefit concessions in the current adverse economic environment may have an adverse effect on our labor relations and employee morale. In addition, if we are unable to reach agreement with any of our unionized work groups on future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. Our business, results of operations and financial condition may be materially adversely affected based on the outcome of our negotiations with the union representing our flight attendants.

We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. All of our aircraft are leased, and in 2010 we paid the lessors rent of $103.4 million and maintenance deposits net of reimbursements of $35.7 million. In the six months ended June 30, 2011, we paid the lessors rent of $58.1 million and maintenance deposits net of reimbursements of $18.3 million. As of June 30, 2011, we had future operating lease obligations of approximately $1.3 billion. In addition, we have significant obligations for aircraft and spare engines that that we have ordered from Airbus and International Aero Engines AG, or IAE, for delivery over the next five years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance and cash flow, which will in turn depend on, among other things, the success of our current business strategy, whether fuel prices continue at current price levels and/or further increase or decrease, further weakening or improving in the U.S. economy, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:

•

require a substantial portion of cash flow from operations for operating lease and maintenance deposit payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to make required pre-delivery deposit payments, or PDPs, to Airbus or IAE for our aircraft and spare engines on order;

•	limit our ability to obtain additional financing to support our expansion plans and for working capital and other purposes on acceptable terms or at all;

•

make it more difficult for us to pay our other obligations as they become due during adverse general economic and market industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled payments;

•

reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with less fixed payment obligations; and

•

cause us to lose access to one or more aircraft and forfeit our rent deposits if we are unable to make our required aircraft lease rental payments and our lessors exercise their remedies under the lease agreement including under cross default provisions in certain of our leases.

A failure to pay our operating lease and other fixed cost obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to fulfill our obligations, make required lease payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.

We are highly dependent upon our cash balances and operating cash flows.

As of June 30, 2011, we had access to lines of credit from two counterparties to our jet fuel derivatives and our purchase credit card issuer aggregating $5.6 million. These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. Furthermore, our credit card processors hold back certain credit card receipts to cover repayment to customers if we fail to fulfill our flight obligations. As a result of these holdbacks, a significant portion of our cash is recorded as restricted cash and is unavailable to us until after we provide travel service. After the consummation of the IPO, we terminated our existing letter of credit facility that we used to satisfy a portion of the required holdback for our principal credit card processor, which could result in an increase in the amount of restricted cash. In addition, we are required by our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

Our ability to obtain financing or access capital markets may be limited.

We have significant obligations for aircraft and spare engines that we have ordered from Airbus and IAE over the next five years and we will need to finance these purchases. We may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of PDPs, or for other working capital. Factors that affect our ability to raise financing or access the capital markets include market conditions in the airline industry, economic conditions, the level and volatility of our earnings, our relative competitive position in the markets in which we operate, our ability to retain key personnel, our operating cash flows, and legal and regulatory developments. Regardless of our creditworthiness, at times the market for aircraft purchase or lease financing has been very constrained due to such factors as the general state of the capital markets and the financial position of the major providers of commercial aircraft financing.

Our liquidity and general level of capital resources impact our ability to hedge our fuel requirements.

As of June 30, 2011, we had entered into fuel derivative contracts for approximately 1.4 percent of our forecasted aircraft fuel requirements for 2011. Additionally, during hurricane season (August through October), we often use basis swaps, priced using West Texas Intermediate or Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. In addition to other fuel derivative contracts, we have historically protected a portion of our forecasted fuel requirements during hurricane season using basis swaps. While we intend to hedge a portion of our future fuel requirements, there can be no assurance that, at any given time, we will be able to enter into hedge contracts. In the past we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited, because we set the price of tickets in advance of knowing our fuel costs at the time the tickets are flown. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited.

We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.

We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 12.6 hours, 13.0 hours, 12.8 hours and 12.9 hours for 2008, 2009, 2010 and the six months ended June 30, 2011, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports, so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. The majority of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.

Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.

As of June 30, 2011, the average age of our aircraft was approximately 4.2 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes will occur at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of our lease agreements require us to pay supplemental rent, also known as maintenance reserves, to be paid to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase as a percentage of our revenue over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.

Our lack of marketing alliances could harm our business.

Many airlines, including the domestic traditional network airlines (American, Delta, United and US Airways) have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as OneWorld, SkyTeam and Star Alliance, generally provide for code-sharing, frequent flier program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline, and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any alliances with U.S. or foreign airlines. Our lack of marketing alliances puts us at a competitive disadvantage to traditional network carriers, whose ability to attract passengers through more widespread alliances, particularly on international routes, and may have a material adverse effect on our passenger traffic, business, results of operations and financial condition.

We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation, and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT finalized rules, effective on April 29, 2010, requiring new procedures for customer handling during long onboard tarmac delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, a second set of DOT final rules, to become effective beginning in late August 2011, address, among other things, concerns about how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft, including requirements for disclosure of base fares plus a set of regulatorily dictated options and limits on cancellations and change fees. On August 3, 2010, the Airline Baggage Transparency and Accountability Act was introduced in the United States Senate. This legislation, if enacted, would increase disclosure regarding fees for airline ticket sales, impose federal taxes on charges for carry-on and checked baggage, authorize the Department of Transportation’s Aviation Consumer Protection Division to oversee lost and stolen baggage claims, and require data collection and the public release of collected data concerning airline handling of lost, damaged and stolen luggage. More recently, the United States Senate passed an amendment to the FAA reauthorization bill that, if enacted, would impose federal taxes at a rate of 7.5 percent on charges for carry-on baggage. If the Airline Baggage Transparency and Accountability Act, the Senate amendment to the FAA reauthorization bill or similar legislation were to be enacted, it is uncertain what effect it would have on our results of operations and financial condition.

We cannot assure you that these and other laws or regulations enacted in the future will not harm our business. In addition, the TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. The federal government has on several occasions proposed a significant increase in the per ticket tax. The proposed ticket tax increase, if implemented, could negatively impact our financial results.

Our ability to operate as an airline is dependent on our maintaining certifications issued to us by the DOT and the FAA. The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business and financial results. Federal law requires that air carriers operating large aircraft be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers factors such as unfair or deceptive competition, advertising, baggage liability and disabled passenger transportation. While the DOT has seldom revoked a carrier’s certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations. In 2009, we entered into a consent order with the DOT for our procedures for bumping passengers from oversold flights and our handling of lost or damaged baggage. Under the consent order, we were assessed a civil penalty of $375,000, of which we were required to pay $215,000 based on an agreement with the DOT, subject to our not having similar violations in the year after the date of the consent order.

International routes are regulated by treaties and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by our ability to obtain the necessary certificates to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals and restrictions on competitive practices. We are subject to numerous foreign regulations based on the large number of countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed.

We may not be able to implement our growth strategy.

Our growth strategy includes acquiring additional aircraft, increasing the frequency of flights and size of aircraft used in markets we currently serve and expanding the number of markets we serve where our low-cost structure would likely be successful. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. We face numerous challenges in implementing our growth strategy, including our ability to:

•	maintain profitability;

•	obtain financing to acquire new aircraft;

•	access airports located in our targeted geographic markets where we can operate routes in a manner that is consistent with our cost strategy;

•	gain access to international routes; and

•	access sufficient gates and other services at airports we currently serve or may seek to serve.

Our growth is dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment and facilities. An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. In addition, expansion to new markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the risks attendant upon entering certain new markets or respond adequately to these risks, and our growth strategy and our business may suffer as a result. In addition, our competitors may reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets.

Our principal target growth markets in the Caribbean and Latin America include countries with less developed economies that may be vulnerable to unstable economic and political conditions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our ability to implement our growth strategy.

In 2008, in response to record high fuel prices and rapidly deteriorating economic conditions, we modified our growth plans by terminating our leases for seven aircraft. We incurred significant expenses relating to our lease terminations, and have incurred additional expenses to acquire new aircraft in place of those under the terminated leases as we expand our network. We may in the future determine to reduce further our future growth plans from previously announced levels, which may impact our business strategy and future profitability.

We rely heavily on technology and automated systems to operate our business and any failure of these technologies or systems or failure by their operators could harm our business.

We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting system, telecommunications systems, website, maintenance systems and check-in kiosks.

In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our reservation system fails or experiences interruptions, and we are unable to book seats for any period of time, we could lose a significant amount of revenue as customers book seats on competing airlines. We have experienced short duration reservation system outages from time to time and may experience similar outages in the future. For example, in November 2010, we experienced a significant service outage with our third-party reservation service provider on the day before Thanksgiving, one of the industry’s busiest travel days. We also rely on third-party service providers of our other automated systems for technical support, system maintenance and software upgrades. If our automated systems are not functioning or if the current providers were to fail to adequately provide technical support for any one of our key existing systems, we could experience service disruptions, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems’ vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all and any transition time to a new system may be significant.

In addition, our automated systems cannot be completely protected against events that are beyond our control, including natural disasters, computer viruses or telecommunications failures. Substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans; however, we cannot assure you that these measures are adequate to prevent disruptions. Disruption in, changes to or a breach of, these systems could result in a disruption to our business and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.

Our processing, storage, use and disclosure of personal data could give rise to liabilities as a result of governmental regulation.

In the processing of our customer transactions, we receive, process, transmit and store a large volume of identifiable personal data, including financial data such as credit card information. This data is increasingly subject to legislation and regulation, typically intended to protect the privacy of personal data that is collected, processed and transmitted. More generally, we rely on consumer confidence in the security of our system, including our internet site on which we sell the majority of our tickets. Our business, results of operations and financial condition could be adversely affected if we are unable to comply with existing privacy obligations or legislation or regulations are expanded to require changes in our business practices.

We may not be able to maintain or grow our non-ticket revenues.

Our business strategy includes expanding our portfolio of ancillary products and services. There can be no assurance that passengers will pay for additional ancillary products and services or that passengers will continue to choose to pay for the ancillary products and services we currently offer. Failure to maintain our non-ticket revenues would have a material adverse effect on our results of operations and financial condition. Furthermore, if we are unable to maintain and grow our non-ticket revenues, we may not be able to execute our strategy to continue to lower base fares in order to stimulate demand for air travel.

Our inability to expand or operate reliably or efficiently out of Fort Lauderdale–Hollywood International Airport, an airport on which we are highly dependent, could harm our business, results of operations and financial condition.

We are highly dependent on markets served from South Florida, where we maintain a large presence with, as of June 30, 2011, approximately 53.8 percent of our daily flights either departing from or arriving at Fort Lauderdale–Hollywood International Airport, or FLL Airport. We operate out of the only international terminal at FLL Airport, Terminal 4. FLL Airport is in the process of a renovation project, which includes the expansion of Terminal 4.

The airport expansion would allow us to increase the number of routes we serve from FLL Airport (although the expansion could also increase the number of routes our competitors serve from FLL Airport). If the airport expansion does not occur or is delayed, however, our expansion strategy may be impeded. In addition, FLL Airport presently has relatively low costs and there is no guarantee that the fees and other costs related to operating out of FLL Airport will not increase. Our operating performance and results of operations could be harmed by an increase in fees charged by the airport. If we are unable to operate reliably or efficiently from FLL Airport, we may need to move our South Florida operations to a smaller or more expensive area airport.

Changes in how we or others are permitted to operate at airports, including FLL Airport, could have a material adverse effect on our business, results of operations and financial condition.

Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at airports, including, but not limited to:

•	increases in airport rates and charges;

•	limitations on take-off and landing slots, airport gate capacity or other use of airport facilities;

•	termination of our airport use agreements, some of which can be terminated by airport authorities with little notice to us;

•	increases in airport capacity that could facilitate increased competition, such as the planned expansion of the international terminal at FLL Airport;

•	international travel regulations such as customs and immigration;

•	increases in taxes;

•	changes in the law that affect the services that can be offered by airlines in particular markets and at particular airports;

•	restrictions on competitive practices;

•	the adoption of statutes or regulations that impact customer service standards, including security standards; and

•	the adoption of more restrictive locally-imposed noise regulations or curfews.

In general, any changes in airport operations could have a material adverse effect on our business, results of operations and financial condition.

We rely on third-party service providers to perform functions integral to our operations.

We have entered into agreements with third-party service providers to furnish certain facilities and services required for our operations, including ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations and airport facilities as well as administrative and support services. We are likely to enter into similar service agreements in new markets we decide to enter, and there can be no assurance that we will be able to obtain the necessary services at acceptable rates.

Although we seek to monitor the performance of third parties that provide us with our reservation system, ground handling, catering, passenger handling, engineering, maintenance services, refueling and airport facilities, the efficiency, timeliness and quality of contract performance by third-party service providers are often beyond our control, and any failure by our service providers to perform their contracts may have an adverse impact on our business and operations. For example, in 2008, our call center provider went bankrupt. Though we were able to quickly switch to an alternative vendor, we experienced a significant business disruption during the transition period and a similar disruption could occur in the future. We expect to be dependent on such third-party arrangements for the foreseeable future.

We rely on third-party distribution channels to distribute a portion of our airline tickets.

We rely on third-party distribution channels, including those provided by or through global distribution systems, or GDSs (e.g., Amadeus, Galileo, Sabre and Worldspan), conventional travel agents and online travel agents, or OTAs (e.g., Orbitz and Travelocity), to distribute a portion of our airline tickets, and we expect in the future to rely on these channels to an increasing extent to collect ancillary revenues, such as seat selection fees. These distribution channels are more expensive and at present have less functionality in respect of ancillary revenues than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, and improve the functionality of third party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets, and may not provide the functionality we require to maximize ancillary revenues. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations.

We rely on a single service provider for our fuel.

As of June 30, 2011, we purchased all of our aircraft fuel under a single fuel service contract with World Fuel Services Corporation. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.

Our reputation and business could be adversely affected in the event of an emergency, accident or similar incident involving our aircraft.

We are exposed to potential significant losses in the event that any of our aircraft is subject to an emergency, accident, terrorist incident or other similar incident, and significant costs related to passenger claims, repairs or replacement of a damaged aircraft and its temporary or permanent loss from service. There can be no assurance that we will not be affected by such events or that the amount of our insurance coverage will be adequate in the event such circumstances arise and any such event could cause a substantial increase in our insurance premiums. In addition, any future aircraft emergency, accident or similar incident, even if fully covered by insurance or even if it does not involve our airline, may create a public perception that our airline or the equipment we fly is less safe or reliable than other transportation alternatives, which could have an adverse impact on our reputation and could have a material adverse effect on our business, results of operations and financial condition.

Negative publicity regarding our customer service could have a material adverse effect on our business.

In the past we have experienced a relatively high number of customer complaints related to, among other things, our customer service, reservations and ticketing systems and baggage handling. In particular, we generally experience a higher volume of complaints when we make changes to our unbundling policies, such as charging for baggage. In addition, in 2009, we entered into a consent order with the DOT for our procedures for bumping passengers from oversold flights and our handling of lost or damaged baggage. Under the consent order, we were assessed a civil penalty of $375,000, of which we were required to pay $215,000 based on an agreement with the DOT and our not having similar violations in the year after the date of the consent order. Our reputation and business could be materially adversely affected if we fail to meet customers’ expectations with respect to customer service or if we are perceived by our customers to provide poor customer service. Our business and reputation could have been harmed by the business shut down during the June 2010 pilot strike and any perceived failure to meet customer expectations during the strike and related negative publicity from the strike.

We depend on a limited number of suppliers for our aircraft and engines.

One of the elements of our business strategy is to save costs by operating an aircraft fleet consisting solely of Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE. We currently intend to continue to rely exclusively on these aircraft and engine manufacturers for the foreseeable future. If Airbus or IAE becomes unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft or components that we operate were discovered that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. The use of our aircraft could be suspended or restricted by regulatory authorities in the event of any actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the South Florida, Caribbean or Latin American markets could harm our business, results of operations and financial condition.

A significant portion of our operations are conducted to and from the South Florida, Caribbean or Latin American markets. Our business, results of operations and financial condition could be harmed if we lost our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, negative public perception of these destinations, unfavorable weather conditions, or terrorist related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. Many of the countries we serve are experiencing either economic slowdowns or recessions, which may translate into a weakening of demand and could harm our business, results of operations and financial condition.

Increases in insurance costs or significant reductions in coverage could have a material adverse effect on our business, financial condition and results of operations.

We carry insurance for public liability, passenger liability, property damage and all-risk coverage for damage to our aircraft. As a result of the September 11, 2001 terrorist attacks, aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war risk insurance). Accordingly, our insurance costs increased significantly and our ability to continue to obtain certain types of insurance remains uncertain. While the price of commercial insurance has declined since the period immediately after the terrorist attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase its cost, we would be adversely affected. We currently maintain commercial airline insurance with several underwriters. However, there can be no assurance that the amount of such coverage will not be changed, or that we will not bear substantial losses from accidents. We could incur substantial claims resulting from an accident in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition.

We have obtained third-party war risk insurance, which insures against some risks of terrorism, through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. If the special program administered by the FAA is not re-authorized, or if the government discontinues this coverage for any reason, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain adequate war risk insurance.

Failure to comply with applicable environmental regulations could have a material adverse effect on our business, results of operations and financial condition.

We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water, and the management of hazardous substances, oils and waste materials. Compliance with all environmental laws and regulations can require significant expenditures and any future regulatory developments in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. For example, climate change legislation was previously introduced in Congress and such legislation could be re-introduced in the future by Congress and state legislatures, and could contain provisions affecting the aviation industry, compliance with which could result in the creation of substantial additional costs to us. Similarly, the Environmental Protection Agency issued a rule that regulates larger emitters of greenhouse gases. Future operations and financial results may vary as a result of such regulations. Compliance with these regulations and new or existing regulations that may be applicable to us in the future could increase our cost base and could have a material adverse effect on our business, results of operations and financial condition.

Governmental authorities in several U.S. and foreign cities are also considering or have already implemented aircraft noise reduction programs, including the imposition of nighttime curfews and limitations on daytime take-offs and landings. We have been able to accommodate local noise restrictions imposed to date, but our operations could be adversely affected if locally-imposed regulations become more restrictive or widespread.

If we are unable to attract and retain qualified personnel or fail to maintain our company culture, our business, results of operations and financial condition could be harmed.

Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to complete our growth plans.

In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. Our company culture, which is one of our competitive strengths, is important to providing high-quality customer service and having a productive, accountable workforce that helps keep our costs low. As we continue to grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business, results of operations and financial condition could be harmed.

Our business, results of operations and financial condition could be materially adversely affected if we lose the services of our key personnel.

Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team, including Ben Baldanza, our President and Chief Executive Officer.

Competition for highly qualified personnel is intense, and the loss of any executive officer, senior manager or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team.

We will be required to pay our Pre-IPO Stockholders for 90 percent of certain tax benefits related to federal net operating losses, deferred interest deductions and tax credits incurred prior to the IPO, and could be required to make substantial cash payments in which the stockholders purchasing the Company’s shares subsequently will not participate.

Immediately prior to the completion of the IPO, we entered into the Tax Receivable Agreement which required us to distribute to each holder of our common stock as of such time, or the Pre-IPO Stockholders, the right to receive such stockholders’ pro rata share of the future payments to be made by us under the Tax Receivable Agreement. Each such pro rata share is a fraction equal to the number of shares of our common stock beneficially owned by each Pre-IPO Stockholder divided by the number of shares of common stock outstanding immediately prior to the completion of the IPO. Under the Tax Receivable Agreement, we are obligated to pay to the Pre-IPO Stockholders an amount equal to 90 percent of the cash savings in federal income tax realized by us by virtue of our future use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by us as of March 31, 2011, which we refer to as the Pre-IPO NOL. “Deferred interest deductions” means interest deductions that have accrued as of March 31, 2011, but have been deferred under rules applicable to related party debt. Cash tax savings generally will be computed by comparing our actual federal income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO NOLs not been available to us. While payments made under the Tax Receivable Agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future and any future limitations that may be imposed on our ability to use the Pre-IPO NOLs, the payments could be substantial. Assuming the federal corporate income tax rates presently in effect and no material change in federal tax law, the cash benefit of the full use of these Pre-IPO NOLs would be approximately $39.9 million as of June 30, 2011, of which 90 percent, or $35.9 million, is potentially payable to our Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. Upon a change in control, we will be obligated to make a final payment under the Tax Receivable Agreement equal to 90 percent of the present value of the tax savings represented by any portion of the Pre-IPO NOLs for which payment under the Tax Receivable Agreement has not already been made. Payments resulting from a change in control could be substantial and could exceed our actual cash savings from the Pre-IPO NOLs.

The Pre-IPO Stockholders will not reimburse us for any payments previously made if we incur a net operating loss for federal income tax purposes in a future tax year, although the Tax Receivable Agreement does provide a mechanism by which the tax benefit attributable to such future net operating loss will be deemed to be recognized by us before any further payments are made under the Tax Receivable Agreement. Similarly, the Pre-IPO Stockholders will not reimburse us for any payments previously made if any tax benefits relating to such payments are subsequently disallowed, although the amount of any such tax benefits subsequently disallowed will reduce future payments (if any) otherwise owed to the Pre-IPO Stockholders. For example, if our determinations regarding the applicability (or lack thereof) and amount of any limitations on the Pre-IPO NOLs under Section 382 of the Internal Revenue Code of 1986, as amended, were to be successfully challenged by the IRS after payments relating to such Pre-IPO NOLs had been made to the Pre-IPO Stockholders, we would not be reimbursed by the Pre-IPO Stockholders and our recovery would be limited to the extent of future payments (if any) otherwise remaining under the Tax Receivable Agreement. As a result, we could make payments to the Pre-IPO Stockholders under the Tax Receivable Agreement in excess of our actual cash tax savings. Furthermore, while we will only make payments under the Tax Receivable Agreement after we have recognized a cash flow benefit from the utilization of the Pre-IPO NOLs, or upon a change of control or other acceleration event, the payments required under the agreement could require us to use a substantial portion of our cash from operations for those purposes. Depending on the amount and timing of our future earnings (if any) and on other factors, including the effect of any limitations imposed on our ability to use the Pre-IPO NOLs, it is possible that all payments required under the Tax Receivable Agreement could become due within a relatively short period of time hereafter.

As of the effective date of the Tax Receivable Agreement, we recognized a liability equal to the estimated total payments estimated as of June 30, 2011 to be approximately $35.9 million to be made under the Tax Receivable Agreement, which are accounted for as a reduction of additional paid-in capital. Subsequent changes in the estimated liability under the Tax Receivable Agreement will be recorded through earnings in operating expenses. If and when the Pre-IPO NOLs are available to us, the Tax Receivable Agreement will operate to transfer significantly all of the benefit to the Pre-IPO Stockholders. Additionally, the payments we make to the Pre-IPO Stockholders under the Tax Receivable Agreement are not expected to give rise to any incidental tax benefits to us, such as deductions or an adjustment to the basis of our assets.

We rely on our private equity sponsors.

We have in recent years depended on our relationships with Indigo and Oaktree, our private equity sponsors, to help guide our business plan. These two private equity firms have significant expertise in financial matters generally and, in the case of Indigo, the low-cost airline industry in particular. This expertise has been available to us through the representatives these firms have had on our board of directors and through a Professional Services Agreement with Indigo that was in place prior to the completion of the IPO. As of June 30, 2011, investment funds managed by our private equity sponsors, Indigo and Oaktree, own, in the aggregate, approximately 71.7 percent of our common stock. Our private equity sponsors may elect to reduce their ownership in our company or reduce their involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationships with them.

Control by our principal stockholders could adversely affect our other stockholders.

As of June 30, 2011, Indigo and Oaktree beneficially own approximately 71.7 percent of our common stock. As a result, Oaktree and Indigo are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including super-majority approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. In addition, under the “controlled company” exception to the independence requirements of the NASDAQ Global Select Stock Market, we are exempt from the rules of the NASDAQ Global Select Stock Market that require that our board of directors be comprised of a majority of independent directors, that our compensation committee be comprised solely of independent directors and that our nominating and governance committee be comprised solely of independent directors. This concentrated control may limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will incur significant legal, accounting and other expenses that we have not incurred as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the Securities and Exchange Commission and the NASDAQ Global Select Stock Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

We will be required to assess our internal control over financial reporting on an annual basis and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on the market price of our common stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2012, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. A material weakness was noted in our past internal controls related to our accounting for manufacturers’ credits, primarily in 2006 before our current management team was in place. During our 2010 year-end close, a separate material weakness was noted in our internal controls related to the accounting for our travel voucher liability. This material weakness had no impact on our financial statements for periods prior to the second quarter of 2010. We believe we have remediated these weaknesses and have taken steps to improve our internal controls and procedures. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NASDAQ Global Select Stock Market, regulatory investigations, civil or criminal sanctions and class action litigation.

The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.

The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	announcements concerning our competitors, the airline industry or the economy in general;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	media reports and publications about the safety of our aircraft or the aircraft type we operate;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	changes in the price of aircraft fuel;

•	announcements concerning the availability of the type of aircraft we use;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;

•	sales of our common stock or other actions by investors with significant shareholdings, including trading strategies related to changes in fuel or oil prices; and

•	general market, political and economic conditions.

The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock.

In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources, and harm our business or results of operations.

Our anti-takeover provisions may delay or prevent a change of control, which could adversely affect the price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock. These provisions include, among others:

•

our board of directors is divided into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at an annual meeting;

•	actions to be taken by our stockholders may only be effected at an annual or special meeting of our stockholders and not by written consent;

•	special meetings of our stockholders can be called only by the Chairman of the Board or by our corporate secretary at the direction of our board of directors;

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and

•

our board of directors may, without stockholder approval, issue series of Preferred Stock, or rights to acquire Preferred Stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying or preventing a change of control.

Our corporate charter and bylaws include provisions limiting voting by non-U.S. citizens.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our amended and restated certificate of incorporation and amended and restated bylaws restrict voting of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law currently require that no more than 25 percent of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, and that our president and at least two-thirds of the members of our board of directors and senior management be U.S. citizens. Our amended and restated bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record” would result in a suspension of their voting rights in the event that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law.

Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. We are currently in compliance with these ownership restrictions. See “Business—Foreign Ownership” and “Description of Capital Stock—Anti-Takeover Provisions of Our Certificate of Incorporation and Bylaws to be in Effect Upon the Completion of this Offering—Limited Voting by Foreign Owners” in our prospectus dated May 27, 2011 filed with the SEC, pursuant to Rule 424(b) under the Securities Act. A non-U.S. citizen fund managed by Indigo may cause all or a portion of its shares of our common stock to be exchanged for non-voting common stock, and the right to convert on a share-for-share basis into common stock will be at the election of the holder for as long as they hold such non-voting common stock. As of June 30, 2011, all of our non-citizen funds own, in the aggregate, approximately 19.6 percent of our common stock.

We do not intend to pay cash dividends for the foreseeable future.

We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our board of directors deems relevant.

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On June 1, 2011, in connection with the consummation of the IPO, and pursuant to the Recapitalization Agreement, (i) the aggregate principal and unpaid interest on certain secured promissory notes of the Company not repaid using the net proceeds from the IPO was cancelled in exchange for the issuance by the Company to each former holder thereof of such number of shares of Common Stock equal to the aggregate principal amount plus accrued and unpaid interest through June 1, 2011 divided by $12.00 (the price per share in the IPO), rounded down to the nearest whole share, and (ii) the outstanding shares of preferred stock of the Company, including accrued and unpaid dividends, were cancelled in exchange for the issuance by the Company to each former holder thereof of such number of shares of Common Stock equal to the aggregate liquidation preference of such shares (including accrued and unpaid dividends through June 1, 2011) divided by $12.00, rounded down to the nearest whole share. Pursuant to such transactions, the Company issued an aggregate 23,267,189 shares of Common Stock to the former holders of the secured promissory notes of the Company and an aggregate 6,812,231 shares of Common Stock to the former holders of the preferred stock of the Company.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Sections 3(a)(9) and 4(2) of the Securities Act. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

There were no underwriters employed in connection with any of the transactions effected pursuant to the Recapitalization Agreement.

Use of Proceeds from the Sale of Registered Securities

On May 25, 2011, the SEC declared effective our registration statement on Form S-1 (File No. 333-169474), as amended, filed in connection with the IPO. Pursuant to the registration statement, we registered the offer and sale of 17,940,000 shares of our common stock at a public offering price of $12.00 per share, consisting of the sale by us of 15,600,000 shares of common stock for an aggregate offering price of $187.2 million and the sale of up to an additional 2,340,000 shares of common stock by selling stockholders pursuant to the underwriters’ over-allotment option. We sold and issued 15,600,000 shares of our common stock for an aggregate offering price of $187.2 million, and the selling stockholders sold on June 29, 2011 256,513 shares of common stock pursuant to the underwriters’ over-allotment option, for an aggregate offering price of approximately $3.1 million. We did not receive any proceeds from the sale of shares sold by the selling stockholders. The overallotment option has expired. The joint book-running managing underwriters of the IPO were Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated . After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $16.2 million, the net proceeds to us from the IPO were approximately $171.0 million. No offering expenses were paid, directly or indirectly, to our directors or officers, to persons owning ten percent or more of any class of our equity securities or to any of our affiliates.

The net proceeds to us from the IPO have been invested in high quality, short-term obligations such as money market accounts, certificates of deposit, commercial paper and guaranteed obligations of the U.S. government. There has been no material change in the expected use of the net proceeds from the IPO as described in our registration statement on Form S-1.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibits

10.1*	Addendum and Amendment to the Agreement Governing Acceptance of the American Express Card by Airlines, dated as of June 24, 2011, by and between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested with respect to portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

Date: July 28, 2011	By:	/s/ David Lancelot
David Lancelot
Senior Vice President and Chief Financial Officer