Form 10-Q
period 2011-09-30
Spirit Airlines, Inc.
filed 2011-10-27
CIK 1498710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 27, 2011:

Class	Number of Shares
Voting Common Stock, $0.0001 par value	72,530,256
Non-Voting Common Stock, $0.0001 par value	0

PART I. Financial Information

ITEM 1. Unaudited Condensed Financial Statements

Spirit Airlines, Inc.

Condensed Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating revenues:
Passenger	$186,682	$138,232	$520,380	$401,513
Non-ticket	102,032	65,423	276,887	163,552

Total operating revenue	288,714	203,655	797,267	565,065

Expenses:
Aircraft fuel	104,985	63,553	293,219	178,159
Salaries, wages and benefits	45,148	39,935	133,514	114,719
Aircraft rent	29,220	25,487	86,009	72,936
Landing fees and other rents	13,966	13,039	38,628	35,651
Distribution	14,177	10,906	39,146	30,421
Maintenance, materials and repairs	11,440	8,238	26,978	20,644
Depreciation and amortization	2,059	1,517	5,296	4,317
Other operating	23,141	19,784	65,700	61,107
Loss on disposal of assets	4	—	39	77
Restructuring and termination costs	18	214	2,379	137

Total operating expenses	244,158	182,673	690,908	518,168

Operating income	44,556	20,982	106,359	46,897

Other expense (income):
Interest expense	444	12,568	24,408	38,007
Capitalized interest	(444)	(397)	(2,519)	(927)
Interest income	(99)	(83)	(256)	(242)
Other expense	42	23	165	102

Total other (income) expense	(57)	12,111	21,798	36,940

Income before income taxes	44,613	8,871	84,561	9,957
Provision (benefit) for income taxes	16,956	(52,869)	32,104	(52,993)

Net income	$27,657	$61,740	$52,457	$62,950

Net income per share, basic	$0.38	$2.35	$1.12	$2.41

Net income per share, diluted	$0.38	$2.33	$1.11	$2.36

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.

Condensed Balance Sheets

(unaudited, in thousands)

	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$350,973	$82,714
Restricted cash	—	72,736
Accounts receivable	14,729	9,471
Deferred income taxes	30,502	51,492
Other current assets	53,684	34,806

Total current assets	449,888	251,219

Property and equipment:
Flight equipment	4,204	3,901
Ground and other equipment	43,995	39,441
Less accumulated depreciation	(27,327)	(24,013)

	20,872	19,329

Deposits on flight equipment purchase contracts	72,811	44,188
Prepaid aircraft maintenance to lessors	119,790	116,857
Long-term deferred income taxes	—	1,319
Security deposits and other long-term assets	58,802	42,845

Total assets	$722,163	$475,757

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	17,874	13,360
Air traffic liability	123,197	104,788
Other current liabilities	97,947	73,041
Current maturities of long-term debt and obligations, due to related parties	—	20,000
Current maturities of long-term debt and obligations, due to non-related parties	—	3,240

Total current liabilities	239,018	214,429

Deferred credits and other long-term liabilities	40,423	29,101
Due to related parties, less current maturities	—	245,621
Long-term debt, less current maturities	—	11,966
Mandatorily redeemable preferred stock	—	79,717

Shareholders’ equity (deficit)
Common stock	7	3
Additional paid-in-capital	496,014	676
Accumulated deficit	(53,299)	(105,756)

Total shareholders’ equity (deficit)	442,722	(105,077)

Total liabilities and shareholders’ equity (deficit)	$722,163	$475,757

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.

Condensed Statements of Cash Flows

(unaudited, in thousands)

	Nine Months Ended September 30,
	2011	2010

Net cash provided by operating activities	$149,488	$3,796

Investing activities:
Proceeds from sale of property and equipment	5,604	230
Pre-delivery deposits for flight equipment	(27,194)	(12,790)
Purchase of property and equipment, net	(9,573)	(3,727)

Net cash used in investing activities	(31,163)	(16,287)

Financing activities:
Proceeds from issuance of common stock, net of offering expenses	171,247	—
Payments on debt	(20,564)	—
Repurchase of restricted common stock	(757)	—
Debt issuance costs	8	2

Net cash provided by financing activities	149,934	2

Net increase (decrease) in cash and cash equivalents	268,259	(12,489)
Cash and cash equivalents at beginning of period	82,714	86,147

Cash and cash equivalents at end of period	$350,973	$73,658

Supplemental disclosures
Cash payments for:
Interest paid	$2,615	$3,543
Taxes paid	$379	$504
Non-cash transactions
Exchange of Notes due to related parties for common stock	$279,206	$—
Exchange of mandatorily redeemable preferred stock for common stock	$81,747	$—
Liability and offsetting reduction to equity recorded related to tax receivable agreement	$36,522	$—

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements

1. Basis of Presentation

The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the “Company”). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the registration statement of the Company on Form S-1 filed with the Securities and Exchange Commission.

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

2. Recent Accounting Developments

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 8). ASU 2011-04 is effective for the Company in the first quarter of fiscal 2012 and should be applied prospectively. The Company is currently evaluating the impact of ASU 2011-04 on its financial position, results of operations, cash flows and disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements Disclosures, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. Certain provisions requiring new disclosures and clarifications of existing disclosures of the guidance are effective for interim and reporting periods beginning after December 15, 2009. Certain other provisions for new disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of those provisions of the accounting guidance that became effective for this interim period has resulted in new fair value disclosures. See related fair value disclosures in Note 8.

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

The Company entered into a new affinity card program which became effective April 1, 2011. The agreement calls for the marketing of a co-branded Spirit credit card and the delivery of award miles over a five year period. At the inception of the arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting using the criteria as set forth in ASU No. 2009-13. The Company determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists, and (iii) advertising and marketing efforts. Under ASU No. 2009-13, arrangement consideration should be allocated based on relative selling price. At inception of the arrangement, the Company established the relative selling price for all deliverables that qualified for separation. The manner in which the selling price was established is based on a hierarchy of evidence that the Company considered. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable’s relative selling price.

In considering the hierarchy of evidence under ASU No. 2009-13, the Company first determined whether vendor specific objective evidence of selling price or third-party evidence of selling price existed. It was determined by the Company that neither vendor specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of the Company’s program. As such, the Company developed its best estimate of the selling price for all deliverables. For the award miles, the Company considered a number of entity-specific factors when developing the best estimate of the selling price including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions, and fees. For licensing of brand and access to member lists, the Company considered both market-specific factors and entity-specific factors including general profit margins realized in the marketplace/industry, brand power, market royalty rates, and size of customer base. For the advertising element, the Company considered market-specific factors and entity-specific factors including, the Company’s internal costs (and fluctuations of costs) of providing services, volume of marketing efforts, and overall advertising plan.

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

The Company used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions (e.g., cost of fare, number of miles to redeem awards, marketing plan, and approval rate of credit cards) could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. During the three months ended September 30, 2011, the Company noted no changes to either entity-specific assumptions or market-specific assumptions that would warrant a reassessment of selling prices from those determined at inception.

3. Restructuring Charges and Termination Costs

In 2010, in an effort to gain efficiencies, the Company relocated all of its Detroit, Michigan maintenance operations to Fort Lauderdale, Florida, the Company’s largest city of operations. The restructuring included the closure of facilities in Detroit, relocation of equipment and tools, and the relocation and reduction of workforce. The Company determined the relocation of these facilities and the planned relocation and reduction of certain employees met the requirement of an exit activity. Included within Restructuring in our Statement of Operations for the twelve months ended December 31, 2010 and the nine months ended September 30, 2011 were $0.9 million and $0.1 million, respectively, resulting from restructuring charges. The remaining accruals relating to the relocation of maintenance operations were $0.3 million as of December 31, 2010.

The Company incurred termination costs of $2.3 million in connection with its initial public offering of common stock during the second fiscal quarter, which included $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with the Company and $0.5 million paid to three individual, unaffiliated holders of the Company’s subordinated notes.

4. Net Income per Share

The following table sets forth the computation of basic and diluted earnings per common share (in thousands except for per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Numerator
Net income	$27,657	$61,740	$52,457	$62,950

Denominator
Weighted-average shares outstanding, basic	72,175	26,241	46,840	26,155
Effect of dilutive nonvested stock awards	252	285	289	539

Adjusted weighted-average shares outstanding, diluted	72,427	26,526	47,129	26,694

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic earnings per common share	$0.38	$2.35	$1.12	$2.41
Diluted earnings per common share	0.38	2.33	1.11	2.36

At September 30, 2011 there were 121,000 options that were anti-dilutive.

5. Accrued Liabilities

Accrued liabilities included in other current liabilities as of September 30, 2011 and December 31, 2010 consist of the following (in thousands):

	September 30, 2011	December 31, 2010
Current portion of tax receivable agreement	$32,977	$—
Federal excise and other passenger taxes and fees payable	17,631	19,035
Salaries and wages	14,134	14,842
Aircraft maintenance	9,391	10,909
Airport expenses	8,709	9,779
Interest	1,475	6,885
Aircraft and facility rent	5,614	4,455
Other	8,016	7,136

Accrued liabilities	$97,947	$73,041

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

The Company records financial derivative instruments at fair value, which includes an evaluation of the counterparty’s credit risk. Fair value of the instruments is determined using standard option valuation models. Management chose not to elect hedge accounting on any of the derivative instruments purchased in 2010 and during the nine-month period ended September 30, 2011 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2011 and 2010 (in millions):

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Into-plane fuel cost	$103.7	$65.7	$296.3	$179.2
Changes in value and settlements of fuel hedge contracts	1.3	(2.1)	(3.1)	(1.0)

Aircraft fuel expense	$105.0	$63.6	$293.2	$178.2

During the three months ended September 30, 2011, $1.3 million of net fuel derivative losses were recognized consisting of realized gains of $0.2 million offset by unrealized losses of $1.5 million. During the three months ended September 30, 2010, $2.1 million of net fuel derivative gains were recognized consisting of realized losses of $0.4 million offset by unrealized gains of $2.5 million. During the nine months ended September 30, 2011, $3.1 million of net fuel derivative gains were recognized consisting of realized gains of $7.5 million offset by unrealized losses of $4.4 million. During the nine months ended September 30, 2010, $1.0 million of net fuel derivative gains were recognized consisting of realized gains of $0.1 million and unrealized gains of $0.9 million.

As of September 30, 2011, the Company had fuel hedges using US Gulf Coast jet fuel collars in place for approximately 38 and 18 percent of our estimated fuel consumption for the fourth quarter 2011 and first quarter 2012, respectively. Additionally, during hurricane season (August through October), the Company uses basis swaps using NYMEX Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2011 the Company had approximately 23 percent of our fourth quarter forecasted fuel requirements protected using these basis swaps.

7. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2011, firm aircraft orders with Airbus consisted of 13 Airbus A319 aircraft (which can be converted to A320 aircraft), 20 A320 aircraft, and five spare V2500 International Aero Engines AG (“IAE”) engines. Aircraft are scheduled for delivery in the period of 2011 through 2015, and spare engines are scheduled for delivery in the period 2012 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $83 million for the remainder of 2011, $313 million in 2012, $322 million in 2013, $301 million in 2014, $354 million in 2015 and $19 million in 2016 and beyond.

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

Credit Card Processing Arrangements

The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage fees, and other ancillary services by customers. As is standard in the airline industry, the Company’s contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company’s overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. As of September 30, 2011, the Company had amended its processing agreements with all of its processors. Prior to the amendments, the credit card processors required the Company to maintain cash collateral equal to approximately 100 percent of the Company’s air traffic liability. The amendments were approved in light of the Company’s improved balance sheet as a result of the recently completed IPO and related recapitalization and facilitate a reduction in the holdback held by the credit card processors, effectively bringing the Company’s restricted cash balance to zero, provided that the Company continues to satisfy certain financial criteria. Failure to meet these liquidity covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash.

At December 31, 2010, the required holdback for one of the processors was partially satisfied by a letter of credit (“LC”), issued in favor of the processor in the amount of $15 million. The LC was due to expire on April 30, 2011. On April 29, 2011, the Company extended its letter of credit facility until April 30, 2014 and increased the amount to $30 million. This extended facility was subject to a commitment fee of 15 percent per annum payable on a monthly basis. In addition, the letter of credit was subject to a $0.6 million termination fee if terminated before June 30, 2012. On June 1, 2011, the Company terminated the LC and paid the $0.6 million termination fee. The termination of this LC resulted in a $30 million increase in restricted cash funded by the Company to its principal credit card processor due to the then applicable holdback requirements.

Employees

Approximately 51 percent of the Company’s employees are covered under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	August 2015
Flight Attendants	Association of Flight Attendants (AFA)	August 2007
Dispatchers	Transport Workers Union (TWU)	July 2012

The collective bargaining agreement between the Company and the Company’s pilots, as represented by the Air Line Pilots Association International, represents 20 percent of the Company’s employees and became amendable on January 31, 2007. On May 14, 2010, the NMB released the Company and the pilots’ union from mandatory supervised mediation, which release commenced a 30-day “cooling off” period as provided in the Railway Labor Act.

Early on June 12, 2010, following several negotiation sessions with the pilots’ union during the cooling off period that did not result in reaching an agreement, the pilots declared a strike, and the Company ceased all flight operations. The parties reconvened in negotiations on June 15, 2010 and were able to reach a tentative agreement on June 16, 2010, which was ratified on July 23, 2010 and executed on August 1, 2010.

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

The Company is self-insured for health care claims for eligible participating employee and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and reviewed and adjusted periodically as necessary. The Company has accrued $1.9 million and $2.1 million for health care claims as of September 30, 2011 and December 31, 2010, respectively.

Other

The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of September 30, 2011: $0.6 million in 2011, $2.9 million in 2012, $3.1 million in 2013, $3.7 million in 2014, $3.7 million in 2015 and $9.9 million in 2016 and beyond.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	$351.0	$351.0	$351.0	$351.0
	Fair Value Measurements as of September 30, 2011
	Total	Level 1	Level 2	Level 3

Cash and cash equivalents	$351.0	$351.0	$—	$—

Total assets	$351.0	$351.0	$—	$—

Aircraft fuel derivatives	$0.9	$—	$—	$0.9

Total liabilities	$0.9	$—	$—	$0.9

	$351.0	$351.0	$351.0	$351.0
	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$82.7	$82.7	$—	$—
Aircraft fuel derivatives	3.5	—	—	3.5

Total assets	$86.2	$82.7	$—	$3.5

Total liabilities	$—	$—	$—	$—

Cash and cash equivalents at September 30, 2011 and December 31, 2010 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions.

The Company did not elect hedge accounting on any of the derivative instruments, and as a result, changes in the fair values of these fuel hedge contracts are recorded each period in fuel expense. Fair values of the instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts its holds. Due to the fact that certain of the inputs utilized to determine the fair value of option contracts are unobservable (principally implied volatility), the Company has categorized these option contracts as Level 3. The following table presents the Company’s activity for assets and liabilities measured at fair value on a recurring basis (in millions):

$ 0.6
Fuel Derivative Activity for Three Months ended September 30,
Balance at June 30, 2011	$0.6
Total gains realized or unrealized included in earnings, net	(1.3)
Purchase and settlements, net	(0.2)

Balance at September 30, 2011	$(0.9)

$ 0.6
Fuel Derivative Activity for Nine Months ended September 30,
Balance at December 31, 2010	$3.5
Total gains realized or unrealized included in earnings, net	3.1
Purchase and settlements, net	(7.5)

Balance at September 30, 2011	$(0.9)

Total losses during the three and nine months ended September 30, 2011 included in earnings attributable to the change in unrealized gains or losses related to liabilities still held at September 30, 2011 is $1.5 million and $4.4 million, respectively.

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

The Company did not have any outstanding debt as of September 30, 2011.

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

Our board of directors adopted, and our stockholders approved, the 2011 Plan effective May 9, 2011. The principal purpose of the 2011 Plan is to attract, retain and engage selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. Under the 2011 Plan, 3,000,000 shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance awards and other stock-based awards, plus the number of shares remaining available for future awards under our 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under our 2005 Stock Plan that are forfeited or lapse unexercised and which, following the effective date of the 2011 Plan, are not issued under the 2005 Stock Plan. As of September 30, 2011, 3,116,614 shares of our common stock remained available for future issuance under the 2011 Plan. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms.

Granted restricted stock and stock options vest 25 percent on each anniversary of issuance.

Restricted stock awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. Compensation expense is recognized on a straight-line basis over the requisite service period.

Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant and vest over four years of continuous service and have 10-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes model.

For options granted during the nine months ended September 30, 2011, the Company’s weighted average assumptions for expected volatility, dividends, term, and risk-free interest rate were 46.2 percent, 0 percent, 6.25 years and 2.0 percent, respectively. There were no grants of option awards during the first nine months of 2010. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option. Fluctuations in the market that affect these estimates could have an impact on the resulting compensation cost. The above assumptions were used to determine the weighted-average fair value of $5.72 for stock options granted during the first nine months 2011.

To the extent a market price was not available, the fair value of the Company’s common stock was estimated using a discounted cash flow analysis and market multiples, based on management’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates management uses to manage the Company’s business. For the nine months ended September 30, 2011, and 2010, share-based compensation cost included in operating expenses in the accompanying statements of operations amounted to $411 thousand and $407 thousand, respectively.

A summary of share option activity under the plan as of, and changes during the nine months ended September 30, 2011 is presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2010	469,000	7.87	9.3	910

Granted	101,000	12.13
Exercised	(53,750)	7.80
Forfeited or expired	(163,750)	7.80

Outstanding at September 30, 2011	352,500	9.16	9.1	1,179

Exercisable at September 30, 2011	58,625	7.83	8.9	274
Vested or expected to vest at September 30, 2011	328,977	9.11	9.1	1,115

The weighted-average fair value of option awards granted during the nine months ended September 30, 2011 was $5.72 per share.

A summary of the status of the Company’s restricted stock awards as of September 30, 2011, and changes during the nine months ended September 30, 2011:

	Shares	Weighted-Average Grant Date Fair Value
Outstanding at December 31, 2010	573,250	$1.12
Granted	—	—
Vested	(243,250)	0.93
Forfeited	(20,501)	1.09

Outstanding at September 30, 2011	309,499	$1.26

The weighted-average fair value of restricted stock awards granted during the year ended 2010 was $6.39 per share. There were no restricted stock awards granted during the nine months ended September 30, 2011.

As of September 30, 2011 and September 30, 2010, there was $1.5 million and $2.1 million, respectively, of total unrecognized compensation cost related to nonvested shares and options granted under the plan expected to be recognized over a weighted-average period of 2.8 years and 2.0 years, respectively. The total fair value of shares and options vested during the nine months ended September 30, 2011 and 2010 was $2.9 million and $1.8 million, respectively.

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

11. Tax Receivable Agreement

The Company entered into a Tax Receivable Agreement (“TRA”) with the Company’s Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. Under the TRA, the Company is obligated to pay to the Pre-IPO Stockholders an amount equal to 90 percent of the cash savings in federal income tax realized by the Company by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by the Company as of March 31, 2011. Cash tax savings generally will be computed by comparing our actual federal income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA the Company recorded a liability with an offsetting reduction to additional paid in capital.

The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income the Company generates in the future and any future limitations that may be imposed on the Company’s ability to use the Pre-IPO NOLs. As of September 30, 2011, the Company estimated a cash benefit of $36.5 million, or 90 percent of the total cash benefit from the full use of the Pre-IPO NOLs, which is payable to the Company’s Pre-IPO Stockholders under the terms of the TRA. Please see “Certain Relationships and Related Transactions—Tax Receivable Agreement” within the registration statement of the Company on Form S-1 related to the IPO, filed with the Securities and Exchange Commission for additional information and terms related to Tax Receivable Agreement.

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

Overview

Spirit Airlines is an ultra low-cost, low-fare airline, headquartered in Miramar, Florida, that provides affordable travel opportunities principally to and from South Florida, the Caribbean and Latin America. Our all-Airbus fleet currently operates more than 175 daily flights to over 45 destinations. We completed an initial public offering during the second quarter of 2011, and our stock currently trades on the Nasdaq Global Select Stock Market under the symbol “SAVE.”

Our business strategy empowers customers to save money on air travel by offering ultra low base fares with a range of optional services for a fee, allowing customers the freedom to choose only the extras they value. We have unbundled components of our air travel service that have traditionally been included in base fares, such as selling our big front seats as a seat upgrade fee instead of as a separate fare, baggage and advance seat selection, and offer them as optional, ancillary services for additional fees (which we record in our financial statements as non-ticket revenue) thus giving our customers the power to save by allowing them to select and pay for only the services they want to use.

Our goal is to offer compelling value to our customers by utilizing our low-cost structure and unbundled pricing strategy and, in so doing, stimulate customer demand and grow profitably. Notwithstanding the volatility in the cost of jet fuel and the severe economic recession, we have been profitable in each of the last four years, as well as the first nine months of 2011.

Comparative Operating Statistics:

The following table sets forth our operating statistics for the three-month and nine-month periods ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Percent Change
	2011	2010 (2)
Operating Statistics:
Available seat miles (ASMs) (thousands)	2,422,962	2,194,099	10.4%
Revenue passenger miles (RPMs) (thousands)	2,109,119	1,824,795	15.6%
Load factor (%)	87.0	83.2	3.8	pts
Passenger flight segments (thousands)	2,285	1,910	19.6%
Operating revenue per ASM (RASM) (cents)	11.92	9.28	28.4%
Average ticket revenue per passenger flight segment ($)	81.71	72.38	12.9%
Average non-ticket revenue per passenger flight segment ($)	44.66	34.26	30.4%
Total revenue per passenger flight segment ($)	126.37	106.64	18.5%
Operating costs per ASM (CASM) (cents)	10.08	8.33	21.0%
CASM excluding restructuring and termination costs, loss on disposal of assets and mark-to-market loss (cents)(1)	10.01	8.43	18.7%
CASM excluding fuel, restructuring and termination costs and loss on disposal of assets (cents)(1)	5.74	5.42	5.9%
Fuel gallons consumed (thousands)	31,640	28,791	9.9%
Average economic fuel cost per gallon ($)	3.27	2.30	42.2%
Aircraft at end of period	35	32	9.4%
Average daily aircraft utilization (hours)	12.9	13.1	(1.5)%
Average stage length (miles)	909	940	(3.3)%
Airports served at end of period	47	39	20.5%

	Nine Months Ended September 30,		Percent Change
	2011	2010 (3)
Operating Statistics:
Available seat miles (ASMs) (thousands)	7,048,701	5,919,283	19.1%
Revenue passenger miles (RPMs) (thousands)	6,040,203	4,809,049	25.6%
Load factor (%)	85.7	81.2	4.5	pts
Passenger flight segments (thousands)	6,347	5,047	25.8%
Operating revenue per ASM (RASM) (cents)	11.31	9.55	18.4%
Average ticket revenue per passenger flight segment ($)	81.98	79.56	3.0%
Average non-ticket revenue per passenger flight segment ($)	43.62	32.41	34.6%
Total revenue per passenger flight segment ($)	125.60	111.97	12.2%
Operating costs per ASM (CASM) (cents)	9.80	8.75	12.0%
CASM excluding restructuring and termination costs, loss on disposal of assets and mark-to-market loss (cents)(1)	9.71	8.77	10.7%
CASM excluding fuel, restructuring and termination costs and loss on disposal of assets (cents) (1)	5.61	5.74	(2.3)%
Fuel gallons consumed (thousands)	91,076	77,956	16.8%
Average economic fuel cost per gallon ($)	3.17	2.30	37.8%
Aircraft at end of period	35	32	9.4%
Average daily aircraft utilization (hours)	12.9	12.7	1.6%
Average stage length (miles)	933	937	(0.4)%
Airports served at end of period	47	39	20.5%

(1)	Refer to table on pages 18 and 21 for a reconciliation of CASM to CASM excluding restructuring and termination costs, loss on disposal of assets and mark-to-market loss, and to CASM excluding fuel, restructuring and termination costs and loss on disposal of assets for the three and nine months ended September 30, 2011, respectively.
(2)	Reflects the effects of the strike of our pilots in June 2010. We estimate that the 2010 pilot strike had a net negative impact on our operating income for the three months ended September 30, 2010 of approximately $5.5 million in lost revenues.
(3)	Reflects the effects of the strike of our pilots in June 2010. We estimate that the 2010 pilot strike had a net negative impact on our operating income for the nine months ended September 30, 2010 of approximately $24.7 million consisting of an estimated $28.5 million in lost revenues, and approximately $4 million of incremental costs resulting from the strike, offset in part by reduced variable expenses avoided during the strike of approximately $7.8 million. Additionally, under the terms of the new pilot contract, we also accrued $2.6 million in return-to-work payments during the second quarter, which are not included in the strike impact costs described above.

Executive Summary

During the third quarter of 2011, we generated net earnings of $27.7 million compared to net earnings of $61.7 million in 2010. Results for the third quarter of 2010 include the recognition of a $53.5 million tax benefit due to the release of a substantial portion of the valuation allowance on our net operating loss deferred tax assets. Excluding the release of the valuation allowance and corresponding tax benefit, net earnings for the same period last year would have been $8.2 million. In addition, we estimate that the 2010 pilot strike had a negative impact on our operating income for the three and nine months ended September 30, 2010 of approximately $5.5 million and $24.7 million, respectively. Our 2011 earnings are a result of stronger demand and an improved revenue environment.

Cost per available seat mile excluding fuel, restructuring and termination costs and loss on disposal of assets (“CASM ex-fuel”) for the third quarter 2011 was 5.74 cents, a 5.9 percent increase year-over-year. In addition to increases in distribution costs and maintenance expenses, a 3.3 percent decrease in average stage length for the third quarter of 2011 compared to the third quarter 2010 contributed to the year-over-year increase in CASM ex-fuel. During the third quarter of 2011, we cancelled some flights as a result of adverse weather conditions and airport closures in connection with Hurricane Irene, thereby increasing our unit costs.

On June 1, 2011, we completed an initial public offering (“IPO”) which raised net proceeds of $176.9 million, of which $20.6 million was used to pay down debt. In a recapitalization executed in connection with the IPO, our remaining debt and preferred stock was exchanged for newly-issued shares of our common stock at a conversion rate equal to the IPO price. As a result of eliminating the debt from our balance sheet, we recognized approximately $12.1 million less interest expense in the third quarter of 2011 compared to the same period in the prior year. Net proceeds from the IPO, existing cash on hand and release of all of our holdbacks with our credit card processors resulted in $351 million in unrestricted cash at September 30, 2011.

For the nine months ended September 30, 2011, we generated net earnings of $52.5 million and pre-tax earnings of $84.6 million on operating revenues of $797.3 million, and achieved a 13.3 percent operating margin. For the nine months ended September 30, 2010, we generated net earnings of $63.0 million and pre-tax earnings of $10.0 million on operating revenues of $565.1 million, and achieved an 8.3 percent operating margin. Adjusting for the effect of the June 2010 pilot strike, excluding the tax benefit resulting from the release of the valuation allowance, we estimate the nine months ended September 30, 2010 would have resulted in net earnings of approximately $34.2 million on revenues of approximately $593.6 million with an operating margin of 12.1 percent. We incurred $115.1 million higher fuel costs in the nine months ended September 30, 2011 compared to the same period in 2010.

As of September 30, 2011, we had 35 Airbus A320-family aircraft in our fleet consisting of 26 A319s, seven A320s and two A321s. With the scheduled delivery of two A320s in the fourth quarter, we expect to end 2011 with 37 aircraft in the fleet. All 35 of our current aircraft were acquired under operating leases.

Comparison of three months ended September 30, 2011, to three months ended September 30, 2010

Revenue

We increased operating revenue approximately $85.1 million, or 41.8 percent, to $288.7 million in the third quarter of 2011 from the same period last year as a result of an increase in capacity (ASMs) of 10.4 percent, along with higher ancillary revenue and a stronger demand in traffic (RPMs) of 15.6 percent, resulting in a corresponding load factor increase of 3.8 points. Higher load factors and an improved pricing environment resulted in a 28.4 percent increase in RASM. We believe that demand has outpaced our capacity as a result of increased consumer acceptance of our business model. Revenue in the third quarter of 2010 was negatively impacted by approximately $5.5 million due to the pilot strike.

For the third quarter of 2011, our passenger ticket revenue rose 12.9 percent per flight segment over the prior year period, due to a more favorable industry pricing and capacity environment. Non-ticket revenue edged up slightly as a percentage of revenue from 32.1 percent in 2010 to 35.3 percent in 2011, and from $34.26 to $44.66 per passenger flight segment (a 30.4 percent increase) versus the same period last year. This increase was driven in part by a full quarter of revenue from our carry-on bag fees first instituted in August 2010, as well as enhancements in checked bag pricing. We also experienced growth in other previously adopted non-ticket revenue initiatives.

Operating Expenses

Operating expense increased by approximately $61.5 million for the three months ended September 30, 2011 compared to the corresponding period in 2010 primarily due to increases in fuel prices and our 10.4 percent capacity growth year over year.

Fuel, our largest operating cost as a percentage of operating expenses, increased primarily due to a 42.2 percent increase in fuel prices and a 9.9 percent increase in fuel gallons consumed. Aircraft fuel expense includes both into-plane expense (defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expense. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by world oil prices and refining costs, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Because our fuel derivative contracts do not qualify for hedge accounting, we include both realized and unrealized changes in the fair value of our derivatives when they occur, as a component of aircraft fuel expense.

Aircraft fuel expense increased $41.4 million, or 65.2 percent, compared to the third quarter of 2010. The elements of the changes are illustrated in the following table (in thousands, except per gallon amounts):

	Three months ended September 30,		Percentage Change
	2011	2010
Into-plane fuel expense	103,727	65,736	57.8%
Less: Cash received from settled derivatives, net of cash settlements paid	(237)	411	n/a

Economic fuel expense	103,490	66,147	56.5%

Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	1,495	(2,594)	n/a
Aircraft fuel expense (per Statement of Operations)	$104,985	$63,553	65.2%

Fuel gallons consumed	31,640	28,791	9.9%
Economic fuel cost per gallon	$3.27	$2.30	42.2%

Into-plane fuel cost per gallon	$3.28	$2.28	43.9%

Fuel gallons consumed increased 9.9 percent as a result of increased operations as evidenced by the 10.4 percent increase in ASMs and the three additional aircraft in operation during the third quarter 2011 as compared 2010. Our average daily aircraft utilization decreased slightly by 1.5 percent or 0.2 hours per day from the prior year period.

Our operations are largely concentrated in the southeast United States with Fort Lauderdale being the highest volume fueling point in the system. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. The into-plane fuel cost per gallon increased 43.9 percent as a result of higher Gulf Coast jet fuel prices. Gulf Coast jet fuel prices are impacted by both the higher price of crude oil, as well as increased refining margins associated with the conversion of crude oil to jet fuel.

We evaluate economic fuel expense, which we define as into-plane fuel expense plus or minus the cash we received or paid from hedge counterparties for expiring positions that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is unrealized mark-to-market changes. When we refer to economic fuel expense, we include realized gains or losses only when they are settled through a cash payment to or from our derivative contract counterparties for those contracts that were settled during the period. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate airline results using this measure and it is used in our internal management reporting. Total net benefit recognized for hedges that settled during the period was $0.2 million in 2011, compared to a net loss of $0.4 million in 2010. These amounts represent the net cash received for these hedges.

As of September 30, 2011, we had fuel hedges using US Gulf Coast jet fuel collars in place for approximately 38 and 18 percent of our estimated fuel consumption for the fourth quarter 2011 and first quarter 2012, respectively. Additionally, during hurricane season (August through October), we use basis swaps using NYMEX Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2011, we had approximately 23 percent of our fourth quarter forecasted fuel requirements protected using these basis swaps.

We measure our operating cost performance on a per ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents Spirit’s cost per ASM, or unit cost, for the third quarter of 2011 and third quarter of 2010 followed by explanations of the material changes on a unit cost basis and/or dollar basis (in cents, except for percentages):

	Three months ended September 30,		Per ASM Change	Percent Change
	2011	2010
Aircraft fuel	4.33	2.90	1.43	49.3
Salaries, wages and benefits	1.86	1.82	0.04	2.2
Aircraft rent	1.21	1.16	0.05	4.3
Landing fees and other rents	0.58	0.59	(0.01)	(1.7)
Distribution	0.59	0.50	0.09	18.0
Maintenance, materials and repairs	0.47	0.38	0.09	23.7
Depreciation and amortization	0.08	0.07	0.01	14.3
Other operating	0.96	0.90	0.06	6.7
Loss on disposal of assets	0.00	0.00	0.00	n/a
Restructuring and termination costs	0.00	0.01	(0.01)	(100.0)

CASM	10.08	8.33	1.75	21.0

CASM excluding restructuring and termination costs, loss on disposal of assets and mark-to-market gains (losses) (1)	10.01	8.43	1.58	18.7

CASM excluding fuel (2), restructuring and termination costs and loss on disposal of assets	5.74	5.42	0.32	5.9

(1)	Excludes mark-to-market losses of (0.07) and gains of 0.12 cents per ASM for the three months ended September 30, 2011 and 2010, respectively.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses.

Our unit cost excluding fuel, restructuring and termination costs and loss on disposal of assets for the third quarter of 2011 is up 5.9 percent as compared to the same period in 2010, primarily resulting from increased ground handling and hotel rates as a result of higher average rates throughout our network due to entering new higher cost markets.

Labor costs increased 13.1 percent on an absolute dollar basis during the third quarter of 2011 and by 2.2 percent on a per unit basis. Our labor cost increases were primarily driven by annual pay rate increases under our collective bargaining agreements and increased headcount. The introduction of three new aircraft and the opening of eight new airport stations in our network drove the increases in crew and airport headcount.

We took delivery of three Airbus A320 aircraft subsequent to the third quarter of 2010. These aircraft were acquired under operating leases which drove the $3.7 million or 14.6 percent increase in rent expense in the third quarter of 2011 as compared to the same period of 2010. The increase of aircraft rents on a per unit basis of 4.3 percent is primarily due to higher rent expense related to the three new aircraft deliveries.

The increase in distribution costs is primarily driven by an increase in credit card fees that closely correlate to revenues. We also experienced a shift in our sales distribution channel from our website to third party travel agents which are more expensive than selling direct through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third party travel agents more than offset the associated incremental costs.

The table below shows our distribution channel usage.

	Three months ended September 30,		Change
	2011	2010
Website	65.1%	74.8%	(9.7)
Third-party travel agents	24.9	15.3	9.6
Call center	10.0	9.9	0.1

Maintenance costs for the three months ended September 30, 2011 increased by $3.2 million on an absolute dollar basis compared to the third quarter of 2010, and increased 23.7 percent on a per ASM basis. The increase in maintenance costs are due partly to the aging of our fleet which requires more comprehensive work during routine scheduled maintenance as well as more unscheduled maintenance events in the third quarter of 2011 as compared to the same period of 2010. The average age of our fleet increased to 4.5 years as of September 30, 2011 compared to 3.8 as of September 30, 2010. Maintenance expense is expected to increase significantly as our fleet continues to age, resulting in the need for additional repairs over time.

We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next such heavy maintenance event. The amortization of heavy maintenance costs was $0.8 million and $0.4 million for the three months ended September 30, 2011 and 2010, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $12.3 million and $8.7 million for the three months ended September 30, 2011 and 2010, respectively.

Depreciation and amortization increased by $0.5 million primarily due to deferred heavy aircraft maintenance events which in turn resulted in higher amortization expense recorded in the third quarter of 2011 compared to the same period of 2010.

Other operating expense increased by 6.7 percent on a per ASM basis and $3.4 million quarter over quarter on an absolute dollar basis. Increases in departures of 12.7 percent and overall increased rates at the airports we serve resulted in increases in variable operating costs such as ground handling expenses and travel and lodging expense in the third quarter of 2011 compared to the same period in 2010.

We incurred restructuring costs in the third quarter of 2010 related to the relocation of our maintenance operations from Detroit, Michigan to Fort Lauderdale, Florida.

Other income (expenses)

Interest expense decreased by $12.1 million due to the elimination of all debt on June 1, 2011 as a result of our IPO and recapitalization. Interest expense and corresponding capitalized interest in the third quarter of 2011 relates to interest charged by Airbus on deferred pre-delivery deposits.

Income Taxes

Our third quarter of 2011 effective tax rate was approximately 38 percent. The tax provision for the third quarter of 2010 was significantly lower than the statutory federal income tax rate due to the recognition of a $53.5 million tax benefit as a result of the release of a substantial portion of the valuation allowance on our net deferred tax assets in the third quarter of 2010.

Comparison of the nine months ended September 30, 2011, to the nine months ended September 30, 2010

Revenue

We increased operating revenue approximately $232.2 million or 41.1 percent to $797.3 million in the first nine months of 2011 from the same period last year on an increase in capacity (ASMs) of 19.1 percent along with a 25.6 percent increase in traffic (RPMs) resulting in a load factor increase of 4.5 points. We believe that stronger demand, which has outpaced our capacity as a result of increased consumer acceptance of our business model, a better pricing environment and higher ancillary revenue resulted in an 18.4 percent RASM increase. Adjusting for the effect of a 2010 pilot strike, we estimate our results for 2010 would have resulted in an increase to operating revenue of approximately $28.5 million year to date.

Our total revenue per passenger rose 12.2 percent per flight segment due to more favorable industry pricing and capacity environment. Our non-ticket revenue for the nine months ended September 30, 2011, reached $43.62 per passenger, an increase of 34.6 percent over the prior period driven mainly by a full nine months of revenue from carry-on bag fees instituted in August 2010, enhanced checked bag pricing, selling our big front seats as a seat fee instead of as a passenger fare.

Operating Expenses

Operating expense increased by approximately $172.7 million for the nine months ended September 30, 2011 compared to the corresponding period in 2010 primarily due to increases in fuel prices and our 19.1 percent capacity growth year over year.

Aircraft fuel for the nine months ended September 30, 2011, increased $115.1 million or 64.6 percent due primarily to 37.8 percent increase in fuel cost per gallon and a 16.8 percent increase in gallons consumed.

The elements of the changes in aircraft fuel expense are illustrated in the following table (in thousands, except per gallon amounts):

	Nine months ended September 30,		Percentage Change
	2011	2010
Into-plane fuel expense	$296,279	$179,212	65.3%
Less: Cash received from settled derivatives, net of cash settlements paid	(7,466)	(125)	n/a

Economic fuel expense	$288,813	$179,087	61.3%

Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	$4,406	$(928)	(574.8)%

Aircraft fuel expense (per Statement of Operations)	$293,219	$178,159	64.6%
Fuel gallons consumed (thousands)	91,076	77,956	16.8%
Economic fuel cost per gallon	$3.17	$2.30	37.8%

Into-plane fuel cost per gallon	$3.25	$2.30	41.3%

The following table presents Spirit’s cost per ASM, or unit cost, for the first nine months of 2011 and 2010 followed by explanations of the material changes on a unit cost basis and/or dollar basis (in cents, except for percentages):

	Nine months ended September 30,		Per ASM Change	Percent Change
	2011	2010
Aircraft fuel	4.16	3.01	1.15	38.2
Salaries, wages and benefits	1.89	1.94	(0.05)	(2.6)
Aircraft rent	1.22	1.23	(0.01)	(0.8)
Landing fees and other rents	0.55	0.60	(0.05)	(8.3)
Distribution	0.56	0.51	0.05	9.8
Maintenance, materials and repairs	0.38	0.35	0.03	8.6
Depreciation and amortization	0.08	0.07	0.01	14.3
Other operating	0.93	1.03	(0.10)	(9.7)
Loss on disposal of assets	0.00	0.00	0.00	n/a
Restructuring and termination costs	0.03	0.00	0.03	n/a

CASM	9.80	8.75	1.05	12.0

CASM excluding restructuring and termination costs, loss on disposal of assets and mark-to-market gains (losses) (1)	9.71	8.77	0.94	10.7

CASM excluding fuel (2), restructuring and termination costs and loss on disposal of assets	5.61	5.74	(0.13)	(2.3)

(1)	Excludes mark-to-market losses of (0.06) and gains 0.02 cents per ASM for the nine months ended September 30, 2011 and 2010, respectively.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses.

Our unit cost excluding fuel is down 2.3 percent for the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to a significant increase in capacity which resulted in reductions in labor, aircraft rent, airport costs and other operating expenses on a per ASM basis.

Although our labor costs have increased 16.4 percent, our cost on a per unit basis decreased 2.6 percent compared to the first nine months of 2010. On a unit basis, our capacity growth and productivity gains outpaced our increased labor costs attributable to a greater headcount and higher contractual pay rates. The nine months ended September 30, 2010, also include a $2.3 million return to work bonus as part of ratifying the new collective bargaining agreement.

We took delivery of three Airbus A320 aircraft subsequent to the third quarter of 2010 acquired under operating leases which drove the $13.1 million increase in rent expense. The decrease of aircraft rent on a per ASM basis of 0.8 percent is primarily due to higher utilization of our aircraft in 2011 compared to 2010 due to the five-day pilot strike and added additional routes in 2011.

The increase of $8.7 million or 28.7 percent in distribution expense is correlated to the increase in revenue which drives corresponding higher credit card fees as well as an increase in bookings period over period which drives increased distribution costs payable by us. The increase year over year was amplified by the fact that bookings were suppressed during the weeks leading into and including the June 2010 pilot strike. We also experienced a shift in our sales distribution channel from our website to third party travel agents which is more expensive than selling direct through our website. The shift in distribution mix did not materially affect operating income because the revenues received from sales through third party travel agents more than offset the associated incremental costs.

The following table shows our distribution channel usage:

	Nine months ended September 30,		Change
	2011	2010
Website	66.6%	75.8%	(9.2)
Third-party travel agents	23.1	14.9	8.2
Call center	10.3	9.3	1.0

Maintenance, materials and repairs for the nine months ended September 30, 2011 increased by $6.3 million on a dollar basis compared to the first nine months of 2010, and increased 9.7 percent on a per ASM basis. The average age of our fleet increased to 4.5 years as of September 30, 2011 compared to 3.8 as of September 30, 2010. Maintenance expense is expected to increase significantly as our fleet continues to age, resulting in the need for additional repairs over time.

We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next such heavy maintenance event. Amortization of engine overhaul costs was $1.6 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively. If engine overhaul costs were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $28.6 million and $21.9 million for the nine months ended September 30, 2011 and 2010, respectively.

Depreciation and amortization increased by $1.0 million during the nine months ended September 30, 2011 primarily due to increases in capitalized heavy maintenance and capitalized software costs which in turn results in higher amortization expense compared to the same period of 2010. The increase of 14.3 percent on a per ASM basis is due to the increase of depreciating costs exceeding the growth of ASMs during the period.

Although other operating expense for the nine months ended September 30, 2011 increased by $4.6 million on a dollar basis, it decreased by 9.7 percent on a per ASM basis compared to the nine months ended September 30, 2010. Increases in departures of 16.9 percent resulted in increases in variable operating costs such as ground handling expenses and travel and lodging expense in the first nine months of 2011 compared to the same period in 2010. These increases in variable costs, however, were offset by better operational performance and continued cost control efforts during the first nine months of 2011.

We incurred termination costs of $2.3 million in connection with our initial public offering of common stock during the three months ended June 30, 2011, which included $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with us and $0.5 million paid to three individual, unaffiliated holders of our subordinated notes.

Other (income) expense, net

Interest expense decreased by $13.6 million due to elimination of all debt on June 1, 2011 as a result of our IPO and recapitalization. We recorded $1.6 million more capitalized interest in the nine months ended September 30, 2011 compared to the same period in 2010 as a result of higher aircraft pre-delivery deposit balances in 2011 related to timing of scheduled delivery of our aircraft.

Income Taxes

The effective tax rate for the first nine months of 2011 was approximately 38 percent. At September 30, 2010, we determined that, under generally accepted accounting principles the valuation allowance should be reduced by $53.5 million, which we recognized as a deferred tax benefit in the third quarter of 2010.

Off-Balance Sheet Arrangements

We have significant obligations for aircraft as all 35 of our aircraft were acquired under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2017 and 2023. Aircraft rent payments were $30.0 million and $25.9 million, for the three months ended September 30, 2011 and 2010 respectively, and $88.1 million and $74.3 million, for the nine months ended September 30, 2011 and 2010, respectively. Our aircraft lease payments for 30 of our aircraft are fixed rate obligations. Five of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2011, our firm orders consisted of 20 Airbus A320 aircraft, 13 Airbus A319 aircraft (which we are permitted to convert to A320 aircraft at our election), and five spare engines. Our aircraft are scheduled for delivery from November 2011 through 2015, and our spare engines are scheduled for delivery from 2012 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft pre-delivery deposits, will be approximately $83 million for the remainder of 2011, $313 million in 2012, $322 million in 2013, $301 million in 2014, $354 million in 2015 and $19 million in 2016 and beyond.

Commitments and Contractual Obligations

The following table discloses aggregate information about our contractual obligations as of September 30, 2011 and the periods in which payments are due (in millions):

	Total	2011	2012 - 2013	2014 - 2015	Thereafter
Operating lease obligations	$1,219	$32	$297	$297	$593
Flight equipment purchase obligations	1,392	83	635	655	19

Total future payments on contractual obligations	$2,611	$115	$932	$952	$612

Liquidity and Capital Resources

Our total cash at September 30, 2011 was $351.0 million, an improvement of $268.3 million from December 31, 2010. During the nine months ended September 30, 2011, we completed our IPO which raised net proceeds of $150 million after repayment of debt, payment of transaction expenses and payments of fees to certain unaffiliated holders of our Notes. Additionally during the nine months ended September 30, 2011, we amended our agreements with our credit card processors enabling us to reduce our restricted cash balance which was $72.7 million at year-end 2010 to zero at September 30, 2011, thereby increasing our unrestricted cash balance. Our ongoing source of liquidity is cash provided by operations, with our primary uses of liquidity being working capital and capital expenditures.

In prior periods, restricted cash represented cash collateral related to a portion of our obligation to fulfill future flights, or air traffic liability (“ATL”), held by credit card processors. Our credit card processors have historically required holdbacks (collateral), which we record as restricted cash, when future air travel and other future services are purchased via credit card transactions. Our restricted cash balance at September 30, 2011 was eliminated, reflecting a complete release of all holdback requirements by all of our credit card processors provided that we continue to satisfy certain financial criteria. Failure to meet these liquidity covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash.

In recent years, our short-term capital needs have been funded primarily by cash from operations. Our most significant capital needs are to fund the acquisition costs of our aircraft and fund maintenance reserves on all aircraft we currently lease. Pre-delivery deposits (“PDP”) relating to future deliveries under our agreement with Airbus are required starting 24 months prior to each delivery date. In the nine months ended September 30, 2011, we have paid $27.4 million in PDPs and have $65.7 million on our balance sheet, representing the amount we have paid since inception, net of returns. Maintenance reserves are paid to aircraft lessors to be held as collateral in advance of our performance of major maintenance activities. In the nine months ended September 30, 2011, we have paid maintenance reserves of $27.4 million and have $159.4 million ($39.6 million and $119.8 million, within other current assets and prepaid aircraft maintenance to lessors, respectively) on our balance sheet, representing the amount we have paid in reserves since inception, net of reimbursements.

We have executed lease agreements for the sale and leaseback for the next seven A320 aircraft deliveries from our existing order with Airbus, involving deliveries currently scheduled between November 2011 and June 2012. These transactions, assuming they are completed on the terms reflected in the lease agreements, will result in an estimated $31 million in losses of which we estimate $1 million will be recognized in the fourth quarter of 2011 and the first quarter of 2012, and the remaining $30 million will be deferred over the 12 year life of the respective leases as an increase to rent expense in accordance with US GAAP. We do not have financing commitments in place for the remaining 26 aircraft currently on order, which are scheduled for delivery in late 2012 through 2015. These future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

Net Cash Flows Provided By Operating Activities. Operating activities in the nine months ended September 30, 2011 provided $149.5 million in cash compared to $3.8 million in cash generated in 2010. The increase is primarily due to the release of our all holdbacks by our credit card processors and higher earnings during the nine months ended September 30, 2011 compared to 2010.

Net Cash Flows Used In Investing Activities. During the nine months ended September 30, 2011, investing activities used $31.2 million, compared to $16.3 million used for the nine months ended September 30, 2010. The increase mainly related to higher pre-delivery deposits made period over period due to timing of the delivery schedule for future aircraft, coupled with slightly higher capital expenditures for items other than aircraft in the nine months ended September 30, 2011. Additionally, during the nine months ended September 30, 2011, we completed a sale-leaseback transaction for a spare engine in which approximately $1.0 million in returned pre-delivery deposits were received.

Net Cash Provided By Financing Activities. During the nine months ended September 30, 2011, we received $176.9 million in proceeds, net of underwriting fees, from the IPO of which we retained $150 million and used net proceeds of $20.6 million to pay down shareholder debt. Remaining shareholder debt was exchanged for 30,079,420 newly issued shares of our common stock.

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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2011 represented approximately 42.4 percent of our operating expenses. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During hurricane season (August through October), we often use basis swaps, priced using West Texas Intermediate or Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. In addition to other fuel derivative contracts, we have historically protected a portion of our forecasted fuel requirements during hurricane season using basis swaps. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a 10 percent increase in the average price per gallon of aircraft fuel for the last 12 months would have increased aircraft fuel expense by approximately $39 million. To attempt to manage fuel price risk, from time to time we use jet fuel option contracts, swap agreements and basis swaps to mitigate a portion of the risk of between jet fuel price fluctuations. As of September 30, 2011, we had fuel hedges using US Gulf Coast jet fuel collars in place for approximately 38 and 18 percent of our estimated fuel consumption for the fourth quarter 2011 and first quarter 2012, respectively. Additionally, during hurricane season (August through October), we use basis swaps using NYMEX Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2011, we had approximately 23 percent of our fourth quarter forecasted fuel requirements protected using these basis swaps.

The fair value of our fuel derivative contracts as of December 31, 2009, December 31, 2010 and September 30, 2011 was a $1.4 million, $3.5 million and ($0.9) million asset (liability), respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. We measure the fair value of the derivative instruments based on either quoted market prices or values provided by the counterparty. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of September 30, 2011, we believe the credit exposure related to these fuel forward contracts was negligible.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In June 2011, we and a competitor, Allegiant Travel Services, LLC (“Allegiant,” and together with us, “Petitioners”), filed petitions of appeal in the U.S. Court of Appeals for the D.C. Circuit, requesting relief from certain aspects of a new rule adopted by the Department of Transportation (“DOT”), which rule is known as Enhancing Airline Passenger Protections Final Rule (“EAPP-2”). The petitions, filed by us on June 15, 2011 and by Allegiant on June 16, 2011, have been consolidated. The aspects of EAPP-2 that we and Allegiant have challenged include (i) a requirement to quote fares inclusive of government taxes and fees, rather than quoting such taxes and fees separately from the base fare, (ii) a requirement that travel reservations be held at the quoted fare without payment, or cancelled without penalty, for at least 24 hours after the reservation is made if the reservation is made one week or more prior to a flight’s departure, (iii) a prohibition on post-purchase price increases for products and services not purchased at the time of the initial booking, (iv) a requirement to deliver to passengers a list of all baggage allowances and pricing on any e-ticket or other electronic confirmation (despite already providing this information at the time of booking), and (v) a requirement to provide notice to passengers of flight schedule changes within 30 minutes after a carrier knows, or should have known, about such change. We consider these aspects of the EAPP-2 to present a risk of stifling competition and of significantly increasing prices in the airline industry, and we intend to pursue our appeal vigorously.

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

Aircraft fuel costs represent our single largest operating cost, accounting for 38.9 percent, 30.8 percent, 34.8 percent and 42.4 percent of our total operating expenses for 2008, 2009, 2010 and the nine months ended September 30, 2011, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could cause disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supplies. Any disruption to oil production, refinery operations or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources.

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

We enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. As of September 30, 2011, we had fuel hedges using US Gulf Coast jet fuel collars in place for approximately 38 and 18 percent of our estimated fuel consumption for the fourth quarter 2011 and first quarter 2012, respectively. Additionally, during hurricane season (August through October), we use basis swaps using NYMEX Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2011, we had approximately 23 percent of our fourth quarter forecasted fuel requirements protected using these basis swaps. There can be no assurance that we will be able to enter into fuel hedge contracts in the future. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited since we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. Finally, it is currently unknown what impact the Dodd-Frank Wall Street Reform and Consumer Protection Act will have on collateral and margin requirements for fuel hedging, which could significantly impair our ability to hedge our fuel costs. As of September 30, 2011, the fair value of our fuel derivative contracts was a liability of ($0.9) million. In the event of a further reduction in fuel prices as compared to our hedged position, our hedged positions could counteract the cost benefit of lower fuel prices and could require us to post additional cash margin collateral.

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

These factors can adversely affect, and from time to time have adversely affected, our results of operations, our ability to obtain financing on acceptable terms and our liquidity generally. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs can reduce spending for leisure, visiting friends and relatives (“VFR”) and business travel. For many travelers, in particular the leisure and VFR travelers we serve, air transportation is a discretionary purchase that they may reduce or eliminate from their spending in difficult economic times. The overall decrease in demand for air transportation in the United States in 2008 and 2009 resulting from record high fuel prices and the economic recession required that we take significant steps to reduce our capacity, which reduced our revenues. Unfavorable economic conditions could also affect our ability to raise prices to counteract increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.

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

Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration, or TSA, have implemented numerous security measures that restrict airline operations and increase costs, and are likely to implement additional measures in the future. For example, following the widely publicized attempt of an alleged terrorist to detonate plastic explosives hidden underneath his clothes on a Northwest Airlines flight on Christmas Day in 2009, international passengers became subject to enhanced random screening, which may include pat-downs, explosive detection testing or body scans. Enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines which we may not be able to pass on to consumers in the form of higher prices. Any future terrorist attacks or attempted attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a material adverse effect on our business, results of operations and financial condition, and on the airline industry in general.

Restrictions on or increased taxes applicable to fees or other charges for ancillary products and services paid by airline passengers could harm our business, results of operations and financial condition.

During 2008, 2009, 2010 and the nine months ended September 30, 2011, we generated non-ticket revenues of $129.8 million, $163.9 million, $243.3 million and $276.9 million, respectively. Our non-ticket revenues are generated from fees for, among other things, baggage, bookings through our call center or third-party vendors, advance seat selection, itinerary changes and loyalty programs. In April 2011, the U.S. Department of Transportation, or DOT, published a broad set of final rules relating to, among other things, how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft. The final rules require airlines to publish to customers a full fare for a flight, including mandatory taxes and fees, and to enhance disclosure of the cost of optional products and services, including baggage charges. The rules restrict airlines from increasing ticket prices post-purchase (other than increases resulting from changes in government- imposed fees or taxes) and increase significantly the amount and scope of compensation payable to passengers involuntarily denied boarding due to oversales. The final rules also extend the applicability of tarmac delay reporting and penalties to include international flights and provide that reservations made more than one week prior to flight date may be held at the quoted fare without payment, or cancelled without penalty, for 24 hours. Most of these new rules are scheduled to become effective 2011, although the DOT has extended the effective date for certain aspects that are the subject of current litigation (in which we are a party) to January 2012. We are evaluating the actions we will be required to take to implement them, and we cannot assure you that such compliance will not have a material adverse effect on our business. In addition, the U.S. Congress and Federal administrative agencies have undertaken investigations of the airline industry practice of unbundling services, including public hearings held in July 2010. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of services impermissible, or more cumbersome or expensive than the new rules described above, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services.

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

Our business is labor intensive, with labor costs representing approximately 19.1 percent, 23.0 percent, 22.0 percent and 19.3 percent of our total operating costs for 2008, 2009, 2010 and for the nine months ended September 30, 2011, respectively. As of September 30, 2011, approximately 51 percent of our workforce was represented by labor unions and thereby covered by collective bargaining agreements. We cannot assure you that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.

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

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. All of our aircraft are leased, and in 2010 we paid the lessors rent of $103.4 million and maintenance deposits net of reimbursements of $35.7 million. In the nine months ended September 30, 2011, we paid the lessors rent of $88.1 million and maintenance deposits net of reimbursements of $27.4 million. As of September 30, 2011, we had future operating lease obligations of approximately $1.2 billion. In addition, we have significant obligations for aircraft and spare engines that that we have ordered from Airbus and International Aero Engines AG, or IAE, for delivery over the next five years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance and cash flow, which will in turn depend on, among other things, the success of our current business strategy, whether fuel prices continue at current price levels and/or further increase or decrease, further weakening or improving in the U.S. economy, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:

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

As of September 30, 2011, we had access to lines of credit from two counterparties to our jet fuel derivatives and our purchase credit card issuer aggregating $15.6 million. These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. Although under our current credit facilities our credit card processors do not have a right to hold back certain credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash. In addition, we are required by our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

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

As of September 30, 2011, we had fuel hedges using US Gulf Coast jet fuel collars in place for approximately 38 and 18 percent of our estimated fuel consumption for the fourth quarter 2011 and first quarter 2012, respectively. Additionally, during hurricane season (August through October), we use basis swaps using NYMEX Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2011, we had approximately 23 percent of our fourth quarter forecasted fuel requirements protected using these basis swaps. While we intend to hedge a portion of our future fuel requirements, there can be no assurance that, at any given time, we will be able to enter into hedge contracts. In the past we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited, because we set the price of tickets in advance of knowing our fuel costs at the time the tickets are flown. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited.

We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.

We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 12.6 hours, 13.0 hours, 12.8 hours and 12.9 hours for 2008, 2009, 2010 and the nine months ended September 30, 2011, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports, so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. The majority of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.

Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.

As of September 30, 2011, the average age of our aircraft was approximately 4.5 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes will occur at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of our lease agreements require us to pay supplemental rent, also known as maintenance reserves, to be paid to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase as a percentage of our revenue over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.

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

Airlines are subject to extensive regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT finalized rules, effective on April 29, 2010, requiring new procedures for customer handling during long onboard tarmac delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, a second set of DOT final rules, which became effective beginning in late August 2011, addresses, among other things, concerns about how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft, including requirements for disclosure of base fares plus a set of regulatorily dictated options and limits on cancellations and change fees. On August 3, 2010, the Airline Baggage Transparency and Accountability Act was introduced in the United States Senate. This legislation, if enacted, would increase disclosure regarding fees for airline ticket sales, impose federal taxes on charges for carry-on and checked baggage, authorize the Department of Transportation’s Aviation Consumer Protection Division to oversee lost and stolen baggage claims, and require data collection and the public release of collected data concerning airline handling of lost, damaged and stolen luggage. More recently, the United States Senate passed an amendment to the FAA reauthorization bill that, if enacted, would impose federal taxes at a rate of 7.5 percent on charges for carry-on baggage. If the Airline Baggage Transparency and Accountability Act, the Senate amendment to the FAA reauthorization bill or similar legislation were to be enacted, it is uncertain what effect it would have on our results of operations and financial condition.

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

Our business strategy includes expanding our portfolio of ancillary products and services. There can be no assurance that passengers will pay for additional ancillary products and services or that passengers will continue to choose to pay for the ancillary products and services we currently offer. Further, regulating initiatives could adversely affect ancillary revenue opportunities. Failure to maintain our non-ticket revenues would have a material adverse effect on our results of operations and financial condition. Furthermore, if we are unable to maintain and grow our non-ticket revenues, we may not be able to execute our strategy to continue to lower base fares in order to stimulate demand for air travel.

Our inability to expand or operate reliably or efficiently out of Fort Lauderdale–Hollywood International Airport, an airport on which we are highly dependent, could harm our business, results of operations and financial condition.

We are highly dependent on markets served from South Florida, where we maintain a large presence with, as of September 30, 2011, approximately 47.6 percent of our daily flights either departing from or arriving at Fort Lauderdale—Hollywood International Airport, or FLL Airport. We operate out of the only international terminal at FLL Airport, Terminal 4. FLL Airport is in the process of a renovation project, which includes the expansion of Terminal 4. The airport expansion would allow us to increase the number of routes we serve from FLL Airport (although the expansion could also increase the number of routes our competitors serve from FLL Airport). If the airport expansion does not occur or is delayed, however, our expansion strategy may be impeded. In addition, FLL Airport presently has relatively low costs and there is no guarantee that the fees and other costs related to operating out of FLL Airport will not increase. Our operating performance and results of operations could be harmed by an increase in fees charged by the airport. If we are unable to operate reliably or efficiently from FLL Airport, we may need to move our South Florida operations to a smaller or more expensive area airport.

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

We rely on third-party distribution channels, including those provided by or through global distribution systems, or GDSs (e.g., Amadeus, Galileo, Sabre and Worldspan), conventional travel agents and online travel agents, or OTAs (e.g., Orbitz and Travelocity), to distribute a portion of our airline tickets, and we expect in the future to rely on these channels to an increasing extent to collect ancillary revenues, such as seat selection fees. These distribution channels are more expensive and at present have less functionality in respect of ancillary revenues than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to manage successfully our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets, and may not provide the functionality we require to maximize ancillary revenues. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations.

We rely on a single service provider for our fuel.

As of September 30, 2011, we purchased all of our aircraft fuel under a single fuel service contract with World Fuel Services Corporation. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.

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

Immediately prior to the completion of the IPO, we entered into the Tax Receivable Agreement which required us to distribute to each holder of our common stock as of such time, or the Pre-IPO Stockholders, the right to receive such stockholders’ pro rata share of the future payments to be made by us under the Tax Receivable Agreement. Each such pro rata share is a fraction equal to the number of shares of our common stock beneficially owned by each Pre-IPO Stockholder divided by the number of shares of common stock outstanding immediately prior to the completion of the IPO. Under the Tax Receivable Agreement, we are obligated to pay to the Pre-IPO Stockholders an amount equal to 90 percent of the cash savings in federal income tax realized by us by virtue of our future use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by us as of March 31, 2011, which we refer to as the Pre-IPO NOL. “Deferred interest deductions” means interest deductions that have accrued as of March 31, 2011, but have been deferred under rules applicable to related party debt. Cash tax savings generally will be computed by comparing our actual federal income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO NOLs not been available to us. While payments made under the Tax Receivable Agreement will depend upon a number of factors, including the amount and timing of taxable income we generate in the future and any future limitations that may be imposed on our ability to use the Pre-IPO NOLs, the payments could be substantial. Assuming the federal corporate income tax rates presently in effect and no material change in federal tax law, the cash benefit of the full use of these Pre-IPO NOLs would be approximately $40.6 million as of September 30, 2011, of which 90 percent, or $36.5 million, is potentially payable to our Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. Upon a change in control, we will be obligated to make a final payment under the Tax Receivable Agreement equal to 90 percent of the present value of the tax savings represented by any portion of the Pre-IPO NOLs for which payment under the Tax Receivable Agreement has not already been made. Payments resulting from a change in control could be substantial and could exceed our actual cash savings from the Pre-IPO NOLs.

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

As of the effective date of the Tax Receivable Agreement, we recognized a liability equal to the estimated total payments estimated as of September 30, 2011 to be approximately $36.5 million to be made under the Tax Receivable Agreement, which are accounted for as a reduction of additional paid-in capital. Subsequent changes in the estimated liability under the Tax Receivable Agreement will be recorded through earnings in operating expenses. If and when the Pre-IPO NOLs are available to us, the Tax Receivable Agreement will operate to transfer significantly all of the benefit to the Pre-IPO Stockholders. Additionally, the payments we make to the Pre-IPO Stockholders under the Tax Receivable Agreement are not expected to give rise to any incidental tax benefits to us, such as deductions or an adjustment to the basis of our assets.

We rely on our private equity sponsors.

We have in recent years depended on our relationships with Indigo and Oaktree, our private equity sponsors, to help guide our business plan. These two private equity firms have significant expertise in financial matters generally and, in the case of Indigo, the low-cost airline industry in particular. This expertise has been available to us through the representatives these firms have had on our board of directors and through a Professional Services Agreement with Indigo that was in place prior to the completion of the IPO. As of September 30, 2011, investment funds managed by our private equity sponsors, Indigo and Oaktree, own, in the aggregate, approximately 71.7 percent of our common stock. Our private equity sponsors may elect to reduce their ownership in our company or reduce their involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationships with them.

Control by our principal stockholders could adversely affect our other stockholders.

As of September 30, 2011, Indigo and Oaktree beneficially own approximately 71.7 percent of our common stock. As a result, Oaktree and Indigo are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including super-majority approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. In addition, under the “controlled company” exception to the independence requirements of the NASDAQ Global Select Stock Market, we are exempt from the rules of the NASDAQ Global Select Stock Market that require that our board of directors be comprised of a majority of independent directors, that our compensation committee be comprised solely of independent directors and that our nominating and governance committee be comprised solely of independent directors. This concentrated control may limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.

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

•

sales of our common stock or other actions by investors with significant shareholdings, including sales by our controlling stockholders, after the lock-up agreements executed in connection with our IPO expire in late November 2011;

•	trading strategies related to changes in fuel or oil prices; and

•	general market, political and economic conditions.

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

Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. We are currently in compliance with these ownership restrictions. See “Business—Foreign Ownership” and “Description of Capital Stock—Anti-Takeover Provisions of Our Certificate of Incorporation and Bylaws to be in Effect Upon the Completion of this Offering—Limited Voting by Foreign Owners” in our prospectus dated May 27, 2011 filed with the SEC, pursuant to Rule 424(b) under the Securities Act. A non-U.S. citizen fund managed by Indigo may cause all or a portion of its shares of our common stock to be exchanged for non-voting common stock, and the right to convert on a share-for-share basis into common stock will be at the election of the holder for as long as they hold such non-voting common stock. As of September 30, 2011, all of our non-citizen funds own, in the aggregate, approximately 20 percent of our common stock.

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

ITEM 2—UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

Use of Proceeds from the Sale of Registered Securities

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1*	Second Amendment to Signatory Agreement, effective as of September 6, 2011, by and between the Company and U.S. Bank, National Association (“U.S. Bank”).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Confidential treatment has been requested to portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

***	Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

Date: October 27, 2011	By:	/s/ David Lancelot
David Lancelot
Senior Vice President and Chief Financial Officer