Form 10-Q/A
period 2011-09-30
Spirit Airlines, Inc.
filed 2011-12-22
CIK 1498710

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on December 21, 2011:

Class	Number of Shares
Voting Common Stock, $0.0001 par value Non-Voting Common Stock, $0.0001 par value	72,530,256 0

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment Filing”) amends the Quarterly Report on Form 10-Q of Spirit Airlines, Inc. (the “Company”) for the quarter ended September 30, 2011, which was originally filed on October 27, 2011 (the “Original Filing”). The Company is filing this Amendment Filing solely for the purpose of re-filing Exhibit 10.1 thereto in response to comments received from the Staff of the Securities and Exchange Commission (the “SEC”) in connection with a confidential treatment request with respect to the Second Amendment to Signatory Agreement, effective as of September 6, 2011, by and between the Company and U.S. Bank National Association (the “U.S. Bank Amendment”). As a result, portions the U.S. Bank Amendment that were omitted in Exhibit 10.1 to the Original Filing, have been provided in Exhibit 10.1 filed herewith.

This Amendment Filing does not modify or update any part of the information set forth in the Original Filing other than Exhibit 10.1.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1*	Second Amendment to Signatory Agreement, effective as of September 6, 2011, by and between the Company and U.S. Bank, National Association.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Confidential treatment has been requested for portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

Date: December 21, 2011	By:	/s/ David Lancelot
David Lancelot
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1*	Second Amendment to Signatory Agreement, effective as of September 6, 2011, by and between the Company and U.S. Bank, National Association.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Confidential treatment has been requested for portions of this exhibit. The redacted information has been filed separately with the SEC.
**	Previously filed.