Form 10-K
period 2011-12-31
Spirit Airlines, Inc.
filed 2012-02-23
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35186
Spirit Airlines, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-1747023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Executive Way Miramar, Florida	33025
(Address of principal executive offices)	(Zip Code)

(954) 447-7920
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock, $0.0001 par value Non-Voting Common Stock, $0.0001 par value	NASDAQ Global Select Market None
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer    ☐      Non-accelerated filer   ☑     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $256.1 million computed by reference to the closing sale price of the common stock on the NASDAQ Global Select Market on June 30, 2011, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 10, 2012:

Class	Number of Shares
Voting Common Stock, $0.0001 par value per share	67,691,819

Non-Voting Common Stock, $0.0001 par value per share	4,827,600

__________________________________________________

PART I

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may include words such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions indicating future results or expectations, as they relate to our company, our business and our management, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: the competitive environment in our industry; our ability to keep cost low; changes in our fuel cost; ability to hedge fuel requirements; restrictions on or increased taxes applicable to non-ticket revenues; the impact of worldwide economic conditions, including the impact of the economic recession on customer travel behavior; actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities; external conditions, including air traffic congestion, weather and outbreak of disease; restriction on third-party membership programs; air travel substitutes; labor disputes, employee strikes and other labor-related disruptions, including in connection with our current negotiations with the union representing our flight attendants; aircraft-related fixed obligations; dependence on cash balances and operating cash flows; our aircraft utilization rate; maintenance costs; lack of marketing alliances; government regulation; our ability to fulfill growth strategy; our reliance on automated systems and the risks associated with changes made to those systems; use of personal data; ability to generate non-ticket revenues; our concentration of services at FLL Airport; operational disruptions; the concentration of our revenue from South Florida; our reliance on third-party vendors and partners; our reliance on a single fuel provider; an aircraft accident or incident; negative publicity regarding our customer service; our aircraft and engine suppliers; changes in the Caribbean and Latin America markets; insurance costs; environmental regulations; ability to attract and retain qualified personnel; loss of key personnel; and other risk factors included under “Risk Factors” in this annual report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to confirm such statements to actual results or changes in our expectations.
ITEM 1.    BUSINESS
Overview
Spirit Airlines is an ultra low-cost, low-fare airline based in Miramar, Florida that provides affordable travel opportunities principally throughout the domestic United States, the Caribbean and Latin America. Our targeted growth markets have historically been underserved by low-cost carriers, which we believe provides us sustainable expansion opportunities. Our ultra low-cost carrier, or ULCC, business model allows us to offer a low-priced basic service combined with a range of optional services for additional fees, targeting price-sensitive travelers. Notwithstanding the volatility in the cost of jet fuel and the economic recession of the past couple of years, we have been able to maintain relatively stable unit revenue while maintaining a low-cost structure, and we have been profitable in each of the last five years. For 2011, we had total operating revenues of $1,071.2 million, operating income of $144.4 million and net income of $76.4 million. As of December 31, 2011, we served 48 airports.
We have reduced our unit operating costs significantly since redefining Spirit as a ULCC in 2007. As a result, our operating cost structure is among the lowest in the Americas, enabling us to offer very low fares in the markets we serve while delivering operating profitability. Key elements of our low-cost structure include our efficient asset utilization, operation of an all Airbus single-aisle aircraft fleet with high-density seating configurations, employee productivity, rigorous cost control and use of scalable outsourced services. Furthermore, our modern fleet and aircraft seat configuration enable us to operate as one of the most fuel-efficient U.S. jet airline operators on a fuel burn per seat per hour basis. We have demonstrated the ability to implement our ULCC business model and to adjust our capacity and routes in response to changing market conditions as part of our focus on achieving consistent route profitability.
Our ULCC business model allows us to compete principally through offering low base fares. For 2011, 2010 and 2009, our average base fare was approximately $81, $77 and $85, respectively, and we have offered promotional base fares of $9 or less. Since 2007, when our average base fare was approximately $98, we have unbundled components of our air travel service that have traditionally been included in base fares, such as baggage and advance seat selection, and offer them as optional, ancillary services for additional fees (which we record in our financial statements as non-ticket revenue) as part of a strategy to enable our passengers to identify, select and pay for the services they want to use. While many domestic airlines have also adopted some aspects of our unbundled pricing strategy, unlike us, they generally have not made a corresponding reduction in base fares.
We have lowered our base fares significantly since initiating our unbundling strategy in 2007, with the goal of stimulating additional passenger demand in the markets we serve. We plan to continue to use low fares to stimulate demand, a strategy that generates additional non-ticket revenue opportunities and, in turn, allows us to further lower base fares and stimulate demand even further. This unbundling and low base fare strategy is designed to support profitable growth. For 2011, our operating income margin was 13.5%, despite the effects of increased fuel prices.
Our principal target growth markets are in the domestic U.S., Caribbean and Latin America where we can either stimulate traffic by reducing fares or have significant untapped growth potential for price-sensitive travelers. Many domestic markets are currently underserved by low-cost, low-fare carriers and we believe we can successfully grow these markets by increasing frequencies and aircraft capacity on routes we currently serve or by introducing service to cities we do not serve. Both the Caribbean and Latin American markets are large and we believe they have significant growth potential for price-sensitive travelers. In the twelve months ended March 31, 2011, air travel between the United States and the Caribbean and Latin American markets within non-stop reach of our aircraft from the United States generated approximately $13.8 billion in revenues, with only limited market stimulation by low fares. These markets have historically been characterized by untapped travel demand from price-sensitive customers because they are primarily served by full-service, higher-fare airlines, and because several countries in this targeted growth region have historically restricted air travel competition.
With our base of operations strategically located in South Florida, our overwater international route operating experience and our ULCC model, we believe we are well positioned to grow. Although we currently have most of our traffic (frequency)flowing through our Fort Lauderdale airport in South Florida, we are not bound by an inefficient hub-and-spoke-model that relies on connecting traffic and we are not reliant on or enslaved by market share. We believe there are hundreds of other attractive locations throughout the domestic U.S., and Latin America from which we can develop and reap the benefits of our low-cost model. With less than 2% of U.S. airline capacity and less than 3% of the capacity in Caribbean and Latin American markets as of December 31, 2011, we believe we can grow significantly using our aircraft on order to increase route frequencies and aircraft capacity on existing routes and by establishing new routes both domestically and abroad. By deploying additional Airbus A320-family aircraft and leveraging our existing infrastructure to drive economies of scale, we can lower some of our unit operating costs even further, allowing us to continue to lower base fares, stimulate market demand and increase non-ticket revenue opportunities.
Our History and Corporate Information
We were founded in 1964 as Clipper Trucking Company, a Michigan corporation. In 1974, we changed our name to Ground Air Transfer, Inc. and, beginning in 1983, started doing business as Charter One, a charter tour operator providing travel packages to entertainment destinations such as Atlantic City, Las Vegas and the Bahamas. In 1990, we received our Air Carrier Certificate from the Federal Aviation Administration and began air charter operations. In 1992, we renamed ourselves Spirit Airlines, Inc. and thereafter began adding scheduled passenger service to destinations such as Fort Lauderdale, Detroit, Myrtle Beach, Los Angeles and New York. In 1994, we reincorporated in Delaware, and in 1999 we relocated our corporate headquarters to Miramar, Florida. For financial information about operating revenue by geographic region, refer to the information set forth in "Notes to Financial Statements- 19. Operating Segments and Related Disclosures".
In July 2006, we underwent a corporate recapitalization in which investment funds managed by Indigo Partners LLC, or Indigo, acquired a majority stake in us. After this recapitalization, we began expanding our Caribbean and Latin American routes. In 2007, we made the decision to compete solely on the basis of price and implemented our ULCC business model.
On June 1, 2011, we completed our initial public offering of common stock, or IPO, which raised net proceeds of $150.0 million after repayment of debt, payment of transaction expenses and other fees. In connection with the IPO, we effected a recapitalization, which we refer to as the 2011 Recapitalization, that resulted in the repayment or conversion of all of our remaining notes and shares of preferred stock into shares of common stock. In connection with the IPO, we also entered into a Tax Receivable Agreement and thereby distributed immediately prior to the completion of the IPO to the holders of our common stock as of such time, or the Pre-IPO Stockholders, the right to receive an amount equal to 90% of the cash savings in federal income tax realized by us by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by us as of March 31, 2011.
Our mailing address and executive offices are located at 2800 Executive Way, Miramar, Florida 33025, and our telephone number at that address is (954) 447-7920. References in this report to “Spirit,” “we,” “us,” “our,” or the “Company” shall mean Spirit Airlines, Inc., unless the context indicates otherwise. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our Web site, www.spirit.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Business Conduct and Ethics, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our Web site is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Spirit Airlines, Inc., 2800 Executive Way, Miramar, Florida 33025, or emailing us at: Corporate.Secretary@spirit.com.
Our Business Model
The Spirit Airlines business model is based on that of ULCCs operating elsewhere in the world, such as Ryanair in Europe. In deciding to adopt our current business model, we studied many low-cost airlines and concluded that a ULCC business model focused on domestic routes within the United States and routes to the Caribbean and Latin America could be successfully deployed. We have been building a business around this thesis since 2006.
From the perspective of our customers, our business model provides a product offering that combines very low base fares with transparent pricing. Our base fare provides everything necessary for a complete and safe flight but excludes extra services that some passengers may want to purchase to enhance their travel experience, such as baggage, telephone booking, a premium seat or advance seat selection, and food, beverages and other onboard items. We are not a “no frills” airline, rather we consider ourselves a “frills for a fee” airline. We offer a travel experience similar to our competitors and provide many of the products and services offered as part of our competitors’ fares. Rather than embedding the charge for certain frills, such as checked bags for example, in the base fare, and thus increasing the base fare for all customers whether they carry bags or not, we charge a low base fare to cover air transportation and charge additional fees for frills to only those customers that choose to purchase extra products or services.
We are focused on price-sensitive travelers who pay for their own travel costs. We believe our product appeals to price-sensitive customers because we give them the choice to pay only for the products and services they value. Our relatively simple fare structure contrasts with the prevalent pricing policies in the airline industry, particularly among network carriers that typically feature many different price offerings and restrictions for seats on any one flight at any given time. Our business model is designed to deliver what we believe our customers want: low fares. We aggressively use low fares to stimulate air travel demand in order to increase passenger volume, load factors and non-ticket revenue on the flights we operate. Higher passenger volumes and load factors help us sell more ancillary products and services, which in turn allows us to reduce the base fare we offer even further, stimulating additional demand. We strive to be recognized by our customers and potential customers as the low-fare leader in the markets we serve.
Non-ticket revenue is a critical part of our business model. There are both revenue and cost benefits to our non-ticket strategy. Customers are typically less price sensitive to non-ticket fees than to base ticket prices, and non-ticket revenues are less seasonal than ticket revenues. In addition, non-ticket fees provide economic incentives that drive low-cost behavior. For example, when we began charging fees for checked and carry-on bags, that encouraged passengers to check fewer bags which in turn meant we carried less weight allowing us to burn less fuel. Also less carry-on bags allows passengers to load and unload from the plane faster which promotes faster turn times between flights. Our non-ticket revenue per passenger flight segment has grown by approximately 800% since 2006. Our non-ticket revenue generation model is not limited to products and services related to a particular flight, but also includes our $9 Fare Club ultra low-fare subscription service, our FREE SPIRIT affinity credit card program, and the sale of advertising to third parties on our website and on board our aircraft. We are always looking to identify new non-ticket revenue sources that will allow us to push our base fares even lower.
Our business model permits us to offer low fares because it is built on low costs. Since changing our business model to a ULCC, we have operated with a relentless focus on achieving low unit operating costs at every level of our cost structure. We have already implemented many low-cost strategies, including the use of our website and direct-to-consumer marketing to drive ticket sales, high daily aircraft utilization, high-density aircraft configuration, efficient flight scheduling, a single family aircraft fleet, highly productive workforce, and the selective use of outsourced services. Our low fares marketing message is reinforced by a low-cost, viral marketing strategy incorporating provocative, edgy content that tends to go viral. Further, our business model involves disciplined management of our capacity and route network and quick reaction to changes in the economic environment or market conditions, with the goal that each route and each aircraft delivers incremental operating profitability. Our low unit operating costs are the core of our business model and our most important competitive advantage.

Our Strengths
We believe we compete successfully in the airline industry by exploiting the following demonstrated business strengths:
Ultra Low-Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the Americas. We believe this cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain operating margins and support continued growth. Our operating costs per available seat mile, or CASM, of 9.91 cents in 2011, are significantly lower than that of the major domestic network carriers, American Airlines, Delta Air Lines, United Air Lines and US Airways, and among the lowest of the domestic low-cost carriers, including JetBlue Airways and Southwest Airlines. We achieve these low operating costs in large part due to:

•	high aircraft utilization;

•	high-density seating configurations on our aircraft;

•	our simple operations;

•	no hub-and-spoke inefficiencies ;

•	highly productive workforce;

•	opportunistic outsourcing of operating functions;

•	operating a modern single fleet type of Airbus A320-family aircraft, with associated lower maintenance costs and common flight crews across the fleet;

•	minimizing sales, marketing and distribution costs through direct-to-consumer marketing;

•	efficient flight scheduling, including minimal ground times between flights; and

•	creating a company-wide business culture that is keenly focused on driving costs lower.
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to produce significant non-ticket revenue generation, which allows us to stimulate passenger demand for our product by lowering base fares and enabling passengers to identify, select and pay for the products and services they want to use. Our unbundled strategy has enabled us to grow average non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $45 in 2011 by:

•	charging for checked and carry-on baggage;

•	passing through all distribution-related expenses;

•	charging for premium seats and advance seat selection;

•	enforcing ticketing policies, including change fees;

•	generating subscription fees from our $9 Fare Club ultra low-fare subscription service;

•	deriving brand-based fees from proprietary services, such as our FREE SPIRIT affinity credit card program;

•	selling itinerary attachments, such as hotel and car rental reservations and airport parking, through our website; and

•	selling in-flight products and onboard advertising.
Resilient Business Model and Customer Base. By focusing on price sensitive travelers, we have maintained relatively stable unit revenue and profitability during volatile economic periods because we are not highly dependent on premium-fare business traffic, which typically demands a higher cost structure. For example, in 2009, when premium-fare business traffic declined due to the economic recession, our operating revenue per available seat mile, or RASM, declined 1.9% compared to an average U.S. airline industry decline of over 9%. During this same period of volatile fuel prices and global economic recession, we also were able to achieve the highest operating income margin in our history. Based on this performance, we believe our growing customer base is more resilient than the customer bases of most other airlines because our low fares and unbundled service offering appeal to price-sensitive passengers.
Well Positioned for Growth. We are the largest operator of international flights flying out of Fort Lauderdale–Hollywood International Airport and are well positioned in the airport’s international terminal. From this base in South Florida, we have developed a substantial network of destinations in our targeted Caribbean and Latin American growth markets, profitable U.S. domestic niche markets and high-volume routes flown by price sensitive travelers. In the United States, we provide service in the markets from which a significant majority of passengers traveling to the Caribbean and Latin America (including Mexico) originate. From these U.S. markets, our passengers have access to 25 Caribbean and Latin American destinations. With a South Florida base of operations and with our planned fleet growth, we believe we are well positioned to grow profitably as we expand further into these target markets.

Experienced Operator in the Region. We believe we have substantial experience in local aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since late 2003 and we have developed substantial experience in complying with the various regulations and business practices in our targeted growth regions.
Financial Strength Achieved by Cost Discipline Focus. We believe our ULCC business model has delivered strong financial results in difficult economic times. We have generated these results by:

•	keeping a consistent focus on maintaining low unit operating costs;

•	maintaining disciplined capacity control and fleet size;

•	ensuring our sourcing arrangements with key third parties are continually benchmarked against the best industry standards; and

•	maintaining a simple operation that focuses on delivering transportation.
Our Strategy
Our goal is to offer compelling value to our customers by utilizing our low-cost structure and unbundled pricing strategy and, in so doing, grow profitably and enhance our position among the leading low-cost carriers in the Americas. Through the following key elements of our business strategy, we seek to:
Maintain Low Unit Operating Costs. We will support our low-fare strategy by seeking to reduce unit operating costs and improve efficiency by, among other things:

•	deploying additional cost-efficient Airbus A320-family aircraft for high-utilization flying;

•	spreading our low fixed-cost infrastructure over a larger-scale operation;

•	continuing to leverage our Fort Lauderdale base of operations;

•	opportunistically outsourcing operating functions;

•	using technology to create further operating efficiencies;

•	leveraging the labor productivity and scale benefits of our five-year pilot contract; and

•	continuing our aggressive procurement strategy.
Couple Low Fares with Expanded Ancillary Services to Stimulate Traffic and Generate More Stable Revenues. Our low unit costs enable us to operate profitably at low-fare levels, and we intend to continue reducing base fares to stimulate demand from price-sensitive customers. By stimulating traffic, our goal is to maximize non-ticket revenues by increasing passenger volume and load factor, which is the percentage of seats actually occupied on a flight. We plan to continue expanding our portfolio of ancillary products and services, through new programs and enhancements to existing offerings. We also seek to maximize revenue opportunities through multiple interactions with customers at different stages of their travel, from pre-purchase through travel and post-trip. As we broaden the ancillary products and services we sell to our customers and increase non-ticket revenues, we believe we will be able to further lower base fares while maintaining profitability, thereby further stimulating demand while adding stability to our revenue stream. Additionally, our innovative fuel pass-through separately shows the fuel cost component of the base fare, providing fare transparency to consumers while encouraging a fare strategy with disciplined cost coverage.
Profitably Expand Our Network in Attractive Caribbean, Latin American and U.S. Domestic Markets. We anticipate further penetrating attractive international and domestic markets currently underserved by low-cost carriers by increasing frequency and aircraft capacity on our existing routes, as well as by starting new routes to cities we do not yet serve. We believe we can accomplish this by:

•	using our knowledge of local U.S. domestic, Caribbean and Latin American markets and expertise in local regulatory and business practices to optimize our route structure and schedule;

•	pursuing attractive new route opportunities in markets that limit air carrier competition through frequency or carrier designation restrictions;

•	attempting to maintain profitability across our network by selecting viable new routes and quickly reducing or discontinuing routes that do not deliver acceptable margins; and

•	selectively expanding our presence in markets where there are high fares or that are underserved by low-fare carriers that present opportunity for demand stimulation when fares are reduced.
Our experience has historically been that when we enter a new market, average fares in that market generally decrease and total passenger traffic generally increases. We believe there are hundreds of these high fare markets throughout the Americas which we can penetrate and benefit from, by stimulating local price-sensitive travelers.
Leverage Our Brand to Grow Revenue. We will seek to continue generating customer loyalty as the low-fare brand of choice in the markets we serve in order to drive future ticket sales, support further network expansion and increase load factors. In addition, we intend to leverage our customer base in order to increase non-ticket revenues by broadening our brand, product and service offerings. These plans include a focus on increasing sales of itinerary attachments on a commission basis and generating additional fees from proprietary, brand-based services, such as our FREE SPIRIT miles and our $9 Fare Club ultra low-fare subscription service.
Maintain Disciplined Fleet and Network Growth. We employ a disciplined route and fleet expansion strategy that helps us maintain profitability across our network. Our goal is to react quickly to changes in the economic environment and market conditions so each route and each aircraft we operate delivers incremental operating profitability. As of December 31, 2011, firm aircraft orders with Airbus consisted of 106 A320 aircraft (61 classic A320s and 45 A320 NEOs). Aircraft are scheduled for delivery from 2012 through 2021, and spare engines are scheduled for delivery from 2012 through 2018. We are scheduled to take delivery of 7 aircraft in each of 2012, 2013 and 2014, ten aircraft in 2015 and 75 aircraft from 2016 through 2021. We have 30 aircraft with operating leases that expire between 2017 and 2020 for which we have the option to either renew the lease or return them to the lessor at the end of the lease period. We expect to use our additional aircraft to add capacity on existing routes in both our targeted growth markets and our higher demand domestic routes, as well as to expand our network footprint. Consistent with our ULCC model, the new A320s introduced by us are configured with 178 passenger seats compared to 150 passenger seats per plane utilized by some of our competitors, including JetBlue Airways. The introduction of higher-capacity A320 aircraft supports reductions in unit costs relative to smaller A319 aircraft and allows us to deploy the right-sized aircraft according to route length, passenger volume and seasonality.
Our Products
Our product is our low priced base fares. We provide passenger airline service primarily to price-sensitive travelers and optional travel-related products or services for additional fees. Our low fares are designed to stimulate demand from price-sensitive travelers who might not otherwise have flown to our destinations due to the expense or inconvenience involved in traveling there. Our fares do not require a minimum stay (e.g., Saturday night stay). Our fares consist of a base fare, plus taxes and certain governmental fees, which we break out for our customers so they can see the different components of their total price.
Our non-ticket revenues are generated from air travel-related fees paid by the ticketed passenger through baggage, bookings through our distribution channels, advance seat selection fees, ticket change fees, the sale of food, beverages and other items on board, commissions from the sales of hotel rooms, trip insurance and rental cars and other items related specifically to an itinerary. We view our onboard service as a retail store, with managed inventory levels, a charge for all products and a commission structure designed to provide an incentive to sell products. We also sell vacation packages through Spirit Vacations, a one-stop, value-priced vacation website designed to meet customers’ demand for self-directed packaged travel planning. Spirit Vacations packages offer competitive fares for air travel on Spirit, a selection of Spirit-recommended hotels and resorts, car rentals and attractions.
Our other revenues consist of services not directly related to providing transportation such as our FREE SPIRIT affinity credit card program, $9 Fare Club ultra low-fare subscription service, and the sale of advertising to third parties on our website and on board our aircraft.
Effective August 1, 2010, we instituted a carry-on baggage policy that we believe increases utilization through shorter turn times and allows customers to save more. Under this policy, subject to certain Federal Aviation Administration, or FAA, limitations, a bag that can fit under an aircraft seat (although not required to be placed under the seat) may be carried on board free of charge. A second or larger bag may be carried on board for a fee of $30 if reserved at www.spirit.com or $35 if purchased during online check-in or by phone. Members of Spirit’s $9 Fare Club receive a $10 discount on carry-on bag fees if purchased during online check-in or by phone prior to arrival at the airport. The carry-on bag fee for all customers if purchased at an airport ticket counter or kiosk is $40, or $45 if purchased at the airport gate. Passengers paying for an additional bag receive priority boarding to allow more time to stow extra luggage. Corresponding with this carry-on baggage policy, many fares were reduced by up to $40 allowing customers to save more by choosing not to bring extra luggage on board.
Competing Based on Total Price
Our goal is to compete based on total price. We believe that other airlines have used an all-inclusive price concept to raise total prices to consumers, rather than lowering fares by unbundling each product or service. For example, carriers that tout “free bags” have included the cost of checking bags in the total ticket price, not allowing passengers to see how much they would save if they did not check luggage. We believe that we and our customers benefit from allowing customers to know the total price of their travel by breaking out the cost of additional, optional products or services. Customers are then able to compare the total cost of flying with us versus flying another airline.
We recently modified our online booking process to allow our customers to see all available options and their prices prior to purchasing a ticket, and have initiated a campaign that illustrates that our total prices are lower, on average, than our competitors, even when options are included.
Route Network
As of December 31, 2011, our route network included 98 markets served by 48 airports throughout North America, the Caribbean and Latin America. The majority of our routes operate to or from our South Florida gateway at Fort Lauderdale-Hollywood International Airport, or FLL Airport. As measured by available seat miles, or capacity, for 2011 we had approximately 54% of our capacity operating to or from FLL Airport providing service to the domestic U.S., the Caribbean and Latin America. For the same period, six other niche domestic markets made up the majority of the balance, including Detroit, Michigan, Las Vegas, Nevada, Atlantic City, New Jersey, Chicago, Illinois, Orlando, Florida and Myrtle Beach, South Carolina. These markets help provide seasonal balance to our Caribbean and Latin American routes.
Below is a route map of our current network:

PORTLAND
OAKLAND / SAN FRANCISCO
LOS ANGELES
SAN DIEGO
LAS VEGAS
PHOENIX / MESA
DENVER
DALLAS / FT. WORTH
CHICAGO / O'HARE
NIAGARA FALLS / TORONTO
DETROIT
LATROBE / PITTSBURGH
CHARLESTON
ATLANTA
PLATTSBURGH / MONTREAL
BOSTON
NEW YORK / LAGUARDIA
ATLANTIC CITY
WASHINGTON, D.C. / REAGAN NATIONAL
MYRTLE BEACH
ORLANDO
TAMPA
FT. MYERS
WEST PALM BEACH
FT. LAUDERDALE
NASSAU BAHAMAS
SAN SALVADOR BAHAMAS operates for Club Med
TOLUCA / MEXICO CITY MEXICO
CANCUN MEXICO
SANTIAGO DOMINICAN REPUBLIC
AGUADILLA PUERTO RICO
SAN JUAN PUERTO RICO
ST. MAARTEN
ST. THOMAS USVI
PUNTA CANA DOMINICAN REPUBLIC
SANTO DOMINGO DOMINICAN REPUBLIC
MONTEGO BAY JAMAICA
PORT AU PRINCE HAITI
KINGSTON JAMAICA
ARUBA
GUATEMALA CITY GUATEMALA
SAN PEDRO SULA HONDURAS
SAN SALVADOR EL SALVADOR
MANAGUA NICARAGUA
SAN JOSE COSTA RICA
PANAMA CITY PANAMA
CARTAGENA COLOMBIA
MEDELLÍN COLOMBIA
BOGOTÁ COLOMBIA
ARMENIA COLOMBIA
LIMA PERU

Our South Florida gateway is a key component of our route network and our ULCC strategy. We selected FLL Airport as our base in 2004 due to the strategic and financial benefits it provided, including the geographic proximity to our current and planned flight routes serving the Caribbean and Latin America. FLL Airport is also convenient to a large local market of price-sensitive South Florida residents who are of Caribbean and Latin American descent seeking affordable travel to destinations in those targeted markets. FLL Airport offers us significantly lower operating costs than Miami International Airport and is more centrally located in the broader South Florida market, which spans Palm Beach, Broward and Dade counties. As of December 31, 2011, we were the largest domestic and international carrier at FLL Airport, offering more nonstop routes than any other carrier, carrying more passengers than any other carrier and operating out of more gates than any other carrier.

As of December 31, 2011, our highest volume U.S. domestic routes that provide leisure traffic to South Florida and, through our South Florida gateway, to our Latin and Caribbean markets, were New York LaGuardia, Washington Reagan, Chicago O’Hare, Atlanta, and Atlantic City.
Our network expansion targets underserved and/or overpriced markets. We utilize a rigorous process to identify growth opportunities to deploy new aircraft where we think they will be profitable. To monitor the profitability of each route, we analyze weekly and monthly profitability reports as well as near term forecasting.
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, code-sharing relationships, and frequent flier programs and redemption opportunities. Our competitors and potential competitors include traditional network airlines, low-cost carriers, regional airlines and new entrant airlines. We typically compete in markets served by traditional network airlines and other low-cost carriers, and to a lesser extent regional airlines. Some of our current or future competitors may have greater liquidity and access to capital, and serve more routes, than we do.
Our principal competitors on domestic routes are American Airlines, Delta Air Lines and JetBlue Airways. Our single largest overlap, at approximately 60% of our markets as of February 10, 2012, is with American Airlines. Southwest Airlines and AirTran Airways merged in May 2011, but continue to operate as separate carriers. Our principal competitors for service from South Florida to our growth markets in the Caribbean and Latin America are American Airlines through its hub in Miami and JetBlue Airways through its operations in Fort Lauderdale. Our principal competitive advantages are our low base fares and our focus on the price-sensitive traveler who pays his or her own travel costs. These low base fares are facilitated by our low unit operating costs, which in 2011 were lower than any of the four major network carriers and lower than the three largest low-cost carriers. We believe our low costs coupled with our non-ticket revenues allows us to price our fares at levels where we can be profitable while our primary competitors cannot. Further, we believe we compete favorably with other low-cost carriers in serving the Caribbean and Latin America because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in those targeted growth regions.
The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. The expenses of a scheduled aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flier initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize RASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell. A key element to our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets.
Many airlines have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. Such alliances generally provide for code-sharing, frequent flier program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline, which provide an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. Competitors that are alliance members with carriers that have designated route and frequency rights in restrictive markets, such as some of the markets we serve in the Americas, often are able to compete advantageously with non-alliance carriers because they can use their code-share arrangements to effectively limit the ability of non-alliance carriers to increase available seat capacity or frequencies in a particular market. Low-cost carriers have not historically been members of any of the three major alliances, OneWorld, SkyTeam and Star Alliance. Similarly, regional airlines typically enter into cooperative marketing relationships with one or more major airlines under which the regional airline agrees to use its smaller, lower-cost aircraft to carry passengers booked and ticketed by the major airline between a city served by a major airline and a smaller outlying location. We currently do not have any alliances or cooperative marketing relationships with U.S. or foreign airlines.
Distribution
As of December 31, 2011, we sold our product through three primary distribution channels: our website, our outsourced call center, and third parties such as travel agents who access us through the Global Distribution System or GDS companies (e.g., Amadeus, Galileo, Sabre and Worldspan) and select online travel agents, or OTAs (e.g., Orbitz and Travelocity). We use our website, www.spirit.com, as the primary platform for ticket sales and 67.1% and 76.5% of our total tickets sold during 2011 and 2010, respectively, were through direct internet bookings using our website. After our website, our next largest distribution source is travel agencies, which represented approximately 22.5% and 14.0% of sales for 2011 and 2010, respectively. An additional 10.4% and 9.5% of our total tickets sold during 2011 and 2010, respectively, were fulfilled through our outsourced call center.
Our distribution costs are more than 100% covered by our distribution fees. Sales through our website represent our lowest cost distribution channel and it is the channel through which we offer our lowest fares. For all other channels, we generally charge incrementally higher fares and user fees with the objective of causing the users of those other channels to bear the additional costs.
We were among the first carriers to charge customers a fee for making reservations through a call center, instead of online. We have outsourced our call center to a third-party provider and share a percentage of the booking fee received on ticket sales with that provider.
Travel agencies are invited to establish a sales account with us to enable access to the fares offered on our website. We maintain a zero percent standard commission policy for travel agency bookings worldwide unless local regulations mandate them. We also have agreements with all the leading GDS companies. GDSs provide flight schedules and pricing information and allow travel agents to electronically book a flight reservation without contacting our reservations facility. We do not, however, have full content agreements in place with any GDS company, which means we are not required to provide them with access to all of the fares we have on offer on our website. Such an arrangement allows us to sell higher fares through GDSs, thereby covering the cost of these arrangements. Similarly, we release our fares to OTAs only if we are permitted to withhold our lowest fares from this distribution channel. For example, tickets purchased on Travelocity and Orbitz are at prices higher than on our direct website to cover their incremental costs of distribution through these OTAs.
Marketing
We are focused on direct to consumer marketing targeted to our core price-sensitive customer who pays for his or her own travel costs. Our principal marketing message is our low base fares. Consistent with our ULCC business model, we use a simple marketing message to keep marketing costs low. We spent approximately 0.2% and 0.5% as a percentage of total revenues on advertising for 2011 and 2010. We do not engage in general brand or product marketing. Similarly, since our core customers are individual consumers, we do not have a direct marketing or sales function that calls on corporations, government agencies or similar large buyers of business travel.
Our principal marketing tools are our proprietary email distribution list consisting of over five million email addresses and our $9 Fare Club as well as advertisements in online, television, radio and other channels. Our objective is to use our low prices, price-based promotions and creativity to produce viral marketing programs that are extremely cost effective and achieve outsized website traffic and revenue productivity compared to our competitors. In 2011 and 2010, the number of unique visitors to our website each month was 4.0 million and 3.5 million, respectively.
The $9 Fare Club is an annual subscription-based service that allows members exclusive access to the lowest fares on offer and discounted baggage fees. Much like that of Sam's Club or Costco, where members pay an annual fee in order to obtain volume based discounts, $9 Fare Club members pay $59.95 per year for first access to offerings of our lowest fares. The membership provides benefits such as guaranteed exclusive, member-only fare sales (at least once every six weeks) and private offers on hotels, rental cars and other travel necessities.
Frequent Flier Program
The FREE SPIRIT frequent flier program was initiated in 2006 to develop customer loyalty and enable sales of miles to marketing partners. The FREE SPIRIT MasterCard is the primary vehicle whereby customers earn miles and our frequent flier program is geared specifically towards supporting adoption and continued use of the credit card.
In 2011, passengers paying with FREE SPIRIT travel awards represented less than 2% of our total passengers. FREE SPIRIT offers award travel on every flight without blackout dates. There are four types of travel awards, Off-Peak, Standard, Peak and Premium, and awards start with as few as 5,000 miles for customers who also hold the FREE SPIRIT MasterCard. Status levels are different than at other programs because all miles are eligible for status whether earned by flying, through bonus miles, special offers, or through spending on the FREE SPIRIT MasterCard. The program also calculates a year-end status level, and currently miles never expire as long as a customer is active at least every three months.

Customers
Our customers are primarily those that pay for their own travel. Regardless of whether they are visiting friends and relatives (VFR) or traveling for leisure or business, because they pay for their own travel, they tend to be price-sensitive. We believe VFR traffic makes up the largest component of our international traffic and the second-largest component of our domestic traffic. Additionally, we believe our VFR customers are the most price-sensitive of all of our travelers. Our VFR markets tend to complement our leisure-driven markets from both a seasonal and day of the week perspective. VFR traffic is strongest during the Christmas and New Year season, followed by Easter and summer when children are out of school.
We believe leisure traffic makes up the second-largest component of our international traffic but the majority of our domestic customers. This segment responds well to demand stimulation based on low fares, and South Florida, Myrtle Beach, Atlantic City and Las Vegas all provide among the best values among leisure destinations in the United States. Leisure traffic to South Florida and the Caribbean is strongest in the winter season, as many seek to leave cold weather where they live, and in the summer, when children are out of school. Traffic to Myrtle Beach and Atlantic City tends to have a single high season that begins in the spring and continues through the fall.
We do not actively target corporate travelers. We believe that many of our customers who use us for business travel are small business travelers who bear their own travel costs, as opposed to those who work at larger companies and very likely have their travel reimbursed. We believe we have limited penetration with large companies due to the fact we do not support high-cost corporate sales efforts directed to this consumer segment. To market to larger corporate travelers generally, our schedule, product and distribution mechanisms would have to be modified driving up our overall costs and potentially requiring an increase in fares overall.
Customer Service
We are committed to building a successful airline by taking care of our customers. We believe focus on excellent customer service in every aspect of our operations including personnel, flight equipment, in-flight and ancillary amenities, on-time performance, flight completion ratios and baggage handling will strengthen customer loyalty and attract new customers. We proactively aim to improve our operations to ensure further improvement in customer service. The Department of Transportation, or DOT, publishes statistics regarding measures of customer satisfaction for domestic airlines and can assess civil penalties for failure to comply with certain customer service obligations. For example, we were assessed a civil penalty relating to our prior procedures for bumping passengers from oversold flights and for the handling of lost or damaged baggage in 2009. Our performance under customer service measures for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
On-Time Performance (1)(2)	71.2%	73.1%	75.0%
Completion Factor (2)(3)	99.2%	97.2%	99.3%
Mishandled Baggage (2)(4)	2.25	2.61	3.09

(1)	Percentage of our scheduled flights that were operated by us that were on-time (within 15 minutes).

(2)	As per Part 234 of the DOT regulations, we are not required to report this information to the DOT.

(3)	Percentage of our scheduled flights that were operated by us, whether or not delayed (i.e., not cancelled). Includes the impact of cancelled flights due to the June 2010 pilot strike.

(4)	Our incidence of delayed, mishandled or lost baggage per 1,000 passengers.
In response to customer and other demands, we recently modified our online booking process to allow our customers to see all available options and their prices prior to purchasing a ticket, and have initiated a campaign that illustrates our total prices are lower, on average, than our competitors, even when options are included.
Fleet
We fly only Airbus A320 family aircraft, which provides us significant operational and cost advantages compared to airlines that operate multiple fleet types. By operating one fleet type, we avoid the incremental costs of training crew across multiple fleet types. Flight crews are entirely interchangeable across all of our aircraft, and maintenance, spare parts inventories and other operational support is highly simplified relative to more complex fleets. Due to this commonality among Airbus single-aisle aircraft, we can retain the benefits of a fleet comprised of a single type of aircraft while still having the flexibility to match the capacity and range of the aircraft to the demands of each route.

As of December 31, 2011, we had a fleet of 37 Airbus single-aisle aircraft, consisting of 26 A319s, nine A320s and two A321s, and the average age of the fleet was 4.5 years. All of our existing aircraft were acquired under operating leases. Our current fleet plan calls for growth to 68 aircraft by the end of 2015.
As of December 31, 2011, firm aircraft orders with Airbus consisted of 106 A320 aircraft (61 classic A320s and 45 A320 NEOs). Thirty-one aircraft are scheduled for delivery from 2012 through 2015 and an additional 75 aircraft from 2016 through 2021. We also have a contractual purchase commitment for five spare V2500 IAE International Aero Engines AG engines scheduled for delivery in from 2012 through 2018. The aircraft provide for growth capacity as well as give us flexibility in our fleet plan to replace all or some of the 30 aircraft in our present fleet with lease expirations between 2017 and 2020. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit.
Consistent with our ULCC business model, each of our aircraft is configured with a high density seating configuration. Our A319s accommodate 145 passengers (compared to 120 on United and 124 on US Airways), our A320s accommodate 178 passengers (compared to 138 or 144 on United and 150 on JetBlue and US Airways) and our A321s accommodate 218 passengers (compared to 183 on US Airways).
Maintenance and Repairs
We have an FAA mandated and approved maintenance program, which is administered by our technical services department. Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft.
Aircraft maintenance and repair consists of routine and non-routine maintenance and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Line maintenance events are currently serviced by in-house mechanics and supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 20 months. Heavy engine maintenance is performed approximately every four to six years and includes more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance, such as engine servicing and major part repair, and component service repairs are more economical. Outsourcing eliminates the initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement with IAE for our engine overhaul services and Lufthansa Technik on an hour-by-hour basis for component services. During 2011, we outsourced our heavy airframe maintenance to a qualified FAA maintenance provider. These contracts cover all of our aircraft component inventory acquisition, replacement and repairs.
Our recent maintenance expenses have been lower than what we expect to incur in the future because of the relatively young age of our aircraft fleet. Our maintenance costs are expected to increase as the scope of repair increases with the aircraft age. As our aircraft age, scheduled scope of work and frequency of unscheduled maintenance events is likely to increase like any mature fleet. Our aircraft utilization rate could decrease with the increase in aircraft maintenance.
Employees
Our business is labor intensive, with labor costs representing approximately 19.6%, 22.0% and 23.0% of our total operating costs for 2011, 2010 and 2009, respectively. As of December 31, 2011, we had 534 pilots, 795 flight attendants, 18 flight dispatchers, 122 mechanics, 770 airport agents/other, and 341 employees in administrative roles for a total of 2,580 employees. Approximately 52% of our employees were represented by labor unions under three different collective-bargaining agreements. On an average full-time equivalent basis, for the full year 2011, we had 2,456 employees, compared to 2,192 in 2010.
FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown, and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. In December 2007, federal legislation was enacted increasing the mandatory retirement age for U.S. commercial airline pilots from age 60 to age 65. Mechanics, quality-control inspectors, and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance, and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random, and post-accident drug testing.

The Railway Labor Act, or RLA, governs our relations with labor organizations. Under the RLA, the collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations, and if no agreement is reached, either party may request the National Mediation Board, or NMB, to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for a few years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists, and if an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board, or PEB, may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization and the airline each may resort to “self-help,” including, for the labor organization, a strike or other labor action, and for the airline, the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. The table below sets forth our employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Status of Agreement/Amendable Date
Pilots	Airline Pilots Association, International (ALPA)	Becomes amendable on August 1, 2015.
Flight Attendants	Association of Flight Attendants (AFA)	In negotiation. Became amendable in 2007.
Dispatchers	Transport Workers Union (TWU)	Becomes amendable in July 2012.
We focus on hiring highly productive employees and, where feasible, designing systems and processes around automation and outsourcing in order to maintain our low-cost base.
Safety and Security
We are committed to the safety and security of our passengers and employees. Some of the safety and security measures we have taken include: aircraft security and surveillance, positive bag matching procedures, enhanced passenger and baggage screening and search procedures, and securing of cockpit doors. We strive to comply with or exceed health and safety regulation standards. In pursuing these goals, we maintain an active aviation safety program and all of our personnel are expected to participate in the program and take an active role in the identification, reduction and elimination of hazards.
Our ongoing focus on safety relies on training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our operation including: flight operations, maintenance, in-flight, dispatch, and station operations. The Transportation Security Administration, or TSA, is charged with aviation security for both airlines and airports. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, customers, equipment and facilities are exercised throughout the operation.
Insurance
We maintain insurance policies we believe are of types customary in the airline industry and as required by the DOT. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire and extended coverage; directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; and workers’ compensation and employer’s liability. We have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.
Foreign Ownership
Under DOT regulations and federal law, we must be controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.

On December 7, 2011, we entered into a Stock Distribution Agreement with Indigo Miramar LLC and its members. Pursuant to the Stock Distribution Agreement 10,576,180 shares of outstanding common stock were exchanged on a share-for-share basis for shares of non-voting common stock. As of December 31, 2011, there were 10,576,180 shares of outstanding non-voting common shares, which had decreased to 4,827,600 on February 10, 2012 due to non-voting shares being converted back to voting shares in compliance with the Stock Distribution Agreement.
Government Regulation
Operational Regulation
The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the FAA. The DOT has jurisdiction over economic issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability and disabled passenger transportation, among other areas, several of which were included in new rules effective in August 2011 relating to, among other things, how airlines handle interactions with passengers through advertising, the reservation process, at the airport and on board the aircraft. The DOT has extended the effective date for certain of these rules. See “Risk Factors—Restrictions on or increased taxes applicable to fees or other charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.” The DOT has a pending notice of proposed rulemaking addressing additional accommodations required for passengers with certain disabilities and on December 21, 2011 announced a new final rule related to flight crew duty and rest requirements. We cannot forecast the impact on costs and revenues should some or all of the proposed rules be implemented.
The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide air transportation. We hold a DOT certificate of public convenience and necessity authorizing us to engage in scheduled air transportation of passengers, property and mail within the United States, its territories and possessions and between the United States and all countries that maintain a liberal aviation trade relationship with the United States (known as “open skies” countries). We also hold DOT certificates to engage in air transportation to certain other countries with more restrictive aviation policies. In 2009, we entered into a consent order with the DOT for our procedures for bumping passengers from oversold flights and our handling of lost or damaged baggage. Under the consent order, we were assessed a civil penalty of $375,000, of which we were required to pay only $215,000 based on an agreement with the DOT and our not having similar violations in the year after the date of the consent order.
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2011, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve and all of our aircraft had been certified for overwater operations. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
International Regulation
All international service is subject to the regulatory requirements of the foreign government involved. We currently operate international service to Aruba, the Bahamas, Colombia, Costa Rica, Dominican Republic, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Panama, Peru and St. Maarten, as well as Puerto Rico and the U.S. Virgin Islands. If we decide to increase our routes to additional international destinations, we will be required to obtain necessary authority from the DOT and the applicable foreign government. We are also required to comply with overfly regulations in countries that lay along our routes but which we do not serve.
International service is also subject to Customs and Border Protection, or CBP, immigration and agriculture requirements and the requirements of equivalent foreign governmental agencies. Like other airlines flying international routes, from time to time we may be subject to civil fines and penalties imposed by CBP if unmanifested or illegal cargo, such as illegal narcotics, is found on our aircraft. These fines and penalties, which in the case of narcotics are based upon the retail value of the seizure, may be substantial. In the past several years, we have incurred several penalties from CBP, which have not been material in the aggregate. We have implemented a comprehensive security program at our airports to reduce the risk of illegal cargo being placed on our aircraft, and we seek to cooperate actively with CBP and other U.S. and foreign law enforcement agencies in investigating incidents or attempts to introduce illegal cargo.

Security Regulation
The TSA was created in 2001 with the responsibility and authority to oversee the implementation, and ensure the adequacy, of security measures at airports and other transportation facilities. Since the creation of the TSA, airport security has seen significant changes including enhancement of flight deck security, the deployment of federal air marshals on board flights, increased airport perimeter access security, increased airline crew security training, enhanced security screening of passengers, baggage, cargo and employees, training of security screening personnel, increased passenger data to CBP and background checks. Funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee) of $2.50 per passenger flight segment, subject to a $5 per one-way trip cap. The TSA was granted authority to impose additional fees on air carriers if necessary to cover additional federal aviation security costs. Pursuant to its authority, the TSA may revise the way it assesses this fee, which could result in increased costs for passengers and/or us. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. The TSA also assesses an Aviation Security Infrastructure Fee, or ASIF, on each airline. Our ASIF fee is approximately $1.6 million per year.
Environmental Regulation
We are subject to various federal, state and local laws and regulations relating to the protection of the environment and affecting matters such as aircraft engine emissions, aircraft noise emissions, and the discharge or disposal of materials and chemicals, which laws and regulations are administered by numerous state and federal agencies. The Environmental Protection Agency, or EPA, regulates operations, including air carrier operations, which affect the quality of air in the United States. We believe the aircraft in our fleet meet all emission standards issued by the EPA. Concern about climate change and greenhouse gases may result in additional regulation or taxation of aircraft emissions in the United States and abroad.
Federal law recognizes the right of airport operators with special noise problems to implement local noise abatement procedures so long as those procedures do not interfere unreasonably with interstate and foreign commerce and the national air transportation system. These restrictions can include limiting nighttime operations, directing specific aircraft operational procedures during takeoff and initial climb, and limiting the overall number of flights at an airport. None of the airports we serve currently restricts the number of flights or hours of operation, although it is possible one or more of such airports may do so in the future with or without advance notice.
Other Regulations
We are subject to certain provisions of the Communications Act of 1934, as amended, and are required to obtain an aeronautical radio license from the Federal Communications Commission, or FCC. To the extent we are subject to FCC requirements, we will take all necessary steps to comply with those requirements. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve.
Future Regulations
The U.S. and foreign governments may consider and adopt new laws, regulations, interpretations and policies regarding a wide variety of matters that could directly or indirectly affect our results of operations. We cannot predict what laws, regulations, interpretations and policies might be considered in the future, nor can we judge what impact, if any, the implementation of any of these proposals or changes might have on our business.

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
Risks Related to Our Industry
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
All of the domestic traditional network airlines have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. On November 29, 2011, AMR Corporation and substantially all of its subsidiaries, including American Airlines, Inc., filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. We presently compete with American Airlines in a majority of our markets. We cannot predict the extent to which the pendency of this bankruptcy proceeding will change our competitive dynamic with American Airlines or the extent to which a successfully reorganized American Airlines, or the acquisition of American Airlines by another carrier, will result in a more effective competitor to us.
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
Aircraft fuel costs represent our single largest operating cost, accounting for 41.9%, 34.8%, and 30.8% of our total operating expenses for 2011, 2010 and 2009, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could cause disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supplies. Any disruption to oil production, refinery operations or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources.
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
We enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. As of December 31, 2011, we had fuel hedges using U.S. Gulf Coast jet fuel collars in place for approximately 40% of our estimated fuel consumption for the first quarter of 2012. Additionally, during hurricane season (August through October), we use basis swaps using NYMEX Heating Oil indexes to protect the refining price risk between the price of crude oil and the price of refined jet fuel. There can be no assurance that we will be able to enter into fuel hedge contracts in the future. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited since we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. Finally, it is currently unknown what impact the Dodd-Frank Wall Street Reform and Consumer Protection Act will have on collateral and margin requirements for fuel hedging, which could significantly impair our ability to hedge our fuel costs. As of December 31, 2011, the fair value of our fuel derivative contracts was an asset of $0.3 million. In the event of a further reduction in fuel prices compared to our hedged position, our hedged positions could counteract the cost benefit of lower fuel prices and could require us to post additional cash margin collateral. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”
Restrictions on or increased taxes applicable to fees or other charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
During 2011, 2010 and 2009, we generated non-ticket revenues of $381.5 million, $243.3 million and $163.9 million, respectively. Our non-ticket revenues are generated from fees for, among other things, baggage, bookings through our distribution channels, advance seat selection, itinerary changes and loyalty programs. In April 2011, the DOT published a broad set of final rules relating to, among other things, how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft. The final rules require airlines to publish a full fare for a flight, including mandatory taxes and fees, and to enhance disclosure of the cost of optional products and services, including baggage charges. The rules restrict airlines from increasing ticket prices post-purchase (other than increases resulting from changes in government-imposed fees or taxes) and increase significantly the amount and scope of compensation payable to passengers involuntarily denied boarding due to oversales. The final rules also extend the applicability of tarmac delay reporting and penalties to include international flights and provide that reservations made more than one week prior to flight date may be held at the quoted fare without payment, or cancelled without penalty, for 24 hours. All of these new rules became effective by

January 24, 2012. Failure to remain in full compliance with these rules by the January 2012 effective date, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. Moreover, we cannot assure you that compliance with these new rules will not have a material adverse effect on our business. In addition, the U.S. Congress and Federal administrative agencies have undertaken investigations of the airline industry practice of unbundling services, including public hearings held in July 2010. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of services impermissible, or more cumbersome or expensive than the new rules described above, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation, and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
The airline industry is particularly sensitive to changes in economic conditions. Continued negative economic conditions or a reoccurrence of such conditions would negatively impact our business, results of operations and financial condition.
Our business and the airline industry in general are affected by many changing economic conditions beyond our control, including, among others:

•	changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;

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
These factors can adversely affect, and from time to time have adversely affected, our results of operations, our ability to obtain financing on acceptable terms and our liquidity generally. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs can reduce spending for price-sensitive and business travel. For many travelers, in particular the price-sensitive travelers we serve, air transportation is a discretionary purchase that they may reduce or eliminate from their spending in difficult economic times. The overall decrease in demand for air transportation in the United States in 2008 and 2009 resulting from record high fuel prices and the economic recession required that we take significant steps to reduce our capacity, which reduced our revenues. Unfavorable economic conditions could also affect our ability to raise prices to counteract increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.
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
Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration, or TSA, have implemented numerous security measures that restrict airline operations and increase costs, and are likely to implement additional measures in the future. For example, following the widely publicized attempt of an alleged terrorist to detonate plastic explosives hidden underneath his clothes on a Northwest Airlines flight on Christmas Day in 2009, international passengers became subject to enhanced random screening, which may include pat-downs, explosive detection testing or body scans. Enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to consumers in the form of higher prices. Any future terrorist attacks or attempted attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a material adverse effect on our business, results of operations and financial condition, and on the airline industry in general.
Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel related taxes or the outbreak of disease, any of which could harm our business, operating results and financial condition.
Like other airlines, we are subject to delays caused by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, increased security measures, new travel related taxes and the outbreak of disease. Delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean, winter snowstorms affecting the Northeast United States, or the January 2010 earthquake in Port-au-Prince, Haiti, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors could harm our business, results of operations and financial condition. Similarly, outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine) flu, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Increased travel taxes, such as the Travel Promotion Act, enacted March 10, 2010, which charges visitors from certain countries a $10 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
Restrictions on or litigation regarding third-party membership discount programs could harm our business, operating results and financial condition.
We generate a relatively small but growing portion of our revenue from order referral fees, revenue share and other fees paid to us by third-party merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the third-party merchants that we offer to our customers on our website. Some of these third-party referral-based offers are for memberships in discount programs or similar promotions made to customers who have purchased products from us, and for which we receive a payment from the third-party merchants for every customer that accepts the promotion. Certain of these third-party membership discount programs have been the subject of consumer complaints, litigation and regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. Any private or governmental claim or action that may be brought against us in the future relating to these third-party membership programs could result in our being obligated to pay damages or incurring legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships. In addition, customer dissatisfaction or a significant reduction in or termination of the third-party membership discount offers on our website as a result of these claims could have a negative impact on our brand, and have a material adverse effect on our business, results of operations and financial condition.
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

Risks Related to Our Business
Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial conditions.
Our business is labor intensive, with labor costs representing approximately 19.6%, 22.0% and 23.0% of our total operating costs for 2011, 2010 and 2009, respectively. As of December 31, 2011, approximately 52% of our workforce was represented by labor unions and thereby covered by collective bargaining agreements. We cannot assure you that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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
Our flight operations were shut down due to a strike by our pilots beginning on June 12, 2010 and lasting until we and the union representing our pilots reached a tentative agreement for a new contract. Under a Return to Work Agreement, we began to resume flights on June 17, 2010 and resumed our full flight schedule on June 18, 2010. On August 1, 2010, we and the pilots’ union executed a five-year collective bargaining agreement. This shutdown had a material adverse effect on our results of operations for 2010. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—June 2010 Pilot Strike.”
Our collective bargaining agreement with our flight attendants became amendable in August 2007, and we are currently engaged in negotiations with the union representing our flight attendants. Our collective bargaining agreement with our dispatchers becomes amendable in July 2012. The outcome of our collective bargaining negotiations cannot presently be determined and the terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. The need for workforce reductions and wage and benefit concessions in the current adverse economic environment may have an adverse effect on our labor relations and employee morale. In addition, if we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. Our business, results of operations and financial condition may be materially adversely affected based on the outcome of our negotiations with the union representing our flight attendants.
We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. All of our aircraft are leased, and in 2011 and 2010 we paid the lessors rent of $116.6 million and $103.4 million, respectively, and maintenance deposits net of reimbursements of $38.3 million and $35.7 million, respectively. As of December 31, 2011, we had future operating lease obligations of approximately $1.2 billion. In addition, we have significant obligations for aircraft and spare engines that that we have ordered from Airbus and International Aero Engines AG, or IAE, (or any other engine manufacturer for future deliveries) for delivery over the next ten years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance and cash flow, which will in turn depend on, among other things, the success of our current business strategy, whether fuel prices continue at current price levels and/or further increase or decrease, further weakening or improving in the U.S. economy, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:

•
require a substantial portion of cash flow from operations for operating lease and maintenance deposit payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to make required pre-delivery deposit payment, or PDPs, including those payable to Airbus or IAE for our aircraft and spare engines on order;

•	limit our ability to obtain additional financing to support our expansion plans and for working capital and other purposes on acceptable terms or at all;

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
As of December 31, 2011, we had access to lines of credit from two counterparties to our jet fuel derivatives and our purchase credit card issuer aggregating $16.6 million. These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
Our ability to obtain financing or access capital markets may be limited.
We have significant obligations for aircraft and spare engines that we have ordered from Airbus and IAE (or any other engine manufacturer for future deliveries) over the next ten years and we will need to finance these purchases. We may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of PDPs, or for other working capital. Factors that affect our ability to raise financing or access the capital markets include market conditions in the airline industry, economic conditions, the level and volatility of our earnings, our relative competitive position in the markets in which we operate, our ability to retain key personnel, our operating cash flows, and legal and regulatory developments. Regardless of our creditworthiness, at times the market for aircraft purchase or lease financing has been very constrained due to such factors as the general state of the capital markets and the financial position of the major providers of commercial aircraft financing.
Our liquidity and general level of capital resources impact our ability to hedge our fuel requirements.
As of December 31, 2011, we had fuel hedges using U.S. Gulf Coast jet fuel collars in place for approximately 40% of our estimated fuel consumption for the first quarter 2012. While we intend to hedge a portion of our future fuel requirements, there can be no assurance that, at any given time, we will be able to enter into fuel hedge contracts. In the past we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited, because we set the price of tickets in advance of knowing our fuel costs at the time the tickets are flown. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 12.7 hours, 12.8 hours and 13.0 hours for 2011, 2010 and 2009, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports, so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. The majority of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2011, the average age of our aircraft was approximately 4.5 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes will occur at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of our lease agreements require us to pay supplemental rent, also known as maintenance reserves, to be paid to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase as a percentage of our revenue over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials and Repair Costs and Heavy Maintenance Amortization” and “—Maintenance Reserves.”
Our lack of marketing alliances could harm our business.
Many airlines, including the domestic traditional network airlines (American, Delta, United and US Airways) have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as OneWorld, SkyTeam and Star Alliance, generally provide for code-sharing, frequent flier program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any alliances with U.S. or foreign airlines. Our lack of marketing alliances puts us at a competitive disadvantage to traditional network carriers, whose ability to attract passengers through more widespread alliances, particularly on international routes, and may have a material adverse effect on our passenger traffic, business, results of operations and financial condition.
We are subject to extensive and increasing regulation by the Federal Aviation Administration, the Department of Transportation, and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.
Airlines are subject to extensive and increasing regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT finalized rules, effective on April 29, 2010, requiring new procedures for customer handling during long onboard tarmac delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, a second set of DOT final rules, most of which became effective beginning in late August 2011, addresses, among other things, concerns about how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft, including requirements for disclosure of base fares plus a set of regulatorily dictated options and limits on cancellations and change fees. The DOT has extended the effective date for certain of these rules that are the subject of current litigation (in which we are a party) to January 24, 2012. On January 24, 2012 we became fully compliant with the new DOT rules. Failure to remain in full compliance with these rules may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material effect on our business. Further, the DOT has a pending notice of proposed rulemaking addressing additional accommodations required for passengers with certain disabilities and on December 21, 2011 announced a new final rule related to flight crew duty and rest requirements. We cannot assure you that compliance with these new rules will not have a material adverse effect on our business.
On August 3, 2010, the Airline Baggage Transparency and Accountability Act was introduced in the United States Senate. This legislation, if enacted, would increase disclosure regarding fees for airline ticket sales, impose federal taxes on charges for carry-on and checked baggage, authorize the DOT’s Aviation Consumer Protection Division to oversee lost and stolen baggage claims, and require data collection and the public release of collected data concerning airline handling of lost, damaged and stolen luggage. More recently, the United States Senate passed an amendment to the FAA reauthorization bill that, if enacted, would impose federal taxes at a rate of 7.5% on charges for carry-on baggage. If the Airline Baggage Transparency and Accountability Act, the Senate amendment to the FAA reauthorization bill or similar legislation were to be enacted, it is uncertain what effect it would have on our results of operations and financial condition.
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
International routes are regulated by treaties and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by our ability to obtain the necessary certificates to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals and restrictions on competitive practices. We are subject to numerous foreign regulations based on the large number of countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed. Please see “Business—Government Regulation.”
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
Our target growth markets in the Caribbean and Latin America include countries with less developed economies that may be vulnerable to unstable economic and political conditions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our ability to implement our growth strategy.
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
We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting system, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our reservation system fails or experiences interruptions, and we are unable to book seats for any period of time, we could lose a significant amount of revenue as customers book seats on competing airlines. We have experienced short duration reservation system outages from time to time and may experience similar outages in the future. For example, in November 2010, we experienced a significant service outage with our third-party reservation service provider on the day before Thanksgiving, one of the industry’s busiest travel days. We also rely on third-party service providers of our other automated systems for technical support, system maintenance and software upgrades. If our automated systems are not functioning or if the current providers were to fail to adequately provide technical support or timely software upgrades for any one of our key existing systems, we could experience service disruptions, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems’ vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all and any transition time to a new system may be significant.
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
In the processing of our customer transactions, we receive, process, transmit and store a large volume of identifiable personal data, including financial data such as credit card information. This data is increasingly subject to legislation and regulation, typically intended to protect the privacy of personal data that is collected, processed and transmitted. More generally, we rely on consumer confidence in the security of our system, including our website on which we sell the majority of our tickets. Our business, results of operations and financial condition could be adversely affected if we are unable to comply with existing privacy obligations or legislation or regulations are expanded to require changes in our business practices.
We may not be able to maintain or grow our non-ticket revenues.
Our business strategy includes expanding our portfolio of ancillary products and services. There can be no assurance that passengers will pay for additional ancillary products and services or that passengers will continue to choose to pay for the ancillary products and services we currently offer. Further, regulatory initiatives could adversely affect ancillary revenue opportunities. Failure to maintain our non-ticket revenues would have a material adverse effect on our results of operations and financial condition. Furthermore, if we are unable to maintain and grow our non-ticket revenues, we may not be able to execute our strategy to continue to lower base fares in order to stimulate demand for air travel. Please see “—Restrictions on or increased taxes applicable to fees or other charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.”
Our inability to expand or operate reliably or efficiently out of Fort Lauderdale–Hollywood International Airport, an airport on which we are highly dependent, could harm our business, results of operations and financial condition.
We are highly dependent on markets served from South Florida, where we maintain a large presence with, approximately 27% of our daily flights departing from Fort Lauderdale—Hollywood International Airport, or FLL Airport, for 2011. We operate out of the only international terminal at FLL Airport, Terminal 4. FLL Airport is in the process of a renovation project, which includes the expansion of Terminal 4. The airport expansion would allow us to increase the number of routes we serve from FLL Airport (although the expansion could also increase the number of routes our competitors serve from FLL Airport). If the airport expansion does not occur or is delayed, however, our expansion strategy out of FLL Airport may be impeded. In addition, FLL Airport presently has relatively low costs and there is no guarantee that the fees and other costs related to operating out of FLL Airport will not increase. Our results of operations could be harmed by an increase in fees charged by the airport, in particular, with respect to the increase in fees expected to be charged following the airport expansion. If we are unable to operate reliably or efficiently from FLL Airport, we may need to move our South Florida operations to a smaller or more expensive area airport.
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
As of December 31, 2011, we purchased all of our aircraft fuel under a single fuel service contract with World Fuel Services Corporation. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
Our reputation and business could be adversely affected in the event of an emergency, accident or similar incident involving our aircraft.
We are exposed to potential significant losses in the event that any of our aircraft is subject to an emergency, accident, terrorist incident or other similar incident, and significant costs related to passenger claims, repairs or replacement of a damaged aircraft and its temporary or permanent loss from service. There can be no assurance that we will not be affected by such events or that the amount of our insurance coverage will be adequate in the event such circumstances arise and any such event could cause a substantial increase in our insurance premiums. Please see “—Increases in insurance costs or significant reductions in coverage could have a material adverse effect on our business, financial condition and results of operations.” In addition, any future aircraft emergency, accident or similar incident, even if fully covered by insurance or even if it does not involve our airline, may create a public perception that our airline or the equipment we fly is less safe or reliable than other transportation alternatives, which could have an adverse impact on our reputation and could have a material adverse effect on our business, results of operations and financial condition.
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
One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE. We currently intend to continue to rely exclusively on these aircraft and engine manufacturers for the foreseeable future. If Airbus or IAE (or any other engine manufacturer for future deliveries) becomes unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft or components that we operate were discovered that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. The use of our aircraft could be suspended or restricted by regulatory authorities in the event of any actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.
Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the South Florida, Caribbean, Latin American or Northeast U.S. markets could harm our business, results of operations and financial condition.
A significant portion of our operations are conducted to and from the South Florida, Caribbean, Latin American or Northeast U.S. markets. Our business, results of operations and financial condition could be harmed if we lost our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, negative public perception of these destinations, unfavorable weather conditions, or terrorist related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. Many of the countries we serve are experiencing either economic slowdowns or recessions, which may translate into a weakening of demand and could harm our business, results of operations and financial condition.
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
We have obtained third-party war risk insurance, which insures against some risks of terrorism, through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. If the special program administered by the FAA is not continued, or if the government discontinues this coverage for any reason, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain adequate war risk insurance. The FAA war risk hull and liability insurance policy is effective from October 1, 2011 through September 30, 2012.
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
We rely on our private equity sponsors.
We have in recent years depended on our relationships with Indigo and Oaktree Capital Management, L.P., or Oaktree, our private equity sponsors, to help guide our business plan. These two private equity firms have significant expertise in financial matters generally and, in the case of Indigo, the low-cost airline industry in particular. This expertise has been available to us through the representatives these firms have had on our board of directors and through a Professional Services Agreement with Indigo that was terminated upon the completion of the IPO.
As of December 1, 2011, investment funds managed by our private equity sponsors, Indigo and Oaktree, owned, in the aggregate, approximately 71.7% of our common stock. However, as a result of (1) stock distributions of shares of our common stock effected in December 2011 by Indigo and Oaktree to their respective fund investors, and (2) the completion of an underwritten offering of our common stock on January 25, 2012, pursuant to which certain stockholders, including Indigo and Oaktree, sold 12,650,000 shares, as of January 25, 2012, Indigo and Oaktree beneficially owned only approximately 34.6% of our common stock. Our private equity sponsors may elect to further reduce their ownership in our company or reduce their involvement on our board of directors, which could reduce or eliminate the benefits we have historically achieved through our relationships with them.
Ownership by our principal stockholders could adversely affect our other stockholders.
As of February 10, 2012, Indigo and Oaktree beneficially owned approximately 37.1% of our outstanding voting common stock. As a result of their ownership positions, Oaktree and Indigo are able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. This concentrated ownership may limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. For example, this concentration of ownership could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We will be required to assess our internal control over financial reporting on an annual basis and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on the market price of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, and beginning with our Annual Report on Form 10-K for the year ending December 31, 2012, our management will be required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. We are currently in the process of reviewing, documenting and testing our internal control over financial reporting. We may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. A material weakness was noted in our past internal controls related to our accounting for manufacturers’ credits, primarily in 2006 before our current management team was in place. During our 2010 year-end close, a separate material weakness was noted in our internal controls related to the accounting for our travel voucher liability. This material weakness had no impact on our financial statements for periods prior to the second quarter of 2010. We believe we have remediated these weaknesses and have taken steps to improve our internal controls and procedures. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NASDAQ Global Select Market, regulatory investigations, civil or criminal sanctions and class action litigation.
The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	announcements concerning our competitors, the airline industry or the economy in general;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	media reports and publications about the safety of our aircraft or the aircraft type we operate;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	changes in the price of aircraft fuel;

•	announcements concerning the availability of the type of aircraft we use;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;

•	sales of our common stock or other actions by investors with significant shareholdings, including sales by our controlling stockholders;

•	trading strategies related to changes in fuel or oil prices; and

•	general market, political and economic conditions.
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
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our stock price and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.
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

The value of our common stock may be adversely affected by additional issuances of common stock or preferred stock by us or sales by our principal stockholders.
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. Indigo and Oaktree (or their respective designees) hold approximately 25.1 million shares of our voting common stock or 37.1% of our voting common stock outstanding and 34.6% of the total outstanding equity interests in our company as of February 10, 2012, and are entitled to rights with respect to registration of such shares under the Securities Act. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.
Our corporate charter and bylaws include provisions limiting voting by non-U.S. citizens and and specifying an exclusive forum for stockholder disputes.
To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our amended and restated certificate of incorporation and amended and restated bylaws restrict voting of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law currently require that no more than 25% of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, and that our president and at least two-thirds of the members of our board of directors and senior management be U.S. citizens. Our amended and restated bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a suspension of their voting rights in the event that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law.
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
As of February 10, 2012, based on the shares registered on the foreign stock record, non-U.S. citizens own, in the aggregate, 16.0 million shares of voting common stock (approximately 23.7% of our voting common stock outstanding and approximately 22.1% of the total outstanding equity interests in our company) and an additional 4.8 million shares of non-voting common stock (representing an aggregate of approximately 6.7% of the total outstanding equity interests in our company). The holders of non-voting common stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
Our amended and restated certificate of incorporation also specifies that the Court of Chancery of the State of Delaware shall be the exclusive forum for substantially all disputes between us and our stockholders.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
The Company operated a total of 37 aircraft, all of which are under operating leases, as of December 31, 2011.
The following table details information on the 37 aircraft in the Company’s fleet as of December 31, 2011:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft
A319	145	5.5	26
A320	178	1.0	9
A321	218	6.4	2
		4.5	37
As of December 31, 2011, firm aircraft orders with Airbus consisted of 106 A320 family aircraft (61 of the existing aircraft model and 45 A320 NEOs). Aircraft are scheduled for delivery in the period of 2012 through 2021, as illustrated in the table below.

	Number of Aircraft at Year-End *
Aircraft Type	2012	2013	2014	2015	2016	2017	2018	2019	2020	2021
A319	26	26	26	26	26	17	8	2	—	—
A320	16	23	30	40	50	63	68	68	68	68
A320 NEO	—	—	—	—	—	—	6	19	32	45
A321	2	2	2	2	2	—	—	—	—	—
Total Aircraft	44	51	58	68	78	80	82	89	100	113
* Table reflects deliveries net of contractual lease returns. Actual fleet count may differ depending on future fleet decisions, including actual lease retirements.
We also have a contractual purchase commitment for five spare V2500 IAE International Aero Engines AG engines scheduled for delivery in from 2012 through 2018.
Ground Facilities
We lease all of our facilities at each of the airports we serve. Our leases for our terminal passenger service facilities, which include ticket counter and gate space, operations support area and baggage service office, generally have a term ranging from month-to-month to 21 years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We also have entered into use agreements at many of the airports we serve that provide for the non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.
We operate primarily out of the international terminal, Terminal 4, at FLL Airport, with occasional use of a gate in Terminal 3. We currently use up to ten gates at Terminal 4. We have preferential access to seven of the Terminal 4 gates, common use access to the remaining three Terminal 4 gates, and common use access to Terminal 3 gates. FLL Airport is planning a Terminal 4 concourse replacement and expansion project, which would expand the number of gates at Terminal 4 to 14. This Terminal 4 concourse expansion would allow us to increase the number of routes we serve from FLL Airport. While FLL Airport does not presently have a curfew on flight operations, the U.S. Customs and Border Protection, or CBP, currently requires international flights to arrive after 5:00 a.m. and by 11:00 p.m. Accordingly, our flight planning for incoming flights from international departure points that do not pre-screen U.S.-bound passengers must accommodate these hours of operation. Take-off and landing slots are not regulated at FLL Airport.

In 2010, in an effort to gain efficiencies, we relocated all of our maintenance operations in Detroit, Michigan to Fort Lauderdale, Florida. The restructuring included the closure of facilities in Detroit, relocation of equipment and tools, and the relocation of a portion of the former Detroit workforce. Our maintenance facilities are currently located in a leased facility at FLL Airport under a lease that expires in January 2015.
Our principal executive offices and headquarters are located in a leased facility at 2800 Executive Way, Miramar, Florida 33025, consisting of approximately 56,000 square feet. The lease for this facility expires in January 2015. We also have a training center located in a leased facility at 1100 Lee Wagener Boulevard, Fort Lauderdale, Florida 33315, consisting of approximately 10,000 square feet, under a lease that expires in January 2015.
ITEM 3.    LEGAL PROCEEDINGS
We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We currently believe that the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations.
In June 2011, we and a competitor, Allegiant Travel Services, LLC (“Allegiant,” and together with us, “Petitioners”), filed petitions of appeal in the U.S. Court of Appeals for the D.C. Circuit, requesting relief from certain aspects of a new rule adopted by the DOT, which rule is known as Enhancing Airline Passenger Protections Final Rule (“EAPP-2”). The petitions, filed by us on June 15, 2011 and by Allegiant on June 16, 2011, have been consolidated. The aspects of EAPP-2 that we and Allegiant have challenged include (i) a requirement to quote fares inclusive of government taxes and fees, rather than quoting such taxes and fees separately from the base fare, (ii) a requirement that travel reservations be held at the quoted fare without payment, or canceled without penalty, for at least 24 hours after the reservation is made if the reservation is made one week or more prior to a flight’s departure, (iii) a prohibition on post-purchase price increases for products and services not purchased at the time of the initial booking, (iv) a requirement to deliver to passengers a list of all baggage allowances and pricing on any e-ticket or other electronic confirmation (despite already providing this information at the time of booking), and (v) a requirement to provide notice to passengers of flight schedule changes within 30 minutes after a carrier knows, or should have known, about such change. We consider these aspects of the EAPP-2 to present a risk of stifling competition and of significantly increasing prices in the airline industry, and we intend to pursue our appeal vigorously.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of our common stock
Our common stock has been listed and traded on the NASDAQ Global Select Market under the symbol SAVE since May 26, 2011 when our IPO priced at $12.00 per share. Prior to that time, there was no public market for our common stock. The following table shows, for the periods indicated, the high and low per share sales prices for our common stock on the NASDAQ Global Select Market.

Fiscal year ending December 31, 2011	High	Low
Second Quarter (from May 26, 2011)	$12.33	$11.11
Third Quarter	14.43	10.18
Fourth Quarter	17.48	11.45
As of February 10, 2012, there were approximately 77 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
The information under the caption “Equity Compensation Plan Information” in Part III, Item 12 of this Annual Report on Form 10-K is incorporated herein by reference.
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant.
Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2011. All stock repurchases during this period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy minimum withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs.
October 1-31, 2011	—	N/A	—	—
November 1-30, 2011	—	N/A	—	—
December 1-31, 2011	8,215	$15.70	—	—
Total	8,215	$15.70	—	—
During the first three quarters of 2011, we repurchased and retired 72,114 shares for a total of $0.8 million. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements. We did not make any open market stock repurchases during the fourth quarter of 2011.

Use of Proceeds from the Sale of Registered Securities
On May 25, 2011, the SEC declared effective our registration statement on Form S-1 (File No. 333-169474), as amended, filed in connection with the IPO. Pursuant to the registration statement, we registered the offer and sale of 17,940,000 shares of our common stock at a public offering price of $12.00 per share, consisting of the sale by us of 15,600,000 shares of common stock for an aggregate offering price of $187.2 million and the sale of up to an additional 2,340,000 shares of common stock by selling stockholders pursuant to the underwriters' over-allotment option. We sold and issued 15,600,000 shares of our common stock for an aggregate offering price of $187.2 million, and the selling stockholders sold on June 29, 2011 256,513 shares of common stock pursuant to the underwriters' over-allotment option, for an aggregate offering price of approximately $3.1 million. We did not receive any proceeds from the sale of shares sold by the selling stockholders. The overallotment option has expired. The joint book-running managing underwriters of the IPO were Citigroup Global Markets Inc. and Morgan Stanley & Co. Incorporated. After deducting underwriting discounts, commissions and offering expenses paid or payable by us of approximately $16.4 million, the net proceeds to us from the IPO were approximately $170.8 million. No offering expenses were paid, directly or indirectly, to our directors or officers, to persons owning ten percent or more of any class of our equity securities or to any of our affiliates.
The net proceeds from the IPO have been invested in high quality, short-term money market accounts. There has been no material change in the expected use of the remaining net proceeds from the IPO as described in our registration statement on Form S-1.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index for the period beginning on May 26, 2011 (the date our common stock was first traded) and ending on the last day of 2011. The graph assumes an investment of $100 in our stock and the two indices, respectively, on May 26, 2011, and further assumes the reinvestment of all dividends. The May 26, 2011 stock price used for our stock is the initial public offering price. Stock price performance, presented for the period from May 26, 2011 to December 31, 2011, is not necessarily indicative of future results.

SAVE
NASDAQ Composite Index
NYSE ARCA Airline
200
150
100
50
0
5/26/2011
12/31/2011

	5/26/2011	12/31/2011
SAVE	$100.00	$130.00
NASDAQ Composite Index	$100.00	$93.61
NYSE ARCA Airline Index	$100.00	$75.49

ITEM 6.    SELECTED FINANCIAL DATA
You should read the following selected historical financial and operating data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements, related notes and other financial information included in this annual report. The selected financial data in this section are not intended to replace the financial statements and are qualified in their entirety by the financial statements and related notes included in this annual report.
We derived the selected statements of operations data for the years ended December 31, 2011, 2010 and 2009 and the balance sheet data as of December 31, 2011 and 2010 from our audited financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2008 and 2007 and the balance sheet data as of December 31, 2007, 2008 and 2009 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2011	2010 (1)	2009	2008	2007
	(in thousands except share and per share data)
Operating revenues:
Passenger	$689,650	$537,969	$536,181	$657,448	$686,447
Non-ticket	381,536	243,296	163,856	129,809	76,432
Total operating revenue	1,071,186	781,265	700,037	787,257	762,879
Operating expenses:
Aircraft fuel (2)	388,046	248,206	181,107	299,094	251,230
Salaries, wages and benefits	181,742	156,443	135,420	147,015	146,626
Aircraft rent	116,485	101,345	89,974	105,605	119,686
Landing fees and other rents	52,794	48,118	42,061	43,331	42,441
Distribution	51,349	41,179	34,067	37,816	36,315
Maintenance, materials and repairs	35,553	28,189	27,536	24,237	23,448
Depreciation and amortization	7,760	5,620	4,924	4,236	5,401
Other operating	89,636	82,594	72,921	85,608	105,503
Loss on disposal of assets	255	77	1,010	4,122	94
Special charges (3)	3,184	621	(392)	17,902	142
Total operating expenses	926,804	712,392	588,628	768,966	730,886
Operating income	144,382	68,873	111,409	18,291	31,993
Other expense (income):
Interest expense (4)	24,781	50,313	46,892	40,245	38,163
Capitalized interest (5)	(2,890)	(1,491)	(951)	(166)	(1,755)
Interest income	(575)	(328)	(345)	(1,976)	(5,951)
Gain on extinguishment of debt (6)	—	—	(19,711)	(53,673)	—
Other expense	235	194	298	214	130
Total other expense (income)	21,551	48,688	26,183	(15,356)	30,587
Income before income taxes	122,831	20,185	85,226	33,647	1,406
Provision (benefit) for income taxes (7)	46,383	(52,296)	1,533	388	44
Net income	$76,448	$72,481	$83,693	$33,259	$1,362
Earnings Per Share:
Basic	$1.44	$2.77	$3.23	$1.29	$0.05
Diluted	$1.43	$2.72	$3.18	$1.29	$0.05
Weighted average shares outstanding:
Basic	53,240,898	26,183,772	25,910,766	25,780,070	25,746,445
Diluted	53,515,348	26,689,855	26,315,121	25,879,860	25,861,095

(1)
We estimate that the 2010 pilot strike had a net negative impact on our operating income for 2010 of approximately $24 million consisting of an estimated $28 million in lost revenues and approximately $4 million of incremental costs resulting from the strike, offset in part by a reduction of variable expenses during the strike of approximately $8 million for flights not flown. Additionally, under the terms of the pilot contract, we also paid $2.3 million in return-to-work payments during the second quarter, which are not included in the strike impact costs described above.

(2)	Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil,

(ii) settlement gains and losses and (iii) unrealized mark-to-market gains and losses associated with fuel hedge contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2011	2010	2009	2008 (*)	2007
	(in thousands)
Into-plane fuel cost	$392,278	$251,754	$181,806	$359,097	$265,226
Settlement (gains) losses	(7,436)	(1,483)	750	(69,876)	(3,714)
Unrealized mark-to-market (gains) losses	3,204	(2,065)	(1,449)	9,873	(10,282)
Aircraft Fuel	$388,046	$248,206	$181,107	$299,094	$251,230

(*)
In July 2008, we monetized all of our fuel hedge contracts, which included hedges that had scheduled settlement dates during the remainder of 2008 and in 2009. We recognized a gain of $37.8 million representing cash received upon monetization of these contracts, of which a gain of $14.2 million related to 2009 fuel hedge positions on these contracts.

(3)
Special charges include: (i) for 2007, amounts relating to the accelerated retirement of our MD-80 fleet; (ii) for 2008 and 2009, amounts relating to the early termination in mid-2008 of leases for seven Airbus A319 aircraft, a related reduction in workforce and the exit facility costs associated with returning planes to lessors in 2008; (iii) for 2009 and 2010, amounts relating to the sale of previously expensed MD-80 parts; (iv) for 2010 and 2011 amounts relating to exit facility costs associated with moving our Detroit, Michigan maintenance operations to Fort Lauderdale, Florida; and (v) termination costs in connection with the IPO during the three months ended June 30, 2011 comprised of amounts paid to Indigo Partners, LLC to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes. Special charges for 2011 also include legal, accounting, printing, and filing fees connected with the secondary offering which was consummated on January 25, 2012. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges.”

(4)
Substantially all of the interest expense recorded in 2007, 2008, 2009, 2010 and 2011 relates to notes and preferred stock held by our principal stockholders that were repaid or redeemed, or exchanged for shares of common stock, in connection with the 2011 Recapitalization.

(5)
Interest attributable to funds used to finance the acquisition of new aircraft, including PDPs is capitalized as an additional cost of the related asset. Interest is capitalized at the weighted average implicit lease rate of our aircraft.

(6)
Gain on extinguishment of debt represents the recognition of contingencies provided for in our 2006 recapitalization agreements, which provided for the cancellation of shares of Class A preferred stock and reduction of the liquidation preference of the remaining Class A preferred stock and associated accrued but unpaid dividends based on the outcome of the contingencies.

(7)
Net income for 2010 includes a $52.3 million net tax benefit primarily due to the release of a valuation allowance resulting in a deferred tax benefit of $52.8 million in 2010. Absent the release of the valuation allowance and corresponding tax benefit, our net income would have been $19.7 million for 2010. Pursuant to the Tax Receivable Agreement, we distributed to the Pre-IPO Stockholders the right to receive a pro rata share of the future payments to be made under such agreement. These future payments to the Pre-IPO Stockholders (estimated as of December 31, 2011 to be approximately $36.5 million) will be in an amount equal to 90% of the cash savings in federal income tax realized by us by virtue of our future use of the federal net operating loss, deferred interest deductions and certain tax credits held by us as of March 31, 2011. Please see "Notes to Financial Statements- 20. Initial Public Offering and Tax Receivable Agreement".

The following table presents balance sheet data for the periods presented.

	As of December 31,
	2011	2010	2009	2008	2007
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$343,328	$82,714	$86,147	$16,229	$54,603
Total assets	745,813	475,757	327,866	240,009	257,382
Long-term debt, including current portion	—	260,827	242,232	214,480	180,784
Mandatorily redeemable preferred stock	—	79,717	75,110	89,685	138,777
Stockholders' equity (deficit)	466,706	(105,077)	(178,127)	(261,890)	(295,154)

OPERATING STATISTICS

	Year Ended December 31,
	2011	2010	2009	2008	2007
Operating Statistics (unaudited) (A)
Average aircraft	34.8	30.5	28.0	32.8	35.9
Aircraft at end of period	37	32	28	28	36
Airports served in the period	48	39	43	45	40
Average daily Aircraft utilization (hours)	12.7	12.8	13.0	12.6	11.5
Average stage length (miles)	921	941	931	925	956
Block hours	161,898	141,864	133,227	150,827	150,644
Passenger flight segments (thousands)	8,518	6,952	6,325	6,976	6,974
Revenue passenger miles (RPMs) (thousands)	8,006,748	6,664,395	6,039,064	6,599,809	6,850,565
Available seat miles (ASMs) (thousands)	9,352,553	8,119,923	7,485,141	8,262,230	8,461,861
Load factor (%)	85.6	82.1	80.7	79.9	81.0
Average ticket revenue per passenger flight segment ($)	80.97	77.39	84.77	94.24	98.44
Average non-ticket revenue per passenger flight segment ($)	44.79	35.00	25.91	18.61	10.96
Total revenue per passenger segment ($)	125.76	112.39	110.68	112.85	109.40
Average yield (cents)	13.38	11.72	11.59	11.93	11.14
RASM (cents)	11.45	9.62	9.35	9.53	9.02
CASM (cents)	9.91	8.77	7.86	9.31	8.64
Adjusted CASM (cents) (B)	9.84	8.79	7.89	8.97	8.76
Adjusted CASM ex fuel (cents) (B)	5.72	5.71	5.45	5.47	5.67
Fuel gallons consumed (thousands)	121,030	106,628	98,422	109,562	113,842
Average economic fuel cost per gallon ($)	3.18	2.35	1.85	2.64	2.30

(A)	See “Glossary of Airline Terms” elsewhere in this annual report for definitions of terms used in this table.

(B)
Excludes restructuring and termination costs of $0.1 million (less than 0.01 cents per ASM) in 2007 and $17.9 million (0.22 cents per ASM) in 2008; and credits of $0.4 million (less than 0.01 cents per ASM) in 2009, and $0.6 million (less than 0.01 cents per ASM) in 2010, and $3.2 million (0.03 cents per ASM) in 2011. These amounts are excluded from all calculations of Adjusted CASM provided in this prospectus. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special charges” Also excludes unrealized mark-to-market, or MTM, (gains) and losses of $(10.3) million ((0.12) cents per ASM) in 2007, $9.9 million (0.12 cents per ASM) in 2008, $(1.4) million ((0.02) cents per ASM) in 2009 and $(2.1) million ((0.03) cents per ASM) in 2010, and $3.2 million (0.03 cents per ASM) in 2011. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms used in this annual report:
“Adjusted CASM” means operating expenses, excluding restructuring charges and mark-to-market gains or losses, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses less aircraft fuel expense and excluding restructuring charges and mark-to-market gains or losses, divided by ASMs.
“AFA-CWA” means the Association of Flight Attendants-CWA.
“Air traffic liability” or “ATL” means the value of tickets sold in advance of travel.
“ALPA” means the Airline Pilots Association, International.
“ASIF” means an Aviation Security Infrastructure Fee assessed by the TSA on each airline.
“Available seat miles” or “ASMs” means the number of seats available for passengers multiplied by the number of miles the seats are flown.
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
“CASM” or “unit costs” means operating expenses divided by ASMs.

“CBA” means a collective bargaining agreement.

“CBP” means United States Customs and Border Protection.

“DOT” means the United States Department of Transportation.

“EPA” means the United States Environmental Protection Agency.

“FAA” means the United States Federal Aviation Administration.
“FCC” means the United States Federal Communications Commission.
“FLL Airport” means the Fort Lauderdale-Hollywood International Airport.
“GDS” means Global Distribution System (e.g., Amadeus, Galileo, Sabre and Worldspan).
“Into-plane fuel cost per gallon” means into-plane fuel expense divided by number of fuel gallons consumed.
“Into-plane fuel expense” represents the cost of jet fuel and certain other charges such as fuel taxes and oil.
“Load factor” means the percentage of aircraft seats actually occupied on a flight (RPMs divided by ASMs).

“NMB” means the National Mediation Board.
“Operating revenue per ASM,” “RASM” or “unit revenue” means operating revenue divided by ASMs.
“OTA” means Online Travel Agent (e.g., Orbitz and Travelocity).
“Passenger flight segments” means the total number of passengers flown on all flight segments.
“PDP” means pre-delivery deposit payment.
“Revenue passenger miles” or “RPMs” means the number of miles flown by passengers.
“RLA” means the United States Railway Labor Act.
“TWU” means the Transport Workers Union of America.
“TSA” means the United States Transportation Security Administration.
“ULCC” means “ultra low-cost carrier.”
“VFR” means visiting friends and relatives.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report.
Overview
We have been profitable for the last five years since we implemented our ULCC business model in 2007. Spirit Airlines is an ultra low-cost, low-fare airline based in Fort Lauderdale, Florida that provides affordable travel opportunities principally to and from South Florida, the Caribbean and Latin America. Our targeted growth markets have historically been underserved by low-cost carriers, which we believe provides us sustainable expansion opportunities. Our ULCC business model allows us to offer a low-priced basic service combined with a range of optional services for additional fees, targeting price-sensitive travelers. Notwithstanding the recent volatility in the cost of jet fuel and the severe economic recession, we have been able to maintain relatively stable unit revenue while maintaining a low-cost structure. For 2011, we had total operating revenues of $1,071.2 million, operating income of $144.4 million and net income of $76.4 million. As of December 31, 2011, we served 48 airports.
We have reduced our unit operating costs significantly since redefining Spirit as a ULCC in 2007. As a result, our operating cost structure is among the lowest in the Americas, enabling us to offer very low fares in the markets we serve while delivering operating profitability. Key elements of our low-cost structure include our efficient asset utilization, operation of an all Airbus single-aisle fleet with high-density seating configurations, employee productivity, rigorous cost control and use of scalable outsourced services. Furthermore, our modern fleet and aircraft seat configuration enable us to operate as one of the most fuel-efficient U.S. jet airline operators on a fuel burn per seat per hour basis. We have demonstrated the ability to implement our ULCC business model and to adjust our capacity and routes in response to changing market conditions as part of our focus on achieving consistent route profitability.
Our ULCC business model allows us to compete principally through offering low base fares. For 2011, 2010 and 2009 our average base fare was approximately $81, $77 and $85 respectively, and we have offered promotional base fares of $9 or less. Since 2008 and 2007, when our average base fare was approximately $94 and $98 we have unbundled components of our air travel service that have traditionally been included in base fares, such as baggage and advance seat selection, and offer them as optional, ancillary services for additional fees (which we record in our financial statements as non-ticket revenue) as part of a strategy to enable our passengers to identify, select and pay for the services they want to use. While many domestic airlines have also adopted some aspects of our unbundled pricing strategy, unlike us, they generally have not made a corresponding reduction in base fares.
We have lowered our base fares significantly since initiating our unbundling strategy in 2007, with the goal of stimulating additional passenger demand in the markets we serve. We plan to continue to use low fares to stimulate demand, a strategy that generates additional non-ticket revenue opportunities and, in turn, allows us to further lower base fares and stimulate demand even further. This unbundling and low base fare strategy is designed to support profitable growth. For 2011, our operating income margin was 13.5%, an increase over 2010 when our operating income margin was 8.8%, highlighting the effects of increased fuel prices of 2010 and our June 2010 pilot strike. In 2009, our operating income margin of 15.9% was among the highest in the U.S. airline industry.
As part of our low-cost strategy, we may incur costs that are recovered through fees charged to our customers. When this occurs, our CASM may increase but without materially adversely affecting our results of operations due to the related revenue. In addition, our CASM will generally increase and decrease inversely to our average stage length due to some operating costs, such as airport facilities and landing fees, being fixed regardless of the stage length and related revenue. In turn, our average stage length will vary with the routes we elect to fly and has been shortened in 2011 compared to prior years as we have added service on a number of domestic routes with shorter stage lengths, resulting in upward pressure on CASM. Our fare pricing strategy is designed to take into account the costs incurred on each particular route.
June 2010 Pilot Strike
On May 13, 2010, the NMB released us and the pilots’ union from mandatory supervised mediation, which commenced a 30-day “cooling off” period as provided in the RLA. On June 12, 2010, following several negotiation sessions with the pilots’ union during the cooling off period that did not result in an agreement, our pilots declared a strike, and we were forced to suspend all flight operations. The parties reached a tentative agreement on June 16, 2010 under a Return to Work Agreement and a full flight schedule was resumed on June 18, 2010. On July 23, 2010, the pilots ratified a five-year collective bargaining agreement that became effective on August 1, 2010.

The results of operations for 2010 were materially adversely affected by the pilot strike. The pilot strike resulted in reduced bookings in the period leading up to the strike as our customers became aware of the impending end of the cooling off period, and lost revenues while flight operations were shut down and while we recovered from the strike. We also experienced additional expenses related to the strike, including costs to reaccommodate passengers, offset by reduced variable expenses, such as reduced fuel consumption and employee costs for flights not operated. We estimate that the strike had a net negative impact on our operating income for 2010 of approximately $24 million, consisting of an estimated $28 million in lost revenues and approximately $4 million of incremental costs resulting from the strike, offset in part by a reduction of variable expenses during the strike of approximately $8 million for flights not flown. The strike resulted in a reduction of approximately 145.8 million ASMs from our scheduled flying that was suspended during the five-day strike period. Additionally, under the terms of the pilot contract, we also paid $2.3 million in return-to-work payments during the second quarter of 2010, which are not included in the strike impact costs described above.
The agreement with our pilots increased our pilot labor costs by approximately 11% in 2011 compared to the estimated cost of the previous collective bargaining agreement and includes additional pay rate increases and modified work rules, which will increase the productivity of our pilots. We believe the five-year term is valuable in providing stability to our labor costs, and that the other terms will also provide us with competitive pilot labor costs compared to other U.S.-based low-cost carriers.
June 2011 IPO
On June 1, 2011, we completed our initial public offering of common stock, or IPO, which raised net proceeds of $150.0 million after repayment of debt, payment of transaction expenses and other fees. In connection with the IPO, we effected a recapitalization, which we refer to as the 2011 Recapitalization, that resulted in the repayment or conversion of all of our notes and shares of preferred stock into shares of common stock.
Our Operating Revenues
Our operating revenues are comprised of passenger revenues and non-ticket revenues.
Passenger Revenues. Passenger revenues consist of the base fares that customers pay for air travel.
Non-ticket Revenues. Non-ticket revenues are generated from air travel-related fees paid by the ticketed passenger for baggage, bookings through our distribution channels, advance seat selection, itinerary changes, hotel travel packages, and loyalty programs such as our FREE SPIRIT affinity credit card program and $9 Fare Club. Non-ticket revenues also include revenues derived from services not directly related to providing transportation such as the sale of advertising to third parties on our website and on board our aircraft.
Substantially all of our revenues are denominated in U.S. dollars. Passenger revenues are recognized once the related flight departs. Accordingly, the value of tickets sold in advance of travel is included under our current liabilities as “air traffic liability,” or ATL, until the related air travel is provided. Non-ticket revenues are generally recognized at the time the ancillary products are purchased or ancillary services are provided. Non-ticket revenues also include revenues from our subscription-based $9 Fare Club, which we recognize on a straight-line basis over 12 months. Revenue is generated from the FREE SPIRIT credit card affinity program through the sale of FREE SPIRIT miles, card acquisitions, ongoing use of the FREE SPIRIT credit cards, milestone payments in connection with the achievement of specific usage and user volumes, and renewals, which we currently recognize in accordance with the criteria as set forth in Accounting Standards Update ASU No. 2009-13. Please see “—Critical Accounting Policies and Estimates—Frequent Flier Program”.
We recognize revenues net of certain taxes and airport passenger fees, which are collected by us on behalf of airports and governmental agencies and remitted to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges, and foreign arrival and departure taxes. These items are collected from customers at the time they purchase their tickets, but are not included in our revenues. We record a liability upon collection from the customer and relieve the liability when payments are remitted to the applicable governmental agency or airport.
Our Operating Expenses
Our operating expenses consist of the following line items.
Aircraft Fuel. Aircraft fuel expense is our single largest operating expense. It includes the cost of jet fuel, related federal taxes, fueling into-plane fees and transportation fees. It also includes realized and unrealized gains and losses arising from any fuel price hedging activity.
Salaries, Wages and Benefits. Salaries, wages and benefits expense includes the salaries, hourly wages, bonuses and equity compensation paid to employees for their services, as well as the related expenses associated with employee benefit plans and employer payroll taxes.
Aircraft Rent. Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight line basis. Aircraft rent expense also includes that portion of maintenance reserves, also referred to as supplemental rent, paid to aircraft lessors in advance of the performance of major maintenance activities that is not probable of being reimbursed to us by the lessor. Aircraft rent expense is net of the amortization of gains and losses on sale and leaseback transactions on our flight equipment. Presently, all of our aircraft and spare engines are financed under operating leases.
Landing Fees and Other Rents. Landing fees and other rents include both fixed and variable facilities expenses, such as the fees charged by airports for the use or lease of airport facilities, overfly fees paid to other countries and the monthly rent paid for our headquarters facility.
Distribution. Distribution expense includes all of our direct costs to sell, including the cost of web support, our third-party call center, travel agent commissions and related GDS fees, and credit card transaction fees, associated with the sale of our tickets and other products and services.
Maintenance, Materials and Repairs. Maintenance, materials and repairs expense includes all parts, materials, repairs and fees for repairs performed by third-party vendors directly required to maintain our fleet. It excludes direct labor cost related to our own mechanics, which is included under salaries, wages and benefits. It also excludes the amortization of heavy maintenance expenses, which we defer under the deferral method of accounting and amortize on a straight-line or usage basis until the next estimated overhaul event.
Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of fixed assets we own and leasehold improvements. It also includes the amortization of heavy maintenance expenses we defer under the deferral method of accounting for heavy maintenance events and recognize into expense on a straight line or usage basis until the next overhaul event.
Loss on disposal of assets. Loss on disposal of assets includes the net losses on the disposal of our fixed assets, including losses on sale and leaseback transactions.
Other Operating Expenses. Other operating expenses include airport operations expense and fees charged by third-party vendors for ground handling services and commissary expenses, the cost of passenger liability and aircraft hull insurance, all other insurance policies except for employee health insurance, travel and training expenses for crews and ground personnel, professional fees, personal property taxes and all other administrative and operational overhead expenses. No individual item included in this category represented more than 5% of our total operating expenses.
Special Charges. Special charges include termination costs, restructuring costs, and secondary offering costs.
In the second quarter of 2011, we incurred $2.3 million of termination costs in connection with the IPO comprised of amounts paid to Indigo Partners, LLC to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes. The Company also incurred $0.8 million consisting principally of legal, accounting, printing, and filing fees connected with the secondary offering which was consummated on January 25, 2012.
In 2010, in an effort to gain efficiencies, we relocated all of our maintenance operations from Detroit, Michigan, to Fort Lauderdale, Florida. The restructuring included the closure of facilities in Detroit, relocation of equipment and tools, and the relocation of a portion of the former Detroit workforce. We determined that the relocation of these facilities and the relocation and reduction of certain employees met the requirement of an exit activity, and, therefore, we recorded all of the related severance and exit costs in 2010. In 2011, we recorded $0.2 million of additional restructuring charges that primarily relate to this relocation of our maintenance operations.
Our Other Expense (Income)
Interest Expense. Paid-in-kind interest on notes due to related parties and preferred stock dividends due to related parties account, on average, for over 80% of interest expense incurred for the years 2011, 2010 and 2009. Non-related party interest expense accounted for the remainder of interest expense in these periods. All of the notes and preferred stock were repaid or redeemed, or exchanged for common stock, in connection with the 2011 Recapitalization.
Capitalized Interest. Capitalized interest represents interest cost to finance purchase deposits for future aircraft and the opportunity cost (interest) incurred during the acquisition period of an aircraft that theoretically could have been avoided had we not made PDPs for that aircraft. These amounts are recorded as part of the cost of the aircraft upon delivery. Capitalization of interest ceases when the asset is ready for service.
Our Income Taxes
We account for income taxes using the liability method. We record a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In assessing the realizability of the deferred tax assets, our management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. In evaluating the ability to utilize our deferred tax assets, we consider all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis.
Immediately prior to the IPO, we entered into the Tax Receivable Agreement and thereby distributed to the Pre-IPO Stockholders the right to receive such stockholders’ pro rata share of the future payments to be made by us under the Tax Receivable Agreement. Under the Tax Receivable Agreement, we are obligated to pay to the Pre-IPO Stockholders an amount equal to 90% of the cash savings in federal income tax realized by us by virtue of our future use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by us as of March 31, 2011, which we refer to as the Pre-IPO NOL. “Deferred interest deductions” means interest deductions that have accrued as of March 31, 2011, but have been deferred under rules applicable to related party debt. Cash tax savings generally will be computed by comparing our actual federal income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO NOLs not been available to us. As of the effective date of the Tax Receivable Agreement, we recognized a liability equal to the total payments estimated to be made under the Tax Receivable Agreement, which are accounted for as a reduction of additional paid-in capital. As of December 31, 2011, we estimate a cash benefit of $36.5 million, or 90% of the total cash benefit from the full use of the Pre-IPO NOLs, will be paid to the Pre-IPO Stockholders under the terms of the Tax Receivable Agreement. Subsequent changes in the estimated liability under the Tax Receivable Agreement will be recorded through earnings in operating expenses. The payments we make to the Pre-IPO Stockholders under the Tax Receivable Agreement are not expected to give rise to any incidental tax benefits to us, such as deductions or an adjustment to the basis of our assets.
Trends and Uncertainties Affecting Our Business
We believe our operating and business performance is driven by various factors that affect airlines and their markets, trends affecting the broader travel industry, and trends affecting the specific markets and customer base that we target. The following key factors may affect our future performance.
Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, code-sharing relationships, and frequent flier programs and redemption opportunities. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flier initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize unit revenue. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell.
Seasonality and Volatility. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends. Consumer confidence and discretionary spending, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, weather and other factors have resulted in significant fluctuations in revenues and results of operations in the past. In particular, demand for air transportation services was materially adversely affected by the severe economic recession starting in 2008, and record high fuel prices in 2008 materially adversely affected operating results in the industry generally. We believe demand for business travel historically has been more sensitive to economic pressures than demand for low-price travel.
Aircraft Fuel. Fuel costs represent the single largest operating expense for most airlines, including ours. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage, and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast jet fuel tends to sell at slightly lower prices than fuel from other regional refining sources due to the size and depth of the market, and we believe this difference gives us an advantage on our largest single operating cost. At the same time, however, Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred in recent years, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. From time to time, we use jet fuel option contracts or swap agreements to attempt to mitigate price volatility. Additionally, during hurricane season (August through October), we use basis swaps using NYMEX Heating Oil indexes to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Historically, we have protected approximately 45% of our forecasted fuel requirements during hurricane season using basis swaps. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market and applicable regulatory policies. As of December 31, 2011, we had in place fuel hedges using U.S. Gulf Coast jet fuel collars for approximately 40% of our estimated fuel consumption for the first quarter of 2012. As of December 31, 2011, we purchased all of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements, or CBAs. Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. This process continues until either the parties have reached agreement on a new CBA, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as strikes and lockouts.
We have three union-represented employee groups comprising approximately 52% of our employees at December 31, 2011. Our pilots are represented by the Airline Pilots Association, International, or ALPA, our flight attendants are represented by Association of Flight Attendants, or AFA-CWA, and our flight dispatchers are represented by Transport Workers Union of America, or TWU. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. In June 2010, we experienced a five-day strike by our pilots, which caused us to shut down our flight operations. The strike ended as a result of our reaching a tentative agreement under a Return to Work Agreement and a full flight schedule was resumed on June 18, 2010. On August 1, 2010, we entered into a five-year collective bargaining agreement. The agreement with our pilots increased our pilot labor costs by approximately 11% in 2011 compared to the estimated cost of the previous collective bargaining agreement and includes additional pay rate increases and modified work rules, which will increase the productivity of our pilots. Pilot labor costs on a per block hour basis are expected to decrease by approximately 3% in 2012 compared to 2011. We believe the five-year term is valuable in providing stability to our labor costs, and that the other terms will also provide us with competitive pilot labor costs compared to other U.S.-based low-cost carriers.
In addition, our CBA with our flight attendants became amendable under the RLA in 2007, and we are currently engaged in negotiations with the AFA-CWA. The outcome of our collective bargaining negotiations cannot presently be determined and the terms and conditions of our future CBAs may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability to bear higher costs under their business models. If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions or stoppages, such as the strike by our pilots in June 2010. A strike or other significant labor dispute with our unionized employees is likely to adversely affect our ability to conduct business.
Maintenance Expense. Maintenance expense grew through 2011, 2010 and 2009 mainly as a result of the increasing age of our fleet (approximately 4.5 years on average at December 31, 2011) and growing fleet. As the fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance expense is subject to many variables such as future utilization rates, average stage length, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time. However, we believe, based on our scheduled maintenance events, current maintenance expense and maintenance-related amortization expense in 2012 will be approximately $56 million.
As a result of a significant portion of our fleet being acquired over a relatively short period of time, significant maintenance scheduled on each of our planes will occur at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations across our current fleet around the same time. These more significant maintenance activities will result in out-of-service periods during which our aircraft will be dedicated to maintenance activities and unavailable to fly revenue service.
Maintenance Reserve Obligations. The terms of our aircraft lease agreements require us to pay supplemental rent, also known as maintenance reserves, to the lessor in advance of and as collateral for the performance of major maintenance events, resulting in our recording significant prepaid deposits on our balance sheet. As a result, the cash costs of scheduled major maintenance events are paid well in advance of the recognition of the maintenance event in our results of operations. Please see “—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization” and “—Maintenance Reserves.”
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Note 1 to our financial statements provides a detailed discussion of our significant accounting policies.
Critical accounting policies are defined as those policies that reflect significant judgments or estimates about matters that are both inherently uncertain and material to our financial condition or results of operations.
Revenue Recognition. Revenues from tickets sold are initially deferred as ATL. Passenger revenues are recognized when transportation is provided. An unused non-refundable ticket expires at the date of scheduled travel and is recognized as revenue for the expired ticket value at the date of scheduled travel.
Our most significant non-ticket revenues include revenues generated from air travel-related fees paid for baggage, bookings through our call center or third-party vendors, advance seat selection, itinerary changes and loyalty programs, and are recognized at the time products are purchased or ancillary services are provided. These revenues also include commissions from the sales of hotel rooms, trip insurance and rental cars recognized at the time the service is rendered.
Customers may elect to change their itinerary prior to the date of departure. A change fee is assessed and recognized on the date the change is initiated and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. The amount remaining after deducting the change fee is called a credit shell which expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and the Company’s other service offerings. The amount of credits expected to expire is recognized as revenue upon issuance of the credit and is estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment.
Non-ticket revenues include revenues from our subscription-based $9 Fare Club, recognized on a straight-line basis over 12 months. Revenues generated from the sale of FREE SPIRIT miles and credit card renewals are currently recognized on a straight-line basis over 16 months based on expected customer usage of miles. We make assumptions on the future use of customer miles based on historical customer behavior. To the extent that customer behavior changes as a result of, among other factors, economic conditions, perception of travel, and the number of miles to earn awards, a corresponding adjustment would be made to the period in which we recognize revenue generated from the FREE SPIRIT miles and credit card renewals, resulting in either a smaller or larger liability. Also included in non-ticket revenues are milestone payments in connection with the achievement of specific usage and user volumes, which we recognize when received from the FREE SPIRIT credit card provider.
Frequent Flier Program. We accrue for mileage credits earned through travel, including mileage credits for members with an insufficient number of mileage credits to earn an award, under our FREE SPIRIT program based on the estimated incremental cost of providing free travel for credits that are expected to be redeemed. Incremental costs include fuel, insurance, security, ticketing and facility charges reduced by an estimate of fees required to be paid by the passenger when redeeming the award.
We also sell mileage credits to companies participating in the FREE SPIRIT program (or affinity card program). Under our original affinity card program, funds received from the sale of mileage credits are accounted for as a multiple-element arrangement and allocated to a marketing component and a transportation component (mileage credits) using the residual method. The fair value of the transportation component is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided. The difference between the funds received and the fair value of the transportation component is recognized in non-ticket revenue at the time of sale as non-ticket marketing revenue. The marketing component represents our compensation for, among many items, use of our trademark, customer lists and placement of marketing materials to encourage application for credit cards. Because there are no undelivered elements other than the mileage credits, we record the revenue from the marketing component when funds are received. We also receive bonuses from companies participating in the FREE SPIRIT program that are driven by the volume of the usage of our co-branded credit cards. We recognize these bonuses as non-ticket revenue when payment is received (milestone method) as the milestones are substantive.

During the fourth quarter of 2010, the Company determined not to renew its agreement with the administrator of the FREE SPIRIT affinity credit card program at the scheduled expiration in February 2011. We entered into a new affinity card program that became effective April 1, 2011 for the marketing of a co-branded Spirit credit card and the delivery of award miles over a five-year period. At the inception of the arrangement, we evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting using the criteria as set forth in ASU No. 2009-13. We determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists, and (iii) advertising and marketing efforts. Under ASU No. 2009-13, arrangement consideration should be allocated based on relative selling price. At inception of the arrangement, we established the relative selling price for all deliverables that qualified for separation. The manner in which the selling price was established is based on a hierarchy of evidence under ASU No. 2009-13 that we considered. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable's relative selling price. In considering the hierarchy of evidence, we first determined whether vendor-specific objective evidence of selling price or third-party evidence of selling price existed. We determined that neither vendor-specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of our program. As such, we developed our best estimate of the selling price for all deliverables. For the selling price of travel, we considered a number of entity-specific factors including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions, and fees. For licensing of brand and access to member lists, we considered both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace/industry, brand power, market royalty rates, and size of customer base. For the advertising and marketing element, we considered market-specific factors and entity-specific factors including, our internal costs (and fluctuations of costs) of providing services, volume of marketing efforts, and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided (historically estimated at 15 to 20 months and currently estimated at 16 months). We used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions (e.g., cost of fare, number of miles to redeem awards, marketing plan, and approval rate of credit cards) could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. During 2011, the Company changed the expiration of its award miles from six months to three months, which resulted in a reduction of the estimated period the transportation is expected to be provided from 20 months to 16 months. The change increased revenues by $0.2 million in 2011. For additional information, please see “Notes to Financial Statements—1. Summary of Significant Accounting Policies—Frequent Flier Program”.
Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization. We account for heavy maintenance under the deferral method. Under the deferral method the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense until the next such heavy maintenance event. Amortization of engine and aircraft overhaul costs was $2.6 million, $1.3 million and $1.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. If engine overhaul costs were amortized within maintenance, material and repairs expense in the statement of operations, our maintenance, material and repairs expense would have been $38.1 million, $29.5 million and $28.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. During the years ended December 31, 2011, 2010 and 2009, we capitalized $22.1 million, $5.2 million and $5.3 million of costs for heavy maintenance, respectively. The next heavy maintenance event is estimated based on assumptions including estimated usage, FAA-mandated maintenance intervals and average removal times as suggested by the manufacturer. These assumptions may change based on changes in our utilization of our aircraft, changes in government regulations and suggested manufacturer maintenance intervals. In addition, these assumptions can be affected by unplanned incidents that could damage an airframe, engine, or major component to a level that would require a heavy maintenance event prior to a scheduled maintenance event. To the extent our planned usage increases, the estimated life would decrease before the next maintenance event, resulting in additional expense over a shorter period. Heavy maintenance events are our HMV4 and HMV8 airframe checks, engine overhauls, and overhauls to major components. Certain maintenance functions are outsourced under contracts that require payment based on a performance measure such as flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are accrued based on contractual payment terms. Routine cost for maintaining the airframes and engines and line maintenance are charged to maintenance, materials and repairs expense as performed.
Maintenance Reserves. Our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our performance of major maintenance activities. These lease agreements provide that maintenance reserves are reimbursable to us upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. We paid $38.3 million, $35.7 million and $26.9 million in maintenance reserves, net of reimbursement, to our lessors for the years ended December 31, 2011, 2010 and 2009, respectively.
At lease inception and at each balance sheet date, we assess whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits. Maintenance deposits expected to be recovered from lessors are reflected as prepaid maintenance deposits in the accompanying balance sheets. When it is not probable we will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. We expensed $1.5 million, $0.0 million and $0.2 million of maintenance reserves as supplemental rent during 2011, 2010 and 2009, respectively.
As of December 31, 2011, 2010 and 2009, we had prepaid maintenance deposits of $168.8 million, $132.0 million and $96.3 million, respectively, on our balance sheets. We have concluded that these prepaid maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
Our master lease agreements also provide that most maintenance reserves held by the lessor at the expiration of the lease are nonrefundable to us and will be retained by the lessor. Consequently, we have determined that any usage-based maintenance reserve payments after the last major maintenance event are not substantively related to the maintenance of the leased asset and therefore are accounted for as contingent rent. We accrue contingent rent beginning when it becomes probable and reasonably estimable we will incur such nonrefundable maintenance reserve payments. We make certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor and the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor. Maintenance reserves held by lessors that are refundable to us at the expiration of the lease are accounted for as prepaid maintenance deposits on the balance sheet when they are paid.
Gains and Losses on Sale and Leaseback. For aircraft acquired through a sale and leaseback transaction that is determined to be an operating lease, any profit or loss on the sale is deferred and amortized over the term of the lease, unless the fair value of the aircraft at the time of the transaction is less than its acquisition cost, in which case a loss is recognized immediately up to the amount of the difference between acquisition cost and fair value.
Fuel Derivatives. We account for derivative financial instruments at fair value and recognize them in the balance sheet as an asset or other current liability. Accordingly, changes in the fair value of such derivative contracts are recorded as a component of aircraft fuel expense. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of the derivative instruments at the end of each period.
Share-Based Compensation. We recognize cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. Restricted stock awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. To the extent a market price was not available, the fair value of stock awards were estimated using a discounted cash flow analysis based on management’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that management uses to manage the Company’s business. The fair value of share option awards is estimated on the date of grant using the Black-Scholes valuation model. As of December 31, 2011, there was $1.3 million of total unrecognized compensation cost related to non-vested restricted stock and options granted under the plan expected to be recognized over a weighted-average period of 2.6 years.
Income Taxes. We account for income taxes using the liability method. We record a valuation allowance against deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In assessing the realizability of the deferred tax assets, our management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. In evaluating our ability to utilize our deferred tax assets, we consider all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis.
RESULTS OF OPERATIONS
In 2011, we recorded our fifth consecutive profitable year under our ULCC business model. In 2011, we generated operating income of $144.4 million and net income of $76.4 million on $1,071.2 million of operating revenues, compared to operating income of $68.9 million and net income of $72.5 million on operating revenues of $781.3 million during 2010.
The increase in operating income in 2011 over 2010 of $75.5 million or 109.6% is mainly due to a 37.1% increase in revenue partially offset by increased fuel prices and increases in various other operating costs. Revenue increased year over year as a result of a 4.3% increase in load factor, a 15.2% increase in capacity and a 14.2% increase in average yield. Fuel costs increased by $139.8 million during 2011 compared to 2010, primarily driven by a 35.3% increase in the price per gallon and a 13.5% increase in consumption. Operating expenses increased as we increased our operating activities year over year including the addition of five additional aircraft to the fleet resulting in the increased capacity.
We improved our liquidity position with the completion of an IPO in June 2011, whereby we retained $150.0 million of net of proceeds, after paying off debt, fees and costs associated with the offering.
Net income for 2010 of $72.5 million includes a $52.3 million net tax benefit primarily due to the release of a valuation allowance resulting in a deferred tax benefit of $52.8 million in 2010. Absent the release of the valuation allowance and corresponding tax benefit, our net income would have been $19.7 million for 2010. In 2010, we recorded operating income of $68.9 million on $781.3 million of operating revenues. The results of operations for 2010 were adversely affected by an increase in fuel prices and the effects of our June 2010 pilot strike. Fuel cost increased by $67.1 million from 2009 to 2010, caused principally by a 27% increase in the price per gallon and an 8.3% increase in fuel volume during 2010 compared to 2009.
The June 2010 pilot strike resulted in reduced bookings in the period leading up to the strike as our customers became aware of the impending end of the cooling off period and lost revenues as flight operations were shut down and later cut back following the resumption of flight operations. We also experienced additional expenses related to the strike, including costs to reaccommodate passengers, offset in part by reduction in other expenses, such as aircraft fuel and salaries, wages and benefits. We estimate that the strike had a net negative impact on our operating income for 2010 of approximately $24 million, consisting of an estimated $28 million in lost revenues and approximately $4 million of incremental costs, offset in part by a reduction of variable expenses of approximately $8 million for flights not flown. The strike resulted in a reduction of approximately 145.8 million ASMs from our scheduled flights that were suspended during the five-day strike period. Additionally, under the terms of the pilot contract, we paid and expensed $2.3 million in return-to-work payments during the second quarter of 2010, which are not included in the strike impact costs described above.
In 2009, we recorded net income of $83.7 million and operating income of $111.4 million on $700.0 million of operating revenues. Our 2009 earnings were driven by increased market maturity on our newer routes, relative stability in RASM, decreased Adjusted CASM ex fuel, and lower fuel prices. During 2009, we also recognized debt extinguishment gains of $19.7 million related to contractual provisions of our recapitalization in mid-2006.
Operating Revenue

	Year Ended 2011	% change 2011 versus 2010	Year Ended 2010	% change 2010 versus 2009	Year Ended 2009
Passenger	$689,650	28.2%	$537,969	0.3%	$536,181
Non-ticket	381,536	56.8%	243,296	48.5%	163,856
Total operating revenue	$1,071,186	37.1%	$781,265	11.6%	$700,037
RASM (cents)	11.45	19.1%	9.62	2.9%	9.35
Average ticket revenue per passenger flight segment	$80.97	4.6%	$77.39	(8.7)%	$84.77
Average non-ticket revenue per passenger flight segment	44.79	28.0%	35.00	35.1%	25.91
Total revenue per passenger flight segment	$125.76	11.9%	$112.39	1.5%	$110.68
Non-ticket revenues have continued to grow and comprise 35.6% of our total revenue for fiscal 2011 due to the effect of unbundling our fares and the introduction of new services beyond the sale of a ticket for transportation, including:

•	in January 2010, we introduced booking fees for reservations made through our call center and third-party vendors and a separate fee to upgrade to our Big Front Seat®;

•	in August 2010, we introduced a fee for carry-on bags that do not fit under an aircraft seat;

•	in February 2011, we reduced the weight threshold for overweight bags;

•	in March 2011, we increased the change fee for modifying or canceling a reservation;

•	in May 2011, we increased bag rates purchased at check-in on the web;

•	in June 2011, we increased the bag rates purchased at the airport and the kiosk;

•	in August 2011, we began offering hotels and rental car travel packages; and

•	in September 2011 and November 2011, we increased our passenger usage fee.
2011 compared to 2010
Operating revenues increased by $289.9 million, or 37.1%, to $1,071.2 million in 2011 compared to $781.3 million in 2010. Our capacity in terms of ASMs increased 15.2% during 2011 compared to 2010, primarily driven by the addition of Airbus 320 aircraft, five of which were delivered during 2011, and the full-year effect of our four 2010 deliveries. Our traffic as measured in terms of RPMs increased by 20.1% during 2011 compared to 2010. Our aircraft operated an average of 12.7 hours daily with 85.6% of the seats full during 2011 compared to an average of 12.8 hours daily with 82.1% of the seats full during 2010.
Within operating revenues, passenger ticket revenue increased by 28.2% to $689.7 million in 2011 compared to $538.0 million in 2010. This increase was driven primarily by a 22.5% increase in passenger segments in 2011 compared to 2010.
Non-ticket revenues increased by $138.2 million in 2011 compared to 2010, a 56.8% increase primarily driven by the 22.5% increase in passenger flight segments and price enhancements on non-ticket services. During the first quarter of 2011, we reduced the weight threshold for overweight baggage from 50 pounds to 40 pounds and increased the change fee charged to customers for modifying or canceling their reservations. During the second quarter of 2011, we increased bag rates purchased at check-in on the web, the airport, and at the kiosk. During the second half of 2011, we increased our passenger usage fee. As a result of experienced continued growth in revenue from many previously adopted non-ticket revenue initiatives, our non-ticket revenue per passenger flight segment increased 28.0% to $44.79 for 2011 from $35.00 for 2010. Non-ticket revenue per passenger flight segment during the fourth quarter of 2011 was $48.22.
Effective April 1, 2011, we entered into a new five-year affinity card program for the issuance of our FREE SPIRIT credit cards with a new administrator. During 2010, we determined not to renew our agreement with the former administrator of our FREE SPIRIT affinity credit card program at the scheduled expiration in February 2011. In connection with that non-renewal, we entered into an agreement with the former administrator regarding the transition of the program to the new provider and the remittance to us of compensation due to us for card members obtained through our marketing services in the amount of $5.0 million, of which $0.4 million was recognized in the first quarter of 2011 and $4.6 million was recognized in the fourth quarter of 2010.
2010 compared to 2009
Operating revenues increased by $81.2 million, or 11.6% to $781.3 million in 2010 compared to $700.0 million in 2009. Our capacity in terms of ASMs increased 8.5% in 2010 compared to 2009, principally due to the introduction of our first four Airbus A320 aircraft configured to seat 178 passengers. In 2010, our aircraft operated an average of 12.8 hours a day with 82.1% of the seats full during 2010 compared to 80.7% of the seats full during 2009. Our traffic as measured in terms of RPMs increased by 10.4%. RASM was 9.62 cents in 2010 compared to 9.35 cents in 2009. We estimate that our 2010 RASM adjusted for the impact of the June 2010 pilot strike was 9.79 cents.
Passenger ticket revenue increased by 0.3% during 2010 compared to 2009, from $536.2 million to $538.0 million. Our 2010 passenger ticket revenue was adversely affected by the shutdown of operations due to the June 2010 pilot strike, and from the shift of a portion of passenger revenues to non-ticket revenues as a result of our continued unbundling strategy, offset in part by a 9.9% increase in passenger segments in 2010.
Non-ticket revenues grew by $79.4 million during 2010, or 48.5%, as a result of a 9.9% increase in passenger flight segments. In addition, we benefited from experienced continued growth in revenue from many previously adopted non-ticket revenue initiatives and new ancillary services started during 2010. Our average non-ticket revenue per passenger flight segment increased 35.1% to $35.00 in 2010 from $25.91 during 2009. Also during 2010, we no longer sold our Big Front Seat® as a separate fare but instead charged a premium seat upgrade fee, which shifted revenue from passenger revenue to non-ticket revenues. In August 2010, we introduced a fee for carry-on bags, resulting in a significant reduction in the number of carry-on bags checked at the gate. In the fourth quarter of 2010, the first full quarter of the carry-on bag fee, we experienced an increase in total bag revenue per passenger segment to $16.82, compared to $9.59 in the fourth quarter of 2009. We also believe these changes are helping us reduce the time it takes to board and unload our aircraft and thereby permit us to turn our aircraft more quickly when compared to turn-around times during the comparable prior year periods when no carry-on bag fee was in place.
Operating Expenses
Since adopting our ultra low-cost model, we have continuously sought to reduce our unit operating costs and have created what we believe is one of the lowest cost structures in our industry in the Americas. The table below presents our operating expenses, as a percentage of operating revenue for the last three years, as well as unit operating costs (CASM).

	Year Ended December 31,
	2011			2010			2009
	% of Revenue	CASM		% of Revenue	CASM		% of Revenue	CASM
Operating revenue	100.0%			100.0%			100.0%
Operating expenses:
Aircraft fuel (1)	36.2%	4.15	¢	31.8%	3.06	¢	25.9%	2.42 ¢
Salaries, wages, and benefits	17.0	1.94		20.0	1.93		19.3	1.81
Aircraft rent	10.9	1.25		13.0	1.25		12.9	1.20
Landing fees and other rentals	4.9	0.56		6.2	0.59		6.0	0.56
Distribution	4.8	0.55		5.3	0.51		4.9	0.46
Maintenance, materials and repairs	3.3	0.38		3.6	0.35		3.9	0.37
Depreciation and amortization	0.7	0.08		0.7	0.07		0.7	0.07
Other operating expenses	8.4	0.96		10.6	1.02		10.4	0.97
Loss on disposal of assets	—	—		—	—		0.1	0.01
Special charges (2)	0.3	0.03		0.1	0.01		(0.1)	(0.01)
Total operating expense	86.5%			91.2%			84.1%
CASM		9.91	¢		8.77	¢		7.86 ¢
MTM gains (losses) per ASM		0.03			0.03			0.02
Restructuring per ASM		0.03			0.01			(0.01)
Adjusted CASM (excludes Restructuring and MTM gains (losses)		9.84			8.79			7.89
Adjusted CASM excluding fuel		5.72			5.71			5.45

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) settlement gains and losses, and (iii) unrealized mark-to-market gains and losses associated with fuel hedge contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Into-plane fuel cost	$392,278	$251,754	$181,806
Settlement (gains) losses	(7,436)	(1,483)	750
Unrealized mark-to-market (gains) losses	3,204	(2,065)	(1,449)
Aircraft Fuel	$388,046	$248,206	$181,107

(2)
Includes special charges of $3.2 million (0.03 cents per ASM) in 2011, $0.6 million (less than 0.01 cents per ASM) in 2010 and credits of $0.4 million (less than 0.01 cents per ASM) in 2009. Special charges for 2011 include $2.3 million of termination costs in connection with the IPO comprised of amounts paid to Indigo Partners, LLC to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes and in the fourth quarter include legal, accounting, printing, and filing fees connected with the secondary offering which was consummated on January 25, 2012. Special charges for 2010 and 2009 include exit facility costs associated with amounts relating to the sale of previously-expensed MD-80 parts and exit facility costs associated with moving our Detroit, Michigan maintenance activities to Fort Lauderdale, Florida, and for 2011 included termination costs in connection with the IPO during the three months ended June 30, 2011 comprised of amounts paid to Indigo Partners, LLC to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes. Special charges for 2009 include amounts relating to the early termination in mid-2008 of leases for seven Airbus A319 aircraft, a related reduction in workforce and exit facility costs associated with returning planes in 2008. Please see “—Our Operating Expenses—Special Charges.”

2011 compared to 2010
Our operating expenses increased by approximately 30.1% for 2011 compared to the corresponding period in 2010. The increase is primarily related to a 56.3% increase in fuel costs, 16.2% increase in labor cost, and a 14.9% increase in aircraft rent. Fuel costs were driven by a 35.3% increase in the average price of aircraft fuel per gallon and a 13.5% increase in gallons consumed.
Aircraft fuel expenses includes both into-plane expense (as defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expenses. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by world oil prices and refining costs, which can vary by region in the United States and the other countries where we operate. Fuel prices increased significantly during 2011. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Because our fuel derivative contracts do not qualify for hedge accounting, we recognize changes in the fair value of our derivatives when they occur, as a component of aircraft fuel expense, both realized and unrealized. Aircraft fuel expense increased from $248.2 million in 2010 to $388.0 million in 2011, representing 41.9% of our total operating expenses for that 2011 period.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,		Percentage Change
	2011	2010
	(in thousands, except per-gallon amounts)
Fuel gallons consumed	121,030	106,628	13.5%
Into-plane fuel cost per gallon	$3.24	$2.36	37.3%
Total into-plane fuel expense	$392,278	$251,754	55.8%
Impact on fuel expense from (gains) and losses arising from fuel-derivative activities	(4,232)	(3,548)	19.3%
Aircraft fuel expense	$388,046	$248,206	56.3%
During 2011, we recognized $4.2 million of net fuel derivative gains consisting of settlement gains of $7.4 million and mark-to-market losses (unrealized) of $3.2 million. During 2010, we recognized $3.5 million of net fuel derivative gains consisting of realized gains of $1.4 million and mark-to-market gains (unrealized) of $2.1 million.
We evaluate economic fuel expense, which we define as into-plane fuel expense less the cash we received from hedge counterparties for hedges that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. When we refer to economic fuel expense, we include net settlement gains or losses only when they are realized through a cash payment from our derivative contract counterparties for those contracts that were settled during the period. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate airline results using this measure and it is used in our internal management reporting.

The difference between aircraft fuel expense and economic fuel expense is shown below:

	Year Ended December 31,		Percentage Change
	2011	2010
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$392,278	$251,754	55.8%
Less: Cash received from settled derivatives, net of cash settlements paid	$(7,436)	$(1,483)	401.4%
Economic fuel expense	$384,842	$250,271	53.8%
Fuel gallons consumed	121,030	106,628	13.5%
Economic fuel cost per gallon	$3.18	$2.35	35.3%
Although our average economic fuel cost for 2011 was $3.18 per gallon ($3.24 per gallon without giving effect to hedge transactions), fuel prices have continued to increase. For example, our into-plane fuel cost as of February 9, 2012 was approximately $3.32 per gallon.
The increase in labor costs during 2011 was primarily due to increased headcount and increased pilot rates. Our pilot and flight attendant headcount increased 10% and 16%, respectively, as we increased our fleet size by 15.6% via the addition of five aircraft during 2011. The increase in labor costs was also driven by the increase in pilot labor rates by approximately 11% during 2011.
During 2011, aircraft rent increased 14.9% mainly due to taking delivery of five Airbus A320 aircraft which were financed via operating leases. In addition, approximately $1.5 million in maintenance reserves were expensed as supplemental rent in 2011 as it was deemed they would not be reimbursed.
The increase in distribution expense of 24.7%, or approximately $10.2 million, in 2011 compared to 2010 was due primarily to increased credit card fees driven by the 37.1% increase in revenue. Additionally, there was a shift in the percentage of bookings made from our website to more expensive third-party distribution channels (GDSs), which increased to approximately 22.5% in 2011 from approximately 14.0% in 2010. The following table shows our distribution channel usage:

	Year Ended December 31,
	2011	2010	Change
Website	67.1%	76.5%	(9.4)
Third-party travel agents	22.5	14.0	8.5
Call center	10.4	9.5	0.9
Maintenance, materials and repair costs increased 26.1% in 2011. This increase was primarily due to a 31.7% increase in flight-hour-based maintenance expenses driven by higher flight hours. Non-flight-hour based maintenance increased 18.0% as a result of the timing of scheduled maintenance events and the aging fleet. As the fleet ages, we expect that maintenance costs and related out of service time to complete the maintenance will increase.
The increase in capacity during 2011 resulted in increased landing fees and other operating expenses in 2011 compared to 2010.
Other operating expenses increased 8.5% year over year and are generally driven by the increase in capacity, new stations start-ups, and increases in rates. We experienced notable increases in ground handling and crew travel and lodging cost partly due to increased flights and the changes in route mix. These increases in cost were offset by a decrease in costs incurred to accommodate displaced passengers due to the aggressive management of cost and strict adherence to our accommodation policy.
Special charges increased $2.6 million period over period due to termination costs incurred in connection with the IPO during the second quarter of 2011, comprised of $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with us and $0.5 million paid to three individual, unaffiliated holders of our subordinated notes.

2010 compared to 2009
Our operating expenses increased by 21.0% for 2010 compared to 2009. The increase was primarily due to a $67.1 million increase in fuel cost caused principally by a 27.0% increase in the average price of aircraft fuel and an 8.3% increase in fuel volume compared to the prior year, increased labor costs primarily due to increased pilot wages and benefits due to implementation of the CBA and the inclusion of $2.3 million in pilot return-to-work payments, $4.0 million of net incremental cost incurred for the June 2010 pilot strike and related shut down of operations, increased rents due to four newly delivered A320 aircraft, increased variable expenses due to a capacity increase of 8.5% compared to the prior year, and increases in distribution costs mainly due to higher credit card fees related to increased revenue and an increase in bookings through our third-party vendors during 2010 compared to 2009. Our adjusted CASM ex fuel, which increased from 5.45 cents in 2009 to 5.71 cents in 2010, was also negatively impacted by the loss of capacity related to our June 2010 pilot strike, resulting in our fixed costs being spread over 145.8 million fewer ASMs. We estimate that our adjusted CASM ex fuel adjusted for the impact of the June 2010 pilot strike is 5.61 cents.
Aircraft fuel expense includes both into-plane expense plus the effect of realized and unrealized adjustments arising from fuel derivative activities. Aircraft fuel expense increased from $181.1 million to $248.2 million.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,		Percentage Change
	2010	2009
	(in thousands, except percentage and per-gallon amounts)
Fuel gallons consumed	106,628	98,422	8.3%
Into-plane fuel cost per gallon	$2.36	$1.85	27.6%
Total into-plane fuel expense	251,754	181,806	38.5%
Impact on fuel expense from (gains) and losses arising from fuel-derivative activities	(3,548)	(699)	—
Aircraft fuel expense	$248,206	$181,107	37.0%
During 2010, we recognized $3.5 million of net fuel derivative gains consisting of settlement gains of $1.4 million and mark-to-market (unrealized) gains of $2.1 million. During 2009, we recognized $0.7 million of fuel derivative gains. Due to the tightening of the credit markets leading into 2009, our derivative counterparties demanded full cash collateral from us to hedge their own risk. As a result, we had limited hedges during 2009, with the first settlement occurring in July 2009.
The difference between aircraft fuel expense and economic fuel expense is shown below:

	Year Ended December 31,		Percentage Change
	2010	2009
	(in thousands, except percentage and per-gallon amounts)
Into-plane fuel expense	$251,754	$181,806	38.5%
Less: Cash received from settled derivatives, net of cash settlements paid	(1,483)	750	(297.7)%
Economic fuel expense	250,271	182,556	37.1%
Fuel gallons consumed	106,628	98,422	8.3%
Economic fuel cost per gallon	$2.35	$1.85	27.0%
The increase in labor costs for 2010, compared to 2009, was primarily due to higher pilot wages and benefits due to implementation of the CBA during the third quarter of 2010. In addition, we also paid $2.3 million in return-to-work payments as part of reaching an agreement with the pilots.
The increase in distribution expense of 20.9%, or $7.1 million, from 2009 to 2010 is primarily due to higher credit card fees related to increased revenue and an increase in bookings through GDSs, which increased from approximately 11% of bookings through GDSs during 2009 to approximately 14% during the same period in 2010.
All four Airbus A320 aircraft delivered during 2010 were financed via operating leases resulting in increased rents compared to 2009.

The increase in landing fees and other rents was driven by an increase in landing fees and airport facility rental rates in response to overall reduced industry capacity, which caused many airports to attempt to mitigate lost operating revenues by raising rates and fees.
The increase in maintenance, materials and repair costs in 2010 was primarily due to an increase in the scope of required maintenance events in 2010 compared to those occurring during 2009. As the fleet ages, we expect that maintenance costs and related out of service time to complete the maintenance will increase in absolute terms.
The increase in other operating expenses in 2010 is primarily due to increases in ground handling costs, and aviation insurance resulting from a period-over-period increase in the number of flights operated and fleet size, coupled with incremental costs incurred to accommodate displaced passengers due to our June 2010 pilot strike and other flight disruptions. Furthermore, in 2009 we had a non-recurring benefit of $3.0 million related to a refund from the TSA related to over-collections of security charges in prior years.
Other (income) expense, net
2011 compared to 2010
Other expense, net decreased by $27.1 million to $21.6 million for 2011 from $48.7 million for 2010. The decrease is primarily related to interest on debt for only five months in 2011 compared to a full year in 2010 as a result of the elimination of our debt in conjunction with the IPO in June of 2011. Related-party interest expense incurred during 2011 and 2010 was $21.0 million and $44.6 million, respectively, and consisted primarily of paid-in-kind interest on notes and preferred stock dividends due to related parties. Non-related party interest expense during 2011 and 2010 was $3.8 million and $5.7 million, respectively.
2010 compared to 2009
We recorded other expense, net of $48.7 million for 2010 compared to other expense, net of $26.2 million for 2009. Related-party interest expense incurred during 2010 and 2009 was $44.6 million and $39.3 million, respectively, and consisted primarily of paid-in-kind interest on notes and preferred stock dividends due to related parties. Non-related party interest expense during 2010 and 2009 was $5.7 million and $7.6 million, respectively.
Income Taxes
Our federal net operating loss carryforward, or NOL, was $142.8 million as of December 31, 2009. As of December 31, 2011 and 2010, we had NOLs for federal income tax purposes of $16.3 million and $112.1 million, respectively, which would begin to expire in 2023. These amounts exclude $10.0 million of NOLs, the use of which is limited under Section 382 of the U.S. Internal Revenue Code, and as a result, we determined that this amount would not be able to be utilized. In addition, as of December 31, 2011 and 2010, we had state NOLs of approximately $9.1 million and $41.9 million, respectively, which can be used to offset future state taxable income. The effective tax rate for 2011 was approximately 37.8%.
At December 31, 2009, we had recorded a full valuation allowance against existing net deferred tax assets. As of September 30, 2010, we determined that, under generally accepted accounting principles, the valuation allowance should be reduced by $53.5 million, which we recognized as a deferred tax benefit.
Immediately prior to the IPO, we entered into the Tax Receivable Agreement and thereby distributed to the Pre-IPO Stockholders the right to receive a pro rata share of the future payments to be made under such agreement. These future payments to the Pre-IPO Stockholders will be in an amount equal to 90% of the cash savings in federal income tax realized by us by virtue of our future use of federal NOL, deferred interest deductions and certain tax credits held by us as of March 31, 2011. Please see “Certain Relationships and Related Transactions—Tax Receivable Agreement.”

Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(in thousands except share and per share amounts)
Total operating revenue	$184,051	$177,359	$203,655	$216,200	$232,662	$275,891	$288,714	$273,919
Passenger	136,909	126,372	138,232	136,456	153,280	180,418	186,682	169,270
Non-ticket	47,142	50,987	65,423	79,744	79,382	95,473	102,032	104,649
Operating income	24,124	1,791	20,982	21,976	26,844	34,959	44,556	38,023
Net income (loss)	$11,276	$(10,066)	$61,740	$9,531	$7,883	$16,917	27,657	23,991
Earnings Per Share:
Basic	$0.43	$(0.38)	$2.35	$0.36	$0.30	$0.41	$0.38	$0.33
Diluted	$0.42	$(0.38)	$2.33	$0.36	$0.30	$0.41	$0.38	$0.33
Weighted average shares outstanding
Basic	26,056,908	26,164,318	26,240,764	26,270,129	26,347,875	41,493,312	72,175,478	72,242,360
Diluted	26,760,781	26,164,318	26,524,727	26,677,645	26,689,151	41,769,049	72,427,286	72,472,524

	Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Other operating statistics
Aircraft at end of period	29	31	32	32	35	35	35	37
Airports served	39	39	39	39	44	45	47	48
Average daily Aircraft utilization (hours)	12.9	12.1	13.1	12.9	12.6	13.1	12.9	12.3
Average stage length (miles)	942	928	940	952	961	932	909	885
Passenger flight segments (thousands)	1,526	1,611	1,910	1,905	1,863	2,200	2,285	2,170
Revenue passenger miles (RPMs) (thousands)	1,464,645	1,519,609	1,824,795	1,855,346	1,847,280	2,083,804	2,109,119	1,966,545
Available seat miles (ASMs) (thousands)	1,820,131	1,905,053	2,194,099	2,200,640	2,200,097	2,425,642	2,422,962	2,303,852
Load factor (%)	80.5	79.8	83.2	84.3	84.0	85.9	87.0	85.4
Average ticket revenue per passenger flight segment ($)	89.74	78.43	72.38	71.62	82.30	82.00	81.71	78.00
Average non-ticket revenue per passenger flight segment ($)	30.90	31.64	34.26	41.86	42.62	43.39	44.66	48.22
Operating revenue per ASM (RASM) (cents)	10.11	9.31	9.28	9.82	10.58	11.37	11.92	11.89
CASM (cents)	8.79	9.22	8.33	8.83	9.35	9.93	10.08	10.24
CASM excluding restructuring, or Adjusted CASM (cents) (1)(2)	8.82	9.10	8.43	8.86	9.38	9.70	10.01	10.25
Adjusted CASM ex fuel (cents) (1)	5.83	6.03	5.42	5.62	5.67	5.41	5.74	6.08
Fuel gallons consumed (thousands)	24,200	24,965	28,791	28,672	28,172	31,264	31,640	29,954
Average economic fuel cost per gallon ($)	2.25	2.34	2.30	2.48	2.89	3.32	3.27	3.21

(1) Excludes special credits of $0.02 million (less than 0.01 cents per ASM) in the three months ended March 31, 2010, less than $0.1 million (less than 0.01 cents per ASM) in the three months ended June 30, 2010, restructuring charges of $0.2 million (less than 0.01 cents per ASM) in the three months ended September 30, 2010, $0.5 million (0.02 cents per ASM) in the three months ended December 31, 2010, $0.08 million (less than 0.01 cents per ASM) in the three months ended March 31, 2011, $2.3 million (0.09 cents per ASM) in the three months ended June 30, 2011, $0.02 million (less than 0.01 cents per ASM) in the three months ended September 30, 2011 and $0.8 million (0.03 cents per ASM) in the three months ended December 31, 2011. These amounts are excluded from all calculations of Adjusted CASM provided in this annual report. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges.”
(2) Excludes unrealized mark-to-market (gains) and losses of ($0.6) million ((0.03) cents per ASM) in the three months ended March 31, 2010, $2.3 million (0.12 cents per ASM) in the three months ended June 30, 2010, ($2.6) million ((0.12) cents per ASM) in the three months ended September 30, 2010, ($1.1) million ((0.05) cents per ASM) in the three months ended December 31, 2010, $(0.6) million ((0.02) cents per ASM) in the three months ended March 31, 2011, $3.5 million (0.14 cents per ASM) in the three months ended June 30, 2011, $1.5 million (0.06 cents per ASM) in the three months ended September 30, 2011 and $1.2 million (0.05 cents per ASM) in the three months ended December 31, 2011. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Critical Accounting Policies and Estimates.”

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash on hand and cash provided by operations, with our primary uses of liquidity being working capital and capital expenditures.
Our total cash at December 31, 2011 was $343.3 million, an improvement of $260.6 million from December 31, 2010. During 2011, we completed our IPO, which raised net proceeds of $150.0 million after repayment of debt, payment of transaction expenses and payments of fees to certain unaffiliated holders of our notes. Additionally, during 2011, the IPO allowed us to amend our agreements with our credit card processors enabling us to eliminate our restricted cash balance, which was $72.7 million at year-end 2010, and increase our unrestricted cash balance.
In prior periods, restricted cash represented cash collateral related to a portion of our obligation to fulfill future flights, or ATL, held by credit card processors. Our credit card processors have historically required holdbacks (collateral), which we record as restricted cash, when future air travel and other future services are purchased via credit card transactions. Our restricted cash balance at December 31, 2011 was eliminated, reflecting a complete release of all holdback requirements by all of our credit card processors provided that we continue to satisfy certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash that could be material.
In recent years, our short-term capital needs have been funded primarily by cash from operations. Our most significant capital needs are to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. In 2011, we paid $53.3 million in PDPs and have $91.5 million of PDP's on our balance sheet, representing the amount we paid since inception, net of returns at the time of financing. Our most significant operating need is the funding of maintenance reserves which are paid to aircraft lessors to be held as collateral in advance of our performance of major maintenance activities. In 2011, we paid maintenance reserves of $38.3 million and have $168.8 million ($48.2 million and $120.6 million, recorded within other current assets and prepaid aircraft maintenance to lessors, respectively) on our balance sheet, representing the amount we have paid in reserves since inception, net of reimbursements and amounts expensed.
We have executed lease agreements for the sale and leaseback for the five A320 aircraft deliveries from our existing order with Airbus with deliveries scheduled between January and June 2012. We do not have financing commitments in place for 101 of the aircraft currently on firm order, 26 of which are scheduled for delivery in late 2012 through 2015, and 75 of which are scheduled for delivery from 2016 through 2021. These future aircraft deliveries may be sold and leased back or otherwise financed based on market conditions, our level of liquidity, and capital market availability. Please see “—Critical Accounting Policies and Estimates—Gains and Losses on Sale and Leaseback.”
Net Cash Flows Provided By Operating Activities. Operating activities in 2011 provided $171.2 million in cash compared to $27.0 million in cash generated in 2010. The increase is primarily due to the release of all our holdbacks by our credit card processors and higher earnings during 2011 compared to 2010.
Operating activities in 2010 provided $27.0 million in cash compared to $69.1 million in cash for 2009. The decrease was mainly due to lower profitability as a result of higher fuel prices during 2010 compared to 2009 and the effects of the June 2010 pilot strike. Additionally, we paid $35.7 million and $26.9 million in maintenance reserves, net of reimbursement, to our lessors for 2010 and 2009, respectively, which we recorded as prepaid maintenance deposits.
Net Cash Flows Used In Investing Activities. During 2011, investing activities used $67.2 million, compared to $30.5 million used for 2010. The increase is mainly related to higher PDPs made period over period due to timing of the delivery schedule for future aircraft, coupled with slightly higher capital expenditures including a spare engine for which we entered into a sale-lease back transaction during 2011. In addition, $6.7 million in returned PDPs were received from two completed aircraft sale and leaseback transactions.
During 2010, our investing activities used net cash of $30.5 million, compared to $2.3 million of net cash received during the 2009. During 2010, we paid PDPs, net of refunds, of $25.5 million and had capital expenditures of $5.3 million, offset by $0.3 million of proceeds from the sale of retired equipment. During 2009, we paid $2.4 million in PDPs, net of refunds, and $14.8 million for capital expenditures, offset by $19.5 million of proceeds from the sale of retired equipment.
During 2009, we received net cash of $2.3 million from investing activities. We paid $12.0 million for the remaining purchase price on two engines that we later sold in a sale and leaseback transaction for $18.7 million, we received $0.8 million on the sale of retired equipment, and we paid $2.4 million in PDPs, net of refunds, and $2.8 million in general capital expenditures.

Net Cash Provided By Financing Activities. During 2011, we received $150.0 million in proceeds, net of underwriting fees, transaction costs and our repayment of $20.6 million of shareholder debt of which $2.3 million was paid in kind interest and included in operating activities. Remaining shareholder debt was exchanged for newly issued shares of our common stock. In addition, we received $4.5 million in proceeds from the sale of one engine as part of a sale leaseback transaction.
Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of December 31, 2011 and the periods in which payments are due (in millions):

	2012	2013 - 2014	2015 - 2016	2017 and beyond	Total
Operating lease obligations	$147	$302	$295	$450	$1,194
Flight equipment purchase obligations	304	672	1,031	2,955	4,962
Total future payments on contractual obligations (1)	$451	$974	$1,326	$3,405	$6,156

(1)     Does not include contractual payments to the Pre-IPO Stockholders under the Tax Receivable Agreement (estimated to be approximately $36.5 million as of December 31, 2011). Please see “—Our Income Taxes.”
Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 37 of our aircraft in service at December 31, 2011 were acquired under operating leases and therefore are not reflected on our balance sheet. These leases expire between 2017 and 2023. Aircraft rent payments were $116.6 million and $103.4 million, for 2011 and 2010, respectively. Our aircraft lease payments for 32 of our aircraft are fixed rate obligations. Five of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2011, firm aircraft orders consisted of 106 A320 family aircraft (61 of the existing aircraft model A320s and 45 A320 NEOs) with Airbus and five spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery in the period of 2012 through 2021, and spare engines are scheduled for delivery from 2012 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $304 million in 2012, $325 million in 2013, $348 million in 2014, $520 million in 2015, $510 million in 2016 and $3 billion in 2017 and beyond.
The Company has a line of credit for $8.6 million and $3.6 million related to corporate credit cards, of which the Company had drawn $2.4 million and $2.5 million as of December 31, 2011 and December 31, 2010, respectively. The undrawn portion represents an off-balance sheet arrangement.
In addition, the Company has undrawn lines of credit with two counterparties to its jet fuel derivatives in the amount of $8.0 million and $1.0 million as of December 31, 2011 and 2010 respectively. The Company is required to post collateral for any excess above the line of credit if the derivatives are in a net liability position. The undrawn portion represents an off-balance sheet arrangement.
As of December 31, 2011 the Company had a $10 million unsecured standby letter of credit facility of which $7.1 million had been drawn upon for issued letters of credit. This facility represents an off-balance sheet arrangement.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2011, 2010 and 2009 represented approximately 41.9%, 34.8% and 30.8% of our operating expenses. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During hurricane season (August through October), we use basis swaps using NYMEX Heating Oil indexes to protect the refining price risk between the price of crude oil and the price of refined jet fuel. In addition to other fuel derivative contracts, we have historically protected approximately 45% of our forecasted fuel requirements during hurricane season using basis swaps. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2011 by approximately $39.2 million. To attempt to manage fuel price risk, from time to time we use jet fuel option contracts or swap agreements and basis swaps to mitigate a portion of the crack spread between crude and jet fuel. As of December 31, 2011, we had fuel hedges using U.S. Gulf Coast jet fuel collars in place for approximately 9% of our estimated fuel consumption for the first quarter of 2012.
The fair value of our fuel derivative contracts as of December 31, 2011 and 2010 was $0.3 million and $3.5 million net asset (liability), respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. We measure the fair value of the derivative instruments based on either quoted market prices or values provided by the counterparty. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of December 31, 2011, we believe the credit exposure related to these fuel forward contracts was negligible.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2011 would affect total aircraft rent expense in 2012 by less than $0.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited the accompanying balance sheets of Spirit Airlines, Inc. as of December 31, 2011 and 2010, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spirit Airlines, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 22, 2012

Spirit Airlines, Inc.
Statements of Operations
(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009

Operating revenues:
Passenger	$689,650	$537,969	$536,181
Non-ticket	381,536	243,296	163,856
Total operating revenue	1,071,186	781,265	700,037
Operating expenses:
Aircraft fuel	388,046	248,206	181,107
Salaries, wages and benefits	181,742	156,443	135,420
Aircraft rent	116,485	101,345	89,974
Landing fees and other rents	52,794	48,118	42,061
Distribution	51,349	41,179	34,067
Maintenance, materials and repairs	35,553	28,189	27,536
Depreciation and amortization	7,760	5,620	4,924
Other operating	89,636	82,594	72,921
Loss on disposal of assets	255	77	1,010
Special charges	3,184	621	(392)
Total operating expenses	926,804	712,392	588,628

Operating income	144,382	68,873	111,409
Other expense (income):
Interest expense	24,781	50,313	46,892
Capitalized interest	(2,890)	(1,491)	(951)
Interest income	(575)	(328)	(345)
Gain on extinguishment of debt	—	—	(19,711)
Other expense	235	194	298
Total other expense (income)	21,551	48,688	26,183

Income before income taxes	122,831	20,185	85,226
Provision (benefit) for income taxes	46,383	(52,296)	1,533

Net income	$76,448	$72,481	$83,693
Net income per share, basic	$1.44	$2.77	$3.23
Net income per share, diluted	$1.43	$2.72	$3.18

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Balance Sheets
(In thousands, except share data)

	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$343,328	$82,714
Restricted cash	—	72,736
Accounts receivable, net	15,425	9,471
Deferred income taxes	20,738	51,492
Other current assets	63,217	34,806
Total current assets	442,708	251,219
Property and equipment:
Flight equipment	4,182	3,901
Ground and other equipment	46,608	39,441
Less accumulated depreciation	(27,580)	(24,013)
	23,210	19,329
Deposits on flight equipment purchase contracts	91,450	44,188
Prepaid aircraft maintenance to lessors	120,615	116,857
Long-term deferred income taxes	—	1,319
Security deposits and other long-term assets	67,830	42,845
Total assets	$745,813	$475,757
Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$15,928	$13,360
Air traffic liability	112,280	104,788
Other current liabilities	98,856	73,041
Current maturities of long-term debt and obligations, due to related parties	—	20,000
Current maturities of long-term debt and obligations, due to non-related parties	—	3,240
Total current liabilities	227,064	214,429
Deferred credits and other long-term liabilities	52,043	29,101
Due to related parties, less current maturities	—	245,621
Long-term debt, less current maturities	—	11,966
Mandatorily redeemable preferred stock	—	79,717
Shareholders’ equity (deficit)
Common stock: Class A common stock, $0.0001 par value, 0 and 25,000,000 shares authorized at December 31, 2011 and 2010, respectively; 0 and 20,848,847 shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	2
Common stock: Class B common stock, $0.0001 par value, 0 and 6,500,000 shares authorized at December 31, 2011 and 2010, respectively; 0 and 6,009,978 shares issued and outstanding as of December 31, 2011 and 2010, respectively	—	1
Common stock: Common stock, $.0001 par value, 240,000,000 and 0 shares authorized at December 31, 2011 and 2010, respectively; 61,954,576 and 0 issued and 61,946,361 and 0 outstanding as of December 31, 2011 and 2010, respectively	6	—
Common stock: Non-Voting common stock: $.0001 par value, 50,000,000 and 0 shares authorized at December 31, 2011 and 2010, respectively; 10,576,180 and 0 issued and outstanding as of December 31, 2011 and 2010, respectively	1	—
Additional paid-in-capital	496,136	676
Treasury Stock, at cost 8,215 shares in 2011 and 0 shares in 2010	(129)	—
Accumulated deficit	(29,308)	(105,756)
Total shareholders’ equity (deficit)	$466,706	$(105,077)
Total liabilities and shareholders’ equity (deficit)	$745,813	$475,757
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Operating activities:
Net income	$76,448	$72,481	$83,693
Adjustments to reconcile net income to net cash provided by operations:
Changes in fair value of open fuel hedge contracts	3,203	(2,064)	(1,449)
Gain on debt extinguishment	—	—	(19,711)
Non-cash restructuring credit charges, net	—	22	60
Equity based stock compensation, net	530	569	113
Allowance for doubtful accounts	27	(110)	109
Amortization of deferred gains, losses and debt issuance costs	(1,047)	(574)	(255)
Depreciation and amortization	7,760	5,620	4,924
Deferred income tax benefit (loss)	44,180	(52,811)	—
Loss on disposal of assets	255	77	1,010
Interest and dividends incurred but not paid	21,875	43,202	38,080
Capitalized interest	(2,890)	(1,491)	(951)
Changes in operating assets and liabilities:
Restricted cash	72,736	(20,196)	16,857
Accounts receivable	(5,728)	(1,014)	(2,450)
Prepaid maintenance reserves	(36,848)	(35,694)	(26,923)
Long-term deposits and other assets	(15,992)	(13,981)	(6,542)
Accounts payable	2,457	(2,007)	(6,566)
Air traffic liability	6,573	19,107	(3,239)
Other liabilities	(2,189)	16,132	(7,313)
Other	(152)	(235)	(380)
Net cash provided by operating activities	171,198	27,033	69,067
Investing activities:
Proceeds from sale of property and equipment	150	333	19,491
Pre-delivery deposits for flight equipment, net of refunds	(53,274)	(25,474)	(2,384)
Purchase of property and equipment, net	(14,093)	(5,325)	(14,778)
Net cash (used in) provided by investing activities	(67,217)	(30,466)	2,329
Financing activities:
Proceeds from issuance of debt	—	—	2,000
Proceeds from issuance of common stock, net of offering expenses	170,828	—	—
Proceeds from options exercised	423	—	—
Payments on debt and capital lease obligations	(18,221)	—	(2,239)
Proceeds from sale leaseback transactions	4,481	—	—
Repurchase of common stock	(886)	—	(43)
Debt issuance costs	8	—	(1,196)
Net cash provided by (used in) financing activities	156,633	—	(1,478)
Net increase (decrease) in cash and cash equivalents	260,614	(3,433)	69,918
Cash and cash equivalents at beginning of period	82,714	86,147	16,229
Cash and cash equivalents at end of period	$343,328	$82,714	$86,147
Supplemental disclosures
Cash payments for:
Interest paid	$10,562	$4,303	$12,177
Taxes paid	$1,477	$562	$1,974
Non-cash transactions:
Exchange of notes due to related parties for common stock	$279,206	$—	$—
Exchange of mandatorily redeemable preferred stock for common stock	$81,747	$—	$—
Liability and equity related to tax receivable agreement	$36,488	$—	$—
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Shareholders’ Equity (Deficit)
(In thousands)

	Class A Common Stock	Class B Common Stock	Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Total
Balance at December 31, 2008	$2	$1	$—	$—	$50	$(13)	$(261,930)	$(261,890)
Repurchase of common stock	—	—	—	—	—	(43)	—	(43)
Retirement of common stock	—	—	—	—	(56)	56		—
Share-based compensation	—	—	—	—	113	—	—	113
Net income	—	—	—	—	—	—	83,693	83,693
Balance at December 31, 2009	2	1	—	—	107	—	(178,237)	(178,127)
Share-based compensation	—	—	—	—	569	—	—	569
Net income	—	—	—	—	—	—	72,481	72,481
Balance at December 31, 2010	2	1	—	—	676	—	(105,756)	(105,077)
Conversion of Class A & B common stock to common stock	(2)	(1)	3	—	—	—	—	—
Proceeds from initial public offering, net	—	—	1	—	170,827	—	—	170,828
Conversion of debt to common stock	—	—	2	—	279,204	—	—	279,206
Conversion of preferred stock to common stock	—	—	1	—	81,746	—	—	81,747
Record liability under Tax Receivable Agreement	—	—	—	—	(36,522)	—	—	(36,522)
Share-based compensation	—	—	—	—	530	—	—	530
Repurchase of common stock	—	—	—	—	(757)	(129)	—	(886)
Conversion of common stock to non-voting common stock	—	—	(1)	1	—	—	—	—
Proceeds from options exercised	—	—	—	—	423	—	—	423
Net income	—	—	—	—	—	—	76,448	76,448
Other	—	—	—	—	9	—	—	9
Balance at December 31, 2011	$—	$—	$6	$1	$496,136	$(129)	$(29,308)	$466,706

See accompanying Notes to Financial Statements.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies
Basis of Presentation
Spirit Airlines, Inc. (Spirit or the Company) headquartered in Miramar, Florida, is an ultra low-cost, low-fare airline based in Fort Lauderdale, Florida that provides affordable travel opportunities principally throughout the domestic United States, the Caribbean and Latin America. The Company manages operations on a system-wide basis due to the interdependence of its route structure in the various markets served. As only one service is offered (i.e., air transportation), management has concluded that there is only one reportable segment.
Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of less than three months at the date of acquisition to be cash equivalents. Investments included in this category primarily consist of money market funds.
Restricted Cash
Restricted cash primarily consists of funds held by credit card processors as collateral for future travel paid with a credit card.
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets and amounts due from counterparties associated with fuel derivative instruments that have settled. The allowance for doubtful accounts represents the estimated losses expected to be incurred on receivables based on age and specific analysis.
The amount of accounts receivable write offs for 2011, 2010 and 2009 was not material. In addition, the recorded charges/(recoveries) related to the allowance for doubtful accounts for 2011, 2010 and 2009 were not material.
Inventories
Spare parts, materials, and supplies relating to flight equipment are carried at average acquisition cost and are expensed when used in operations. Allowances for obsolescence are provided over the estimated lease life of the related aircraft and engines (as 100% of the fleet is financed via operating leases) for spare parts expected to be on hand at the date aircraft are retired from service.
Deferred Offering Costs
The Company complies with the requirements of SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Deferred offering costs of approximately $4.0 million as of December 31, 2010 presented in the accompanying balance sheet in other current assets, consisted principally of legal, accounting, printing, and underwriting fees incurred through the balance sheet date related to an initial public offering (the IPO). A total of $6.1 million in deferred offering costs was charged to additional paid-in capital net of proceeds in connection with the consummation of the IPO in 2011.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of operating property and equipment is computed using the straight-line method applied to each unit of property, except on flight equipment (major rotable parts, avionics, and assemblies), which are depreciated on a group basis over the average life of the applicable equipment.

Notes to Financial Statements—(Continued)

The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Spare rotables and flight assemblies	Lesser of the useful life of equipment or average remaining fleet life to which applicable
Other equipment and vehicles	5 to 7 years
Equipment under capital lease	Lesser of useful life or lease term
Internally developed software	3 to 10 years
All aircraft and spare engines are operated through operating leases with terms of 6 to 12 years for aircraft and 7 to 12 years for spare engines. Residual values for major spare rotable parts, avionics, and assemblies are estimated to be 10%.
The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Depreciation	$5,186	$4,313	$3,901
Amortization of heavy maintenance	2,574	1,307	1,023
Total depreciation and amortization	$7,760	$5,620	$4,924
The Company capitalizes costs associated with internally developed and/or purchased software systems for new products, and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with and devote time to internal-use software projects. These costs are included in property and equipment.
Amortization of capitalized software development costs is charged to depreciation on a straight-line method basis. Amortization of capitalized software development costs was $2.0 million, $1.1 million, and $0.7 million for the years ended 2011, 2010, and 2009, respectively. The Company capitalized $3.3 million, $2.4 million, and $0.6 million, of software development costs during the years ended 2011, 2010, and 2009, respectively.
Measurement of Asset Impairments
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations, and estimated salvage values.
Capitalized Interest
Interest attributable to funds used to finance the acquisition of new aircraft is capitalized as an additional cost of the related asset. Capitalization of interest ceases when the asset is no longer being prepared for its intended use or is ready for service.
Manufacturer’s Credits
Spirit periodically receives incentives in connection with the acquisition of aircraft and engines. The price of the aircraft or engine is allocated to the aircraft and purchase incentives on a relative fair value basis at the time of delivery of the aircraft or other underlying purchase or when the services or other incentives are delivered, whichever is earlier. If the underlying contract is for multiple aircraft or engines, the incentives may be issued disproportionately to the aircraft or engines covered by the contract. Regardless of when the credit is issued, the total credits to be received are allocated proportionately to the contractually committed aircraft or engine deliveries. For purchase incentives received for aircraft acquired under direct

Notes to Financial Statements—(Continued)

operating leases, a deferred credit is recognized and amortized over the lease term on a straight-line basis as a reduction of aircraft rent expense.
Passenger Revenue Recognition
Tickets sold are initially deferred as “air traffic liability.” Passenger revenue is recognized at time of departure when transportation is provided. A nonrefundable ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel.
Customers may elect to change their itinerary prior to the date of departure. A change fee is assessed and recognized on the date the change is initiated and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. The amount remaining after deducting the change fee is called a credit shell which expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and the Company’s other service offerings. The amount of credits expected to expire is recognized as revenue upon issuance of the credit and is estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment.
The Company is also required to collect certain taxes and fees from customers on behalf of government agencies and airports and remit these back to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges, and foreign arrival and departure taxes. These items are collected from customers at the time they purchase their tickets, but are not included in passenger revenue. The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency or airport.
Frequent Flier Program
Flown Miles. The Company accrues for mileage credits earned by passengers, including mileage credits for members with an insufficient number of mileage credits to earn an award, under its FREE SPIRIT program based on the estimated incremental cost of providing free travel for credits that are expected to be redeemed. Incremental costs include fuel, insurance, security, ticketing, and facility charges reduced by an estimate of fees required to be paid by the passenger when redeeming the award.
Original Affinity Card Program. The Company also sells mileage credits to companies participating in the FREE SPIRIT program (or affinity card program). Under the original affinity card program, funds received from the sale of mileage credits are accounted for as a multiple element arrangement and allocated to a marketing component and a transportation component (mileage credits) using the residual method. The fair value of the transportation component is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided (historically estimated at 15 to 20 months and currently estimated at 16 months). The difference between the funds received and the fair value of the transportation component is recognized in non-ticket revenue at the time of sale as non-ticket marketing revenue. The marketing component represents the Company’s compensation for use of its trademark, customer lists and placement of marketing materials to encourage application for credit cards. Because there are no undelivered elements other than the mileage credits, the Company records the revenue from the marketing component when funds are received. The Company also receives bonuses from companies participating in the FREE SPIRIT program that are driven by the volume of the usage of the Company’s co-branded credit cards. The Company recognizes these bonuses as non-ticket revenue when payment is received (milestone method) as the milestones are substantive.
During the fourth quarter of 2010, the Company determined not to renew its agreement with the administrator of the FREE SPIRIT affinity credit card program at the scheduled expiration in February 2011. In connection with that non-renewal, the Company entered into an agreement with the former administrator regarding the transition of the program to a new provider and the remittance to the Company of compensation due to the Company for card members obtained through the Company’s marketing services in the amount of $5.0 million, of which $4.6 million was recognized in the fourth quarter of 2010 and $0.4 million was recognized in the first quarter of 2011.
New Affinity Card Program. The Company entered into a new affinity card program that became effective April 1, 2011. The agreement calls for the marketing of a co-branded Spirit credit card and the delivery of award miles over a five-year period. At the inception of the arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting using the criteria as set forth in ASU No. 2009-13. The Company determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists, and (iii) advertising and marketing efforts. Under ASU No. 2009-13, arrangement consideration should be allocated based on relative selling price. At inception of the arrangement, the Company established the relative selling price for all deliverables that qualified for separation. The manner in which the selling price was established was based on a hierarchy of evidence that the Company considered. Total arrangement consideration was then allocated to each deliverable on the basis of the

Notes to Financial Statements—(Continued)

deliverable’s relative selling price. In considering the hierarchy of evidence under ASU No. 2009-13, the Company first determined whether vendor specific objective evidence of selling price or third-party evidence of selling price existed. It was determined by the Company that neither vendor specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of the Company’s program. As such, the Company developed its best estimate of the selling price for all deliverables. For the award miles, the Company considered a number of entity-specific factors when developing the best estimate of the selling price including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions, and fees. For licensing of brand and access to member lists, the Company considered both market-specific factors and entity-specific factors including general profit margins realized in the marketplace/industry, brand power, market royalty rates, and size of customer base. For the advertising element, the Company considered market-specific factors and entity-specific factors including, the Company’s internal costs (and fluctuations of costs) of providing services, volume of marketing efforts, and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements will be recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles will be deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided (historically estimated at 15 to 20 months and currently estimated at 16 months). The Company used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions (e.g., cost of fare, number of miles to redeem awards, marketing plan, and approval rate of credit cards) could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. During 2011, the Company changed the expiration of its award miles from six months to three months, which contributed to a reduction of the estimated period the transportation is expected to be provided from 20 months to 16 months. The change in expiration period increased revenues by $0.2 million in 2011.
The following table illustrates total cash proceeds received from the sale of mileage credits and the portion of such proceeds recognized in revenue immediately as marketing component:

	Cash proceeds from sale of miles to non-airline third parties	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2011	$20,954	$16,580
December 31, 2010	20,748	10,576
December 31, 2009	12,008	5,209
The total liability for future FREE SPIRIT award redemptions and unrecognized revenue from the sale of mileage credits was $3.7 million and $7.1 million at December 31, 2011 and 2010, respectively. These balances are recorded as a component of air traffic liability in the accompanying balance sheets.
Non-ticket Revenue Recognition
Non-ticket revenues are generated from air travel-related fees paid by the ticketed passenger for, baggage, bookings through the Company’s call center or third-party vendors, advance seat selection, itinerary changes and loyalty programs. Non-ticket revenues also consist of services not directly related to providing transportation such as the FREE SPIRIT affinity credit card program, $9 Fare Club, and the sale of advertising to third parties on Spirit’s website and on board aircraft.
The following table summarizes the primary components of non-ticket revenue and the revenue recognition method utilized for each service or product:

Non-ticket revenue	Recognition method	Year Ended December 31,
		2011	2010	2009
		(in thousands)
Baggage	Time of departure	$168,290	$91,393	$63,222
Passenger usage fee	Time of departure	71,757	47,367	20,596
Advance seat selection	Time of departure	42,112	32,512	18,819
Change fees	When itinerary is changed	25,927	23,120	23,561
Other		73,450	48,904	37,658
Non-ticket revenue		$381,536	$243,296	$163,856

Notes to Financial Statements—(Continued)

Fees for services recognized at time of departure are initially recorded as a liability until time of departure. The passenger usage fee is charged for tickets sold through the Company’s primary sales distribution channels, to cover the Company’s distribution costs. The primary sales distribution channels for which passenger usage fees are charged include sales through the Company’s website, sales through the third-party provided call center, and sales through travel agents; the Company does not charge a passenger usage fee for sales made at its airport ticket counters. Other non-ticket revenues include revenues from other air related charges as well as non-air related charges. Other air related charges include optional services and products provided to passengers such as onboard products, travel insurance, use of the Company’s call center or travel agents, pet fees, and unaccompanied minor fees, among others. Non-air related charges primarily consist of revenues from advertising on the Company’s aircraft and website, the Company’s $9 Fare Club subscription-based membership program, and the Company’s FREE SPIRIT affinity credit card program.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul and repair under the deferral method whereby the cost of heavy maintenance and major overhaul and repair is deferred and amortized based on usage through the next overhaul event.
Amortization of heavy maintenance and major overhaul costs is charged to depreciation and amortization expense and was $2.6 million and $1.3 million for the years ended 2011 and 2010, respectively. During the years ended 2011 and 2010, the Company deferred $22.1 million and $5.2 million, respectively, of costs for heavy maintenance.
The Company outsources certain routine, non-heavy maintenance functions under contracts that require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are expensed based on contractual payment terms. All other costs for routine maintenance of the airframes and engines are charged to expense as performed.
The table below summarizes the extent to which the Company’s maintenance costs are rate capped due to flight hour maintenance contracts:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Flight hour-based maintenance expense	$21,974	$16,683	$14,428
Non-flight hour-based maintenance expense	13,579	11,506	13,108
Total maintenance expense	$35,553	$28,189	$27,536
During the quarter ended December 31, 2010, the Company renegotiated a supplier contract resulting in a reduction of operating expenses of $1.0 million for amounts accrued in prior years.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated “into-plane” costs, taxes, oil, and all gains and losses associated with fuel hedge contracts.
Derivative Instruments
The Company accounts for derivative financial instruments at fair value and recognizes them in the balance sheet in other current assets or other current liabilities. For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. For the years ended 2011, 2010 and 2009, the Company did not hold derivative instruments that qualified as cash flow hedges. As a result, changes in the fair value of such derivative contracts were recorded within aircraft fuel expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of unsettled derivative instruments at the end of each period.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses were $2.5 million, $4.0 million, and $2.3 million for the years ended 2011, 2010 and 2009, respectively.

Notes to Financial Statements—(Continued)

Income Taxes
The Company accounts for income taxes using the liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized.
Interest Expense
Related-party interest expense incurred during 2011, 2010 and 2009 was $21.0 million, $44.6 million, and $39.3 million, respectively, and consisted primarily of paid-in-kind interest on tranche notes due to related parties and preferred stock dividends due to related parties. Non-related party interest expense during 2011, 2010 and 2009 was $3.8 million, $5.7 million and $7.6 million, respectively.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. Restricted stock awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. To the extent a market price was not available, the fair value of stock awards was estimated using a discounted cash flow analysis based on management’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that management uses to manage the Company’s business. The fair value of share option awards is estimated on the date of grant using the Black-Scholes valuation model. See Note 9.
Concentrations of Risk
The Company’s business has been, and may continue to be, adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel was the Company’s single largest expenditure representing approximately 42%, 35%, and 31% of total operating expenses in 2011, 2010, and 2009, respectively.
The Company’s operations are largely concentrated in the southeast United States with Fort Lauderdale being the highest volume fueling point in the system. Gulf Coast Jet indexed fuel is the basis for a substantial majority of the Company’s fuel consumption. Any disruption to the oil production or refinery capacity in the Gulf Coast, as a result of weather or any other disaster or disruptions in supply of jet fuel, dramatic escalations in the costs of jet fuel, and/or the failure of fuel providers to perform under fuel arrangements for other reasons could have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s operations will continue to be vulnerable to weather conditions (including hurricane season or snow and severe winter weather), which could disrupt service, create air traffic control problems, decrease revenue, and increase costs.
Due to the relatively small size of the fleet and high utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on the Company’s business, results of operations, and financial condition.
The Company has three union-represented employee groups that together represent approximately 52% and 50% of all employees at December 31, 2011 and 2010, respectively. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 17.

2.	Recent Accounting Developments
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 18). ASU 2011-04 is effective for the Company in the first quarter of fiscal 2012 and should be applied prospectively. The Company is currently evaluating the impact of ASU 2011-04 on its financial position, results of operations, cash flows and disclosures.

Notes to Financial Statements—(Continued)

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements Disclosures, which amends Subtopic 820-10 of the FASB Accounting Standards Codification to require new disclosures for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Level 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances, and settlements to be presented separately (i.e., present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This update clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. Certain provisions requiring new disclosures and clarifications of existing disclosures of the guidance are effective for interim and reporting periods beginning after December 15, 2009. Certain other provisions for new disclosures are effective for fiscal years beginning after December 15, 2010. Adoption of those provisions of the accounting guidance that became effective for this interim period has resulted in new fair value disclosures. See related fair value disclosures in Note 18.
In October 2009, the FASB issued an Accounting Standards Update (ASU No. 2009-13) pertaining to multiple-deliverable revenue arrangements. The new guidance affects accounting and reporting for companies that enter into multiple-deliverable revenue arrangements with their customers when those arrangements are within the scope of ASC 605-25, Revenue Recognition—Multiple-Element Arrangements. ASU No. 2009-13 eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. The new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. On January 1, 2011, the Company adopted ASU No. 2009-13 and effective April 1, 2011, the Company entered into a new revenue arrangement. The amount of revenue that would have been recognized during 2011 if the new revenue arrangement were subject to the previous acceptable guidance (residual method) is not materially different compared to the revenue recognized applying ASU No. 2009-13. See New Affinity Card Program disclosures in Note 1.

3.	Special Charges
Special charges in the Company's Statement of Operations for the years ended 2011 and 2010 were $3.2 million and $0.6 million, respectively, which was primarily made up of termination, restructuring and secondary offering costs.
Termination Costs
In 2011, the Company incurred termination costs of $2.3 million in connection with its initial public offering of common stock during the second fiscal quarter, which included $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with the Company and $0.5 million paid to three individual, unaffiliated holders of the Company’s subordinated notes.
Restructuring Costs
In 2010, in an effort to gain efficiencies, the Company relocated all of its Detroit, Michigan maintenance operations to Fort Lauderdale, Florida, the Company’s largest city of operations. The restructuring included the closure of facilities in Detroit, relocation of equipment and tools, and the relocation and reduction of workforce. The Company determined the relocation of these facilities and the planned relocation and reduction of certain employees met the requirement of an exit activity. Included within Special charges in the Company's Statement of Operations for the twelve months ended December 31, 2011 and 2010 were $0.2 million and $0.9 million, respectively, resulting from the Detroit move.
Secondary Offering Costs
In 2011, the Company incurred $0.8 million consisting principally of legal, accounting, printing, and filing fees connected with the secondary offering which was consummated on January 25, 2012. The Company did not receive any proceeds from the secondary offering.

4.	Letters of Credit
In connection with agreements with certain airports, the Company is required to post letters of credit, which totaled $0.2 million and $4.0 million as of December 31, 2011 and 2010, respectively. The issuing banks require that the Company deposit funds at those banks to cover the amounts that could be drawn under the letters of credit. These funds are generally invested in money market accounts and are classified as long-term assets within security deposits and other long-term assets. Additionally, as of December 31, 2011, the Company had a $10.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $7.1 million had been drawn upon for issued letters of credit.

Notes to Financial Statements—(Continued)

5.	Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage fees, and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations.
As of December 31, 2010, the Company had advance ticket sales and $9 Fare Club memberships purchased with credit cards of approximately $101.1 million. The Company was in compliance with its credit card processing agreements, and the required holdback was $87.7 million, which was partially offset by a letter of credit (LC), issued in favor of the processor in the amount of $15.0 million. As such, as of December 31, 2010, the processors were holding back $72.7 million of remittances after considering the letter of credit (LC), issued in favor of the processor.
During 2011, the Company amended its processing agreements with all of its processors. Prior to the amendments, the credit card processors required the Company to maintain cash collateral equal to approximately 100% of the Company's air traffic liability. The amendments were approved in light of the Company's improved balance sheet as a result of the recently completed IPO, the related recapitalization and the elimination of the holdback held by the credit card processors, effectively bringing the Company's restricted cash balance to zero, provided that the Company continues to satisfy certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2011, the Company continued to be in compliance with its credit card processing agreements, and the processors were holding back $0 of remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2011 and 2010, was $115.2 million and $86.1 million, respectively.

6.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2011 and 2010 consist of the following:

	As of December 31,
	2011	2010
	(in thousands)
Current portion of Tax Receivable Agreement	$27,399	$—
Federal excise and other passenger taxes and fees payable	17,813	19,035
Salaries and wages	17,123	14,842
Aircraft maintenance	7,816	10,909
Airport expenses	10,682	9,523
Interest	1,142	6,885
Aircraft and facility rent	7,206	4,455
Restructuring	329	549
Other	9,346	6,843
Accrued liabilities	$98,856	$73,041
During 2010, based on new information that became available to the Company, a liability previously recorded was reduced by $1.0 million resulting in recognition of $0.7 million within other operating and $0.3 million within salaries, wages, and benefits expenses in the statement of operations.

7.	Common Stock and Preferred Stock
The Company’s amended and restated certificate of incorporation dated June 1, 2011, authorizes the Company to issue up to 240,000,000 shares of common stock, $0.0001 par value per share, 50,000,000 shares of non-voting common stock, $0.0001 par value per share, and 10,000,000 shares of preferred stock, $0.0001 par value per share. All of the Company’s issued and outstanding shares of common stock and preferred stock are duly authorized, validly issued, fully paid and non-assessable. The Company’s shares of common stock and non-voting common stock are not redeemable and do not have preemptive rights.

Notes to Financial Statements—(Continued)

Common Stock
Dividend Rights. Holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds ratably with shares of the Company’s non-voting common stock, subject to preferences that may be applicable to any then outstanding preferred stock and limitations under Delaware law.
Voting Rights. Each holder of the Company’s common stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. The Company’s stockholders do not have cumulative voting rights in the election of directors. Accordingly, holders of a majority of the voting shares are able to elect all of the directors properly up for election at any given stockholders’ meeting.
Liquidation. In the event of the Company’s liquidation, dissolution or winding up, holders of the Company's common stock will be entitled to share ratably with shares of the Company’s non-voting common stock in the net assets legally available for distribution to stockholders after the payment of all of the Company’s debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then outstanding shares of preferred stock.
Rights and Preferences. Holders of the Company’s common stock have no preemptive, conversion, subscription or other rights, and there are no redemption or sinking fund provisions applicable to the Company’s common stock. The rights, preferences and privileges of the holders of the Company’s common stock are subject to and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate in the future.
Non-Voting Common Stock
Dividend Rights. Holders of the Company’s non-voting common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors out of legally available funds ratably with shares of the Company’s common stock, subject to preferences that may be applicable to any then outstanding preferred stock and limitations under Delaware law.
Voting Rights. Shares of the Company’s non-voting common stock are not entitled to vote on any matters submitted to a vote of the stockholders, including the election of directors, except to the extent required under Delaware law.
Conversion Rights. Shares of the Company’s non-voting common stock will be convertible on a share-for-share basis into common stock at the election of the holder.
Liquidation. In the event of the Company’s liquidation, dissolution or winding up, holders of the Company’s non-voting common stock will be entitled to share ratably with shares of the Company’s common stock in the net assets legally available for distribution to stockholders after the payment of all of the Company’s debts and other liabilities and the satisfaction of any liquidation preference granted to the holders of any then outstanding shares of preferred stock.
Rights and Preferences. Holders of the Company’s non-voting common stock have no preemptive, conversion, subscription or other rights, and there are no redemption or sinking fund provisions applicable to the Company’s common stock. The rights, preferences and privileges of the holders of the Company’s common stock are subject to and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate in the future.
On December 7, 2011, the Company entered into a Stock Distribution Agreement with Indigo Miramar LLC and its members. Pursuant to the Stock Distribution Agreement 10,576,180 shares of outstanding common stock were exchanged on a share-for-share basis for shares of non-voting common stock. As of December 31, 2011, there has been no change to the number of outstanding non-voting common stock.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The Company’s issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. As of December 31, 2011, there were no shares of preferred stock outstanding.

Notes to Financial Statements—(Continued)

Prior to the Company’s IPO and related recapitalization on June 1, 2011, there were issued and outstanding 100,000 shares of Class A preferred stock, 2,850 shares of Class B preferred stock, 20,848,847 shares of Class A common stock and 5,964,489 shares of Class B common stock. In the recapitalization consummated on June 1, 2011, all shares of preferred stock and all notes not repaid with the net proceeds received by the Company in the IPO were exchanged for shares of common stock in accordance with the Recapitalization Agreement. In addition, each share of Class B common stock was exchanged for one share of common stock.

8.	Redeemable Preferred Stock
Prior to the closing of the Company’s IPO and the transactions contemplated by the Recapitalization Agreement on June 1, 2011, the Company had authority to issue up to 1,000,000 shares of preferred stock, with a par value of $0.0001, of which 125,000 shares were designated Class A preferred stock and issued with a liquidation value of $1,000 per share and a dividend rate of 5%, compounded quarterly, and 5,000 shares were designated as Class B preferred stock and 2,850 shares were issued with a liquidation value of $1,000 per share and a dividend rate of 17%, compounded quarterly. Prior to the liquidation preference adjustments discussed below, all shares of Class A preferred stock were held by Indigo and Oaktree, and all shares of Class B preferred stock were held by other non-controlling shareholders. The remaining 870,000 authorized shares could have been designated and issued from time to time in one or more series, as decided by the Board of Directors. The dividend rates for the Class A and Class B preferred stock are per annum and applied to the sum of their respective liquidation value per share plus all accumulated and unpaid dividends whether or not they have been declared and whether or not there are profits, surplus, or other funds legally available for payment. Neither series of preferred stock was, by its terms, convertible into or exchangeable for any other property or securities of the Company, and neither series had voting rights. The Class A and B preferred stock were both subject to mandatory redemption on the earlier of July 1, 2012, or a change of control. As such, the Company’s preferred stock was classified as mandatorily redeemable preferred stock (a liability) in the accompanying balance sheets and dividends were recorded as interest expense in the accompanying statements of operations.
With respect to dividend distributions and upon liquidation of the corporation, Class B preferred stock ranked senior to all other classes of stock, followed by Class A preferred stock, and lastly, common stock.
The liquidation preference of the Class A preferred stock was subject to adjustments as follows:

•
If a new collective bargaining agreement between the Company and its pilots had not been ratified by or before January 1, 2008, the liquidation value of the Class A preferred stock would be reduced by $22.5 million and any accrued and unpaid dividends corresponding to the liquidation value reduction would be eliminated. Additionally, pursuant to the terms of a Put and Escrow Agreement among the Company and its major shareholders dated July 13, 2006, if this liquidation value adjustment was triggered, the 25,000 shares of Class A preferred stock owned by Indigo must be returned to the Company, whereupon such shares were to be cancelled and any accrued and unpaid dividends corresponding to such cancelled shares were to be eliminated.

•
If, as of December 31, 2009, the net cost to the Company related to the return of MD-80 aircraft, over the period from January 1, 2006 through December 31, 2009, exceeded a target threshold of $20.7 million, the liquidation value of the Class A preferred stock would be reduced by the amount of such excess (and accrued and unpaid dividends corresponding to such reduction amount would be eliminated), subject to a maximum reduction of $30.0 million.

•
The liquidation value of the Class A preferred stock would be reduced by the amount equal to the aggregate principal amount of additional Tranche B notes purchased by Indigo after July 13, 2006 (see Note 11).

The following table represents the distribution of ownership of the Class A preferred stock as of December 31, 2006, prior to any liquidation value adjustment events:

	Class A Preferred Stock as of December 31, 2006
	Outstanding Shares	% of Shares Owned	Liquidation Value per Share	Liquidation Value *
	(in thousands except share and per share amounts)
Oaktree	100,000	80%	$1,000	$100,000
Indigo	25,000	20%	1,000	25,000
Total Class A preferred stock	125,000	100%		$125,000

*	Liquidation value does not include accrued and unpaid dividends.

Notes to Financial Statements—(Continued)

As of January 1, 2008, there was no new collective bargaining agreement with the Company’s pilots. Accordingly, Indigo returned all 25,000 shares of its Class A preferred stock, which were then cancelled by the Company along with any accrued and unpaid dividends thereon. After giving effect to this cancellation, the liquidation value of the remaining 100,000 outstanding shares of Class A preferred stock was reduced by an aggregate $22.5 million, or from $1,000 to $775 per share, and accrued and unpaid dividends corresponding to the liquidation value reduction were eliminated. The Company recognized as debt extinguishment a net gain of $50.7 million, effective January 1, 2008, on the cancellation of shares and liquidation value adjustment, including the elimination of $3.6 million of corresponding accrued and unpaid dividends. After January 1, 2008, all Class A preferred stock is held by Oaktree.
The following tables illustrate the execution of the Put and Escrow Agreement and liquidation value adjustment of the remaining Class A preferred stock triggered by not having a collective bargaining agreement as of January 1, 2008:

	Execution of Put and Escrow Agreement
	Transfer of Indigo Class A Preferred Stock to Spirit	Outstanding Shares	Liquidation Value per Share	Liquidation Value *
	(in thousands except share and per share amounts)
Oaktree	—	100,000	$1,000	$100,000
Indigo	(25,000)	—	N/A	—
Total Class A preferred stock	(25,000)	100,000		$100,000

*	Liquidation value does not include accrued and unpaid dividends.

	$22.5 Million Liquidation Value Adjustment
	Outstanding Shares	Liquidation Value Prior to Adjustment	Liquidation Value Adjustment	Liquidation Value per Share After Adjustment	Liquidation Value as of January 1, 2008 *
	(in thousands except share and per share amounts)
Oaktree	100,000	$100,000	$(22,500)	$775	$77,500
Indigo	—	—	—	—	—
Total Class A preferred stock	100,000	$100,000	$(22,500)		$77,500

*	Liquidation value does not include accrued and unpaid dividends.
On December 28, 2008, Indigo purchased an additional $2.7 million of Tranche B notes and triggered a liquidation value adjustment. Accordingly, the Company recognized as debt extinguishment a net gain of $3.0 million, effective December 28, 2008, on the liquidation value adjustment, including the elimination of $0.3 million of corresponding accrued and unpaid dividends.
The following table illustrates the liquidation adjustment as triggered by the additional Tranche B notes purchased:

	$2.7 Million Liquidation Value Adjustment
	Outstanding Shares	Liquidation Value Prior to Adjustment	Liquidation Value Adjustment	Liquidation Value per Share After Adjustment	Liquidation Value as of December 31, 2008 *
	(in thousands except share and per share amounts)
Oaktree	100,000	$77,500	$(2,679)	$748	$74,821
Indigo	—	—	—	—	—
Total Class A preferred stock	100,000	$77,500	$(2,679)		$74,821

*	Liquidation value does not include accrued and unpaid dividends.
As of December 31, 2009, the net cost related to the disposal of MD-80 aircraft exceeded the $20.7 million target threshold by $16.7 million and as a result triggered a liquidation value adjustment, which resulted in a debt extinguishment gain of $19.7 million on December 31, 2009, including the elimination of $3.1 million of accrued and unpaid dividends.

Notes to Financial Statements—(Continued)

The following table illustrates the liquidation adjustment as triggered by the excess of MD-80 charges over the target:

	$16.7 Million Liquidation Value Adjustment
	Outstanding Shares	Liquidation Value Prior to Adjustment	Liquidation Value Adjustment	Liquidation Value per Share After Adjustment	Liquidation Value as of December 31, 2009 *
	(in thousands except share and per share amounts)
Oaktree	100,000	$74,821	$(16,664)	$582	$58,157
Indigo	—	—	—	—	—
Total Class A preferred stock	100,000	$74,821	$(16,664)		$58,157

*	Liquidation value does not include accrued and unpaid dividends.
As of December 31, 2010, accrued and unpaid dividends for the Class A and Class B preferred stock totaled $14.5 million and $4.2 million, respectively. The maximum amount the Company could be required to pay to redeem the Class A and Class B preferred stock as of the mandatory redemption date of July 1, 2012, is estimated to be $78.6 million and $9.2 million, respectively.
During the years ended 2010 and 2009, Class A preferred stock accrued dividends of $3.5 million or $35.21 per share and $4.3 million or $43.10 per share, respectively, while the Class B preferred stock accrued dividends of $1.1 million or $381.04 per share and $0.9 million or $322.60 per share, respectively.
In connection with the closing of the IPO, the Company consummated the transaction contemplated by the Recapitalization Agreement on June 1, 2011, which resulted in the repayment or exchange for common stock of all of the Company’s notes and preferred stock (see Note 20).

9.	Stock-Based Compensation
The Company’s board of directors adopted, and the Company’s stockholders approved, the Amended and Restated 2005 Incentive Stock Plan, or the 2005 Stock Plan, effective January 1, 2008. The total number of shares of common stock authorized for issue pursuant to awards granted under the 2005 Stock Plan was 2,500,000 shares. The 2005 Stock Plan provided for the grant of non-qualified stock options, stock appreciation rights, restricted stock, performance shares, phantom stock, restricted stock units and other awards that are valued in whole or in part by reference to the Company’s stock.
On May 9, 2011, the Company’s board of directors adopted, and the Company’s stockholders approved, the 2011 Equity Incentive Award Plan, or 2011 Plan. The principal purpose of the 2011 Plan is to attract, retain and engage selected employees, consultants and directors through the granting of stock-based compensation awards and cash-based performance bonus awards. Under the 2011 Plan, 3,000,000 shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance awards and other stock-based awards, plus the number of shares remaining available for future awards under the Company’s 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under the Company’s 2005 Stock Plan that are forfeited or lapse unexercised and which, following the effective date of the 2011 Plan, are not issued under the 2005 Stock Plan. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of December 31, 2011, 3,336,614 shares of the Company’s common stock remained available for future issuance under the 2011 Plan.
Restricted stock awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. Granted shares vest 25% per year on each anniversary of issuance. Compensation expense is recognized on a straight-line basis over the requisite service period.
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant and graded vest based on four years of continuous service and have 10-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black-Scholes model. For option grants during 2011, the Company’s weighted average assumptions for expected volatility, dividends, term, and risk-free interest rate were 46.25%, 0%, 6.25 years and 2.03%, respectively. For option granted during 2010, the Company’s weighted average assumptions for expected volatility, dividends, term, and risk-free interest rate were 51.6%, 0%, 6.25 years and 2.12%, respectively. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based

Notes to Financial Statements—(Continued)

upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option. There were no grants of option awards prior to 2010.
To the extent a market price was not available, the fair value of the Company’s common stock was estimated using a discounted cash flow analysis and market multiples, based on management’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates management uses to manage the Company’s business. Share-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations amounted to $0.5 million, $0.6 million and $0.1 million for 2011, 2010, and 2009, respectively. During the years ended 2011, 2010, and 2009, there was no tax benefit recognized in income.
A summary of share option activity under the plan as of December 31, 2011, and changes during 2011 are presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2010	469,000	7.89	9.3	910
Granted	101,000	12.13
Exercised	(54,250)	7.80
Forfeited or expired	(203,750)	7.80
Outstanding at December 31, 2011	312,000	9.33	8.9	1,946
Exercisable at December 31, 2011	52,375	8.00	8.6	397
Vested or Expected to Vest at December 31, 2011	293,811	9.29	8.9	1,846
The weighted-average fair value of option awards granted during the years ended December 31, 2011 and December 31, 2010 was $5.73 and $4.06 per share, respectively. There were no options granted during the year ended December 31, 2009. The total intrinsic value of share options exercised during the year ended December 31, 2011 was $0.2 million. There were no options exercised during the years ended December 31, 2010 or 2009.
A summary of the status of the Company’s restricted stock awards as of December 31, 2011 and changes during the year ended 2011 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2010	573,250	$1.12
Granted	—	—
Vested	(283,126)	0.81
Forfeited	(18,125)	1.09
Outstanding at December 31, 2011	271,999	$1.43
The weighted-average fair value of restricted stock awards granted during the years ended 2010 and 2009 was $6.39 per share, and $1.10 per share, respectively. There were no restricted stock awards granted during the year ended December 31, 2011. The total fair value of shares vested during the years ended 2011, 2010 and 2009, was $3.2 million, $2.2 million, and $0.2 million, respectively.
As of December 31, 2011, there was $1.3 million total unrecognized compensation cost related to nonvested shares and options granted under the plan expected to be recognized over a weighted-average period of 2.6 years.

Notes to Financial Statements—(Continued)

10.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per common share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2011	2010	2009
	(in thousands, except for share and per share amounts)
Numerator
Net income	$76,448	$72,481	$83,693
Denominator
Weighted-average shares outstanding, basic	53,240,898	26,183,772	25,910,766
Effect of dilutive stock awards	274,450	506,083	404,355
Adjusted weighted-average shares outstanding, diluted	53,515,348	26,689,855	26,315,121
Net Income per Share
Basic earnings per common share	$1.44	$2.77	$3.23
Diluted earnings per common share	$1.43	$2.72	$3.18
The Company has excluded 70,268 shares from its calculations of diluted earnings per common share in 2011 as they represented antidilutive stock awards for the respective period. There were no shares excluded in 2010 or 2009.

11.	Related-Party Debt and Transactions
As of December 31, 2011 and 2010, the following amounts were due to related parties (in thousands):

	As of December 31,
	2011	2010

Tranche A notes payable bearing interest at 17% due April 30, 2012, except for $20.0 million of Tranche A notes which are due December 30, 2011. Secured*. Accrued interest at December 31, 2010 and 2011 was $0 and $0 million, respectively	$—	$137,360
Tranche B notes payable bearing interest at 17% due April 30, 2012. Secured*. Accrued interest at December 31, 2010 and 2011 was $0 and $0 million, respectively	—	128,261
Total due to related parties	$—	$265,621

*	Secured by accounts receivable, inventory, property and equipment, not including airframes or engines.
In connection with the closing of the IPO, the Company consummated the transaction contemplated by the Recapitalization Agreement on June 1, 2011, which resulted in the repayment or exchange for common stock of all of the Company’s notes and preferred stock (see Note 20).
All Tranche A and B notes were held by Indigo and Oaktree. Interest on these notes was not paid in cash but accrued on a periodic basis on both the Tranche A and Tranche B notes at a rate of 17% per annum, compounded annually on December 31. All Tranche A and Tranche B notes would have matured on April 30, 2012 except for $20.0 million of Tranche A notes which were due December 30, 2011.
Tranche A and B notes and approximately $3.2 million of other secured notes due to unrelated parties had a first-priority security interest in substantially all assets of the company (the “Security Package”). Certain other secured notes held by unrelated parties, aggregating approximately $12.0 million in principal amount, had a second-priority security interest in the Security Package. Pursuant to intercreditor and other security agreements, the holders of Tranche A and B notes, and of the $3.2 million of other secured notes, agreed to:

Notes to Financial Statements—(Continued)

•	Permit a first-priority interest in the Security Package to the payee of reimbursement obligations under the LC described in Note 5, and

•
Restrict their right to receive repayment of principal and, except for the $3.2 million of secured notes, current payment of interest on the obligations owed to them prior to the full discharge of, the Company’s reimbursement obligations under the LC.

Pursuant to the terms of the securities purchase agreement covering the Tranche A and Tranche B notes, if the Company’s unrestricted cash balance fell below a stated level, Indigo could have elected to require the Tranche B holders to purchase, on a pro rata basis, up to $16.8 million in additional Tranche B notes. During 2009, unrestricted cash was above the minimum stated level. However in 2008, the level of unrestricted cash fell below the stated level, and the Tranche B holders amended the securities purchase agreement to provide for the full amount of the $16.8 million as follows:

•	The Tranche B holders funded $5.0 million in cash in exchange for additional Tranche B notes, and

•
The Tranche B holders provided a guarantee of up to $11.8 million in favor of an investment banking firm in connection with the renewal in December 2008 of the letter of credit facility that serves to reduce the cash collateral the Company was required to maintain with credit card processors. The Company was obligated to pay to the guarantors a commitment fee on the amount of this guarantee, at a rate of 17% per annum, which became due upon the expiration of the LC on April 30, 2011.

The Company’s principal stockholders provided certain consulting services to the Company for a management fee of $0.8 million in each of 2010 and 2009. For the year ended December 31, 2011, the Company expensed $0.3 million related to these consulting services. In addition, in 2009, the Company reimbursed one of its stockholders for $0.7 million of professional expenses incurred in connection with strategic projects involving the Company. These fees are recorded in “other operating expenses” in the accompanying statements of operations.

12.	Debt and Other Obligations
As of December 31, 2011 and 2010, the following notes were due to unrelated parties (in thousands):

	As of December 31,
	2011	2010

Notes payable bearing interest at 8.75% per annum due April 30, 2012. Unsecured. Accrued interest at December 31, 2011 and 2010 of $0 and $38, respectively.	$—	$5,056
Notes payable bearing interest at 8.70% to 19.00% per annum due April 30, 2012, except for $1.8 million of notes due and payable upon the termination of the Company’s letter of credit facility on April 30, 2011. Secured*. Accrued interest at December 31, 2011 and 2010 of $0 and $55, respectively.	—	5,492
Notes payable bearing interest at Prime plus 0.95% to 1.75% (4.20% to 5.00% at December 31, 2010) due April 30, 2012, except for $1.4 million of notes due and payable upon the termination of the Company’s letter of credit facility on April 30, 2011. Secured*. Accrued interest at December 31, 2011 and 2010 of $0 and $19, respectively.	—	4,658
Total due to unrelated parties	$—	$15,206

*	Secured by accounts receivable, inventory, property, and equipment, not including airframes or engines.
In connection with the closing of the IPO, the Company consummated the transaction contemplated by the Recapitalization Agreement on June 1, 2011, which resulted in the repayment or exchange for common stock of all of the Company’s notes and preferred stock (see Note 20). As of December 31, 2011, there was no outstanding long term debt or long term obligation.
As described in Note 5, an investment banking firm provided an LC in favor of one of the Company’s credit card processors, which served to reduce the amount of cash collateral that would otherwise be required to be maintained. In 2009, the LC was renewed for a year, and in 2010 the LC was extended until April 30, 2011. As of December 31, 2010, the amount of the LC was $15.0 million. On April 29, 2011, the Company extended its letter of credit facility until April 30, 2014 and increased the amount to $30.0 million. On June 1, 2011, the Company terminated the LC.

Notes to Financial Statements—(Continued)

The Company has a line of credit for $8.6 million and $3.6 million related to corporate credit cards, of which the Company had drawn $2.4 million and $2.5 million as of December 31, 2011 and December 31, 2010, respectively.
In addition, the Company has undrawn lines of credit with two counterparties to its jet fuel derivatives in the amount of $8.0 million and $1.0 million as of December 31, 2011 and 2010 respectively. The Company is required to post collateral for any excess above the line of credit if the derivatives are in a net liability position.

13.	Leases and Prepaid Maintenance Deposits
The Company leases various types of equipment and property, primarily aircraft, spare engines and airport facilities under leases, which expire in various years through 2032. Lease terms are generally 6 to 12 years for aircraft and up to 24 years for other leased equipment and property.
Total rental expense for all leases charged to operations for the years ended 2011, 2010, and 2009 was $139.1 million, $122.7 million, and $110.1 million, respectively. Total rental expense charged to operations for aircraft and engine operating leases for the years ended December 31, 2011, 2010, and 2009 was $116.5 million, $101.3 million, and $90.0 million, respectively.
The Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s performance of major maintenance activities. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft.
At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits. Maintenance deposits expected to be recovered from lessors are reflected as prepaid maintenance deposits in the accompanying balance sheets. When it is not probable the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. As of December 31, 2011 and 2010, the Company had prepaid aircraft maintenance to lessors of $168.8 million and $132.0 million, respectively, on its balance sheets of which $48.2 million and $15.1 million, respectively, are included within other current assets on our balance sheets. The Company has concluded that these prepaid maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
The Company’s master lease agreements also provide that most maintenance reserves held by the lessor at the expiration of the lease are nonrefundable to the Company and will be retained by the lessor. Consequently, any usage-based maintenance reserve payments after the last major maintenance event are not substantively related to the maintenance of the leased asset and therefore are accounted for as contingent rent. The Company accrues for contingent rent beginning when it becomes probable and reasonably estimable the Company will incur such nonrefundable maintenance reserve payments. The Company makes certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor, and the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor. The Company expensed $1.5 million, $0 million, and $0.2 million as supplemental rent during 2011, 2010, and 2009, respectively. Maintenance reserves held by lessors that are refundable to the Company at the expiration of the lease are accounted for as prepaid maintenance deposits on the balance sheet when they are paid.
At December 31, 2011, the Company had its entire fleet of 37 aircraft and six spare engines financed under operating leases with lease term expiration dates ranging from 2017 to 2023. Five of the leased aircraft have variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate). The Company has the option to renew 17 of the leases for three-year periods with contractual notice required in the 10th year. Nine of the aircraft leases and all of the engine leases were the result of sale-lease-back transactions. Deferred gains or losses from sale-lease-back transactions are amortized over the term of the lease as a reduction in rent or additional rent, respectively. Losses are deferred when the fair value of the aircraft or engine is higher than the price it was sold for, in substance, a prepayment of rent. A loss on disposal is recorded at the time of sale for the excess of the carrying amount over the fair value of the aircraft or engine. The costs of returning aircraft to lessors, or lease return conditions, are accounted for in a manner similar to the accounting for contingent rent. These costs are recognized over the remaining life of the lease as aircraft hours accumulate, beginning from the time when the Company determines it is probable such costs will be incurred and can generally be estimated. Such estimated costs exclude the costs of

Notes to Financial Statements—(Continued)

maintenance events that are covered by reserves on deposit with the relevant lessor, or routine maintenance costs that are recorded in maintenance expense.
During 2011, the Company entered into sale and leaseback transactions with third party aircraft lessors for the sale and leaseback of two Airbus A320 aircraft and one spare engine which resulted in deferred losses of $10.6 million, which are included in security deposits and other long term assets within the balance sheet. The deferred losses will be recognized as rent expense on a straight line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $6.7 million in pre-delivery deposits from Airbus. The refunded pre-delivery deposits have been disclosed in the statement of cash flows as investing activities within pre-delivery deposits, net of refunds. On the engine sale and leaseback, the Company took delivery of the engine and subsequently completed a sale and leaseback of the engine. Cash outflows related to the purchase of the engine have been disclosed in the statement of cash flows as investing activities within purchases of property and equipment and the cash inflows from the sale of the engine as financing activities within proceeds received on sale lease back transactions. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2011 were as follows:

	Operating Leases
As of December 31,	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating Leases
	(in thousands)
2012	$138,532	$8,372	$146,904
2013	144,476	7,781	152,257
2014	144,494	5,711	150,205
2015	144,879	3,115	147,994
2016	145,725	1,025	146,750
2017 and thereafter	434,811	14,825	449,636
Total minimum lease payments	$1,152,917	$40,829	$1,193,746

14.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments, primarily costless collar contracts, to reduce its exposure to fluctuations in the price of jet fuel. The Company does not hold or issue derivative financial instruments for trading purposes.
The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the counterparty’s financial deterioration and nonperformance by monitoring the absolute exposure levels, the counterparty’s credit rating, and the counterparty’s historical performance relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. To mitigate this requirement, the Company ratably builds its hedge portfolio to targeted levels to avoid excess exposure to specific market conditions.
The Company records financial derivative instruments at fair value, which includes an evaluation of the counterparty’s credit risk. Fair value of the instruments is determined using standard option valuation models. Management chose not to elect hedge accounting on any of the derivative instruments purchased through the end of 2011, 2010, and 2009 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

Notes to Financial Statements—(Continued)

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009

Into-plane fuel cost	$392.3	$251.7	$181.8
Changes in value and settlements of fuel hedge contracts	(4.2)	(3.5)	(0.7)
Aircraft fuel expense	$388.1	$248.2	$181.1
During the year ended 2011, $4.2 million of net fuel derivative gains were recognized consisting of realized gains of $7.4 million offset by unrealized mark-to-market losses of $3.2 million. During the year ended 2010, $3.5 million of net fuel derivative gains were recognized consisting of settlement gains of $1.4 million and unrealized mark-to-market gains of $2.1 million. During the year ended 2009, $0.7 million of net fuel derivative gains were recognized consisting of realized losses of $0.7 million and unrealized mark-to-market gains of $1.4 million. All realized gains and losses are reflected in the statements of cash flows in cash flow from operating activities.
As of December 31, 2011 and 2010, the Company had fuel hedges using US Gulf Coast jet fuel as the underlying commodity. As of December 31, 2011, the Company had agreements in place to protect 13,450,000 gallons or approximately 9% of its 2012 anticipated fuel consumption at a weighted-average ceiling and floor price of $2.99 and $2.81 per gallon, respectively. As of December 31, 2010, the Company had agreements in place to protect 11,800,000 gallons or approximately 10% of its 2011 anticipated fuel consumption at a weighted-average ceiling and floor price of $2.30 and $2.13 per gallon, respectively.

15.	Defined Contribution 401(k) Plan
The Company sponsors two defined contribution 401(k) plans, Spirit Airlines, Inc. Employee Retirement Savings Plan (first plan) and Spirit Airlines, Inc. Pilots’ Retirement Savings Plan (second plan). The first plan was adopted on February 1, 1994. Essentially, all employees that are not covered by the pilots’ collective bargaining agreement, who have at least one year of service, have worked at least 1,000 hours during the year, and have attained the age of 21 may participate in this plan. The Company may make a Qualified Discretionary Contribution, as defined in the plan, or provide matching contributions to this plan. Effective July 1, 2007, the Company amended this plan to change the service requirement to 60 days and provided for matching contribution to the plan at 50% of the employee’s contribution, up to 6% of the employee’s annual compensation.
The second plan is for the Company’s pilots, and contained the same service requirements as the first plan and was amended effective July 1, 2007, to change the service requirements to 60 days and having attained the age of 21. The Company matches 100% of the pilot’s contribution, up to 8% of the individual pilot’s annual compensation.
Matching contributions made to both plans were $4.9 million, $4.8 million and $3.9 million in 2011, 2010 and 2009, respectively, and were included within salaries, wages and benefits in the accompanying statements of operations.

Notes to Financial Statements—(Continued)

16.	Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Current:
Federal	$1,866	$258	$1,100
State and local	74	68	118
Foreign	263	189	315
Total current expense	2,203	515	1,533
Deferred:
Federal	42,148	(48,934)	—
State and local	2,032	(3,877)	—
Total deferred expense (benefit)	44,180	(52,811)	—
Total income tax expense (benefit)	$46,383	$(52,296)	$1,533
The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(in thousands)
Expected provision at federal statutory tax rate	$42,991	$7,062	$29,830
State and foreign tax expense, net of federal benefit	2,255	413	1,220
Interest and dividend on preferred stock	710	1,612	(5,015)
Change in valuation allowance	—	(65,248)	(22,814)
Meals and entertainment	469	315	273
Fines and penalties	(36)	9	135
Federal credits	(103)	(156)	—
Adjustment to deferred tax assets and liabilities	(3)	3,486	(2,472)
Other	100	211	376
Total income tax expense	$46,383	$(52,296)	$1,533
The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards.

Notes to Financial Statements—(Continued)

At December 31, 2011 and 2010, deferred taxes consisted of the following:

	December 31,
	2011	2010
	(in thousands)
Deferred tax assets:
Net operating loss	$6,234	$41,228
Deferred gain	1,440	4,163
Deferred revenue	5,985	6,628
Federal tax credits	3,176	1,310
Nondeductible accruals	5,452	6,682
Other	306	275
Gross deferred tax assets	22,593	60,286
Valuation allowance	—	—
Deferred tax assets, net	22,593	60,286
Deferred tax liabilities:
Capitalized interest	(2,041)	(1,735)
Fuel hedging	(115)	(1,430)
Accrued engine maintenance	(10,232)	(1,296)
Property, plant, and equipment	(1,575)	(3,014)
Gross deferred tax liabilities	(13,963)	(7,475)
Net deferred tax assets	$8,630	$52,811
Deferred taxes included within:
Assets:
Other current assets	$20,738	$51,492
Other long-term assets	—	1,319
Liabilities:
Other long-term liabilities	(12,108)	—
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company's ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis.
As of December 31, 2009, the Company provided a valuation allowance of $65.2 million because the Company was unable to demonstrate that its deferred tax assets would be fully utilized against future earnings. The net change in the total valuation allowance for the year ended December 31, 2009 was a decrease of $22.8 million.
As of December 31, 2010, based on the expectation of future taxable income, the availability of reversing deferred tax liabilities, combined with achieving sustained profitability, management determined that all of the Company's deferred tax assets would be realized in taxable years after 2010. Based on this determination the Company eliminated its valuation allowance, which resulted in a reduction to the valuation allowance of $65.2 million, the recognition of a deferred tax benefit of $52.8 million, and a total income tax benefit of $52.3 million for the period ending December 31, 2010.
At December 31, 2011, the Company had available for federal income tax purposes an alternative minimum tax credit carryforward of approximately $3.2 million, which is available for an indefinite period and net operating loss carryforwards for federal income tax purposes of $16.3 million, which will begin to expire in 2027. In addition, the Company had state net operating loss carryforwards of approximately $9.1 million which could be used to offset future state taxable income. State net operating losses begin to expire in 2013.
The Company's NOL carryforwards as of December 31, 2011, include approximately $3.7 million that are attributed to the exercise of nonqualified stock options and the vesting of restricted stock since ASC 718 was adopted. In accordance with ASC 718, excess tax benefits are recognized in the financial statements upon actual realization of the related tax benefit. At December 31, 2011, the Company's excess tax benefit of approximately $3.7 million was not recognized and will not be recognized until such deductions are utilized to reduce taxes payable. On February 20, 2004, the Company experienced an ownership change, as defined under Section 382 of the Internal Revenue Code, which creates an annual limitation on the

Notes to Financial Statements—(Continued)

Company's ability to utilize net operating losses generated prior to the ownership change. Subsequent ownership changes could create additional annual limitations on the amount of the carryforwards that can be utilized. The Company had approximately $10 million of net operating losses generated prior to the ownership change. As of December 31, 2010, the Company determined that it was appropriate to write off $3.5 million of deferred tax assets that were fully valued as of December 31, 2010 and the corresponding valuation allowance pertaining to the Section 382 limited net operating loss, since such amount will not be permissible under current law to offset future income.
In 2009, the Company adopted FASB issued Interpretation ASC 740-10, which clarifies the accounting for uncertainty in income taxes recognized in an entity's financial statements in accordance with ASC 740, and prescribes a recognition threshold and measurement attributes for financial statement disclosure of income tax positions taken or expected to be taken on a tax return. Effective January 1, 2009, the Company has adopted the provisions of this Interpretation and there was no material effect on the financial statements. The Company accrues interest related to unrecognized tax benefits in its provision for income taxes and any associated penalties are recorded in selling, general and administrative expenses.
As of December 31, 2011, there were no ongoing audits of the Company's income tax returns by any taxing authority. In general, tax years 2004 and forward are subject to an examination in the U.S. due to net operating loss carryovers generated in such years.

17.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2011, firm aircraft orders with Airbus consisted of 106 A320 family aircraft (61 of the existing aircraft model and 45 A320 NEOs) and five spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery in the period of 2012 through 2021, and spare engines are scheduled for delivery in the period 2012 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $304 million in 2012, $325 million in 2013, $348 million in 2014, $520 million in 2015, $510 million in 2016 and $3 billion in 2017 and beyond.
Litigation
The Company is party to legal proceedings and claims that arise during the ordinary course of business. The Company believes the ultimate outcome of these matters will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage fees, and other ancillary services by customers. As is standard in the airline industry, the Company’s contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company’s overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations (see Note 5).
Employees
The Company has three union-represented employee groups that together represent approximately 52% of all employees at December 31, 2011 and 50% of all employees at December 31, 2010. As of December 31, 2011, the collective bargaining agreement between the Company and the Company’s pilots, as represented by the Air Line Pilots Association International, represents approximately 20% of the Company’s employees and became amendable on January 31, 2007. On May 14, 2010, the NMB released the Company and the pilots’ union from mandatory supervised mediation, which release commenced a 30-day “cooling off” period as provided in the Railway Labor Act.
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
The collective bargaining agreement between the Company and the Company’s flight attendants, as represented by the Association of Flight Attendants AFL-CIO, represents approximately 31% of the Company’s employees and became amendable on August 6, 2007. The Company and the union are currently in negotiations to reach a new collective bargaining

Notes to Financial Statements—(Continued)

agreement. The Company’s dispatchers, which represent approximately one percent of the Company’s employees, ratified a five-year contract in July 2007.
The Company is self-insured for health care claims for eligible participating employee and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and reviewed and adjusted periodically, as necessary. The Company has accrued $2.0 million, $2.1 million, and $1.6 million for health care claims as of December 31, 2011, 2010, and 2009, respectively.
Other
The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation systems as of December 31, 2011: $2.9 million in 2012, $3.1 million in 2013, $3.7 million in 2014, $3.7 million in 2015, $3.7 million in 2016 and $6.2 million in 2017 and beyond.

18.	Fair Value Measurements
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
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$343.3	$343.3	$—	$—
Aircraft fuel derivatives	0.3	—	—	0.3
Total assets	$343.6	$343.3	$—	$0.3
Total Liabilities	$—	$—	$—	$—
	Fair Value Measurements as of December 31, 2010
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$82.7	$82.7	$—	$—
Aircraft fuel derivatives	$3.5	$—	$—	$3.5
Total assets	$86.2	$82.7	$—	$3.5
Total liabilities	$—	$—	$—	$—

Notes to Financial Statements—(Continued)

Cash and cash equivalents at December 31, 2011 and 2010 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions.
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
The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

`	Fuel Derivatives
(in millions)
Balance at January 1, 2009	$—
Total gains (losses) (realized or unrealized) included in earnings, net	0.7
Settlements, net	0.7
Balance at December 31, 2009	1.4
Total gains (losses) (realized or unrealized) included in earnings, net	3.5
Settlements, net	(1.4)
Balance at December 31, 2010	3.5
Total gains (losses) (realized or unrealized) included in earnings, net	4.2
Settlements, net	(7.4)
Balance at December 31, 2011	$0.3
Total losses during 2011 included in earnings attributable to the change in unrealized gains or losses related to assets held during 2011 are $3.2 million. Total gains during the year ended December 31, 2010 included in earnings attributable to the change in unrealized gains or losses related to assets held through the twelve months ended December 31, 2010 is $2.1 million.
The carrying amounts and estimated fair values of the Company’s debt, related party notes payable and mandatorily redeemable preferred stock at December 31, 2010, were as follows:

	Carrying Value	Estimated Fair Value
	(in millions)
Fixed-rate debt	$355.9	$403.8
Variable-rate debt	4.6	5.0
Total debt	$360.5	$408.8
The Company’s debt is not publicly traded. Management determined the enterprise value of the Company using a discounted cash flow analysis and market multiples. The fair values of certain debt instruments were estimated under a contingent claims analysis, in which a Black-Scholes option pricing model was applied. As a corroborative measure, the implied internal rates of return resulting from the application of the Black-Scholes model were compared to the current yields of certain term and other high-yield debt instruments of selected market participants operating in the airline industry.
In connection with the closing of the IPO, the Company consummated the transaction contemplated by the Recapitalization Agreement on June 1, 2011, which resulted in the repayment or exchange for common stock of all of the Company’s notes and preferred stock (see Note 20).

Notes to Financial Statements—(Continued)

19.	Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation (DOT) area are summarized below:

	2011	2010	2009
	(in millions)
DOT—domestic	$900.1	$625.0	$557.7
DOT—Latin America	171.1	156.3	142.3
Total	$1,071.2	$781.3	$700.0
During 2011, 2010, and 2009, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

20.	Initial Public Offering and Tax Receivable Agreement
On June 1, 2011, the Company raised $187.2 million of gross proceeds in the IPO from the sale of 15,600,000 shares of its common stock at a price of $12.00 per share. The resulting proceeds to the Company were approximately $176.9 million after deducting underwriter commissions. The Company retained $150.0 million of the net proceeds, after paying $20.6 million of debt, $450,000 to pay three unaffiliated holders of its subordinated notes, and $6.1 million in direct costs of the offering. In accordance with a Recapitalization Agreement, all of the principal and accrued and unpaid interest on outstanding notes, to the extent not repaid, totaling $279.2 million, as well as all of the Class A and B preferred stock outstanding immediately prior to the offering along with accrued and unpaid dividends totaling $81.7 million, were exchanged for 30,079,420 shares of common stock at a share price of $12.00 per share. Each share of Class B common stock was exchanged for one share of common stock. In addition, interest expense was reduced by $0.4 million due to a write off of the unamortized portion of prepaid loan fees and deferred interest.
The Company entered into a Tax Receivable Agreement (“TRA”) with the Company's Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. Under the TRA, the Company is obligated to pay to the Pre-IPO Stockholders an amount equal to 90% of the cash savings in federal income tax realized by it by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by the Company as of March 31, 2011. Cash tax savings generally will be computed by comparing actual federal income tax liability to the amount of such taxes that the Company would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA the Company recorded a liability with an offsetting reduction to additional paid in capital.
The term of the TRA will continue until the first to occur of (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company. The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in the future and any future limitations that may be imposed on the Company's ability to use the Pre-IPO NOLs. As of December 31, 2011, an estimated cash benefit of $36.5 million, or 90% of the total cash benefit from the full use of the Pre-IPO NOLs, will be paid to our Pre-IPO Stockholders under the terms of the TRA.

Notes to Financial Statements—(Continued)

21. Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2011
Operating revenue	$232,662	$275,891	$288,714	$273,919
Operating income	26,844	34,959	44,556	38,023
Net income (loss)	7,883	16,917	27,657	23,991
Basic earnings (loss) per share	0.30	0.41	0.38	0.33
Diluted earnings (loss) per share	0.30	0.41	0.38	0.33

2010
Operating revenue	$184,051	$177,359	$203,655	$216,200
Operating income	24,124	1,791	20,982	21,976
Net income (loss) (1)	11,276	(10,066)	61,740	9,531
Basic earnings (loss) per share	0.43	(0.38)	2.35	0.36
Diluted earnings (loss) per share	0.42	(0.38)	2.33	0.36
(1)    Net income for the three months ended September 30, 2010 includes a $53.0 million net tax benefit primarily due to the release of a valuation allowance resulting in a deferred tax benefit of $53.5 million. Absent the release of the valuation allowance and corresponding tax benefit, our net income would have been $8.2 million for the three months ended September 30, 2010.
22. Subsequent Events
On January 13, 2012, the Company executed the Fourth Amendment to Second Amended and Restated Investor Rights Agreement. The amendment provides for certain changes in registration rights for future offerings and provides for reimbursement by Indigo and Oaktree for up to $500,000 to the Company of a portion of expenses in connection with a secondary offering.
On January 25, 2012, the Company completed a secondary offering of 12,650,000 shares of common stock (including 1,650,000 shares sold upon the underwriters' exercise in full of their over-allotment option) at a price to the public of $14.50 per share. All of the shares of common stock were sold by existing stockholders of the Company, including affiliates of Oaktree Capital Management and Indigo Partners and certain members of the Company's executive team. The Company did not receive any proceeds from the secondary offering.
On January 31, 2012, the Company's Board of Directors approved the effectiveness of Amendment No. 1. to Side Letter No. 6 to the V2500-A5 Fleet Hour Agreement between IAE International Aero Engines AG (“ IAE ”) and the Company dated April 11, 2005 (the “ IAE Agreement ”) and Side Letter No. 7 to the IAE Agreement (collectively, the “ IAE Amendments ”). The IAE Amendments provide that the Company and IAE will renegotiate in good faith certain new and revised terms of the IAE Agreement including, among other things, provisions for engine repair and associated fees and costs. The Company and IAE have agreed to negotiate definitive documentation of such changes by March 31, 2012.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2012 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2012 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2012 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2012 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2012 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2012 Proxy Statement, our 2012 Proxy Statement shall not be deemed to be filed as part of this Report.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements:
The financial statements included in Item 8. Financial Statements and Supplementary Data above are filed as part of this annual report.

     2.  Financial Statement Schedules:
There are no financial statement schedules filed as part of this annual report, since the required information is included in the Consolidated Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

     3. Exhibits:
The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index included after the signature page.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT AIRLINES, INC.
Date: February 22, 2012	By:	/s/ B. Ben Baldanza
B. Ben Baldanza
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints B. Ben Baldanza, David Lancelot and Thomas Canfield, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ B. Ben Baldanza	President and Chief Executive Officer (principal executive officer)	February 22, 2012
B. Ben Baldanza
/s/ David Lancelot	Chief Financial Officer (principal financial and accounting officer)	February 22, 2012
David Lancelot
/s/ William A. Franke	Director (Chairman of the Board)	February 22, 2012
William A. Franke
/s/ David Elkins	Director	February 22, 2012
David Elkins
/s/ H. McIntyre Gardner	Director	February 22, 2012
H. McIntyre Gardner
/s/ Robert Johnson	Director	February 22, 2012
Robert Johnson
/s/ Jordon Kruse	Director	February 22, 2012
Jordon Kruse
/s/ Michael Lotz	Director	February 22, 2012
Michael Lotz
/s/ Stuart Oran	Director	February 22, 2012
Stuart Oran
/s/ John Wilson	Director	February 22, 2012
John Wilson

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1
Amended and Restated Certificate of Incorporation of Spirit Airlines, Inc., dated as of June 1, 2011, filed as Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 1, 2011, is hereby incorporated by reference.

3.2
Amended and Restated Bylaws of Spirit Airlines, Inc., dated as of June 1, 2011, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 1, 2011, is hereby incorporated by reference.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

4.2
Second Amended and Restated Investor Rights Agreement, dated as of July 13, 2006, among Spirit Airlines, Inc., Indigo Florida, L.P., Indigo Miramar LLC, OCM Spirit Holdings, LLC, OCM Spirit Holdings II, LLC, OCM Spirit Holdings III, LLC, OCM Spirit Holdings III-A, LLC, OCM Principal Opportunities Fund II, L.P., OCM Principal Opportunities Fund III, L.P., POF Spirit Foreign Holdings, LLC, and certain other investors, filed as Exhibit 4.2 to the Company's Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

4.3
Amendment to Second Amended and Restated Investor Rights Agreement, dated as of July 20, 2010, by and among Spirit Airlines, Inc., Indigo Florida, L.P., Indigo Miramar LLC, OCM Spirit Holdings, LLC, OCM Spirit Holdings II, LLC, OCM Spirit Holdings III, LLC, OCM Spirit Holdings III-A, LLC, OCM Principal Opportunities Fund II, L.P., OCM Principal Opportunities Fund III, L.P., POF Spirit Foreign Holdings, LLC, and certain other investors, filed as Exhibit 4.3 to the Company's Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

4.4
Second Amendment to Second Amended and Restated Investor Rights Agreement, dated as of February 1, 2011, by and among Spirit Airlines, Inc., Indigo Florida, L.P., Indigo Miramar LLC, OCM Spirit Holdings, LLC, OCM Spirit Holdings II, LLC, OCM Spirit Holdings III, LLC, OCM Spirit Holdings III-A, LLC, OCM Principal Opportunities Fund II, L.P., OCM Principal Opportunities Fund III, L.P., POF Spirit Foreign Holdings, LLC, and certain other investors, filed as Exhibit 4.1 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

4.5
Third Amendment to Second Amended and Restated Investor Rights Agreement, dated as of May 25, 2011, by and among Spirit Airlines, Inc., Indigo Florida, L.P., Indigo Miramar LLC, OCM Spirit Holdings, LLC, OCM Spirit Holdings II, LLC, OCM Spirit Holdings III, LLC, OCM Spirit Holdings III-A, LLC, OCM Principal Opportunities Fund II, L.P., OCM Principal Opportunities Fund III, L.P., POF Spirit Foreign Holdings, LLC, and certain other investors, filed as Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 1, 2011, is hereby incorporated by reference.

4.6
Fourth Amendment to Second Amended and Restated Investor Rights Agreement, dated as of January 13, 2012, by and among Spirit Airlines, Inc., Indigo Florida, L.P., Indigo Miramar LLC, OCM Spirit Holdings, LLC, OCM Spirit Holdings II, LLC, OCM Spirit Holdings III, LLC, OCM Spirit Holdings III-A, LLC, OCM Principal Opportunities Fund II, L.P., OCM Principal Opportunities Fund III, L.P., POF Spirit Foreign Holdings, LLC, and certain other investors, filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated January 13, 2012, is hereby incorporated by reference.

10.1†
V2500 General Terms of Sale, dated as of March 1, 2005, between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of March 1, 2005, Side Letter No. 2 dated as of March 1, 2005, Side Letter No. 3 dated as of March 1, 2005, Side Letter No. 4 dated as of March 1, 2005, and Side Letter No. 5 dated as of April 11, 2005, filed as Exhibit 10.1 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.2†
Fleet Hour Agreement, dated as of April 11, 2005, between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of April 11, 2005, Side Letter No. 2 dated June 6, 2006, Side Letter No. 3 dated June 6, 2006, Side Letter No. 4 dated June 6, 2006, Side Letter No. 5 dated February 4, 2009 (as amended by Amendment No. 1 to Side Letter No. 5 dated March 6, 2009), filed as Exhibit 10.2 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.3†
Hosted Services Agreement, dated as of February 28, 2007, between Spirit Airlines, Inc. and Navitaire Inc., as amended by Amendment No. 1 dated as of October 23, 2007, Amendment No. 2 dated as of May 15, 2008, Amendment No. 3 dated as of November 21, 2008, Amendment No. 4 dated as of August 17, 2009 and Amendment No. 5 dated November 4, 2009, filed as Exhibit 10.3 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.4†
Signatory Agreement, dated as of May 21, 2009, between Spirit Airlines, Inc. and U.S. Bank National Association, as amended by First Amendment dated January 18, 2010, filed as Exhibit 10.4 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.5+
Offer Letter, dated August 11, 2005, between Spirit Airlines, Inc. and Tony Lefebvre, filed as Exhibit 10.5 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.6†
Terms and Conditions for Worldwide Acceptance of the American Express Card by Airlines, dated September 4, 1998, between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc., as amended January 1, 2003 and August 28, 2003, filed as Exhibit 10.6 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.7
Professional Services Agreement, dated as of July 13, 2006, between Spirit Airlines, Inc. and Indigo Partners LLC, filed as Exhibit 10.7 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.8
Termination Agreement, dated as of June 1, 2011, by and between Spirit Airlines, Inc. and Indigo Partners LLC, filed as Exhibit 10.3 to the Company's Current Report on Form 8-K dated June 1, 2011, is hereby incorporated by reference.

10.9
Stockholders Voting Agreement, by and among Spirit Airlines, Inc., OCM Spirit Holdings, LLC, OCM Spirit Holdings II, LLC, OCM Spirit Holdings III, LLC, OCM Spirit Holdings III-A, LLC, OCM Principal Opportunities Fund II, L.P., OCM Principal Opportunities Fund III, L.P., POF Spirit Foreign Holdings, LLC, Indigo Florida L.P. and Indigo Miramar LLC, filed as Exhibit 10.9 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

10. 10
Recapitalization Agreement, dated as of September 17, 2010, by and among Spirit Airlines, Inc., POF Spirit Foreign Holdings, LLC, OCM Spirit Holdings, LLC, OCM Spirit Holdings II, LLC, OCM Principal Opportunities Fund II, L.P., OCM Principal Opportunities Fund III, L.P., OCM Spirit Holdings III, LLC, OCM Spirit Holdings III-A, LLC, Highfields Capital I LP, Highfields Capital II LP; SAHC Holdings LLC, Indigo Florida L.P., Indigo Miramar LLC, Indigo Partners LLC, Jacob Schorr, Julianne B. Schorr, The David B. Schorr Trust U/T/A dated December 31, 1977, The Dina L. Schorr Trust U/T/A dated July 1, 1980, The Elliott A. Schorr Trust U/T/A dated December 31, 1977, The Raphael A. Schorr Trust U/T/A dated December 31, 1977, Taurus Investment Partners LLC, Selvin Passen, Nevada Spirit, LLC, and Mark Kahan, filed as Exhibit 10.11 to the Company's Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.11
Amendment No. 1 to Recapitalization Agreement, dated as of May 25, 2011, by and among Spirit Airlines, Inc., POF Spirit Foreign Holdings, LLC, OCM Spirit Holdings, LLC, OCM Spirit Holdings II, LLC, OCM Principal Opportunities Fund II, L.P., OCM Principal Opportunities Fund III, L.P., OCM Spirit Holdings III, LLC, OCM Spirit Holdings III-A, LLC, Highfields Capital I LP, Highfields Capital II LP; SAHC Holdings LLC, Indigo Florida L.P., Indigo Miramar LLC, Indigo Partners LLC, Jacob Schorr, Julianne B. Schorr, The David B. Schorr Trust U/T/A dated December 31, 1977, The Dina L. Schorr Trust U/T/A dated July 1, 1980, The Elliott A. Schorr Trust U/T/A dated December 31, 1977, The Raphael A. Schorr Trust U/T/A dated December 31, 1977, Taurus Investment Partners LLC, Selvin Passen, Nevada Spirit, LLC, and Mark Kahan, filed as Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 1, 2011, is hereby incorporated by reference.

10.12
Letter Agreement, dated as of December 12, 2008, made by Spirit Airlines, Inc. in favor of Indigo Pacific Partners L.P., Long Bar Miramar LLC, OCM Principal Opportunities Fund II, L.P., OCM Principal Opportunities Fund III, L.P., Highfields Capital I LP, Highfields Capital II LP, and SAHC Holdings LLC, filed as Exhibit 10.11 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.13
Tax Receivable Agreement, dated as of June 1, 2011 between Spirit Airlines, Inc., Indigo Pacific Partners LLC, and OCM FIE, LLC, filed as Exhibit 10.12 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

10.14†
Lease, dated as of June 17, 1999, between Sunbeam Development Corporation and Spirit Airlines, Inc., as amended by Lease Modification and Contraction Agreement dated as of May 7, 2009, filed as Exhibit 10.13 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.15
Airline-Airport Lease and Use Agreement, dated as of August 17, 1999, between Broward County and Spirit Airlines, Inc., as supplemented by Addendum dated August 17, 1999, filed as Exhibit 10.14 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.16†
Airbus A320 Family Purchase Agreement, dated as of May 5, 2004, between AVSA, S.A.R.L. and Spirit Airlines, Inc.; as amended by Amendment No. 1 dated as of December 21, 2004, Amendment No. 2 dated as of April 15, 2005, Amendment No. 3 dated as of June 30, 2005, Amendment No. 4 dated as of October 27, 2006 (as amended by Letter Agreement No. 1, dated as of October 27, 2006, to Amendment No. 4 and Letter Agreement No. 2, dated as of October 27, 2006, to Amendment No. 4), Amendment No. 5 dated as of March 5, 2007, Amendment No. 6 dated as of March 27, 2007, Amendment No. 7 dated as of June 26, 2007 (as amended by Letter Agreement No. 1, dated as of June 26, 2007, to Amendment No. 7), Amendment No. 8 dated as of February 4, 2008, Amendment No. 9 dated as of June 24, 2008 (as amended by Letter Agreement No. 1, dated as of June 24, 2008, to Amendment No. 9) and Amendment No. 10 dated July 17, 2009 (as amended by Letter Agreement No. 1, dated as of July 17, 2009, to Amendment No. 10); and as supplemented by Letter Agreement No. 1 dated as of May 5, 2004, Letter Agreement No. 2 dated as of May 5, 2004, Letter Agreement No. 3 dated as of May 5, 2004, Letter Agreement No. 4 dated as of May 5, 2004, Letter Agreement No. 5 dated as of May 5, 2004, Letter Agreement No. 6 dated as of May 5, 2004, Letter Agreement No. 7 dated as of May 5, 2004, Letter Agreement No. 8 dated as of May 5, 2004, Letter Agreement No. 9 dated as of May 5, 2004, Letter Agreement No. 10 dated as of May 5, 2004 and Letter Agreement No. 11 dated as of May 5, 2004, filed as Exhibit 10.15 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.17+	Spirit Airlines, Inc. Executive Severance Plan, filed as Exhibit 10.16 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.18+
Amended and Restated Spirit Airlines, Inc. 2005 Stock Incentive Plan and related documents, filed as Exhibit 10.17 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.19+	Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.2 to the Company's Form S-8 Registration Statement (No. 333-174812), is hereby incorporated by reference.

10.20+
Employment Agreement, dated as of January 24, 2005, between Spirit Airlines, Inc. and B. Ben Baldanza, filed as Exhibit 10.19 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.21+
Offer Letter, dated December 11, 2006, between Spirit Airlines, Inc. and David Lancelot, filed as Exhibit 10.20 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.22+
Offer Letter, dated January 27, 2005, between Spirit Airlines, Inc. and Barry Biffle, filed as Exhibit 10.21 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.23+
Offer Letter, dated September 10, 2007, between Spirit Airlines, Inc. and Thomas Canfield, filed as Exhibit 10.22 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.24+
Offer Letter, dated November 21, 2009, between Spirit Airlines, Inc. and Kenneth McKenzie, filed as Exhibit 10.23 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.25
Form of Indemnification Agreement between Spirit Airlines, Inc. and its directors and executive officers, filed as Exhibit 10.24 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.26
Reimbursement Agreement, dated as of July 12, 2005, among Spirit Airlines, Inc., Spirit Aviation Services, LLC and Goldman Sachs Credit Partners, L.P., as amended by First Amendment dated July 13, 2006, Second Amendment dated December 12, 2008, Third Amendment dated May 21, 2009, Fourth Amendment dated September 30, 2010 and Fifth Amendment dated April 29, 2011, filed as Exhibit 10.25 to the Company's Amendment No. 7 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.27
Form of Stock Option Grant Notice and Stock Option Agreement for Awards under the Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.3 to the Company's Form S-8 Registration Statement (No. 333-174812), is hereby incorporated by reference.

10.28
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.4 to the Company's Form S-8 Registration Statement (No. 333-174812), is hereby incorporated by reference.

10.29†
Addendum and Amendment to the Agreement Governing Acceptance of the American Express Card by Airlines, dated as of June 24, 2011, by and between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc., filed as Exhibit 10.1 to the Company's Form 10-Q dated July 28, 2011, is hereby incorporated by reference.

10.30†
Second Amendment to Signatory Agreement, effective as of September 6, 2011, by and between the Company and U.S. Bank, National Association, filed as Exhibit 10.1 to the Company's Form 10-Q/A dated December 22, 2011, is hereby incorporated by reference.

10.31
Stock Distribution Agreement, dated December 7, 2011, by and among Spirit Airlines, Inc., Indigo Miramar LLC, Nilchii LLC, Mesa Air Group, Inc., Anchorage Illiquid Opportunities Offshore Master Fund, L.P., Anchorage Illiquid Opportunities Offshore Master Fund II, L.P. and Par Investment Partners, L.P., filed as Exhibit 10.32 to the Company's Amendment No.1 to Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

10.32†
Amendment No. 11 dated as of December 29, 2011, to the Airbus A320 Family Purchase Agreement, dated as of May 5, 2004, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), as amended by Letter Agreement No. 1 dated as of December 29, 2011, Letter Agreement No. 2 dated as of December 29, 2011, Letter Agreement No. 3 dated as of December 29, 2011, Letter Agreement No. 4 dated as of December 29, 2011, Letter Agreement No. 5 dated as of December 29, 2011, Letter Agreement No. 6 dated as of December 29, 2011, Letter Agreement No. 7 dated as of December 29, 2011 and Letter Agreement No. 8 dated as of December 29, 2011, filed as Exhibit 10.1 to the Company's Form 8-K dated January 5, 2012, is hereby incorporated by reference.

10.33††
Side Letter No. 6 to the Fleet Hour Agreement, dated March 10, 2011 (as amended by Amendment No. 1 to Side Letter No. 6, effective as of January 31, 2012), by and between Spirit Airlines, Inc. and IAE International Aero Engines AG.

14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

†
Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

††
Confidential treatment has been requested for portions of this Exhibit. The copy filed herewith omits the information subject to the confidentiality request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

‡
All schedules to this Exhibit are not material and have been omitted in reliance on Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

+	Indicates a management contract or compensatory plan or arrangement.
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

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.