Form 10-Q
period 2012-03-31
Spirit Airlines, Inc.
filed 2012-05-01
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q

_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-35186
_______________________________________________________________________
SPIRIT AIRLINES, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware	38-1747023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Executive Way Miramar, Florida	33025
(Address of principal executive offices)	(Zip Code)

(954) 447-7920
(Registrant’s telephone number, including area code)
_______________________________________________________________________
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 24, 2012:

Class	Number of Shares
Voting Common Stock, $0.0001 par value	67,915,431
Non-Voting Common Stock, $0.0001 par value	4,600,797

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per-share data)

	Three Months Ended March 31,
	2012	2011
Operating revenues:
Passenger	$180,078	$153,280
Non-ticket	121,417	79,382
Total operating revenue	301,495	232,662

Operating expenses:
Aircraft fuel	108,725	80,912
Salaries, wages and benefits	52,654	43,193
Aircraft rent	32,873	27,708
Landing fees and other rents	15,114	11,655
Distribution	14,201	11,932
Maintenance, materials and repairs	10,414	8,058
Depreciation and amortization	2,870	1,546
Other operating	27,023	20,733
Loss on disposal of assets	449	—
Special charges	(72)	81
Total operating expenses	264,251	205,818

Operating income	37,244	26,844

Other (income) expense:
Interest expense	540	14,286
Capitalized interest	(540)	(1,037)
Interest income	(415)	(86)
Other expense	43	48
Total other (income) expense	(372)	13,211

Income before income taxes	37,616	13,633
Provision for income taxes	14,197	5,750

Net income	$23,419	$7,883
Net income per share, basic	$0.32	$0.30
Net income per share, diluted	$0.32	$0.30
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$420,831	$343,328
Accounts receivable, net	25,351	15,425
Deferred income taxes	18,873	20,738
Other current assets	69,421	63,217
Total current assets	534,476	442,708

Property and equipment:
Flight equipment	4,169	4,182
Ground and other equipment	49,094	46,608
Less accumulated depreciation	(28,728)	(27,580)
	24,535	23,210
Deposits on flight equipment purchase contracts	90,777	91,450
Prepaid aircraft maintenance to lessors	115,617	120,615
Security deposits and other long-term assets	79,489	67,830
Total assets	$844,894	$745,813

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	24,880	15,928
Air traffic liability	155,738	112,280
Other current liabilities	117,037	98,856
Total current liabilities	297,655	227,064

Long-term deferred income taxes	15,612	12,108
Deferred credits and other long-term liabilities	40,699	39,935
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	497,396	496,136
Treasury stock	(586)	(129)
Accumulated deficit	(5,889)	(29,308)
Total shareholders’ equity	490,928	466,706
Total liabilities and shareholders’ equity	$844,894	$745,813
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2012	2011
Net cash provided by (used in) operating activities	$79,674	$(5,944)

Investing activities:
Proceeds from sale of property and equipment	—	43
Pre-delivery deposits for flight equipment, net of refunds	1,444	(12,724)
Purchase of property and equipment, net	(9,823)	(1,488)
Net cash used in investing activities	(8,379)	(14,169)

Financing activities:
Proceeds from issuance of common stock	213	—
Proceeds from sale leaseback transactions	5,627	—
Excess tax benefits from share-based compensation	825	—
Repurchase of restricted common stock	(457)	—
Net cash provided by financing activities	6,208	—

Net increase (decrease) in cash and cash equivalents	77,503	(20,113)
Cash and cash equivalents at beginning of period	343,328	82,714
Cash and cash equivalents at end of period	$420,831	$62,601

Supplemental disclosures
Cash payments for:
Interest paid	$12	$1,149
Taxes paid	$1,486	$123
The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the “Company”). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the annual report filed with the Securities and Exchange Commission.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
The interim results reflected in the unaudited condensed financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.
Certain prior period amounts have been reclassified to conform to the current year's presentation. For the year ended December 31, 2011, long-term deferred income taxes have been broken out separately from deferred credits and other long-term liabilities in the accompanying Condensed Balance Sheets.

2.	Recent Accounting Developments
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04). This ASU provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 requires public and non-public companies to disclose the unobservable inputs that are significant to the fair value measurement. Public companies are now required to quantitatively disclose the unobservable inputs used in their Level 3 measurements. ASU 2011-04 provides examples of information companies might provide to comply with the disclosure requirements. The requirements include: (1) a description of the group responsible for valuation policies and procedures, to whom the group reports and the types of internal reporting procedures in place (e.g., interaction between the group and risk management or the audit committee to assess fair value measurements); (2) a description of the frequency and methods for calibration, back testing and other testing procedures used to evaluate pricing models; (3) a description of the process for analyzing changes in fair value measurements from period to period; (4) a description of the methods used to evaluate pricing information provided by third-party brokers or pricing services; (5) a description of the methods used to develop and substantiate the unobservable inputs used in a fair value measurement; and (6) a narrative description of the sensitivity of recurring Level 3 fair value measurements to changes in the unobservable inputs used, if changing those inputs would significantly affect the fair value measurement. On January 1, 2012, the Company adopted ASU 2011-04.
The adoption of ASU 2011-04 resulted in qualitative presentation changes to the Company's disclosures related to fair value measurements as disclosed in Note 8. These changes were primarily the addition of discussion regarding the Company's valuation policies and procedures including the frequency of valuation and testing of valuation models as well as the sensitivity of the Company's model to changes in unobservable inputs.
In December 2011, the FASB issued amendments to Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in this update are designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (a) offset in accordance with certain right to set-off conditions prescribed by current accounting guidance or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current accounting guidance. The amendments to ASU 2011-11 will be effective for the first interim or annual period beginning on or after January 1, 2013. Management does not expect the adoption of ASU 2011-11 to have a material impact on its financial statements.

Notes to Condensed Financial Statements—(Continued)

3.	Special Charges
Secondary Offering Costs
The Company incurred $1.0 million in costs related to the secondary offering, of which $0.2 million were incurred in the first quarter of 2012, offset by reimbursements of $0.3 million pursuant to the Fourth Amendment to the Second Amended and Restated Investor Rights Agreement.
The Company did not receive any proceeds from the sale of shares in the secondary offering. Accordingly, special charges in the Company's Statement of Operations for the three months ended March 31, 2012 were $(0.1) million.
Restructuring Costs
In 2010, the Company relocated all of its Detroit, Michigan maintenance operations to Fort Lauderdale, Florida. The restructuring included the closure of facilities in Detroit, relocation of equipment and tools, and the relocation and reduction of workforce. The Company determined the relocation of these facilities and the planned relocation and reduction of certain employees met the requirement of an exit activity. Costs of $0.1 million for the three months ended March 31, 2011 are included within special charges in the Company's Statement of Operations.

4.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended March 31,
	2012	2011
	(in thousands, except per-share amounts)
Numerator
Net income	$23,419	$7,883
Denominator
Weighted-average shares outstanding, basic	72,292	26,348
Effect of dilutive nonvested stock awards	207	341
Adjusted weighted-average shares outstanding, diluted	72,499	26,689
Net Income per Share
Basic earnings per common share	$0.32	$0.30
Diluted earnings per common share	$0.32	$0.30
At March 31, 2012, there was a weighted-average of 12 thousand anti-dilutive awards excluded from the computation of diluted earnings per common share. At March 31, 2011, there were no anti-dilutive awards excluded from the computation of diluted earnings per common share.

Notes to Condensed Financial Statements—(Continued)

5.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
	(in thousands)
Current portion of tax receivable agreement	$26,996	$27,399
Federal excise and other passenger taxes and fees payable	24,641	17,813
Salaries and wages	17,573	17,123
Airport expenses	11,273	10,682
Aircraft maintenance	8,139	7,816
Income tax payable	6,883	366
Aircraft and facility rent	6,833	7,206
Restructuring	314	329
Other	14,385	10,122
Accrued liabilities	$117,037	$98,856

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
The Company records financial derivative instruments at fair value, which includes an evaluation of the counterparty’s credit risk. Fair value of the instruments is determined using standard option valuation models. Management chose not to elect hedge accounting on any of the derivative instruments purchased during the three months ended March 31, 2012 and 2011 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.
The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Into-plane fuel cost	$110.9	$85.6
Changes in value and settlements of fuel hedge contracts	(2.2)	(4.7)
Aircraft fuel expense	$108.7	$80.9
During the three months ended March 31, 2012, $2.2 million of net fuel derivative gains were recognized, consisting of realized gains of $2.4 million offset by unrealized losses of $0.2 million. During the three months ended March 31, 2011, $4.7 million of net fuel derivative gains were recognized, consisting of realized gains of $4.1 million and unrealized gains of $0.6 million. Changes in the fair value of such derivative contracts were recorded within aircraft fuel expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of unsettled derivative instruments at the end of each period.

As of March 31, 2012 and December 31, 2011, the Company had fuel hedges using U.S. Gulf Coast jet fuel collars as the underlying commodity. As of March 31, 2012, the Company had agreements in place to protect 3,000,000 gallons or approximately 8% of its estimated fuel consumption for the second quarter of 2012 at a weighted-average ceiling and floor price of $3.39 and $3.16 per gallon, respectively. As of December 31, 2011, the Company had agreements in place to protect

Notes to Condensed Financial Statements—(Continued)

13,450,000 gallons or approximately 9% of its estimated fuel consumption for the twelve months ended December 31, 2012 at a weighted-average ceiling and floor price of $2.99 and $2.81 per gallon, respectively. Additionally, during peak hurricane season (August through October), the Company enters into basis swap agreements using NYMEX Heating Oil indexes to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of March 31, 2012, the Company had approximately 71% of its August through October 2012 forecasted fuel requirements protected using these basis swaps.

7.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2012, firm aircraft orders with Airbus consisted of 103 A320 family aircraft (58 of the existing aircraft model and 45 A320 NEOs) and four spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery in the period of 2012 through 2021, and spare engines are scheduled for delivery in the period 2012 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $157 million for the remainder of 2012, $323 million in 2013, $348 million in 2014, $520 million in 2015, $510 million in 2016 and $2,955 million in 2017 and beyond.
During the first quarter of 2012, the Company entered into sale and leaseback transactions with third-party aircraft lessors for the sale and leaseback of three Airbus A320 aircraft that resulted in deferred gains of $1.6 million, which are included in other non-current liabilities within the balance sheet. The deferred gains will be recognized as an offset to rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $17.2 million in pre-delivery deposits from Airbus. The refunded pre-delivery deposits have been disclosed in the statement of cash flows as investing activities within pre-delivery deposits, net of refunds. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Rent payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, standard maintenance and return condition provisions, and the payment of maintenance reserves. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
Litigation
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company believes the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on its financial position, liquidity or results of operations.
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage fees, and other ancillary services by customers. As is standard in the airline industry, the Company’s contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company’s overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. During 2011, the Company amended its contractual agreements with all of its processors in light of the Company’s improved balance sheet resulting from the Company's IPO and related recapitalization. These amendments effectively eliminated the Company’s restricted cash balance which should remain at zero, provided the Company continues to satisfy certain financial criteria. Failure to meet these liquidity covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash. As of March 31, 2012, the Company continued to be in compliance with its credit card processing agreements, resulting in the respective processors holding back $0 of remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of March 31, 2012 and December 31, 2011, was $168.8 million and $115.2 million, respectively.

Notes to Condensed Financial Statements—(Continued)

Employees
Approximately 53% of the Company’s employees are covered under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	August 2015
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007
Dispatchers	Transport Workers Union (TWU)	July 2012
The collective bargaining agreement between the Company and the Company’s pilots, as represented by the Air Line Pilots Association International, represents 21% of the Company’s employees and was executed on August 1, 2010.
The collective bargaining agreement between the Company and the Company’s flight attendants, as represented by the Association of Flight Attendants AFL-CIO, represents approximately 31% of the Company’s employees and became amendable on August 6, 2007. The Company and the union are currently in negotiations to reach a new collective bargaining agreement. The CBA between the Company and its dispatchers represents approximately 1% percent of the Company’s employees.
The Company is self-insured for health care claims for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.7 million and $2.0 million for health care claims as of March 31, 2012 and December 31, 2011, respectively.
Other
The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of March 31, 2012: $2.3 million for the remainder of 2012, $3.1 million in 2013, $3.7 million in 2014, $3.7 million in 2015, $3.7 million in 2016 and $6.2 million in 2017 and thereafter.
The Company entered into a Tax Receivable Agreement (“TRA”) with the Company's Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. We expect to pay $27.0 million plus applicable interest in 2012 related to the TRA as disclosed in Note 10.

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
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes several valuation techniques in order to assess the fair value of the Company’s financial assets and liabilities. The Company’s fuel derivative contracts, which primarily consist of costless collar contracts, are valued using energy and commodity market data, which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Notes to Condensed Financial Statements—(Continued)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$420.8	$420.8	$—	$—
Basis swaps	0.2	—	—	0.2
Option contracts	0.2	—	—	0.2
Total assets	$421.2	$420.8	$—	$0.4

Basis swaps	0.1	—	—	0.1
Option contracts	0.2	—	—	0.2
Total liabilities	$0.3	$—	$—	$0.3

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$343.3	$343.3	$—	$—
Option contracts	1.0	—	—	1.0
Total assets	$344.3	$343.3	$—	$1.0

Options contracts	0.7	—	—	0.7
Total liabilities	$0.7	$—	$—	$0.7
Cash and cash equivalents at March 31, 2012 and December 31, 2011 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2012 and the year ended December 31, 2011.

The Company did not elect hedge accounting on any of the derivative instruments, and as a result, changes in the fair values of these fuel hedge contracts are recorded each period in fuel expense. Fair values of the instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

Due to the fact that certain of the inputs utilized to determine the fair value of aircraft fuel derivatives are unobservable (principally implied volatility), the Company has categorized these derivatives as Level 3. Implied volatility of an option contract is the volatility of the price of the underlying that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that, when used in a particular pricing model, yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it noted that a 10% change in implied volatility in either direction resulted in a change of less than 10% in the resulting fair value.

Notes to Condensed Financial Statements—(Continued)

The Company's Valuation Group is made up of individuals from the Company's Risk Management, Treasury and Corporate Accounting departments. The Valuation Group is responsible for the Company's valuation policies, procedures and execution thereof. The Company's Valuation Group reports to the Company's Chief Financial Officer and Audit Committee who approve all derivative transactions. The Valuation Group compares the results of the Company's internally developed valuation methods with counterparty reports at each balance sheet date and assesses the Company's valuation methods for accurateness and identifies any needs for modification.

The following table presents the Company’s activity for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fuel Derivative Activity for Three Months Ended March 31, 2012
(in millions)
Balance at December 31, 2011	$0.3
Total gains realized or unrealized included in earnings, net	2.2
Settlements, net	(2.4)
Balance at March 31, 2012	$0.1
Total gains during the three months ended March 31, 2012, included in earnings, attributable to the change in unrealized gains or losses related to aircraft fuel derivatives still held by the company were $0.1 million. The Company records the fair value of its aircraft fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective balance sheet date.
The Company did not have any outstanding debt as of March 31, 2012 or December 31, 2011.

9.	Stock-Based Compensation
The Company has stock plans under which directors, officers, key employees, and consultants of the Company may be granted restricted stock awards, stock options and other equity-based instruments as a means of promoting the Company’s long-term growth and profitability. The plans are intended to encourage participants to contribute to and participate in the success of the Company.
The Company's board of directors adopted, and the Company's stockholders approved, the Amended and Restated 2005 Incentive Stock Plan, or the 2005 Stock Plan, effective January 1, 2008. The total number of shares of common stock authorized for issue pursuant to awards granted under the 2005 Stock Plan was 2,500,000 shares. The 2005 Stock Plan provided for the grant of non-qualified stock options, stock appreciation rights, restricted stock, performance shares, phantom stock, restricted stock units and other awards that are valued in whole or in part by reference to our stock.
On May 9, 2011, the Company's board of directors adopted, and the Company's stockholders approved, the 2011 Equity Incentive Award Plan, or 2011 Plan. Under the 2011 Plan, 3,000,000 shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance share awards and other stock-based awards, plus the number of shares remaining available for future awards under our 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under our 2005 Stock Plan that are forfeited or lapse unexercised and which, following the effective date of the 2011 Plan, are not issued under the 2005 Stock Plan. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of March 31, 2012 and December 31, 2011, 2,884,172 and 3,336,614 shares of the Company’s common stock, respectively, remained available for future issuance under the 2011 Plan.
Restricted stock awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. Granted shares vest 25% per year on each anniversary of issuance. Compensation expense is recognized on a straight-line basis over the requisite service period.

Notes to Condensed Financial Statements—(Continued)

Restricted stock unit awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. Granted units vest 25% per year on each anniversary of issuance. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Compensation expense is recognized on a straight-line basis over the requisite service period.
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant and vest over four years of continuous service and have 10-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during the first quarter of 2012 or 2011. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
To the extent a market price was not available, the fair value of the Company’s common stock was estimated using a discounted cash flow analysis and market multiples, based on management’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates management uses to manage the Company’s business. Share-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations and amounted to $0.2 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. During the three months ended March 31, 2012 and 2011, there was no tax benefit recognized in income.
A summary of share option activity under the 2011 Plan as of March 31, 2012 and changes during the three months ended March 31, 2012 are presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	312,000	9.33	8.9	1,946
Exercised	(27,375)	7.80
Forfeited or expired	(1,125)	7.80
Outstanding at March 31, 2012	283,500	9.49	8.7	3,000
Exercisable at March 31, 2012	61,875	7.97	8.4	749
Vested or expected to vest at March 31, 2012	267,940	9.45	8.7	2,846
The total intrinsic value of share options exercised during the three months ended March 31, 2012 was $0.3 million.
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of March 31, 2012, and changes during the three months ended March 31, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2011	271,999	1.43
Granted	251,192	19.96
Vested	(87,255)	1.50
Forfeited	(13,750)	4.06
Outstanding at March 31, 2012	422,186	12.36
There were 251,192 restricted stock shares granted during the three months ended March 31, 2012 and none during the year ended 2011. The total fair value of shares vested during the three months ended March 31, 2012 and 2011 was $1.6 million and $1.6 million, respectively.
As of March 31, 2012 and March 31, 2011, there was $5.9 million and $1.9 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock and options granted under the plan expected to be recognized over a weighted-average period of 3.4 years and 1.9 years, respectively.

Notes to Condensed Financial Statements—(Continued)

Performance Share Awards
In March 2012, the Company granted certain senior-level executives restricted stock units that vest based on market and service conditions as part of a long-term incentive plan, which are referred to herein as performance share awards. The number of shares of common stock underlying each award is determined at the end of a three-year performance period. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. At the end of the performance period, the percentage of the stock units that will vest will be determined by ranking the Company’s total shareholder return compared to the total shareholder return of twelve peer companies. Based on the level of performance, between 0% and 200% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the disability or death of a participant, the payout of any award is limited to a prorated portion of such award based upon a performance assessment prior to the change-in-control date or date of disability or death.
The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. The grant date fair value of the performance share awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

Expected volatility factor	0.39
Risk free interest rate	0.47%
Expected term (in years)	2.76
Expected dividend yield	—%
The Company has been public for less than one year; as such, the volatility was based upon a weighted average of the volatility for the Company and the most recent 2.76-year volatility of its peers. The peer group used to calculate volatility is consistent with the group used for the traditional employee stock options. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated over the most recent 2.76-year period, which was the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s performance share awards for the year ended March 31, 2012:

	Number of Awards	Weighted-Average Fair Value at Grant Date
Outstanding at December 31, 2011	—	$—
Granted	215,000	31.28
Vested	—	—
Forfeited	—	—
Outstanding at March 31, 2012	215,000	31.28
As of March 31, 2012, there was $6.7 million of total unrecognized compensation cost related to performance share awards. The unrecognized cost is expected to be recognized over 2.76 years.

10.	Initial Public Offering and Tax Receivable Agreement
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

Notes to Condensed Financial Statements—(Continued)

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
The Company entered into the TRA with the Company's Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. Under the TRA, the Company is obligated to pay to the Pre-IPO Stockholders an amount equal to 90% of the cash savings in federal income tax realized by it by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by the Company as of March 31, 2011. Cash tax savings generally will be computed by comparing actual federal income tax liability to the amount of such taxes that the Company would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA the Company recorded a liability with an offsetting reduction to additional paid in capital.
The term of the TRA will continue until the first to occur of (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company. The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in the future and any future limitations that may be imposed on the Company's ability to use the Pre-IPO NOLs. As of March 31, 2012, an estimated cash benefit of $36.5 million, or 90% of the total cash benefit from the full use of the Pre-IPO NOLs, will be paid to our Pre-IPO Stockholders under the terms of the TRA. We expect to pay $27.0 million, or 90% of the expected tax savings the Company realized from the utilization of NOLs in 2011, plus applicable interest in 2012 related to the TRA.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview
Spirit Airlines, Inc., headquartered in Miramar, Florida, is an ultra low-cost, low-fare airline that provides affordable travel opportunities within the United States, the Caribbean and Latin America. Our all-Airbus fleet currently operates more than 190 daily flights to 50 destinations. We completed an initial public offering during the second quarter of 2011, and our stock trades on the Nasdaq Global Select Stock Market under the symbol “SAVE.”
Our ultra low-cost carrier, or ULCC, business model allows us to compete principally through offering low base fares. Our business strategy empowers customers to save money on air travel by offering ultra low base fares with a range of optional services for a fee, allowing customers the freedom to choose only the extras they value. We have unbundled components of our air travel service that have traditionally been included in base fares, such as baggage and advance seat selection, and offer them as optional, ancillary services for additional fees (which we record in our financial statements as nonticket revenue) as part of a strategy to enable our passengers to identify, select and pay only for the services they want to use.
We have reduced our unit operating costs significantly since redefining Spirit as a ULCC in 2007. As a result, our operating cost structure is among the lowest in the Americas, enabling us to offer very low fares in the markets we serve while delivering operating profitability.
Our goal is to offer compelling value to our customers by utilizing our low-cost structure to offer ultra low fares and an unbundled pricing strategy which stimulates customer demand and supports profitable growth. We target large markets where fares are high and we believe we can lower the existing fare by 25% or more while achieving our targeted returns. We believe there are hundreds of routes meeting this criteria that we don't currently serve which provide us many profitable expansion opportunities.
As part of our strategy, we seek to improve profitability by offering optional services which generate ancillary revenue in excess of any associated increase in our costs. When this occurs, our CASM may increase without materially adversely affecting our results of operations due to the corresponding related revenue. In addition, our CASM will vary inversely with our average stage length due to some operating costs, such as airport facilities and landing fees, being fixed regardless of the stage length. Our average stage length also will vary with the routes we elect to fly and was shorter in the first quarter of 2012 than the prior year period as we added service on a number of domestic routes with shorter stage lengths, resulting in upward pressure on CASM. Our fare pricing strategy is designed to take into account the costs incurred on each particular route and targeted returns.

Comparative Operating Statistics:
The following table sets forth our operating statistics for the three-month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,		Percent Change
	2012	2011
Operating Statistics:
Available seat miles (ASMs) (thousands)	2,589,014	2,200,097	17.7%
Revenue passenger miles (RPMs) (thousands)	2,194,350	1,847,280	18.8%
Load factor (%)	84.8	84.0	0.8 pts
Passenger flight segments (thousands)	2,349	1,863	26.1%
Block hours	44,473	38,150	16.6%
RASM (cents)	11.65	10.58	10.1%
Average yield (cents)	13.74	12.59	9.1%
Average ticket revenue per passenger flight segment ($)	76.65	82.30	(6.9)%
Average non-ticket revenue per passenger flight segment ($)	51.68	42.62	21.3%
Total revenue per passenger flight segment ($)	128.33	124.92	2.7%
CASM (cents)	10.21	9.35	9.2%
Adjusted CASM (cents)	10.18	9.38	8.5%
Adjusted CASM ex fuel (cents)	5.99	5.67	5.6%
Fuel gallons consumed (thousands)	32,730	28,172	16.2%
Average economic fuel cost per gallon ($)	3.31	2.89	14.5%
Aircraft at end of period	40	35	14.3%
Average aircraft	38.3	33.6	14.0%
Average daily aircraft utilization (hours)	12.8	12.6	1.6%
Average stage length (miles)	912	961	(5.1)%
Airports served in the period	50	44	13.6%

Executive Summary
For the first quarter of 2012, we achieved a 12.4% operating margin, up 0.9 points compared to the prior year period despite a 14.5% increase in the average economic fuel cost per gallon year over year. We generated pre-tax earnings of $37.6 million and net earnings of $23.4 million on operating revenues of $301.5 million. For the first quarter of 2011, we generated pre-tax earnings of $13.6 million and net earnings of $7.9 million on operating revenues of $232.7 million, and achieved an 11.5% operating margin. We believe that our first quarter 2012 earnings are a result of solid demand for our low fares and continued growth in our ancillary products. In June 2011, in connection with the IPO and recapitalization, we paid down or exchanged for common stock all of our outstanding notes and preferred stock. Results for the first quarter of 2011 include recognition of $14.3 million of interest expense primarily related to the notes and preferred stock outstanding during the period prior to the IPO and recapitalization. As of March 31, 2012, we had unrestricted cash of $420.8 million.
Cost per available seat mile excluding fuel, restructuring and termination costs and loss on disposal of assets (“Adjusted CASM ex-fuel”) for the first quarter 2012 was 5.99 cents, a 5.6% increase year-over-year. Our average stage length for the first quarter ended March 31, 2012 decreased by 5.1% compared to the first quarter of 2011, contributing to the year-over-year increase in Adjusted CASM ex-fuel. In addition, our labor costs outpaced the increase in ASMs primarily due to our ramp up of pilots, flight attendants and airport service personnel hired in anticipation of our planned capacity growth in 2012. We also experienced higher travel and lodging costs due to both volume and hotel rate increases associated with increased training and scope of operations, which resulted in an increase to our other operating costs.
As of March 31, 2012, we had 40 Airbus A320-family aircraft in our fleet consisting of 26 A319s, twelve A320s and two A321s. With the scheduled delivery of two A320s in each of the second and fourth quarters, we expect to end 2012 with 44 aircraft in the fleet. All of our current aircraft are under operating leases.

Comparison of three months ended March 31, 2012 to three months ended March 31, 2011
Revenue
Operating revenue increased $68.8 million, or 29.6%, to $301.5 million in the first quarter of 2012 as we increased traffic by 18.8% and improved our yield by 9.1% to 13.74 cents.
Our first quarter 2012 results were driven by a 17.7% increase in ASMs, strong demand and a network reorientation in mid-2011 that added capacity in Dallas-Fort Worth, Chicago and Las Vegas. We generated greater demand by lowering our average ticket fare per passenger flight segment by 6.9% compared to the prior year period while increasing our non-ticket revenue per passenger flight segment from $42.62 to $51.68 (a 21.3% increase) versus the same period last year. Total revenue per passenger flight segment increased 2.7% from $124.92 per passenger flight segment in the first quarter of 2011 to $128.33 in the first quarter of 2012.
We experienced a 53.0% increase in non-ticket revenues in the first quarter of 2012 compared to the first quarter of 2011, reflecting the continued development and optimization of ancillary revenues and a 26.1% increase in passenger flight segments compared to the prior year. Ancillary revenue represented 40.3% of total revenue in the first quarter of 2012 compared to 34.1% in the first quarter of 2011.
Operating Expenses
Operating expense increased by $58.4 million for the first quarter of 2012 compared to the prior year period primarily due to increases in fuel costs and our 17.7% capacity growth.
Fuel, our largest operating cost as a percentage of operating expenses, increased primarily due to a 14.5% increase in fuel prices and a 16.2% increase in fuel gallons consumed. Aircraft fuel expense includes both into-plane expense (defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expense. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by the global oil market and refining costs, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Because our fuel derivative contracts do not qualify for hedge accounting, we include both realized and unrealized changes in the fair value of our derivatives when they occur, as a component of aircraft fuel expense.
Aircraft fuel expense for the first quarter of 2012 increased $27.8 million, or 34.4%, compared to the first quarter of 2011. The elements of the changes are illustrated in the following table:

	Three Months Ended March 31,		Percent Change
	2012	2011
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$110,918	$85,568	29.6%
Less: Cash received from settled derivatives, net of cash settlements paid	(2,451)	(4,110)	(40.4)%
Economic fuel expense	108,467	81,458	33.2%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	258	(546)	(147.3)%
Aircraft fuel expense (per Statement of Operations)	$108,725	$80,912	34.4%
Fuel gallons consumed	32,730	28,172	16.2%
Economic fuel cost per gallon	$3.31	$2.89	14.5%
Into-plane fuel cost per gallon	$3.39	$3.04	11.5%
Fuel gallons consumed increased 16.2% as a result of increased operations as evidenced by a 16.6% increase in block hours. Our average daily aircraft utilization in the first quarter of 2012 increased slightly by 1.6% or 0.2 hours per day compared to the prior year period.

Our fuel purchasing is largely concentrated in the southeast United States with Fort Lauderdale being the highest volume fueling point in our system. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. The into-plane fuel cost per gallon increased 11.5% as a result of higher Gulf Coast jet fuel prices. Gulf Coast jet fuel prices are impacted by both the higher price of crude oil as well as increased refining margins associated with the conversion of crude oil to jet fuel.
We evaluate economic fuel expense, which we define as into-plane fuel expense plus or minus the cash we received or paid from hedge counterparties for expiring positions that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is unrealized mark-to-market changes. When we refer to economic fuel expense, we include realized gains or losses only when they are settled through a cash payment to or from our derivative contract counterparties for those contracts that were settled during the period. We believe this is the best measure of the effect fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate airline results using this measure and it is used in our internal management reporting. Total net benefit recognized for hedges that settled during the first quarter of 2012 was $2.5 million , compared to a net benefit of $4.1 million in the prior year period. These amounts represent the net cash received for the settlement of hedges.
As of March 31, 2012, we had fuel hedges using Gulf Coast jet fuel collars in place for approximately 8% of our estimated fuel consumption for the second quarter of 2012. Additionally, during peak hurricane season (August through October), we enter into basis swap agreements using NYMEX Heating Oil indexes to protect the refining price risk between the price of crude oil and the price of refined jet fuel.  As of March 31, 2012, we had approximately 71% of our August through October forecasted fuel requirements protected using these basis swaps.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per ASM, or unit cost, for the three months ended March 31, 2012 and 2011 followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Three Months Ended March 31,		Per-ASM Change	Percent Change
	2012	2011
	(in cents, except for percentages)
Aircraft fuel	4.20	3.68	0.52	14.1%
Salaries, wages and benefits	2.03	1.96	0.07	3.6%
Aircraft rent	1.27	1.26	0.01	0.8%
Landing fees and other rents	0.58	0.53	0.05	9.4%
Distribution	0.55	0.54	0.01	1.9%
Maintenance, materials and repairs	0.40	0.37	0.03	8.1%
Depreciation and amortization	0.11	0.07	0.04	57.1%
Other operating	1.04	0.94	0.10	10.6%
Loss on disposal of assets	0.02	—	0.02	N/A
Special Charges	—	—	—	N/A
CASM	10.21	9.35	0.86	9.2%
Adjusted CASM (1)	10.18	9.38	0.80	8.5%
Adjusted CASM ex fuel (2)	5.99	5.67	0.32	5.6%

(1)	Excludes mark-to-market losses of less than 0.01 cents and gains of 0.02 cents per ASM for the three months ended March 31, 2012 and 2011, respectively.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses.
Our Adjusted CASM ex fuel for the first quarter of 2012 is up 5.6% as compared to the same period in 2011, primarily resulting from increased ground handling and crew hotel rates as a result of higher average rates across our route network due to entering new higher cost markets and increased training and labor costs associated with our crew and airport service ramp up.

Labor costs increased 21.9% on an absolute dollar basis during the first quarter of 2012 and by 3.6% on a per-unit basis. Our labor cost increases were primarily driven by increases in our pilot, flight attendant and airport service personnel. The introduction of five new aircraft since first quarter of 2011, and the opening of six new airport stations, as well as a planned route expansion for the second quarter of 2012 drove a 21% increase in crew headcount, which outpaced our 17.7% capacity (ASM) growth.
Landing fees and other rents increased 29.7% on an absolute dollar basis during the first quarter of 2012 and by 9.4% on a per-unit basis as a result of increased volume at higher cost airports. In addition, facility rent increase is the result of an additional six airports served period over period.
We took delivery of five Airbus A320 aircraft subsequent to the first quarter of 2011. These aircraft were acquired under sale and leaseback transactions which drove the $5.2 million or 18.6% increase in rent expense in the first quarter of 2012 as compared to the prior year period. The increase in aircraft rent on a per-unit basis of 0.8% is primarily due to higher rent expense related to the five new aircraft deliveries.
The increase in distribution costs is primarily driven by an increase in credit card fees that closely correlate to revenues. We also experienced a moderate increase in the percentage of sales from third-party travel agents, which are more expensive than selling directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs.
The table below shows our distribution channel usage.

	Three months ended March 31,		Change
	2012	2011
Website	62.5%	68.3%	(5.8)
Third-party travel agents	26.1%	21.1%	5.0
Call center	11.4%	10.6%	0.8
Maintenance costs for the first quarter of 2012 increased by $2.4 million on an absolute dollar basis compared to the first quarter of 2011 and increased 8.1% on a per-ASM basis. The increase in maintenance costs is due partly to the aging of our fleet which requires more comprehensive work during routine scheduled maintenance, as well as more unscheduled maintenance events in the first quarter of 2012 compared to the prior year period. The average age of our fleet increased to 4.4 years as of March 31, 2012 from 4.0 as of March 31, 2011. Maintenance expense is expected to increase significantly as our fleet continues to age, resulting in the need for additional repairs over time.
During the first quarter of 2012, we introduced an enhanced preventative seat maintenance program. We expect to spend approximately $4 to $6 million to refurbish and meet certain maintenance standards for seats on our 40 aircraft during the second and third quarter of 2012. We expect the ongoing expense of our seat maintenance program to have an immaterial impact on our overall maintenance cost outlook.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event. The amortization of heavy maintenance costs was $1.4 million and $0.4 million for the three months ended 2012 and 2011, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $11.9 million and $8.4 million for the three months ended March 31, 2012 and 2011, respectively.
Depreciation and amortization increased by $1.3 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the first quarter of 2012 compared to the prior year period.
Other operating expense for the first quarter of 2012 increased by 10.6% on a per-ASM basis and $6.3 million year-over-year on an absolute dollar basis. Increases in departures of 21.8% and overall increased rates at the airports we serve resulted in increases in variable operating costs such as ground handling expenses and travel and lodging expense in the first quarter of 2012 compared to the prior year period. The increase in travel and lodging costs were driven by both volume and hotel rate increases associated with increased training and scope of operations.
Special charges decreased $0.2 million in the first quarter of 2012 compared to the prior year period due to the reimbursement of secondary offering costs recognized during the first quarter of 2012.

Other income (expenses)
Interest expense decreased by $13.7 million due to the elimination of all debt on June 1, 2011 as a result of our IPO and recapitalization. Interest expense and corresponding capitalized interest in the first quarter of 2012 mostly relates to interest charged by Airbus on deferred pre-delivery deposits.

Income Taxes
Our effective tax rate for the first quarter of 2012 was 37.7% compared to 42.2% in the first quarter of 2011. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pretax results, the U.S. federal rate of 35%, expected nondeductible expenses and estimated state income taxes. During the first quarter of 2011, we had not yet completed our IPO and recapitalization and as such could not factor the effects of such transactions into our forecasted full-year pretax results, which resulted in an increase in nondeductible expenses forecasted for the full-year and adversely affected our tax rate. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pretax income and the magnitude of any nondeductible expenses in relation to that pretax income.

Liquidity and Capital Resources
Our primary source of liquidity is cash on hand and cash provided by operations, with our primary uses of liquidity being working capital, capital expenditures, PDPs, and maintenance reserves.
Our total cash at March 31, 2012 was $420.8 million, an improvement of $77.5 million from December 31, 2011 primarily driven by cash generated from operations.
In prior periods, restricted cash represented cash collateral related primarily to a portion of our obligation to fulfill future flights, or air traffic liability (“ATL”), held by credit card processors. Our credit card processors have historically required holdbacks (collateral), which we record as restricted cash, when future air travel and other future services are purchased via credit card transactions. Our restricted cash balance at December 31, 2011 was eliminated, reflecting a complete release of all holdback requirements by all of our credit card processors provided that we continue to satisfy certain financial criteria. Failure to meet these liquidity covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash that could be material. As of March 31, 2012, we continued to be in compliance with our credit card processing agreements, and we were not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of March 31, 2012 and December 31, 2011, was $168.8 million and $115.2 million, respectively.
In recent years, our short-term capital needs have been funded primarily by cash from operations. Our most significant capital needs are to fund the acquisition costs of our aircraft. Pre-delivery deposits (“PDPs”) relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. In the three months ended March 31, 2012, $17.2 million of PDPs have been returned related to delivered aircraft in the period, and we have paid $15.8 million for future deliveries. As of March 31, 2012, we have $86.8 million of PDPs on our balance sheet, representing the amount paid since inception, net of refunds. Maintenance reserves are paid to aircraft lessors to be held as collateral in advance of our performance of major maintenance activities. In the first quarter of 2012, we paid $4.7 million in maintenance reserves, net of reimbursements, and as of March 31, 2012, we have $171.5 million ($55.9 million in other current assets and $115.6 million in prepaid aircraft maintenance to lessors) on our balance sheet, representing the amount paid in reserves since inception, net of reimbursements.
We have executed lease agreements for the sale and leaseback for the next two A320 aircraft deliveries from our existing order with Airbus, involving deliveries currently scheduled between May 2012 and June 2012. These transactions, assuming they are completed with the terms reflected in the lease agreements, will result in an estimated $1.0 million in deferred gains which will be deferred over the 12-year life of the respective leases as a decrease to rent expense in accordance with GAAP. We do not have financing commitments in place for 101 of the aircraft currently on firm order which are scheduled for delivery in late 2012 through 2021. These future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
Net Cash Flows Provided By (Used In) Operating Activities. Operating activities in the first quarter of 2012 provided $79.7 million in cash compared to $5.9 million in cash used in the first quarter of 2011. The increase is primarily due to cash received from sales for future travel. In the first quarter of 2011, we were still subject to holdback requirements which resulted in all cash from sales on future travel being held back and recorded as restricted cash. In addition, the increase in cash was also attributed to higher earnings and lower net maintenance reserve payments during the first quarter of 2012 compared to the prior year period.

Net Cash Flows Used In Investing Activities. During the first quarter of 2012, investing activities used $8.4 million, compared to $14.2 million used for the prior year period. The decrease is mainly related to the refund of $17.2 million in PDPs related to the delivery of three aircraft from Airbus and corresponding sale and leaseback transactions offset by higher capital expenditures including the purchase of a spare engine for $4.7 million during the first quarter of 2012.
Net Cash Provided By Financing Activities. During the first quarter of 2012, we received $5.6 million in proceeds from the sale of one engine as part of a sale and leaseback transaction, retained $0.8 million as a result of excess tax benefits related to share-based payments, and received cash as a result of exercised stock options. Cash used in financing activities consisted of cash used to purchase treasury stock.

Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of March 31, 2012 and the periods in which payments are due:

(in millions)	Total	Remainder of 2012	2013 - 2014	2015 - 2016	Thereafter
Operating lease obligations	$1,056	$110	$284	$278	$384
Flight equipment purchase obligations	4,813	157	671	1,030	2,955
Total future payments on contractual obligations (1)	$5,869	$267	$955	$1,308	$3,339

(1)     Does not include contractual payments to the Pre-IPO Stockholders under the Tax Receivable Agreement (estimated to be approximately $36.5 million as of March 31, 2012).
The Company entered into the TRA with the Company's Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. Under the TRA, the Company is obligated to pay to the Pre-IPO Stockholders an amount equal to 90% of the cash savings in federal income tax realized by the Company by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by the Company as of March 31, 2011. Cash tax savings generally will be computed by comparing actual federal income tax liability to the amount of such taxes that the Company would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. As of March 31, 2012, an estimated cash benefit of $36.5 million, or 90% of the total cash benefit from the full use of the Pre-IPO NOLs, will be paid to our Pre-IPO Stockholders under the terms of the TRA. We expect to pay $27.0 million plus applicable interest during the second quarter of 2012 related to the TRA, with the remainder expected to be paid in 2013.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 40 of our aircraft are operated under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2017 and 2024. Aircraft rent payments were $32.9 million and $28.9 million, for the three months ended March 31, 2012 and 2011, respectively. Our aircraft lease payments for 35 of our aircraft are fixed-rate obligations. Five of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2012, our firm orders consisted of 103 A320 family aircraft (58 of the existing aircraft model A320s and 45 A320 NEOs) with Airbus and 4 spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery in the period of 2012 through 2021, and spare engines are scheduled for delivery from 2012 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft pre-delivery deposits, will be approximately $157 million for the remainder of 2012, $323 million in 2013, $348 million in 2014, $520 million in 2015, $510 million in 2016 and $2,955 million in 2017 and beyond.
We have a line of credit for $8.6 million and $3.6 million related to corporate credit cards, of which we had drawn $3.4 million and $2.3 million as of March 31, 2012 and 2011, respectively.
As of March 31, 2012, we have lines of credit with counterparties to our jet fuel derivatives in the amount of $13.0 million. Of the $13.0 million in lines of credit, $5.0 million is provided exclusively for jet fuel derivatives, $5.0 million is provided exclusively for physical fuel delivery and the additional $3.0 million is provided for either purpose. As of March 31, 2012, we had drawn $4.4 million for physical fuel delivery and had not drawn on the remaining lines. As of March 31, 2011, we have lines of credit with counterparties in the amount of $2.0 million, exclusively for jet fuel derivatives. As of March 31, 2011, we had not drawn on the lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery.
As of March 31, 2012, we have a $10.0 million unsecured standby letter of credit facility of which $6.8 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
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
“Average non-ticket revenue per passenger flight segment” means the total non-ticket revenue divided by passenger flight segments.
“Average ticket revenue per passenger flight segment” means total passenger revenue divided by passenger flight segments.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2012 and 2011 represented 41.1% and 39.3% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we often use basis swaps, priced using NYMEX Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. In addition to other fuel derivative contracts, we have historically protected a portion of our forecasted fuel requirements during hurricane season using basis swaps. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last 12 months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $41.6 million. To attempt to manage fuel price risk, from time to time we use jet fuel option contracts, swap agreements and basis swaps to mitigate a portion of the crack spread between crude and jet fuel. As of March 31, 2012, we had fuel hedges using Gulf Coast jet fuel collars in place for approximately 8% of our estimated fuel consumption for the second quarter of 2012.
The fair value of our fuel derivative contracts as of March 31, 2012 and December 31, 2011 was a $0.1 million and a $0.3 million asset, respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of March 31, 2012, we believe the credit exposure related to these fuel forward contracts was negligible.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2011 would affect total aircraft rent expense in 2012 by less than $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We currently believe the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations.
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

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Investors are urged to review these risk factors carefully.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities
None
Use of Proceeds from the Sale of Registered Securities
None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

3.1
Amended and Restated Certificate of Incorporation of Spirit Airlines, Inc., dated as of June 1, 2011, filed as
Exhibit 3.1 to the Company's Current Report on Form 8-K dated June 1, 2011, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spirit Airlines, Inc., dated as of June 1, 2011, filed as Exhibit 3.2 to the Company's Current Report on Form 8-K dated June 1, 2011, is hereby incorporated by reference.

10.1	Separation Agreement, effective March 26, 2012, by and between Spirit Airlines, Inc. and David W. Lancelot.

10.2	Letter Agreement, effective April 16, 2012, by and between Spirit Airlines, Inc. and Edward M. Christie, III.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

**
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

SPIRIT AIRLINES, INC.

Date: April 30, 2012	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer