Form 10-Q
period 2012-06-30
Spirit Airlines, Inc.
filed 2012-07-31
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q

_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35186
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 17, 2012:

Class	Number of Shares
Voting Common Stock, $0.0001 par value	70,853,821
Non-Voting Common Stock, $0.0001 par value	1,669,205

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating revenues:
Passenger	$211,812	$180,418	$391,890	$333,698
Non-ticket	134,496	95,473	255,913	174,855
Total operating revenue	346,308	275,891	647,803	508,553

Operating expenses:
Aircraft fuel	120,233	107,322	228,958	188,234
Salaries, wages and benefits	53,489	45,173	106,143	88,366
Aircraft rent	36,060	29,081	68,933	56,789
Landing fees and other rents	17,066	13,007	32,180	24,662
Distribution	14,738	13,037	28,939	24,969
Maintenance, materials and repairs	13,558	7,480	23,972	15,538
Depreciation and amortization	3,327	1,691	6,197	3,237
Other operating	32,657	21,826	59,680	42,559
Loss on disposal of assets	33	35	482	35
Special charges	15	2,280	(57)	2,361
Total operating expenses	291,176	240,932	555,427	446,750

Operating income	55,132	34,959	92,376	61,803

Other (income) expense:
Interest expense	794	9,678	1,334	23,964
Capitalized interest	(794)	(1,039)	(1,334)	(2,076)
Interest income	(180)	(71)	(595)	(157)
Other expense	84	76	127	124
Total other (income) expense	(96)	8,644	(468)	21,855

Income before income taxes	55,228	26,315	92,844	39,948
Provision for income taxes	20,637	9,398	34,834	15,148

Net income	$34,591	$16,917	$58,010	$24,800
Net income per share, basic	$0.48	$0.41	$0.80	$0.73
Net income per share, diluted	$0.48	$0.41	$0.80	$0.72
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$414,977	$343,328
Accounts receivable, net	24,936	15,425
Deferred income taxes	17,982	20,738
Other current assets	81,668	63,217
Total current assets	539,563	442,708

Property and equipment:
Flight equipment	10,698	4,182
Ground and other equipment	51,365	46,608
Less accumulated depreciation	(30,127)	(27,580)
	31,936	23,210
Deposits on flight equipment purchase contracts	84,291	91,450
Prepaid aircraft maintenance to lessors	117,560	120,615
Security deposits and other long-term assets	96,175	67,830
Total assets	$869,525	$745,813

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	28,599	15,928
Air traffic liability	145,085	112,280
Other current liabilities	117,479	98,856
Total current liabilities	291,163	227,064

Long-term deferred income taxes	22,191	12,108
Deferred credits and other long-term liabilities	28,848	39,935
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	499,599	496,136
Treasury stock	(985)	(129)
Retained earnings (deficit)	28,702	(29,308)
Total shareholders’ equity	527,323	466,706
Total liabilities and shareholders’ equity	$869,525	$745,813
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$97,420	$37,902

Investing activities:
Proceeds from sale of property, equipment and slots	9,074	5,537
Pre-delivery deposits for flight equipment, net of refunds	4,738	(20,091)
Purchase of property and equipment, net	(19,218)	(7,305)
Net cash used in investing activities	(5,406)	(21,859)

Financing activities:
Proceeds from issuance of common stock	303	171,014
Payments on debt	—	(20,564)
Proceeds from sale leaseback transactions	5,627	—
Payments to pre-IPO shareholders pursuant to tax receivable agreement	(26,905)	—
Excess tax benefits from share-based compensation	1,466	—
Repurchase of restricted common stock	(856)	(757)
Debt issuance costs	—	8
Net cash provided by (used in) financing activities	(20,365)	149,701

Net increase in cash and cash equivalents	71,649	165,744
Cash and cash equivalents at beginning of period	343,328	82,714
Cash and cash equivalents at end of period	$414,977	$248,458

Supplemental disclosures
Cash payments for:
Interest paid	$287	$2,615
Taxes paid	$21,819	$187
Non-cash transactions
Exchange of Notes due to related parties for common stock	$—	$279,206
Exchange of mandatorily redeemable preferred stock for common stock	$—	$81,747
Liability and offsetting reduction to equity recorded related to tax receivable agreement	$—	$35,889

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the “Company”). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the annual report on Form 10-K filed with the Securities and Exchange Commission.
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
Secondary Offering Costs
On January 25, 2012, certain stockholders of the Company, including affiliates of Oaktree Capital Management and Indigo Partners and certain members of the Company's executive team, sold an aggregate of 12,650,000 shares of common stock in an underwritten public offering (the secondary offering). The Company incurred a total of $1.3 million in costs between 2011 and 2012 related to the January 2012 secondary offering, of which $0.5 million were incurred during the six months ended June 30, 2012, offset by reimbursements from certain selling shareholders of $0.5 million in accordance with the Fourth Amendment to the Second Amended and Restated Investor Rights Agreement. The Company did not receive any proceeds from the sale of shares in the secondary offering.
Initial Public Offering Costs
In June 2011, the Company issued and sold 15,600,000 shares of common stock in its initial public offering (IPO). The Company incurred contract termination costs and fees of $2.3 million in connection with the IPO during the six months ended June 30, 2011, which included $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with the Company and $0.5 million paid to three individual, unaffiliated holders of the Company’s subordinated notes.

4.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
	(in thousands, except per-share amounts)
Numerator
Net income	$34,591	$16,917	$58,010	$24,800
Denominator
Weighted-average shares outstanding, basic	72,379	41,493	72,336	33,962
Effect of dilutive nonvested stock awards	205	276	206	308
Adjusted weighted-average shares outstanding, diluted	72,584	41,769	72,542	34,270
Net Income per Share
Basic earnings per common share	$0.48	$0.41	$0.80	$0.73
Diluted earnings per common share	$0.48	$0.41	$0.80	$0.72
For the three and six months ended June 30, 2012, there was a weighted-average of 40 thousand and 26 thousand anti-dilutive stock awards, respectively, excluded from the computation of diluted earnings per common share. At June 30, 2011, there were no anti-dilutive awards excluded from the computation of diluted earnings per common share.

Notes to Condensed Financial Statements—(Continued)

5.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
	(in thousands)
Federal excise and other passenger taxes and fees payable	$27,383	$17,813
Salaries and wages	18,381	17,123
Airport expenses	13,693	10,682
Aircraft maintenance	10,575	7,816
Fuel	10,288	87
Current portion of tax receivable agreement	9,490	27,399
Deferred gain on sale of slots	9,060	—
Aircraft and facility rent	7,096	7,206
Restructuring	234	329
Other	11,279	10,401
Accrued liabilities	$117,479	$98,856

Slot Transaction

During June 2012, the Company transferred four permanent air carrier slots at Ronald Reagan National Airport to another airline ("buyer") for $9.1 million in cash, which the Company received in June. Due to FAA regulations, the buyer may not operate the slots until written confirmation of the slot transfer has been received from the FAA. In accordance with FAA's 80% “use or lose” requirements, the Company will continue to operate all four slots through September 6, 2012. Due to the restriction preventing operating use of the slots by buyer, the gain of $9.1 million was fully deferred as of June 30, 2012 and included within other current liabilities on the accompanying balance sheet. The Company expects to recognize a $9.1 million gain in the third quarter of 2012, the period in which the FAA operating restriction lapses and written confirmation of the slot transfer is expected to be received by the buyer from the FAA.

6.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel. The Company does not hold or issue derivative financial instruments for trading purposes.
The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, the counterparty credit ratings, and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds.
The Company records financial derivative instruments at fair value, which includes an evaluation of the counterparty credit risk. Fair value of the instruments is determined using standard option valuation models.
Management chose not to elect hedge accounting on any derivative instruments during the six months ended June 30, 2012 and 2011 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

Notes to Condensed Financial Statements—(Continued)

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(in millions)
Into-plane fuel cost	$116.6	$107.0	$227.5	$192.6
Changes in value and settlements of fuel hedge contracts	3.6	0.3	1.4	(4.3)
Aircraft fuel expense	$120.2	$107.3	$229.0	$188.2
During the three months ended June 30, 2012, $3.6 million of net fuel derivative losses were recognized, consisting of realized losses of $2.5 million and unrealized losses of $1.1 million. During the three months ended June 30, 2011, $0.3 million of net fuel derivative losses were recognized, consisting of realized gains of $3.1 million offset by unrealized losses of $3.5 million. During the six months ended June 30, 2012, $1.4 million of net fuel derivative losses were recognized, consisting of realized losses of $37 thousand and unrealized losses of $1.4 million. During the six months ended June 30, 2011, $4.3 million of net fuel derivative gains were recognized, consisting of realized gains of $7.2 million offset by unrealized losses of $2.9 million. Changes in the fair value of such derivative contracts were recorded within aircraft fuel expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of unsettled derivative instruments at the end of each period.

As of June 30, 2012 and December 31, 2011, the Company had fuel hedges using U.S. Gulf Coast jet fuel collars as the underlying commodity. As of June 30, 2012, the Company had agreements in place to protect 7.5 million gallons, or approximately 19% of its estimated fuel consumption for the third quarter of 2012, at a weighted-average ceiling and floor price of $3.16 and $2.95 per gallon, respectively. As of June 30, 2012, the Company did not have any of these fuel hedges in place for the fourth quarter of 2012 and beyond. As of December 31, 2011, the Company had agreements in place to protect 13.5 million gallons or approximately 9% of its estimated fuel consumption for the twelve months ended December 31, 2012 at a weighted-average ceiling and floor price of $2.99 and $2.81 per gallon, respectively. Additionally, during peak hurricane season (August through October), the Company enters into basis swap agreements using NYMEX Heating Oil indexes to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of June 30, 2012, the Company had approximately 72% of its August through October 2012 forecasted refining risk protected using these basis swaps.

7.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2012, firm aircraft orders with Airbus consisted of 101 A320 family aircraft (56 of the existing aircraft model and 45 A320 NEOs) and engine orders with International Aero Engines consisted of three spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery from 2012 through 2021, and spare engines are scheduled for delivery from 2013 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $96 million for the remainder of 2012, $323 million in 2013, $348 million in 2014, $520 million in 2015, $510 million in 2016 and $2,955 million in 2017 and beyond.
During the first six months of 2012, the Company entered into sale and leaseback transactions with third-party aircraft lessors for the sale and leaseback of five Airbus A320 aircraft that resulted in deferred losses of $4.9 million, which are included in other long-term assets on the accompanying balance sheet. The deferred losses will be recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $27.9 million in pre-delivery deposits from Airbus for the six months ended June 30, 2012. The refunded pre-delivery deposits have been disclosed in the accompanying statement of cash flows as investing activities within pre-delivery deposits for flight equipment, net of refunds. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Rent payments under the lease agreements are fixed for the term of the lease. The lease agreements provide for standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, standard maintenance and return condition provisions, and the payment of

Notes to Condensed Financial Statements—(Continued)

maintenance reserves. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
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
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage fees, and other ancillary services by customers. As is standard in the airline industry, the Company’s contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company’s overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. During 2011, the Company amended its contractual agreements with all of its processors in light of the Company’s improved balance sheet attributable to the Company's IPO and related recapitalization, resulting in the elimination of all required holdbacks. As of June 30, 2012, the Company continued to be in compliance with its credit card processing agreements, resulting in the respective processors holding back $0 of remittances.
Failure to meet certain liquidity covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash. The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of June 30, 2012 and December 31, 2011, was $159.5 million and $115.2 million, respectively.
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
The collective bargaining agreement between the Company and the Company’s pilots represents 21% of the Company’s employees and was executed on August 1, 2010.
The collective bargaining agreement between the Company and the Company’s flight attendants represents approximately 31% of the Company’s employees and became amendable on August 6, 2007. The Company and the union are currently in negotiations to reach a new collective bargaining agreement. The CBA between the Company and its dispatchers represents approximately 1% of the Company’s employees.
The Company is self-insured for health care claims for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.7 million and $2.0 million for health care claims as of June 30, 2012 and December 31, 2011, respectively.
Other
The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of June 30, 2012: $1.5 million for the remainder of 2012, $3.1 million in 2013, $3.7 million in 2014, $3.7 million in 2015, $3.7 million in 2016 and $6.2 million in 2017 and thereafter.

Notes to Condensed Financial Statements—(Continued)

The Company entered into a Tax Receivable Agreement (“TRA”) with the Company's Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. In accordance with the TRA, the Company paid $27.2 million, including $0.3 million of applicable interest, in the second quarter of 2012. See Note 10.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$415.0	$415.0	$—	$—
Basis swaps	0.3	—	—	0.3
Option contracts	0.1	—	—	0.1
Total assets	$415.4	$415.0	$—	$0.4

Option contracts	$1.4	$—	$—	$1.4
Total liabilities	$1.4	$—	$—	$1.4

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$343.3	$343.3	$—	$—
Option contracts	1.0	—	—	1.0
Total assets	$344.3	$343.3	$—	$1.0

Option contracts	$0.7	$—	$—	$0.7
Total liabilities	$0.7	$—	$—	$0.7

Notes to Condensed Financial Statements—(Continued)

Cash and cash equivalents at June 30, 2012 and December 31, 2011 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2012 and the year ended December 31, 2011.

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

Due to the fact that certain inputs utilized to determine the fair value of aircraft fuel derivatives are unobservable (principally implied volatility), the Company has categorized these derivatives as Level 3. Implied volatility of an option contract is the volatility of the price of the underlying that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that, when used in a particular pricing model, yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it noted that holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) determination of fair value measurement for the Company's aircraft fuel derivatives.

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

The following table presents the Company’s activity for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fuel Derivative Activity for Six Months Ended June 30, 2012
(in millions)
Balance at December 31, 2011	$0.3
Total gains (losses) realized or unrealized included in earnings, net	2.2
Settlements, net	(2.4)
Balance at March 31, 2012	$0.1
Total gains (losses) realized or unrealized included in earnings, net	(3.6)
Settlements, net	2.5
Balance at June 30, 2012	$(1.0)
Total losses during the three months ended June 30, 2012, included in earnings, attributable to the change in unrealized gains or losses related to aircraft fuel derivatives still held by the Company were $0.9 million. The Company records the fair value of its aircraft fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective balance sheet date.
The Company did not have any outstanding debt as of June 30, 2012 or December 31, 2011.

Notes to Condensed Financial Statements—(Continued)

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
On May 9, 2011, the Company's board of directors adopted, and the Company's stockholders approved, the 2011 Equity Incentive Award Plan, or 2011 Plan. Under the 2011 Plan, 3,000,000 new shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance share awards and other stock-based awards, plus the number of shares remaining available for future awards under our 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under our 2005 Stock Plan that are forfeited or lapse unexercised and which, following the effective date of the 2011 Plan, are not issued under the 2005 Stock Plan. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of June 30, 2012 and December 31, 2011, 2,794,172 and 3,336,614 shares of the Company’s common stock, respectively, remained available for future issuance under the 2011 Plan.
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
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service, and have 10-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during the first two quarters of 2012 or 2011. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
To the extent a market price was not available, the fair value of the Company’s common stock was estimated using a discounted cash flow analysis and market multiples, based on management’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates management uses to manage the Company’s business. Share-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations and amounted to $1.7 million and $0.2 million for the six months ended June 30, 2012 and 2011, respectively. During the six months ended June 30, 2012 and 2011, there was no tax benefit recognized in income.

Notes to Condensed Financial Statements—(Continued)

A summary of share option activity under the 2011 Plan as of June 30, 2012 and changes during the six months ended June 30, 2012 are presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	312,000	9.33	8.9	1,946
Granted	—	—
Exercised	(39,125)	7.80
Forfeited or expired	(3,625)	7.80
Outstanding at June 30, 2012	269,250	9.58	8.4	2,661
Exercisable at June 30, 2012	55,125	8.43	8.1	608
Vested or expected to vest at June 30, 2012	256,204	9.54	8.4	2,541
The total intrinsic value of share options exercised during the six months ended June 30, 2012 was $0.5 million.
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of June 30, 2012, and changes during the six months ended June 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2011	271,999	1.43
Granted	298,692	20.29
Vested	(164,515)	3.04
Forfeited	(15,125)	3.79
Outstanding at June 30, 2012	391,051	15.07
There were 298,692 restricted stock units granted during the six months ended June 30, 2012 and none during the year ended 2011. The total fair value of restricted stock shares vested during the six months ended June 30, 2012 and 2011 was $3.3 million and $2.2 million, respectively.
As of June 30, 2012 and June 30, 2011, there was $6.3 million and $1.7 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock and options granted under the plan expected to be recognized over a weighted-average period of 3.3 years and 2.5 years, respectively.
Performance Share Awards
During the six months ended June 30, 2012, the Company granted certain senior-level executives restricted stock units that vest based on market and service conditions as part of a long-term incentive plan, which are referred to herein as performance share awards. The number of shares of common stock underlying each award is determined at the end of a three-year performance period. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. At the end of the performance period, the percentage of the stock units that will vest will be determined by ranking the Company’s total shareholder return compared to the total shareholder return of twelve peer companies. Based on the level of performance, between 0% and 200% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the disability or death of a participant, the payout of any award is limited to a prorated portion of such award based upon a performance assessment prior to the change-in-control date or date of disability or death.
The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved.

Notes to Condensed Financial Statements—(Continued)

The grant date fair value of the performance share awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

Weighted-Average at Grant Date
Expected volatility factor	0.39
Risk free interest rate	0.45%
Expected term (in years)	2.75
Expected dividend yield	—%
At the time of the Performance Share Award grants, the Company had been public for less than one year; as such, the volatility was based upon a weighted average of the volatility for the Company and the most recent 2.75-year volatility of its peers. The peer group used to calculate volatility is consistent with the group used for the traditional employee stock options. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated over the most recent 2.75-year period, which was the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s performance share awards for the six months ended June 30, 2012:

	Number of Awards	Weighted-Average Fair Value at Grant Date
Outstanding at December 31, 2011	—	$—
Granted	262,500	32.26
Vested	—	—
Forfeited	—	—
Outstanding at June 30, 2012	262,500	32.26
As of June 30, 2012, there was $7.8 million of total unrecognized compensation cost related to performance share awards. The unrecognized cost is expected to be recognized over 2.51 years.

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
The Company entered into the TRA with the Company's Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. Under the TRA, the Company is obligated to pay to the Pre-IPO Stockholders an amount equal to 90% of the cash savings in federal income tax realized by it by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by the Company as of March 31, 2011. Cash tax savings generally will be computed by comparing actual federal income tax liability to the amount of such taxes that the Company would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA, the Company recorded a liability with an offsetting reduction to additional paid in capital.

Notes to Condensed Financial Statements—(Continued)

The term of the TRA will continue until the first to occur of (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company. The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in the future and any future limitations that may be imposed on the Company's ability to use the Pre-IPO NOLs. The Company paid $27.2 million, or 90% of the tax savings realized from the utilization of NOLs in 2011, including $0.3 million of applicable interest in 2012 related to the TRA. As of June 30, 2012, an estimated remaining cash benefit of $9.5 million is expected to be paid to our Pre-IPO Stockholders under the terms of the TRA in 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview
Spirit Airlines, Inc., headquartered in Miramar, Florida, is an ultra low-cost, low-fare airline that provides affordable travel opportunities within the United States, the Caribbean and Latin America. Our all-Airbus fleet currently operates more than 200 daily flights to over 50 destinations. We completed an initial public offering during the second quarter of 2011, and our stock trades on the Nasdaq Global Select Stock Market under the symbol “SAVE.”
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
Our goal is to offer compelling value to our customers by utilizing our low-cost structure to offer ultra low fares and an unbundled pricing strategy which stimulates customer demand and supports profitable growth. We target large markets where fares are high and we believe we can lower the existing fare by 25% or more while achieving our targeted returns. We believe there are hundreds of routes meeting this criteria that we do not currently serve which provide us many profitable expansion opportunities.
As part of our strategy, we seek to improve profitability by offering optional services which generate ancillary revenue in excess of any associated increase in our costs. When this occurs, our CASM may increase without materially adversely affecting our results of operations due to the corresponding related revenue. In addition, our CASM will vary inversely with our average stage length due to some operating costs, such as airport facilities and landing fees, being fixed regardless of the stage length. Our average stage length also will vary with the routes we elect to fly and was shorter in the first six months of 2012 than the prior year period as we added service on a number of domestic routes with shorter stage lengths, resulting in upward pressure on CASM. Our fare pricing strategy is designed to take into account the costs incurred on each particular route and targeted returns.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month and six-month periods ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Percent Change
	2012	2011
Operating Statistics:
Available seat miles (ASMs) (thousands)	2,826,916	2,425,642	16.5%
Revenue passenger miles (RPMs) (thousands)	2,397,663	2,083,804	15.1%
Load factor (%)	84.8	85.9	(1.1) pts
Passenger flight segments (thousands)	2,613	2,200	18.8%
Block hours	48,147	41,815	15.1%
RASM (cents)	12.25	11.37	7.7%
Average yield (cents)	14.44	13.24	9.1%
Average ticket revenue per passenger flight segment ($)	81.06	82.00	(1.1)%
Average non-ticket revenue per passenger flight segment ($)	51.47	43.39	18.6%
Total revenue per passenger flight segment ($)	132.53	125.39	5.7%
CASM (cents)	10.30	9.93	3.7%
Adjusted CASM (cents)	10.26	9.70	5.8%
Adjusted CASM ex fuel (cents)	6.05	5.41	11.8%
Fuel gallons consumed (thousands)	35,829	31,264	14.6%
Average economic fuel cost per gallon ($)	3.32	3.32	—%
Aircraft at end of period (1)	42	35	20.0%
Average aircraft	41.0	35.0	17.1%
Average daily aircraft utilization (hours)	12.9	13.1	(1.5)%
Average stage length (miles)	902	932	(3.2)%
Airports served in the period	51	45	13.3%

(1)    Count excludes one wet-leased aircraft by the Company, for which the lease commenced on June 11, 2012 and is expected to run through August 11, 2012.

	Six Months Ended June 30,		Percent Change
	2012	2011
Operating Statistics:
Available seat miles (ASMs) (thousands)	5,415,930	4,625,739	17.1%
Revenue passenger miles (RPMs) (thousands)	4,592,013	3,931,084	16.8%
Load factor (%)	84.8	85.0	(0.2) pts
Passenger flight segments (thousands)	4,962	4,063	22.1%
Block hours	92,620	79,965	15.8%
RASM (cents)	11.96	10.99	8.8%
Average yield (cents)	14.11	12.94	9.0%
Average ticket revenue per passenger flight segment ($)	78.97	82.14	(3.9)%
Average non-ticket revenue per passenger flight segment ($)	51.57	43.04	19.8%
Total revenue per passenger flight segment ($)	130.54	125.18	4.3%
CASM (cents)	10.26	9.66	6.2%
Adjusted CASM (cents)	10.22	9.54	7.1%
Adjusted CASM ex fuel (cents)	6.02	5.54	8.7%
Fuel gallons consumed (thousands)	68,559	59,436	15.3%
Average economic fuel cost per gallon ($)	3.32	3.12	6.4%
Aircraft at end of period (1)	42	35	20.0%
Average aircraft	39.6	34.3	15.5%
Average daily aircraft utilization (hours)	12.9	12.9	—%
Average stage length (miles)	907	946	(4.1)%
Airports served in the period	51	45	13.3%

(1)    Count excludes one wet-leased aircraft by the Company, for which the lease commenced on June 11, 2012 and is expected to run through August 11, 2012.

Executive Summary
For the second quarter of 2012, we achieved a 15.9% operating margin, up 3.2 points compared to the prior year period. We generated pre-tax earnings of $55.2 million and net earnings of $34.6 million on operating revenues of $346.3 million. For the second quarter of 2011, we generated pre-tax earnings of $26.3 million and net earnings of $16.9 million on operating revenues of $275.9 million, and achieved an 12.7% operating margin. The increase in our second quarter 2012 earnings are a result of our increased capacity due to strong demand for our low fares, and continued growth in our ancillary products.
For the six months ended June 30, 2012, we achieved a 14.3% operating margin, up 2.1 points compared to the prior year period despite a 6.4% increase in the average economic fuel cost per gallon year-over-year. We generated pre-tax earnings of $92.8 million and net earnings of $58.0 million on operating revenues of $647.8 million. For the six months ended June 30, 2011, we generated pre-tax earnings of $39.9 million and net earnings of $24.8 million on operating revenues of $508.6 million, and achieved an 12.2% operating margin. In June 2011, in connection with the IPO and recapitalization, we paid down or exchanged for common stock all of our outstanding notes and preferred stock. Results for the six months ended June 30, 2011 include recognition of $24.0 million of interest expense primarily related to the notes and preferred stock outstanding during the period prior to the IPO and recapitalization. As of June 30, 2012, we had unrestricted cash of $415.0 million.
Cost per available seat mile excluding fuel, restructuring and termination costs and loss on disposal of assets (“Adjusted CASM ex fuel”) for the second quarter 2012 was 6.05 cents, a 11.8% increase year-over-year, and was 6.02 cents for the six months ended June 30, 2012, an 8.7% increase year-over-year. Our average stage length for the second quarter ended June 30, 2012 decreased by 3.2% compared to the second quarter of 2011 and decreased by 4.1% for the six months ended June 30, 2012, contributing to the year-over-year increase in Adjusted CASM ex fuel. In addition, we had increased aircraft rent related to a short-term lease agreement with a third-party aircraft provider (wet leased aircraft) to maintain desired capacity during the summer months, higher maintenance expense as a result of our seat maintenance program and hail storm damage in the second quarter of 2012, as well as higher other operating expenses related to costs incurred to re-accommodate passengers due to higher than normal flight cancellations in the second quarter of 2012.

As of June 30, 2012, we had 42 Airbus A320-family aircraft in our fleet consisting of 26 A319s, 14 A320s and two A321s (excluding the one wet-leased aircraft). With the scheduled delivery of two A320s in the fourth quarter, we expect to end 2012 with 44 aircraft in the fleet. All of our current aircraft are under operating leases.

Comparison of three months ended June 30, 2012 to three months ended June 30, 2011
Revenue
Operating revenue increased $70.4 million, or 25.5%, to $346.3 million in the second quarter of 2012 as we increased traffic by 15.1% and improved our yield by 9.1% to 14.44 cents.
Our second quarter 2012 results were driven by a 16.5% increase in ASMs on strong demand, as evidenced by our load factor of 84.8% and 9.1% increase in average yield. We continued to generate demand for our fares by lowering our average ticket fare per passenger flight segment to $81.06 or by 1.1% compared to the prior year period while increasing our non-ticket revenue per passenger flight segment from $43.39 to $51.47 (an 18.6% increase) versus the same period last year. Total revenue per passenger flight segment increased 5.7% from $125.39 per passenger flight segment in the second quarter of 2011 to $132.53 in the second quarter of 2012.
We experienced a 40.9% increase in non-ticket revenues in the second quarter of 2012 compared to the second quarter of 2011, reflecting the continued optimization of ancillary revenues and aided by an 18.8% increase in passenger flight segments compared to the prior year. Ancillary revenue represented 38.8% of total revenue in the second quarter of 2012 compared to 34.6% in the second quarter of 2011.
Operating Expenses
Operating expense increased by $50.2 million for the second quarter of 2012 compared to the prior year period primarily due to higher fuel and other direct expenses as a result of our 16.5% capacity growth.
Fuel, our largest operating cost as a percentage of operating expenses, increased due to a 14.6% increase in fuel gallons consumed as a result of block hours increasing 15.1% year-over-year. Aircraft fuel expense includes both into-plane expense (defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expense. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by the global oil market and refining costs, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any derivative instruments during the six months ended June 30, 2012 and 2011 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.
Aircraft fuel expense for the second quarter of 2012 increased $12.9 million, or 12.0%, compared to the second quarter of 2011. The elements of the changes are illustrated in the following table:

	Three Months Ended June 30,		Percent Change
	2012	2011
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$116,622	$106,984	9.0%
Cash paid (received) from settled derivatives, net of cash settlements paid	2,488	(3,119)	(179.8)%
Economic fuel expense	119,110	103,865	14.7%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	1,123	3,457	(67.5)%
Aircraft fuel expense (per Statement of Operations)	$120,233	$107,322	12.0%
Fuel gallons consumed	35,829	31,264	14.6%
Economic fuel cost per gallon	$3.32	$3.32	—%
Into-plane fuel cost per gallon	$3.26	$3.42	(4.7)%

Our fuel purchasing is largely concentrated in the southeast United States with Fort Lauderdale being the highest volume fueling point in our system. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. The into-plane fuel cost per gallon decreased 4.7% as a result of lower Gulf Coast jet fuel prices. Gulf Coast jet fuel prices are impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel.
We evaluate economic fuel expense, which we define as into-plane fuel expense plus or minus the cash we paid or received from hedge counterparties for expiring positions that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is unrealized mark-to-market changes. When we refer to economic fuel expense, we include realized gains or losses only when they are settled through a cash payment to or from our derivative contract counterparties for those contracts that were settled during the period. We believe this is the best measure of the effect fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate airline results using this measure and it is used in our internal management reporting. Total net loss recognized for hedges that settled during the second quarter of 2012 was $2.5 million, compared to a net benefit of $3.1 million in the prior year period. These amounts represent the net cash received for the settlement of hedges.
As of June 30, 2012, we had fuel hedges using Gulf Coast jet fuel collars in place for approximately 19% of our estimated fuel consumption for the third quarter of 2012. Additionally, during peak hurricane season (August through October), we enter into basis swap agreements using NYMEX Heating Oil indexes to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of June 30, 2012, we had approximately 72% of our August through October forecasted refining risk protected using these basis swaps.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per ASM, or unit cost, for the three months ended June 30, 2012 and 2011 followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Three Months Ended June 30,		Per-ASM Change	Percent Change
	2012	2011
	(in cents, except for percentages)
Aircraft fuel	4.25	4.42	(0.17)	(3.8)%
Salaries, wages and benefits	1.89	1.86	0.03	1.6%
Aircraft rent	1.28	1.20	0.08	6.7%
Landing fees and other rents	0.60	0.54	0.06	11.1%
Distribution	0.52	0.54	(0.02)	(3.7)%
Maintenance, materials and repairs	0.48	0.31	0.17	54.8%
Depreciation and amortization	0.12	0.07	0.05	71.4%
Other operating	1.16	0.90	0.26	28.9%
Loss on disposal of assets	—	—	—	N/A
Special Charges	—	0.09	(0.09)	N/A
CASM	10.30	9.93	0.37	3.7%
Adjusted CASM (1)	10.26	9.70	0.56	5.8%
Adjusted CASM ex fuel (2)	6.05	5.41	0.64	11.8%

(1)	Excludes mark-to-market losses of less than 0.01 cents and losses of 0.14 cents per ASM for the three months ended June 30, 2012 and 2011, respectively.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses.
Our Adjusted CASM ex fuel for the second quarter of 2012 was up 11.8% as compared to the same period in 2011. Our average stage length for the second quarter ended June 30, 2012 decreased by 3.2% compared to the second quarter of 2011, contributing to the year-over-year increase in Adjusted CASM ex fuel. In addition, we had increased maintenance costs related to our seat maintenance program and hail storm damage incurred in the quarter and increased rent expense due to additional rental cost associated with a wet-leased aircraft. We also had higher other operating expenses driven by higher average ground handling rates, increased volume of crew hotel rooms related to the expanded scope of our network and increased crew training, as well as higher costs associated with passenger re-accommodations related to flight cancellations.

Labor costs increased 18.4% on an absolute dollar basis during the second quarter of 2012 or 1.6% on a per-unit basis. Our labor cost increases were primarily driven by increases in our pilot, flight attendant and airport service personnel. The introduction of seven new aircraft since the second quarter of 2011, and the opening of six new airport stations, as well as a route expansion in the second quarter of 2012, drove a 25% increase in crew headcount. In addition, we incurred $1.4 million in incremental share-based compensation, recorded within salaries, wages and benefits in the second quarter of 2012 as compared to the prior year, which contributed to total salaries outpacing our ASM growth on a per unit basis.
Landing fees and other rents increased 31.2% on an absolute dollar basis during the second quarter of 2012 or 11.1% on a per-unit basis as a result of increased volume at higher cost airports. In addition, facility rent increased as a result of an additional six airports served period over period.
We took delivery of seven Airbus A320 aircraft subsequent to the second quarter of 2011. These aircraft were acquired through sale and leaseback transactions and accounted for the majority of the $7.0 million of rent increase in the second quarter ended 2012. In addition, aircraft rent on a per-unit basis increased due to $1.2 million of additional aircraft rent expense incurred in the second quarter of 2012 related to a short-term lease agreement with a third-party provider (wet-leased aircraft) to maintain desired capacity during the summer months.
The increase in distribution costs on an absolute dollar basis is primarily due to increased volume in addition to an increase of approximately 6.0 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than selling directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs.
Maintenance costs for the second quarter of 2012 increased by $6.1 million on an absolute dollar basis compared to the prior year period or 54.8% on a per-ASM basis. The increase in maintenance costs is primarily due to the start-up of the seat maintenance program introduced in the first quarter of 2012, which contributed $3.1 million in maintenance costs in the second quarter of 2012. We expect to spend an additional $4.5 million in the second half of 2012 to complete the start-up phase of the seat maintenance program on our entire fleet of aircraft. We do not expect the ongoing expense of our seat maintenance program to have a material impact on our overall future maintenance cost outlook. In addition, damage to aircraft due to a hail storm contributed $0.9 million in maintenance costs in the second quarter of 2012. The average age of our fleet increased to 4.6 years as of June 30, 2012 from 4.2 years as of June 30, 2011. Maintenance expense is expected to increase significantly as our fleet continues to age, resulting in the need for additional repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event. The amortization of heavy maintenance costs was $1.8 million and $0.5 million for the second quarters of 2012 and 2011, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $15.4 million and $7.9 million for the second quarters of 2012 and 2011, respectively.
Depreciation and amortization increased by $1.6 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the second quarter of 2012 compared to the prior year period.
Other operating expense for the second quarter of 2012 increased by 28.9% on a per-ASM basis and $10.8 million year-over-year on an absolute dollar basis. Increases in departures of 17.9% and overall increased rates at the airports we serve resulted in increases in variable operating costs such as ground handling expenses and travel and lodging expense in the second quarter of 2012 compared to the prior year period. The increase in travel and lodging costs was driven by both volume and hotel rate increases associated with increased training and scope of operations. We also experienced higher costs associated with passenger re-accommodation related to a greater percentage of flight cancellations during the second quarter of 2012.
Special charges decreased $2.3 million in the second quarter of 2012 compared to the prior year period due the recognition of contract termination costs and fees of $2.3 million in connection with our IPO during the second quarter of 2011, which included $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with us and $0.5 million paid to three individual, unaffiliated holders of our subordinated notes.

Other income (expenses)
Interest expense decreased by $8.9 million due to the elimination of all debt on June 1, 2011 as a result of our IPO and recapitalization. Interest expense and corresponding capitalized interest in the second quarter of 2012 mostly relates to interest charged by Airbus on deferred pre-delivery deposits and interest related to the TRA.

Income Taxes
Our effective tax rate for the second quarter of 2012 was 37.4% compared to 35.7% in the second quarter of 2011. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pretax results, the U.S. federal rate of 35%, expected nondeductible expenses and estimated state income taxes. During the first two months of the second quarter of 2011, we had not yet completed our IPO and recapitalization and therefore could not factor the effects of such transactions into our forecasted full-year pretax results, which resulted in an increase in nondeductible expenses forecasted for the full year and adversely affected our tax rate. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pretax income and the magnitude of any nondeductible expenses in relation to that pretax income.

Comparison of six months ended June 30, 2012 to six months ended June 30, 2011
Revenue
Operating revenue increased $139.3 million, or 27.4%, to $647.8 million in the six months ended June 30, 2012 compared to the prior-year period as we increased traffic by 16.8% and improved our yield by 9.0% to 14.11 cents.
Our results for the six months ended June 30, 2012 were driven by a 17.1% increase in ASMs, strong demand, and a network reorientation in mid-2011 that added capacity in Dallas-Fort Worth, Chicago and Las Vegas. We generated greater demand by lowering our average ticket fare per passenger flight segment to $78.97 or by 3.9% compared to the prior year period while increasing our non-ticket revenue per passenger flight segment from $43.04 to $51.57 (a 19.8% increase) versus the same period last year. Total revenue per passenger flight segment increased 4.3% from $125.18 per passenger flight segment in the six months ended June 30, 2011 to $130.54 in the six months ended June 30, 2012.
We experienced a 46.4% increase in non-ticket revenues in the six months ended June 30, 2012 compared to the same period in 2011, reflecting the continued development and optimization of ancillary revenues and a 22.1% increase in passenger flight segments. Ancillary revenue represented 39.5% of total revenue in the six months ended June 30, 2012 compared to 34.4% in the same period of 2011.

Operating Expenses
Operating expense increased by $108.7 million for the six months ended June 30, 2012 compared to the prior year period primarily due to increases in fuel costs and our 17.1% capacity growth.
Aircraft fuel expense for the six months ended June 30, 2012 increased $40.7 million, or 21.6%, compared to the prior year period due to a 6.4% increase in fuel prices and a 15.3% increase in fuel gallons consumed. The elements of the changes are illustrated in the following table:

	Six Months Ended June 30,		Percent Change
	2012	2011
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$227,540	$192,551	18.2%
Cash paid (received) from settled derivatives, net of cash settlements paid	37	(7,228)	(100.5)%
Economic fuel expense	227,577	185,323	22.8%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	1,381	2,911	(52.6)%
Aircraft fuel expense (per Statement of Operations)	$228,958	$188,234	21.6%
Fuel gallons consumed	68,559	59,436	15.3%
Economic fuel cost per gallon	$3.32	$3.12	6.4%
Into-plane fuel cost per gallon	$3.32	$3.24	2.5%

Fuel gallons consumed increased 15.3% as a result of increased operations as evidenced by a 15.8% increase in block hours. Our average daily aircraft utilization in the six months ended June 30, 2012 did not change compared to the prior year period.
Total net loss recognized for hedges that settled during the six months ended June 30, 2012 was $37 thousand, compared to a net benefit of $7.2 million in the prior year period. These amounts represent the net cash paid (received) for the settlement of hedges.
The following table presents our cost per ASM, or unit cost, for the six months ended June 30, 2012 and 2011 followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Per-ASM Change	Percent Change
	2012	2011
	(in cents, except for percentages)
Aircraft fuel	4.23	4.07	0.16	3.9%
Salaries, wages and benefits	1.96	1.91	0.05	2.6%
Aircraft rent	1.27	1.23	0.04	3.3%
Landing fees and other rents	0.59	0.53	0.06	11.3%
Distribution	0.53	0.54	(0.01)	(1.9)%
Maintenance, materials and repairs	0.44	0.34	0.10	29.4%
Depreciation and amortization	0.11	0.07	0.04	57.1%
Other operating	1.10	0.92	0.18	19.6%
Loss on disposal of assets	0.01	—	0.01	N/A
Special Charges	—	0.05	(0.05)	N/A
CASM	10.26	9.66	0.60	6.2%
Adjusted CASM (1)	10.22	9.54	0.68	7.1%
Adjusted CASM ex fuel (2)	6.02	5.54	0.48	8.7%

(1)	Excludes mark-to-market gains of 0.03 cents and losses of 0.06 cents per ASM for the six months ended June 30, 2012 and 2011, respectively.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses.
Our Adjusted CASM ex fuel for the six months ended June 30, 2012 is up 8.7% as compared to the same period in 2011. Our average stage length for the six months ended June 30, 2012 decreased by 4.1%, contributing to the year-over-year increase in Adjusted CASM ex fuel. In addition, we had increased maintenance costs related to our seat maintenance program and hail storm damage incurred during the second quarter of 2012, increased aircraft rent expense due to additional rental cost associated with a wet-leased aircraft, and higher other operating expenses driven by higher average airport costs and increased volume of crew hotel rooms related to the expanded scope of our network and increased crew training, as well as higher costs associated with passenger re-accommodation related to flight cancellations.
Labor costs increased 20% on an absolute dollar basis during the six months ended June 30, 2012 or 2.6% on a per-unit basis. Our labor cost increases were primarily driven by increases in our pilot, flight attendant and airport service personnel. The introduction of seven new aircraft since the second quarter of 2011, the opening of six new airport stations, as well as a route expansion in the second quarter of 2012 drove a 25% increase in crew headcount, which outpaced our 17.1% capacity (ASM) growth. In addition, we incurred $1.5 million in incremental share-based compensation recorded within salaries, wages and benefits in the six months ended June 30, 2012 as compared to the prior year period, which contributed to total salaries outpacing our ASM growth on a per unit basis.
Landing fees and other rents increased 30.5% on an absolute dollar basis during the six months ended June 30, 2012 and by 11.3% on a per-unit basis as a result of increased volume at higher cost airports. In addition, the facility rent increase on an absolute dollar basis is the result of an additional six airports served period over period.
We took delivery of seven Airbus A320 aircraft subsequent to the second quarter of 2011. These aircraft were acquired under sale and leaseback transactions which primarily drove the $12.1 million or 21.4% increase in rent expense in the six months ended June 30, 2012 as compared to the prior year period. The increase in aircraft rent on a per-unit basis of 3.3% is primarily due to higher rent expense related to the seven new aircraft deliveries as well as $1.2 million of additional aircraft rent incurred related to a short-term lease agreement with a third-party provider (wet-leased aircraft) to maintain desired capacity during the summer months.
The increase in distribution costs on an absolute dollar basis is primarily due to increased volume in addition to an increase of approximately 5.1 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than selling directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs.
Maintenance costs for the six months ended June 30, 2012 increased by $8.4 million on an absolute dollar basis compared to the prior year period and increased 29.4% on a per-ASM basis. The increase in maintenance costs is primarily due to implementation of the the start-up of the seat maintenance program, which contributed $3.1 million in maintenance costs in the second quarter of 2012. We expect to spend an additional $4.5 million in the second half of 2012 to complete the start-up phase of the seat maintenance program on our entire fleet of aircraft. We do not expect the ongoing expense of our seat maintenance program to have a material impact on our overall future maintenance cost outlook. In addition, damage to aircraft due to a hail storm contributed $0.9 million in maintenance costs in the second quarter of 2012. The average age of our fleet increased to 4.6 years as of June 30, 2012 from 4.2 years as of June 30, 2011. Maintenance expense is expected to increase as our fleet continues to age, resulting in the need for additional repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event. The amortization of heavy maintenance costs was $3.3 million and $0.8 million for the six months ended June 30, 2012 and 2011, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $27.3 million and $16.3 million for the six months ended June 30, 2012 and 2011, respectively.
Depreciation and amortization increased by $3.0 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the six months ended June 30, 2012 compared to the prior year period.
Other operating expense for the six months ended June 30, 2012 increased by 19.6% on a per-ASM basis and $17.1 million year-over-year on an absolute dollar basis. Increases in departures of 19.8% and overall increased rates at the airports we serve resulted in increases in variable operating costs such as ground handling expenses and travel and lodging expense in the six months ended June 30, 2012 compared to the prior year period. The increase in travel and lodging costs was driven by both volume and hotel rate increases associated with increased training and scope of operations. We also experienced higher costs associated with passenger re-accommodation related to a greater percentage of flight cancellations during the second quarter ended 2012.
Special charges decreased $2.4 million in the six months ended June 30, 2012 compared to the prior year period due to the reimbursement of secondary offering costs recognized during the first quarter of 2012 and the recognition of termination costs of $2.3 million in connection with our IPO during the three months ended June 30, 2011, which included $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with us and $0.5 million paid to three individual, unaffiliated holders of our subordinated notes.

Other income (expenses)
Interest expense decreased by $22.6 million due to the elimination of all debt on June 1, 2011 as a result of our IPO and recapitalization. Interest expense and corresponding capitalized interest in the six months ended June 30, 2012 primarily relates to interest charged by Airbus on deferred pre-delivery deposits and interest related to the TRA.

Income Taxes
Our effective tax rate for the six months ended June 30, 2012 was 37.5% compared to 37.9% in the prior year period.

Liquidity and Capital Resources
Our primary source of liquidity is cash on hand and cash provided by operations, with our primary uses of liquidity being working capital, capital expenditures, pre-delivery deposits (“PDPs”), and maintenance reserves.
Our total cash at June 30, 2012 was $415.0 million, an increase of $71.6 million from December 31, 2011, primarily driven by cash generated from operations.

In prior periods, restricted cash represented cash collateral related primarily to a portion of our obligation to fulfill future flights, or air traffic liability (“ATL”), held by credit card processors. Our credit card processors have historically required holdbacks (collateral), which we record as restricted cash, when future air travel and other future services are purchased via credit card transactions. As of September 30, 2011, our restricted cash balance was eliminated, reflecting a complete release of all holdback requirements by all of our credit card processors provided that we continue to satisfy certain financial criteria. Failure to meet these liquidity covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash that could be material. As of June 30, 2012, we continued to be in compliance with our credit card processing agreements, and we were not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of June 30, 2012 and December 31, 2011, was $159.5 million and $115.2 million, respectively.
In recent years, our short-term capital needs have been funded primarily by cash from operations. Our most significant capital needs are to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. In the six months ended June 30, 2012, $27.9 million of PDPs have been returned related to delivered aircraft in the period, and we have paid $23.2 million for future deliveries of aircraft and spare engines. As of June 30, 2012, we have $80.5 million of PDPs on our balance sheet, representing the amount paid since inception, net of refunds. Maintenance reserves are paid to aircraft lessors to be held as collateral in advance of our performance of major maintenance activities. In the six months ended June 30, 2012, we paid $16.5 million in maintenance reserves, net of reimbursements, and as of June 30, 2012, we have $184.4 million ($66.8 million in other current assets and $117.6 million in prepaid aircraft maintenance to lessors) on our balance sheet, representing the amount paid in reserves since inception, net of reimbursements.
We do not have financing commitments in place for 101 of the aircraft currently on firm order which are scheduled for delivery in late 2012 through 2021. These future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
Net Cash Flows Provided By Operating Activities. Operating activities in the six months ended June 30, 2012 provided $97.4 million in cash compared to $37.9 million provided in cash in the six months ended June 30, 2011. The increase is primarily due to cash received from sales for future travel. In the six months ended June 30, 2011, we were still subject to holdback requirements which resulted in all cash from sales on future travel being held back and recorded as restricted cash. In addition, the increase in cash was also attributed to higher earnings during the six months ended June 30, 2012 compared to the prior year period.
Net Cash Flows Used In Investing Activities. During the six months ended June 30, 2012, investing activities used $5.4 million, compared to $21.9 million used for the prior year period. The decrease is mainly due to the refund of $27.9 million in PDPs related to the delivery of five aircraft from Airbus and corresponding sale and leaseback transactions, the sale of intangible assets for $9.1 million, offset by higher capital expenditures which included the purchase of two spare engines for $10.3 million during the six months ended June 30, 2012.
Net Cash Provided By (Used In) Financing Activities. During the six months ended June 30, 2012, we paid $27.2 million related to the Tax Receivable Agreement (TRA), received $5.6 million in proceeds from the sale of a spare engine as part of sale and leaseback transactions, retained $1.5 million as a result of excess tax benefits related to share-based payments, and received cash as a result of exercised stock options. Additional cash used in financing activities consisted of cash used to purchase treasury stock. As of June 30, 2012, an estimated remaining cash benefit of $9.5 million is expected to be paid to our Pre-IPO Stockholders under the terms of the TRA in 2013.

Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of June 30, 2012 and the periods in which payments are due:

(in millions)	Total	Remainder of 2012	2013 - 2014	2015 - 2016	Thereafter
Operating lease obligations	$1,122	$77	$304	$298	$443
Flight equipment purchase obligations	4,752	96	671	1,030	2,955
Total future payments on contractual obligations (1)	$5,874	$173	$975	$1,328	$3,398

(1)     Does not include remaining contractual payments to the Pre-IPO Stockholders under the Tax Receivable Agreement
(estimated to be approximately $9.5 million as of June 30, 2012). See Note 10.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 42 of our aircraft are operated under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2017 and 2024. Aircraft rent payments were $34.8 million and $29.2 million, for the three months ended June 30, 2012 and 2011, respectively, and $67.7 million and $58.1 million for the six months ended June 30, 2012 and 2011, respectively. Our aircraft lease payments for 37 of our aircraft are fixed-rate obligations. Five of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2012, our firm orders consisted of 101 A320 family aircraft (56 of the existing aircraft model A320s and 45 A320 NEOs) with Airbus and engine orders with International Aero Engines consisted of three spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery from 2012 through 2021, and spare engines are scheduled for delivery from 2013 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft pre-delivery deposits, will be approximately $96 million for the remainder of 2012, $323 million in 2013, $348 million in 2014, $520 million in 2015, $510 million in 2016 and $2,955 million in 2017 and beyond.
As of June 30, 2012, we had lines of credit related to corporate credit cards of $13.6 million from which we had drawn $5.4 million. As of June 30, 2011, we had lines of credit related to corporate credit cards of $3.6 million from which we had drawn $2.4 million.
As of June 30, 2012, we have lines of credit with counterparties to our jet fuel derivatives in the amount of $18.0 million. Of the $18.0 million in lines of credit, $5.0 million is provided exclusively for jet fuel derivatives, $10.0 million is provided exclusively for physical fuel delivery and the remaining $3.0 million is provided for either purpose. As of June 30, 2012, we had drawn $8.2 million for physical fuel delivery and had not drawn on the remaining lines. As of June 30, 2011, we had lines of credit with counterparties in the amount of $2.0 million exclusively for jet fuel derivatives. As of June 30, 2011, we had not drawn on the lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery.
As of June 30, 2012, we have $2.3 million in uncollateralized surety bonds and a $10.0 million unsecured standby letter of credit facility of which $7.3 million had been drawn upon for issued letters of credit.

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
"Wet-leased aircraft" means a lease where the lessor provides for aircraft, crew, maintenance and insurance, also known as an "ACMI".

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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2012 and 2011 represented 41.2% and 42.1% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we often use basis swaps, priced using NYMEX Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Based on our fuel consumption over the last 12 months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $42.9 million. To attempt to manage fuel price risk, from time to time we use jet fuel option contracts, swap agreements and basis swaps to mitigate a portion of the crack spread between crude and jet fuel. As of June 30, 2012, we had fuel hedges using Gulf Coast jet fuel collars in place for approximately 19% of our estimated fuel consumption for the third quarter of 2012.
The fair value of our fuel derivative contracts as of June 30, 2012 and December 31, 2011 was a $1.1 million liability and a $0.3 million asset, respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of June 30, 2012, we believe the credit exposure related to these fuel forward contracts was negligible.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2011 would affect total aircraft rent expense in 2012 by less than $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In June 2011, we and a competitor, Allegiant Travel Services, LLC (“Allegiant,” and together with us, “Petitioners”), filed petitions of appeal in the U.S. Court of Appeals for the D.C. Circuit ("Court"), requesting relief from certain aspects of a new rule adopted by the Department of Transportation (“DOT”), which rule is known as Enhancing Airline Passenger Protections Final Rule (“EAPP-2”). The petitions, filed by us on June 15, 2011 and by Allegiant on June 16, 2011, have been consolidated. The aspects of EAPP-2 that we and Allegiant have challenged include (i) a requirement to quote fares inclusive of government taxes and fees, rather than quoting such taxes and fees separately from the base fare, (ii) a requirement that travel reservations be held at the quoted fare without payment, or canceled without penalty, for at least 24 hours after the reservation is made if the reservation is made one week or more prior to a flight’s departure, and (iii) a prohibition on post-purchase price increases for products and services not purchased at the time of the initial booking. On July 24, 2012, the Court denied our petition.

ITEM 1A.	RISK FACTORS

There have been no material changes to the factors disclosed in Item 1A Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. Investors are urged to review these risk factors carefully.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: July 30, 2012	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer