Form 10-Q
period 2012-09-30
Spirit Airlines, Inc.
filed 2012-10-31
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 17, 2012:

Class	Number of Shares
Voting Common Stock, $0.0001 par value	70,859,051
Non-Voting Common Stock, $0.0001 par value	1,669,205

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per-share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating revenues:
Passenger	$202,181	$186,682	$594,071	$520,380
Non-ticket	140,136	102,032	396,049	276,887
Total operating revenue	342,317	288,714	990,120	797,267

Operating expenses:
Aircraft fuel	122,016	104,985	350,974	293,219
Salaries, wages and benefits	54,413	45,148	160,556	133,514
Aircraft rent	37,536	29,220	106,469	86,009
Landing fees and other rents	19,060	13,966	51,240	38,628
Distribution	14,620	14,177	43,559	39,146
Maintenance, materials and repairs	14,211	11,010	37,254	25,903
Depreciation and amortization	3,815	2,059	10,012	5,296
Other operating	35,253	23,571	95,862	66,775
Loss on disposal of assets	—	4	482	39
Special charges (credits)	(8,288)	18	(8,345)	2,379
Total operating expenses	292,636	244,158	848,063	690,908

Operating income	49,681	44,556	142,057	106,359

Other (income) expense:
Interest expense	10	444	1,344	24,408
Capitalized interest	(10)	(444)	(1,344)	(2,519)
Interest income	(171)	(99)	(766)	(256)
Other expense	109	42	236	165
Total other (income) expense	(62)	(57)	(530)	21,798

Income before income taxes	49,743	44,613	142,587	84,561
Provision for income taxes	18,859	16,956	53,693	32,104

Net income	$30,884	$27,657	$88,894	$52,457
Net income per share, basic	$0.43	$0.38	$1.23	$1.12
Net income per share, diluted	$0.43	$0.38	$1.22	$1.11
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$399,143	$343,328
Accounts receivable, net	23,761	15,425
Deferred income taxes	14,962	20,738
Other current assets	100,499	63,217
Total current assets	538,365	442,708

Property and equipment:
Flight equipment	4,029	4,182
Ground and other equipment	53,490	46,608
Less accumulated depreciation	(31,562)	(27,580)
	25,957	23,210
Deposits on flight equipment purchase contracts	95,862	91,450
Prepaid aircraft maintenance to lessors	117,506	120,615
Security deposits and other long-term assets	106,990	67,830
Total assets	$884,680	$745,813

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,317	$15,928
Air traffic liability	136,693	112,280
Other current liabilities	109,810	98,856
Total current liabilities	267,820	227,064

Long-term deferred income taxes	28,311	12,108
Deferred credits and other long-term liabilities	29,040	39,935
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	500,981	496,136
Treasury stock	(1,065)	(129)
Retained earnings (deficit)	59,586	(29,308)
Total shareholders’ equity	559,509	466,706
Total liabilities and shareholders’ equity	$884,680	$745,813
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2012	2011
Net cash provided by operating activities	$88,807	$149,488

Investing activities:
Proceeds from sale of slots	9,060	—
Proceeds from sale of property and equipment	14	5,604
Pre-delivery deposits for flight equipment, net of refunds	(6,817)	(27,194)
Purchase of property and equipment	(21,711)	(9,573)
Net cash used in investing activities	(19,454)	(31,163)

Financing activities:
Proceeds from exercise of stock options	410	419
Proceeds from issuance of common stock	—	170,828
Payments on debt	—	(20,564)
Proceeds from sale leaseback transactions	12,427	—
Payments to pre-IPO shareholders pursuant to tax receivable agreement	(26,905)	—
Excess tax benefits from share-based compensation	1,466	—
Repurchase of restricted common stock	(936)	(757)
Debt issuance costs	—	8
Net cash (used in) provided by financing activities	(13,538)	149,934

Net increase in cash and cash equivalents	55,815	268,259
Cash and cash equivalents at beginning of period	343,328	82,714
Cash and cash equivalents at end of period	$399,143	$350,973

Supplemental disclosures
Cash payments for:
Interest paid	$297	$8,219
Taxes paid	$39,350	$379
Non-cash transactions
Exchange of Notes due to related parties for common stock	$—	$279,206
Exchange of mandatorily redeemable preferred stock for common stock	$—	$81,747
Liability and offsetting reduction to equity recorded related to tax receivable agreement	$—	$36,522
The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
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
In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (Topic 820)—Fair Value Measurement (ASU 2011-04). This ASU provides a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. ASU 2011-04 requires public and non-public companies to disclose the unobservable inputs that are significant to the fair value measurement. Public companies are now required to quantitatively disclose the unobservable inputs used in their Level 3 measurements. ASU 2011-04 provides examples of information companies might provide to comply with the disclosure requirements. The requirements include: (1) a description of the group responsible for valuation policies and procedures, to whom the group reports and the types of internal reporting procedures in place (e.g., interaction between the group and risk management or the audit committee to assess fair value measurements); (2) a description of the frequency and methods for calibration, back testing and other testing procedures used to evaluate pricing models; (3) a description of the process for analyzing changes in fair value measurements from period to period; (4) a description of the methods used to evaluate pricing information provided by third-party brokers or pricing services; (5) a description of the methods used to develop and substantiate the unobservable inputs used in a fair value measurement; and (6) a narrative description of the sensitivity of recurring Level 3 fair value measurements to changes in the unobservable inputs used, if changing those inputs would significantly affect the fair value measurement. On January 1, 2012, the Company adopted ASU 2011-04.
The adoption of ASU 2011-04 resulted in qualitative presentation changes to the Company's disclosures related to fair value measurements as disclosed in Note 8. These changes were primarily additional language regarding the Company's valuation policies and procedures including the frequency of valuation and testing of valuation models as well as the sensitivity of the Company's model to changes in unobservable inputs.
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

Notes to Condensed Financial Statements—(Continued)

3.	Special Charges (Credits)
Slot Transaction
In June 2012, the Company transferred four permanent air carrier slots at Ronald Reagan National Airport (“DCA”) to another airline ("buyer") for $9.1 million in cash, which the Company received in June. Due to FAA regulations, the buyer could not operate the slots until written confirmation of the slot transfer had been received from the FAA. In accordance with FAA's 80% “use or lose” requirements, the Company continued to operate all four slots through September 6, 2012. Due to the restriction preventing operating use of the slots by buyer, the gain of $9.1 million was fully deferred at the time of the sale. The Company recognized the $9.1 million gain within Special charges (credits) in the third quarter of 2012, the period in which the FAA operating restriction lapsed and written confirmation of the slot transfer was received by the buyer from the FAA.
Secondary Offering Costs
On July 31, 2012, certain existing stockholders affiliated with Oaktree Capital Management sold an aggregate of 9,394,927 shares of common stock in an underwritten public offering (the July 2012 offering). The Company incurred a total of $0.8 million in costs during the nine months ended September 30, 2012 related to this offering. Upon completion of this offering, investment funds affiliated with Oaktree Capital Management owned no shares of common stock of Spirit Airlines. The Company did not receive any proceeds from this offering.
On January 25, 2012, certain stockholders of the Company, including affiliates of Oaktree Capital Management and Indigo Partners and certain members of the Company's executive team, sold an aggregate of 12,650,000 shares of common stock in an underwritten public offering (the January 2012 offering). The Company incurred a total of $1.3 million in costs between 2011 and 2012 related to this offering, of which $0.5 million were incurred during the nine months ended September 30, 2012, offset by reimbursements from certain selling shareholders of $0.6 million in accordance with the Fourth Amendment to the Second Amended and Restated Investor Rights Agreement. The Company did not receive any proceeds from this offering.
Initial Public Offering Costs
In June 2011, the Company issued and sold 15,600,000 shares of common stock in its initial public offering (IPO). The Company incurred contract termination costs and fees of $2.25 million in connection with the IPO during the nine months ended September 30, 2011, which included $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with the Company, and $0.5 million paid to three individual, unaffiliated holders of the Company’s subordinated notes.

4.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in thousands, except per-share amounts)
Numerator
Net income	$30,884	$27,657	$88,894	$52,457
Denominator
Weighted-average shares outstanding, basic	72,427	72,175	72,367	46,840
Effect of dilutive nonvested stock awards	231	252	214	289
Adjusted weighted-average shares outstanding, diluted	72,658	72,427	72,581	47,129
Net Income per Share
Basic earnings per common share	$0.43	$0.38	$1.23	$1.12
Diluted earnings per common share	$0.43	$0.38	$1.22	$1.11

Notes to Condensed Financial Statements—(Continued)

As of September 30, 2012, there were no anti-dilutive stock awards excluded from the computation of diluted earnings per common share. As of September 30, 2011, there were 121,000 anti-dilutive awards excluded from the computation of diluted earnings per common share.

5.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
	(in thousands)
Aircraft maintenance	$21,029	$7,816
Federal excise and other passenger taxes and fees payable	20,962	17,813
Salaries and wages	17,232	17,123
Airport expenses	12,120	10,682
Fuel	9,592	87
Current portion of tax receivable agreement	9,484	27,399
Aircraft and facility rent	7,993	7,206
Other	11,398	10,730
Accrued liabilities	$109,810	$98,856

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
The Company chose not to elect hedge accounting on any derivative instruments during the nine months ended September 30, 2012 and 2011 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.
The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)
Into-plane fuel cost	$123.5	$103.7	$351.1	$296.3
Realized losses (gains)	(0.6)	(0.2)	(0.5)	(7.5)
Unrealized losses (gains)	(0.9)	1.5	0.4	4.4
Aircraft fuel expense	$122.0	$105.0	$351.0	$293.2
Changes in the fair value of such derivative contracts were recorded within aircraft fuel expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of unsettled derivative instruments at the end of each period.

Notes to Condensed Financial Statements—(Continued)

As of September 30, 2012 and December 31, 2011, the Company had fuel hedges using NYMEX WTI and U.S. Gulf Coast jet fuel collars, respectively, as the underlying commodity. As of September 30, 2012, the Company had agreements in place to protect 90 thousand barrels or approximately 10% of its estimated fuel consumption for the fourth quarter of 2012 at a weighted-average ceiling and floor price of $94.00 and $87.35 per barrel, respectively. As of December 31, 2011, the Company had agreements in place to protect 13.5 million gallons or approximately 9% of its estimated fuel consumption for the twelve months ending December 31, 2012 at a weighted-average ceiling and floor price of $2.99 and $2.81 per gallon respectively. Additionally, during peak hurricane season (August through October), the Company enters into basis swap agreements using NYMEX Heating Oil indexes to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2012, the Company had approximately 24% of its forecast fourth quarter 2012 fuel consumption protected from refining risk using these basis swaps.

7.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2012, firm aircraft orders with Airbus consisted of 101 A320 family aircraft (56 of the existing aircraft model and 45 A320neos) and engine orders with International Aero Engines consisted of three spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery from 2012 through 2021, and spare engines are scheduled for delivery from 2013 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $84 million for the remainder of 2012, $324 million in 2013, $348 million in 2014, $520 million in 2015, $511 million in 2016 and $2,960 million in 2017 and beyond.
During the first nine months of 2012, the Company entered into sale and leaseback transactions with third-party aircraft lessors for the sale and leaseback of five Airbus A320 aircraft that resulted in deferred losses of $4.9 million, which are included in other long-term assets on the accompanying balance sheet. The deferred losses will be recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $27.9 million in pre-delivery deposits from Airbus during the nine months ended September 30, 2012. The refunded pre-delivery deposits have been disclosed in the accompanying statement of cash flows as investing activities within pre-delivery deposits for flight equipment, net of refunds. In addition, the Company entered into sale and leaseback transactions with third-party lessors for the sale and leaseback of two V2500 IAE International Aero Engines AG engines. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft and engines. Rent payments under the lease agreements are fixed for the term of the lease. The lease agreements provide for standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, standard maintenance and return condition provisions, and the payment of maintenance reserves. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

Future minimum lease payments under noncancelable operating leases as of September 30, 2012 and the periods in which payments are due were as follows:

Operating Lease Obligations
(in millions)
Remainder of 2012	$42
2013	167
2014	165
2015	163
2016	159
2017 and thereafter	478
Total minimum lease payments	$1,174

Notes to Condensed Financial Statements—(Continued)

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
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage fees, and other ancillary services by customers. As is standard in the airline industry, the Company’s contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company’s overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. During 2011, the Company amended its contractual agreements with all of its processors in light of the Company’s improved balance sheet attributable to the Company's IPO and related recapitalization, resulting in the elimination of all required holdbacks. As of September 30, 2012, the Company continued to be in compliance with its credit card processing agreements, resulting in the respective processors holding back $0 of remittances.
Failure to meet certain liquidity covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash. The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of September 30, 2012 and December 31, 2011, was $152.7 million and $115.2 million, respectively.
Employees
Approximately 52% of the Company’s employees are covered under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	August 2015
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007
Dispatchers	Transport Workers Union (TWU)	July 2012
The collective bargaining agreement between the Company and the Company’s pilots represents 22% of the Company’s employees and was executed on August 1, 2010.
The collective bargaining agreement between the Company and the Company’s flight attendants represents approximately 29% of the Company’s employees and became amendable on August 6, 2007. The collective bargaining agreement between the Company and its dispatchers represents approximately 1% of the Company’s employees and became amendable on July 31, 2012. The Company is currently in negotiations with each of the flight attendants' and dispatchers' unions to reach new collective bargaining agreements.
The Company is self-insured for health care claims for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.5 million and $2.0 million for health care claims as of September 30, 2012 and December 31, 2011, respectively.
Other
The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of September 30, 2012: $0.7 million for the remainder of 2012, $3.1 million in 2013, $3.7 million in 2014, $3.7 million in 2015, $3.7 million in 2016 and $6.2 million in 2017 and thereafter.
The Company entered into a Tax Receivable Agreement (“TRA”) with the Company's Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. In accordance with the TRA, the Company paid $27.2 million, including $0.3 million of applicable interest, in the second quarter of 2012. See Note 10.

Notes to Condensed Financial Statements—(Continued)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$399.1	$399.1	$—	$—
Option contracts	0.3	—	—	0.3
Total assets	$399.4	$399.1	$—	$0.3

Basis swaps	$0.3	$—	$—	$0.3
Option contracts	0.2	—	—	0.2
Total liabilities	$0.5	$—	$—	$0.5

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$343.3	$343.3	$—	$—
Option contracts	1.0	—	—	1.0
Total assets	$344.3	$343.3	$—	$1.0

Option contracts	$0.7	$—	$—	$0.7
Total liabilities	$0.7	$—	$—	$0.7
Cash and cash equivalents at September 30, 2012 and December 31, 2011 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2012 or during the year ended December 31, 2011.

Notes to Condensed Financial Statements—(Continued)

The Company did not elect hedge accounting on any of the derivative instruments, and as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense. Fair values of the instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

Due to the fact that certain inputs utilized to determine the fair value of aircraft fuel derivatives are unobservable (principally implied volatility), the Company has categorized these derivatives as Level 3. Implied volatility of an option contract is the volatility of the price of the underlying that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that, when used in a particular pricing model, yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-lookingd measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, the Company noted that holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) determination of fair value measurement for the Company's aircraft fuel derivatives.

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

The following table presents the Company’s activity for assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fuel Derivative Activity for Three Months Ended September 30, 2012
(in millions)
Balance at June 30, 2012	$(1.0)
Total gains (losses) realized or unrealized included in earnings, net	1.5
Settlements, net	(0.6)
Balance at September 30, 2012	$(0.1)

Fuel Derivative Activity for Nine Months Ended September 30, 2012
(in millions)
Balance at December 31, 2011	$0.3
Total gains (losses) realized or unrealized included in earnings, net	0.1
Settlements, net	(0.5)
Balance at September 30, 2012	$(0.1)
The Company records the fair value of its aircraft fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective balance sheet date.
The Company did not have any outstanding debt as of September 30, 2012 or December 31, 2011.

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
The Company's board of directors adopted, and the Company's stockholders approved, the Amended and Restated 2005 Incentive Stock Plan, or the 2005 Stock Plan, effective January 1, 2008. The total number of shares of common stock authorized for issuance pursuant to awards granted under the 2005 Stock Plan was 2,500,000 shares. The 2005 Stock Plan provided for the granting of non-qualified stock options, stock appreciation rights, restricted stock, performance shares, phantom stock, restricted stock units and other awards that are valued in whole or in part by reference to the Company's stock.
On May 9, 2011, the Company's board of directors adopted, and the Company's stockholders approved, the 2011 Equity Incentive Award Plan, or 2011 Plan. Under the 2011 Plan, 3,000,000 new shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance share awards and other stock-based awards, plus the number of shares remaining available for future awards under our 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under the 2005 Stock Plan that are forfeited or lapse unexercised and which, following the effective date of the 2011 Plan, are not issued under the 2005 Stock Plan. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of September 30, 2012 and December 31, 2011, 2,704,672 and 3,336,614 shares of the Company’s common stock, respectively, remained available for future issuance under the 2011 Plan.
Restricted stock awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. Shares granted to employees vest 25% per year on each anniversary of issuance. Compensation expense is recognized on a straight-line basis over the requisite service period.
Restricted stock unit awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. Restricted stock units granted to employees vest 25% per year on each anniversary of issuance. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Compensation expense is recognized on a straight-line basis over the requisite service period.
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service, and have 10-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. For options granted during the nine months ended September 30, 2011, the Company’s weighted average assumptions for expected volatility, dividends, term, and risk-free interest rate were 46.2 percent, 0 percent, 6.25 years and 2.0 percent, respectively. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option. The above assumptions were used to determine the weighted-average fair value of $5.72 for stock options granted during the first nine months of 2011. There were no options granted during the nine months ended September 30, 2012.
Share-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations and amounted to $3.0 million and $0.4 million for the nine months ended September 30, 2012 and 2011, respectively. During the nine months ended September 30, 2012 and 2011, there was no tax benefit recognized in income related to equity awards.

Notes to Condensed Financial Statements—(Continued)

A summary of share option activity under the 2011 Plan as of September 30, 2012 and changes during the nine months ended September 30, 2012 are presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	312,000	9.33	8.9	1,946
Granted	—	—
Exercised	(50,225)	8.22
Forfeited or expired	(5,875)	9.44
Outstanding at September 30, 2012	255,900	9.55	8.2	1,927
Exercisable at September 30, 2012	74,900	9.14	8.0	595
Vested or expected to vest at September 30, 2012	245,168	9.52	8.2	1,854
The total intrinsic value of share options exercised during the nine months ended September 30, 2012 was $0.6 million. The total fair value of options vested during the nine months ended September 30, 2012 and 2011 was $0.3 million and $0.3 million, respectively.
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of September 30, 2012, and changes during the nine months ended September 30, 2012:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2011	271,999	1.43
Granted	377,942	20.15
Vested	(178,395)	2.90
Forfeited	(15,125)	3.79
Outstanding at September 30, 2012	456,421	16.28
There were 377,942 restricted stock units granted during the nine months ended September 30, 2012 and none during the year ended December 31, 2011. The total fair value of restricted stock shares vested during the nine months ended September 30, 2012 and 2011 was $3.6 million and $2.7 million, respectively.
As of September 30, 2012 and 2011, there was $7.2 million and $1.5 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock and options granted under the plan expected to be recognized over a weighted-average period of 3.3 years and 2.8 years, respectively.
Performance Share Awards
During the nine months ended September 30, 2012, the Company granted certain senior-level executives restricted stock units that vest based on market and service conditions as part of a long-term incentive plan, which are referred to herein as performance share awards. The number of shares of common stock underlying each award is determined at the end of a three-year performance period. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. At the end of the performance period, the percentage of the stock units that will vest will be determined by ranking the Company’s total shareholder return compared to the total shareholder return of twelve peer companies. Based on the level of performance, between 0% and 200% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the disability or death of a participant, the payout of any award is limited to a prorated portion of such award based upon a performance assessment prior to the change-in-control date or date of disability or death.
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

Notes to Condensed Financial Statements—(Continued)

The grant date fair value of the performance share awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

Weighted-Average at Grant Date
Expected volatility factor	0.39
Risk free interest rate	0.45%
Expected term (in years)	2.73
Expected dividend yield	—%
At the time of the Performance Share Award grants, the Company had been public for less than the expected term; as such, the volatility was based upon a weighted average of the volatility for the Company and the most recent volatility of its peers. The peer group used to calculate volatility is consistent with the group used for the traditional employee stock options. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated over the most recent period, which was the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s performance share awards for the nine months ended September 30, 2012:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2011	—	—
Granted	275,000	32.12
Vested	—	—
Forfeited	—	—
Outstanding at September 30, 2012	275,000	32.12
As of September 30, 2012, there was $7.5 million of total unrecognized compensation cost related to performance share awards. The unrecognized cost is expected to be recognized over 2.25 years.

10.	Initial Public Offering and Tax Receivable Agreement
On June 1, 2011, the Company raised $187.2 million of gross proceeds from an initial public offering of 15,600,000 shares of its common stock at a price of $12.00 per share. The resulting proceeds to the Company were approximately $176.9 million, after deducting underwriter commissions. The Company retained $150.0 million of the net proceeds, after paying $20.6 million of debt, $0.5 million to pay three unaffiliated holders of its subordinated notes, and $5.9 million in direct offering costs. In accordance with a Recapitalization Agreement, all of the principal and accrued and unpaid interest on outstanding notes, to the extent not paid, totaling $279.2 million, as well as all of the Class A and B Preferred Stock outstanding immediately prior to the offering along with accrued and unpaid dividends totaling $81.7 million, were exchanged for 30,079,420 shares of common stock at a share price of $12.00 per share. Each share of Class B Common Stock was exchanged for one share of common stock. In addition, interest expense was reduced by $0.4 million due to a write off of the unamortized portion of prepaid loan fees and deferred interest.
The Company entered into the TRA with the Company's Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. Under the TRA, the Company is obligated to pay to the Pre-IPO Stockholders an amount equal to 90% of the cash savings in federal income tax realized by the Company by virtue of the use of the federal net operating loss (NOL), deferred interest deductions, and alternative minimum tax credits held by the Company as of March 31, 2011. Cash tax savings generally will be computed by comparing actual federal income tax liability to the amount of such taxes that the Company would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA, the Company recorded a liability with an offsetting reduction to additional paid in capital.

Notes to Condensed Financial Statements—(Continued)

The term of the TRA will continue until the first to occur of (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company. The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in the future and any future limitations that may be imposed on the Company's ability to use the Pre-IPO NOLs. During the second quarter of 2012, the Company paid $27.2 million, or 90% of the 2011 tax savings realized from the utilization of NOLs, including $0.3 million of applicable interest. As of September 30, 2012, an estimated remaining cash benefit of $9.5 million is expected to be paid to our Pre-IPO Stockholders under the terms of the TRA in 2013.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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
Our operating cost structure is among the lowest in the Americas, enabling us to offer low fares in the markets we serve while delivering operating profitability.
Our goal is to offer compelling value to our customers by utilizing our low-cost structure to offer ultra low fares and an unbundled pricing strategy which stimulates customer demand and supports profitable growth. We target markets where fares are high and we believe we can lower the existing fare by 25% or more while achieving our targeted returns. We believe there are hundreds of routes meeting these criteria that we do not currently serve which provide us many profitable expansion opportunities.
As part of our strategy, we seek to improve profitability by offering optional services which generate ancillary revenue in excess of any associated increase in our costs. When this occurs, our CASM may increase without materially adversely affecting our results of operations due to the corresponding related revenue. In addition, our CASM will vary inversely with our average stage length due to some operating costs, such as airport facilities and landing fees, being fixed regardless of the stage length. Our average stage length was shorter in the first nine months of 2012 than the prior year period as we added service on a number of domestic routes with shorter stage lengths, resulting in upward pressure on CASM. Our fare pricing strategy is designed to take into account the costs incurred on each particular route and targeted returns.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month and nine-month periods ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Percent Change
	2012	2011
Operating Statistics:
Available seat miles (ASMs) (thousands)	2,972,651	2,422,962	22.7%
Revenue passenger miles (RPMs) (thousands)	2,552,316	2,109,119	21.0%
Load factor (%)	85.9	87.0	(1.1) pts
Passenger flight segments (thousands)	2,814	2,285	23.2%
Block hours	50,159	41,558	20.7%
RASM (cents)	11.52	11.92	(3.4)%
Average yield (cents)	13.41	13.69	(2.0)%
Average ticket revenue per passenger flight segment ($)	71.85	81.71	(12.1)%
Average non-ticket revenue per passenger flight segment ($)	49.80	44.66	11.5%
Total revenue per passenger flight segment ($)	121.65	126.37	(3.7)%
CASM (cents)	9.84	10.08	(2.4)%
Adjusted CASM (cents)	10.15	10.01	1.4%
Adjusted CASM ex fuel (cents)	6.02	5.74	4.9%
Fuel gallons consumed (thousands)	37,761	31,640	19.3%
Average economic fuel cost per gallon ($)	3.26	3.27	(0.3)%
Aircraft at end of period	42	35	20.0%
Average aircraft	42.5	35.0	21.4%
Average daily aircraft utilization (hours)	12.8	12.9	(0.8)%
Average stage length (miles)	892	909	(1.9)%
Airports served in the period	52	47	10.6%

	Nine Months Ended September 30,		Percent Change
	2012	2011
Operating Statistics:
Available seat miles (ASMs) (thousands)	8,388,581	7,048,701	19.0%
Revenue passenger miles (RPMs) (thousands)	7,144,329	6,040,203	18.3%
Load factor (%)	85.2	85.7	(0.5) pts
Passenger flight segments (thousands)	7,776	6,347	22.5%
Block hours	142,779	121,523	17.5%
RASM (cents)	11.80	11.31	4.3%
Average yield (cents)	13.86	13.20	5.0%
Average ticket revenue per passenger flight segment ($)	76.40	81.98	(6.8)%
Average non-ticket revenue per passenger flight segment ($)	50.93	43.62	16.8%
Total revenue per passenger flight segment ($)	127.33	125.60	1.4%
CASM (cents)	10.11	9.80	3.2%
Adjusted CASM (cents)	10.20	9.71	5.0%
Adjusted CASM ex fuel (cents)	6.02	5.61	7.3%
Fuel gallons consumed (thousands)	106,320	91,076	16.7%
Average economic fuel cost per gallon ($)	3.30	3.17	4.1%
Aircraft at end of period	42	35	20.0%
Average aircraft	40.6	34.6	17.3%
Average daily aircraft utilization (hours)	12.8	12.9	(0.8)%
Average stage length (miles)	902	933	(3.3)%
Airports served in the period	52	47	10.6%

Executive Summary
For the third quarter of 2012, we achieved a 14.5% operating margin, down by 0.9 points compared to the prior year period. We generated pre-tax earnings of $49.7 million and net earnings of $30.9 million ($25.3 million excluding the gain recognized on the sale of slots at Ronald Reagan National Airport and related tax effect) on operating revenues of $342.3 million. For the third quarter of 2011, we generated pre-tax earnings of $44.6 million and net earnings of $27.7 million on operating revenues of $288.7 million, and achieved a 15.4% operating margin.
For the nine months ended September 30, 2012, we achieved a 14.3% operating margin, up 1.0 points compared to the prior year period. We generated pre-tax earnings of $142.6 million and net earnings of $88.9 million on operating revenues of $990.1 million. For the nine months ended September 30, 2011, we generated pre-tax earnings of $84.6 million, net earnings of $52.5 million on operating revenues of $797.3 million, and achieved a 13.3% operating margin. In connection with the IPO and recapitalization in June 2011, we paid down or exchanged for common stock all of our outstanding notes and preferred stock. Results for the nine months ended September 30, 2011 include recognition of $24.4 million of interest expense primarily related to the notes and preferred stock outstanding during the period prior to the IPO and recapitalization. As of September 30, 2012, we had unrestricted cash of $399.1 million.
Cost per available seat mile excluding fuel, special charges (credits) and loss on disposal of assets (“Adjusted CASM ex fuel”) for the third quarter 2012 was 6.02 cents, a 4.9% increase year-over-year, and was 6.02 cents for the nine months ended September 30, 2012, a 7.3% increase year-over-year. The increase in our third quarter 2012 Adjusted CASM ex fuel is a result of higher airport and crew-related costs as a result of network scope changes, higher rates and volumes associated with passenger re-accommodations, higher maintenance costs associated with our seat maintenance program, increased aircraft rent related to a short-term lease agreement with a third-party aircraft provider (wet leased aircraft), and additional expenses incurred related to the implementation of a new Enterprise Resource Planning (ERP) system. Our average stage length for the third quarter ended September 30, 2012 decreased by 1.9% compared to the third quarter of 2011 and decreased by 3.3% for the nine months ended September 30, 2012, contributing to the year-over-year increase in Adjusted CASM ex fuel.

As of September 30, 2012, we had 42 Airbus A320-family aircraft in our fleet consisting of 26 A319s, 14 A320s and two A321s (excluding one wet-leased aircraft). With the scheduled delivery of two A320s in the fourth quarter, we expect to end 2012 with 44 aircraft in the fleet. All of our current aircraft are under operating leases.

Comparison of three months ended September 30, 2012 to three months ended September 30, 2011
Revenue
Operating revenue increased $53.6 million, or 18.6%, to $342.3 million in the third quarter of 2012 as we achieved an 85.9% load factor on an increase in traffic of 21.0%.
We continued to generate demand for our fares by lowering our average ticket fare per passenger flight segment to $71.85, or by 12.1%, compared to the prior year period while increasing our non-ticket revenue per passenger flight segment from $44.66 to $49.80, an 11.5% increase compared to the prior year period. Total revenue per passenger flight segment decreased 3.7% from $126.37 in the third quarter of 2011 to $121.65 in the third quarter of 2012. In the third quarter of 2011, we observed a significant increase in demand resulting from our decision to pass on to our customers 100% of the savings we obtained during a brief period in July 2011 when airlines were not permitted to charge the normal 7.5% excise tax on tickets. The one-time effect of the tax holiday drove higher revenues in the third quarter of 2011.
We experienced a 37.3% increase in non-ticket revenues in the third quarter of 2012 compared to the third quarter of 2011, reflecting the continued optimization of ancillary revenues and aided by a 23.2% increase in passenger flight segments compared to the prior year. Non-ticket revenue represented 40.9% of total revenue in the third quarter of 2012 compared to 35.3% in the third quarter of 2011.
Operating Expenses
Operating expense increased in the third quarter of 2012 by $48.5 million compared to the third quarter of 2011 primarily due to our 22.7% capacity growth as well as increased fuel and other fixed expenses, partially offset by a gain associated with the sale of four carrier slots at Ronald Reagan National Airport.
Fuel, our largest operating cost as a percentage of operating expenses, increased due to a 19.3% increase in fuel gallons consumed as a result of block hours increasing 20.7% year-over-year. Aircraft fuel expense includes both into-plane expense (defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expense. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by the global oil market and refining costs, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any derivative instruments during the nine months ended September 30, 2012 and 2011 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.
Aircraft fuel expense for the third quarter of 2012 increased $17.0 million, or 16.2%, compared to the third quarter of 2011. The elements of the changes are illustrated in the following table:

	Three Months Ended September 30,		Percent Change
	2012	2011
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$123,517	$103,727	19.1%
Cash received from settled derivatives, net of cash settlements paid	(580)	(237)	144.7%
Economic fuel expense	122,937	103,490	18.8%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	(921)	1,495	(161.6)%
Aircraft fuel expense (per Statement of Operations)	$122,016	$104,985	16.2%
Fuel gallons consumed	37,761	31,640	19.3%
Economic fuel cost per gallon	$3.26	$3.27	(0.3)%
Into-plane fuel cost per gallon	$3.27	$3.28	(0.3)%

Our fuel purchasing is largely concentrated in the southeast United States with Fort Lauderdale being the highest volume fueling point in our system. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. The into-plane fuel cost per gallon decreased by 0.3%. Gulf Coast jet fuel prices are impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel.
We evaluate economic fuel expense, which we define as into-plane fuel expense plus or minus the cash we paid or received from hedge counterparties for expiring positions that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is unrealized mark-to-market changes. When we refer to economic fuel expense, we include realized gains or losses only when they are settled through a cash payment to or from our derivative contract counterparties for those contracts that were settled during the period. We believe this is the best measure of the effect fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate airline results using this measure, and it is used in our internal management reporting. Total net benefit recognized for hedges that settled during the third quarter of 2012 was $0.6 million, compared to a net benefit of $0.2 million in the prior year period. These amounts represent the net cash received for the settlement of hedges.
Additionally, during peak hurricane season (August through October), we enter into basis swap agreements using NYMEX Heating Oil indexes to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2012, we had approximately 24% of our fourth quarter forecast refining risk protected using these basis swaps. In the third quarter of 2012, we also entered into NYMEX WTI collars to protect the component of fuel cost related to crude oil. As of September 30, 2012, we had approximately 10% of our fourth quarter forecast fuel requirements protected using these collars. In October 2012, we entered into additional NYMEX WTI collars and as of October 3, 2012, we had approximately 20% of our fourth quarter 2012 forecast fuel requirements protected using these collars.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2012 and 2011 followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Three Months Ended September 30,		Per-ASM Change	Percent Change
	2012	2011
	(in cents, except for percentages)
Aircraft fuel	4.10	4.33	(0.23)	(5.3)%
Salaries, wages and benefits	1.83	1.86	(0.03)	(1.6)%
Aircraft rent	1.26	1.21	0.05	4.1%
Landing fees and other rents	0.64	0.58	0.06	10.3%
Distribution	0.49	0.59	(0.10)	(16.9)%
Maintenance, materials and repairs	0.48	0.45	0.03	6.7%
Depreciation and amortization	0.13	0.08	0.05	62.5%
Other operating	1.19	0.97	0.22	22.7%
Loss on disposal of assets	—	—	—	N/A
Special charges (credits)	(0.28)	—	(0.28)	N/A
CASM	9.84	10.08	(0.24)	(2.4)%
Adjusted CASM (1)	10.15	10.01	0.14	1.4%
Adjusted CASM ex fuel (2)	6.02	5.74	0.28	4.9%

(1)	Excludes mark-to-market gains of 0.03 cents and losses of 0.07 cents per-ASM for the three months ended September 30, 2012 and 2011, respectively.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses.
Our Adjusted CASM ex fuel for the third quarter of 2012 was up 4.9% as compared to the same period in 2011. During the third quarter of 2012, we incurred higher other operating expenses driven by increased volume of crew hotel rooms related to the expanded scope of our network and increased crew training, as well as higher costs associated with passenger re-accommodations related to flight cancellations. During the third quarter of 2012, we incurred increased aircraft rent expense due to additional rental cost associated with a wet-leased aircraft to help protect our summer schedule. In addition, we had increased maintenance costs related to our seat maintenance program in the third quarter of 2012. Our average stage length for the third quarter of 2012 decreased by 1.9% compared to the third quarter of 2011, contributing to the year-over-year increase in Adjusted CASM ex fuel.
Labor costs for the third quarter of 2012 increased $9.3 million, or 20.5%, compared to the third quarter of 2011, primarily driven by a 15% increase in our pilot and flight attendant workforce, resulting from the introduction of seven new aircraft since the third quarter of 2011. On a per-ASM basis, labor costs decreased because growth in capacity outpaced our increases in labor costs for the period.
Aircraft rent expense for the third quarter of 2012 increased by $8.3 million, or 28.5%, compared to the third quarter of 2011. This increase was primarily driven by the delivery of seven Airbus A320 aircraft subsequent to the end of the third quarter of 2011. These aircraft were acquired through sale and leaseback transactions and accounted for the majority of the $7.0 million of rent increase in the third quarter of 2012. The increase of aircraft rent expense on a per-ASM basis is primarily due to the fact that we incurred $1.3 million of additional aircraft rent in the third quarter of 2012 related to a short-term lease agreement with a third-party provider (wet-leased aircraft) to maintain desired capacity during the summer months.
Landing fees and other rents for the third quarter of 2012 increased $5.1 million, or 36.5%, as compared to the third quarter of 2011 primarily due to a 21.6% increase in departures. On a per-ASM basis, the increase in landing fees and other rents of 10.3% in the third quarter of 2012 as compared to the third quarter of 2011 is due to increased volume at higher-cost airports, including the addition of five new airports served which are higher-cost airports than the system average.
Distribution costs increased by $0.4 million, or 3.1%, in the third quarter of 2012 compared to third quarter of 2011. The increase is primarily due to increased sales volume in addition to an increase of approximately 2.7 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than selling directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs. The decrease on a per unit basis is primarily due to an approximately 18% decrease in credit card fees period over period.
Maintenance costs for the third quarter of 2012 increased by $3.2 million, or 29.1%, compared to the prior year period and 6.7% on a per-ASM basis. The increase in maintenance costs is primarily due to the seat maintenance program introduced in the first quarter of 2012, which contributed $2.3 million in maintenance costs in the third quarter of 2012, bringing its total cost incurred related to this program to $5.4 million. We believe total expenses related to this program will be approximately $7 million with the remaining balance incurred in the fourth quarter of 2012. We do not expect the ongoing expense of our seat maintenance program to have a material impact on our overall future maintenance cost outlook. The average age of our fleet increased to 4.9 years as of September 30, 2012 from 4.5 years as of September 30, 2011. Maintenance expense is expected to increase significantly as our fleet continues to age, resulting in the need for additional repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event. The amortization of heavy maintenance costs was $2.3 million and $0.8 million for the third quarters of 2012 and 2011, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $16.5 million and $12.3 million for the third quarters of 2012 and 2011, respectively.
Depreciation and amortization increased by $1.8 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the third quarter of 2012 compared to the prior year period.
Other operating expense for the third quarter of 2012 increased by $11.7 million, or 49.6%, compared to the third quarter of 2011, primarily due to an increase in departures of 21.6%. Overall increased rates at the airports we serve resulted in increased variable operating costs such as ground handling expenses and travel and lodging expense in the third quarter of 2012 compared to the prior year period. The increase on a per-ASM basis of 22.7% is primarily due to higher volumes at the higher-cost airports we serve. In addition, we experienced increases in travel and lodging costs driven by both volume and hotel rate increases associated with increased training and scope of operations, as well as higher passenger re-accommodation expenses associated with slightly higher flight cancellations during the third quarter of 2012. We also incurred additional expenses related to the implementation of a new Enterprise Resource Planning (ERP) system.
Special charges (credits) for the third quarter of 2012 include a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA), offset by $0.7 million in secondary offering costs incurred in period, and $0.1 million in exit activity costs related to the relocation of business activities from DCA to Baltimore Washington International Airport.

Other income (expenses)
Interest expense and corresponding capitalized interest in the third quarter of 2011 primarily relates to interest on pre-delivery deposits.

Income Taxes
Our effective tax rate for the third quarter of 2012 was 37.9% compared to 38.0% for the third quarter of 2011. In arriving at these rates, we considered a variety of factors, including our forecast full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to that pre-tax income.

Comparison of nine months ended September 30, 2012 to nine months ended September 30, 2011
Revenue
Operating revenue increased $192.9 million, or 24.2%, to $990.1 million in the nine months ended September 30, 2012 compared to the prior year period as we increased traffic by 18.3% and improved our yield by 5.0% to 13.86 cents.
Our results for the nine months ended September 30, 2012 were driven by growing capacity 19.0% compared to the prior year period while maintaining a high load factor of 85.2% and a network reorientation in mid-2011 that added capacity in Dallas-Fort Worth, Chicago and Las Vegas. We generated greater demand by lowering our average ticket fare per passenger flight segment to $76.40, or by 6.8%, compared to the prior year period while increasing our non-ticket revenue per passenger flight segment from $43.62 to $50.93, a 16.8% increase compared to the prior year period. Total revenue per passenger flight segment increased 1.4% from $125.60 in the nine months ended September 30, 2011 to $127.33 in the nine months ended September 30, 2012.
We experienced a 43.0% increase in non-ticket revenues in the nine months ended September 30, 2012 compared to the same period in 2011, reflecting the continued development and optimization of ancillary revenues and a 22.5% increase in passenger flight segments. Non-ticket revenue represented 40.0% of total revenue in the nine months ended September 30, 2012 compared to 34.7% in the same period of 2011.
Operating Expenses
Operating expense increased by $157.2 million for the nine months ended September 30, 2012 compared to the prior year period primarily due to increases in fuel costs and our 19.0% capacity growth.

Aircraft fuel expense for the nine months ended September 30, 2012 increased $57.8 million, or 19.7%, compared to the prior year period due to a 4.1% increase in fuel prices and a 16.7% increase in fuel gallons consumed. The elements of the changes are illustrated in the following table:

	Nine Months Ended September 30,		Percent Change
	2012	2011
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$351,057	$296,279	18.5%
Cash received from settled derivatives, net of cash settlements paid	(543)	(7,466)	(92.7)%
Economic fuel expense	350,514	288,813	21.4%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	460	4,406	(89.6)%
Aircraft fuel expense (per Statement of Operations)	$350,974	$293,219	19.7%
Fuel gallons consumed	106,320	91,076	16.7%
Economic fuel cost per gallon	$3.30	$3.17	4.1%
Into-plane fuel cost per gallon	$3.30	$3.25	1.5%
Fuel gallons consumed increased 16.7% as a result of increased operations, as evidenced by a 17.5% increase in block hours. Our average daily aircraft utilization in the nine months ended September 30, 2012 decreased slightly compared to the prior year period.
Total net benefit recognized for hedges that settled during the nine months ended September 30, 2012 was $0.5 million, compared to a net benefit of $7.5 million in the prior year period. These amounts represent the net cash paid (received) for the settlement of hedges.

The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2012 and 2011 followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Per-ASM Change	Percent Change
	2012	2011
	(in cents, except for percentages)
Aircraft fuel	4.18	4.16	0.02	0.5%
Salaries, wages and benefits	1.91	1.89	0.02	1.1%
Aircraft rent	1.27	1.22	0.05	4.1%
Landing fees and other rents	0.61	0.55	0.06	10.9%
Distribution	0.52	0.56	(0.04)	(7.1)%
Maintenance, materials and repairs	0.44	0.37	0.07	18.9%
Depreciation and amortization	0.12	0.08	0.04	50.0%
Other operating	1.14	0.95	0.19	20.0%
Loss on disposal of assets	0.01	—	0.01	N/A
Special charges (credits)	(0.10)	0.03	(0.13)	N/A
CASM	10.11	9.80	0.31	3.2%
Adjusted CASM (1)	10.20	9.71	0.49	5.0%
Adjusted CASM ex fuel (2)	6.02	5.61	0.41	7.3%

(1)	Excludes mark-to-market losses of 0.01 cent and losses of 0.06 cents per-ASM for the nine months ended September 30, 2012 and 2011, respectively.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses.
Our Adjusted CASM ex fuel for the nine months ended September 30, 2012 was up 7.3% as compared to the same period in 2011. During the nine months ended September 30, 2012, we incurred higher other operating expenses driven by increased volume of crew hotel rooms related to the expanded scope of our network and increased crew training, as well as higher costs associated with passenger re-accommodations related to flight cancellations. During the nine months ended 2012, we also incurred increased rent expense due to additional rental cost associated with a wet-leased aircraft to help protect the summer schedule. In addition, we had increased maintenance costs related to our seat maintenance program. Our average stage length for the nine months ended September 30, 2012 decreased by 3.3%, contributing to the year-over-year increase in Adjusted CASM ex fuel.
Labor costs for the nine months ended September 30, 2012 increased by $27.0 million, or 20.3%, compared to the nine months ended September 30, 2011, primarily driven by a 15% increase in our pilot and flight attendant workforce, resulting from the introduction of seven new aircraft since the third quarter of 2011. During the nine months ended September 30, 2012 we incurred an incremental $2.6 million of share-based compensation recorded within salaries, wages and benefits, as compared to the prior year period, which contributed to total salaries outpacing our ASM growth on a per unit basis by 1.1%.
Aircraft rent expense for the nine months ended September 30, 2012 increased by $20.5 million, or 23.8% compared to the nine months ended September 30, 2011. This increase was primarily driven by the delivery of seven Airbus A320 aircraft subsequent to the third quarter of 2011. These aircraft were acquired through sale and leaseback transactions and accounted for the majority of the $18.0 million of rent increase in the nine months ended September 30, 2012. The increase of aircraft rent expense on a per-ASM basis is primarily due to the fact that we incurred $2.5 million of additional aircraft rent during the nine months ended September 30, 2012 related to a short-term lease agreement with a third-party provider (wet-leased aircraft) to maintain desired capacity during the summer months.
Landing fees and other rents for nine months ended September 30, 2012 increased by $12.6 million, or 32.6%, compared to nine months ended September 30, 2011 primarily due to a 20.4% increase in departures. On a per-ASM basis, the increase in landing fees and other rents of 10.9% during the nine months ended September 30, 2012 as compared to the prior year period is due to increased volume at higher-cost airports, including the addition of five new airports served in the nine months ended September 30, 2012 which on average are higher-cost airports than the system average.
Distribution costs for the nine months ended September 30, 2012 increased by $4.4 million, or 11.3%, compared to the nine months ended September 30, 2011. The increase is primarily due to increased volume in addition to an increase of approximately 4.3 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than selling directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs. The decrease on a per unit basis is primarily due to an approximately 18% decrease in credit card fees period over period.
Maintenance costs for the nine months ended September 30, 2012 increased by $11.4 million, or 43.8%, compared to the prior year period and increased 18.9% on a per-ASM basis. The increase in maintenance costs is primarily due to the start-up of the seat maintenance program introduced in the first quarter of 2012, which contributed $5.4 million in additional maintenance costs in the nine months ended September 30, 2012. We believe total expenses related to this program will be approximately $7 million with the remaining balance incurred in the fourth quarter of 2012. We do not expect the ongoing expense of our seat maintenance program to have a material impact on our overall future maintenance cost outlook. The average age of our fleet increased to 4.9 years as of September 30, 2012 from 4.5 years as of September 30, 2011. Maintenance expense is expected to increase significantly as our fleet continues to age, resulting in the need for additional repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event. The amortization of heavy maintenance costs was $5.6 million and $1.6 million for the nine months ended September 30, 2012 and 2011, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $42.9 million and $28.6 million for the nine months ended September 30, 2012 and 2011, respectively.
Depreciation and amortization increased by $4.7 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the nine months ended September 30, 2012 compared to the prior year period.
Other operating expense for the nine months ended September 30, 2012 increased by $29.1 million, or 43.6%, compared to the nine months ended September 30, 2011, primarily due to an increase in departures of 20.4%. Overall increased rates at the airports we serve resulted in increased variable operating costs such as ground handling expenses and travel and lodging expense in the nine months ended September 30, 2012 compared to the prior year period. The increase on a per-ASM basis of 20.0% is primarily due to higher volumes at the higher-cost airports we serve. In addition, we experienced increases in travel and lodging costs driven by both volume and hotel rate increases associated with increased training and scope of operations, as well as higher passenger re-accommodation expenses associated with slightly higher flight cancellations during the nine months ended September 30, 2012. We also incurred additional expenses related to the implementation of an Enterprise Resource Planning (ERP) system.
Special charges (credits) for the nine months ended September 30, 2012 primarily include a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA), offset by $0.7 million in secondary offering costs. Special charges (credits) for the nine months ended September 2011 relate to termination costs of $2.3 million in connection with our IPO, including $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with us and $0.5 million paid to three individual, unaffiliated holders of our subordinated notes.

Other income (expenses)
Interest expense and corresponding capitalized interest in the nine months ended September 30, 2012 and 2011 primarily relates to interest on pre-delivery deposits and interest related to the TRA.

Income Taxes
Our effective tax rate for the nine months ended September 30, 2012 was 37.7% compared to 38.0% in the prior year period.

Liquidity and Capital Resources

Our primary source of liquidity is cash on hand and cash provided by operations.  Our primary uses of liquidity are for working capital needs, capital expenditures, pre-delivery deposits (“PDPs”), and maintenance reserves. Our total cash at September 30, 2012 was $399.1 million, an increase of $55.8 million from December 31, 2011.
In prior periods, restricted cash represented cash collateral related primarily to a portion of our obligation to fulfill future flights, or air traffic liability (“ATL”), held by credit card processors. Our credit card processors have historically required holdbacks (collateral), which we record as restricted cash, when future air travel and other future services are purchased via credit card transactions. At September 30, 2011, our restricted cash balance was eliminated, reflecting a complete release of all holdback requirements by all of our credit card processors provided that we continue to satisfy certain financial criteria. Failure to meet these liquidity covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash that could be material. As of September 30, 2012, we continued to be in compliance with our credit card processing agreements, and we were not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of September 30, 2012 and December 31, 2011, was $152.7 million and $115.2 million, respectively.
Our short-term capital needs are funded primarily by cash from operations. Our most significant capital needs are to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During the nine months ended September 30, 2012, $27.9 million of PDPs have been returned related to delivered aircraft in the period, and we have paid $34.7 million for future deliveries of aircraft and spare engines. As of September 30, 2012, we have $92.1 million of PDPs on our balance sheet, representing the amount paid since inception, net of refunds.
Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the nine months ended September 30, 2012, we paid $29.5 million in maintenance reserves, net of reimbursements, and as of September 30, 2012, we have $196.9 million ($79.4 million in other current assets and $117.5 million in prepaid aircraft maintenance to lessors) on our balance sheet, representing the amount paid in reserves since inception, net of reimbursements.
We have secured financing commitments for our next 9 aircraft deliveries which are scheduled for delivery in late 2012 through 2013. We do not have financing commitments in place for the remaining 92 aircraft currently on firm order which are scheduled for delivery in 2014 through 2021. These future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
Net Cash Flows Provided By Operating Activities. Operating activities in the nine months ended September 30, 2012 provided $88.8 million in cash compared to $149.5 million provided in the nine months ended September 30, 2011. The decrease is primarily due to $72.7 million received from the release of all credit card holdbacks in the third quarter of 2011, slightly offset by higher cash received on future travel as of September 30, 2012.
Net Cash Flows Used In Investing Activities. During the nine months ended September 30, 2012, investing activities used $19.5 million, compared to $31.2 million used for the prior year period. The decrease is mainly due to the refund of $27.9 million in PDPs related to the delivery of five aircraft from Airbus and corresponding sale and leaseback transactions, the sale of airport slots for $9.1 million, offset by higher capital expenditures, including the purchase of two spare engines for $10.3 million during the nine months ended September 30, 2012.
Net Cash Provided By (Used In) Financing Activities. During the nine months ended September 30, 2012, we paid $27.2 million related to the Tax Receivable Agreement (TRA), received $12.4 million in proceeds from the sale of two spare engine as part of sale and leaseback transactions, retained $1.5 million as a result of excess tax benefits related to share-based payments, and received cash as a result of exercised stock options. Additional cash used in financing activities consisted of cash used to purchase treasury stock. As of September 30, 2012, an estimated remaining cash benefit of $9.5 million is expected to be paid to our Pre-IPO Stockholders under the terms of the TRA in 2013.

Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of September 30, 2012 and the periods in which payments are due:

(in millions)	Total	Remainder of 2012	2013 - 2014	2015 - 2016	Thereafter
Operating lease obligations	$1,175	$42	$332	$322	$479
Flight equipment purchase obligations	4,747	84	672	1,031	2,960
Total future payments on contractual obligations (1)	$5,922	$126	$1,004	$1,353	$3,439

(1)	Does not include remaining contractual payments to the Pre-IPO Stockholders under the Tax Receivable Agreement(estimated to be approximately $9.5 million as of September 30, 2012). See Note 10.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 42 of our aircraft are operated under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2017 and 2024. Aircraft rent payments were $35.6 million and $30.0 million, for the three months ended September 30, 2012 and 2011, respectively, and $103.2 million and $88.1 million for the nine months ended September 30, 2012 and 2011, respectively. Our aircraft lease payments for 37 of our aircraft are fixed-rate obligations. Five of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2012, our firm orders consisted of 101 A320 family aircraft (56 of the existing aircraft model A320s and 45 A320neos) with Airbus and engine orders with International Aero Engines consisted of three spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery from 2012 through 2021, and spare engines are scheduled for delivery from 2013 through 2018. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft pre-delivery deposits, will be approximately $84 million for the remainder of 2012, $324 million in 2013, $348 million in 2014, $520 million in 2015, $511 million in 2016 and $2,960 million in 2017 and beyond.
As of September 30, 2012, we had lines of credit related to corporate credit cards of $13.6 million from which we had drawn $4.3 million. As of September 30, 2011, we had lines of credit related to corporate credit cards of $3.6 million from which we had drawn $2 million.
As of September 30, 2012, we have lines of credit with counterparties to our jet fuel derivatives in the amount of $18.0 million. Of the $18.0 million in lines of credit, $5.0 million is provided exclusively for jet fuel derivatives, $10.0 million is provided exclusively for physical fuel delivery and the remaining $3.0 million is provided for either purpose. As of September 30, 2012, we had drawn $9.5 million for physical fuel delivery and had drawn $0.2 million on the remaining lines of credit. As of September 30, 2011, we had lines of credit with counterparties in the amount of $2.0 million exclusively for jet fuel derivatives. As of September 30, 2011, we had drawn $1.0 million on the lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery.
As of September 30, 2012, we have $3.1 million in uncollateralized surety bonds and a $10.0 million unsecured standby letter of credit facility of which $7.3 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding special charges (credits) and mark-to-market gains or losses, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses less aircraft fuel expense and excluding special charges (credits) and mark-to-market gains or losses, divided by ASMs.
“AFA-CWA” means the Association of Flight Attendants-CWA.
“Air traffic liability” or “ATL” means the value of tickets sold in advance of travel.
“ALPA” means the Airline Pilots Association, International.
“ASIF” means an Aviation Security Infrastructure Fee assessed by the TSA on each airline.
“Available seat miles” or “ASMs” means the number of seats available for passengers multiplied by the number of miles the seats are flown, also referred to as "capacity".
“Average aircraft” means the average number of aircraft in our fleet as calculated on a daily basis.
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
“Average stage length” represents the average number of miles flown per flight.
“Average yield” means average operating revenue earned per RPM, calculated as total revenue divided by RPMs.
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
“Operating revenue per-ASM,” “RASM” or “unit revenue” means operating revenue divided by ASMs.
“OTA” means Online Travel Agent (e.g., Orbitz and Travelocity).
“Passenger flight segments” means the total number of passengers flown on all flight segments.
“PDP” means pre-delivery deposit payment.
“Revenue passenger mile” or “RPM” means one revenue passenger transported one mile. RPMs equals revenue passengers multiplied by miles flown, also referred to as "traffic".
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2012 and 2011 represented 41.4% and 42.4% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we often use basis swaps, priced using NYMEX Heating Oil indexes, to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Based on our fuel consumption over the last 12 months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $44.6 million. To attempt to manage fuel price risk, from time to time we use jet fuel option contracts, swap agreements and basis swaps to mitigate a portion of the crack spread between crude and jet fuel. As of September 30, 2012, we had approximately 24% and 10% of our estimated fuel consumption for the fourth quarter of 2012 protected using NYMEX Heating Oil indexes and NYMEX WTI collars, respectively. In October 2012, we entered into additional NYMEX WTI collars, and as of October 3, 2012, we had approximately 20% of our fourth quarter forecast fuel requirements protected using these collars.
The fair value of our fuel derivative contracts as of September 30, 2012 and December 31, 2011 was a $0.1 million liability and a $0.3 million asset, respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of September 30, 2012, we believe the credit exposure related to these fuel forward contracts was negligible.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2011 would affect total aircraft rent expense in 2012 by less than $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In August 2011, seven employees of the Company elected to purchase an aggregate of 2,849 shares of common stock in connection with such employees' investment election as a participant under the Spirit Airlines, Inc. Pilots Retirement Savings Plan of the Company. The purchase and sale of the shares were exempt from registration in reliance on Section 4(2) of the Securities Act. The Company received no proceeds from the sale of the shares because the shares were purchased on the open market by the plan administrator.

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

SPIRIT AIRLINES, INC.

Date: October 30, 2012	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer