Form 10-K
period 2012-12-31
Spirit Airlines, Inc.
filed 2013-02-25
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this

Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑     Accelerated filer    ☐      Non-accelerated filer   ☐     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $979.1 million computed by reference to the closing sale price of the common stock on the NASDAQ Global Select Market on June 29, 2012, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 11, 2013:

Class	Number of Shares
Common Stock, $0.0001 par value per share	72,531,027

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2012.

__________________________________________________

PART I

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may include words such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions indicating future results or expectations, as they relate to our company, our business and our management, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Important factors that could cause such differences include, but are not limited to: the competitive environment in our industry; our ability to keep costs low; changes in our fuel cost; ability to hedge fuel requirements; restrictions on or increased taxes applicable to non-ticket revenues; the impact of worldwide economic conditions, including the impact of the economic recession on customer travel behavior; actual or threatened terrorist attacks, global instability and potential U.S. military actions or activities; external conditions, including air traffic congestion, weather and outbreak of disease; restriction on third-party membership programs; air travel substitutes; labor disputes, employee strikes and other labor-related disruptions, including in connection with our current negotiations with the union representing our flight attendants; aircraft-related fixed obligations; dependence on cash balances and operating cash flows; our aircraft utilization rate; maintenance costs; lack of marketing alliances; government regulation; our ability to fulfill growth strategy; our reliance on automated systems and the risks associated with changes made to those systems; use of personal data; ability to generate non-ticket revenues; operational disruptions; our reliance on third-party vendors and partners; our reliance on a single fuel provider; an aircraft accident or incident; negative publicity regarding our customer service; our aircraft and engine suppliers; changes in the U.S., Caribbean, and Latin America markets; insurance costs; environmental regulations; ability to attract and retain qualified personnel; loss of key personnel; and other risk factors included under “Risk Factors” in this annual report. We undertake no obligation to revise or update any forward-looking statements to reflect any event or circumstance that arises after the date of this report, or to confirm such statements to actual results or changes in our expectations. References in this report to “Spirit,” “we,” “us,” “our,” or the “Company” shall mean Spirit Airlines, Inc., unless the context indicates otherwise.
ITEM 1.    BUSINESS
Overview
Spirit Airlines is an ultra low-cost, low-fare airline based in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus fleet currently operates more than 200 daily flights to over 50 destinations in the United States, Caribbean and Latin America. We completed an initial public offering during the second quarter of 2011, and our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE".

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally through offering low base fares and charging separately for select optional services, thereby allowing customers the freedom to save by choosing only the extras they value. We have unbundled components of our air travel service that have traditionally been included in base fares, such as baggage and advance seat selection, and offer them as optional, ancillary services (which we record in our financial statements as non-ticket revenue) as part of a strategy to enable our passengers to identify, select and pay only for the services they want to use.
Our History and Corporate Information
We were founded in 1964 as Clippert Trucking Company, a Michigan corporation. We began air charter operations in 1990 and renamed ourselves Spirit Airlines, Inc. in 1992. In 1994, we reincorporated in Delaware, and in 1999 we relocated our headquarters to Miramar, Florida. On June 1, 2011, we completed our initial public offering of common stock. For more information, see "Notes to Financial Statements- 18. Initial Public Offering and Tax Receivable Agreement".
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
Our Business Model

Our ULCC business model provides customers very low base fares with a range of optional services, allowing customers the freedom to choose only the extras they value. The success of our model is driven by our low cost structure, which permits us to offer very low base fares while maintaining one of the highest profit margins in the industry.
We are focused on price-sensitive travelers who pay for their own travel, and our business model is designed to deliver what we believe our customers want: low fares. We aggressively use low fares to stimulate air travel demand in order to increase passenger volume, load factors and non-ticket revenue on the flights we operate. Higher passenger volumes and load factors help us sell more ancillary products and services, which in turn allows us to reduce the base fare we offer even further, stimulating additional demand. We strive to be recognized by our customers and potential customers as the low-fare leader in the markets we serve.
We compete based on total price. We believe other airlines have used an all-inclusive price concept to effectively raise total prices to consumers, rather than lowering fares by unbundling each product or service. For example, carriers that tout “free bags” have included the cost of checking bags in the total ticket price, not allowing passengers to see how much they would save if they did not check luggage. We believe that we and our customers benefit when we allow our customers to know the total price of their travel by breaking out the cost of additional, optional products or services. Before they pay, our customers are easily able to compare the total cost of flying with us versus flying with another airline.
We allow our customers to see all available options and their prices prior to purchasing a ticket, and this full transparency illustrates that our total prices are lower, on average, than our competitors, even when options are included.
Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:
Ultra-Low Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the Americas. We believe this cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain among the highest operating margins in our industry, and support continued growth. Our operating costs per available seat mile (CASM) of 10.09 cents in 2012, are significantly lower than those of the major domestic network carriers, American Airlines, Delta Air Lines, United Air Lines and US Airways, and among the lowest of the domestic low-cost carriers, including JetBlue Airways and Southwest Airlines. We achieve these low unit operating costs in large part due to:

•	high aircraft utilization;

•	high-density seating configurations on our aircraft;

•	our simple operations;

•	no hub-and-spoke inefficiencies ;

•	highly productive workforce;

•	opportunistic outsourcing of operating functions;

•	operating a modern single fleet type of Airbus A320-family aircraft, with associated lower maintenance costs and common flight crews across the fleet;

•	reduced sales, marketing and distribution costs through direct-to-consumer marketing;

•	efficient flight scheduling, including minimal ground times between flights; and

•	a company-wide business culture that is keenly focused on driving costs lower.

Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to produce significant non-ticket revenue generation, which allows us to stimulate passenger demand for our product by lowering base fares and enabling passengers to identify, select, and pay for the products and services they want to use. Our unbundled strategy has enabled us to grow average non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $51 in 2012 by:

•	charging for checked and carry-on baggage;

•	passing through all distribution-related expenses;

•	charging for premium seats and advance seat selection;

•	enforcing ticketing policies, including service charges for changes and cancellations;

•	generating subscription revenue from our $9 Fare Club ultra low-fare subscription service;

•	deriving brand-based revenues from proprietary services, such as our FREE SPIRIT affinity credit card program;

•	selling itinerary attachments, such as hotel and car rental reservations and travel insurance, through our website; and

•	selling in-flight products and onboard advertising.
Resilient Business Model and Customer Base. By focusing on price-sensitive travelers, we have maintained relatively stable unit revenue and profitability during volatile economic periods because we are not highly dependent on premium-fare business traffic. We believe our growing customer base is more resilient than the customer bases of most other airlines because our low fares and unbundled service offering appeal to price-sensitive passengers. For example, in 2009, when premium-fare business traffic dried up due to the economic recession, our operating revenue per available seat mile (RASM) declined 1.9%, compared to an average U.S. airline industry decline of over 9%.
Well Positioned for Growth. We have developed a substantial network of destinations in profitable U.S. domestic niche markets, targeted growth markets in the Caribbean and Latin America, and high-volume routes flown by price-sensitive travelers. In the United States, we also have grown into large markets that, due to higher fares, have priced out those more price-sensitive travelers. Our strategy to balance growth in large domestic markets, niche markets and opportunities in the Caribbean and Latin America gives us a significant number of growth opportunities.
Experienced International Operator. We believe we have substantial experience in foreign local aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve.
Financial Strength Achieved by Cost Discipline Focus. We believe our ULCC business model has delivered strong financial results in difficult economic times. We have generated these results by:

•	keeping a consistent focus on maintaining low unit operating costs;

•	maintaining disciplined capacity control and fleet size;

•	ensuring our sourcing arrangements with key third parties are continually benchmarked against the best industry standards;

•	maintaining a simple operation that focuses on delivering transportation; and

•
generating and maintaining an adequate level of liquidity to insulate against volatility in key cost inputs, such as fuel, and in passenger demand that may occur as a result of changing general economic conditions.

Route Network
As of December 31, 2012, our route network included 110 markets served by 52 airports throughout North America, Central America, South America and the Caribbean.

Below is a route map of our current network, which includes seasonal routes and routes announced as of January 31, 2013 for which service has not yet started:

PORTLAND
OAKLAND
LOS ANGELES
SAN DIEGO
LAS VEGAS
DENVER
PHOENIX / MESA
LOS CABOS
MEXICO
TOLUCA / MEXICO CITY
MEXICO
MINNEAPOLIS/ST.PAUL
CHICAGO / O'HARE
DALLAS / FORT WORTH
HOUSTON/ INTERCONTINENTAL
NEW ORLEANS
NIAGARA FALLS / TORONTO
DETROIT
PLATTSBURGH / MONTREAL
BOSTON
NEW YORK / LAGUARDIA
PHILADELPHIA
LATROBE / PITTSBURGH
ATLANTIC CITY
BALTIMORE / WASHINGTON, D.C.
CHARLESTON
MYRTLE BEACH
ATLANTA
ORLANDO
TAMPA
WEST PALM BEACH
FT. MYERS
FT. LAUDERDALE
NASSAU
BAHAMAS
SAN SALVADOR
BAHAMAS
operates for Club Med
CANCUN
MEXICO
SANTIAGO
DOMINICAN REPUBLIC
AGUADILLA PUERTO RICO
SAN JUAN PUERTO RICO
ST. MAARTEN
ST. THOMAS
USVI
PUNTA CANA
DOMINICAN REPUBLIC
SANTO DOMINGO
DOMINICAN REPUBLIC
MONTEGO BAY
JAMAICA
PORT AU PRINCE
HAITI
KINGSTON
JAMAICA
GUATEMALA CITY
GUATEMALA
SAN PEDRO SULA
HONDURAS
SAN SALVADOR
EL SALVADOR
ARUBA
PANAMA CITY
PANAMA
CARTAGENA
COLOMBIA
MANAGUA
NICARAGUA
SAN JOSE
COSTA RICA
MEDELLÍN
COLOMBIA
BOGOTÁ
COLOMBIA
ARMENIA
COLOMBIA
LIMA
PERU

Our network expansion targets underserved and/or overpriced markets. We utilize a rigorous process to identify growth opportunities to deploy new aircraft where we believe they will be profitable. To monitor the profitability of each route, we analyze weekly and monthly profitability reports as well as near term forecasting.
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, code-sharing relationships, and frequent flier programs and redemption opportunities. Our competitors and potential competitors include traditional network airlines, low-cost carriers, and regional airlines. We typically compete in markets served by traditional network airlines and other low-cost carriers, and, to a lesser extent, regional airlines.
Our single largest overlap, at approximately 60% of our markets as of January 8, 2013, is with American Airlines. Our principal competitors on domestic routes are American Airlines, Southwest Airlines, United Airlines, and Delta Airlines. Our principal competitors for service from South Florida to our markets in the Caribbean and Latin America are American Airlines through its hub in Miami and JetBlue Airways through its operations in Fort Lauderdale. Our principal competitive advantages are our low base fares and our focus on the price-sensitive traveler who pays his or her own travel costs. These low base fares are facilitated by our low unit operating costs, which in 2012 were among the lowest in the industry. We believe our low costs coupled with our non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
The airline industry is particularly susceptible to price discounting because, once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. The expenses of a scheduled aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flier initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize RASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell. A key element to our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets.

Seasonality

Our business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends.
Distribution

The majority of our tickets are sold through direct channels including online via www.spirit.com, our call center and the ticket counter with spirit.com being the primary channel. We also partner with a number of third parties to distribute our tickets, including online and traditional travel agents and electronic global distribution systems.
Customers

The majority of our customers travel for leisure (non-business) purposes, and leisure travel is discretionary and tends to be more price sensitive. By focusing on lowering our cost structure, we can successfully sell tickets at low fares while maintaining a strong profit margin.
Customer Service
We are committed to taking care of our customers. We believe focus on customer service in every aspect of our operations including personnel, flight equipment, in-flight and ancillary amenities, on-time performance, flight completion ratios, and baggage handling will strengthen customer loyalty and attract new customers. We proactively aim to improve our operations to ensure further improvement in customer service.
In response to customer and other demands, we recently modified our online booking process to allow our customers to see all available options and their prices prior to purchasing a ticket, and have initiated a campaign that illustrates our total prices are lower, on average, than our competitors, even when options are included.
Fleet
We fly only Airbus A320 family aircraft, which provides us significant operational and cost advantages compared to airlines that operate multiple aircraft types. By operating a single aircraft type, we avoid the incremental costs of training crews across multiple types. Flight crews are entirely interchangeable across all of our aircraft, and maintenance, spare parts inventories and other operational support remains highly simplified compared to those of more complex fleets. Due to this commonality among Airbus single-aisle aircraft, we can retain the benefits of a fleet comprised of a single type of aircraft while still having the flexibility to match the capacity and range of the aircraft to the demands of each route.
As of December 31, 2012, we had a fleet of 45 Airbus single-aisle aircraft, consisting of 27 A319s, 16 A320s and two A321s, and the average age of the fleet was 4.6 years. All of our existing aircraft were financed under operating leases.
As of December 31, 2012, firm aircraft orders with Airbus and a third party consisted of 106 A320 family aircraft (two used A319 aircraft, 54 of the existing A320 aircraft model, and 50 A320 NEOs). Aircraft are scheduled for delivery from 2013 through 2021. We also have a contractual purchase commitment for three spare V2500 IAE International Aero Engines AG engines scheduled for delivery from 2013 through 2015. The aircraft provide for growth capacity as well as give us flexibility in our fleet plan to replace all or some of the 31 aircraft in our present fleet with lease expirations between 2016 and 2020. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit.
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
Aircraft maintenance and repair consists of routine and non-routine maintenance and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 20 months. Heavy engine maintenance is performed approximately every four to six years and includes a more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement with IAE for our engine overhaul services and Lufthansa Technik on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.
Our recent maintenance expenses have been lower than what we expect to incur in the future because of the relatively young age of our aircraft fleet. Our maintenance costs are expected to increase as the scope of repairs increases with the increasing age of our fleet. As our aircraft age, scheduled scope of work and frequency of unscheduled maintenance events is likely to increase like any mature fleet. Our aircraft utilization rate could decrease with the increase in aircraft maintenance.
Employees
Our business is labor intensive, with labor costs representing approximately 19.1%, 19.6% and 22.0% of our total operating costs for 2012, 2011 and 2010, respectively. As of December 31, 2012, we had 680 pilots, 933 flight attendants, 24 flight dispatchers, 269 mechanics, 795 airport agents/other, and 332 employees in administrative roles for a total of 3,033 employees. Approximately 54% of our employees were represented by labor unions under three different collective-bargaining agreements. On an average full-time equivalent basis, for the full year 2012, we had 2,767 employees, compared to 2,456 in 2011.
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
We focus on hiring highly productive employees and, where feasible, designing systems and processes around automation and outsourcing in order to maintain our low cost base.

Safety and Security
We are committed to the safety and security of our passengers and employees. We strive to comply with or exceed health and safety regulation standards. In pursuing these goals, we maintain an active aviation safety program and all of our personnel are expected to participate in the program and take an active role in the identification, reduction, and elimination of hazards.
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
Insurance
We maintain insurance policies we believe are customary in the airline industry and as required by the DOT. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire and extended coverage; directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; and workers’ compensation and employer’s liability. We have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.
Foreign Ownership
Under DOT regulations and federal law, we must be controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.
On December 7, 2011, we entered into a Stock Distribution Agreement with Indigo Miramar LLC and its members. Pursuant to the Stock Distribution Agreement 10,576,180 shares of outstanding common stock were exchanged on a share-for-share basis for shares of non-voting common stock. As of February 11, 2013, we had no non-voting shares outstanding due to the conversion of all non-voting shares to voting shares in compliance with the Stock Distribution Agreement.
Government Regulation
Operational Regulation
The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the FAA. The DOT has jurisdiction over economic issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability and disabled passenger transportation, among other areas, several of which were included in new rules that became effective in 2011 and 2012 relating to, among other things, how airlines handle interactions with passengers through advertising, the reservation process, at the airport and on board the aircraft. The DOT has extended the effective date for certain of these rules. See “Risk Factors—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.” The DOT has a pending notice of proposed rulemaking addressing additional accommodations required for passengers with certain disabilities among other matters.
The DOT has authority to issue certificates of public convenience and necessity required for airlines to provide air transportation. We hold a DOT certificate of public convenience and necessity authorizing us to engage in scheduled air transportation of passengers, property, and mail within the United States, its territories and possessions and between the United States and all countries that maintain a liberal aviation trade relationship with the United States (known as “open skies” countries). We also hold DOT certificates to engage in air transportation to certain other countries with more restrictive aviation policies.
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2012, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve and all of our aircraft had been certified for overwater operations. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
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
International service is also subject to Customs and Border Protection, or CBP, immigration and agriculture requirements, and the requirements of equivalent foreign governmental agencies. Like other airlines flying international routes, from time to time we may be subject to civil fines and penalties imposed by CBP if unmanifested or illegal cargo, such as illegal narcotics, is found on our aircraft. These fines and penalties, which in the case of narcotics are based upon the retail value of the seizure, may be substantial. We have implemented a comprehensive security program at our airports to reduce the risk of illegal cargo being placed on our aircraft, and we seek to cooperate actively with CBP and other U.S. and foreign law enforcement agencies in investigating incidents or attempts to introduce illegal cargo.
Security Regulation
The TSA was created in 2001 with the responsibility and authority to oversee the implementation, and ensure the adequacy, of security measures at airports and other transportation facilities. Funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee) of $2.50 per passenger flight segment, subject to a $5 per one-way trip cap. The TSA was granted authority to impose additional fees on air carriers if necessary to cover additional federal aviation security costs. Pursuant to its authority, the TSA may revise the way it assesses this fee, which could result in increased costs for passengers and us. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. The TSA also assesses an Aviation Security Infrastructure Fee, or ASIF, on each airline. Our ASIF fee is approximately $1.6 million per year.
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
The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition could adversely affect our operations. Moreover, many other airlines have begun to unbundle services by charging separately for services such as baggage and advance seat selection. This unbundling and other cost reducing measures could enable competitor airlines to reduce fares on routes that we serve.
In addition, airlines increase or decrease capacity in markets based on perceived profitability. Decisions by our competitors that increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route, could have a material adverse impact on our business. If a traditional network airline were to successfully develop a low-cost structure or if we were to experience increased competition from other low-cost carriers, our business could be materially adversely affected.
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
The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares or revenues related to ancillary services required to sustain profitable operations in new and existing markets and could impede our growth strategy, which could harm our operating results. Due to our relatively small size, we are susceptible to a fare war or other competitive activities in one or more of the markets we serve, which could have a material adverse effect on our business, results of operations, and financial condition.
Our low cost structure is one of our primary competitive advantages, and many factors could affect our ability to control our costs.
Our low cost structure is one of our primary competitive advantages. However, we have limited control over many of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, airport and related infrastructure taxes, the cost of meeting changing regulatory requirements, and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of our collective bargaining agreements. We cannot guarantee we will be able to maintain a cost advantage over our competitors. If our cost structure increases and we are no longer able to maintain a cost advantage over our competitors, it could have a material adverse effect on our business, results of operations and financial condition.
The airline industry is heavily impacted by the price and availability of aircraft fuel. Continued volatility in fuel costs or significant disruptions in the supply of fuel, including hurricanes and other events affecting the Gulf Coast in particular, could materially adversely affect our business, results of operations, and financial condition.
Aircraft fuel costs represent our single largest operating cost, accounting for 41.2%, 41.9%, and 34.8% of our total operating expenses for 2012, 2011 and 2010, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic, and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could cause disruption to oil production, refinery operations, and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supplies. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources.
Aircraft fuel prices have been subject to high volatility, fluctuating substantially over the past several years. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase in the price of aircraft fuel can have a significant negative impact on our operating costs and on our business, results of operations and financial condition.
Our fuel hedging strategy may not reduce our fuel costs.
We enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. As of December 31, 2012, we had fuel hedges using U.S. Gulf Coast jet fuel collars in place for approximately 5% of our 2013 anticipated fuel consumption. Additionally, during peak hurricane season (August through October), we may enter into jet fuel swaps to protect the refining price risk between the price of crude oil and the price of refined jet fuel. There can be no assurance that we will be able to enter into fuel hedge contracts in the future. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. Finally, it is currently unknown what impact the Dodd-Frank Wall Street Reform and Consumer Protection Act will have on collateral and margin requirements for fuel hedging, which could significantly impair our ability to hedge our fuel costs. As of December 31, 2012, the fair value of our fuel derivative contracts was an asset of $0.3 million. In the event of a reduction in fuel prices compared to our hedged position, our hedged positions could counteract the cost benefit of lower fuel prices and could require us to post additional cash margin collateral. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”
Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations, and financial condition.
During 2012, 2011 and 2010, we generated non-ticket revenues of $535.6 million, $381.5 million and $243.3 million, respectively. Our non-ticket revenues are generated from charges for, among other things, baggage, bookings through our distribution channels, advance seat selection, itinerary changes and loyalty programs. In April 2011, the DOT published a broad set of final rules relating to, among other things, how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft. The final rules require airlines to publish a full fare for a flight, including mandatory taxes and fees, and to enhance disclosure of the cost of optional products and services, including baggage charges. The rules restrict airlines from increasing ticket prices post-purchase (other than increases resulting from changes in government-imposed fees or taxes) or increase significantly the amount and scope of compensation payable to passengers involuntarily denied boarding due to oversales. The final rules also extend the applicability of tarmac delay reporting and penalties to include international flights and provide that reservations made more than one week prior to flight date may be held at the quoted fare without payment, or cancelled without penalty, for 24 hours. All of these new rules became effective by January 24, 2012. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. Moreover, we cannot assure you that compliance with these rules will not have a material adverse effect on our business. In addition, the U.S. Congress and Federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations, and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation, and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
The airline industry is particularly sensitive to changes in economic conditions. Continued adverse economic conditions or a reoccurrence of such conditions would negatively impact our business, results of operations and financial condition.
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
These factors can adversely affect, and from time to time have adversely affected, our results of operations, our ability to obtain financing on acceptable terms and our liquidity. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs can reduce spending for price-sensitive leisure and business travel. For many travelers, in particular the price-sensitive travelers we serve, air transportation is a discretionary purchase that they may reduce or eliminate from their spending in difficult economic times. The overall decrease in demand for air transportation in the United States in 2008 and 2009 resulting from record high fuel prices and the economic recession required that we take significant steps to reduce our capacity, which reduced our revenues. Unfavorable economic conditions could also affect our ability to raise prices to counteract increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations, and financial condition.
The airline industry faces ongoing security concerns and related cost burdens, further threatened or actual terrorist attacks, or other hostilities that could significantly harm our industry and our business.
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
Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration, or TSA, have implemented numerous security measures that restrict airline operations and increase costs, and are likely to implement additional measures in the future. For example, following the widely publicized attempt of an alleged terrorist to detonate plastic explosives hidden underneath his clothes on a Northwest Airlines flight on Christmas Day in 2009, passengers became subject to enhanced random screening, which may include pat-downs, explosive detection testing or body scans. Enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to consumers in the form of higher prices. Any future terrorist attacks or attempted attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a material adverse effect on our business, results of operations and financial condition, and on the airline industry in general.
Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel related taxes or the outbreak of disease, any of which could harm our business, operating results, and financial condition.
Like other airlines, we are subject to delays caused by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, increased security measures, new travel related taxes and the outbreak of disease. Delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient, and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean as well as other areas of the eastern United States (such as Hurricane Sandy in October 2012), winter snowstorms or the January 2010 earthquakes in Port-au-Prince, Haiti, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors could harm our business, results of operations and financial condition. Similarly, outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine) flu, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Increased travel taxes, such as those provided in the Travel Promotion Act, enacted March 10, 2010, which charges visitors from certain countries a $10 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
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
In addition to airline competition from traditional network airlines, other low-cost airlines and regional airlines, we also face competition from air travel substitutes. On our domestic routes, we face competition from some other transportation alternatives, such as bus, train or automobile. In addition, technology advancements may limit the demand for air travel. For example, video teleconferencing and other methods of electronic communication may reduce the need for in-person communication and add a new dimension of competition to the industry as travelers seek lower-cost substitutes for air travel. If we are unable to adjust rapidly in the event the basis of competition in our markets changes, it could have a material adverse effect on our business, results of operations and financial condition.

Risks Related to Our Business
Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial conditions.
Our business is labor intensive, with labor costs representing approximately 19.1%, 19.6% and 22.0% of our total operating costs for 2012, 2011 and 2010, respectively. As of December 31, 2012, approximately 54% of our workforce was represented by labor unions and thereby covered by collective bargaining agreements. We cannot assure you that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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
Our collective bargaining agreement with our flight attendants became amendable in August 2007, and we are currently engaged in negotiations with the union representing our flight attendants. Our collective bargaining agreement with our dispatchers became amendable in July 2012. The outcome of our pending collective bargaining negotiations cannot presently be determined and the terms and conditions of our future collective bargaining agreements may be affected by the results of collective bargaining negotiations at other airlines that may have a greater ability, due to larger scale, greater efficiency or other factors, to bear higher costs than we can. In addition, if we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies. Our business, results of operations and financial condition may be materially adversely affected based on the outcome of our negotiations with the union representing our flight attendants.
We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. All of our aircraft are leased, and in 2012 and 2011 we paid the lessors rent of $140.8 million and $116.6 million, respectively, and maintenance deposits net of reimbursements of $31.6 million and $36.8 million, respectively. As of December 31, 2012, we had future operating lease obligations of approximately $1.2 billion. In addition, we have significant obligations for aircraft and spare engines that that we have ordered from Airbus and International Aero Engines AG, or IAE, (or any other engine manufacturer for future deliveries) for delivery over the next nine years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow, and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, whether fuel prices continue at current price levels and/or further increase or decrease, further weakening or improving in the U.S. economy, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:

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

•
reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with less fixed payment obligations; and

•
cause us to lose access to one or more aircraft and forfeit our rent deposits if we are unable to make our required aircraft lease rental payments and our lessors exercise their remedies under the lease agreement including cross default provisions in certain of our leases.

A failure to pay our operating lease and other fixed cost obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.
We are highly dependent upon our cash balances and operating cash flows.
As of December 31, 2012, we had access to lines of credit from two counterparties to our jet fuel derivatives and our purchase credit card issuer aggregating $36.6 million. These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations, and financial condition.

A deterioration in worldwide economic conditions may adversely affect our business, operating results, financial condition, liquidity and ability to obtain financing or access capital markets.
The general worldwide economy has experienced a downturn due to the effects of the European debt crisis, unfavorable U.S. economic conditions and slowing growth in certain Asian economies, including general credit market crises, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. The airline industry is particularly sensitive to changes in economic conditions, which affect customer travel patterns and related revenues.  A weak economy could reduce our bookings, and a reduction in discretionary spending could also decrease amounts our customers are willing to pay.  Unfavorable economic conditions can also impact the ability of airlines to raise fares to help offset increased fuel, labor and other costs. We cannot accurately predict the effect or duration of any economic slowdown or the timing or strength of a subsequent economic recovery.
In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus and IAE (or any other engine manufacturer for future deliveries) over the next nine years, and we will need to finance these purchases. We may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of PDPs, or for other working capital. Factors that affect our ability to raise financing or access the capital markets include market conditions in the airline industry, economic conditions, the perceived residual value of aircraft and related assets, the level and volatility of our earnings, our relative competitive position in the markets in which we operate, our ability to retain key personnel, our operating cash flows, and legal and regulatory developments. Regardless of our creditworthiness, at times the market for aircraft purchase or lease financing has been very constrained due to such factors as the general state of the capital markets and the financial position of the major providers of commercial aircraft financing.

Our liquidity and general level of capital resources impact our ability to hedge our fuel requirements.
As of December 31, 2012, we had fuel hedges using U.S. Gulf Coast jet fuel collars in place for approximately 5% of our 2013 anticipated fuel consumption. While we intend to hedge a portion of our future fuel requirements, there can be no assurance that, at any given time, we will be able to enter into fuel hedge contracts. In the past, we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited, because we set the price of tickets in advance of knowing our fuel costs at the time the tickets are flown. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited.
We rely on maintaining a high daily aircraft utilization rate to implement our low cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 12.8 hours, 12.7 hours and 12.8 hours for 2012, 2011 and 2010, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports, so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations, and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2012, the average age of our aircraft was approximately 4.6 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes will occur at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay supplemental rent, also known as maintenance reserves, to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase as a percentage of our revenue over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations, and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials and Repair Costs and Heavy Maintenance Amortization” and “—Maintenance Reserves.”
Our lack of marketing alliances could harm our business.
Many airlines, including the domestic traditional network airlines (American, Delta, United and US Airways) have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as OneWorld, SkyTeam and Star Alliance, generally provide for code-sharing, frequent flier program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any alliances with U.S. or foreign airlines. Our lack of marketing alliances puts us at a competitive disadvantage to traditional network carriers who are able to attract passengers through more widespread alliances, particularly on international routes, and that disadvantage may result in a material adverse effect on our passenger traffic, business, results of operations and financial condition.

We are subject to extensive and increasing regulation by the Federal Aviation Administration, the Department of Transportation, and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.
Airlines are subject to extensive and increasing regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT finalized rules, effective on April 29, 2010, requiring new procedures for customer handling during long onboard tarmac delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of the new rules. In addition, a second set of DOT final rules, which became effective in August 2011 and January 2012, addresses, among other things, concerns about how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft, including requirements for disclosure of base fares plus a set of regulatorily dictated options and limits on cancellations and service charges for changes and cancellations. Failure to remain in full compliance with these rules may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material effect on our business. The DOT has a pending notice of proposed rulemaking addressing additional accommodations required for passengers with certain disabilities and on December 21, 2011 announced a new final rule related to flight crew duty and rest requirements. We cannot assure you that compliance with these new rules will not have a material adverse effect on our business.
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
Our growth strategy includes acquiring additional aircraft, increasing the frequency of flights and size of aircraft used in markets we currently serve and expanding the number of markets we serve where our low cost structure would likely be successful. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. We face numerous challenges in implementing our growth strategy, including our ability to:

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
Some of our target growth markets in the Caribbean and Latin America include countries with less developed economies that may be vulnerable to unstable economic and political conditions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our ability to implement our growth strategy.
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

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information, credit card data, and other confidential information. Security breaches could expose us to a risk of loss or misuse of this information, litigation, and potential liability. Although we take steps to secure our management information systems, and although multiple auditors review and approve the security configurations and management processes of these systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective, and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber attacks, computer viruses, power loss, or other disruptive events.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. In addition, attacks not targeted at us, but targeted solely at suppliers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, suppliers, and others.
Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants, or costs incurred in connection with the notifications to employees, suppliers, or the general public as part of our notification obligations to the various governments that govern our business. Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of technology used by us to protect transaction or other data. In addition, data and security breaches can also occur as a result of non-technical issues, including breaches by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Our reputation, brand, and financial condition could be adversely affected if, as a result of a significant cyber event or other security issues: our operations are disrupted or shut down; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
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
Our business strategy includes expanding our portfolio of ancillary products and services. There can be no assurance that passengers will pay for additional ancillary products and services or that passengers will continue to choose to pay for the ancillary products and services we currently offer. Further, regulatory initiatives could adversely affect ancillary revenue opportunities. Failure to maintain our non-ticket revenues would have a material adverse effect on our results of operations and financial condition. Furthermore, if we are unable to maintain and grow our non-ticket revenues, we may not be able to execute our strategy to continue to lower base fares in order to stimulate demand for air travel. Please see “—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.”

Our inability to expand or operate reliably or efficiently out of our key airports where we maintain a large presence could have a material adverse effect on our business, results of operations and financial condition.
We are highly dependent on markets served from airports where we maintain a large presence. Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at airports, including, but not limited to:

•	increases in airport rates and charges;

•	limitations on take-off and landing slots, airport gate capacity or other use of airport facilities;

•	termination of our airport use agreements, some of which can be terminated by airport authorities with little notice to us;

•	increases in airport capacity that could facilitate increased competition;

•	international travel regulations such as customs and immigration;

•	increases in taxes;

•	changes in the law that affect the services that can be offered by airlines in particular markets and at particular airports;

•	restrictions on competitive practices;

•	the adoption of statutes or regulations that impact customer service standards, including security standards; and

•	the adoption of more restrictive locally-imposed noise regulations or curfews.
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
Although we seek to monitor the performance of third parties that provide us with our reservation system, ground handling, catering, passenger handling, engineering, maintenance services, refueling and airport facilities, the efficiency, timeliness and quality of contract performance by third-party service providers are often beyond our control, and any failure by our service providers to perform their contracts may have an adverse impact on our business and operations. For example, in 2008, our call center provider went bankrupt. Though we were able to quickly switch to an alternative vendor, we experienced a significant business disruption during the transition period and a similar disruption could occur in the future if we changed call center providers or if an existing provider ceased to be able to serve us. We expect to be dependent on such third-party arrangements for the foreseeable future.
We rely on third-party distribution channels to distribute a portion of our airline tickets.
We rely on third-party distribution channels, including those provided by or through global distribution systems, or GDSs, conventional travel agents and online travel agents, or OTAs, to distribute a portion of our airline tickets, and we expect in the future to rely on these channels to an increasing extent to collect ancillary revenues. These distribution channels are more expensive and at present have less functionality in respect of ancillary revenues than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to successfully manage our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility, and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets, and may not provide the functionality we require to maximize ancillary revenues. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations. Moreover, our ability to compete in the markets we serve may be threatened by changes in technology or other factors that may make our existing third-party sales channels impractical, uncompetitive, or obsolete.
We rely on a single service provider to manage our fuel supply.
As of December 31, 2012, we had a single fuel service contract with World Fuel Services Corporation to manage the sourcing and contracting of our fuel supply with our third-party vendors. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
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
In the past we have experienced a relatively high number of customer complaints related to, among other things, our customer service, and reservations and ticketing systems. In particular, we generally experience a higher volume of complaints when we make changes to our unbundling policies, such as charging for baggage. In addition, in 2009, we entered into a consent order with the DOT for our procedures for bumping passengers from oversold flights and our handling of lost or damaged baggage. Under the consent order, we were assessed a civil penalty of $375,000, of which we were required to pay $215,000 based on an agreement with the DOT and our not having similar violations in the year after the date of the consent order. Our reputation and business could be materially adversely affected if we fail to meet customers’ expectations with respect to customer service or if we are perceived by our customers to provide poor customer service.
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
We have obtained third-party war risk insurance, which insures against some risks of terrorism, through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. If the special program administered by the FAA is not continued, or if the government discontinues this coverage for any reason, obtaining comparable coverage from commercial underwriters could result in substantially higher premiums and more restrictive terms, if it is available at all. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain adequate war risk insurance. The FAA war risk hull and liability insurance policy is effective from October 1, 2012 through September 30, 2013.
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
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, as is common with most of our competitors, we have faced considerable turnover of our employees. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
In addition, as we hire more people and grow, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. Our company culture, which we believe is one of our competitive strengths, is important to providing high-quality customer service and having a productive, accountable workforce that helps keep our costs low. As we continue to grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. Our company culture could otherwise be adversely affected by our growing operations and geographic diversity. If we fail to maintain the strength of our company culture, our competitive ability and our business, results of operations and financial condition could be harmed.
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
As of February 11, 2013, entities affiliated with Indigo Partners, or Indigo, a private equity firm, beneficially owned approximately 16.6% of our outstanding common stock. As a result of its ownership positions, Indigo is able to exert a significant degree of influence or actual control over our management and affairs and over matters requiring stockholder approval, including the nomination and election of directors, a merger, consolidation or sale of all or substantially all of our assets and other significant business or corporate transactions. Indigo's ownership interest may limit the ability of other stockholders to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial. For example, this substantial ownership stake could have the effect of delaying or preventing a change in control or otherwise discouraging a potential acquirer from attempting to obtain control of us, which in turn could cause the market price of our common stock to decline or prevent our stockholders from realizing a premium over the market price for their common stock.
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
We are required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on the market price of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting, and testing our internal control over financial reporting. During the performance of these activities, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NASDAQ Global Select Market, regulatory investigations, civil or criminal sanctions and class action litigation.
The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	announcements concerning our competitors, the airline industry or the economy in general;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	media reports and publications about the safety of our aircraft or the aircraft type we operate;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	changes in the price of aircraft fuel;

•	announcements concerning the availability of the type of aircraft we use;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;

•	sales of our common stock or other actions by investors with significant shareholdings;

•	trading strategies related to changes in fuel or oil prices; and

•	general market, political and economic conditions.
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
Any future issuances or sales of our common stock by us will be dilutive to our existing common stockholders. Indigo (and its affiliates) hold approximately 12.1 million shares of our common stock or 16.6% of our common stock outstanding as of February 11, 2013, and are entitled to rights with respect to registration of such shares under the Securities Act. Sales of substantial amounts of our common stock in the public or private market, a perception in the market that such sales could occur, or the issuance of securities exercisable or convertible into our common stock, could adversely affect the prevailing price of our common stock.
Our corporate charter and bylaws include provisions limiting voting by non-U.S. citizens and specifying an exclusive forum for stockholder disputes.
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
As of February 11, 2013, based on our foreign stock registry, non-U.S. citizens own, in the aggregate, 14.8 million shares of common stock (approximately 20.4% of our common stock outstanding). As of February 11, 2013, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
The Company operated a total of 45 aircraft, all of which are under operating leases, as of December 31, 2012.
The following table details information on the 45 aircraft in the Company’s fleet as of December 31, 2012:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft
A319	145	6.3	27
A320	178	1.4	16
A321	218	7.4	2
		4.6	45
As of December 31, 2012, firm aircraft orders with Airbus and a third party consisted of 106 A320 family aircraft (two used A319 aircraft, 54 of the existing A320 aircraft model, and 50 A320 NEOs). Aircraft are scheduled for delivery from 2013 through 2021, as illustrated in the table below.

	Number of Aircraft at Year-End *
Aircraft Type	2013	2014	2015	2016	2017	2018	2019	2020	2021
A319	29	29	29	26	17	8	2	—	—
A320	23	30	40	50	63	68	68	68	68
A320 NEO	—	—	—	—	—	6	19	32	45
A321	2	2	2	2	—	—	—	—	—
Total Aircraft	54	61	71	78	80	82	89	100	113
* Table reflects deliveries net of contractual lease returns. Table excludes five A320 NEO aircraft for which the Company has signed a Letter of Intent with International Lease Finance Corporation (ILFC), however delivery dates are contingent upon the engine type selection which has not yet been determined. Actual fleet count may differ depending on future fleet decisions, including actual lease retirements.
We also have a contractual purchase commitment for three spare V2500 IAE International Aero Engines AG engines scheduled for delivery from 2013 through 2015.
Ground Facilities
We lease all of our facilities at each of the airports we serve. Our leases for terminal passenger service facilities, which include ticket counter and gate space, operations support areas and baggage service offices, generally have a term ranging from month-to-month to 20 years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We also have entered into use agreements at many of the airports we serve that provide for the non-exclusive use of runways, taxiways and other facilities. Landing fees under these agreements are based on the number of landings and weight of the aircraft.
As of December 31, 2012, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with over 20% of our capacity operating to or from FLL during 2012. We operate primarily out of the international terminal, Terminal 4, with occasional use of a gate in Terminal 3. We currently use up to ten gates at Terminal 4. We have preferential access to seven of the Terminal 4 gates, common use access to the remaining three Terminal 4 gates, and common use access to Terminal 3 gates. FLL is planning a Terminal 4 concourse replacement and expansion project, which would expand the number of gates at Terminal 4 to 14. Other airports through which we conduct significant operations include McCarran International Airport (LAS), Chicago O'Hare International Airport (ORD), Dallas-Fort Worth International Airport (DFW), Detroit Metropolitan Wayne County Airport (DTW), Atlantic City International Airport (ACY), and LaGuardia Airport (LGA).

Our largest maintenance facility is currently located in a leased facility at FLL under a lease that expires in January 2015. We also conduct additional maintenance operations in leased facilities in Detroit, Michigan; Atlantic City, New Jersey; Dallas, Texas; and Las Vegas, Nevada.
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
ITEM 3.    LEGAL PROCEEDINGS
We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We believe the ultimate outcome of pending lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity, or results of operations.
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

	High	Low
Fiscal year ending December 31, 2011
Second Quarter (from May 26, 2011)	$12.33	$11.11
Third Quarter	14.43	10.18
Fourth Quarter	17.48	11.45
Fiscal year ending December 31, 2012
First Quarter	$20.70	$13.90
Second Quarter	24.75	17.41
Third Quarter	23.13	15.85
Fourth Quarter	18.00	15.64
As of February 11, 2013, there were approximately 23 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
The information under the caption “Equity Compensation Plan Information” in our 2013 Proxy Statement is incorporated herein by reference.
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

Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2012. All stock repurchases during this period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy minimum withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs.
October 1-31, 2012	—	N/A	—	—
November 1-30, 2012	—	N/A	—	—
December 1-31, 2012	5,107	$16.75	—	—
Total	5,107	$16.75	—	—
During the first three quarters of 2012, we repurchased and retired 46,718 shares for a total of $0.9 million. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements. We did not make any open market stock repurchases during the fourth quarter of 2012.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index for the period beginning on May 26, 2011 (the date our common stock was first traded) and ending on the last day of 2012. The graph assumes an investment of $100 in our stock and the two indices, respectively, on May 26, 2011, and further assumes the reinvestment of all dividends. The May 26, 2011 stock price used for our stock is the initial public offering price. Stock price performance, presented for the period from May 26, 2011 to December 31, 2012, is not necessarily indicative of future results.

	5/26/2011	12/31/2011	12/31/2012
Spirit	$100.00	$130.00	$147.75
NYSE ARCA Airline Index	$100.00	$75.49	$103.90
NASDAQ Composite Index	$100.00	$94.23	$110.91

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
We derived the selected statements of operations data for the years ended December 31, 2012, 2011 and 2010 and the balance sheet data as of December 31, 2012 and 2011 from our audited financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2009 and 2008 and the balance sheet data as of December 31, 2008, 2009 and 2010 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2012	2011	2010 (1)	2009	2008
	(in thousands except share and per share data)
Operating revenues:
Passenger	$782,792	$689,650	$537,969	$536,181	$657,448
Non-ticket	535,596	381,536	243,296	163,856	129,809
Total operating revenue	1,318,388	1,071,186	781,265	700,037	787,257
Operating expenses:
Aircraft fuel (2)	471,763	388,046	248,206	181,107	299,094
Salaries, wages and benefits	218,919	181,742	156,443	135,420	147,015
Aircraft rent	143,572	116,485	101,345	89,974	105,605
Landing fees and other rents	68,368	52,794	48,118	42,061	43,331
Distribution	56,668	51,349	41,179	34,067	37,816
Maintenance, materials and repairs	49,460	34,017	27,035	27,536	24,237
Depreciation and amortization	15,256	7,760	5,620	4,924	4,236
Other operating	127,886	91,172	83,748	72,921	85,608
Loss on disposal of assets	956	255	77	1,010	4,122
Special charges (credits) (3)	(8,450)	3,184	621	(392)	17,902
Total operating expenses	1,144,398	926,804	712,392	588,628	768,966
Operating income	173,990	144,382	68,873	111,409	18,291
Other expense (income):
Interest expense (4)	1,350	24,781	50,313	46,892	40,245
Capitalized interest (5)	(1,350)	(2,890)	(1,491)	(951)	(166)
Interest income	(925)	(575)	(328)	(345)	(1,976)
Gain on extinguishment of debt (6)	—	—	—	(19,711)	(53,673)
Other expense	331	235	194	298	214
Total other expense (income)	(594)	21,551	48,688	26,183	(15,356)
Income before income taxes	174,584	122,831	20,185	85,226	33,647
Provision (benefit) for income taxes (7)	66,124	46,383	(52,296)	1,533	388
Net income	$108,460	$76,448	$72,481	$83,693	$33,259
Earnings Per Share:
Basic	$1.50	$1.44	$2.77	$3.23	$1.29
Diluted	$1.49	$1.43	$2.72	$3.18	$1.29
Weighted average shares outstanding:
Basic	72,385,574	53,240,898	26,183,772	25,910,766	25,780,070
Diluted	72,590,574	53,515,348	26,689,855	26,315,121	25,879,860

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

(2)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) settlement gains and losses and (iii) unrealized mark-to-market gains and losses associated with fuel hedge contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2012	2011	2010	2009	2008 (*)
	(in thousands)
Into-plane fuel cost	$471,542	$392,278	$251,754	$181,806	$359,097
Realized losses (gains)	175	(7,436)	(1,483)	750	(69,876)
Unrealized losses (gains)	46	3,204	(2,065)	(1,449)	9,873
Aircraft fuel expense	$471,763	$388,046	$248,206	$181,107	$299,094

(*)
In July 2008, we monetized all of our fuel hedge contracts, which included hedges that had scheduled settlement dates during the remainder of 2008 and in 2009. We recognized a gain of $37.8 million representing cash received upon monetization of these contracts, of which a gain of $14.2 million related to 2009 fuel hedge positions on these contracts.

(3)
Special charges (credits) include: (i) for 2008 and 2009, amounts relating to the early termination in mid-2008 of leases for seven Airbus A319 aircraft, a related reduction in workforce and the exit facility costs associated with returning planes to lessors in 2008; (ii) for 2009 and 2010, amounts relating to the sale of previously expensed MD-80 parts; (iii) for 2010 and 2011 amounts relating to exit facility costs associated with moving our Detroit, Michigan maintenance operations to Fort Lauderdale, Florida; (iv) termination costs in connection with the IPO during the three months ended June 30, 2011 comprised of amounts paid to Indigo Partners, LLC to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes; and (v) for 2011 and 2012, a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA) offset by legal, accounting, printing, and filing fees connected with the 2012 secondary offerings. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges (Credits).”

(4)
Substantially all of the interest expense recorded in 2008, 2009, 2010 and 2011 relates to notes and preferred stock held by our principal stockholders that were repaid or redeemed, or exchanged for shares of common stock, in connection with the Recapitalization in 2011 that was effected in connection with the IPO. Interest expense in 2012 primarily relates to interest on pre-delivery deposits.

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

The following table presents balance sheet data for the periods presented.

	As of December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$416,816	$343,328	$82,714	$86,147	$16,229
Total assets	919,884	745,813	475,757	327,866	240,009
Long-term debt, including current portion	—	—	260,827	242,232	214,480
Mandatorily redeemable preferred stock	—	—	79,717	75,110	89,685
Stockholders' equity (deficit)	582,535	466,706	(105,077)	(178,127)	(261,890)

OPERATING STATISTICS

	Year Ended December 31,
	2012	2011	2010	2009	2008
Operating Statistics (unaudited) (A)
Average aircraft	41.2	34.8	30.5	28.0	32.8
Aircraft at end of period	45	37	32	28	28
Airports served in the period	52	48	39	43	45
Average daily Aircraft utilization (hours)	12.8	12.7	12.8	13.0	12.6
Average stage length (miles)	909	921	941	931	925
Block hours	192,403	161,898	141,864	133,227	150,827
Passenger flight segments (thousands)	10,423	8,518	6,952	6,325	6,976
Revenue passenger miles (RPMs) (thousands)	9,663,721	8,006,748	6,664,395	6,039,064	6,599,809
Available seat miles (ASMs) (thousands)	11,344,731	9,352,553	8,119,923	7,485,141	8,262,230
Load factor (%)	85.2	85.6	82.1	80.7	79.9
Average ticket revenue per passenger flight segment ($)	75.11	80.97	77.39	84.77	94.24
Average non-ticket revenue per passenger flight segment ($)	51.39	44.79	35.00	25.91	18.61
Total revenue per passenger segment ($)	126.50	125.76	112.39	110.68	112.85
Average yield (cents)	13.64	13.38	11.72	11.59	11.93
RASM (cents)	11.62	11.45	9.62	9.35	9.53
CASM (cents)	10.09	9.91	8.77	7.86	9.31
Adjusted CASM (cents) (B)	10.15	9.84	8.79	7.89	8.97
Adjusted CASM ex fuel (cents) (B)	6.00	5.72	5.71	5.45	5.47
Fuel gallons consumed (thousands)	142,991	121,030	106,628	98,422	109,562
Average economic fuel cost per gallon ($)	3.30	3.18	2.35	1.85	2.64

(A)	See “Glossary of Airline Terms” elsewhere in this annual report for definitions of terms used in this table.

(B)
Excludes special charges (credits) of $17.9 million (0.22 cents per ASM) in 2008, $(0.4) million (less than (0.01) cents per ASM) in 2009, $0.6 million (less than 0.01 cents per ASM) in 2010, $3.2 million (0.03 cents per ASM) in 2011, and $(8.5) million ((0.07) cents per ASM) in 2012. These amounts are excluded from all calculations of Adjusted CASM provided in this prospectus. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges (Credits).” Also excludes unrealized mark-to-market, or MTM, (gains) and losses of $9.9 million (0.12 cents per ASM) in 2008, $(1.4) million ((0.02) cents per ASM) in 2009, $(2.1) million ((0.03) cents per ASM) in 2010, $3.2 million (0.03 cents per ASM) in 2011, and $0.0 million (less than (0.01) cents per ASM) in 2012. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report.

2012 Year in Review
The year 2012 proved to be one of the most successful years on record for the Company. We reported profitability for the sixth consecutive year, earning $108.5 million ($1.49 per share, diluted), compared to net income of $76.4 million ($1.43 per share, diluted) in 2011. Our continuous effort to preserve our low cost structure and to offer separately a range of optional services allowed us to offer low base fares which drove strong customer demand during 2012. In addition, our ability to adjust our capacity and routes in response to changing market conditions allowed us to increase our profitability year over year.
We achieved a 13.2% operating profit margin on $1.3 billion in operating revenues, despite an estimated $25 million in lost revenues caused by operational disruptions related to Hurricane Sandy. Our traffic grew by 20.7% as we continued to stimulate demand with low fares, evidenced by our ability to reduce our average ticket revenue per passenger flight segment by $5.86 or 7.2% to $75.11. In addition to the effect of the storm during 2012, we also experienced increases in energy prices as well as additional maintenance costs as a result of our seat maintenance program. Our fuel expense increased $83.7 million, or 21.6%, to $471.8 million during 2012 as compared to 2011 mainly as a result of our increased flight volume of 19.9% coupled with increases in fuel cost per gallon of 3.8% year over year. During 2012, we introduced and completed a new seat maintenance program which added $6.8 million in one-time start-up costs to maintenance expenses.
Our operating cost structure has been a primary area of focus since 2007, when we decided to compete solely on the basis of fare price and implemented our ULCC business model. Spirit's unit operating costs continue to be among the lowest of any airline in the Americas. During 2012, we expanded our fleet of Airbus single-aisle aircraft from 37 to 45. Our high-density seating configuration allows us to be the "greenest" major airline in the United States, because we burn less fuel per passenger than our competitors. We grew our capacity in 2012 by 21.3%, expanding into five new destinations - Phoenix/Mesa, Arizona; Denver, Colorado; Houston, Texas; Minneapolis/St. Paul, Minnesota; and Los Cabos, Mexico. In 2012, we announced the opening of crew and maintenance bases in Las Vegas, Nevada and in Dallas/Fort Worth, Texas to help support the expansion of our operation to destinations in the Western United States, and drive overall lower operating costs.
Driving increased ancillary revenue also continues to be a primary focus. In 2012, we increased our average non-ticket revenue per passenger flight segment by 14.7%, or $6.60, to $51.39. Our total non-ticket revenue increased by 40.4%, or $154.1 million, to $535.6 million in 2012. In late 2011, we increased our domestic passenger usage fee, while decreasing many of the corresponding base fares, which drove much of the increase in non-ticket revenue per passenger segment and the decrease in ticket revenue per passenger segment in 2012. In addition, we restructured our bag charges in an effort to encourage customers to pre-pay for bags on the website rather than at the airport or the gate. We also continued to grow non-ticket revenues by offering travel-related options such as hotels and rental cars for sale through our website, through our $9 Fare Club, and other options to enhance our customers' travel experience.
During 2012, our unit operating costs excluding fuel and special charges (credits) (Adjusted CASM excluding fuel) increased by 4.9% to 6.00 cents. The increase on a per-unit basis is primarily due to increases in maintenance costs, depreciation and amortization, and certain costs within other operating expenses. The increase in maintenance costs is due primarily to the one-time start-up costs of our seat maintenance program. The increase in depreciation and amortization is related to the increase in scheduled heavy maintenance events on our aircraft. We use the deferral method of accounting for scheduled heavy maintenance checks, and therefore, once the event is performed, we capitalize the associated costs and amortize the expense over time until the earlier of the end of the remaining lease term or until the next scheduled heavy maintenance event. Many of the markets we added in 2012, as well as the run-rate effect of those added during 2011, have higher average operating costs which, in addition to contributing to increases in other rents and landing fees, drove increases in station-related costs that are accounted for under other operating expenses. In addition, prior to our crew base openings in Las Vegas, Nevada and Dallas, Texas in 2012, our network scope changes drove higher crew-related expenses as result of increased hotel volumes at higher average rates. We also experienced higher passenger re-accommodation expenses associated with flight cancellations during 2012.
On December 2011, we signed a new agreement with Airbus for the delivery of 75 Airbus A320 aircraft. As of December 31, 2012, our firm order with Airbus (including under our old purchase agreement) and a third party consisted of 106 A320 family aircraft scheduled for delivery through 2021. Our plan calls for growing the fleet by 21.5% in 2013.

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
2010 Pilot Strike
On May 13, 2010, the NMB released us and the pilots’ union from mandatory supervised mediation, which commenced a 30-day “cooling off” period as provided in the RLA. On June 12, 2010, following several negotiation sessions with the pilots’ union during the cooling off period that did not result in an agreement, our pilots declared a strike, and we were forced to suspend all flight operations. The parties reached a tentative agreement on June 16, 2010 under a Return to Work Agreement, and a full flight schedule was resumed on June 18, 2010. On July 23, 2010, the pilots ratified a five-year collective bargaining agreement that became effective on August 1, 2010.
The results of operations for 2010 were materially adversely affected by the pilot strike. The pilot strike resulted in reduced bookings in the period leading up to the strike as our customers became aware of the impending end of the cooling off period, and lost revenues while flight operations were shut down and while we recovered from the strike. We also experienced additional expenses related to the strike, including costs to reaccommodate passengers, offset by reduced variable expenses, such as reduced fuel consumption and employee costs for flights not operated. We estimate that the strike had a net negative impact on our operating income for 2010 of approximately $24 million, resulting from an estimated $28 million in lost revenues and approximately $4 million of incremental costs, offset in part by a reduction of variable expenses during the strike of approximately $8 million for flights not flown. The strike resulted in a reduction of approximately 145.8 million ASMs from our scheduled flying that was suspended during the five-day strike period. Additionally, under the terms of the pilot contract, we also paid $2.3 million in return-to-work payments during the second quarter of 2010, which are not included in the strike impact costs described above.
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
Passenger Revenues. Passenger revenues consist of the base fares that customers pay for air travel, which fares include government-imposed taxes and fees.
Non-ticket Revenues. Non-ticket revenues are generated from air travel-related charges for baggage, bookings through our distribution channels, advance seat selection, itinerary changes, hotel travel packages, and loyalty programs such as our FREE SPIRIT affinity credit card program and $9 Fare Club. Non-ticket revenues also include revenues derived from services not directly related to providing transportation such as the sale of advertising to third parties on our website and on board our aircraft.
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
Aircraft Rent. Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes that portion of maintenance reserves, also referred to as supplemental rent, paid to aircraft lessors in advance of the performance of major maintenance activities that is not probable of being reimbursed to us by the lessor. To the extent we had any return condition obligations which we believe are probable, those would be considered contingent rent and would be included within aircraft rent expense. Aircraft rent expense is net of the amortization of gains and losses on sale and leaseback transactions on our flight equipment. Presently, all of our aircraft and spare engines are financed under operating leases.
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
Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of fixed assets we own and leasehold improvements. It also includes the amortization of heavy maintenance expenses we defer under the deferral method of accounting for heavy maintenance events and recognize into expense on a straight-line or usage basis until the next overhaul event.
Loss on Disposal of Assets. Loss on disposal of assets includes the net losses on the disposal of our fixed assets, including losses on sale and leaseback transactions.
Other Operating Expenses. Other operating expenses include airport operations expense and fees charged by third-party vendors for ground handling services and food and liquor supply service expenses, passenger re-accommodation expense, the cost of passenger liability and aircraft hull insurance, all other insurance policies except for employee health insurance, travel and training expenses for crews and ground personnel, professional fees, personal property taxes and all other administrative and operational overhead expenses. No individual item included in this category represented more than 5% of our total operating expenses.
Special Charges (Credits). Special charges (credits) include termination costs, restructuring costs, secondary offering costs, and the gain on the sale of take-off and landing slots.
In June 2012, we transferred four permanent air carrier slots at Ronald Reagan National Airport (“DCA”) to another airline for $9.1 million. Due to FAA regulations, the gain of $9.1 million was fully deferred at the time of the sale. The Company recognized the $9.1 million gain within special charges (credits) in the third quarter of 2012, the period in which the FAA operating restriction lapsed and written confirmation of the slot transfer was received by the buyer from the FAA.
On July 31, 2012, certain stockholders affiliated with Oaktree Capital Management ("Oaktree") sold an aggregate of 9,394,927 shares of common stock in an underwritten public offering. The Company incurred a total of $0.7 million in costs during the year ended December 31, 2012 related to this offering. Upon completion of this secondary offering, investment funds affiliated with Oaktree owned no shares of our common stock.
Previously, on January 25, 2012, certain stockholders of the Company, including affiliates of Oaktree and Indigo Partners, LLC ("Indigo") and certain members of the Company's executive team, sold an aggregate of 12,650,000 shares of common stock in an underwritten public offering. The Company incurred a total of $1.3 million in costs between 2011 and 2012 related to this secondary offering, offset by reimbursements from certain selling shareholders of $0.6 million in accordance with the Fourth Amendment to the Second Amended and Restated Investor Rights Agreement.
The Company did not receive any proceeds from either of these secondary offerings.
In the second quarter of 2011, we incurred $2.3 million of termination costs in connection with the IPO comprised of amounts paid to Indigo to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes.
Our Other Expense (Income)
Interest Expense. Paid-in-kind interest on notes due to related parties and preferred stock dividends due to related parties account, on average, for over 80% of interest expense incurred for the years 2011 and 2010. Non-related party interest expense accounted for the remainder of interest expense in these periods. All of the notes and preferred stock were repaid or redeemed, or exchanged for common stock, in connection with the 2011 Recapitalization. Interest expense in 2012 primarily relates to interest on pre-delivery deposits.
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
Our Income Taxes
We account for income taxes using the liability method. We record a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. In evaluating the ability to utilize our deferred tax assets, we consider all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis.
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
The term of the TRA will continue until the first to occur of (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company. The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in the future and any future limitations that may be imposed on the Company's ability to use the Pre-IPO NOLs. The Company paid $27.2 million, or 90% of the tax savings realized from the utilization of NOLs in 2011, including $0.3 million of applicable interest in 2012 related to the TRA. As of December 31, 2012 an estimated remaining cash benefit of $8.0 million is expected to be paid in 2013 to our Pre-IPO Stockholders under the terms of the TRA.
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
Seasonality and Volatility. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends. Consumer confidence and discretionary spending, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changed in governmental regulations on taxes and fees, weather and other factors have resulted in significant fluctuations in revenues and results of operations in the past. We believe demand for business travel historically has been more sensitive to economic pressures than demand for low-price travel. Finally, a significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays.
Aircraft Fuel. Fuel costs represent the single largest operating expense for most airlines, including ours. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage, and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred in recent years, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. From time to time, we use fuel hedges using NYMEX WTI and U.S. Gulf Coast jet fuel collars as the underlying commodity to attempt to mitigate price volatility. Additionally, during peak hurricane season (August through October), we may enter into jet fuel swaps to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Historically, we have protected approximately 70% of our forecasted fuel requirements during peak hurricane season using jet fuel swaps. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market and applicable regulatory policies. As of December 31, 2012, the Company had agreements in place to protect $7.8 million gallons or approximately 5% of its 2013 anticipated fuel consumption. As of December 31, 2012, we purchased all of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
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
We have three union-represented employee groups comprising approximately 54% of our employees at December 31, 2012. Our pilots are represented by the Airline Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, and our flight dispatchers are represented by the Transport Workers Union of America, or TWU. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. In June 2010, we experienced a five-day strike by our pilots, which caused us to shut down our flight operations. The strike ended as a result of our reaching a tentative agreement under a Return to Work Agreement and a full flight schedule was resumed on June 18, 2010. On August 1, 2010, we entered into a five-year collective bargaining agreement. We believe the five-year term is valuable in providing stability to our labor costs, and that the other terms will also provide us with competitive pilot labor costs compared to other U.S.-based low-cost carriers.
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
Maintenance Expense. Maintenance expense grew through 2012, 2011 and 2010 mainly as a result of the increasing age of our fleet (approximately 4.6 years on average at December 31, 2012) and growing fleet. As the fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance expense is subject to many variables such as future utilization rates, average stage length, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time. However, we believe, based on our scheduled maintenance events, current maintenance expense and maintenance-related amortization expense in 2013 will be approximately $90 million.
As a result of a significant portion of our fleet being acquired over a relatively short period of time, significant maintenance scheduled on each of our planes will occur at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations across our current fleet around the same time. These more significant maintenance activities will result in out-of-service periods during which our aircraft will be dedicated to maintenance activities and unavailable to fly revenue service. In addition, management expects that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. Please see “—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization.”  This will result in significantly higher depreciation and amortization expense related to heavy maintenance.
Maintenance Reserve Obligations. The terms of some of our aircraft lease agreements require us to pay supplemental rent, also known as maintenance reserves, to the lessor in advance of and as collateral for the performance of major maintenance events, resulting in our recording significant prepaid deposits on our balance sheet. As a result, the cash costs of scheduled major maintenance events are paid well in advance of the recognition of the maintenance event in our results of operations. Please see “—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization” and “—Maintenance Reserves.”
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
Our most significant non-ticket revenues include revenues generated from air travel-related services paid for baggage, bookings through our call center or third-party vendors, advance seat selection, itinerary changes and loyalty programs, and are recognized at the time products are purchased or ancillary services are provided. These revenues also include commissions from the sales of hotel rooms, trip insurance and rental cars recognized at the time the service is rendered.
Customers may elect to change their itinerary prior to the date of departure. A service charge is assessed and recognized on the date the change is initiated and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. The amount remaining after deducting the service charge is called a credit shell which expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and the Company’s other service offerings. The amount of credits expected to expire is recognized as revenue upon issuance of the credit and is estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment.
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
Frequent Flier Program. We accrue for mileage credits earned through travel, including mileage credits for members with an insufficient number of mileage credits to earn an award, under our FREE SPIRIT program based on the estimated incremental cost of providing free travel for credits that are expected to be redeemed. Incremental costs include fuel, insurance, security, ticketing and facility charges reduced by an estimate of amounts required to be paid by the passenger when redeeming the award.
We also sell mileage credits to companies participating in the FREE SPIRIT program (or affinity card program). Under our original affinity card program, funds received from the sale of mileage credits were accounted for as a multiple-element arrangement and allocated to a marketing component and a transportation component (mileage credits) using the residual method. The fair value of the transportation component was deferred and recognized ratably as passenger revenue over the estimated period the transportation was expected to be provided. The difference between the funds received and the fair value of the transportation component was recognized in non-ticket revenue at the time of sale as non-ticket marketing revenue. The marketing component represented our compensation for, among many items, use of our trademark, customer lists and placement of marketing materials to encourage application for credit cards. Because there were no undelivered elements other than the mileage credits, we recorded the revenue from the marketing component when funds were received. We also received bonuses from companies participating in the FREE SPIRIT program that are driven by the volume of the usage of our co-branded credit cards. We recognized these bonuses as non-ticket revenue when payment is received (milestone method) as the milestones were substantive.
During the fourth quarter of 2010, the Company determined not to renew its agreement with the administrator of the FREE SPIRIT affinity credit card program at the scheduled expiration in February 2011. We entered into a new affinity card program that became effective April 1, 2011 for the marketing of a co-branded Spirit credit card and the delivery of award miles over a five-year period. At the inception of the arrangement, we evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting. We determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists, and (iii) advertising and marketing efforts. At inception of the arrangement, we established the relative selling price for all deliverables that qualified for separation, as arrangement consideration should be allocated based on relative selling price. The manner in which the selling price was established was based on the applicable hierarchy of evidence. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable's relative selling price. In considering the hierarchy of evidence, we first determined whether vendor-specific objective evidence of selling price or third-party evidence of selling price existed. We determined that neither vendor-specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of our program. As such, we developed our best estimate of the selling price for all deliverables. For the selling price of travel, we considered a number of entity-specific factors including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions, and other charges. For licensing of brand and access to member lists, we considered both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace/industry, brand power, market royalty rates, and size of customer base. For the advertising and marketing element, we considered market-specific factors and entity-specific factors including, our internal costs (and fluctuations of costs) of providing services, volume of marketing efforts, and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided which is currently estimated at 16 months. We used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions (e.g., cost of fare, number of miles to redeem awards, marketing plan, and approval rate of credit cards) could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. For additional information, please see “Notes to Financial Statements—1. Summary of Significant Accounting Policies—Frequent Flier Program”.
Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization. We account for heavy maintenance under the deferral method. Under the deferral method the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense until the earlier of the next estimated heavy maintenance event or the aircraft's return at the end of the lease term. Amortization of engine and aircraft overhaul costs was $9.1 million, $2.6 million, and $1.3 million for the years ended December 31, 2012, 2011, and 2010, respectively. If heavy maintenance costs were amortized within maintenance, material and repairs expense in the statement of operations, our maintenance, material and repairs expense would have been $58.6 million, $38.1 million, and $29.5 million for the years ended December 31, 2012, 2011, and 2010, respectively. During the years ended December 31, 2012, 2011, and 2010, we capitalized $61.6 million, $22.1 million, and $5.2 million of costs for heavy maintenance, respectively. The timing of the next heavy maintenance event is estimated based on assumptions including estimated usage, FAA-mandated maintenance intervals and average removal times as suggested by the manufacturer. These assumptions may change based on changes in our utilization of our aircraft, changes in government regulations and suggested manufacturer maintenance intervals. In addition, these assumptions can be affected by unplanned incidents that could damage an airframe, engine, or major component to a level that would require a heavy maintenance event prior to a scheduled maintenance event. To the extent our planned usage increases, the estimated life would decrease before the next maintenance event, resulting in additional expense over a shorter period. Heavy maintenance events are our 6-year and 12-year airframe checks (HMV4 and HMV8, respectively), engine overhauls, and overhauls to major components. Certain maintenance functions are outsourced under contracts that require payment based on a performance measure such as flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are accrued based on contractual payment terms. Routine cost for maintaining the airframes and engines and line maintenance are charged to maintenance, materials and repairs expense as performed.
Maintenance Reserves. Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our performance of major maintenance activities. These lease agreements provide that maintenance reserves are reimbursable to us upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. We paid $31.6 million, $38.3 million and $35.7 million in maintenance reserves, net of reimbursement, to our lessors for the years ended December 31, 2012, 2011, and 2010, respectively.
At lease inception and at each balance sheet date, we assess whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits. Maintenance deposits expected to be recovered from lessors are reflected as prepaid maintenance deposits in the accompanying balance sheets. When it is not probable we will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. Because we we are required to pay maintenance reserves for our operating leased aircraft, and we chose to apply the deferral method for maintenance accounting, management expects that the final heavy maintenance events will be amortized over the remaining lease term rather than over the next estimated heavy maintenance event. As a result, our maintenance costs in the last few years of leases could be significantly in excess of the costs in earlier periods. In addition these late periods could include additional costs from unrecoverable maintenance reserve payments required in the late years of the lease. We expensed $2.0 million, $1.5 million, and $0.0 million of maintenance reserves as supplemental rent during 2012, 2011, and 2010, respectively.
As of December 31, 2012, 2011, and 2010, we had prepaid maintenance deposits of $198.5 million, $168.8 million and $132.0 million, respectively, on our balance sheets. We have concluded that these prepaid maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
These master lease agreements also provide that most maintenance reserves held by the lessor at the expiration of the lease are nonrefundable to us and will be retained by the lessor. Consequently, we have determined that any usage-based maintenance reserve payments after the last major maintenance event are not substantively related to the maintenance of the leased asset and therefore are accounted for as contingent rent. We accrue contingent rent beginning when it becomes probable and reasonably estimable we will incur such nonrefundable maintenance reserve payments. We make certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the cost of future maintenance events and the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor. Maintenance reserves held by lessors that are refundable to us at the expiration of the lease are accounted for as prepaid maintenance deposits on the balance sheet when they are paid.
RESULTS OF OPERATIONS
In 2012, we achieved a 13.2% operating margin, down by 0.3 points compared to 2011, mostly driven by approximately

$25 million in lost revenues from the impact of Hurricane Sandy in the fourth quarter of 2012. In 2012, we generated pre-tax earnings of $174.6 million and net earnings of $108.5 million on operating revenues of $1,318.4 million. For 2011, we generated pre-tax earnings of $122.8 million and net earnings of $76.4 million on operating revenues of 1,071.2 million and achieved a 13.5% operating margin. Cash and cash equivalents increased by 73.5 million in 2012 compared to the prior year, and as of December 31, 2012, we had cash and cash equivalents of $416.8 million.
The increase in operating income in 2012 over 2011 of $29.6 million, or 20.5%, is mainly due to a 23.1% increase in revenue partially offset by increased fuel and other expenses. Revenue increased year over year as a result of a 21.3% increase in capacity and a 1.9% improvement in average yield. Fuel costs increased by $83.7 million during 2012 compared to 2011, primarily driven by an 18.1% increase in consumption. Operating expenses increased primarily due to our growth in capacity resulting from the addition of eight aircraft to our fleet and our route network expansion.
In 2011, we improved our liquidity position with the completion of an IPO in June, whereby we retained $150.0 million of net proceeds, after paying off debt, fees and costs associated with the offering. We recorded operating income in 2011 of $144.4 million on $1,071.2 million of operating revenues. Capacity growth and increased load factor in 2011 drove the increase in revenue over 2010 and was partially offset by increased fuel prices and increases in various other operating costs.
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
Operating Revenue

	Year Ended 2012	% change 2012 versus 2011	Year Ended 2011	% change 2011 versus 2010	Year Ended 2010
Passenger	$782,792	13.5%	$689,650	28.2%	$537,969
Non-ticket	535,596	40.4%	381,536	56.8%	243,296
Total operating revenue	$1,318,388	23.1%	$1,071,186	37.1%	$781,265
RASM (cents)	11.62	1.5%	11.45	19.1%	9.62
Average ticket revenue per passenger flight segment	$75.11	(7.2)%	$80.97	4.6%	$77.39
Average non-ticket revenue per passenger flight segment	$51.39	14.7%	$44.79	28.0%	35.00
Total revenue per passenger flight segment	$126.50	0.6%	$125.76	11.9%	$112.39

Non-ticket revenues comprise 40.6% of our total revenue for fiscal 2012 due to the effect of unbundling our fares and the introduction of new services beyond the sale of a ticket for transportation.
2012 compared to 2011
Operating revenue increased by $247.2 million, or 23.1%, to $1,318.4 million in 2012 compared to the prior year period as we increased traffic by 20.7% and improved our yield by 1.9% to 13.64 cents.
Our results for the year ended December 31, 2012 were driven by growing capacity 21.3% compared to the prior year period while maintaining a high load factor of 85.2% and a network reorientation in mid-2011 that added capacity in Dallas-Fort Worth, Chicago and Las Vegas. In October 2012, we canceled 136 flights, or 19.9 million available seat miles, as a result of adverse weather conditions and airport closures in connection with Hurricane Sandy. The negative impact of the storm on 2012 revenue was approximately $25 million. We generated greater demand in 2012 by lowering our average ticket revenue per passenger flight segment to $75.11, or by 7.2% compared to the prior year period, while increasing our non-ticket revenue per passenger flight segment from $44.79 to $51.39, a 14.7% increase compared to the prior year period. Total revenue per passenger flight segment increased 0.6% from $125.76 in 2011 to $126.50 in 2012.
We experienced a 40.4% increase in non-ticket revenues in 2012 compared to 2011, reflecting the continued development and optimization of ancillary revenues and a 22.4% increase in passenger flight segments. During the fourth quarter of 2011 and continuing into 2012, we further standardized our passenger usage fee across all markets and fare classes, which drove much of the increases in non-ticket revenue in 2012 compared to 2011. Non-ticket revenue represented 40.6% of total revenue in the year ended December 31, 2012 compared to 35.6% in the same period of 2011.

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
Non-ticket revenues increased by $138.2 million in 2011 compared to 2010, a 56.8% increase primarily driven by the 22.5% increase in passenger flight segments and price enhancements on non-ticket services. During the first quarter of 2011, we reduced the weight threshold for overweight baggage from 50 pounds to 40 pounds and increased the amount charged to customers for modifying or canceling their reservations. During the second quarter of 2011, we increased bag rates purchased at check-in on the web, the airport, and at the kiosk. During the second half of 2011, we began our efforts to standardize our passenger usage fee across all markets and fare classes. As a result of experienced continued growth in revenue from many previously adopted non-ticket revenue initiatives, our non-ticket revenue per passenger flight segment increased 28.0% to $44.79 for 2011 from $35.00 for 2010.
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

	Year Ended December 31,
	2012		2011			2010
	% of Revenue	CASM	% of Revenue	CASM		% of Revenue	CASM
Operating revenue	100.0%		100.0%			100.0%
Operating expenses:
Aircraft fuel (1)	35.8%	4.16 ¢	36.2%	4.15	¢	31.8%	3.06	¢
Salaries, wages, and benefits	16.6	1.93	17.0	1.94		20.0	1.93
Aircraft rent	10.9	1.27	10.9	1.25		13.0	1.25
Landing fees and other rentals	5.2	0.60	4.9	0.56		6.2	0.59
Distribution	4.3	0.50	4.8	0.55		5.3	0.51
Maintenance, materials and repairs	3.8	0.44	3.3	0.38		3.6	0.35
Depreciation and amortization	1.2	0.13	0.7	0.08		0.7	0.07
Other operating expenses	9.7	1.13	8.4	0.96		10.6	1.02
Loss on disposal of assets	0.1	0.01	—	—		—	—
Special charges (credits) (2)	(0.6)	(0.07)	0.3	0.03		0.1	0.01
Total operating expense	86.8%		86.5%			91.2%
CASM		10.09 ¢		9.91	¢		8.77	¢
MTM losses (gains)per ASM		—		0.03			0.03
Special charges (credits) per ASM		(0.07)		0.03			0.01
Adjusted CASM (excludes Special charges (credits) and MTM gains (losses))		10.15		9.84			8.79
Adjusted CASM excluding fuel		6.00		5.72			5.71

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) settlement gains and losses, and (iii) unrealized mark-to-market gains and losses associated with fuel hedge contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Into-plane fuel cost	$471,542	$392,278	$251,754
Settlement losses (gains)	175	(7,436)	(1,483)
Unrealized mark-to-market losses (gains)	46	3,204	(2,065)
Aircraft fuel	$471,763	$388,046	$248,206

(2)
Includes special charges (credits) of $(8.5) million ((0.07) cents per ASM) in 2012, $3.2 million (0.03 cents per ASM) in 2011 and $0.6 million (less than 0.01 cents per ASM) in 2010. Special charges (credits) for 2012 primarily include a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA), offset by $0.6 million in secondary offering costs. Special charges (credits) for 2011 include $2.3 million of termination costs in connection with the IPO comprised of amounts paid to Indigo Partners, LLC to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes and in the fourth quarter include legal, accounting, printing, and filing fees connected with the secondary offering which was consummated on January 25, 2012. Special charges (credits) for 2010 include exit facility costs associated with amounts relating to the sale of previously-expensed MD-80 parts and exit facility costs associated with moving our Detroit, Michigan maintenance activities to Fort Lauderdale, Florida. Please see “—Our Operating Expenses—Special Charges (Credits).”

2012 compared to 2011
Operating expense increased by $217.6 million for 2012 compared to the prior year period mostly due to increases in fuel and labor costs, which were primarily driven by our 21.3% capacity growth, in addition to increases in other operating costs.
Our adjusted CASM ex fuel for 2012 increased by 4.9% as compared to the same period in 2011. During 2012, we incurred higher other operating expenses driven by higher costs associated with passenger re-accommodations related to slightly higher flight cancellations. Additionally, overall increased rates at the airports resulted in increased variable operating costs such as ground handling expenses and travel and lodging expense. During 2012, we also incurred an increase in maintenance costs related to our seat maintenance program and an increase in deferred heavy aircraft maintenance events, which in turn resulted in higher heavy maintenance amortization expense. Our average stage length for 2012 decreased by 1.3%, contributing to the year-over-year increase in adjusted CASM ex fuel.
Aircraft fuel expenses includes both into-plane expense (as defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expenses. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by world oil prices and refining costs, which can vary by region in the United States and the other countries where we operate. Both fuel consumption and prices increased during 2012. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Because our fuel derivative contracts do not qualify for hedge accounting, we recognize both realized and unrealized changes in the fair value of our derivatives when they occur as a component of aircraft fuel expense.
We evaluate economic fuel expense, which we define as into-plane fuel expense excluding the cash we receive from or pay to counterparties for hedges that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. When we refer to economic fuel expense, we include net settlement gains or losses only when they are realized through a cash payment from our derivative contract counterparties for those contracts that were settled during the period. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts also evaluate airline results using this measure, and it is frequently used in our internal management reporting.

Aircraft fuel expense increased from $388.0 million in 2011 to $471.8 million in 2012, representing 41.2% of our total operating expenses for that 2012 period. The increase was primarily due to an 18.1% increase in fuel gallons consumed as well as a 3.8% increase in fuel prices.
The difference between aircraft fuel expense and economic fuel expense and the elements of the changes are illustrated in the following table:

	Year Ended December 31,		Percent Change
	2012	2011
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$471,542	$392,278	20.2%
Cash received from settled derivatives, net of cash settlements paid	175	(7,436)	(102.4)%
Economic fuel expense	471,717	384,842	22.6%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	46	3,204	(98.6)%
Aircraft fuel expense (per Statement of Operations)	$471,763	$388,046	21.6%
Fuel gallons consumed	142,991	121,030	18.1%
Economic fuel cost per gallon	$3.30	$3.18	3.8%
Into-plane fuel cost per gallon	$3.30	$3.24	1.9%
Fuel gallons consumed increased 18.1% as a result of increased operations, as evidenced by an 18.8% increase in block hours. Our average daily aircraft utilization in 2012 increased slightly compared to the prior year period. We estimate the fuel savings related to the 136 flights cancellations due to Hurricane Sandy were approximately $0.6 million.
Total net loss recognized for hedges that settled during 2012 was $0.2 million, compared to a net gain of $7.4 million in the prior year period. These amounts represent the net cash paid (received) for the settlement of hedges.
Labor costs in 2012 increased by $37.2 million, or 20.5%, compared to 2011, primarily driven by a 22.4% increase in our pilot and flight attendant workforce as we increased our fleet size by 21.6%, or eight aircraft, during 2012. During 2012, we incurred an incremental $3.8 million of share-based compensation recorded within salaries, wages and benefits, driven primarily by the commencement of the Performance Share Awards program in 2012.
During 2012, aircraft rent increased $27.1 million, or 23.3%, mainly due to the delivery of eight Airbus A320 aircraft subsequent to the fourth quarter of 2011. All aircraft were financed through operating leases. The increase of aircraft rent expense on a per-ASM basis is primarily due to the fact that we incurred $2.5 million of additional aircraft rent during 2012 related to a short-term lease agreement with a third-party provider (wet-leased aircraft) to maintain desired capacity during the summer months.

Landing fees and other rents for 2012 increased by $15.6 million, or 29.5%, compared to 2011 primarily due to a 19.9% increase in departures. On a per-ASM basis, the increase in landing fees and other rents of 7.1% during 2012 as compared to the prior year period is due to increased volume at higher-cost airports, including the addition of six new airports served in 2012, which on average are higher-cost airports than the system average.
The increase in distribution expense of $5.3 million, or 10.4%, in 2012 compared to 2011 was primarily due to increased volume and an increase of approximately 4.1 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than sales directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs. The decrease on a per-unit basis is primarily due to a decrease of approximately 14% in credit card fee rates period over period.

The following table shows our distribution channel usage:

	Year Ended December 31,
	2012	2011	Change
Website	64.2%	66.3%	(2.1)
Third-party travel agents	27.2	23.1	4.1
Call center	8.6	10.6	(2.0)
Maintenance, materials and repair costs increased by $15.4 million, or 45.4%, in 2012. The increase in maintenance costs is primarily due to $6.8 million in one-time start-up costs of the seat maintenance program, which was introduced and completed in 2012. We do not expect the ongoing expense of our seat maintenance program to have a material impact on our overall future maintenance cost outlook. The average age of our fleet increased to 4.6 years as of December 31, 2012 from 4.5 years as of December 31, 2011. Maintenance expense is expected to increase significantly as our fleet continues to age, resulting in the need for additional repairs over time.
Depreciation and amortization increased by $7.5 million, or 96.6%, primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in 2012 compared to the prior year period.
Other operating expenses in 2012 increased by $36.7 million, or 40.3%, compared to 2011 primarily due to an increase in departures of 19.9%. Overall increased rates at the airports we serve resulted in increased variable operating costs such as ground handling expenses and travel and lodging expense in 2012 compared to the prior year. The increase on a per-ASM basis of 17.7% is primarily due to a shift in our route network to include higher volumes at the higher-cost airports we serve. In addition, we experienced increases in travel and lodging costs driven by both volume and hotel rate increases associated with increased training and scope of operations, as well as higher passenger re-accommodation expenses associated with slightly higher flight cancellations during 2012. We also incurred additional expenses related to the implementation of an Enterprise Resource Planning (ERP) system.
Special charges (credits) for 2012 primarily include a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA), offset by $0.6 million in secondary offering costs. Special charges (credits) for 2011 relate to termination costs of $2.6 million in connection with our IPO, including $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with us and $0.5 million paid to three individual, unaffiliated holders of our subordinated notes.
2011 compared to 2010
Our operating expenses increased by $214.4 million, or 30.1%, for 2011 compared to the corresponding period in 2010. The increase is primarily related to a 56.3% increase in fuel costs, 16.2% increase in labor cost, and a 14.9% increase in aircraft rent.
Aircraft fuel expense for 2011 increased $139.8 million, or 56.3%, compared to the prior year period due to a 35.3% increase in the average price of aircraft fuel per gallon and a 13.5% increase in gallons consumed. Aircraft fuel expense represented 41.9% of our total operating expenses for 2011.

The difference between aircraft fuel expense and economic fuel expense and the elements of the changes are illustrated in the following table:

	Year Ended December 31,		Percent Change
	2011	2010
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$392,278	$251,754	55.8%
Cash received from settled derivatives, net of cash settlements paid	(7,436)	(1,483)	401.4%
Economic fuel expense	384,842	250,271	53.8%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	3,204	(2,065)	(255.2)%
Aircraft fuel expense (per Statement of Operations)	$388,046	$248,206	56.3%
Fuel gallons consumed	121,030	106,628	13.5%
Economic fuel cost per gallon	$3.18	$2.35	35.3%
Into-plane fuel cost per gallon	$3.24	$2.36	37.3%
Labor costs for 2011 increased by $25.3 million, or 16.2%, compared to 2010, primarily due to increased headcount and increased pilot rates. Our pilot and flight attendant headcount increased 10% and 16%, respectively, as we increased our fleet size by 15.6% via the addition of five aircraft during 2011. The increase in labor costs was also driven by the increase in pilot labor rates by approximately 11% during 2011.
Aircraft rent expense for 2011 increased by $15.1 million, or 14.9%, compared to 2010 mainly due to taking delivery of five Airbus A320 aircraft which were financed via operating leases. In addition, approximately $1.5 million in maintenance reserves were expensed as supplemental rent in 2011 as it was deemed they would not be reimbursed.
Distribution expense for 2011 increased by $10.2 million, or 24.7%, compared to 2010, primarily due to increased credit card fees driven by the 37.1% increase in revenue. Additionally, there was a shift in the percentage of bookings made from our website to more expensive third-party distribution channels (GDSs), which increased to approximately 23.1% in 2011 from approximately 15.1% in 2010. This shift also drove the increase in distribution expense on a per unit basis, along with the increase in credit card fees per unit due to the growth in revenues outpacing the growth in units year over year. The following table shows our distribution channel usage:

	Year Ended December 31,
	2011	2010	Change
Website	66.3%	75.2%	(8.9)
Third-party travel agents	23.1	15.1	8.0
Call center	10.6	9.7	0.9
Maintenance, materials and repair costs for 2011 increased by $7.0 million, or 25.8%, compared to 2010. This increase was primarily due to a 31.7% increase in flight-hour-based maintenance expenses driven by higher flight hours. Non-flight-hour based maintenance increased 16.3% as a result of the timing of scheduled maintenance events and the aging fleet. As the fleet ages, we expect that maintenance costs and related out of service time to complete the maintenance will increase.
The increase in capacity during 2011 resulted in increased landing fees and other operating expenses in 2011 compared to 2010.
Other operating expenses for 2011 increased by $7.4 million, or 8.9%, compared to 2010 and are generally driven by the increase in capacity, new stations start-ups, and increases in rates. We experienced notable increases in ground handling and crew travel and lodging cost partly due to increased flights and the changes in route mix. These increases in cost were offset by a decrease in costs incurred to accommodate displaced passengers due to the aggressive management of cost and strict adherence to our accommodation policy.
Special charges (credits) for 2011 increased by $2.6 million, or 412.7%, compared to 2010 due to termination costs incurred in connection with the IPO during the second quarter of 2011, comprised of $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with us and $0.5 million paid to three individual, unaffiliated holders of our subordinated notes.
Other (income) expense, net
2012 compared to 2011
Other (income) expense, net decreased by $22.1 million to $0.6 million net income for 2012 from $21.6 million net expense for 2011. Interest expense and corresponding capitalized interest in 2012 and 2011 primarily relates to interest on pre-delivery deposits and interest related to the TRA.
2011 compared to 2010
Other (income) expense, net decreased by $27.1 million to $21.6 million net expense for 2011 from $48.7 million net expense for 2010. The decrease is primarily related to interest on debt for only five months in 2011 compared to a full year in 2010 as a result of the elimination of our debt in conjunction with the IPO in June of 2011. Related-party interest expense incurred during 2011 and 2010 was $21.0 million and $44.6 million, respectively, and consisted primarily of paid-in-kind interest on notes and preferred stock dividends due to related parties. Non-related party interest expense during 2011 and 2010 was $3.8 million and $5.7 million, respectively.
Income Taxes
As of December 31, 2012, the Company has fully utilized an alternative minimum tax (“AMT”) credit carryforward of approximately $3.2 million and federal net operating losses (“NOLs”) of approximately $20.8 million against federal taxable income. In addition, as of December 31, 2012 and 2011, we had state NOLs of approximately $2.2 million and $9.1 million, respectively, which can be used to offset future state taxable income. State net operating losses begin to expire in 2017. The effective tax rate for 2012 was approximately 37.9% compared to 37.8% in the prior year period.
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

Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(in thousands except share and per share amounts)
Total operating revenue	$232,662	$275,891	$288,714	$273,919	$301,495	$346,308	$342,317	$328,268
Passenger	153,280	180,418	186,682	169,270	180,078	211,812	202,181	188,721
Non-ticket	79,382	95,473	102,032	104,649	121,417	134,496	140,136	139,547
Operating income	26,844	34,959	44,556	38,023	37,244	55,132	49,681	31,933
Net income (loss)	$7,883	$16,917	$27,657	$23,991	$23,419	$34,591	30,884	19,566
Earnings Per Share:
Basic	$0.30	$0.41	$0.38	$0.33	$0.32	$0.48	$0.43	$0.27
Diluted	$0.30	$0.41	$0.38	$0.33	$0.32	$0.48	$0.43	$0.27
Weighted average shares outstanding
Basic	26,347,875	41,493,312	72,175,478	72,242,360	72,292,164	72,379,185	72,427,490	72,442,183
Diluted	26,689,151	41,769,049	72,427,286	72,472,524	72,498,705	72,583,690	72,658,298	72,622,718

	Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Other operating statistics
Aircraft at end of period	35	35	35	37	40	42	42	45
Airports served	44	45	47	48	50	51	52	51
Average daily Aircraft utilization (hours)	12.6	13.1	12.9	12.3	12.8	12.9	12.8	12.6
Average stage length (miles)	961	932	909	885	912	902	892	932
Passenger flight segments (thousands)	1,863	2,200	2,285	2,170	2,349	2,613	2,814	2,647
Revenue passenger miles (RPMs) (thousands)	1,847,280	2,083,804	2,109,119	1,966,545	2,194,350	2,397,663	2,552,316	2,519,392
Available seat miles (ASMs) (thousands)	2,200,097	2,425,642	2,422,962	2,303,852	2,589,014	2,826,916	2,972,651	2,956,150
Load factor (%)	84.0	85.9	87.0	85.4	84.8	84.8	85.9	85.2
Average ticket revenue per passenger flight segment ($)	82.30	82.00	81.71	78.00	76.65	81.06	71.85	71.30
Average non-ticket revenue per passenger flight segment ($)	42.62	43.39	44.66	48.22	51.68	51.47	49.80	52.73
Operating revenue per ASM (RASM) (cents)	10.58	11.37	11.92	11.89	11.65	12.25	11.52	11.10
CASM (cents)	9.35	9.93	10.08	10.24	10.21	10.30	9.84	10.02
Adjusted CASM (cents) (1)(2)	9.38	9.70	10.01	10.25	10.18	10.26	10.15	10.03
Adjusted CASM ex fuel (cents) (1)	5.67	5.41	5.74	6.08	5.99	6.05	6.02	5.93
Fuel gallons consumed (thousands)	28,172	31,264	31,640	29,954	32,730	35,829	37,761	36,670
Average economic fuel cost per gallon ($)	2.89	3.32	3.27	3.21	3.31	3.32	3.26	3.31

(1) Excludes special charges (credits) of $0.08 million (less than 0.01 cents per ASM) in the three months ended March 31, 2011, $2.3 million (0.09 cents per ASM) in the three months ended June 30, 2011, $0.02 million (less than 0.01 cents per ASM) in the three months ended September 30, 2011, $0.8 million (0.03 cents per ASM) in the three months ended December 31, 2011, $(0.1) million (less than (0.01) cents per ASM) in the three months ended March 31, 2012, $0.0 million (less than 0.01 cents per ASM) in the three months ended June 30, 2012, $(8.3) million ((0.28) cents per ASM) in the three months ended September 30, 2012 and $(0.1) million (less than (0.01) cents per ASM) in the three months ended December 31, 2012. These amounts are excluded from all calculations of Adjusted CASM provided in this annual report. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges (Credits).”
(2) Excludes unrealized mark-to-market (gains) and losses of $(0.6) million ((0.02) cents per ASM) in the three months ended March 31, 2011, $3.5 million (0.14 cents per ASM) in the three months ended June 30, 2011, $1.5 million (0.06 cents per ASM) in the three months ended September 30, 2011, $1.2 million (0.05 cents per ASM) in the three months ended December 31, 2011, $0.3 million (0.01 cents per ASM) in the three months ended March 31, 2012, $1.1 million (0.04 cents per ASM) in the three months ended June 30, 2012, $(0.9) million ((0.03) cents per ASM) in the three months ended September 30, 2012 and $(0.4) million ((0.01) cents per ASM) in the three months ended December 31, 2012. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Critical Accounting Policies and Estimates.”

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash on hand and cash provided by operations. Our primary uses of liquidity are for working capital needs, capital expenditures, aircraft pre-delivery deposits (“PDPs”), and maintenance reserves. Our total cash at December 31, 2012 was $416.8 million, an increase of $73.5 million from December 31, 2011.
During 2011, we completed our IPO, which raised net proceeds of $150.0 million after repayment of debt, payment of transaction expenses and payments of fees to certain unaffiliated holders of our notes. Additionally, during 2011, the IPO allowed us to amend our agreements with our credit card processors enabling us to eliminate our restricted cash balance, which was 72.7 million at year-end 2010, and increase our unrestricted cash balance.

In prior periods, restricted cash represented cash collateral related primarily to a portion of our obligation to fulfill future flights, or air traffic liability (“ATL”), held by credit card processors. Our credit card processors have historically required holdbacks (collateral), which we record as restricted cash, when future air travel and other future services are purchased via credit card transactions. At September 30, 2011, our restricted cash balance was eliminated, reflecting a complete release of all holdback requirements by all of our credit card processors provided that we continue to satisfy certain financial criteria. Failure to meet these liquidity covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash that could be material. As of December 31, 2012, we continued to be in compliance with our credit card processing agreements, and we were not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2012 and December 31, 2011, was $144.8 million and $115.2 million, respectively.

Our short-term capital needs are funded primarily by cash from operations. Our most significant capital needs are to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During 2012, $40.5 million of PDPs have been returned related to delivered aircraft in the period, and we have paid $53.1 million in PDPs for future deliveries of aircraft and spare engines. As of December 31, 2012, we have $96.7 million of PDPs on our balance sheet, representing the amount paid since inception, net of refunds.

Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In 2012, we paid $31.6 million in maintenance reserves, net of reimbursements, and as of December 31, 2012, we have $198.5 million ($76.1 million in other current assets and $122.4 million in aircraft maintenance deposits) on our balance sheet, representing the amount paid in reserves since inception, net of reimbursements.

We have secured financing commitments for our next nine aircraft deliveries which are scheduled for delivery in 2013. We do not have financing commitments in place for the remaining 97 aircraft currently on firm order which are scheduled for delivery in 2014 through 2021. These future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
Net Cash Flows Provided By Operating Activities. Operating activities in 2012 provided $113.6 million in cash compared to $171.2 million provided in 2011. The decrease is primarily due to $72.7 million received from the release of all credit card holdbacks in 2011 coupled with significantly higher heavy scheduled maintenance cost in 2012, slightly offset by higher cash received on future travel as of December 31, 2012.
Operating activities in 2011 provided $171.2 million in cash compared to $27.0 million in cash generated in 2010. The increase is primarily due to the release of all our holdbacks by our credit card processors and higher earnings during 2011 compared to 2010.
Net Cash Flows Used In Investing Activities. During 2012, investing activities used $27.3 million, compared to $67.2 million used for the prior year period. The decrease is mainly due to the refund of $40.5 million in PDPs related to the delivery of seven aircraft from Airbus and corresponding sale and leaseback transactions, and the sale of airport slots for $9.1 million. These effects were offset by higher capital expenditures, including the purchase of two spare engines for $10.3 million during 2012.
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
Net Cash Provided By Financing Activities. During 2012, we paid $27.2 million related to the Tax Receivable Agreement (TRA), received $12.5 million in proceeds from the sale of two spare engines as part of sale and leaseback transactions, retained $2.1 million as a result of excess tax benefits related to share-based payments, and received cash as a result of exercised stock options. Additional cash used in financing activities consisted of cash used to purchase treasury stock. As of December 31, 2012, an estimated remaining cash benefit of $8.0 million is expected to be paid to our Pre-IPO Stockholders under the terms of the TRA in 2013.
Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of December 31, 2012 and the periods in which payments are due (in millions):

	2013	2014 - 2015	2016 - 2017	2018 and beyond	Total
Operating lease obligations	$168	$331	$296	$379	$1,174
Flight equipment purchase obligations	324	877	1,118	2,339	4,658
Total future payments on contractual obligations (1)	$492	$1,208	$1,414	$2,718	$5,832

(1)     Does not include contractual payments to the Pre-IPO Stockholders under the Tax Receivable Agreement (estimated to be approximately $8.0 million as of December 31, 2012). Please see “—Our Income Taxes.”

Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on actual flight hours. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $10.3 million in 2013, $10.6 million in 2014, $11.0 million in 2015, $11.4 million in 2016, $11.1 million in 2017, and $40.4 million in 2018 and beyond.

Additionally, the Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of December 31, 2012: $3.1 million in 2013, $3.7 million in 2014, $3.7 million in 2015, $3.7 million in 2016, $3.7 million in 2017 and $2.5 million in 2018 and thereafter.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 45 of our aircraft are operated under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 to 2024. Aircraft rent payments were $140.8 million and $116.6 million for 2012 and 2011, respectively. Our aircraft lease payments for 40 of our aircraft are fixed-rate obligations. Five of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2012, our firm orders consisted of 106 A320 family aircraft (two used A319 aircraft, 54 of the existing A320 aircraft model, and 50 A320 NEOs) with Airbus and a third party, and engine orders with International Aero Engines consisted of three spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery from 2013 through 2021, and spare engines are scheduled for delivery from 2013 through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft pre-delivery deposits, will be approximately $323 million for 2013, $354 million in 2014, $523 million in 2015, $505 million in 2016, $613 million in 2017 and $2,339 million in 2018 and beyond.
As of December 31, 2012, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $3.2 million. As of December 31, 2011, we had lines of credit related to corporate credit cards of $8.6 million from which we had drawn $2.4 million.
In addition, the Company has lines of credit with counterparties to our jet fuel derivatives in the amount of $18.0 million as of December 31, 2012. Of the $18.0 million in lines of credit, $5.0 million is provided exclusively for jet fuel derivatives, $10.0 million is provided exclusively for physical fuel delivery, and the remaining $3.0 million is provided for either purpose. As of December 31, 2012, we had drawn $11.2 million for physical fuel delivery and had not drawn on the remaining lines. As of December 31, 2011, we had lines of credit with counterparties in the amount of $8.0 million exclusively for jet fuel derivatives, and as of December 31, 2011, we had not drawn on the lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery.
As of December 31, 2012, we have $4.1 million in uncollateralized surety bonds and a $10.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $7.0 million had been drawn upon for issued letters of credit.

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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2012, 2011 and 2010 represented approximately 41.2%, 41.9%, and 34.8% of our operating expenses. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we may enter into jet fuel swaps to protect the refining price risk between the price of crude oil and the price of refined jet fuel. In addition to other fuel derivative contracts, we have historically protected approximately 70% of our forecasted fuel requirements during peak hurricane season using jet fuel swaps. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2012 by approximately 47.2 million. To attempt to manage fuel price risk, from time to time we use jet fuel option contracts or swap agreements and basis swaps to mitigate a portion of the crack spread between crude and jet fuel. As of December 31, 2012, we had fuel hedges using U.S. Gulf Coast jet fuel collars in place for approximately 5% of its 2013 anticipated fuel consumption.
The fair value of our fuel derivative contracts as of December 31, 2012 and 2011 was $0.3 million and $0.3 million net asset (liability), respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. We measure the fair value of the derivative instruments based on either quoted market prices or values provided by the counterparty. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of December 31, 2012, we believe the credit exposure related to these fuel forward contracts was negligible.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2012 would affect total aircraft rent expense in 2013 by less than $0.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Operating revenues:
Passenger	$782,792	$689,650	$537,969
Non-ticket	535,596	381,536	243,296
Total operating revenue	1,318,388	1,071,186	781,265
Operating expenses:
Aircraft fuel	471,763	388,046	248,206
Salaries, wages and benefits	218,919	181,742	156,443
Aircraft rent	143,572	116,485	101,345
Landing fees and other rents	68,368	52,794	48,118
Distribution	56,668	51,349	41,179
Maintenance, materials and repairs	49,460	34,017	27,035
Depreciation and amortization	15,256	7,760	5,620
Other operating	127,886	91,172	83,748
Loss on disposal of assets	956	255	77
Special charges (credits)	(8,450)	3,184	621
Total operating expenses	1,144,398	926,804	712,392

Operating income	173,990	144,382	68,873
Other (income) expense:
Interest expense	1,350	24,781	50,313
Capitalized interest	(1,350)	(2,890)	(1,491)
Interest income	(925)	(575)	(328)
Other expense	331	235	194
Total other (income) expense	(594)	21,551	48,688

Income before income taxes	174,584	122,831	20,185
Provision for income taxes	66,124	46,383	(52,296)

Net income	$108,460	$76,448	$72,481
Net income per share, basic	$1.50	$1.44	$2.77
Net income per share, diluted	$1.49	$1.43	$2.72

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Balance Sheets
(In thousands, except share data)

	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$416,816	$343,328
Accounts receivable, net	22,740	15,425
Deferred income taxes	12,591	20,738
Other current assets	95,210	63,217
Total current assets	547,357	442,708

Property and equipment:
Flight equipment	2,648	4,182
Ground and other equipment	43,580	46,608
Less accumulated depreciation	(17,825)	(27,580)
	28,403	23,210
Deposits on flight equipment purchase contracts	96,692	91,450
Aircraft maintenance deposits	122,379	120,615
Deferred heavy maintenance and other long-term assets	125,053	67,830
Total assets	$919,884	$745,813

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,166	$15,928
Air traffic liability	131,414	112,280
Other current liabilities	121,314	98,856
Total current liabilities	276,894	227,064

Long-term deferred income taxes	33,216	12,108
Deferred credits and other long-term liabilities	27,239	39,935
Shareholders’ equity:
Common stock: Common stock, $.0001 par value, 240,000,000 shares authorized at December 31, 2012 and 2011, respectively; 70,861,822 and 61,954,576 issued and 70,801,782 and 61,946,361 outstanding as of December 31, 2012 and 2011, respectively	6	6
Common stock: Non-Voting common stock: $.0001 par value, 50,000,000 shares authorized at December 31, 2012 and 2011, respectively; 1,669,205 and 10,576,180 issued and outstanding as of December 31, 2012 and 2011, respectively	1	1
Additional paid-in-capital	504,527	496,136
Treasury stock, at cost: 60,040 and 8,215 as of December 31, 2012 and 2011, respectively	(1,151)	(129)
Retained earnings (deficit)	79,152	(29,308)
Total shareholders’ equity	582,535	466,706
Total liabilities and shareholders’ equity	$919,884	$745,813
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities:
Net income	$108,460	$76,448	$72,481
Adjustments to reconcile net income to net cash provided by operations:
Changes in fair value of open fuel hedge contracts	46	3,204	(2,065)
Non-cash restructuring credit charges, net	—	—	22
Equity based stock compensation, net	4,327	530	569
Allowance for doubtful accounts (recoveries)	78	27	(110)
Amortization of deferred gains, losses and debt issuance costs	(830)	(1,047)	(574)
Depreciation and amortization	15,256	7,760	5,620
Deferred income tax benefit (loss)	29,255	44,180	(52,811)
Loss on disposal of assets	956	255	77
Gain on slot sale	(9,060)	—	—
Interest and dividends incurred but not paid	—	21,875	43,202
Capitalized interest	(1,350)	(2,890)	(1,491)
Changes in operating assets and liabilities:
Restricted cash	—	72,736	(20,196)
Accounts receivable	(7,393)	(5,728)	(1,014)
Prepaid maintenance reserves	(31,567)	(36,848)	(35,694)
Long-term deposits and other assets	(68,248)	(15,992)	(13,981)
Accounts payable	8,452	2,457	(2,007)
Air traffic liability	19,134	6,573	19,107
Other liabilities	46,115	(2,189)	16,132
Other	—	(153)	(234)
Net cash provided by operating activities	113,631	171,198	27,033
Investing activities:
Proceeds from sale of property and equipment	14	150	333
Proceeds from sale of slots	9,060	—	—
Pre-delivery deposits for flight equipment, net of refunds	(12,626)	(53,274)	(25,474)
Purchase of property and equipment	(23,771)	(14,093)	(5,325)
Net cash used in investing activities	(27,323)	(67,217)	(30,466)
Financing activities:
Proceeds from issuance of common stock, net offering expenses	—	170,828	—
Proceeds from options exercised	469	423	—
Payments on debt and capital lease obligations	—	(18,221)	—
Proceeds from sale leaseback transactions	12,540	4,481	—
Payments to pre-IPO shareholders pursuant to tax receivable agreement	(26,905)	—	—
Excess tax benefits from share-based compensation	2,098	—	—
Repurchase of common stock	(1,022)	(886)	—
Debt issuance costs	—	8	—
Net cash (used in) provided by financing activities	(12,820)	156,633	—
Net increase (decrease) in cash and cash equivalents	73,488	260,614	(3,433)
Cash and cash equivalents at beginning of period	343,328	82,714	86,147
Cash and cash equivalents at end of period	$416,816	$343,328	$82,714
Supplemental disclosures
Cash payments for:
Interest	$303	$10,562	$4,303
Taxes	$40,204	$1,477	$562
Non-cash transactions:
Exchange of notes due to related parties for common stock	$—	$279,206	$—
Exchange of mandatorily redeemable preferred stock for common stock	$—	$81,747	$—
Liability and equity related to tax receivable agreement	$(1,497)	$36,488	$—
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Shareholders’ Equity (Deficit)
(In thousands)

	Class A Common Stock	Class B Common Stock	Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2009	$2	$1	$—	$—	$107	$—	$(178,237)	$(178,127)
Share-based compensation	—	—	—	—	569	—	—	569
Net income	—	—	—	—	—	—	72,481	72,481
Balance at December 31, 2010	2	1	—	—	676	—	(105,756)	(105,077)
Conversion of Class A & B common stock to common stock	(2)	(1)	3	—	—	—	—	—
Proceeds from initial public offering, net	—	—	1	—	170,827	—	—	170,828
Conversion of debt to common stock	—	—	2	—	279,204	—	—	279,206
Conversion of preferred stock to common stock	—	—	1	—	81,746	—	—	81,747
Record liability under Tax Receivable Agreement	—	—	—	—	(36,522)	—	—	(36,522)
Share-based compensation	—	—	—	—	530	—	—	530
Repurchase of common stock	—	—	—	—	(757)	(129)	—	(886)
Conversion of common stock to non-voting common stock	—	—	(1)	1	—	—	—	—
Proceeds from options exercised	—	—	—	—	423	—	—	423
Net income	—	—	—	—	—	—	76,448	76,448
Other	—	—	—	—	9	—	—	9
Balance at December 31, 2011	—	—	6	1	496,136	(129)	(29,308)	466,706
Adjustment to liability recorded under Tax Receivable Agreement	—	—	—	—	1,497	—	—	1,497
Share-based compensation	—	—	—	—	4,327	—	—	4,327
Repurchase of common stock					—	(1,022)	—	(1,022)
Proceeds from options exercised					469	—	—	469
Tax benefit of options exercised					2,098	—	—	2,098
Net income	—	—	—	—	—	—	108,460	108,460
Balance at December 31, 2012	$—	$—	$6	$1	$504,527	$(1,151)	$79,152	$582,535

See accompanying Notes to Financial Statements.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies
Basis of Presentation
Spirit Airlines, Inc. (Spirit or the Company) headquartered in Miramar, Florida, is an ultra low-cost, low-fare airline that provides affordable travel opportunities principally throughout the domestic United States, the Caribbean and Latin America. The Company manages operations on a system-wide basis due to the interdependence of its route structure in the various markets served. As only one service is offered (i.e., air transportation), management has concluded that there is only one reportable segment.
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
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets and amounts due from counterparties associated with fuel derivative instruments that have settled. The allowance for doubtful accounts was immaterial as of December 31, 2012, 2011 and 2010.
In addition, the provision for doubtful accounts and write-offs for 2012, 2011 and 2010 were each immaterial.
Deferred Offering Costs
The Company complies with the requirements of SEC Staff Accounting Bulletin (SAB) Topic 5A—“Expenses of Offering.” Deferred offering costs consisted principally of legal, accounting, printing, and underwriting fees related to the Company's initial public offering (the IPO). A total of $6.1 million in deferred offering costs were charged to additional paid-in capital net of proceeds in connection with the consummation of the IPO in 2011.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of operating property and equipment is computed using the straight-line method applied to each unit of property, except on flight equipment (major rotable parts, avionics, and assemblies), which are depreciated on a group basis over the average life of the applicable equipment. During 2012, the Company wrote off approximately $15.3 million in fully depreciated and out-of-service assets and recorded a corresponding entry to accumulated depreciation.
The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Spare rotables and flight assemblies	Lesser of the useful life of equipment or average remaining fleet life
Other equipment and vehicles	5 to 7 years
Internal use software	3 to 10 years

Notes to Financial Statements—(Continued)

All aircraft and spare engines are financed through operating leases with terms of 3 to 12 years for aircraft and 7 to 12 years for spare engines. Residual values for major spare rotable parts, avionics, and assemblies are estimated to be 10%.
The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Depreciation	$6,156	$5,186	$4,313
Amortization of heavy maintenance	9,100	2,574	1,307
Total depreciation and amortization	$15,256	$7,760	$5,620
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal use software for new products, and enhancements to existing products that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with and devote time to internal-use software projects. These costs are included in property and equipment.
Amortization of capitalized software development costs is charged to depreciation on a straight-line method basis. Amortization of capitalized software development costs was $3.2 million, $2.0 million, and $1.1 million for the years ended 2012, 2011, and 2010, respectively. The Company capitalized $2.3 million, $3.3 million, and $2.4 million, of software development costs during the years ended 2012, 2011, and 2010, respectively.
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
Customers may elect to change their itinerary prior to the date of departure. A service charge is assessed and recognized on the date the change is initiated and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. The amount remaining after deducting the service charge is called a credit shell which expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and the Company’s other service offerings. The amount of credits expected to expire is recognized as revenue upon issuance of the credit and is estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment.
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

Notes to Financial Statements—(Continued)

Frequent Flier Program
Flown Miles. The Company records a liability for mileage credits earned by passengers, including mileage credits for members with an insufficient number of mileage credits to earn an award, under its FREE SPIRIT program based on the estimated incremental cost of providing free travel for credits that are expected to be redeemed. Incremental costs include fuel, insurance, security, ticketing, and facility charges reduced by an estimate of fees required to be paid by the passenger when redeeming the award.
Original Affinity Card Program. The Company also sells mileage credits to companies participating in the FREE SPIRIT program (or affinity card program). Under the original affinity card program, funds received from the sale of mileage credits were accounted for as a multiple element arrangement and allocated to a marketing component and a transportation component (mileage credits) using the residual method. The fair value of the transportation component was deferred and recognized ratably as passenger revenue over the estimated period the transportation was expected to be provided which was estimated at 16 months. The difference between the funds received and the fair value of the transportation component was recognized in non-ticket revenue at the time of sale as non-ticket marketing revenue. The marketing component represented the Company’s compensation for use of its trademark, customer lists and placement of marketing materials to encourage application for credit cards. Because there were no undelivered elements other than the mileage credits, the Company recorded the revenue from the marketing component when funds were received. The Company also received bonuses from companies participating in the FREE SPIRIT program that are driven by the volume of the usage of the Company’s co-branded credit cards. The Company recognized these bonuses as non-ticket revenue when payment was received (milestone method) as the milestones are substantive.
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
New Affinity Card Program. The Company entered into a new affinity card program that became effective April 1, 2011. The agreement calls for the marketing of a co-branded Spirit credit card and the delivery of award miles over the five-year contract term. At the inception of the arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting using the criteria as set forth in ASU No. 2009-13. The Company determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists, and (iii) advertising and marketing efforts. Under ASU No. 2009-13, arrangement consideration should be allocated based on relative selling price. At inception of the arrangement, the Company established the relative selling price for all deliverables that qualified for separation. The manner in which the selling price was established was based on a hierarchy of evidence that the Company considered. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable’s relative selling price. In considering the hierarchy of evidence under ASU No. 2009-13, the Company first determined whether vendor specific objective evidence of selling price or third-party evidence of selling price existed. It was determined by the Company that neither vendor specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of the Company’s program. As such, the Company developed its best estimate of the selling price for all deliverables. For the award miles, the Company considered a number of entity-specific factors when developing the best estimate of the selling price including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions, and other charges. For licensing of brand and access to member lists, the Company considered both market-specific factors and entity-specific factors including general profit margins realized in the marketplace/industry, brand power, market royalty rates, and size of customer base. For the advertising element, the Company considered market-specific factors and entity-specific factors including, the Company’s internal costs (and fluctuations of costs) of providing services, volume of marketing efforts, and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided which is estimated at 16 months. The Company used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions (e.g., cost of fare, number of miles to redeem awards, marketing plan, and approval rate of credit cards) could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. Mileage credits that expire under the terms of the Company's policy or are not likely to be redeemed are collectively referred to as breakage. The Company estimates and recognizes breakage on its frequent flier miles in proportion to actual mileage redemptions, in accordance with the redemption recognition method.

Notes to Financial Statements—(Continued)

The following table illustrates total cash proceeds received from the sale of mileage credits and the portion of such proceeds recognized in revenue immediately as marketing component:

	Cash proceeds from sale of miles to non-airline third parties	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2012	$24,938	$20,998
December 31, 2011	20,954	16,580
December 31, 2010	20,748	10,576
The total liability for future FREE SPIRIT award redemptions and unrecognized revenue from the sale of mileage credits was $2.4 million and $3.7 million at December 31, 2012 and 2011, respectively. These balances are recorded as a component of air traffic liability in the accompanying balance sheets.
Non-ticket Revenue Recognition
Non-ticket revenues are generated from air travel-related services for baggage, bookings through the Company’s call center or third-party vendors, advance seat selection, itinerary changes and loyalty programs. Non-ticket revenues also consist of services not directly related to providing transportation such as the FREE SPIRIT affinity credit card program, $9 Fare Club, and the sale of advertising to third parties on Spirit’s website and on board aircraft.
The following table summarizes the primary components of non-ticket revenue and the revenue recognition method utilized for each service or product:

		Year Ended December 31,
Non-ticket revenue	Recognition method	2012	2011	2010
		(in thousands)
Baggage	Time of departure	$217,536	$168,290	$91,393
Passenger usage fee	Time of departure	149,577	71,757	47,367
Advance seat selection	Time of departure	48,956	42,112	32,512
Service charges for changes and cancellations	When itinerary is changed	27,762	25,927	23,120
Other		91,765	73,450	48,904
Non-ticket revenue		$535,596	$381,536	$243,296
Charges for services recognized at time of departure are initially recorded as a liability until time of departure. The passenger usage fee is charged for tickets sold through the Company’s primary sales distribution channels, to cover the Company’s distribution costs. The primary sales distribution channels for which passenger usage fees are charged include sales through the Company’s website, sales through the third-party provided call center, and sales through travel agents; the Company does not charge a passenger usage fee for sales made at its airport ticket counters. Other non-ticket revenues include revenues from other air related charges as well as non-air related charges. Other air related charges include optional services and products provided to passengers such as on-board products, travel insurance, and use of the Company’s call center or travel agents, among others. Non-air related charges primarily consist of revenues from advertising on the Company’s aircraft and website, the Company’s $9 Fare Club subscription-based membership program, and the Company’s FREE SPIRIT affinity credit card program.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul and repair under the deferral method whereby the cost of heavy maintenance and major overhaul and repair is deferred and amortized based on usage through the next overhaul event.
Amortization of heavy maintenance and major overhaul costs is charged to depreciation and amortization expense and was $9.1 million , $2.6 million, and $1.3 million for the years ended 2012, 2011, and 2010, respectively. During the years ended 2012, 2011, and 2010, the Company deferred $61.6 million, $22.1 million, and $5.2 million, respectively, of costs for heavy maintenance. Accumulated heavy maintenance amortization was $14.0 million, $4.9 million, and $2.3 million for the years ended 2012 and 2011, and 2010

Notes to Financial Statements—(Continued)

The Company outsources certain routine, non-heavy maintenance functions under contracts that require payment on a utilization basis, such as flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are expensed based on contractual payment terms. All other costs for routine maintenance of the airframes and engines are charged to expense as performed.
The table below summarizes the extent to which the Company’s maintenance costs are rate capped due to flight hour maintenance contracts:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Flight hour-based maintenance expense	$25,748	$21,974	$16,683
Non-flight hour-based maintenance expense	23,712	12,043	10,352
Total maintenance expense	$49,460	$34,017	$27,035
Leased Aircraft Return Costs
Costs associated with returning leased aircraft are accrued when it is probable that a cash payment will be made and that amount is reasonably estimable. Any accrual is based on time remaining on the lease, planned aircraft usages, and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated “into-plane” costs, taxes, oil, and all gains and losses associated with fuel hedge contracts.
Derivative Instruments
The Company accounts for derivative financial instruments at fair value and recognizes them in the balance sheet in other current assets or other current liabilities. For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. For the years ended 2012, 2011 and 2010, the Company did not hold derivative instruments that qualified as cash flow hedges for accounting purposes. As a result, changes in the fair value of such derivative contracts were recorded within aircraft fuel expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of unsettled derivative instruments at the end of each period.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses were $2.4 million, $2.5 million, and $4.0 million for the years ended 2012, 2011 and 2010, respectively.
Income Taxes
The Company accounts for income taxes using the liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized.
Interest Expense
Related-party interest expense incurred during 2012, 2011 and 2010 was $0.0 million, $21.0 million, and $44.6 million, respectively, and consisted primarily of paid-in-kind interest on tranche notes due to related parties and preferred stock dividends due to related parties. Non-related party interest expense during 2012, 2011 and 2010 was $1.4 million, $3.8 million and $5.7 million, respectively.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. The Company has issued and outstanding

Notes to Financial Statements—(Continued)

restricted stock awards, stock option awards, and performance share awards. Restricted stock awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. To the extent a market price was not available, the fair value of stock awards was estimated using a discounted cash flow analysis based on management’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that management uses to manage the Company’s business. The fair value of share option awards is estimated on the date of grant using the Black-Scholes valuation model. The fair value of performance share awards is estimated through the use of a Monte Carlo simulation model. See Note 8 for additional information.
Concentrations of Risk
The Company’s business has been, and may continue to be, adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel was the Company’s single largest expenditure representing approximately 41%, 42%, and 35% of total operating expenses in 2012, 2011, and 2010, respectively.
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
The Company has three union-represented employee groups that together represent approximately 54% and 52% of all employees at December 31, 2012 and 2011, respectively. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 15.

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

Notes to Financial Statements—(Continued)

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

3.	Special Charges and Credits
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
Secondary Offering Costs
On July 31, 2012, certain existing stockholders affiliated with Oaktree Capital Management ("Oaktree") sold an aggregate of 9,394,927 shares of common stock in an underwritten public offering. The Company incurred a total of $0.7 million in costs during the year ended December 31, 2012, related to this offering. Upon completion of this offering, investment funds affiliated with Oaktree owned no shares of common stock of Spirit Airlines. The Company did not receive any proceeds from this offering.
Previously, on January 25, 2012, certain stockholders of the Company, including affiliates of Oaktree and Indigo Partners, LLC ("Indigo") and certain members of the Company's executive team, sold an aggregate of 12,650,000 shares of common stock in an underwritten public offering. The Company incurred a total of $1.3 million in costs between 2011 and 2012 related to this offering, of which $0.5 million were incurred during the year ended December 31, 2012, offset by reimbursements from certain selling shareholders of $0.6 million in accordance with the Fourth Amendment to the Second Amended and Restated Investor Rights Agreement. The Company did not receive any proceeds from this offering.
Initial Public Offering Costs
In June 2011, the Company issued and sold 15,600,000 shares of common stock in its initial public offering (IPO). The Company incurred contract termination costs and fees of $2.25 million in connection with the IPO during the year ended December 31, 2011, which included $1.8 million paid to Indigo to terminate its professional services agreement with the Company and $0.5 million paid to three individual, unaffiliated holders of the Company’s subordinated notes.

4.	Letters of Credit
In connection with agreements with certain airports, the Company is required to post letters of credit, which totaled $0.2 million as of both December 31, 2012 and 2011. The issuing banks require that the Company deposit funds at those banks to cover the amounts that could be drawn under the letters of credit. These funds are generally invested in money market accounts and are classified as long-term assets within deferred heavy maintenance and other long-term assets. Additionally, as of December 31, 2012, the Company had a $10.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $7.0 million had been drawn upon for issued letters of credit.

5.	Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges, and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations.
During 2011, the Company amended its processing agreements with all of its processors. Prior to the amendments, the credit card processors required the Company to maintain cash collateral equal to approximately 100% of the Company's air traffic liability. The amendments were approved in light of the Company's improved balance sheet as a result of the IPO, the related recapitalization and the elimination of the holdback held by the credit card processors, effectively eliminating the

Notes to Financial Statements—(Continued)

Company's restricted cash balance, provided that the Company continues to satisfy certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2012 and 2011, the Company continued to be in compliance with its credit card processing agreements, and the processors were holding back $0 of remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2012 and 2011, was $144.8 million and $115.2 million, respectively.

6.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2012 and 2011 consist of the following:

	As of December 31,
	2012	2011
	(in thousands)
Federal excise and other passenger taxes and fees payable	$23,401	$17,813
Aircraft maintenance	22,319	7,816
Salaries and wages	21,057	17,123
Airport expenses	16,024	10,682
Fuel	11,219	87
Aircraft and facility rent	8,020	7,206
Current portion of tax receivable agreement	7,987	27,399
Other	11,287	10,730
Accrued liabilities	$121,314	$98,856

7.	Common Stock and Preferred Stock
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

Notes to Financial Statements—(Continued)

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
Conversion Rights. Shares of the Company’s non-voting common stock will be convertible on a share-for-share basis into common stock at the election of the holder subject to the Company remaining in compliance with applicable foreign ownership limitations.
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
Rights and Preferences. Holders of the Company’s non-voting common stock have no preemptive, subscription or other rights, and there are no redemption or sinking fund provisions applicable to the Company’s common stock. The rights, preferences and privileges of the holders of the Company’s common stock are subject to and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate in the future.
On December 7, 2011, the Company entered into a Stock Distribution Agreement with Indigo Miramar LLC and its members. Pursuant to the Stock Distribution Agreement 10,576,180 shares of outstanding common stock were exchanged on a share-for-share basis for shares of non-voting common stock. As of December 31, 2012, the number of outstanding non-voting common stock had decreased to 1,669,205. In February 2013, all of the remaining outstanding shares of non-voting common stock were converted to voting shares in accordance with the Stock Distribution Agreement.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The Company’s issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. As of December 31, 2012 and 2011, there were no shares of preferred stock outstanding.
Prior to the Company’s IPO and related recapitalization on June 1, 2011, there were issued and outstanding 100,000 shares of Class A preferred stock, 2,850 shares of Class B preferred stock, 20,848,847 shares of Class A common stock and 5,964,489 shares of Class B common stock. In the recapitalization consummated on June 1, 2011, all shares of preferred stock and all notes not repaid with the net proceeds received by the Company in the IPO were exchanged for shares of common stock in accordance with the Recapitalization Agreement. In addition, each share of Class B common stock was exchanged for one share of common stock. See Note 18.

8.	Stock-Based Compensation
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

Notes to Financial Statements—(Continued)

On May 9, 2011, the Company's board of directors adopted, and the Company's stockholders approved, the 2011 Equity Incentive Award Plan, or 2011 Plan. Under the 2011 Plan, 3,000,000 new shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance share awards and other stock-based awards, plus the number of shares remaining available for future awards under our 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under the Company's 2005 Stock Plan that are forfeited or lapse unexercised and which, following the effective date of the 2011 Plan, are not issued under the Company's 2005 Stock Plan. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of December 31, 2012 and December 31, 2011, 2,689,490 and 3,336,614 shares of the Company’s common stock, respectively, remained available for future issuance under the 2011 Plan.
Restricted stock and restricted stock unit awards are valued at the fair value of the shares on the date of grant if vesting is based on a service or a performance condition. Granted shares and units vest 25% per year on each anniversary of issuance. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Compensation expense is recognized on a straight-line basis over the requisite service period.
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service, and have ten-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during 2012. For option grants during 2011, the Company’s weighted average assumptions for expected volatility, dividends, term, and risk-free interest rate were 46.25%, 0%, 6.25 years and 2.03%, respectively. For option grants during 2010, the Company’s weighted average assumptions for expected volatility, dividends, term, and risk-free interest rate were 51.6%, 0%, 6.25 years and 2.12%, respectively. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
Prior to the Company's IPO, to the extent a market price was not available, the fair value of the Company’s common stock was estimated using a discounted cash flow analysis and market multiples, based on management’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates management uses to manage the Company’s business. Share-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations and amounted to $4.3 million, $0.5 million and $0.6 million for 2012, 2011, and 2010 respectively. During 2012, 2011, and 2010, there was $1.6 million, $0.2 million and $0.4 million tax benefit recognized in income, respectively.
A summary of share option activity under the 2011 Plan as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2011	312,000	9.33	8.9	1,946
Exercised	(57,725)	8.16
Forfeited or expired	(6,625)	9.74
Outstanding at December 31, 2012	247,650	9.59	8.0	2,015
Exercisable at December 31, 2012	70,900	9.29	7.9	598
Vested or Expected to Vest at December 31, 2012	238,932	9.56	8.0	1,951

There were no options granted during the year ended December 31, 2012. The weighted-average fair value of option awards granted during the years ended December 31, 2011 and 2010 was $5.73, and $4.06, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2012 and 2011 was $0.7 million and $0.2 million, respectively. There were no options exercised during the year ended December 31, 2010. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $0.4 million, $0.3 million and $0.2 million, respectively.

Notes to Financial Statements—(Continued)

A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2012 and changes during the year ended December 31, 2012 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2011	271,999	1.43
Granted	391,418	20.01
Vested	(197,613)	2.67
Forfeited	(16,175)	4.79
Outstanding at December 31, 2012	449,629	16.94
The weighted-average fair value of restricted stock granted during the years ended December 31, 2012 and 2010 was $20.01 and $6.39, respectively. There was no restricted stock granted during the year ended December 31, 2011. The total fair value of restricted stock shares vested during the years ended December 31, 2012, 2011 and 2010 was $3.9 million, $3.2 million, and $2.2 million respectively.
As of December 31, 2012 and December 31, 2011, there was $6.8 million and $1.3 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock and options expected to be recognized over a weighted-average period of 3.1 years and 2.6 years, respectively.
Performance Share Awards
During 2012, the Company granted certain senior-level executives restricted stock units that vest based on market and service conditions as part of a long-term incentive plan, which are referred to herein as performance share awards. The number of shares of common stock underlying each award is determined at the end of a three-year performance period. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. At the end of the performance period, the percentage of the stock units that will vest will be determined by ranking the Company’s total shareholder return compared to the total shareholder return of 12 peer companies. Based on the level of performance, between 0% and 200% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the disability or death of a participant, the payout of any award is limited to a pro-rated portion of such award based upon a performance assessment prior to the change-in-control date or date of disability or death.
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
The grant date fair value of the performance share awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

Weighted-Average at Grant Date
Expected volatility factor	0.39
Risk free interest rate	0.44%
Expected term (in years)	2.72
Expected dividend yield	—%
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

Notes to Financial Statements—(Continued)

The following table summarizes the Company’s performance share awards for the year ended December 31, 2012:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2011	—	—
Granted	280,907	20.30
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2012	280,907	20.30
As of December 31, 2012, there was $6.9 million of total unrecognized compensation cost related to performance share awards. The unrecognized cost is expected to be recognized over two years.

9.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except for share and per share amounts)
Numerator
Net income	$108,460	$76,448	$72,481
Denominator
Weighted-average shares outstanding, basic	72,386	53,241	26,184
Effect of dilutive stock awards	205	274	506
Adjusted weighted-average shares outstanding, diluted	72,591	53,515	26,690
Net Income per Share
Basic earnings per common share	$1.50	$1.44	$2.77
Diluted earnings per common share	$1.49	$1.43	$2.72
As of December 31, 2012, there were 88 thousand anti-dilutive stock awards excluded from the computation of diluted earnings per common share. As of December 31, 2011, there were 70 thousand anti-dilutive awards excluded from the computation of diluted earnings per common share.

10.	Debt, Related-Party Transactions and Other Obligations
In connection with the closing of the IPO, the Company consummated the transaction contemplated by the Recapitalization Agreement on June 1, 2011, which resulted in the repayment or exchange for common stock of all of the Company’s notes and preferred stock. See Note 18. As of December 31, 2012 and 2011, there was no outstanding long term debt, long term obligations or outstanding amounts due to related parties.
The Company has a line of credit for $18.6 million and $8.6 million related to corporate credit cards, of which the Company had drawn $3.2 million and $2.4 million as of December 31, 2012 and 2011, respectively.
In addition, the Company has lines of credit with counterparties to the Company's jet fuel derivatives in the amount of $18.0 million as of December 31, 2012. Of the $18.0 million in lines of credit, $5.0 million is provided exclusively for jet fuel derivatives, $10.0 million is provided exclusively for physical fuel delivery, and the remaining $3.0 million is provided for either purpose. As of December 31, 2012, the Company had drawn $11.2 million for physical fuel delivery and had not drawn on the remaining lines. As of December 31, 2011, the Company had lines of credit with counterparties in the amount of $8 million exclusively for jet fuel derivatives. As of December 31, 2011, the Company had not drawn on the lines of credit. The Company is required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery.

Notes to Financial Statements—(Continued)

The Company’s principal stockholders provided certain consulting services to the Company for a management fee of $0.8 million in 2010. For the year ended December 31, 2011, the Company expensed $0.3 million related to these consulting services. There were no management fees paid in 2012.

11.	Leases and Prepaid Maintenance Deposits
The Company leases various types of equipment and property, primarily aircraft, spare engines and airport facilities under leases, which expire in various years through 2032. Lease terms are generally 3 to 12 years for aircraft and up to 20 years for other leased equipment and property.
Total rental expense for all leases charged to operations for the years ended 2012, 2011, and 2010 was $172.4 million, $139.1 million, and $122.7 million, respectively. Total rental expense charged to operations for aircraft and engine operating leases for the years ended December 31, 2012, 2011, and 2010 was $143.6 million, $116.5 million, and $101.3 million, respectively.
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on actual flight hours. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $10.3 million in 2013, $10.6 million in 2014, $11.0 million in 2015, $11.4 million in 2016, $11.1 million in 2017, and $40.4 million in 2018 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft.
At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits. Maintenance deposits expected to be recovered from lessors are reflected as prepaid maintenance deposits in the accompanying balance sheets. When it is not probable the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. As of December 31, 2012 and 2011, the Company had aircraft maintenance deposits of $198.5 million and $168.8 million, respectively, on its balance sheets of which $76.1 million and $48.2 million, respectively, are included within other current assets on its balance sheets. The Company has concluded that these prepaid maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
The Company’s master lease agreements also provide that most maintenance reserves held by the lessor at the expiration of the lease are nonrefundable to the Company and will be retained by the lessor. Consequently, any usage-based maintenance reserve payments after the last major maintenance event are not substantively related to the maintenance of the leased asset and therefore are accounted for as contingent rent. The Company accrues for contingent rent beginning when it becomes probable and reasonably estimable the Company will incur such nonrefundable maintenance reserve payments. The Company makes certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor, and the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor. The Company expensed $2.0 million, $1.5 million, and $0.0 million as supplemental rent during 2012, 2011, and 2010, respectively. Maintenance reserves held by lessors that are refundable to the Company at the expiration of the lease are accounted for as prepaid maintenance deposits on the balance sheet when they are paid.
At December 31, 2012, the Company had its entire fleet of 45 aircraft and eight spare engines financed under operating leases with lease term expiration dates ranging from 2016 to 2024. Five of the leased aircraft have variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate). The Company has the option to renew 17 of the leases for three-year periods with contractual notice required in the 10th year. 16 of the aircraft leases and all of the engine leases were the result of sale-lease-back transactions. Deferred gains or losses from sale-lease-back transactions are amortized over the term of the lease as a reduction in rent or additional rent, respectively. Losses are deferred when the fair value of the aircraft or engine is higher than the price it was sold for, in substance, a prepayment of rent. A loss on disposal is recorded at the time of sale for the excess of the carrying amount over the fair value of the aircraft or engine. The costs of returning aircraft to lessors, or lease return conditions, are accounted for in a manner similar to the accounting for contingent rent. These costs

Notes to Financial Statements—(Continued)

are recognized over the remaining life of the lease as aircraft hours accumulate, beginning from the time when the Company determines it is probable such costs will be incurred and can generally be estimated. Such estimated costs exclude the costs of maintenance events that are covered by reserves on deposit with the relevant lessor, or routine maintenance costs that are recorded in maintenance expense.
During 2012, the Company entered into sale and leaseback transactions with third-party aircraft lessors for the sale and leaseback of seven Airbus A320 aircraft that resulted in deferred losses of $5.0 million, which are included in deferred heavy maintenance and other long-term assets within the balance sheet. The deferred losses will be recognized as rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $40.5 million in pre-delivery deposits from Airbus during 2012. The refunded pre-delivery deposits have been disclosed in the statement of cash flows as investing activities within pre-delivery deposits, net of refunds. In addition, the Company entered into sale and leaseback transactions with third-party lessors for the sale and leaseback of two V2500 IAE International Aero Engines AG engines. Cash outflows related to the purchase of the engine have been disclosed in the statement of cash flows as investing activities within purchases of property and equipment and the cash inflows from the sale of the engine as financing activities within proceeds received on sale lease back transactions. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
Future minimum lease payments under noncancelable operating leases with initial or remaining terms in excess of one year at December 31, 2012 were as follows:

	Operating Leases
As of December 31,	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating Leases
	(in thousands)
2013	$152,558	$15,799	$168,357
2014	152,575	13,964	166,539
2015	152,961	11,958	164,919
2016	152,801	7,553	160,354
2017	131,849	3,779	135,628
2018 and thereafter	358,310	20,717	379,027
Total minimum lease payments	$1,101,054	$73,770	$1,174,824

12.	Financial Instruments and Risk Management

As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings, and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds.

The Company records financial derivative instruments at fair value, which includes an evaluation each counterparty's credit risk. Fair value of the instruments is determined using standard option valuation models.

Management chose not to elect hedge accounting on any derivative instruments entered into during 2012, 2011, and 2010 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

Notes to Financial Statements—(Continued)

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Into-plane fuel cost	$471,542	$392,278	$251,754
Settlement losses (gains)	175	(7,436)	(1,483)
Unrealized mark-to-market losses (gains)	46	3,204	(2,065)
Aircraft fuel	$471,763	$388,046	$248,206
All realized gains and losses are reflected in the statements of cash flows in cash flow from operating activities.
As of December 31, 2012 and 2011, the Company had fuel hedges using U.S. Gulf Coast jet fuel collars as the underlying commodity. As of December 31, 2012, the Company had agreements in place to protect 7.8 million gallons or approximately 5% of its 2013 anticipated fuel consumption at a weighted-average ceiling and floor price of $3.09 and $2.84 per gallon, respectively. As of December 31, 2011, the Company had agreements in place to protect 13.5 million gallons or approximately 9% of its 2012 anticipated fuel consumption at a weighted-average ceiling and floor price of $2.99 and $2.81 per gallon, respectively.

13.	Defined Contribution 401(k) Plan
The Company sponsors three defined contribution 401(k) plans, Spirit Airlines, Inc. Employee Retirement Savings Plan (first plan), Spirit Airlines, Inc. Pilots’ Retirement Savings Plan (second plan), and Spirit Airlines, Inc. Puerto Rico Retirement Savings Plan (third plan). The first plan was adopted on February 1, 1994. Essentially, all employees that are not covered by the pilots’ collective bargaining agreement, who have at least one year of service, have worked at least 1,000 hours during the year, and have attained the age of 21 may participate in this plan. The Company may make a Qualified Discretionary Contribution, as defined in the plan, or provide matching contributions to this plan. Effective July 1, 2007, the Company amended this plan to change the service requirement to 60 days and provided for matching contribution to the plan at 50% of the employee’s contribution up to a maximum employer contribution of 3% of the employee’s annual compensation.
The second plan is for the Company’s pilots, and contained the same service requirements as the first plan and was amended effective July 1, 2007, to change the service requirements to 60 days and having attained the age of 21. The Company matches 100% of the pilot’s contribution, up to 8% of the individual pilot’s annual compensation. Both the first and the second plans are subject to the annual IRS elective deferral limit, which was $17 thousand for 2012.
The third plan is for all Company employees residing in Puerto Rico and was adopted on April 16, 2012. It contains the same amended service requirements as the first and second plans. For pilots participating in the Puerto Rico plan, the Company matches 100% of their contribution, up to 8% of the individual pilot's annual compensation, but subject to the annual Puerto Rico pre-tax elective deferral limit, which was $13 thousand for 2012. For all other employees participating in the Puerto Rico plan, the Company provides for matching contribution to the plan at 50% of the employee's contribution up to a maximum employer contribution of 3% of the employee's annual compensation.
Matching contributions made to all plans were $6.6 million , $4.9 million and $4.8 million in 2012, 2011 and 2010, respectively, and were included within salaries, wages and benefits in the accompanying statements of operations.

Notes to Financial Statements—(Continued)

14.	Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Current:
Federal	$32,656	$1,866	$258
State and local	3,250	74	68
Foreign	963	263	189
Total current expense	36,869	2,203	515
Deferred:
Federal	27,870	42,148	(48,934)
State and local	1,385	2,032	(3,877)
Total deferred expense (benefit)	29,255	44,180	(52,811)
Total income tax expense (benefit)	$66,124	$46,383	$(52,296)
The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations is as follows:

	For the Years Ended December 31,
	2012	2011	2010
	(in thousands)
Expected provision at federal statutory tax rate	$61,104	$42,991	$7,062
State and foreign tax expense, net of federal benefit	3,726	2,255	413
Interest and dividend on preferred stock	—	710	1,612
Change in valuation allowance	—	—	(65,248)
Meals and entertainment	649	469	315
Fines and penalties	84	(36)	9
Federal credits	—	(103)	(156)
Adjustment to deferred tax assets and liabilities	(3)	(3)	3,486
Other	564	100	211
Total income tax expense (benefit)	$66,124	$46,383	$(52,296)

Notes to Financial Statements—(Continued)

At December 31, 2012 and 2011, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2012	2011
	(in thousands)
Deferred tax assets:
Net operating loss	$83	$6,234
Deferred loss	—	1,440
Deferred revenue	5,829	5,985
Federal tax credits	—	3,176
Nondeductible accruals	6,744	5,452
Other	1,072	306
Gross deferred tax assets	13,728	22,593
Deferred tax assets, net	13,728	22,593
Deferred tax liabilities:
Capitalized interest	(1,125)	(2,041)
Deferred gain	(364)	—
Fuel hedging	(97)	(115)
Accrued engine maintenance	(29,497)	(10,232)
Property, plant, and equipment	(3,271)	(1,575)
Gross deferred tax liabilities	(34,354)	(13,963)
Net deferred tax assets (liabilities)	$(20,626)	$8,630
Deferred taxes included within:
Assets:
Other current assets	$12,591	$20,738
Liabilities:
Other long-term liabilities	(33,216)	(12,108)
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company's ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis.
Based on the expectation of future taxable income, the availability of reversing deferred tax liabilities, combined with achieving sustained profitability, management determined that, as of December 31, 2010, all of the Company's deferred tax assets would be realized in taxable years after 2010. Based on this determination the Company eliminated its valuation allowance, which resulted in a reduction to the valuation allowance of $65.2 million, the recognition of a deferred tax benefit of $52.8 million, and a total income tax benefit of $52.3 million for the period ending December 31, 2010.
At December 31, 2011, the Company had available for federal income tax purposes an alternative minimum tax (“AMT”) credit carryforward of approximately $3.2 million, and net operating loss (“NOL”) carryforwards for federal income tax purposes of $20.8 million. The Company's NOL carryforwards at December 31, 2011 included an unrealized benefit of approximately $3.5 million related to share-based compensation that was recorded in equity during 2012. In accordance with ASC 718, excess tax benefits are only recognized in the financial statements upon actual realization of the related tax benefit, which occurred in 2012 upon utilization of the remaining NOLs and AMT credit carryforwards during the year.
The Company has fully utilized its AMT credit carryforwards of approximately $3.2 million and NOL carryforwards of approximately $20.8 million against federal taxable income as of December 31, 2012. The Company has state NOL carryforwards of approximately $2.2 million which can be used to offset future state taxable income. State net operating losses begin to expire in 2017.
During 2012 the Company recorded a foreign tax credit of $1.0 million against its 2012 federal income tax liability which was fully utilized during the year. Previously the Company deducted income taxes paid in foreign countries in arriving at federal taxable income.

Notes to Financial Statements—(Continued)

On January 25, 2012, the Company experienced a subsequent ownership change under the principles of IRC §382, as a result of the secondary offering outlined in more detail in Note 3. Although the Company was subject to the limitations of IRC §382 on the utilization of its NOL and the tax credit carryforwards in 2012, the limitation was sufficiently in excess of the tax attribute carryforwards to allow complete utilization during the year.
The Company accrues interest related to unrecognized tax benefits in its provision for income taxes, and any associated penalties are recorded in selling, general and administrative expenses.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's tax years from 2005 through 2011 are still subject to examination in the United States due to net operating loss carryovers generated in such years. Various state and foreign jurisdiction tax years remain open to examination and the Company was under examination in certain jurisdictions during 2012 the outcome of these audits were immaterial to the financial statements. The Company believes that the effect of any additional assessment(s) will be immaterial to its financial statements.

15.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2012, firm aircraft orders with Airbus and a third party consisted of 106 A320 family aircraft (two used A319 aircraft, 54 of the existing A320 aircraft model and 50 A320 NEOs) and engine orders with International Aero Engines consisted of three spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery from 2013 through 2021, and spare engines are scheduled for delivery from 2013 through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $323 million in 2013, $354 million in 2014, $523 million in 2015, $505 million in 2016, $613 million in 2017 and $2,339 million in 2018 and beyond.
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
Employees

The Company has three union-represented employee groups that together represent approximately 54% of all employees at December 31, 2012 and 52% of all employees at December 31, 2011. The table below sets forth the Company's employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	August 2015
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007
Dispatchers	Transport Workers Union (TWU)	July 2012
The collective bargaining agreement between the Company and the Company’s pilots represents 22% of the Company’s employees as of December 31, 2012.
The collective bargaining agreement between the Company and the Company’s flight attendants represents approximately 31% of the Company’s employees as of December 31, 2012. The Company and the AFA-CWA are currently in negotiations to reach a new collective bargaining agreement.
The collective bargaining agreement between the Company and its dispatchers represents approximately 1% of the Company’s employees as of December 31, 2012.
The Company is self-insured for health care claims for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates

Notes to Financial Statements—(Continued)

and adjusted periodically as necessary. The Company has accrued $1.9 million, $2.0 million, and $2.1 million for health care claims as of December 31, 2012, 2011 and 2010, respectively.
Other
The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of December 31, 2012: $3.1 million in 2013, $3.7 million in 2014, $3.7 million in 2015, $3.7 million in 2016, $3.7 million in 2017 and $2.5 million in 2018 and thereafter.
The Company entered into a Tax Receivable Agreement (“TRA”) with the Company's Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. In accordance with the TRA, the Company paid $27.2 million, including $0.3 million of applicable interest, in the second quarter of 2012. See Note 18.

16.	Fair Value Measurements
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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$416.8	$416.8	$—	$—
Option contracts	0.3	—	—	0.3
Total assets	$417.1	$416.8	$—	$0.3

Total liabilities	$—	$—	$—	$—

Notes to Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2011
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$343.3	$343.3	$—	$—
Option contracts	1.0	—	—	1.0
Total assets	$344.3	$343.3	$—	$1.0

Option contracts	0.7	$—	$—	$0.7
Total liabilities	$0.7	$—	$—	$0.7
Cash and cash equivalents at December 31, 2012 and December 31, 2011 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions. The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2012 and 2011.

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

Notes to Financial Statements—(Continued)

The following table presents the Company’s activity for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fuel Derivatives
(in millions)
Balance at January 1, 2010	$1.4
Total realized or unrealized gains (losses) included in earnings, net	3.5
Settlements, net	(1.4)
Balance at December 31, 2010	3.5
Total realized or unrealized gains (losses) included in earnings, net	4.2
Settlements, net	(7.4)
Balance at December 31, 2011	0.3
Total realized or unrealized gains (losses) included in earnings, net	(0.2)
Settlements, net	0.2
Balance at December 31, 2012	$0.3
The Company records the fair value adjustment of its aircraft fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective date.

17.	Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation (DOT) area are summarized below:

	2012	2011	2010
	(in millions)
DOT—domestic	$1,135.1	$900.1	$625.0
DOT—Latin America	183.3	171.1	156.3
Total	$1,318.4	$1,071.2	$781.3
During 2012, 2011, and 2010, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

18.	Initial Public Offering and Tax Receivable Agreement
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
The Company entered into the TRA with the Pre-IPO Stockholders effective immediately prior to the consummation of the IPO. Under the TRA, the Company is obligated to pay to the Pre-IPO Stockholders an amount equal to 90% of the cash savings in federal income tax realized by it by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by the Company as of March 31, 2011. Cash tax savings generally will be computed by comparing actual federal income tax liability to the amount of such taxes that the Company would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA, the Company recorded a liability with an offsetting reduction to additional paid in capital. During 2012, management adjusted

Notes to Financial Statements—(Continued)

for an immaterial error in the original estimation of the liability. This adjustment reduced the liability with an offset to additional paid in capital.
The term of the TRA will continue until the first to occur of (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company. The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in the future and any future limitations that may be imposed on the Company's ability to use the Pre-IPO NOLs. The Company paid $27.2 million, or 90% of the tax savings realized from the utilization of NOLs in 2011, including $0.3 million of applicable interest in 2012 related to the TRA. As of December 31, 2012 an estimated remaining cash benefit of $8.0 million is expected to be paid to the Pre-IPO Stockholders under the terms of the TRA in 2013.
19. Quarterly Financial Data (Unaudited)
Quarterly results of operations for the year ended December 31, 2012 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2012
Operating revenue	$301,495	$346,308	$342,317	$328,268
Operating income	37,244	55,132	49,681	31,933
Net income	23,419	34,591	30,884	19,566
Basic earnings per share	0.32	0.48	0.43	0.27
Diluted earnings per share	0.32	0.48	0.43	0.27

2011
Operating revenue	$232,662	$275,891	$288,714	$273,919
Operating income	26,844	34,959	44,556	38,023
Net income	7,883	16,917	27,657	23,991
Basic earnings per share	0.30	0.41	0.38	0.33
Diluted earnings per share	0.30	0.41	0.38	0.33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited the accompanying balance sheets of Spirit Airlines, Inc. as of December 31, 2012 and 2011, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spirit Airlines, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit Airlines, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 25, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited Spirit Airlines, Inc's internal control over financial reporting as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spirit Airlines, Inc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Spirit Airlines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheet of Spirit Airlines, Inc. as of December 31, 2012 and 2011, and the related statement of operations, shareholders equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012 of Spirit Airlines, Inc. and our report dated February 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 25, 2013

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2012. Ernst & Young LLP's report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2013 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2013 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2013 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2013 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2013 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2013 Proxy Statement, our 2013 Proxy Statement shall not be deemed to be filed as part of this Report.

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

SPIRIT AIRLINES, INC.
Date: February 25, 2013	By:	/s/ B. Ben Baldanza
B. Ben Baldanza
President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints B. Ben Baldanza, Edward Christie and Thomas Canfield, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ B. Ben Baldanza	President and Chief Executive Officer (principal executive officer)	February 25, 2013
B. Ben Baldanza
/s/ Edward M. Christie	Chief Financial Officer (principal financial and accounting officer)	February 25, 2013
Edward M. Christie
/s/ William A. Franke	Director (Chairman of the Board)	February 25, 2013
William A. Franke
/s/ Carlton D. Donaway	Director	February 25, 2013
Carlton D. Donaway
/s/ David G. Elkins	Director	February 25, 2013
David G. Elkins
/s/ H. McIntyre Gardner	Director	February 25, 2013
H. McIntyre Gardner
/s/ Robert D. Johnson	Director	February 25, 2013
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 25, 2013
Barclay G. Jones
/s/ Stuart I. Oran	Director	February 25, 2013
Stuart I. Oran
/s/ Horacio Scapparone	Director	February 25, 2013
Horacio Scapparone
/s/ John R. Wilson	Director	February 25, 2013
John R. Wilson

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.33†
Side Letter No. 6 to the Fleet Hour Agreement, dated March 10, 2011 (as amended by Amendment No. 1 to Side Letter No. 6, effective as of January 31, 2012), by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, filed as Exhibit 10.33 to the Company's Form 10-K dated February 23, 2012, is hereby incorporated by reference.

10.34
Separation Agreement, effective March 26, 2012, by and between Spirit Airlines, Inc. and David Lancelot, filed as Exhibit 10.1 to the Company's Form 10-Q dated May 1, 2012, is hereby incorporated by reference.

10.35
Letter Agreement, effective April 16, 2012, by and between Spirit Airlines, Inc. and Edward M. Christie, III, filed as Exhibit 10.2 to the Company's Form 10-Q dated May 1, 2012, is hereby incorporated by reference.

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

+	Indicates a management contract or compensatory plan or arrangement.
**
Exhibit 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

***
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these Sections.