Form 10-Q
period 2013-03-31
Spirit Airlines, Inc.
filed 2013-04-30
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 22, 2013:

Class	Number of Shares
Common Stock, $0.0001 par value	72,637,803

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per-share data)

	Three Months Ended March 31,
	2013	2012
Operating revenues:
Passenger	$218,897	$180,078
Non-ticket	151,540	121,417
Total operating revenue	370,437	301,495

Operating expenses:
Aircraft fuel	131,666	108,725
Salaries, wages and benefits	61,497	52,654
Aircraft rent	41,072	32,873
Landing fees and other rents	18,056	15,114
Distribution	15,681	14,201
Maintenance, materials and repairs	11,780	9,929
Depreciation and amortization	6,324	2,870
Other operating	34,499	27,508
Loss on disposal of assets	170	449
Special charges (credits)	23	(72)
Total operating expenses	320,768	264,251

Operating income	49,669	37,244

Other (income) expense:
Interest expense	9	540
Capitalized interest	(9)	(540)
Interest income	(116)	(415)
Other expense	101	43
Total other (income) expense	(15)	(372)

Income before income taxes	49,684	37,616
Provision for income taxes	19,130	14,197

Net income	$30,554	$23,419
Basic earnings per share	$0.42	$0.32
Diluted earnings per share	$0.42	$0.32
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$483,484	$416,816
Accounts receivable, net	24,616	22,740
Deferred income taxes	12,874	12,591
Other current assets	84,156	95,210
Total current assets	605,130	547,357

Property and equipment:
Flight equipment	4,289	2,648
Ground and other equipment	45,715	43,580
Less accumulated depreciation	(19,595)	(17,825)
	30,409	28,403
Deposits on flight equipment purchase contracts	109,719	96,692
Aircraft maintenance deposits	137,239	122,379
Deferred heavy maintenance	91,371	80,533
Other long-term assets	45,884	44,520
Total assets	$1,019,752	$919,884

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,527	$24,166
Air traffic liability	175,803	131,414
Other current liabilities	149,933	121,314
Total current liabilities	343,263	276,894

Long-term deferred income taxes	36,031	33,216
Deferred credits and other long-term liabilities	25,659	27,239
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	506,558	504,527
Treasury stock	(1,472)	(1,151)
Retained earnings	109,706	79,152
Total shareholders’ equity	614,799	582,535
Total liabilities and shareholders’ equity	$1,019,752	$919,884
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$85,193	$79,674

Investing activities:
Pre-delivery deposits for flight equipment, net of refunds	(15,127)	(409)
Purchase of property and equipment	(10,588)	(7,970)
Net cash used in investing activities	(25,715)	(8,379)

Financing activities:
Proceeds from options exercised	449	213
Proceeds from sale leaseback transactions	6,900	5,627
Excess tax benefits from share-based compensation	162	825
Repurchase of common stock	(321)	(457)
Net cash provided by financing activities	7,190	6,208

Net increase in cash and cash equivalents	66,668	77,503
Cash and cash equivalents at beginning of period	416,816	343,328
Cash and cash equivalents at end of period	$483,484	$420,831

Supplemental disclosures
Cash payments for:
Interest	$9	$12
Taxes	$932	$1,486
The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the “Company”). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.
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
In December 2011, the FASB issued amendments to Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in this update are designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (a) offset in accordance with certain right to set-off conditions prescribed by current accounting guidance or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current accounting guidance. On January 1, 2013, the Company adopted ASU 2011-11.

3.	Special Charges and Credits
Ronald Reagan National Airport Exit Charges
Special charges and credits for the three months ended March 31, 2013 mainly included exit charges related to the early termination of the Company's lease at Ronald Reagan National Airport (“DCA”) due to the relocation of business activities from DCA to Baltimore Washington International Airport ("BWI") in the third quarter of 2012.
Secondary Offering Costs
On January 25, 2012, certain stockholders of the Company, including affiliates of Oaktree and Indigo Partners, LLC ("Indigo") and certain members of the Company's executive team, sold an aggregate of 12,650,000 shares of common stock in an underwritten public offering. The Company incurred a total of $1.3 million in costs between 2011 and 2012 related to this offering, of which $0.2 million were incurred during the first quarter of 2012. These costs were offset by reimbursements from certain selling shareholders of $0.6 million in accordance with the Fourth Amendment to the Second Amended and Restated Investor Rights Agreement, of which were $0.3 million were received during the first quarter of 2012. Accordingly, special charges and credits in the Company's Statement of Operations for the three months ended March 31, 2012 were $(0.1) million. The Company did not receive any proceeds from this offering.

Notes to Condensed Financial Statements—(Continued)

4.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2013	2012
	(in thousands, except per-share amounts)
Numerator
Net income	$30,554	$23,419
Denominator
Weighted-average shares outstanding, basic	72,486	72,292
Effect of dilutive stock awards	318	207
Adjusted weighted-average shares outstanding, diluted	72,804	72,499
Net Income per Share
Basic earnings per common share	$0.42	$0.32
Diluted earnings per common share	$0.42	$0.32
As of March 31, 2013, there were no anti-dilutive stock awards. As of March 31, 2012, there were 12,000 anti-dilutive awards excluded from the computation of diluted earnings per common share.

5.	Accrued Liabilities
Other current liabilities as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
	(in thousands)
Aircraft maintenance	34,881	22,319
Federal excise and other passenger taxes and fees payable	27,507	23,401
Salaries and wages	20,933	21,057
Airport expenses	15,919	16,024
Income tax payable	10,437	—
Aircraft and facility rent	8,074	8,020
Tax receivable agreement	7,987	7,987
Fuel	7,277	11,219
Other	16,918	11,287
Accrued liabilities	$149,933	$121,314

6.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings, and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of March 31, 2013, the Company was not required to post collateral for these instruments.

The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. Fair value of the instruments is determined using standard option valuation models.

Notes to Condensed Financial Statements—(Continued)

The Company chose not to elect hedge accounting on any derivative instruments entered into during the three months ended March 31, 2013 and 2012 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.
The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Into-plane fuel cost	$128,713	$110,918
Settlement losses (gains)	(428)	(2,451)
Unrealized mark-to-market losses (gains)	3,381	258
Aircraft fuel	$131,666	$108,725
All realized gains and losses are reflected in the accompanying statements of cash flows in cash flow from operating activities.
As of March 31, 2013 and December 31, 2012, the Company had fuel hedges using jet fuel swaps and collars, respectively, as the underlying commodity. As of March 31, 2013, the Company had agreements in place to protect the refining price risk between the price of crude oil and the price of refined jet fuel for approximately 70% of its anticipated fuel consumption during peak hurricane season (August through October). As of December 31, 2012, the Company had agreements in place to protect 7.8 million gallons or approximately 5% of its 2013 anticipated fuel consumption at a weighted-average ceiling and floor price of $3.09 and $2.84 per gallon, respectively.

7.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2013, firm aircraft orders with Airbus and a third party consisted of 102 A320 family aircraft (52 of the existing aircraft model and 50 A320neos), and engine orders with International Aero Engines consisted of two spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery from 2013 through 2021, and spare engines are scheduled for delivery from 2014 through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $248 million for the remainder of 2013, $354 million in 2014, $524 million in 2015, $501 million in 2016, $607 million in 2017, and $2,336 million in 2018 and beyond. We have secured financing commitments for our next five aircraft deliveries which are scheduled for delivery in 2013. We do not have financing commitments in place for the remaining 97 aircraft currently on firm order which are scheduled for delivery in 2014 through 2021.
During the first three months of 2013, the Company took delivery of four aircraft, two of which were financed via direct operating leases and the remaining two under sale and leaseback transactions with third party aircraft lessors. The two sale and leaseback transactions resulted in net deferred losses of $0.4 million. Deferred losses are included in other long-term assets on the accompanying balance sheet. Deferred losses will be recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying balance sheet. Deferred gains will be recognized as an decrease to rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $12.0 million in pre-delivery deposits from Airbus during the three months ended March 31, 2013. The refunded pre-delivery deposits have been disclosed in the accompanying statements of cash flows as investing activities within pre-delivery deposits for flight equipment, net of refunds. In addition, the Company entered into sale and leaseback transactions with third-party lessors for the sale and leaseback of one V2500 IAE International Aero Engines AG engine. Cash outflows related to the purchase of the engine have been disclosed in the accompanying statements of cash flows as investing activities within purchases of property and equipment and the cash inflows from the sale of the engine as financing activities within proceeds received from sale lease back transactions. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the

Notes to Condensed Financial Statements—(Continued)

Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as additional rent expense when it is probable that such amounts will be paid to the lessor. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

Future minimum lease payments under noncancelable operating leases as of March 31, 2013 and the periods in which payments are due were as follows:

Operating Lease Obligations
(in thousands)
Remainder of 2013	$135,348
2014	177,788
2015	176,200
2016	169,458
2017	143,969
2018 and thereafter	438,513
Total minimum lease payments	$1,241,276
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Maintenance reserve payments are either fixed contractual amounts or utilization based. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $7.7 million for the remainder of 2013, $10.6 million in 2014, $11.0 million in 2015, $11.4 million in 2016, $11.1 million in 2017, and $40.0 million in 2018 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.
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
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges, and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. If the Company fails to satisfy certain liquidity and other financial covenants, the processing agreements provide the processors the right to require the Company to maintain cash collateral equal to approximately 100% of the Company's air traffic liability, resulting in a commensurate reduction of unrestricted cash. As of March 31, 2013 and December 31, 2012, the Company continued to be in compliance with its credit card processing agreements, and the processors were holding back $0 of remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of March 31, 2013 and December 31, 2012, was $197.0 million and $144.8 million, respectively.

Notes to Condensed Financial Statements—(Continued)

Employees
Approximately 56% of the Company’s employees are covered under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements as of March 31, 2013.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	22%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	33%
Dispatchers	Transport Workers Union (TWU)	July 2012	1%
The Company is currently in negotiations with both the AFA-CWA and the TWU to reach new collective bargaining agreements.
The Company is self-insured for health care claims for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $1.9 million and $1.9 million for health care claims as of March 31, 2013 and December 31, 2012, respectively.
Other
The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of March 31, 2013: $3.1 million for the remainder of 2013, $3.7 million in 2014, $3.7 million in 2015, $3.7 million in 2016, $3.7 million in 2017, and $2.5 million in 2018.

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
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes several valuation techniques in order to assess the fair value of the Company’s financial assets and liabilities. The Company’s fuel derivative contracts, which consist of costless collar contracts and swap agreements, are valued using energy and commodity market data, which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Notes to Condensed Financial Statements—(Continued)

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$483.5	$483.5	$—	$—
Total assets	$483.5	$483.5	$—	$—

Jet fuel swaps	$3.1	$—	$3.1	$—
Total liabilities	$3.1	$—	$3.1	$—

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$416.8	$416.8	$—	$—
Option contracts	0.3	—	—	0.3
Total assets	$417.1	$416.8	$—	$0.3

Total liabilities	$—	$—	$—	$—

Cash and cash equivalents at March 31, 2013 and December 31, 2012 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2013 and the year ended December 31, 2012.
The Company did not elect hedge accounting on any of the derivative instruments, and as a result, changes in the fair values of these fuel hedge contracts are recorded each period in fuel expense. Fair values of the instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. All derivative instruments are presented on a gross basis in the table above. The Company determines the fair value of fuel derivative option contracts utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.
The fair value of the Company's jet fuel swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of the Company's aircraft fuel option contracts are unobservable (principally implied volatility), the Company has categorized these instruments as Level 3.
The Company's Valuation Group is made up of individuals from the Company's Risk Management, Treasury and Corporate Accounting departments. The Valuation Group is responsible for the Company's valuation policies, procedures and execution thereof. The Company's Valuation Group reports to the Company's Chief Financial Officer and Audit Committee, who approve all derivative transactions. The Valuation Group compares the results of the Company's internally developed valuation methods with counterparty reports at each balance sheet date and assesses the Company's valuation methods for accurateness and identifies any needs for modification.

Notes to Condensed Financial Statements—(Continued)

The following table presents the Company’s activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Aircraft Fuel Option Contracts Activity for the Three Months Ended March 31, 2013
(in millions)
Balance at December 31, 2012	$0.3
Total realized or unrealized gains (losses) included in earnings, net	—
Settlements, net	(0.3)
Balance at March 31, 2013	$—

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
On May 9, 2011, the Company's board of directors adopted, and the Company's stockholders approved, the 2011 Equity Incentive Award Plan, or 2011 Plan. Under the 2011 Plan, 3,000,000 new shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance share awards and other stock-based awards, plus the number of shares remaining available for future awards under our 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under the Company's 2005 Stock Plan that are forfeited or lapse unexercised and which, following the effective date of the 2011 Plan, are not issued under the Company's 2005 Stock Plan. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of March 31, 2013 and December 31, 2012, 2,763,253 and 2,689,490 shares of the Company’s common stock, respectively, remained available for future issuance under the 2011 Plan.
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
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service, and have ten-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during the three months ended March 31, 2013 or 2012. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
Stock-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations and amounted to $1.4 million and $0.2 million for the three months ended March 31,

Notes to Condensed Financial Statements—(Continued)

2013 and 2012, respectively. During the three months ended March 31, 2013 and 2012, there was $0.5 million and $0.1 million tax benefit recognized in income, respectively.
A summary of share option activity under the 2011 Plan as of March 31, 2013 and changes during the three months ended March 31, 2013 is presented below:

	Number of Shares	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2012	247,650	9.59	8.0	2,015
Exercised	(45,450)	9.87
Forfeited or expired	(56,250)	12.15
Outstanding at March 31, 2013	145,950	8.52	7.5	2,457
Exercisable at March 31, 2013	61,450	7.99	7.4	1,067
Vested or Expected to Vest at March 31, 2013	143,817	8.51	7.5	2,423

The total intrinsic value of share options exercised during the three months ended March 31, 2013 was $0.7 million.
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of March 31, 2013 and changes during the three months ended March 31, 2013 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2012	449,629	16.93
Vested	(68,523)	19.86
Forfeited	(12,094)	19.97
Outstanding at March 31, 2013	369,012	16.30
There were 0 and 251,192 restricted stock shares granted during the three months ended March 31, 2013 and 2012, respectively. The total fair value of restricted stock shares vested during the three months ended March 31, 2013 and 2012 was $1.4 million and $1.6 million, respectively.
As of March 31, 2013 and 2012, there was $5.6 million and $5.9 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock and options expected to be recognized over a weighted-average period of 3.0 years and 3.4 years, respectively.
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
The following table summarizes the Company’s performance share awards for three months ended March 31, 2013:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2012	280,907	20.30
Granted	—	—
Vested	—	—
Forfeited	(7,500)	20.07
Outstanding at March 31, 2013	273,407	20.30
As of March 31, 2013, there was $5.8 million of total unrecognized compensation cost related to performance share awards. The unrecognized cost is expected to be recognized over 1.8 years.

10.	Tax Receivable Agreement
The Company entered into the Tax Receivable Agreement (TRA) with the Pre-IPO Stockholders (as defined in the TRA) effective immediately prior to the consummation of the Company's IPO. Under the TRA, the Company is obligated to pay the Pre-IPO Stockholders an amount equal to 90% of the cash savings in federal income tax realized by it by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by the Company as of March 31, 2011. Cash tax savings generally will be computed by comparing actual federal income tax liability to the amount of such taxes that the Company would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA, the Company recorded a liability with an offsetting reduction to additional paid-in-capital.
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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines is an ultra low-cost, low-fare airline based in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus fleet currently operates more than 200 daily flights to over 50 destinations in the United States, Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE".

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally through offering low base fares and charging separately for select optional services, thereby allowing customers the freedom to save by choosing only the extras they value. We have unbundled components of our air travel service that have traditionally been included in base fares, such as baggage and advance seat selection, and offer them as optional, ancillary services (which we record in our financial statements as non-ticket revenue) as part of a strategy to enable our passengers to identify, select, and pay only for the services they want to use.

We are focused on price-sensitive travelers who pay for their own travel, and our business model is designed to deliver what we believe our customers want: low fares. We aggressively use low fares to stimulate air travel demand in order to increase passenger volume, load factors, and non-ticket revenue on the flights we operate. Higher passenger volumes and load factors help us sell more ancillary products and services, which in turn allows us to reduce the base fare we offer even further, stimulating additional demand. We strive to be recognized by our customers and potential customers as the low-fare leader in the markets we serve.

We compete based on total price. We believe other airlines have used an all-inclusive price concept to effectively raise total prices to consumers, rather than lowering fares by unbundling each product or service. For example, carriers that tout “free bags” have included the cost of checking bags in the total ticket price, which does not allow passengers to see how much they would save if they did not check luggage. We believe that we and our customers benefit when we allow our customers to know the total price of their travel by breaking out the cost of optional products or services. Before they pay, our customers are easily able to compare the total cost of flying with us versus flying with another airline.

We allow our customers to see all available options and their prices prior to purchasing a ticket, and this full transparency illustrates that our total prices are lower, on average, than our competitors, even when options are included.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month period ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012	Percent Change
Operating Statistics (unaudited) (A):
Average aircraft	46.6	38.3	21.7%
Aircraft at end of period	49	40	22.5%
Airports served in the period	52	50	4.0%
Average daily aircraft utilization (hours)	12.6	12.8	(1.6)%
Average stage length (miles)	941	912	3.2%
Block hours	52,850	44,473	18.8%
Passenger flight segments (thousands)	2,768	2,349	17.8%
Revenue passenger miles (RPMs) (thousands)	2,661,491	2,194,350	21.3%
Available seat miles (ASMs) (thousands)	3,127,214	2,589,014	20.8%
Load factor (%)	85.1%	84.8%	0.3 pts
Average ticket revenue per passenger flight segment ($)	79.09	76.65	3.2%
Average non-ticket revenue per passenger flight segment ($)	54.75	51.68	5.9%
Total revenue per passenger flight segment ($)	133.84	128.33	4.3%
Average yield (cents)	13.92	13.74	1.3%
RASM (cents)	11.85	11.65	1.7%
CASM (cents)	10.26	10.21	0.5%
Adjusted CASM (cents)	10.14	10.18	(0.4)%
Adjusted CASM ex fuel (cents)	6.04	5.99	0.8%
Fuel gallons consumed (thousands)	38,628	32,730	18.0%
Average economic fuel cost per gallon ($)	3.32	3.31	0.3%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the first quarter of 2013, we achieved a 13.4% operating margin, an increase of 1.0 point compared to the prior year period. We generated pre-tax earnings of $49.7 million and net earnings of $30.6 million on operating revenues of $370.4 million. For the first quarter of 2012, we generated pre-tax earnings of $37.6 million and net earnings of $23.4 million on operating revenues of $301.5 million, and achieved a 12.4% operating margin.
Our Adjusted CASM ex fuel for the first quarter of 2013 was 6.04 cents, a 0.8% increase year-over-year. The increase on a per-unit basis is primarily due to increases in depreciation and amortization expenses related to amortization of heavy maintenance events on our aircraft. We use the deferral method of accounting for scheduled heavy maintenance checks, and therefore, once the event is performed, we capitalize the associated costs and amortize the expense over time until the earlier of the end of the remaining lease term or until the next scheduled heavy maintenance event. We also experienced higher passenger re-accommodation expenses associated with slightly higher flight cancellations and higher deicing expenses due to more winter storms during the first quarter of 2013 compared to the prior year period. These increases were partially offset by efficiency benefits resulting in lower labor and distribution expenses on a per unit basis.
As of March 31, 2013, we had 49 Airbus A320-family aircraft in our fleet comprised of 29 A319s, 18 A320s, and two A321s. With the scheduled delivery of five A320s for the remainder of 2013, we expect to end 2013 with 54 aircraft in the fleet. All of our current aircraft are financed under operating leases.

Comparison of three months ended March 31, 2013 to three months ended March 31, 2012
Revenue
Operating revenue increased $68.9 million, or 22.9%, to $370.4 million in the first quarter of 2013 as we achieved an 85.1% load factor on an increase in traffic of 21.3%.
Total revenue per passenger flight segment increased 4.3% from $128.33 in the first quarter of 2012 to $133.84 in the first quarter of 2013, driven by strong first quarter results due to Easter occurring in March of this year as compared to April last year. Our average ticket fare per passenger flight segment increased slightly from $76.65 to $79.09, or 3.2%, compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $51.68 to $54.75, a 5.9% increase compared to the prior year period.
Non-ticket revenue represented 40.9% of total revenue in the first quarter of 2013 compared to 40.3% in the first quarter of 2012, reflecting the continued optimization, development, and maturation of our ancillary revenues streams.
Operating Expenses
Operating expense increased in the first quarter of 2013 by $56.5 million compared to the first quarter of 2012 primarily due to our 20.8% capacity growth as well higher amortization of our heavy maintenance events on our aircraft.
Fuel, our largest operating cost as a percentage of operating expenses, increased due to an 18.0% increase in fuel gallons consumed as a result of block hours increasing 18.8% year-over-year. Aircraft fuel expense includes both into-plane expense (defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expense. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market and refining costs, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any derivative instruments during the first quarter of 2013 and 2012 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

Aircraft fuel expense for the first quarter of 2013 increased $22.9 million, or 21.1%, compared to the first quarter of 2012. The elements of the changes are illustrated in the following table:

	Three Months Ended March 31,		Percent Change
	2013	2012
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$128,713	$110,918	16.0%
Cash received from settled derivatives, net of cash settlements paid	(428)	(2,451)	(82.5)%
Economic fuel expense	128,285	108,467	18.3%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	3,381	258	1,210.5%
Aircraft fuel expense (per Statement of Operations)	$131,666	$108,725	21.1%
Fuel gallons consumed	38,628	32,730	18.0%
Economic fuel cost per gallon	$3.32	$3.31	0.3%
Into-plane fuel cost per gallon	$3.33	$3.39	(1.8)%
Our fuel purchasing is largely concentrated in the southeast United States with Fort Lauderdale being the highest volume fueling point in our system. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. The into-plane fuel cost per gallon decreased by 1.8%. Gulf Coast jet fuel prices are impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel.
We track economic fuel expense, which we define as into-plane fuel expense plus or minus the cash we paid or received from hedge counterparties for expiring positions that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is unrealized mark-to-market changes. When we refer to economic fuel expense, we include realized gains or losses only when they are settled through a cash payment to or from our derivative contract counterparties. We believe this is the best measure of the effect fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate airline results using this measure, and it is used in our internal management reporting. Total net gain recognized for hedges that settled during the first quarter of 2013 was $0.4 million, compared to a net gain of $2.5 million in the prior year period. These amounts represent the net cash received for the settlement of hedges.
As of March 31, 2013, we had fuel hedges using jet fuel swaps as the underlying commodity. As of March 31, 2013, we had agreements in place to protect the refining price risk between the price of crude oil and the price of refined jet fuel for approximately 70% of our anticipated fuel consumption during peak hurricane season (August through October).

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended March 31, 2013 and 2012, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Three Months Ended March 31,		Per-ASM Change	Percent Change
	2013	2012
	(in cents, except for percentages)
Aircraft fuel	4.21	4.20	0.01	0.2%
Salaries, wages, and benefits	1.97	2.03	(0.06)	(3.0)%
Aircraft rent	1.31	1.27	0.04	3.1%
Landing fees and other rents	0.58	0.58	—	—%
Distribution	0.50	0.55	(0.05)	(9.1)%
Maintenance, materials and repairs	0.38	0.38	—	—%
Depreciation and amortization	0.20	0.11	0.09	81.8%
Other operating	1.10	1.06	0.04	3.8%
Loss on disposal of assets	0.01	0.02	(0.01)	(50.0)%
Special charges (credits)	—	—	—	N/A
CASM	10.26	10.21	0.05	0.5%
Adjusted CASM (1)	10.14	10.18	(0.04)	(0.4)%
Adjusted CASM ex fuel (2)	6.04	5.99	0.05	0.8%

(1)	Excludes mark-to-market losses of 0.11 cents and losses of less than 0.01 cents per-ASM for the three months ended March 31, 2013 and 2012, respectively.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses.
Our Adjusted CASM ex fuel for the first quarter of 2013 was up 0.8% as compared to the same period in 2012. During the first quarter of 2013, we incurred an increase in deferred heavy aircraft maintenance events, which in turn resulted in higher heavy maintenance amortization expense for the quarter. We also incurred higher other operating expenses during the first quarter of 2013, driven by higher costs associated with passenger re-accommodations related to flight cancellations and higher deicing expense due to an increase in winter storms in the first quarter of 2013. These increases were partially offset by efficiency benefits resulting in lower labor and distribution expenses on a per unit basis, as well as an increase in our average stage length.
Labor costs for the first quarter of 2013 increased $8.8 million, or 16.8%, compared to the first quarter of 2012, primarily driven by a 21.8% increase in our pilot and flight attendant workforce resulting from the introduction of nine new aircraft since the first quarter of 2012. On a per-ASM basis, labor costs decreased because growth in capacity outpaced our increases in labor costs for the period.
Aircraft rent expense for the first quarter of 2013 increased by $8.2 million, or 24.9%, compared to the first quarter of 2012. This increase was primarily driven by the delivery of nine new aircraft subsequent to the end of the first quarter of 2012. All aircraft were financed through operating leases. On a per-ASM basis, aircraft rent expense increased due to longer than usual time required to perform additional work needed to conform the new aircraft deliveries to our operating specifications.
Landing fees and other rents for the first quarter of 2013 increased $2.9 million, or 19.5%, as compared to the first quarter of 2012 primarily due to a 15.4% increase in departures. On a per-ASM basis, landing fees and other rents remained relatively flat in the first quarter of 2013 as compared to the first quarter of 2012.
Distribution costs increased by $1.5 million, or 10.4%, in the first quarter of 2013 as compared to the first quarter of 2012. The increase is primarily due to increased sales volume and an increase of approximately 5.6 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than selling directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs. The decrease on a per unit basis is primarily due to an approximate 2% decrease in credit card fee rates period-over-period.
Maintenance costs for the first quarter of 2013 increased by $1.9 million, or 18.6%, compared to the prior year period. The increase in maintenance costs is mostly due to the aging of our fleet, which requires more comprehensive work during routine scheduled maintenance, as well as the timing of the mix of maintenance checks performed during the first quarter of 2013 as compared to the first quarter of 2012. Maintenance expense is expected to increase significantly as our fleet continues to grow and age, resulting in the need for additional repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event. The amortization of heavy maintenance costs was $4.5 million and $1.4 million for the first quarters of 2013 and 2012, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $16.2 million and $11.9 million for the first quarters of 2013 and 2012, respectively.
Depreciation and amortization increased by $3.5 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the first quarter of 2013 compared to the prior year period.
Other operating expense for the first quarter of 2013 increased by $7.0 million, or 25.4%, compared to the first quarter of 2012, primarily due to an increase in departures of 15.4% which lead to increases in variable operating expenses such as ground handling and security expense. The increase on a per-ASM basis of 3.8% is primarily due to higher costs associated with passenger re-accommodations related to flight cancellations and higher deicing expense due to an increase in winter storms in the first quarter of 2013.

Other income (expenses)
Interest expense and corresponding capitalized interest in the first quarter of 2012 primarily relates to interest on pre-delivery deposits.

Income Taxes
Our effective tax rate for the first quarter of 2013 was 38.5% compared to 37.7% for the first quarter of 2012. In arriving at these rates, we considered a variety of factors, including our forecast full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to that pre-tax income.

Liquidity and Capital Resources

Our primary source of liquidity is cash on hand and cash provided by operations. Our main uses of liquidity are for working capital needs, capital expenditures, pre-delivery deposits (“PDPs”) and maintenance reserves. Our total cash at March 31, 2013 was $483.5 million, an increase of $66.7 million from December 31, 2012.
Our most significant capital needs are to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During the first quarter of 2013, $12.0 million of PDPs have been returned related to delivered aircraft in the period, and we have paid $27.3 million for future deliveries of aircraft and spare engines. As of March 31, 2013, we have $109.7 million of PDPs on our balance sheet.
Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the first quarter of 2013, we paid $6.8 million in maintenance reserves, net of reimbursements, and as of March 31, 2013, we have $204.9 million ($67.6 million in other current assets and $137.2 million in prepaid aircraft maintenance to lessors) on our balance sheet.
We have secured financing commitments for our next five aircraft deliveries which are scheduled for delivery in 2013. We do not have financing commitments in place for the remaining 97 aircraft currently on firm order which are scheduled for delivery in 2014 through 2021. These future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
Net Cash Flows Provided By Operating Activities. Operating activities in the first quarter of 2013 provided $85.2 million in cash compared to $79.7 million provided in the first quarter of 2012. The increase is primarily due to an increase in net income for the first quarter of 2013 of $7.1 million compared to the prior year period.
Net Cash Flows Used In Investing Activities. During the first quarter of 2013, investing activities used $25.7 million, compared to $8.4 million used for the prior year period. The increase is mainly due to an increase in paid pre-delivery deposits, net of refunds, during the first quarter of 2013 compared to the prior year period, driven by the timing of aircraft deliveries.

Net Cash Provided By Financing Activities. During the first quarter of 2013, financing activities provided $7.2 million, compared to $6.2 million provided in the prior year period. The increase was mostly due to an increase in proceeds from sale leaseback transactions.

Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of March 31, 2013 and the periods in which payments are due (in millions):

	Remainder of 2013	2014 - 2015	2016 - 2017	2018 and beyond	Total
Operating lease obligations	$135	$354	$314	$439	$1,242
Flight equipment purchase obligations	248	878	1,109	2,336	4,571
Total future payments on contractual obligations (1)	$383	$1,232	$1,423	$2,775	$5,813

(1)	Does not include remaining contractual payments to the Pre-IPO Stockholders under the Tax Receivable Agreement(estimated to be approximately $8.0 million as of March 31, 2013). See Note 10.
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on actual flight hours. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $7.7 million in the remainder of 2013, $10.6 million in 2014, $11.0 million in 2015, $11.4 million in 2016, $11.1 million in 2017, and $40.0 million in 2018 and beyond.

Additionally, the Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of March 31, 2013: $3.1 million in remainder of 2013, $3.7 million in 2014, $3.7 million in 2015, $3.7 million in 2016, $3.7 million in 2017 and $2.5 million in 2018.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 49 of our aircraft are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 and 2025. Aircraft rent payments were $40.2 million and $33.3 million for the three months ended March 31, 2013 and March 31, 2012, respectively. Our aircraft lease payments for 44 of our aircraft are fixed-rate obligations. Five of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2013, our firm orders consisted of 102 A320 family aircraft (52 of the existing aircraft model A320s and 50 A320neos) with Airbus and a third-party, and engine orders with International Aero Engines consist of two spare V2500 IAE International Aero Engines AG engines. Aircraft are scheduled for delivery from 2013 through 2021, and spare engines are scheduled for delivery from 2014 through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft pre-delivery deposits, will be approximately $248 million for the remainder of 2013, $354 million in 2014, $524 million in 2015, $501 million in 2016, $607 million in 2017 and $2,336 million in 2018 and beyond.
As of March 31, 2013, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $3.7 million. As of March 31, 2012, we had lines of credit related to corporate credit cards of $8.6 million from which we had drawn $3.4 million.
As of March 31, 2013, we have lines of credit with counterparties to our jet fuel derivatives in the amount of $18.0 million. Of the $18.0 million in lines of credit, $5.0 million is provided exclusively for jet fuel derivatives, $10.0 million is provided exclusively for physical fuel delivery and the remaining $3.0 million is provided for either purpose. As of March 31, 2013, we had drawn $10.8 million for physical fuel delivery and had used $3.1 million on the remaining lines of credit. As of March 31, 2012, we had lines of credit with counterparties in the amount of $13.0 million. Of the $13.0 million in lines of credit, $5.0 million is provided exclusively for jet fuel derivatives, $5.0 million is provided exclusively for physical fuel delivery and the remaining $3.0 million is provided for either purpose. As of March 31, 2012, we had drawn $4.4 million for physical fuel delivery and had drawn not on the remaining lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery.
As of March 31, 2013, we have $4.6 million in uncollateralized surety bonds and a $10.0 million unsecured standby letter of credit facility of which $9.2 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding special charges (credits), loss on disposal of assets, and mark-to-market gains or losses, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, special charges (credits), and loss on disposal of assets, divided by ASMs.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2013 and 2012 represented 41.0% and 41.1% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we may enter into jet fuel swaps to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last 12 months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $49.5 million. To attempt to manage fuel price risk, from time to time we use jet fuel option contracts or swap agreements to mitigate a portion of the crack spread between crude and jet fuel. As of March 31, 2013, the Company had agreements in place to protect approximately 70% of its peak hurricane season (August through October) anticipated fuel consumption.
The fair value of our fuel derivative contracts as of March 31, 2013 and December 31, 2012 was a $3.1 million liability and a $0.3 million asset, respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of March 31, 2013, we believe the credit exposure related to these fuel forward contracts was negligible.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2012 would affect total aircraft rent expense in 2013 by less than $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
During the first quarter of 2013, we implemented SAP, a new Enterprise Resource Planning (ERP) system that replaced our financial reporting module. The Company has made appropriate changes to our internal controls over financial reporting to accommodate the implementation of the ERP system.
There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

The following is an update to Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012. For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2012 Form 10-K.
Risks Related to Our Industry
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
The FAA has announced the imposition of furloughs that will result in reduced staffing, including among air traffic controllers, in connection with its implementation of budget reductions related to the federal government's response to the so-called “sequester” of government funding. The first day affected by these furloughs was April 21, 2013, although the FAA has subsequently announced the suspension of the furloughs commencing on April 28 due to action by Congress that is awaiting the President's signature. We cannot predict the impact of any such furloughs on our business; however, any significant reduction in air traffic capacity in key airports in the U.S. served by us could have a material adverse effect on our operations and financial results.
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

SPIRIT AIRLINES, INC.

Date: April 30, 2013	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer