Form 10-Q
period 2013-06-30
Spirit Airlines, Inc.
filed 2013-07-26
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 19, 2013:

Class	Number of Shares
Common Stock, $0.0001 par value	72,620,546

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per-share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating revenues:
Passenger	$241,119	$211,812	$460,016	$391,890
Non-ticket	166,220	134,496	317,760	255,913
Total operating revenues	407,339	346,308	777,776	647,803

Operating expenses:
Aircraft fuel	135,251	120,233	266,917	228,958
Salaries, wages and benefits	64,456	53,489	125,953	106,143
Aircraft rent	41,915	36,060	82,987	68,933
Landing fees and other rents	21,346	17,066	39,402	32,180
Distribution	17,277	14,738	32,958	28,939
Maintenance, materials and repairs	15,202	13,115	26,982	23,043
Depreciation and amortization	7,604	3,327	13,928	6,197
Other operating	37,416	33,100	71,915	60,609
Loss on disposal of assets	91	33	261	482
Special charges (credits)	23	15	46	(57)
Total operating expenses	340,581	291,176	661,349	555,427

Operating income	66,758	55,132	116,427	92,376

Other (income) expense:
Interest expense	95	794	104	1,334
Capitalized interest	(95)	(794)	(104)	(1,334)
Interest income	(105)	(180)	(221)	(595)
Other expense	36	84	137	127
Total other (income) expense	(69)	(96)	(84)	(468)

Income before income taxes	66,827	55,228	116,511	92,844
Provision for income taxes	24,759	20,637	43,889	34,834

Net income	$42,068	$34,591	$72,622	$58,010
Basic earnings per share	$0.58	$0.48	$1.00	$0.80
Diluted earnings per share	$0.58	$0.48	$1.00	$0.80
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$524,905	$416,816
Accounts receivable, net	32,807	22,740
Deferred income taxes	16,967	12,591
Other current assets	101,933	95,210
Total current assets	676,612	547,357

Property and equipment:
Flight equipment	4,073	2,648
Ground and other equipment	47,735	43,580
Less accumulated depreciation	(21,285)	(17,825)
	30,523	28,403
Deposits on flight equipment purchase contracts	111,797	96,692
Aircraft maintenance deposits	143,631	122,379
Deferred heavy maintenance	102,332	80,533
Other long-term assets	42,166	44,520
Total assets	$1,107,061	$919,884

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,097	$24,166
Air traffic liability	205,786	131,414
Other current liabilities	151,516	121,314
Total current liabilities	380,399	276,894

Long-term deferred income taxes	43,554	33,216
Deferred credits and other long-term liabilities	24,670	27,239
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	508,745	504,527
Treasury stock	(2,088)	(1,151)
Retained earnings	151,774	79,152
Total shareholders’ equity	658,438	582,535
Total liabilities and shareholders’ equity	$1,107,061	$919,884
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2013	2012
Net cash provided by operating activities	$134,260	$97,420

Investing activities:
Proceeds from sale of slots	—	9,074
Pre-delivery deposits for flight equipment, net of refunds	(19,748)	4,738
Purchase of property and equipment	(13,816)	(19,218)
Net cash used in investing activities	(33,564)	(5,406)

Financing activities:
Proceeds from options exercised	555	303
Proceeds from sale and leaseback transactions	6,900	5,627
Payments to pre-IPO shareholders pursuant to tax receivable agreement	—	(26,905)
Excess tax benefits from share-based compensation	875	1,466
Repurchase of common stock	(937)	(856)
Net cash provided by (used in) financing activities	7,393	(20,365)

Net increase in cash and cash equivalents	108,089	71,649
Cash and cash equivalents at beginning of period	416,816	343,328
Cash and cash equivalents at end of period	$524,905	$414,977

Supplemental disclosures
Cash payments for:
Interest	$17	$287
Taxes	$44,806	$21,819
The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
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
In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01), to limit the scope of ASU 2011-11 and its new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and lending transactions. On January 1, 2013, the Company adopted ASU 2013-01 in conjunction with ASU 2011-11.

3.	Special Charges and Credits
Ronald Reagan National Airport Exit Charges
Special charges and credits for the six months ended June 30, 2013 primarily include exit charges related to the early termination of the Company's lease at Ronald Reagan National Airport (“DCA”) due to the relocation of business activities from DCA to Baltimore Washington International Airport ("BWI") in the third quarter of 2012.
Secondary Offering Costs
On January 25, 2012, certain stockholders of the Company, including affiliates of Oaktree Capital Management and Indigo Partners, LLC ("Indigo") and certain members of the Company's executive team, sold an aggregate of 12,650,000 shares of common stock in an underwritten public offering. The Company incurred a total of $1.3 million in costs between 2011 and 2012 related to this offering, of which $0.5 million were incurred during the six months ended June 30, 2012. These costs were offset by reimbursements from certain selling shareholders of $0.6 million in accordance with the Fourth Amendment to the Second Amended and Restated Investor Rights Agreement, of which $0.5 million was received during the six months ended June 30, 2012. The Company did not receive any proceeds from this offering.

Notes to Condensed Financial Statements—(Continued)

4.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands, except per-share amounts)
Numerator
Net income	$42,068	$34,591	$72,622	$58,010
Denominator
Weighted-average shares outstanding, basic	72,593	72,379	72,540	72,336
Effect of dilutive stock awards	399	205	358	206
Adjusted weighted-average shares outstanding, diluted	72,992	72,584	72,898	72,542
Net Income per Share
Basic earnings per common share	$0.58	$0.48	$1.00	$0.80
Diluted earnings per common share	$0.58	$0.48	$1.00	$0.80
As of June 30, 2013 and 2012, there were 1,545 and 26,000 anti-dilutive awards excluded from the computation of diluted earnings per common share, respectively.

5.	Accrued Liabilities
Other current liabilities as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
	(in thousands)
Federal excise and other passenger taxes and fees payable	$34,748	$23,401
Aircraft maintenance	24,331	22,319
Salaries and wages	21,942	21,057
Airport expenses	18,095	16,024
Fuel	14,697	11,219
Aircraft and facility rent	8,065	8,020
Fuel derivatives	8,049	—
Tax receivable agreement	7,979	7,987
Other	13,610	11,287
Accrued liabilities	$151,516	$121,314

6.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings, and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of June 30, 2013, the Company had $0.8 million posted as collateral for these instruments, presented as a reduction of other current liabilities on the accompanying balance sheet.

Notes to Condensed Financial Statements—(Continued)

The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. Fair value of the instruments is determined using standard option valuation models.

The Company chose not to elect hedge accounting on any derivative instruments entered into during the three and six months ended June 30, 2013 and 2012 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.
The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Into-plane fuel cost	$129,375	$116,622	$258,088	$227,539
Settlement losses (gains)	113	2,488	(315)	37
Unrealized mark-to-market losses (gains)	5,763	1,123	9,144	1,382
Aircraft fuel	$135,251	$120,233	$266,917	$228,958
All realized gains and losses are reflected in the accompanying statements of cash flows in cash flow from operating activities.
As of June 30, 2013 and December 31, 2012, the Company had fuel hedges using jet fuel swaps and collars using crude oil and refined products as the underlying commodities. As of June 30, 2013, the Company had agreements in place to protect the refining price risk between the price of crude oil and the price of refined jet fuel for approximately 71% of its anticipated refined fuel consumption during peak hurricane season (August through October) and agreements to protect an additional 17% of the anticipated jet fuel consumption for the third quarter of 2013. As of June 30, 2013, the Company had agreements in place to protect 7.7 million gallons or approximately 8.7% of its anticipated jet fuel consumption for the remainder of 2013 at a weighted-average ceiling and floor price of $2.95 and $2.68 per gallon, respectively. As of December 31, 2012, the Company had agreements in place to protect 7.8 million gallons or approximately 4.6% of its 2013 anticipated jet fuel consumption at a weighted-average ceiling and floor price of $3.09 and $2.84 per gallon, respectively.

7.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. On June 20, 2013, the Company entered into an amendment to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S., dated as of May 5, 2004 (Airbus Amendment) for the order of an additional 20 Airbus A321 aircraft. These aircraft are in addition to the 96 aircraft not yet delivered under Spirit's existing order with Airbus and will be scheduled for delivery between 2015 and 2017. In addition, the Airbus Amendment provides that 10 of the Company's existing Airbus A320 orders will be converted to Airbus A321 aircraft, which are scheduled to be delivered from 2017 through 2018. As of June 30, 2013, firm aircraft orders consisted of 116 A320 family aircraft (41 of the existing A320 model, 45 A320neos, and 30 of the existing A321 model) with Airbus, five direct operating leases for A320neos with a third party, and two spare engine orders for V2500 SelectOne™ engines with International Aero Engines AG. Aircraft are scheduled for delivery from 2013 through 2021, and spare engines are scheduled for delivery from 2014 through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $233 million for the remainder of 2013, $419 million in 2014, $834 million in 2015, $809 million in 2016, $808 million in 2017, and $2,346 million in 2018 and beyond. We have secured financing commitments with a third party for our next four aircraft deliveries from Airbus, which are scheduled for delivery in 2013. We do not have financing commitments in place for the remaining 112 Airbus firm aircraft orders scheduled for delivery in 2014 through 2021.
During the first six months of 2013, the Company took delivery of five aircraft, two of which were financed via direct operating leases and the remaining three under sale and leaseback transactions with third-party aircraft lessors. The three sale and leaseback transactions resulted in net deferred losses of $1.2 million. Deferred losses are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term

Notes to Condensed Financial Statements—(Continued)

of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $16.0 million in pre-delivery deposits from Airbus during the six months ended June 30, 2013. The refunded pre-delivery deposits have been disclosed in the accompanying statements of cash flows as investing activities within pre-delivery deposits for flight equipment, net of refunds. In addition, the Company entered into sale and leaseback transactions with third-party lessors for the sale and leaseback of one V2500 SelectOne™ International Aero Engines AG engine. Cash outflows related to the purchase of the engine have been disclosed in the accompanying statements of cash flows as investing activities within purchases of property and equipment and the cash inflows from the sale of the engine as financing activities within proceeds received from sale and leaseback transactions. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as additional rent expense when it is probable that such amounts will be paid to the lessor. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

Future minimum lease payments under noncancelable operating leases as of June 30, 2013 and the periods in which payments are due were as follows:

Operating Lease Obligations
(in thousands)
Remainder of 2013	$98,033
2014	188,853
2015	183,716
2016	173,323
2017	149,688
2018 and thereafter	529,144
Total minimum lease payments	$1,322,757
In June 2013, the Company extended the operating leases on 14 of its Airbus A319 aircraft, which were previously set to expire in 2017 through 2019. These extensions resulted in an additional $72.8 million of lease commitments through 2022.
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Maintenance reserve payments are either fixed contractual amounts or utilization based. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $5.1 million for the remainder of 2013, $10.6 million in 2014, $11.0 million in 2015, $11.4 million in 2016, $11.1 million in 2017, and $40.0 million in 2018 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.
Reservation System
The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of June 30, 2013: $1.9 million for the remainder of 2013, $3.9 million in 2014, $3.9 million in 2015, $3.9 million in 2016, $3.9 million in 2017, and $2.6 million in 2018 and thereafter.
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

Notes to Condensed Financial Statements—(Continued)

Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges, and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. If the Company fails to satisfy certain liquidity and other financial covenants, the processing agreements provide the processors the right to require the Company to maintain cash collateral up to approximately 100% of the Company's air traffic liability, resulting in a commensurate reduction of unrestricted cash. As of June 30, 2013 and December 31, 2012, the Company continued to be in compliance with its credit card processing agreements, and the processors were holding back $0 of remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of June 30, 2013 and December 31, 2012, was $236.9 million and $144.8 million, respectively.
Employees
Approximately 58% of the Company’s employees are covered under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements as of June 30, 2013.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	23%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	34%
Dispatchers	Transport Workers Union (TWU)	July 2012	1%
The Company is currently in negotiations with both the AFA-CWA and the TWU to reach new collective bargaining agreements.
The Company is self-insured for health care claims, up to a stop loss amount, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $2.0 million and $1.9 million for health care claims as of June 30, 2013 and December 31, 2012, respectively.

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

Notes to Condensed Financial Statements—(Continued)

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$524.9	$524.9	$—	$—
Total assets	$524.9	$524.9	$—	$—

Jet fuel swaps	$8.6	$—	$8.6	$—
Aircraft fuel option contracts	0.3	—	—	0.3
Total liabilities	$8.9	$—	$8.6	$0.3

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$416.8	$416.8	$—	$—
Aircraft fuel option contracts	0.3	—	—	0.3
Total assets	$417.1	$416.8	$—	$0.3

Total liabilities	$—	$—	$—	$—

Cash and cash equivalents at June 30, 2013 and December 31, 2012 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2013 and the year ended December 31, 2012.
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
The fair value of the Company's jet fuel swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of the Company's aircraft fuel option contracts are unobservable (principally implied volatility), the Company has categorized these instruments as Level 3. As of June 30, 2013 and December 31, 2012, the Company's outstanding aircraft fuel option contracts were jet fuel collars.
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

Notes to Condensed Financial Statements—(Continued)

The following table presents the Company’s activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Aircraft Fuel Option Contracts Activity for the Six Months Ended June 30, 2013
(in millions)
Balance at December 31, 2012	$0.3
Total realized or unrealized gains (losses) included in earnings, net	(0.3)
Settlements, net	(0.3)
Balance at June 30, 2013	$(0.3)

The Company records the fair value adjustment of its aircraft fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective date. As of June 30, 2013, the Company had $0.8 million posted as collateral against its jet fuel swaps, presented as a reduction of other current liabilities on the accompanying balance sheet.

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
On May 9, 2011, the Company's board of directors adopted, and the Company's stockholders approved, the 2011 Equity Incentive Award Plan, or 2011 Plan. Under the 2011 Plan, 3,000,000 new shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance share awards and other stock-based awards, plus the number of shares remaining available for future awards under our 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under the Company's 2005 Stock Plan that are forfeited or lapse unexercised. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of June 30, 2013 and December 31, 2012, 2,638,603 and 2,689,490 shares of the Company’s common stock, respectively, remained available for future issuance under the 2011 Plan.
Stock-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations for the three and six months ended June 30, 2013 and 2012, amounted to $1.4 million and $1.5 million, and $2.8 million and $1.7 million, respectively. During the three and six months ended June 30, 2013 and 2012, there was $0.5 million and $0.6 million, and $1.1 million and $0.6 million tax benefit recognized in income, respectively.
Restricted Stock
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
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of June 30, 2013 and changes during the six months ended June 30, 2013 is presented below:

Notes to Condensed Financial Statements—(Continued)

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2012	449,629	16.93
Granted	132,450	25.74
Vested	(146,460)	12.30
Forfeited	(53,994)	16.33
Outstanding at June 30, 2013	381,625	21.85
There were 132,450 and 298,692 restricted stock shares granted during the six months ended June 30, 2013 and 2012, respectively. The total fair value of restricted stock shares vested during the six months ended June 30, 2013 and 2012 was $3.5 million and $3.3 million, respectively.
As of June 30, 2013 and 2012, there was $7.4 million and $5.4 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over a weighted-average period of 3.0 years and 3.5 years, respectively.
Stock Options
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service, and have ten-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during the six months ended June 30, 2013 or 2012. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
A summary of share option activity under the 2011 Plan as of June 30, 2013 and changes during the six months ended June 30, 2013 is presented below:

	Number of Options	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2012	247,650	9.59	8.0	2,015
Exercised	(58,150)	9.53
Forfeited or expired	(94,250)	10.84
Outstanding at June 30, 2013	95,250	8.40	6.7	2,221
Exercisable at June 30, 2013	53,750	8.29	6.3	1,260
Vested or Expected to Vest at June 30, 2013	94,499	8.40	6.7	2,204

The total intrinsic value of share options exercised during the six months ended June 30, 2013 was $0.9 million.
As of June 30, 2013 and 2012, there was $0.1 million and $0.9 million, respectively, of total unrecognized compensation cost related to options expected to be recognized over a weighted-average period of 1.0 years and 2.5 years, respectively.

Performance Share Awards
During 2013 and 2012, the Company granted certain senior-level executives restricted stock units that vest based on market and service conditions as part of a long-term incentive plan, which are referred to herein as performance share awards. The number of shares of common stock underlying each award is determined at the end of a three-year performance period. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. At the end of the performance period, the percentage of the stock units that will vest will be determined by ranking the Company’s total shareholder return compared to the total shareholder return of 11 peer companies. Based on the level of performance, between 0% and 200% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the disability or

Notes to Condensed Financial Statements—(Continued)

death of a participant, the payout of any award is limited to a pro-rated portion of such award based upon a performance assessment prior to the change-in-control date or date of disability or death.
The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized on a straight-line basis over the performance period assuming that the requisite service is rendered regardless of whether the market conditions are achieved.
The grant date fair value of the performance share awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements. A summary of the variables used is presented below for grants occurring in the respective years:

	Weighted-Average at Grant Date 2013	Weighted-Average at Grant Date 2012
Expected volatility factor	0.41	0.39
Risk free interest rate	0.31%	0.45%
Expected term (in years)	2.72	2.75
Expected dividend yield	—%	—%
The volatility was based upon a weighted average of the volatility for the Company and the most recent volatility of its peers. The peer group used to calculate volatility is consistent with the group used for the traditional employee stock options. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated over the most recent period, which aligned with the performance period at the grant date for each respective grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its models for the six months ended June 30, 2013 and 2012.
The following table summarizes the Company’s performance share awards for six months ended June 30, 2013:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2012	280,907	20.30
Granted	107,750	25.76
Vested	—	—
Forfeited	(43,150)	21.09
Outstanding at June 30, 2013	345,507	21.90
As of June 30, 2013 and 2012, there was $8.0 million and $7.8 million of total unrecognized compensation cost related to performance share awards. The unrecognized cost is expected to be recognized over 1.9 years and 2.51 years, respectively.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month and six-month periods ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Percent Change
	2013	2012
Operating Statistics (unaudited) (A):
Average aircraft	49.5	41.0	20.7%
Aircraft at end of period	50	42	19.0%
Airports served in the period	54	51	5.9%
Average daily aircraft utilization (hours)	12.8	12.9	(0.8)%
Average stage length (miles)	935	902	3.7%
Block hours	57,693	48,147	19.8%
Passenger flight segments (PFSs) (thousands)	3,111	2,613	19.0%
Revenue passenger miles (RPMs) (thousands)	2,930,912	2,397,663	22.2%
Available seat miles (ASMs) (thousands)	3,420,257	2,826,916	21.0%
Load factor (%)	85.7%	84.8%	0.9 pts
Average ticket revenue per passenger flight segment ($)	77.51	81.06	(4.4)%
Average non-ticket revenue per passenger flight segment ($)	53.43	51.47	3.8%
Total revenue per passenger flight segment ($)	130.94	132.53	(1.2)%
Average yield (cents)	13.90	14.44	(3.7)%
RASM (cents)	11.91	12.25	(2.8)%
CASM (cents)	9.96	10.30	(3.3)%
Adjusted CASM (cents)	9.79	10.26	(4.6)%
Adjusted CASM ex fuel (cents)	6.00	6.05	(0.8)%
Fuel gallons consumed (thousands)	42,683	35,829	19.1%
Average economic fuel cost per gallon ($)	3.03	3.32	(8.7)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2013	2012
Operating Statistics (unaudited) (A):
Average aircraft	48.1	39.6	21.5%
Aircraft at end of period	50	42	19.0%
Airports served in the period	54	51	5.9%
Average daily aircraft utilization (hours)	12.7	12.9	(1.6)%
Average stage length (miles)	938	907	3.4%
Block hours	110,544	92,620	19.4%
Passenger flight segments (PFSs) (thousands)	5,879	4,962	18.5%
Revenue passenger miles (RPMs) (thousands)	5,592,403	4,592,013	21.8%
Available seat miles (ASMs) (thousands)	6,547,470	5,415,930	20.9%
Load factor (%)	85.4%	84.8%	0.6 pts
Average ticket revenue per passenger flight segment ($)	78.25	78.97	(0.9)%
Average non-ticket revenue per passenger flight segment ($)	54.05	51.57	4.8%
Total revenue per passenger flight segment ($)	132.30	130.54	1.3%
Average yield (cents)	13.91	14.11	(1.4)%
RASM (cents)	11.88	11.96	(0.7)%
CASM (cents)	10.10	10.26	(1.6)%
Adjusted CASM (cents)	9.96	10.22	(2.5)%
Adjusted CASM ex fuel (cents)	6.02	6.02	—%
Fuel gallons consumed (thousands)	81,311	68,559	18.6%
Average economic fuel cost per gallon ($)	3.17	3.32	(4.5)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the second quarter of 2013, we achieved a 16.4% operating margin, an increase of 0.5 points compared to the prior year period. We generated pre-tax earnings of $66.8 million and net earnings of $42.1 million on operating revenues of $407.3 million. For the second quarter of 2012, we generated pre-tax earnings of $55.2 million and net earnings of $34.6 million on operating revenues of $346.3 million, and achieved a 15.9% operating margin.
For the six months ended June 30, 2013, we achieved a 15.0% operating margin, an increase of 0.7 points compared to the prior year period. We generated pre-tax earnings of $116.5 million and net earnings of $72.6 million on operating revenues of $777.8 million. For the six months ended June 30, 2012, we generated pre-tax earnings of $92.8 million and net earnings of $58.0 million on operating revenues of $647.8 million, and achieved a 14.3% operating margin. The increase in our 2013 earnings is a result of our increased capacity, continued strong demand for our low fares, increased growth in our ancillary revenues.
Our Adjusted CASM ex-fuel for the second quarter of 2013 was 6.00 cents, a 0.8% decrease year-over-year. During the second quarter 2013, we entered into lease extensions covering 14 of our existing A319 aircraft. In addition to extending the lease termination dates, we negotiated reduced lease rates resulting in lower rent expense for the remaining term of the leases, contributing to the year-over-year decrease in Adjusted CASM ex-fuel. Despite completing our seat maintenance program in the later half of 2012, we experienced re-accommodation expenses in the second quarter of 2013 comparable to that of prior year period due to higher flight cancellations than expected.  Higher depreciation and amortization expense per available seat mile related to amortization of heavy maintenance events partially offset the aggregate decreases.
During the second quarter of 2013, we reached a Company milestone with the introduction of the 50th aircraft into our operating fleet. As of June 30, 2013, our 50 Airbus A320-family aircraft fleet was comprised of 29 A319s, 19 A320s, and two A321s. With the scheduled delivery of four A320s during the remainder of 2013, we expect to end 2013 with 54 aircraft in our fleet. During the second quarter of 2013, we entered into an amendment with Airbus which provides for an additional order of 20 Airbus A321 aircraft, scheduled for delivery between 2015 and 2017. In addition, the Airbus Amendment provides that ten of the Company's existing Airbus A320 orders will be converted to Airbus A321 aircraft, which are scheduled to be delivered from 2017 through 2018.

Comparison of three months ended June 30, 2013 to three months ended June 30, 2012
Operating Revenues
Operating revenues increased $61.0 million, or 17.6%, to $407.3 million for the second quarter of 2013, as compared to the second quarter of 2012, as we achieved an 85.7% load factor on an increase in traffic of 22.2%.
Total revenue per available seat mile ("RASM") for the second quarter 2013 was 11.91 cents, a decrease of 2.8 percent compared to the second quarter of 2012. Total revenue per passenger flight segment decreased 1.2% from $132.53 in the second quarter of 2012 to $130.94 in the second quarter of 2013. We estimate that the calendar shift of Easter from the second quarter of 2012 into the first quarter of 2013 drove some of the decrease period-over-period. Our average ticket fare per passenger flight segment decreased from $81.06 to $77.51, or 4.4%, compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $51.47 to $53.43, or 3.8%, compared to the prior year period. The growth in non-ticket revenue per passenger flight segment during the second quarter 2013 was primarily driven by the pricing structure for optional services implemented during the third quarter of 2012.
Non-ticket revenue represented 40.8% of total revenue in the second quarter of 2013 compared to 38.8% in the second quarter of 2012, reflecting the continued optimization, development, and maturation of our ancillary revenues streams.
Operating Expenses
Operating expenses increased $49.4 million, or 17.0%, for the second quarter of 2013 compared to the second quarter of 2012, primarily due to our 21.0% capacity growth as well as higher amortization of our heavy maintenance events on our aircraft.
Aircraft fuel expense includes both into-plane expense (defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expense. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market and refining costs, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any derivative instruments during 2013 or 2012 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.
Aircraft fuel expense, our largest operating cost as a percentage of operating expenses, increased in the second quarter of 2013 by $15.0 million, or 12.5%, due to a 19.8% increase in block hours, an increase of $2.3 million in realized and unrealized net losses from fuel derivatives, offset by a 6.8% decrease in into-plane cost per gallon, compared to the second quarter of 2012.
The elements of the changes are illustrated in the following table:

	Three Months Ended June 30,		Percent Change
	2013	2012
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$129,375	$116,622	10.9%
Cash received from settled derivatives, net of cash settlements paid	113	2,488	(95.5)%
Economic fuel expense	129,488	119,110	8.7%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	5,763	1,123	413.2%
Aircraft fuel expense (per Statement of Operations)	$135,251	$120,233	12.5%
Fuel gallons consumed	42,683	35,829	19.1%
Economic fuel cost per gallon	$3.03	$3.32	(8.7)%
Into-plane fuel cost per gallon	$3.03	$3.25	(6.8)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decreased by 6.8% primarily as a result of lower Gulf Coast Jet fuel prices during the second quarter of 2013 as compared to second quarter of 2012.
We track economic fuel expense, which we define as into-plane fuel expense plus or minus the cash we paid or received from hedge counterparties for expiring positions that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is unrealized mark-to-market changes. When we refer to economic fuel expense, we include realized gains or losses only when they are settled through a cash payment to or from our derivative contract counterparties. We believe this is the best measure of the effect fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate airline results using this measure, and it is used in our internal management reporting. Total net loss recognized for hedges that settled during the second quarter of 2013 was $0.1 million, compared to a net loss of $2.5 million in the prior year period. These amounts represent the net cash received for the settlement of hedges.
As of June 30, 2013, we had fuel hedges using U.S. Gulf Coast jet fuel collars and jet fuel swaps using crude oil and refined products as the underlying commodities. As of June 30, 2013, we had agreements in place to protect the refining price risk between the price of crude oil and the price of refined jet fuel for approximately 71% of our anticipated refined fuel consumption during peak hurricane season (August through October) and agreements to protect an additional 17% of the anticipated jet fuel consumption for the third quarter of 2013. Total unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives during the second quarter of 2013 was a $5.8 million net loss. Our net position is due to a decrease in the market price for refining margin on jet fuel hedges when compared to that market as of the time of our hedge trade.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2013 and 2012, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Three Months Ended June 30,		Per-ASM Change	Percent Change
	2013	2012
	(in cents, except for percentages)
Aircraft fuel	3.95	4.25	(0.30)	(7.1)%
Salaries, wages, and benefits	1.88	1.89	(0.01)	(0.5)%
Aircraft rent	1.23	1.28	(0.05)	(3.9)%
Landing fees and other rents	0.62	0.60	0.02	3.3%
Distribution	0.51	0.52	(0.01)	(1.9)%
Maintenance, materials and repairs	0.44	0.48	(0.04)	(8.3)%
Depreciation and amortization	0.22	0.12	0.10	83.3%
Other operating	1.09	1.16	(0.07)	(6.0)%
Loss on disposal of assets	—	—	—	N/A
Special charges (credits)	—	—	—	N/A
CASM	9.96	10.30	(0.34)	(3.3)%
Adjusted CASM (1)	9.79	10.26	(0.47)	(4.6)%
Adjusted CASM ex fuel (2)	6.00	6.05	(0.05)	(0.8)%

(1)	Excludes mark-to-market losses of less than 0.01 cent per-ASM for the three months ended June 30, 2013 and 2012.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses.
Our Adjusted CASM ex-fuel for the second quarter of 2013 was down 0.8% as compared to the same period in 2012. During the second quarter of 2013, we entered into lease extensions covering 14 of our existing A319 aircraft. The lease extensions provide for reduced lease rates resulting in lower rent expense for the remaining term of the leases which contributed to the decrease in Adjusted CASM ex-fuel, as compared to the second quarter of 2012. We also had a decrease in other operating expenses on a per-ASM basis, driven by reduced passenger re-accommodation expense in the second quarter of 2013, as compared to the prior year period. These decreases were partially offset by higher heavy maintenance amortization expense for the second quarter of 2013 resulting from the increase in deferred heavy aircraft maintenance events, as compared to the same period in 2012.
Labor costs for the second quarter of 2013 increased $11.0 million, or 20.5%, compared to the second quarter of 2012, primarily driven by a 28.0% increase in our pilot and flight attendant workforce resulting from the introduction of eight new aircraft since the second quarter of 2012. On a per-ASM basis, labor costs decreased because growth in capacity outpaced our increases in labor costs for the period.
Aircraft rent expense for the second quarter of 2013 increased by $5.9 million, or 16.2%, compared to the second quarter of 2012. All our aircraft are financed through operating leases. This increase in aircraft rent expense was primarily driven by the delivery of eight new aircraft subsequent to the end of the second quarter of 2012. The increase was partially offset by the reduction in rent expense for 14 A319 aircraft for which lease extensions with reduced lease rates were negotiated with the lessor during the second quarter of 2013. On a per-ASM basis, aircraft rent expense decreased due to reduced rent expense in the second quarter of 2013 related to the negotiated terms for the 14 A319 aircraft as well as year-over-year decrease in expense related to wet-leased aircraft which we incurred during the second quarter of 2012 in order to maintain desired capacity during the 2012 summer months.
Landing fees and other rents for the second quarter of 2013 increased $4.3 million, or 25.1%, on an absolute dollar basis, as compared to the second quarter of 2012 primarily due to a 15.6% increase in departures. On a per-ASM basis, landing fees and other rents increased as a result of increased volume at higher cost airports.
Distribution costs increased by $2.5 million, or 17.2%, in the second quarter of 2013 as compared to the second quarter of 2012. The increase is primarily due to increased sales volume and an increase of approximately 5.6 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than selling directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs. The decrease on a per unit basis is primarily due to a decrease in our effective credit card fee rates period-over-period.
Maintenance costs for the second quarter of 2013 increased by $2.1 million, or 15.9%, compared to the prior year period. The increase in maintenance costs is mostly due to the aging of our fleet, which requires more comprehensive work during routine scheduled maintenance, as well as the timing of the mix of maintenance checks performed during the second quarter of 2013 as compared to the prior year period. The decrease in maintenance cost on a per-ASM basis is due largely to the $3.1 million in one time costs associated with the 2012 seat maintenance program in addition to $0.9 million of maintenance and repair related costs during the second quarter of 2012 from hail storm damage. Maintenance expense is expected to increase significantly as our fleet continues to grow and age, resulting in the need for additional repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event. The amortization of heavy maintenance costs was $5.4 million and $1.8 million for the second quarters of 2013 and 2012, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $20.6 million and $15.4 million for the second quarters of 2013 and 2012, respectively.
Depreciation and amortization increased by $4.3 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the second quarter of 2013 compared to the prior year period.
Other operating expense for the second quarter of 2013 increased by $4.3 million, or 13.0%, compared to the second quarter of 2012, primarily due to an increase in departures of 15.6% which led to increases in variable operating expenses such as ground handling and security expense. Despite completing our seat maintenance program in the later half of 2012, we experienced re-accommodation expenses in the second quarter of 2013 comparable on an absolute dollar basis to that of prior year period due to higher flight cancellations than expected.  The decrease on a per-ASM basis of 6.0% is primarily due higher ASM's on comparable passenger re-accommodations in the second quarter of 2013.

Other income (expenses)

Interest expense and corresponding capitalized interest in the second quarter of 2013 primarily relates to interest related to the tax receivable agreement. Interest expense and corresponding capitalized interest in the second quarter of 2012 primarily relates to interest on pre-delivery deposits ("PDPs") and interest related to the tax receivable agreement.

Income Taxes
Our effective tax rate for the second quarter of 2013 was 37.0% compared to 37.4% for the second quarter of 2012. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to that pre-tax income.

Comparison of six months ended June 30, 2013 to six months ended June 30, 2012
Operating Revenues
Operating revenues increased $130.0 million, or 20.1%, to $777.8 million for the six months ended June 30, 2013 compared to the prior year period as we achieved an 85.4% load factor on an increase in traffic of 21.8%.
Total RASM for the six months ended June 30, 2013 was 11.88 cents, a decrease of 0.7% compared to the same period of 2012, primarily due to a 3.4% increase in average stage length. Total revenue per passenger flight segment increased 1.3% from $130.54 per passenger flight segment for the six months ended June 30, 2012 to $132.30 for the six months ended June 30, 2013. Our results for the six months ended June 30, 2013 were driven by a 20.9% increase in ASMs, strong demand and continued growth of our ancillary revenue streams. We generated greater demand by lowering our average ticket fare per PFS to $78.25, or 0.9%, compared to the prior year period while increasing our non-ticket revenue per PFS in the six months ended June 30, 2013 from $51.57 to $54.05, or 4.8%, compared to the same period last year.

Non-ticket revenue represented 40.9% of total revenue for the six months ended June 30, 2013 compared to 39.5% for the same period for 2012, reflecting the continued optimization, development and maturation of our ancillary revenues streams.

Operating Expenses
Operating expense increased for the six months ended June 30, 2013 by $105.9 million compared to the same period for 2012 primarily due to our 20.9% capacity growth as well higher amortization of heavy maintenance events on our aircraft.
Aircraft fuel expense for the six months ended June 30, 2013 increased $38.0 million, or 16.6%, compared to the prior year period, as a result of a 19.4% increase in block hours, an increase of $7.4 million in net realized and unrealized losses from fuel derivatives, offset by a 4.5% decrease for into-plane fuel cost per gallon year-over-year. The elements of the changes are illustrated in the following table:

	Six Months Ended June 30,		Percent Change
	2013	2012
	(in thousands, except per-gallon amounts)
Into-plane fuel expense	$258,088	$227,540	13.4%
Cash received from settled derivatives, net of cash settlements paid	(315)	37	(951.4)%
Economic fuel expense	257,773	227,577	13.3%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	9,144	1,381	562.1%
Aircraft fuel expense (per Statement of Operations)	$266,917	$228,958	16.6%
Fuel gallons consumed	81,311	68,559	18.6%
Economic fuel cost per gallon	$3.17	$3.32	(4.5)%
Into-plane fuel cost per gallon	$3.17	$3.32	(4.5)%
Total net gain recognized for hedges that settled during the six months ended June 30, 2013 was $0.3 million, compared to a net loss of $37 thousand in the prior year period, representing the net cash received or paid for the settlement of hedges.
As of June 30, 2013, we had fuel hedges using U.S. Gulf Coast jet fuel collars and jet fuel swaps as the underlying commodity. As of June 30, 2013, we had agreements in place to protect the refining price risk between the price of crude oil and the price of refined jet fuel for approximately 71% of our anticipated refined fuel consumption during peak hurricane season (August through October) and agreements to protect an additional 17% of the anticipated jet fuel consumption for the third quarter of 2013. Total unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives during the second quarter of 2013 was a $5.8 million net loss. Our net position is due to a decrease in the market price for refining margin on jet fuel hedges when compared to that market as of the time of our hedge trade. Total unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives during the six months ended June 30, 2013 was a $9.1 million net loss. Our net position is due to a decrease in the market price for refining margin on jet fuel hedges when compared to that market as of the time of our hedge trade.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2013 and 2012, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Per-ASM Change	Percent Change
	2013	2012
	(in cents, except for percentages)
Aircraft fuel	4.08	4.23	(0.15)	(3.5)%
Salaries, wages, and benefits	1.92	1.96	(0.04)	(2.0)%
Aircraft rent	1.27	1.27	—	—%
Landing fees and other rents	0.60	0.59	0.01	1.7%
Distribution	0.50	0.53	(0.03)	(5.7)%
Maintenance, materials and repairs	0.41	0.44	(0.03)	(6.8)%
Depreciation and amortization	0.21	0.11	0.10	90.9%
Other operating	1.10	1.10	—	—%
Loss on disposal of assets	—	0.01	(0.01)	(100.0)%
Special charges (credits)	—	—	—	N/A
CASM	10.10	10.26	(0.16)	(1.6)%
Adjusted CASM (1)	9.96	10.22	(0.26)	(2.5)%
Adjusted CASM ex fuel (2)	6.02	6.02	—	—%

(1)	Excludes mark-to-market losses of less than 0.01 cent and gains of 0.03 cents per-ASM for the six months ended June 30, 2013 and 2012, respectively.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses.
Our Adjusted CASM ex-fuel for the six months ended June 30, 2013 was flat as compared to the same period in 2012. During the six months ended June 30, 2013, we experienced an increase in amortization expense related to deferred heavy aircraft maintenance events which were offset by decreases on a per-ASM basis of our labor, distribution and maintenance costs.
Labor costs for the six months ended June 30, 2013 increased $19.8 million, or 18.7%, compared to same period in 2012, primarily driven by a 25.0% increase in our pilot and flight attendant workforce resulting from the introduction of eight new aircraft since the second quarter of 2012. On a per-ASM basis, labor costs decreased because growth in capacity outpaced our increases in labor costs for the period.
Aircraft rent expense for the six months ended June 30, 2013 increased by $14.1 million, or 20.4%, compared to the same period in 2012. This increase was primarily driven by the delivery of eight new aircraft subsequent to the end of the second quarter of 2012. On a per-ASM basis, aircraft rent expense was flat due to higher rents from our new aircraft deliveries offset by decreases from the modification of our lease terms with the 14 A319 aircraft and a year-over-year decrease in expense related to wet-leased aircraft which we incurred during the second quarter of 2012 in order to maintain desired capacity during the 2012 summer months.
Landing fees and other rents for the six months ended June 30, 2013 increased $7.2 million, or 22.4%, as compared to the same period in 2012 primarily due to a 15.5% increase in departures. On a per-ASM basis, landing fees and other rents increased slightly as a result of increased volume at higher cost airports.
Distribution costs increased by $4.0 million, or 13.9%, for the six months ended June 30, 2013 as compared to the same period in 2012. The increase is primarily due to increased sales volume and an increase of approximately 5.4 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than sales directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs. The decrease on a per unit basis is primarily due to a decrease in our effective credit card fee rates period-over-period.

Maintenance costs for the six months ended June 30, 2013 increased by $3.9 million, or 17.1%, compared to the prior year period. The increase in maintenance costs is mostly due to the aging of our fleet, which requires more comprehensive work during routine scheduled maintenance, as well as the timing of the mix of maintenance checks performed during the six months ended June 30, 2013 as compared to the six months ended of June 30, 2012. The decrease in maintenance costs on a per-ASM basis is due largely to the one time costs associated with the 2012 seat maintenance program in addition to $0.9 million of maintenance and repair related costs in the second quarter of 2012 from hail storm damage. Maintenance expense is expected to increase significantly as our fleet continues to grow and age, resulting in the need for additional repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event. The amortization of heavy maintenance costs was $9.8 million and $3.3 million for the six months ended June 30, 2013 and 2012, respectively. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $36.8 million and $27.3 million for the second quarters of 2013 and 2012, respectively.
Depreciation and amortization increased by $7.7 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the six months ended June 30, 2013 compared to the prior year period.
Other operating expense for the six months ended June 30, 2013 increased by $11.3 million, or 18.7%, compared to the prior year period, primarily due to an increase in departures of 15.5% which led to increases in variable operating expenses such as ground handling and security expense. Despite completing our seat maintenance program in the later half of 2012, we experienced re-accommodation expenses in the second half of 2013 comparable on an absolute dollar basis to that of prior year period due to higher flight cancellations than expected. On a per-ASM basis, the decrease in other operating expenses is due to higher ASM's on comparable passenger re-accommodation expense during the six months ended June 30, 2013.

Other income (expenses)

Interest expense and corresponding capitalized interest in the six months ended June 30, 2013 primarily relates to interest on the tax receivable agreement. Interest expense and corresponding capitalized interest in the six months ended June 30, 2012 primarily relates to interest on PDPs and interest related to the tax receivable agreement.

Income Taxes
Our effective tax rate for the six months ended June 30, 2013 was 37.7% compared to 37.5% for the six months ended June 30, 2012. In arriving at these rates, we considered a variety of factors, including our forecast full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to that pre-tax income.

Liquidity and Capital Resources

Our primary source of liquidity is cash on hand and cash provided by operations. Our main uses of liquidity are for working capital needs, capital expenditures, PDPs and maintenance reserves. Our total cash at June 30, 2013 was $524.9 million, an increase of $108.1 million from December 31, 2012.
Our most significant capital needs are to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. In the six months ended June 30, 2013, $16.0 million of PDPs have been returned related to delivered aircraft and engines in the period, and we have paid $35.7 million for future deliveries of aircraft and spare engines. As of June 30, 2013, we have $111.8 million of PDPs on our balance sheet.
Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the six months ended June 30, 2013, we recorded a change of $16.6 million in maintenance reserves, net of reimbursements, and as of June 30, 2013, we have $214.2 million ($70.6 million in other current assets and $143.6 million in prepaid aircraft maintenance to lessors) on our balance sheet.

We have secured third-party financing commitments for our next four aircraft deliveries from Airbus, which are scheduled for delivery in 2013. We do not have financing commitments in place for the remaining 112 aircraft currently on firm order which are scheduled for delivery in 2014 through 2021. These future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
Net Cash Flows Provided By Operating Activities. Operating activities in the six months ended June 30, 2013 provided $134.3 million in cash compared to $97.4 million provided in the six months ended June 30, 2012. The increase is primarily due to an increase in net income for the six months ended June 30, 2013 of $14.6 million compared to the prior year period and higher future bookings at June 30, 2013 as compared to prior year period.
Net Cash Flows Used In Investing Activities. In the six months ended June 30, 2013, investing activities used $33.6 million, compared to $5.4 million used in the prior year period. The increase is mainly due to an increase in paid PDPs, net of refunds, during the six months ended June 30, 2013, compared to the prior year period, driven by the timing of aircraft deliveries. In the six months ended June 30, 2012, cash used was reduced by $9.0 million as a result of proceeds from the sales of DCA slots. Capital expenditures decreased period-over-period mainly due to expenses incurred in 2012 related to the implementation of SAP, our new enterprise resource planning system.
Net Cash Provided By Financing Activities. During the six months ended June 30, 2013, financing activities provided $7.4 million, compared to $20.4 million used in the prior year period. The change in financing activities is driven mostly by the timing of the tax receivable agreement payment scheduled to be paid in the second half of 2013. In the prior year period, the tax receivable agreement payment was made during the first six months of the year.

Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of June 30, 2013 and the periods in which payments are due (in millions):

	Remainder of 2013	2014 - 2015	2016 - 2017	2018 and beyond	Total
Operating lease obligations	$98	$373	$324	$529	$1,324
Flight equipment purchase obligations	233	1,254	1,617	2,346	5,450
Total future payments on contractual obligations (1)	$331	$1,627	$1,941	$2,875	$6,774

(1)	Does not include remaining contractual payments to the Pre-IPO Stockholders under the Tax Receivable Agreement. See Note 10.
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on actual flight hours. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $5.1 million in the remainder of 2013, $10.6 million in 2014, $11.0 million in 2015, $11.4 million in 2016, $11.1 million in 2017, and $40.0 million in 2018 and beyond.
Additionally, we are contractually obligated to pay the following minimum guaranteed payments to the provider of our reservation system as of June 30, 2013: $1.9 million during the remainder of 2013, $3.9 million in 2014, $3.9 million in 2015, $3.9 million in 2016, $3.9 million in 2017 and $2.6 million in 2018.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 50 of our aircraft are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 and 2025. Aircraft rent payments were $41.9 million and $34.8 million, for the three months ended June 30, 2013 and 2012, respectively, and $82.1 million and $67.7 million for the six months ended June 30, 2013 and 2012, respectively. Our aircraft lease payments for 45 of our aircraft are fixed-rate obligations. Five of our aircraft leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. On June 20, 2013, we entered into an amendment to the Airbus A320 Family Purchase Agreement, by and between us and Airbus S.A.S., dated as of May 5, 2004 (Airbus Amendment), for the order of an additional 20 Airbus

A321 aircraft. These aircraft are in addition to the 96 aircraft not yet delivered under our existing order with Airbus and will be scheduled for delivery between 2015 and 2017. In addition, the Airbus Amendment provides that ten of our existing Airbus A320 orders will be converted to Airbus A321 aircraft, which are scheduled to be delivered from 2017 through 2018. As of June 30, 2013, firm aircraft orders consisted of 116 A320 family aircraft (41 of the existing A320 model, 45 A320neos, and 30 of the existing A321 model) with Airbus, five direct operating leases for A320neos with a third party, and two spare engine orders for V2500 SelectOne™ engines with International Aero Engines AG. Aircraft are scheduled for delivery from 2013 through 2021, and spare engines are scheduled for delivery from 2014 through 2015. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft PDPs, will be approximately $233 million for the remainder of 2013, $419 million in 2014, $834 million in 2015, $809 million in 2016, $808 million in 2017 and $2,346 million in 2018 and beyond.
As of June 30, 2013, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $6.4 million. As of June 30, 2012, we had lines of credit related to corporate credit cards of $13.6 million from which we had drawn $5.4 million.
As of June 30, 2013, we had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount of $19.5 million. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2013, we had drawn $21.6 million, net of collateral posted, on these lines of credit. As of June 30, 2012, we had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount of $18.0 million. As of June 30, 2012, we had drawn $8.2 million, net of collateral posted, on these lines of credit.
As of June 30, 2013, we had $5.8 million in uncollateralized surety bonds and a $10.1 million in unsecured standby letter of credit facilities of which $9.9 million had been drawn upon for issued letters of credit.

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
“OTA” means Online Travel Agent (e.g., Orbitz and Travelocity).
“Passenger flight segments” or "PFS" means the total number of passengers flown on all flight segments.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2013 and 2012 represented 40.4% and 41.2% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we may enter into jet fuel swaps to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $51.0 million. To attempt to manage fuel price risk, from time to time we use jet fuel option contracts or swap agreements to mitigate a portion of the crack spread between crude and jet fuel. As of June 30, 2013, we had agreements in place to protect approximately 71% of our peak hurricane season (August through October) anticipated refined fuel consumption and contracts to protect an additional 17% of the anticipated jet fuel consumption for the third quarter of 2013.
The fair value of our fuel derivative contracts as of June 30, 2013 and December 31, 2012 was a $8.0 million liability and a $0.3 million asset, respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of June 30, 2013, we believe the credit exposure related to these fuel forward contracts was negligible.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2012 would affect total aircraft rent expense in 2013 by less than $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is an update to Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2012 (2012 Form 10-K). For additional risk factors that could cause actual results to differ materially from those anticipated, please refer to our 2012 Form 10-K.
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
The FAA announced the imposition of furloughs that resulted in reduced staffing, including among air traffic controllers, in connection with its implementation of budget reductions related to the federal government's response to the so-called “sequester” of government funding. The first day affected by these furloughs was April 21, 2013. The FAA subsequently announced the suspension of the furloughs commencing on April 28, 2013. If the suspension of these furloughs were to be lifted or if the future furloughs were to occur, we could not predict the impact on our business; however, any significant reduction in air traffic capacity in key airports in the United States served by us could have a material adverse effect on our operations and financial results.
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

Airlines are subject to extensive and increasing regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT finalized rules, effective on April 29, 2010, requiring new procedures for customer handling during long onboard tarmac delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of the new rules. A second set of DOT final rules, which became effective in August 2011 and January 2012, addresses, among other things, concerns about how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft, including requirements for disclosure of base fares plus a set of regulatorily dictated options and limits on cancellations and service charges for changes and cancellations. Failure to remain in full compliance with these rules may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material effect on our business. The DOT has a pending notice of proposed rulemaking addressing additional accommodations required for passengers with certain disabilities. In addition, the FAA recently issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, which is effective January 14, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones, and other factors.
We cannot assure you that compliance with these new rules will not have a material adverse effect on our business.

On August 3, 2010, the Airline Baggage Transparency and Accountability Act was introduced in the United States Senate. This legislation, if enacted, would increase disclosure regarding fees for airline ticket sales, impose federal taxes on charges for carry-on and checked baggage, authorize the DOT's Aviation Consumer Protection Division to oversee lost and stolen baggage claims, and require data collection and the public release of collected data concerning airline handling of lost, damaged and stolen luggage. More recently, the United States Senate passed an amendment to the FAA reauthorization bill that, if enacted, would impose federal taxes at a rate of 7.5% on charges for carry-on baggage. If the Airline Baggage Transparency and Accountability Act, the Senate amendment to the FAA reauthorization bill or similar legislation were to be enacted, it is uncertain what effect it would have on our results of operations and financial condition.

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

Our ability to operate as an airline is dependent on our maintaining certifications issued to us by the DOT and the FAA. The FAA has the authority to issue mandatory orders relating to, among other things, the grounding of aircraft, inspection of aircraft, installation of new safety-related items and removal and replacement of aircraft parts that have failed or may fail in the future. A decision by the FAA to ground, or require time consuming inspections of or maintenance on, our aircraft, for any reason, could negatively affect our business and financial results. Federal law requires that air carriers operating large aircraft be continuously “fit, willing and able” to provide the services for which they are licensed. Our “fitness” is monitored by the DOT, which considers factors such as unfair or deceptive competition, advertising, baggage liability and disabled passenger transportation. While the DOT has seldom revoked a carrier's certification for lack of fitness, such an occurrence would render it impossible for us to continue operating as an airline. The DOT may also institute investigations or administrative proceedings against airlines for violations of regulations.

International routes are regulated by treaties and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by our ability to obtain the necessary certificates to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals and restrictions on competitive practices. We are subject to numerous foreign regulations based on the large number of countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed. Please see “Business-Government Regulation.”

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
10.1***	Amendment No. 12, dated as of June 29, 2012, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated as of May 5, 2004.

10.2***
Amendment No. 13, dated as of January 10, 2013, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated as of May 5, 2004, together with an amended and restated letter agreement referenced therein.

10.3***
Amendment No. 14, dated as of June 20, 2013, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated as of May 5, 2004, and five letter agreements related thereto.

10.4	Separation and Transition Agreement Tony Lefebvre 130426.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

***
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

SPIRIT AIRLINES, INC.

Date: July 25, 2013	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer