Form 10-Q
period 2013-09-30
Spirit Airlines, Inc.
filed 2013-10-30
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 18, 2013:

Class	Number of Shares
Common Stock, $0.0001 par value	72,647,167

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating revenues:
Passenger	$279,499	$202,181	$739,515	$594,071
Non-ticket	177,126	140,136	494,886	396,049
Total operating revenues	456,625	342,317	1,234,401	990,120

Operating expenses:
Aircraft fuel	144,986	122,016	411,903	350,974
Salaries, wages and benefits	66,805	54,413	192,758	160,556
Aircraft rent	42,134	37,536	125,121	106,469
Landing fees and other rents	22,106	19,060	61,508	51,240
Distribution	17,916	14,620	50,874	43,559
Maintenance, materials and repairs	16,908	14,211	43,890	37,254
Depreciation and amortization	8,475	3,815	22,403	10,012
Other operating	38,884	35,253	110,799	95,862
Loss on disposal of assets	165	—	426	482
Special charges (credits)	442	(8,288)	488	(8,345)
Total operating expenses	358,821	292,636	1,020,170	848,063

Operating income	97,804	49,681	214,231	142,057

Other (income) expense:
Interest expense	36	10	140	1,334
Capitalized interest	(36)	(10)	(140)	(1,334)
Interest income	(87)	(171)	(308)	(766)
Other expense	115	109	252	236
Total other (income) expense	28	(62)	(56)	(530)

Income before income taxes	97,776	49,743	214,287	142,587
Provision for income taxes	36,673	18,859	80,562	53,693

Net income	$61,103	$30,884	$133,725	$88,894
Basic earnings per share	$0.84	$0.43	$1.84	$1.23
Diluted earnings per share	$0.84	$0.43	$1.83	$1.22
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$540,195	$416,816
Accounts receivable, net	27,838	22,740
Deferred income taxes	14,512	12,591
Other current assets	79,299	95,210
Total current assets	661,844	547,357

Property and equipment:
Flight equipment	5,148	2,648
Ground and other equipment	49,567	43,580
Less accumulated depreciation	(23,202)	(17,825)
	31,513	28,403
Deposits on flight equipment purchase contracts	132,483	96,692
Aircraft maintenance deposits	145,598	122,379
Deferred heavy maintenance	110,514	80,533
Other long-term assets	43,187	44,520
Total assets	$1,125,139	$919,884

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$20,766	$24,166
Air traffic liability	180,735	131,414
Other current liabilities	129,770	121,314
Total current liabilities	331,271	276,894

Long-term deferred income taxes	43,932	33,216
Deferred credits and other long-term liabilities	26,167	27,239
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	513,142	504,527
Treasury stock	(2,257)	(1,151)
Retained earnings	212,877	79,152
Total shareholders’ equity	723,769	582,535
Total liabilities and shareholders’ equity	$1,125,139	$919,884
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2013	2012
Net cash provided by operating activities	$173,631	$88,807

Investing activities:
Proceeds from sale of property and equipment	—	14
Proceeds from sale of slots	—	9,060
Pre-delivery deposits for flight equipment, net of refunds	(41,328)	(6,817)
Purchase of property and equipment	(17,028)	(21,711)
Net cash used in investing activities	(58,356)	(19,454)

Financing activities:
Proceeds from options exercised	675	410
Proceeds from sale and leaseback transactions	6,900	12,427
Payments to pre-IPO shareholders pursuant to tax receivable agreement	—	(26,905)
Excess tax benefits from share-based compensation	1,635	1,466
Repurchase of common stock	(1,106)	(936)
Net cash provided by (used in) financing activities	8,104	(13,538)

Net increase in cash and cash equivalents	123,379	55,815
Cash and cash equivalents at beginning of period	416,816	343,328
Cash and cash equivalents at end of period	$540,195	$399,143

Supplemental disclosures
Cash payments for:
Interest	$26	$297
Taxes	$60,942	$39,350
The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the Company). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission.
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
Secondary Offering Costs
Special charges and credits for the nine months ended September 30, 2013 primarily include costs related to an underwritten public offering of 12,070,920 shares of common stock by certain stockholders affiliated with Indigo Partners LLC (Indigo) completed during the third quarter of 2013. The Company incurred a total of $0.4 million in costs related to this offering. The Company did not receive any proceeds from this offering.
On January 25, 2012, certain stockholders of the Company, including affiliates of Oaktree Capital Management and Indigo and certain members of the Company's executive team, sold an aggregate of 12,650,000 shares of common stock in an underwritten public offering. The Company incurred a total of $1.3 million in costs between 2011 and 2012 related to this offering, of which $0.5 million were incurred during the nine months ended September 30, 2012. These costs were offset by reimbursements from certain selling shareholders of $0.6 million in accordance with the Fourth Amendment to the Second Amended and Restated Investor Rights Agreement. The Company did not receive any proceeds from this offering.

Notes to Condensed Financial Statements—(Continued)

4.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands, except per share amounts)
Numerator
Net income	$61,103	$30,884	$133,725	$88,894
Denominator
Weighted-average shares outstanding, basic	72,632	72,427	72,571	72,367
Effect of dilutive stock awards	371	231	363	214
Adjusted weighted-average shares outstanding, diluted	73,003	72,658	72,934	72,581
Net Income per Share
Basic earnings per common share	$0.84	$0.43	$1.84	$1.23
Diluted earnings per common share	$0.84	$0.43	$1.83	$1.22

Potentially dilutive amounts excluded from calculations:
Stock options and restricted stock units	1	—	1	—

5.	Accrued Liabilities
Other current liabilities as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
	(in thousands)
Federal excise and other passenger taxes and fees payable	$24,051	$23,401
Aircraft maintenance	23,784	22,319
Salaries and wages	22,357	21,057
Airport expenses	16,757	16,024
Fuel	12,994	11,219
Aircraft and facility rent	6,133	8,020
Tax receivable agreement	5,643	7,987
Other	18,051	11,287
Accrued liabilities	$129,770	$121,314

6.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings, and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of September 30, 2013, the Company was not required to post collateral for these instruments.

Notes to Condensed Financial Statements—(Continued)

The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. The Company's derivative contracts generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Jet fuel swaps are agreements to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Jet fuel options are costless collar contracts to manage the risk of increasing fuel prices. Fair value of the instruments is determined using standard option valuation models.

The Company chose not to elect hedge accounting on any derivative instruments entered into during the three and nine months ended September 30, 2013 and 2012 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.
The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Into-plane fuel cost	$143,978	$123,517	$402,066	$351,057
Settlement losses (gains)	6,663	(580)	6,348	(543)
Unrealized mark-to-market losses (gains)	(5,655)	(921)	3,489	460
Aircraft fuel	$144,986	$122,016	$411,903	$350,974
All realized gains and losses are reflected in the accompanying statements of cash flows in cash flow from operating activities.
During peak hurricane season (August through October), the Company enters into jet fuel swap agreements to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2013 and December 31, 2012, the Company had fuel hedges consisting of jet fuel swaps and jet fuel options, respectively, with crude oil and refined products as the underlying commodities. As of September 30, 2013, the Company had approximately 21% of its forecast fourth quarter 2013 fuel consumption protected from refining risk using jet fuel swaps. As of December 31, 2012, the Company had jet fuel option agreements in place to protect 7.8 million gallons, or approximately 5%, of its 2013 anticipated jet fuel consumption at a weighted-average ceiling and floor price of $3.09 and $2.84 per gallon, respectively.

7.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. On June 20, 2013, the Company entered into an amendment to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S., dated May 5, 2004 (Airbus Amendment) for the order of an additional 20 Airbus A321 aircraft. These aircraft are in addition to the 95 aircraft not yet delivered under Spirit's existing order with Airbus and are scheduled for delivery between 2015 and 2017. On October 1, 2013, the Company entered into agreements with International Aero Engines AG (IAE) and Pratt & Whitney (collectively, the IAE & P&W Agreement) for the provision and servicing of engines to power its fleet of Airbus A320-family aircraft. The commitments reflected below are inclusive of the additional commitments resulting from the IAE & P&W Agreement. The Company's aircraft orders, including the conversion of 10 Airbus A320 orders to Airbus A321 orders and the conversion of 5 Airbus A321 orders to Airbus A321neo orders, consisted of 115 A320 family aircraft (40 of the existing A320 model, 45 A320neos, 25 of the existing A321 model, and 5 A321neos) with Airbus, 5 direct operating leases for A320neos with a third party, 6 spare engine orders for V2500 SelectOne™ engines with IAE and 9 spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Aircraft are scheduled for delivery from 2013 through 2021, and spare engines are scheduled for delivery from 2014 through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $136 million for the remainder of 2013, $412 million in 2014, $794 million in 2015, $640 million in 2016, $816 million in 2017, and $2,743 million in 2018 and beyond. We have secured financing commitments with third parties for our next ten aircraft deliveries from Airbus, which are scheduled for delivery between 2013 and 2014. We do not have financing commitments in place for the remaining 105 Airbus firm aircraft orders scheduled for delivery between 2015 and 2021.
During the first nine months of 2013, the Company took delivery of six aircraft, two of which were financed via direct operating leases and the remaining four under sale and leaseback transactions with third-party aircraft lessors. The four sale and

Notes to Condensed Financial Statements—(Continued)

leaseback transactions resulted in net deferred losses of $1.4 million. Deferred losses are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $21.5 million in pre-delivery deposits from Airbus during the nine months ended September 30, 2013. The refunded pre-delivery deposits have been disclosed in the accompanying statements of cash flows as investing activities within pre-delivery deposits for flight equipment, net of refunds. In addition, the Company entered into a sale and leaseback transaction with third-party lessors for the sale and leaseback of one V2500 SelectOne™ IAE engine. Cash outflows related to the purchase of the engine have been disclosed in the accompanying statements of cash flows as investing activities within purchases of property and equipment and the cash inflows from the sale of the engine as financing activities within proceeds received from sale and leaseback transactions. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as additional rent expense when it is probable that such amounts will be paid to the lessor. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

Future minimum lease payments under noncancelable operating leases as of September 30, 2013 and the periods in which payments are due were as follows:

Operating Lease Obligations
(in thousands)
Remainder of 2013	$47,411
2014	188,817
2015	188,492
2016	181,369
2017	157,756
2018 and thereafter	574,141
Total minimum lease payments	$1,337,986
During the second quarter, the Company extended the operating leases on 14 of its Airbus A319 aircraft, which were previously set to expire in 2017 through 2019. These extensions resulted in an additional $72.8 million of lease commitments from 2017 through 2022.
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Maintenance reserve payments are either fixed contractual amounts or utilization based. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be approximately $1.8 million for the remainder of 2013, $7.4 million in 2014, $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, and $24.2 million in 2018 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.

Notes to Condensed Financial Statements—(Continued)

Reservation System
The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of September 30, 2013: $0.9 million for the remainder of 2013, $3.9 million in 2014, $3.9 million in 2015, $3.9 million in 2016, $3.9 million in 2017, and $2.6 million in 2018 and thereafter.
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
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges, and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. If the Company fails to satisfy certain liquidity and other financial covenants, the processing agreements provide the processors the right to require the Company to maintain cash collateral up to approximately 100% of the Company's air traffic liability, resulting in a commensurate reduction of unrestricted cash. As of September 30, 2013 and December 31, 2012, the Company continued to be in compliance with its credit card processing agreements, and the processors were holding back $0 of remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of September 30, 2013 and December 31, 2012, was $203.8 million and $144.8 million, respectively.
Employees
Approximately 59% of the Company’s employees are covered under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements as of September 30, 2013.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	24%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	34%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
During the third quarter of 2013, the Company reached a five-year agreement with the TWU. The Company is currently in negotiations with the AFA-CWA to reach a new collective bargaining agreement.
The Company is self-insured for health care claims, up to a stop loss amount, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $2.1 million and $1.9 million for health care claims as of September 30, 2013 and December 31, 2012, respectively.

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

Notes to Condensed Financial Statements—(Continued)

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes several valuation techniques in order to assess the fair value of the Company’s financial assets and liabilities. The Company's derivative contracts generally consist of jet fuel swaps and jet fuel options. These instruments are valued using energy and commodity market data, which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$540.2	$540.2	$—	$—
Jet fuel swaps	1.7	—	1.7	—
Total assets	$541.9	$540.2	$1.7	$—

Jet fuel swaps	$4.9	$—	$4.9	$—
Total liabilities	$4.9	$—	$4.9	$—

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$416.8	$416.8	$—	$—
Jet fuel options	0.3	—	—	0.3
Total assets	$417.1	$416.8	$—	$0.3

Total liabilities	$—	$—	$—	$—

Cash and cash equivalents at September 30, 2013 and December 31, 2012 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2013 and the year ended December 31, 2012.
The Company did not elect hedge accounting on any of the derivative instruments, and as a result, changes in the fair values of these fuel hedge contracts are recorded each period in fuel expense. Fair values of the instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. Within the Condensed Balance Sheets, the Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. All derivative instruments are presented on a gross basis in the table above. The Company determines the fair value of jet fuel options utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.
The fair value of the Company's jet fuel swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these

Notes to Condensed Financial Statements—(Continued)

instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of the Company's jet fuel options are unobservable (principally implied volatility), the Company has categorized these instruments as Level 3.
The Company's Valuation Group is made up of individuals from the Company's Risk Management, Treasury and Corporate Accounting departments. The Valuation Group is responsible for the Company's valuation policies, procedures and execution thereof. The Company's Valuation Group reports to the Company's Chief Financial Officer and Finance Committee, who approve all derivative transactions. The Valuation Group compares the results of the Company's internally developed valuation methods with counterparty reports at each balance sheet date and assesses the Company's valuation methods for accurateness and identifies any needs for modification.

The following table presents the Company’s activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Jet Fuel Option Activity for the Three Months Ended September 30, 2013
(in millions)
Balance at June 30, 2013	$(0.3)
Total realized or unrealized gains (losses) included in earnings, net	0.5
Settlements, net	(0.2)
Balance at September 30, 2013	$—

Jet Fuel Option Activity for the Nine Months Ended September 30, 2013
(in millions)
Balance at December 31, 2012	$0.3
Total realized or unrealized gains (losses) included in earnings, net	0.1
Settlements, net	(0.4)
Balance at September 30, 2013	$—

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
On May 9, 2011, the Company's board of directors adopted, and the Company's stockholders approved, the 2011 Equity Incentive Award Plan, or 2011 Plan. Under the 2011 Plan, 3,000,000 new shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards, performance share awards and other stock-based awards, in addition to shares remaining available for future awards under our 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be

Notes to Condensed Financial Statements—(Continued)

increased by the number of shares represented by awards outstanding under the Company's 2005 Stock Plan that are forfeited or lapse unexercised. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of September 30, 2013 and December 31, 2012, 2,709,523 and 2,689,490 shares of the Company’s common stock, respectively, remained available for future issuance under the 2011 Plan.
Stock-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations. Stock-based compensation cost for the three and nine months ended September 30, 2013 and 2012, amounted to $1.2 million and $1.3 million, and $4.0 million and $3.0 million, respectively. The tax benefit recognized in income related to stock-based compensation for the three and nine months ended September 30, 2013 and 2012, was $0.4 million and $0.5 million, and $1.5 million and $1.1 million, respectively.
Restricted Stock
Restricted stock and restricted stock unit awards are valued at the fair value of the shares on the date of grant. Generally, granted shares and units vest 25% per year on each anniversary of issuance. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Compensation expense is recognized on a straight-line basis over the requisite service period.
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of September 30, 2013 and changes during the nine months ended September 30, 2013 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2012	449,629	16.93
Granted	135,005	25.90
Vested	(165,745)	13.15
Forfeited	(89,744)	19.09
Outstanding at September 30, 2013	329,145	21.94
There were 135,005 and 377,942 restricted stock shares granted during the nine months ended September 30, 2013 and 2012, respectively. The total fair value of restricted stock shares vested during the nine months ended September 30, 2013 and 2012 was $4.1 million and $3.6 million, respectively.
As of September 30, 2013 and 2012, there was $6.1 million and $6.5 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over a weighted-average period of 2.8 years and 3.4 years, respectively.
Stock Options
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service, and have ten-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during the nine months ended September 30, 2013 or 2012. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.

Notes to Condensed Financial Statements—(Continued)

A summary of share option activity under the 2011 Plan as of September 30, 2013 and changes during the nine months ended September 30, 2013 is presented below:

	Number of Options	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2012	247,650	9.59	8.0	$2,015
Exercised	(70,900)	9.51
Forfeited or expired	(97,375)	10.74
Outstanding at September 30, 2013	79,375	8.26	6.9	2,065
Exercisable at September 30, 2013	44,375	8.03	6.9	1,164
Vested or Expected to Vest at September 30, 2013	78,913	8.25	6.9	2,053

The total intrinsic value of share options exercised during the nine months ended September 30, 2013 was $1.2 million.
As of September 30, 2013 and 2012, there was $0.1 million and $0.7 million, respectively, of total unrecognized compensation cost related to options expected to be recognized over a weighted-average period of 0.8 years and 2.2 years, respectively.

Performance Share Awards
During 2013 and 2012, the Company granted certain senior-level executives restricted stock units that vest based on market and service conditions as part of a long-term incentive plan, which are referred to herein as performance share awards. The number of shares of common stock underlying each award is determined at the end of a three-year performance period. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. At the end of the performance period, the percentage of the stock units that will vest will be determined by ranking the Company’s total shareholder return compared to the total shareholder return of the 11 peer companies identified in the plan. Based on the level of performance, between 0% and 200% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the disability or death of a participant, the payout of any award is limited to a pro-rated portion of such award based upon a performance assessment prior to the change-in-control date or date of disability or death.
The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense for the award will be recognized on a straight-line basis over the performance period assuming that the requisite service is rendered regardless of whether the market conditions are achieved.
The grant date fair value of the performance share awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements. A summary of the variables used is presented below for grants occurring in the respective periods:

	Weighted-Average at Grant Date for Nine Months Ended September 30, 2013	Weighted-Average at Grant Date for Nine Months Ended September 30, 2012
Expected volatility factor	0.41	0.39
Risk free interest rate	0.32%	0.45%
Expected term (in years)	2.72	2.74
Expected dividend yield	—%	—%
The volatility was based upon a weighted average of the volatility for the Company and the most recent volatility of the peer group. The peer group used to calculate volatility is consistent with the group used for the traditional employee stock options. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated over the most recent period, which aligned with the performance period at the grant date for each respective grant. The risk-free interest rate was based on the implied yield

Notes to Condensed Financial Statements—(Continued)

available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its models for the nine months ended September 30, 2013 and 2012.
The following table summarizes the Company’s performance share awards for nine months ended September 30, 2013:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2012	280,907	20.30
Granted	109,950	25.94
Vested	—	—
Forfeited	(79,950)	21.76
Outstanding at September 30, 2013	310,907	21.92
As of September 30, 2013 and 2012, there was $6.3 million and $7.5 million of total unrecognized compensation cost related to performance share awards. The unrecognized cost is expected to be recognized over 1.7 years and 2.3 years, respectively.

10.	Tax Receivable Agreement
On June 1, 2011, the Company completed its initial public offering of common stock, or IPO. In connection with the IPO, the Company entered into a Tax Receivable Agreement (TRA) and thereby distributed immediately prior to the completion of the IPO to the holders of common stock as of such time, or the Pre-IPO Stockholders, the right to receive an amount equal to 90% of the cash savings in federal income tax realized by the Company by virtue of the use of the federal net operating loss, deferred interest deductions, and alternative minimum tax credits held by the Company as of March 31, 2011, which is defined as the Pre-IPO NOL. Cash tax savings generally will be computed by comparing the actual federal income tax liability to the amount of such taxes that the Company would have been required to pay had such Pre-IPO NOLs not been available. Upon consummation of the IPO and execution of the TRA, the Company recorded a liability with an offsetting reduction to additional paid-in-capital. The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in the future and any future limitations that may be imposed on the Company's ability to use the Pre-IPO NOLs. The term of the TRA will continue until the first to occur of (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company.
In accordance with the TRA, the Company is required to submit a Tax Benefit Schedule showing the proposed TRA payout amount to the Stockholder Representatives within 45 calendar days after the Company files its tax return. Stockholder Representatives are defined as Indigo Pacific Partners, LLC and OCM FIE, LLC, representing the two largest ownership interests of pre-IPO shares. The Tax Benefit Schedule shall become final and binding on all parties unless a Stockholder Representative, within 45 calendar days after receiving such schedule, provides the Company with notice of a material objection to such schedule. If the parties, for any reason, are unable to successfully resolve the issues raised in any notice within 30 calendar days of receipt of such notice, the Company and the Stockholder Representatives shall employ the Reconciliation procedures. If the Tax Benefit Schedule is accepted, the Company has five days after the acceptance to make payments to the pre-IPO shareholders. Pursuant to the TRA's Reconciliation procedures, any disputes that cannot be settled amicably, are settled by arbitration conducted by a single arbitrator jointly selected by both parties.
During the second quarter of 2012, the Company paid $27.2 million, or 90% of the 2011 tax savings realized from the utilization of NOLs, including $0.3 million of applicable interest. During 2012, management adjusted for an immaterial error in the original estimate of the liability. This adjustment reduced the liability with an offset to additional paid in capital. As of December 31, 2012, the Company estimated the TRA liability remaining to be $8.0 million.
During the third quarter of 2013, the Company filed an amended 2009 income tax return in order to correct its NOL carry forward as of December 31, 2009. As a result, the Company's NOL carry forward as of March 31, 2011 was consequently reduced by $7.8 million, which corresponds to a reduction in the estimated TRA benefit of $2.4 million with an offset to additional paid in capital. On September 13, 2013, the Company filed its 2012 federal income tax return, and on October 14, 2013 the Company submitted Tax Benefit Schedule to the Stockholder representatives. As of September 30, 2013, the Company estimated the TRA liability to be $5.6 million.

Notes to Condensed Financial Statements—(Continued)

11.	Subsequent Events

On October 1, 2013, the Company entered into agreements with each of Pratt & Whitney (P&W), a division of United Technologies Corp., and International Aero Engines AG (IAE) for the provision and servicing of engines to power its fleet of Airbus A320-family aircraft. The agreement with Pratt & Whitney covers provisioning of PW1100G-JM engines to power the Company’s order (including direct leased aircraft) for 55 A320neo family aircraft, of which the Company is scheduled to begin taking delivery in 2015. The Company and Pratt & Whitney also entered into a corresponding maintenance service agreement covering 119 engines, including spare engines. The agreement with IAE covers provisioning of V2500-series engines to power 45 of the existing A320 family aircraft on order, with deliveries commencing in 2015, and a maintenance service agreement covering up to 96 engines, including spare engines. As part of the transaction, the Company also amended and restated its existing maintenance service agreement with IAE, which agreement currently covers 147 engines, including spare engines. Commitments disclosed within Note 7, "Commitments and Contingencies," are inclusive of additional commitments resulting from the agreement with IAE and P&W.

On October 15, 2013, the Company had an aircraft experience an engine failure shortly after takeoff. The aircraft immediately returned to the airport, landed safely and the passengers and crew safely disembarked from the aircraft. The airframe and engine incurred damage as a result of the failure. We are working jointly with the FAA and the NTSB to determine the cause of the engine failure, and until the investigation has been completed, and liability determined, it is difficult to assess what the direct financial impact to the Company will be. We believe the total impact to the statement of operations from this incident could be up to $10 million which includes expenses related to repairing the damage to the aircraft involved, the write-off of the deferred heavy maintenance related to the engine, and other operating expenses. It is not certain whether any portion of these expenses will ultimately be recovered through insurance or other related claims.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines is an ultra low-cost, low-fare airline based in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus fleet currently operates more than 250 daily flights to over 50 destinations in the United States, Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE".

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month and nine-month periods ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Percent Change
	2013	2012
Operating Statistics (unaudited) (A):
Average aircraft	50.9	42.5	19.8%
Aircraft at end of period	51	42	21.4%
Airports served in the period	54	52	3.8%
Average daily aircraft utilization (hours)	12.8	12.8	—%
Average stage length (miles)	956	892	7.2%
Block hours	60,009	50,159	19.6%
Passenger flight segments (PFSs) (thousands)	3,374	2,814	19.9%
Revenue passenger miles (RPMs) (thousands)	3,241,309	2,552,316	27.0%
Available seat miles (ASMs) (thousands)	3,637,951	2,972,651	22.4%
Load factor (%)	89.1%	85.9%	3.2 pts
Average ticket revenue per passenger flight segment ($)	82.84	71.85	15.3%
Average non-ticket revenue per passenger flight segment ($)	52.50	49.80	5.4%
Total revenue per passenger flight segment ($)	135.34	121.65	11.3%
Average yield (cents)	14.09	13.41	5.1%
RASM (cents)	12.55	11.52	8.9%
CASM (cents)	9.86	9.84	0.2%
Adjusted CASM (cents)	10.00	10.15	(1.5)%
Adjusted CASM ex fuel (cents)	5.86	6.02	(2.7)%
Fuel gallons consumed (thousands)	45,521	37,761	20.6%
Average economic fuel cost per gallon ($)	3.31	3.26	1.5%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Nine Months Ended September 30,		Percent Change
	2013	2012
Operating Statistics (unaudited) (A):
Average aircraft	49.0	40.6	20.7%
Aircraft at end of period	51	42	21.4%
Airports served in the period	54	52	3.8%
Average daily aircraft utilization (hours)	12.7	12.8	(0.8)%
Average stage length (miles)	944	902	4.7%
Block hours	170,552	142,779	19.5%
Passenger flight segments (PFSs) (thousands)	9,253	7,776	19.0%
Revenue passenger miles (RPMs) (thousands)	8,833,712	7,144,329	23.6%
Available seat miles (ASMs) (thousands)	10,185,421	8,388,581	21.4%
Load factor (%)	86.7%	85.2%	1.5 pts
Average ticket revenue per passenger flight segment ($)	79.92	76.40	4.6%
Average non-ticket revenue per passenger flight segment ($)	53.49	50.93	5.0%
Total revenue per passenger flight segment ($)	133.41	127.33	4.8%
Average yield (cents)	13.97	13.86	0.8%
RASM (cents)	12.12	11.80	2.7%
CASM (cents)	10.02	10.11	(0.9)%
Adjusted CASM (cents)	9.97	10.20	(2.3)%
Adjusted CASM ex fuel (cents)	5.96	6.02	(1.0)%
Fuel gallons consumed (thousands)	126,832	106,320	19.3%
Average economic fuel cost per gallon ($)	3.22	3.30	(2.4)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the third quarter of 2013, we achieved the highest quarterly profits and margins in Company history with a 21.4% operating margin, an increase of 6.9 points compared to the prior year period. We generated pre-tax income of $97.8 million and net income of $61.1 million on operating revenues of $456.6 million. For the third quarter of 2012, we generated pre-tax income of $49.7 million and net income of $30.9 million on operating revenues of $342.3 million, and achieved a 14.5% operating margin.
For the nine months ended September 30, 2013, we achieved a 17.4% operating margin, an increase of 3.1 points compared to the prior year period. We generated pre-tax income of $214.3 million and net income of $133.7 million on operating revenues of $1.2 billion. For the nine months ended September 30, 2012, we generated pre-tax income of $142.6 million and net income of $88.9 million on operating revenues of $990.1 million, and achieved a 14.3% operating margin. The increase in our 2013 income is a result of our increased capacity, continued strong demand for our low fares, and increased growth in our ancillary revenues.
Our adjusted CASM ex-fuel for the third quarter of 2013 was 5.86 cents, a 2.7% decrease year-over-year. During the second quarter 2013, we entered into lease extensions covering 14 of our existing A319 aircraft. In addition to extending the lease term, we negotiated reduced lease rates resulting in lower rent expense for the remaining term of the leases, contributing to the year-over-year decrease in adjusted CASM ex-fuel. Higher depreciation and amortization expense per available seat mile related to amortization of heavy maintenance events partially offset the decrease.
As of September 30, 2013, we had 51 Airbus A320-family aircraft in our fleet comprised of 29 A319s, 20 A320s, and two A321s. With the scheduled delivery of three A320s during the remainder of 2013, we expect to end 2013 with 54 aircraft in our fleet.

Comparison of three months ended September 30, 2013 to three months ended September 30, 2012
Operating Revenues
Operating revenues increased $114.3 million, or 33.4%, to $456.6 million for the third quarter of 2013, as compared to the third quarter of 2012, as we achieved an 89.1% load factor on an increase in traffic of 27.0%.
Total revenue per available seat mile (RASM) for the third quarter 2013 was 12.55 cents, an increase of 8.9% compared to the third quarter of 2012. Total revenue per passenger flight segment increased 11.3% from $121.65 in the third quarter of 2012 to $135.34 in the third quarter of 2013. Our average ticket fare per passenger flight segment increased from $71.85 to $82.84, or 15.3%, compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $49.80 to $52.50, or 5.4%, compared to the prior year period.
Non-ticket revenue decreased as a percentage of total revenue from 40.9% in the third quarter of 2012, to 38.8% in the third quarter of 2013. Stronger demand in the third quarter of 2013, as compared to the third quarter of 2012, allowed us to better leverage our ability to revenue manage our inventory, resulting in higher ticket revenue per passenger segment.

Operating Expenses
Operating expenses increased $66.2 million, or 22.6%, for the third quarter of 2013 compared to the third quarter of 2012, primarily due to our 22.4% capacity growth as well as higher amortization of our heavy maintenance events on our aircraft.
Aircraft fuel expense includes both into-plane expense (defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expense. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any derivative instruments during 2013 or 2012 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

Aircraft fuel expense, our largest operating cost as a percentage of operating expenses, increased in the third quarter of 2013 by $23.0 million, or 18.8%, due to a 19.6% increase in block hours, an increase of $2.5 million in realized and unrealized net losses from fuel derivatives, offset by a 3.4% decrease in into-plane cost per gallon compared to the third quarter of 2012.
The elements of the changes are illustrated in the following table:

	Three Months Ended September 30,		Percent Change
	2013	2012
	(in thousands, except per gallon amounts)
Into-plane fuel expense	$143,978	$123,517	16.6%
Cash paid (received) from settled derivatives, net	6,663	(580)	(1,248.8)%
Economic fuel expense	150,641	122,937	22.5%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	(5,655)	(921)	514.0%
Aircraft fuel expense (per Statement of Operations)	$144,986	$122,016	18.8%
Fuel gallons consumed	45,521	37,761	20.6%
Economic fuel cost per gallon	$3.31	$3.26	1.5%
Into-plane fuel cost per gallon	$3.16	$3.27	(3.4)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease by 3.4% primarily as a result of lower Gulf Coast Jet fuel prices during the third quarter of 2013 as compared to third quarter of 2012.
We track economic fuel expense, which we define as into-plane fuel expense plus or minus the cash we paid or received from hedge counterparties for positions that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is unrealized mark-to-market changes. When we refer to economic fuel expense, we include realized gains or losses only when they are settled through a cash payment to or from our derivative contract counterparties. We believe this is the best measure of the effect fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate airline results using this measure, and it is used in our internal management reporting. Total net loss recognized for hedges that settled during the third quarter of 2013 was $6.7 million, compared to a net gain of $0.6 million in the prior year period. These amounts represent the net cash received or paid for the settlement of hedges. The unrealized mark-to-market gain of $5.7 million for the third quarter of 2013 is mainly the result of increases in the fair value of our fuel hedge contracts (or decreases in our derivative liabilities) as our hedge contracts are settled and recognized as realized losses.
During peak hurricane season (August through October), we enter into jet fuel swap agreements to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2013, we had approximately 21% of our forecast fourth quarter 2013 fuel consumption protected from refining risk using these jet fuel swaps.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2013 and 2012, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Three Months Ended September 30,		Per-ASM Change	Percent Change
	2013	2012
	(in cents, except for percentages)
Aircraft fuel	3.99	4.10	(0.11)	(2.7)%
Salaries, wages, and benefits	1.84	1.83	0.01	0.5%
Aircraft rent	1.16	1.26	(0.10)	(7.9)%
Landing fees and other rents	0.61	0.64	(0.03)	(4.7)%
Distribution	0.49	0.49	—	—%
Maintenance, materials and repairs	0.46	0.48	(0.02)	(4.2)%
Depreciation and amortization	0.23	0.13	0.10	76.9%
Other operating	1.07	1.19	(0.12)	(10.1)%
Loss on disposal of assets	—	—	—	NA
Special charges (credits)	0.01	(0.28)	0.29	NA
CASM	9.86	9.84	0.02	0.2%
Adjusted CASM (1)	10.00	10.15	(0.15)	(1.5)%
Adjusted CASM ex fuel (2)	5.86	6.02	(0.16)	(2.7)%

(1)
For the three months ended September 30, 2013, adjusted CASM excludes mark-to-market gains of 0.16 cents per-ASM, loss on disposal of assets of less than 0.01 cent, and special charges of 0.01 cent. For the three months ended September 30, 2012, adjusted CASM excludes mark-to-market gains of 0.03 cents per-ASM, loss on disposal of assets of less than 0.01 cent, and special credits of 0.28 cents.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses, loss on disposal of assets, and special charges and credits.
Our adjusted CASM ex-fuel for the third quarter of 2013 was down 2.7% as compared to the same period in 2012. During the second quarter of 2013, we entered into lease extensions covering 14 of our existing A319 aircraft. The lease extensions provide for reduced lease rates resulting in lower rent expense for the remaining term of the leases which contributed to the decrease in adjusted CASM ex-fuel as compared to the third quarter of 2012. In addition, we had a decrease in expense related to wet-leased aircraft which we incurred during the third quarter of 2012 in order to maintain desired capacity during the summer months. Also contributing to the decrease in adjusted CASM ex-fuel is the decrease in other operating expenses on a per-ASM basis as compared to the same period in 2012, which is mainly attributed to in-sourcing of certain contract work as well as a decrease in software consulting costs related to the ERP implementation. These decreases were partially offset by higher heavy maintenance amortization expense for the third quarter of 2013 resulting from the increase in deferred heavy aircraft maintenance events as compared to the same period in 2012.
Labor costs for the third quarter of 2013 increased $12.4 million, or 22.8%, compared to the third quarter of 2012, primarily driven by a 31.3% increase in our pilot and flight attendant workforce resulting from the introduction of nine new aircraft since the third quarter of 2012. On a per-ASM basis, labor costs outpaced our capacity growth primarily due to a significant increase in our health care costs during the third quarter of 2013 as compared to the same prior year period.
Aircraft rent expense for the third quarter of 2013 increased by $4.6 million, or 12.2%, compared to the third quarter of 2012. All our aircraft are financed through operating leases. This increase in aircraft rent expense was primarily driven by the delivery of nine new aircraft subsequent to the end of the third quarter of 2012. The increase was partially offset by the reduction in rent expense for 14 A319 aircraft for which lease extensions with reduced lease rates were negotiated with the lessor during the second quarter of 2013. On a per-ASM basis, aircraft rent expense decreased due to reduced rent expense related to the negotiated terms for the 14 A319 aircraft as well as year-over-year decrease in expense related to wet-leased aircraft which we incurred during the third quarter of 2012 in order to maintain desired capacity during the 2012 summer months.
Landing fees and other rents for the third quarter of 2013 increased $3.0 million, or 16.0%, on an absolute dollar basis, as compared to the third quarter of 2012 primarily due to a 13.4% increase in departures. On a per-ASM basis, landing fees and other rents decreased as our increase in capacity outpaced our increase in departures and passenger flight segments which are the main drivers for landing fees and other rents.
Distribution costs increased by $3.3 million, or 22.5%, in the third quarter of 2013 as compared to the third quarter of 2012. The increase is primarily due to increased sales volume and an increase of approximately 7.6 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than selling directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs. The decrease on a per unit basis is primarily due to a decrease in our effective credit card fee rates period-over-period.
Maintenance costs for the third quarter of 2013 increased by $2.7 million, or 19.0%, compared to the prior year period. The increase in maintenance costs is mostly due to the aging of our fleet, which requires more comprehensive work during routine scheduled maintenance, as well as the timing of the mix of maintenance checks performed during the third quarter of 2013 as compared to the prior year period. The decrease in maintenance cost on a per-ASM basis is due largely to the $2.3 million in one time costs associated with the 2012 seat maintenance program. Maintenance expense is expected to increase significantly as our fleet continues to grow and age, resulting in the need for additional repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $6.5 million and $2.3 million for the third quarters of 2013 and 2012, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $23.4 million and $16.5 million for the third quarters of 2013 and 2012, respectively.
Depreciation and amortization increased by $4.7 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the third quarter of 2013 compared to the prior year period.
Other operating expense for the third quarter of 2013 increased by $3.6 million, or 10.3%, compared to the third quarter of 2012, primarily due to an increase in overall operations. For example, we operated 13.4% more flights with 19.9% more passenger flight segments, which drove increases in variable operating expenses such as ground handling and security expense.   On a per-ASM basis, our other operating expenses decreased 10.1% as compared to the same period in 2012. This decrease is primarily due to the in-sourcing of certain contract work during 2013 as well as a year-over-year decrease in software consulting costs which were incurred in 2012 related to our ERP system implementation.

Other income (expenses)

Interest expense and corresponding capitalized interest in the third quarter of 2013 primarily relates to interest related to the tax receivable agreement (TRA). Interest expense and corresponding capitalized interest in the third quarter of 2012 primarily relates to interest on pre-delivery deposits (PDPs) and interest related to the TRA.

Income Taxes
Our effective tax rate for the third quarter of 2013 was 37.5% compared to 37.9% for the third quarter of 2012. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to that pre-tax income.

Comparison of nine months ended September 30, 2013 to nine months ended September 30, 2012
Operating Revenues
Operating revenues increased $244.3 million, or 24.7%, to $1.2 billion for the nine months ended September 30, 2013, compared to the prior year period, as we achieved an 86.7% load factor on an increase in traffic of 23.6%.
Total RASM for the nine months ended September 30, 2013 was 12.12 cents, an increase of 2.7% compared to the same period of 2012. Total revenue per passenger flight segment increased 4.8% from $127.33 for the nine months ended September

30, 2012 to $133.41 for the nine months ended September 30, 2013. Our average ticket fare per passenger flight segment increased from $76.40 to $79.92, or 4.6%, compared to the prior year period.

Non-ticket revenue as a percentage of total revenue remained relatively stable from 40.0% for the nine months ended September 30, 2012 to 40.1% for the nine months ended September 30, 2013. Stronger demand throughout the year, particularly in the third quarter of 2013, as compared to prior year allowed us to better leverage our ability to revenue manage our inventory, resulting in higher ticket revenue per passenger segment.

Operating Expenses
Operating expense increased for the nine months ended September 30, 2013 by $172.1 million, or 20.3%, compared to the same period for 2012 primarily due to our 21.4% capacity growth as well as higher amortization of heavy maintenance events on our aircraft.
Aircraft fuel expense for the nine months ended September 30, 2013 increased $60.9 million, or 17.4%, compared to the prior year period as a result of a 19.5% increase in block hours, an increase of $9.9 million in net realized and unrealized losses from fuel derivatives, offset by a 3.9% decrease for into-plane fuel cost per gallon year-over-year. The elements of the changes are illustrated in the following table:

	Nine Months Ended September 30,		Percent Change
	2013	2012
	(in thousands, except per gallon amounts)
Into-plane fuel expense	$402,066	$351,057	14.5%
Cash paid (received) from settled derivatives, net	6,348	(543)	(1,269.1)%
Economic fuel expense	408,414	350,514	16.5%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	3,489	460	658.5%
Aircraft fuel expense (per Statement of Operations)	$411,903	$350,974	17.4%
Fuel gallons consumed	126,832	106,320	19.3%
Economic fuel cost per gallon	$3.22	$3.30	(2.4)%
Into-plane fuel cost per gallon	$3.17	$3.30	(3.9)%
Total net loss recognized for hedges that settled during the nine months ended September 30, 2013 was $6.3 million, compared to a net gain of $0.5 million in the prior year period, representing the net cash received or paid for the settlement of hedges.
During peak hurricane season (August through October), we enter into jet fuel swap agreements to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2013, we had approximately 21% of our forecast fourth quarter 2013 fuel consumption protected from refining risk using these jet fuel swaps. Additionally, total unrealized gains and losses arising from mark-to-market adjustments to our outstanding fuel derivatives during the nine months ended September 30, 2013 was a $3.5 million net loss. Our net position is due to a decrease in the market price for refining margin on jet fuel hedges when compared to that market as of the time of our hedge trade.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2013 and 2012, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Per-ASM Change	Percent Change
	2013	2012
	(in cents, except for percentages)
Aircraft fuel	4.04	4.18	(0.14)	(3.3)%
Salaries, wages, and benefits	1.89	1.91	(0.02)	(1.0)%
Aircraft rent	1.23	1.27	(0.04)	(3.1)%
Landing fees and other rents	0.60	0.61	(0.01)	(1.6)%
Distribution	0.50	0.52	(0.02)	(3.8)%
Maintenance, materials and repairs	0.43	0.44	(0.01)	(2.3)%
Depreciation and amortization	0.22	0.12	0.10	83.3%
Other operating	1.09	1.14	(0.05)	(4.4)%
Loss on disposal of assets	—	0.01	(0.01)	NA
Special charges (credits)	—	(0.10)	0.10	NA
CASM	10.02	10.11	(0.09)	(0.9)%
Adjusted CASM (1)	9.97	10.20	(0.23)	(2.3)%
Adjusted CASM ex fuel (2)	5.96	6.02	(0.06)	(1.0)%

(1)
For the nine months ended September 30, 2013, adjusted CASM excludes mark-to-market losses of 0.03 cents per-ASM, loss on disposal of assets of less than 0.01 cent, and special charges of less than 0.01 cent. For the nine months ended September 30, 2012, adjusted CASM excludes mark-to-market losses of 0.01 cent per-ASM, loss on disposal of assets of 0.01 cent, and special credits of 0.10 cents.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses, loss on disposal of assets, and special charges and credits.
Our adjusted CASM ex-fuel for the nine months ended September 30, 2013 decreased by 1.0% as compared to the same period in 2012. During the second quarter of 2013, we entered into lease extensions covering 14 of our existing A319 aircraft. The lease extensions provide for reduced lease rates resulting in lower rent expense for the remaining term of the leases which contributed to the decrease in adjusted CASM ex-fuel as compared to the same period in 2012. In addition, we had a year-over-year decrease in expense related to wet-leased aircraft which we incurred during prior year in order to maintain desired capacity during the summer months. Also contributing to the decrease in adjusted CASM ex-fuel is the decrease in other operating expenses on a per-ASM basis as compared to the same period in 2012, which is mainly attributed to in-sourcing of certain contract work as well as a decrease in software consulting costs related to the ERP implementation. These decreases were partially offset by higher heavy maintenance amortization expense for the nine months ended September 30, 2013 resulting from the increase in deferred heavy aircraft maintenance events as compared to the same period in 2012.
Labor costs for the nine months ended September 30, 2013 increased $32.2 million, or 20.1%, compared to same period in 2012, primarily driven by a 27.1% increase in our pilot and flight attendant workforce resulting from the introduction of nine new aircraft since the third quarter of 2012. On a per-ASM basis, labor costs decreased slightly as the growth in capacity outpaced our increases in labor costs for the period.
Aircraft rent expense for the nine months ended September 30, 2013 increased by $18.7 million, or 17.5%, compared to the same period in 2012. This increase was primarily driven by the delivery of nine new aircraft subsequent to the end of the third quarter of 2012. On a per-ASM basis, aircraft rent expense decreased due to the reduced expense from the modification of our lease terms with the 14 A319 aircraft and a year-over-year decrease in expense related to wet-leased aircraft which we incurred during prior year in order to maintain desired capacity during the 2012 summer months.
Landing fees and other rents for the nine months ended September 30, 2013 increased $10.3 million, or 20.0%, as compared to the same period in 2012 primarily due to a 14.7% increase in departures. On a per-ASM basis, landing fees and other rents decreased as our increase in capacity outpaced our increase in departures and passenger flight segments which are the main drivers for landing fees and other rents.

Distribution costs increased by $7.3 million, or 16.8%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase is primarily due to increased sales volume and an increase of approximately 6.1 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than sales directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs. The decrease on a per unit basis is primarily due to a decrease in our effective credit card fee rates period-over-period.
Maintenance costs for the nine months ended September 30, 2013 increased by $6.6 million, or 17.8%, compared to the prior year period. The increase in maintenance costs is mostly due to the aging of our fleet, which requires more comprehensive work during routine scheduled maintenance, as well as the timing of the mix of maintenance checks performed during the nine months ended September 30, 2013 as compared to the nine months ended of September 30, 2012. The decrease in maintenance costs on a per-ASM basis is due largely to the one time costs associated with the 2012 seat maintenance program in addition to $0.9 million of maintenance and repair related costs in the second quarter of 2012 from hail storm damage. Maintenance expense is expected to increase significantly as our fleet continues to grow and age, resulting in the need for additional repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $16.3 million and $5.6 million for the nine months ended September 30, 2013 and 2012, respectively. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $60.2 million and $42.9 million for the nine months ended September 30, 2013 and 2012, respectively.
Depreciation and amortization increased by $12.4 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the nine months ended September 30, 2013 compared to the prior year period.
Other operating expense for the nine months ended September 30, 2013 increased by $14.9 million, or 15.6%, compared to the prior year period, primarily due to an increase in departures of 14.7% which led to increases in variable operating expenses such as ground handling and security expense. On a per-ASM basis, our other operating expenses decreased as compared to the same period in 2012. This decrease is primarily due to the in-sourcing of certain contract work during 2013 as well as a year-over-year decrease in software consulting costs which were incurred in 2012 related to our ERP system implementation.

Other income (expenses)

Interest expense and corresponding capitalized interest in the nine months ended September 30, 2013 primarily relates to interest on the TRA. Interest expense and corresponding capitalized interest in the nine months ended September 30, 2012 primarily relates to interest on PDPs and interest related to the TRA.

Income Taxes
Our effective tax rate for the nine months ended September 30, 2013 was 37.6% compared to 37.7% for the nine months ended September 30, 2012. In arriving at these rates, we considered a variety of factors, including our forecast full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to that pre-tax income.

Liquidity and Capital Resources

Our primary source of liquidity is cash on hand and cash provided by operations. Our main uses of liquidity are for working capital needs, capital expenditures, PDPs and maintenance reserves. Our total cash at September 30, 2013 was $540.2 million, an increase of $123.4 million from December 31, 2012.
Our most significant capital needs are to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. In the nine months ended September 30,

2013, $21.5 million of PDPs have been returned related to delivered aircraft and engines in the period, and we have paid $62.8 million for future deliveries of aircraft and spare engines. As of September 30, 2013, we have $132.5 million of PDPs on our balance sheet.
Maintenance reserves are paid to some aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the nine months ended September 30, 2013, we recorded an increase of $10.2 million in maintenance reserves, net of reimbursements, and as of September 30, 2013, we have $207.1 million ($61.5 million in other current assets and $145.6 million in prepaid aircraft maintenance to lessors) on our balance sheet.
We have secured third-party financing commitments for our next ten aircraft deliveries from Airbus, which are scheduled for delivery in 2013 through 2014. We do not have financing commitments in place for the remaining 105 aircraft currently on firm order which are scheduled for delivery in 2015 through 2021. These future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
Net Cash Flows Provided By Operating Activities. Operating activities in the nine months ended September 30, 2013 provided $173.6 million in cash compared to $88.8 million provided in the nine months ended September 30, 2012. The increase is primarily due to larger operations in the nine months ended September 30, 2013 as compared to the prior year period. In addition, air traffic liability has increased $49.3 million period-over-period accounting for portion of the additional cash on hand. The increase is driven by increases in capacity and higher fares.
Net Cash Flows Used In Investing Activities. In the nine months ended September 30, 2013, investing activities used $58.4 million, compared to $19.5 million used in the prior year period. The increase is mainly due to an increase in paid PDPs, net of refunds, during the nine months ended September 30, 2013, compared to the prior year period, driven by the timing of aircraft deliveries and our amended order with Airbus. In the nine months ended September 30, 2012, $9.1 million was received as a result of proceeds from the sale of slots at Ronald Reagan National Airport (DCA). Capital expenditures decreased period-over-period mainly due to expenses incurred in 2012 related to the implementation of SAP, our new enterprise resource planning system.
Net Cash Flows Provided By (Used In) Financing Activities. During the nine months ended September 30, 2013, financing activities provided $8.1 million, compared to $13.5 million used in the prior year period. The change in financing activities is driven mostly by the timing of the tax receivable agreement payment.

Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of September 30, 2013, including obligations resulting from the October 1, 2013 agreement described below, and the periods in which payments are due (in millions):

	Remainder of 2013	2014 - 2015	2016 - 2017	2018 and beyond	Total
Operating lease obligations	$47	$377	$340	$574	$1,338
Flight equipment purchase obligations	136	1,206	1,456	2,743	5,541
Total future payments on contractual obligations (1)	$183	$1,583	$1,796	$3,317	$6,879

(1)	Does not include remaining contractual payments to the Pre-IPO Stockholders under the Tax Receivable Agreement. See Note 10 to the Condensed Financial Statements.
On October 1, 2013, we entered into agreements with each of Pratt & Whitney and International Aero Engines AG for the provision and servicing of engines to power our fleet of Airbus A320-family aircraft. The flight equipment purchase obligations reflected above are inclusive of the additional commitments resulting from these agreements. Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on actual flight hours. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be approximately $1.8 million in the remainder of 2013, $7.4 million in 2014, $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, and $24.2 million in 2018 and beyond.
Additionally, we are contractually obligated to pay the following minimum guaranteed payments to the provider of our reservation system as of September 30, 2013: $0.9 million during the remainder of 2013, $3.9 million in 2014, $3.9 million in 2015, $3.9 million in 2016, $3.9 million in 2017 and $2.6 million in 2018.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 51 of our aircraft are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 and 2025. Aircraft rent payments were $43.1 million and $35.6 million for the three months ended September 30, 2013 and 2012, respectively, and $125.3 million and $103.2 million for the nine months ended September 30, 2013 and 2012, respectively. Our aircraft lease payments for 46 of our aircraft are fixed-rate obligations. Five of our aircraft leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. On June 20, 2013, we entered into an amendment to the Airbus A320 Family Purchase Agreement, by and between us and Airbus S.A.S., dated May 5, 2004 (Airbus Amendment), for the order of an additional 20 Airbus A321 aircraft. These aircraft are in addition to the 95 aircraft not yet delivered under our existing order with Airbus and will be scheduled for delivery between 2015 and 2017. On October 1, 2013, we entered into agreements with International Aero Engines AG (IAE) and Pratt & Whitney (collectively, the IAE & P&W Agreement) for the provision and servicing of engines to power its fleet of Airbus A320-family aircraft. The commitments reflected below are inclusive of the additional commitments resulting from the IAE & P&W Agreement. Our aircraft orders, including the conversion of 10 Airbus A320 orders to Airbus A321 orders and the conversion of 5 Airbus A321 orders to Airbus A321neo orders, consisted of 115 A320 family aircraft (40 of the existing A320 model, 45 A320neos, 25 of the existing A321 model, and 5 A321neos) with Airbus, 5 direct operating leases for A320neos with a third party, 6 spare engine orders for V2500 SelectOne™ engines with International Aero Engines AG and 9 spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Aircraft are scheduled for delivery from 2013 through 2021, and spare engines are scheduled for delivery from 2014 through 2023. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be approximately $136 million for the remainder of 2013, $412 million in 2014, $794 million in 2015, $640 million in 2016, $816 million in 2017 and $2,743 million in 2018 and beyond.
As of September 30, 2013, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $3.7 million. As of September 30, 2012, we had lines of credit related to corporate credit cards of $13.6 million from which we had drawn $4.3 million.
As of September 30, 2013, we had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount of $24.5 million. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of September 30, 2013, we had drawn $12.7 million on these lines of credit. As of September 30, 2012, we had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount of $18.0 million. As of September 30, 2012, we had drawn $9.7 million on these lines of credit.
As of September 30, 2013, we had $5.8 million in uncollateralized surety bonds and a $25.1 million in unsecured standby letter of credit facilities of which $10.4 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding mark-to-market gains or losses, loss on disposal of assets, and special charges (credits), divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, and special charges (credits), divided by ASMs.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2013 and 2012 represented 40.4% and 41.4% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we may enter into jet fuel swaps to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $53.4 million. To attempt to manage fuel price risk, from time to time we use jet fuel options or jet fuel swaps to mitigate a portion of the crack spread between crude and jet fuel. As of September 30, 2013, we had approximately 21% of our forecast fourth quarter 2013 fuel consumption protected from refining risk using jet fuel swaps.
The fair value of our fuel derivative contracts as of September 30, 2013 and December 31, 2012 was a $3.2 million liability and a $0.3 million asset, respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of September 30, 2013, we believe the credit exposure related to these fuel forward contracts was negligible.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2012 would affect total aircraft rent expense in 2013 by less than $0.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Airlines are subject to extensive and increasing regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT finalized rules, effective on April 29, 2010, requiring new procedures for customer handling during long onboard tarmac delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of the new rules. A second set of DOT final rules, which became effective in August 2011 and January 2012, addresses, among other things, concerns about how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft, including requirements for disclosure of base fares plus a set of regulatorily dictated options and limits on cancellations and service charges for changes and cancellations. Failure to remain in full compliance with these rules may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material effect on our business. The DOT has a pending notice of proposed rulemaking addressing additional accommodations required for passengers with certain disabilities. In addition, the FAA recently issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, which is effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones, and other factors.
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
10.1***
Amended and Restated V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013.

10.2***
Amended and Restated Fleet Hour Agreement, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013.

10.3***
V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013 and Side Letter No. 2 dated as of October 1, 2013.

10.4***	Fleet Hour Agreement, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013.

10.5***	PurePower PW1100G Engine Purchase Support Agreement, dated as of October 1, 2013, by and between the Company and United Technologies Corporation, acting through its Pratt & Whitney Division.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: October 30, 2013	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer