Form 10-Q/A
period 2013-09-30
Spirit Airlines, Inc.
filed 2014-02-20
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment No. 1)

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer  ☑     Accelerated filer    ☐      Non-accelerated filer   ☐     Smaller reporting company  ☐

 Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of business on February 7, 2014:

Class	Number of Shares
Common Stock, $0.0001 par value	72,670,673

Explanatory Note
This Amendment No. 1 to Form 10-Q (this “Amendment Filing”) amends the Quarterly Report on Form 10-Q of Spirit Airlines, Inc. (the “Company”) for the quarter ended September 30, 2013, which was originally filed on October 30, 2013 (the “Original Filing”). The Company is filing this Amendment Filing solely for the purpose of re-filing Exhibits 10.1, 10.2, 10.3 and 10.4 thereto in response to comments received from the Staff of the Securities and Exchange Commission (the “SEC”) in connection with a confidential treatment request with respect to such agreements (the “Redacted Agreements”). As a result, portions of the Redacted Agreements that were omitted in Exhibits 10.1, 10.2, 10.3 and 10.4 to the Original Filing have been provided in Exhibits 10.1, 10.2, 10.3 and 10.4 filed herewith.
This Amendment Filing does not modify or update any part of or information set forth in the Original Filing other than Exhibits 10.1, 10.2, 10.3 and 10.4.

Exhibit No.	Description of Exhibit
10.1*
Amended and Restated V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013.

10.2*
Amended and Restated Fleet Hour Agreement, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013.

10.3*
V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013 and Side Letter No. 2 dated as of October 1, 2013.

10.4*	Fleet Hour Agreement, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013.

10.5**	PurePower PW1100G Engine Purchase Support Agreement, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and United Technologies Corporation, acting through its Pratt & Whitney Division.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

* Confidential treatment has been requested for portions of this exhibit. The copy filed herewith omits the information subject to the confidentiality request. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission.

** Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT AIRLINES, INC.
Date: February 20, 2014	By:	/s/ B. Ben Baldanza
B. Ben Baldanza
President and Chief Executive Officer