Form 10-K
period 2013-12-31
Spirit Airlines, Inc.
filed 2014-02-20
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Large accelerated filer  ☑     Accelerated filer    ☐      Non-accelerated filer   ☐     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.1 billion computed by reference to the last sale price of the common stock on the NASDAQ Global Select Market on June 28, 2013, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 7, 2014:

Class	Number of Shares
Common Stock, $0.0001 par value per share	72,670,673

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2013.

__________________________________________________

PART I
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
Our mailing address and executive offices are located at 2800 Executive Way, Miramar, Florida 33025, and our telephone number at that address is (954) 447-7920. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission or SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our website, www.spirit.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Business Conduct and Ethics, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Spirit Airlines, Inc., 2800 Executive Way, Miramar, Florida 33025.
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

Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:
Ultra-Low Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the Americas. We believe this cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain among the highest operating margins in our industry and support continued growth. Our operating costs per available seat mile (CASM) of 9.90 cents in 2013, were significantly lower than those of the major domestic network carriers, American Airlines, Delta Air Lines, United Air Lines and US Airways and among the lowest of the domestic low-cost carriers, including JetBlue Airways and Southwest Airlines. We achieve these low unit operating costs in large part due to:

•	high aircraft utilization;

•	high-density seating configurations on our aircraft;

•	our simple operations;

•	no hub-and-spoke inefficiencies;

•	highly productive workforce;

•	opportunistic outsourcing of operating functions;

•	operating a modern single fleet type of Airbus A320-family aircraft with common flight crews across the fleet;

•	reduced sales, marketing and distribution costs through direct-to-consumer marketing;

•	efficient flight scheduling, including minimal ground times between flights; and

•	a company-wide business culture that is keenly focused on driving costs lower.
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to produce significant non-ticket revenue generation, which allows us to stimulate passenger demand for our product by lowering base fares and enabling passengers to identify, select and pay for the products and services they want to use. Our unbundled strategy has enabled us to grow average non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $54 in 2013 by:

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

•
offering third-party travel products (travel packages), such as hotel rooms, ground transportation (rental and hotel shuttle products) and attractions (show or theme park tickets) packaged with air travel;

•	selling third-party travel insurance through our website;

•	selling in-flight products and onboard advertising.
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
Well Positioned for Growth. We have developed a substantial network of destinations in profitable U.S. domestic niche markets, targeted growth markets in the Caribbean and Latin America and high-volume routes flown by price-sensitive travelers. In the United States, we also have grown into large markets that, due to higher fares, have priced out those more price-sensitive travelers. Our strategy to balance growth in large domestic markets, niche markets and opportunities in the Caribbean and Latin America gives us a significant number of growth opportunities.
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
Financial Strength Achieved with Focus on Cost Discipline. We believe our ULCC business model has delivered strong financial results in difficult economic times. We have generated these results by:

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

Route Network
As of December 31, 2013, our route network included 130 markets served by 56 airports throughout North America, Central America, South America and the Caribbean.
Below is a route map of our current network, which includes seasonal routes and routes announced as of February 12, 2014 for which service has not yet started:

PORTLAND
OAKLAND
LAS VEGAS
LOS ANGELES
SAN DIEGO
PHOENIX
DENVER
MINNEAPOLIS/ST.PAUL
NIAGARA FALLS / TORONTO
CHICAGO / O'HARE
DETROIT
PLATTSBURGH / MONTREAL
BOSTON
NEW YORK / LAGUARDIA
PHILADELPHIA
LATROBE / PITTSBURGH
ATLANTIC CITY
BALTIMORE / WASHINGTON, D.C.
CHARLESTON
MYRTLE BEACH
DALLAS / FORT WORTH
ATLANTA
NEW ORLEANS
HOUSTON/ INTERCONTINENTAL
ORLANDO
TAMPA
WEST PALM BEACH
FT. MYERS
FT. LAUDERDALE
SAN SALVADOR BAHAMAS operates for Club Med
LOS CABOS MEXICO
TOLUCA / MEXICO CITY MEXICO
CANCUN MEXICO
SANTIAGO DOMINICAN REPUBLIC
AGUADILLA PUERTO RICO
SAN JUAN PUERTO RICO
ST. MAARTEN
ST. THOMAS USVI
PUNTA CANA DOMINICAN REPUBLIC
SANTO DOMINGO DOMINICAN REPUBLIC
PORT AU PRINCE HAITI
MONTEGO BAY JAMAICA
KINGSTON JAMAICA
SAN PEDRO SULA HONDURAS
GUATEMALA CITY GUATEMALA
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
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, code-sharing relationships and frequent flier programs and redemption opportunities. Our competitors and potential competitors include traditional network airlines, low-cost carriers, and regional airlines. We typically compete in markets served by traditional network airlines and other low-cost carriers, and, to a lesser extent, regional airlines.
Our single largest overlap, at approximately 61% of our markets as of January 3, 2014, is with American Airlines. Our principal competitors on domestic routes are American Airlines (including US Airways which merged with American in December 2013 but currently continues to operate as a separate carrier), Southwest Airlines, United Airlines and Delta Airlines. Our principal competitors for service from South Florida to our markets in the Caribbean and Latin America are American Airlines through its hub in Miami and JetBlue Airways through its operations in Fort Lauderdale. Our principal competitive advantages are our low base fares and our focus on the price-sensitive traveler who pays his or her own travel costs. These low base fares are facilitated by our low unit operating costs, which in 2013 were among the lowest in the industry. We believe our low costs coupled with our non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
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
Customers

We believe our customers are primarily leisure travelers who make their purchase decision based on price. By focusing on lowering our cost structure, we can successfully sell tickets at low fares while maintaining a strong profit margin.
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
As of December 31, 2013, we had a fleet of 54 Airbus single-aisle aircraft, consisting of 29 A319s, 23 A320s and 2 A321s and the average age of the fleet was 5.1 years. All of our existing aircraft were financed under operating leases with expirations between 2016 and 2025.
As of December 31, 2013, firm aircraft orders consisted of 112 A320 family aircraft (37 of the existing A320 aircraft model, 45 A320neos, 25 of the existing A321 model and 5 A321neos) with Airbus and 5 direct operating leases for A320neos with a third-party lessor. As of December 31, 2013, spare engine orders consisted of six V2500 SelectOne engines with IAE and nine PurePower PW 1100G-JM engines with Pratt & Whitney. Aircraft are scheduled for delivery from 2014 through 2021 and spare engines are scheduled for delivery from 2014 through 2024. The firm aircraft orders provide for capacity growth as well as the flexibility to replace all or some of the 54 aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit.
Consistent with our ULCC business model, each of our aircraft is configured with a high density seating configuration, which helps us maintain a lower unit cost and pass savings to our customers. Our A319s accommodate 145 passengers (compared to 114 or 128 on United, 124 on US Airways and 128 on American Airlines), our A320s accommodate 178 passengers (compared to 138 or 150 on United, 150 on US Airways and 150 on JetBlue) and our A321s accommodate 218 passengers (compared to 183 or 187 on US Airways, 102 on American Airlines and 159 or 190 on JetBlue).
Maintenance and Repairs
We have an FAA mandated and approved maintenance program, which is administered by our technical services department. Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft.
Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 20 months. Heavy engine maintenance is performed approximately every four to six years and includes a more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for our current fleet with IAE for our engine overhaul services and Lufthansa Technik on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.
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
Employees
Our business is labor intensive, with labor costs representing approximately 19.1%, 19.1% and 19.6% of our total operating costs for 2013, 2012 and 2011, respectively. As of December 31, 2013, we had 869 pilots, 1,248 flight attendants, 25 flight dispatchers, 346 mechanics, 791 airport agents/other and 340 employees in administrative roles for a total of 3,619 employees. Approximately 59% of our employees were represented by labor unions under three different collective-bargaining agreements. On an average full-time equivalent basis, for the full year 2013, we had 3,224 employees, compared to 2,767 in 2012.

FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown, and to be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.
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

Employee Groups	Representative	Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	August 2015
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007
Dispatchers	Transport Workers Union (TWU)	August 2018
In December 2013, with the help of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On February 7, 2014, we were notified that the flight attendants voted to not ratify the tentative agreement. We will continue to work together with the AFA-CWA and the NMB with a goal of reaching a mutually beneficial agreement.
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
Our ongoing focus on safety relies on training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our operation including: flight operations, maintenance, in-flight, dispatch and station operations. The Transportation Security Administration, or TSA, is charged with aviation security for both airlines and airports. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, customers, equipment and facilities are exercised throughout the operation.
Insurance
We maintain insurance policies we believe are customary in the airline industry and as required by the DOT. The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire and extended coverage; directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; and workers’ compensation and employer’s liability. We have obtained third-party war risk (terrorism) insurance through a special program administered by the FAA. Should the government discontinue this coverage, obtaining comparable coverage from commercial underwriters could result in a change in premiums and more restrictive terms, if it is available at all. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.
Management Information Systems
We have continued our commitment to technology improvements to support our ongoing operations and initiatives. During 2013, we completed the integration of a new SAP Enterprise Resource Planning application, which replaced our general ledger, accounts payable, accounts receivable, cash management and fixed asset systems. The conversion was designed to improve our key business processes by implementing an integrated tool to increase efficiency, consistency, data accuracy and cost effectiveness.
Foreign Ownership
Under DOT regulations and federal law, we must be controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.
We believe we are currently in compliance with such foreign ownership rules.
Government Regulation
Operational Regulation
The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the FAA. The DOT has jurisdiction over economic issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability and disabled passenger transportation, among other areas, several of which were included in rules that became effective in 2011 and 2012 relating to, among other things, how airlines handle interactions with passengers through advertising, the reservation process, at the airport and on board the aircraft. The DOT has extended the effective date for certain of these rules. Additional consumer and disabled passenger rules may be proposed in 2014. See “Risk Factors—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.”
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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2013, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. The FAA recently issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, known as FAR 117 and which became effective on January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments, and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. In addition, this will lead to increased pilot costs as we will be required to hire more pilots as a result of FAR 117. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
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
Security Regulation
The TSA was created in 2001 with the responsibility and authority to oversee the implementation, and ensure the adequacy, of security measures at airports and other transportation facilities. Funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee) of $2.50 per passenger flight segment, subject to a $5 per one-way trip cap. Effective July 1, 2014, the security fee will be set at a flat rate of $5.60 each way. The TSA was granted authority to impose additional fees on air carriers if necessary to cover additional federal aviation security costs. Pursuant to its authority, the TSA may revise the way it assesses this fee, which could result in increased costs for passengers and us. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. The TSA also assesses an Aviation Security Infrastructure Fee, or ASIF, on each airline. Our ASIF fee is approximately $1.6 million per year.
Environmental Regulation
We are subject to various federal, state and local laws and regulations relating to the protection of the environment and affecting matters such as aircraft engine emissions, aircraft noise emissions and the discharge or disposal of materials and chemicals, which laws and regulations are administered by numerous state and federal agencies. The Environmental Protection Agency, or EPA, regulates operations, including air carrier operations, which affect the quality of air in the United States. We believe the aircraft in our fleet meet all emission standards issued by the EPA. Concern about climate change and greenhouse gases may result in additional regulation or taxation of aircraft emissions in the United States and abroad.
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

ITEM 1A.    RISK FACTORS

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements may include words such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions indicating future results or expectations, as they relate to our company, our business and our management, are intended to identify forward-looking statements. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved, if at all. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Therefore, actual results may differ materially from what is expressed in or indicated by our forward-looking statements or from historical experience or our present expectations. Known material risk factors that could cause these differences are set forth below under "Risk Factors." Additional risks or uncertainties (i) that are not currently known to us, (ii) that we currently deem to be immaterial, or (iii) that could apply to any company, could also materially adversely affect our business, financial condition, or future results. You should carefully consider the risks described below and the other information in this report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. References in this report to “Spirit,” “we,” “us,” “our,” or the “Company” shall mean Spirit Airlines, Inc., unless the context indicates otherwise.

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
All of the domestic traditional network airlines have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. On November 29, 2011, AMR Corporation and substantially all of its subsidiaries, including American Airlines, Inc., filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. In December 2013, AMR Corporation and US Airways Group, Inc. completed a merger and formally became American Airlines Group Inc. We presently compete with American Airlines (including US Airways, which merged with American in December 2013 but continues to operate as a separate carrier) in a majority of our markets. We cannot predict the extent to which this merger will result in a more effective competitor with us.
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
There has been significant consolidation within the airline industry including, for example, the combinations of American Airlines and US Airways, Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines and Southwest Airlines and AirTran Airways. In the future, there may be additional consolidation in our industry. Any business combination could significantly alter industry conditions and competition within the airline industry and could cause fares of our competitors to be reduced.
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
Our low cost structure is one of our primary competitive advantages. However, we have limited control over many of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, airport and related infrastructure taxes, the cost of meeting changing regulatory requirements and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of our collective bargaining agreements. We cannot guarantee we will be able to maintain a cost advantage over our competitors. If our cost structure increases and we are no longer able to maintain a cost advantage over our competitors, it could have a material adverse effect on our business, results of operations and financial condition.
The airline industry is heavily impacted by the price and availability of aircraft fuel. Continued volatility in fuel costs or significant disruptions in the supply of fuel, including hurricanes and other events affecting the Gulf Coast in particular, could materially adversely affect our business, results of operations and financial condition.
Aircraft fuel costs represent our single largest operating cost, accounting for 40.2%, 41.2% and 41.9% of our total operating expenses for 2013, 2012 and 2011, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could cause disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supplies. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources.
Aircraft fuel prices have been subject to high volatility, fluctuating substantially over the past several years. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase in the price of aircraft fuel can have a significant negative impact on our operating costs and on our business, results of operations and financial condition.
Our fuel derivative activity may not reduce our fuel costs.
From time to time, we enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. Our derivatives generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options are used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2013, we had no outstanding fuel derivative contracts. There can be no assurance that we will be able to enter into fuel hedge contracts in the future. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, our hedged positions could counteract the cost benefit of lower fuel prices and could require us to post additional cash margin collateral. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”

Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
During 2013, 2012 and 2011, we generated non-ticket revenues of $668.4 million, $535.6 million and $381.5 million, respectively. Our non-ticket revenues are generated from charges for, among other things, baggage, bookings through our distribution channels, advance seat selection, itinerary changes and loyalty programs. In April 2011, the DOT published a broad set of final rules relating to, among other things, how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft. The final rules require airlines to publish a full fare for a flight, including mandatory taxes and fees, and to enhance disclosure of the cost of optional products and services, including baggage charges. The rules restrict airlines from increasing ticket prices post-purchase (other than increases resulting from changes in government-imposed fees or taxes) or increase significantly the amount and scope of compensation payable to passengers involuntarily denied boarding due to oversales. The final rules also extend the applicability of tarmac delay reporting and penalties to include international flights and provide that reservations made more than one week prior to flight date may be held at the quoted fare without payment, or cancelled without penalty, for 24 hours. All of these rules became effective by January 24, 2012. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and Federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
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
These factors can adversely affect, and from time to time have adversely affected, our results of operations, our ability to obtain financing on acceptable terms and our liquidity. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs can reduce spending for price-sensitive leisure and business travel. For many travelers, in particular the price-sensitive travelers we serve, air transportation is a discretionary purchase that they may reduce or eliminate from their spending in difficult economic times. The overall decrease in demand for air transportation in the United States in 2008 and 2009 resulting from record high fuel prices and the economic recession required us to take significant steps to reduce our capacity, which reduced our revenues. Unfavorable economic conditions could also affect our ability to raise prices to counteract increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.
The airline industry faces ongoing security concerns and related cost burdens, further threatened or actual terrorist attacks or other hostilities that could significantly harm our industry and our business.
The terrorist attacks of September 11, 2001 and their aftermath negatively affected the airline industry. The primary effects experienced by the airline industry included:

•
substantial loss of revenue and flight disruption costs caused by the grounding of all commercial air traffic in or headed to the United States by the Federal Aviation Administration, or FAA, for three days after the terrorist attacks;

•	increased security and insurance costs;

•	increased concerns about future terrorist attacks;

•	airport shutdowns and flight cancellations and delays due to security breaches and perceived safety threats; and

•	significantly reduced passenger traffic and yields due to the subsequent dramatic drop in demand for air travel.
Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration, or TSA, have implemented numerous security measures that restrict airline operations and increase costs, and are likely to implement additional measures in the future. For example, following the widely publicized attempt of an alleged terrorist to detonate plastic explosives hidden underneath his clothes on a Northwest Airlines flight on Christmas Day in 2009, passengers became subject to enhanced random screening, which may include pat-downs, explosive detection testing or body scans. Enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to consumers in the form of higher prices. Any future terrorist attacks or attempted attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a material adverse effect on our business, results of operations and financial condition and on the airline industry in general.
Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel related taxes or the outbreak of disease, any of which could harm our business, operating results and financial condition.
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, increased security measures, new travel related taxes and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean as well as other areas of the eastern United States (such as Hurricane Sandy in October 2012), winter snowstorms or the January 2010 earthquakes in Port-au-Prince, Haiti, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors could harm our business, results of operations and financial condition. Similarly, outbreaks of pandemic or contagious diseases, such as avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine) flu, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Increased travel taxes, such as those provided in the Travel Promotion Act, enacted March 10, 2010, which charges visitors from certain countries a $10 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
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
Our business is labor intensive, with labor costs representing approximately 19.1%, 19.1% and 19.6% of our total operating costs for 2013, 2012 and 2011, respectively. As of December 31, 2013, approximately 59% of our workforce was represented by labor unions and thereby covered by collective bargaining agreements. We cannot assure you that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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
We entered into a five-year agreement with our flight dispatchers in August 2013. In December 2013, with the help of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On February 7, 2014, we were notified that the flight attendants voted not to ratify the tentative agreement. We will continue to work together with the AFA-CWA and the NMB with a goal of reaching a mutually beneficial agreement. If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.
We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. All of our aircraft are leased, and in 2013 and 2012 we paid the lessors rent of $166.3 million and $140.8 million, respectively, and maintenance deposits net of reimbursements of $24.1 million and $31.6 million, respectively. As of December 31, 2013, we had future operating lease obligations of approximately $1.4 billion. In addition, we have significant obligations for aircraft and spare engines that that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt and Whitney for delivery over the next several years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, whether fuel prices continue at current price levels and/or further increase or decrease, further weakening or improving in the U.S. economy, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:

•
require a substantial portion of cash flow from operations for operating lease and maintenance deposit payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to make required pre-delivery deposit payment, or PDPs, including those payable to our aircraft and engine manufacturers for our aircraft and spare engines on order;

•	limit our ability to obtain additional financing to support our expansion plans and for working capital and other purposes on acceptable terms or at all;

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
As of December 31, 2013, we had access to lines of credit from four counterparties to our jet fuel derivatives and our purchase credit card issuer aggregating $53.1 million. These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

A deterioration in worldwide economic conditions may adversely affect our business, operating results, financial condition, liquidity and ability to obtain financing or access capital markets.
The general worldwide economy has in the past experienced downturns due to the effects of the European debt crisis, unfavorable U.S. economic conditions and slowing growth in certain Asian economies, including general credit market crises, collateral effects on the finance and banking industries, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions and liquidity concerns. The airline industry is particularly sensitive to changes in economic conditions, which affect customer travel patterns and related revenues.  A weak economy could reduce our bookings, and a reduction in discretionary spending could also decrease amounts our customers are willing to pay.  Unfavorable economic conditions can also impact the ability of airlines to raise fares to help offset increased fuel, labor and other costs. We cannot accurately predict the effect or duration of any economic slowdown or the timing or strength of a subsequent economic recovery.

In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus. IAE and Pratt and Whitney over the next several years, and we will need to finance these purchases. We may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of PDPs, or for other working capital. Factors that affect our ability to raise financing or access the capital markets include market conditions in the airline industry, economic conditions, the perceived residual value of aircraft and related assets, the level and volatility of our earnings, our relative competitive position in the markets in which we operate, our ability to retain key personnel, our operating cash flows and legal and regulatory developments. Regardless of our creditworthiness, at times the market for aircraft purchase or lease financing has been very constrained due to such factors as the general state of the capital markets and the financial position of the major providers of commercial aircraft financing.
Our liquidity and general level of capital resources impact our ability to hedge our fuel requirements.
We enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. As of December 31, 2013, we had no outstanding fuel derivative contracts. While we intend to hedge a portion of our future fuel requirements, there can be no assurance that, at any given time, we will be able to enter into fuel hedge contracts. In the past, we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our hedge contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our hedge contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited, because we set the price of tickets in advance of knowing our fuel costs at the time the tickets are flown. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited.
We rely on maintaining a high daily aircraft utilization rate to implement our low cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 12.7 hours, 12.8 hours and 12.7 hours for 2013, 2012 and 2011, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2013, the average age of our aircraft was approximately 5.1 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. We expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occuring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay supplemental rent, also known as maintenance reserves, to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase as a percentage of our revenue over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and

Estimates—Aircraft Maintenance, Materials and Repair Costs and Heavy Maintenance Amortization” and “—Maintenance Reserves.”
Our lack of marketing alliances could harm our business.
Many airlines, including the domestic traditional network airlines (American, Delta and United) have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as OneWorld, SkyTeam and Star Alliance, generally provide for code-sharing, frequent flier program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any alliances with U.S. or foreign airlines. Our lack of marketing alliances puts us at a competitive disadvantage to traditional network carriers who are able to attract passengers through more widespread alliances, particularly on international routes, and that disadvantage may result in a material adverse effect on our passenger traffic, business, results of operations and financial condition.
We are subject to extensive and increasing regulation by the Federal Aviation Administration, the Department of Transportation and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.

Airlines are subject to extensive and increasing regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT finalized rules in April 2010 requiring new procedures for customer handling during long onboard tarmac delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of these rules. A second set of DOT final rules, which became effective in August 2011 and January 2012, addresses, among other things, concerns about how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft, including requirements for disclosure of base fares plus a set of regulatorily dictated options and limits on cancellations and service charges for changes and cancellations. Additional consumer and disabled passenger rules may be proposed in 2014. In addition, the FAA recently issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR 117 and which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action.
We cannot assure you that compliance with these rules will not have a material adverse effect on our business.

In August 2010, the Airline Baggage Transparency and Accountability Act was introduced in the United States Senate. This legislation, if enacted, would increase disclosure regarding fees for airline ticket sales, impose federal taxes on charges for carry-on and checked baggage, authorize the DOT's Aviation Consumer Protection Division to oversee lost and stolen baggage claims, and require data collection and the public release of collected data concerning airline handling of lost, damaged and stolen luggage. In early 2011, the United States Senate passed an amendment to the FAA reauthorization bill that, if enacted, would impose federal taxes at a rate of 7.5% on charges for carry-on baggage. If the Airline Baggage Transparency and Accountability Act, the Senate amendment to the FAA reauthorization bill or similar legislation were to be enacted, it is uncertain what effect it would have on our results of operations and financial condition.

We cannot assure you that these and other laws or regulations enacted in the future will not harm our business. In addition, the TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. In July 2014, the TSA will implement an increased passenger security fee at a flat rate of $5.60. The ticket tax increase could negatively impact our financial results.

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

International routes are regulated by treaties and related agreements between the United States and foreign governments. Our ability to operate international routes is subject to change because the applicable arrangements between the United States and foreign governments may be amended from time to time. Our access to new international markets may be limited by our ability to obtain the necessary certificates to fly the international routes. In addition, our operations in foreign countries are subject to regulation by foreign governments and our business may be affected by changes in law and future actions taken by such governments, including granting or withdrawal of government approvals and restrictions on competitive practices. We are subject to numerous foreign regulations based on the large number of countries outside the United States where we currently provide service. If we are not able to comply with this complex regulatory regime, our business could be significantly harmed. Please see “Business — Government Regulation.”

We may not be able to implement our growth strategy.
Our growth strategy includes acquiring additional aircraft, increasing the frequency of flights and size of aircraft used in markets we currently serve, and expanding the number of markets we serve where our low cost structure would likely be successful. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. We face numerous challenges in implementing our growth strategy, including our ability to:

•	maintain profitability;

•	obtain financing to acquire new aircraft;

•	access airports located in our targeted geographic markets where we can operate routes in a manner that is consistent with our cost strategy;

•	gain access to international routes; and

•	access sufficient gates and other services at airports we currently serve or may seek to serve.
Our growth is dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment and facilities. An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. In addition, expansion to new markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the existing risks upon entering certain new markets or respond adequately to these risks, and our growth strategy and our business may suffer as a result. In addition, our competitors may reduce their fares and/or offer special promotions following our entry into a new market. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets.
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
In 2008, in response to record high fuel prices and rapidly deteriorating economic conditions, we modified our growth plans by terminating our leases for seven aircraft. We incurred significant expenses relating to our lease terminations, and have incurred additional expenses to acquire new aircraft in place of those under the terminated leases as we expanded our network. We may in the future determine to reduce further our future growth plans from previously announced levels, which may impact our business strategy and future profitability.

We rely heavily on technology and automated systems to operate our business and any failure of these technologies or systems or failure by their operators could harm our business.
We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting system, telecommunications systems, website, maintenance systems and check-in kiosks. In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our reservation system fails or experiences interruptions, and we are unable to book seats for any period of time, we could lose a significant amount of revenue as customers book seats on competing airlines. We have experienced short duration reservation system outages from time to time and may experience similar outages in the future. For example, in November 2010, we experienced a significant service outage with our third-party reservation service provider on the day before Thanksgiving, one of the industry’s busiest travel days and in August 2013, we experienced another 13 hour outage that affected our sales and customer service response times. We also rely on third-party service providers of our other automated systems for technical support, system maintenance and software upgrades. If our automated systems are not functioning or if the current providers were to fail to adequately provide technical support or timely software upgrades for any one of our key existing systems, we could experience service disruptions, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems’ vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all and any transition time to a new system may be significant.
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
Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information, credit card data and other confidential information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Although we take steps to secure our management information systems, and although multiple auditors review and approve the security configurations and management processes of these systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective, and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber attacks, computer viruses, power loss, or other disruptive events.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. In addition, attacks not targeted at us, but targeted solely at suppliers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, suppliers and others.
Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants, or costs incurred in connection with the notifications to employees, suppliers or the general public as part of our notification obligations to the various governments that govern our business. Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of technology used by us to protect transaction or other data. In addition, data and security breaches can also occur as a result of non-technical issues, including breaches by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Our reputation, brand and financial condition could be adversely affected if, as a result of a significant cyber event or other security issues: our operations are disrupted or shut down; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.

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
As of December 31, 2013, we had a single fuel service contract with World Fuel Services Corporation to manage the sourcing and contracting of our fuel supply. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
Our reputation and business could be adversely affected in the event of an emergency, accident or similar incident involving our aircraft.
We are exposed to potential significant losses in the event that any of our aircraft is subject to an emergency, accident, terrorist incident or other similar incident, and significant costs related to passenger claims, repairs or replacement of a damaged aircraft and its temporary or permanent loss from service. There can be no assurance that we will not be affected by such events or that the amount of our insurance coverage will be adequate in the event such circumstances arise and any such event could cause a substantial increase in our insurance premiums. Please see “—Increases in insurance costs or significant reductions in coverage could have a material adverse effect on our business, financial condition and results of operations.” In addition, any future aircraft emergency, accident or similar incident, even if fully covered by insurance or even if it does not involve our airline, may create a public perception that our airline or the equipment we fly is less safe or reliable than other transportation alternatives, or could cause us to perform time consuming and costly inspections on our aircraft or engines which could have a material adverse effect on our business, results of operations and financial condition.
Negative publicity regarding our customer service could have a material adverse effect on our business.
In the past we have experienced a relatively high number of customer complaints related to, among other things, our customer service and reservations and ticketing systems. In particular, we generally experience a higher volume of complaints when we make changes to our unbundling policies, such as charging for baggage. In addition, in 2009, we entered into a consent order with the DOT for our procedures for bumping passengers from oversold flights and our handling of lost or damaged baggage. Under the consent order, we were assessed a civil penalty of $375,000, of which we were required to pay $215,000 based on an agreement with the DOT and our not having similar violations in the year after the date of the consent order. Our reputation and business could be materially adversely affected if we fail to meet customers’ expectations with respect to customer service or if we are perceived by our customers to provide poor customer service.
We depend on a limited number of suppliers for our aircraft and engines.
One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE. If Airbus, IAE, or Pratt and Whitney becomes unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft or components that we operate were discovered that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. The use of our aircraft could be suspended or restricted by regulatory authorities in the event of any actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.
Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the South Florida, Caribbean, Latin American or domestic U.S. markets could harm our business, results of operations and financial condition.
A significant portion of our operations are conducted to and from the South Florida, Caribbean, Latin American or domestic U.S. markets. Our business, results of operations and financial condition could be harmed if we lost our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, negative public perception of these destinations, unfavorable weather conditions, or terrorist related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. Many of the countries we serve are experiencing either economic slowdowns or recessions, which may translate into a weakening of demand and could harm our business, results of operations and financial condition.
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
We have obtained third-party war risk insurance, which insures against some risks of terrorism, through a special program administered by the FAA, resulting in lower premiums than if we had obtained this insurance in the commercial insurance market. If the special program administered by the FAA is not continued, or if the government discontinues this coverage for any reason, obtaining comparable coverage from commercial underwriters may result in higher premiums and more restrictive terms, if it is available at all. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain adequate war risk insurance. The FAA war risk hull and liability insurance policy is effective from October 1, 2013 through September 30, 2014.
Failure to comply with applicable environmental regulations could have a material adverse effect on our business, results of operations and financial condition.
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the management of hazardous substances, oils and waste materials. Compliance with all environmental laws and regulations can require significant expenditures and any future regulatory developments in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. For example, climate change legislation was previously introduced in Congress and such legislation could be re-introduced in the future by Congress and state legislatures, and could contain provisions affecting the aviation industry, compliance with which could result in the creation of substantial additional costs to us. Similarly, the Environmental Protection Agency issued a rule that regulates larger emitters of greenhouse gases. Future operations and financial results may vary as a result of such regulations. Compliance with these regulations and new or existing regulations that may be applicable to us in the future could increase our cost base and could have a material adverse effect on our business, results of operations and financial condition.
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
Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team, including Ben Baldanza, our President and Chief Executive Officer. Competition for highly qualified personnel is intense, and the loss of any executive officer, senior manager, or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We are required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting.

The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. During the performance of these activities, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NASDAQ Global Select Market, regulatory investigations, civil or criminal sanctions and class action litigation.
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
In the past, stockholders have sometimes instituted securities class action litigation against companies following periods of volatility in the market price of their securities. Any similar litigation against us could result in substantial costs, divert management’s attention and resources and harm our business or results of operations.
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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2013, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2013, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
We operated a total of 54 aircraft, all of which are under operating leases, as of December 31, 2013.
The following table details information on the 54 aircraft in our fleet as of December 31, 2013:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft
A319	145	6.8	29
A320	178	1.8	23
A321	218	8.4	2
		5.1	54
During 2013, we converted ten Airbus A320 orders to Airbus A321 orders and converted five Airbus A321 orders to Airbus A321neo orders. As of December 31, 2013, our aircraft orders, consisted of 112 A320 family aircraft with Airbus (37 of the existing A320 aircraft model, 45 A320neos, 25 of the existing A321 model and 5 A321neos) and 5 direct operating leases for A320neos with a third-party lessor. As of December 31, 2013, our future fleet plan, net of contractual lease returns, is illustrated in the table below.

Aircraft Type	2014	2015	2016	2017	2018	2019	2020	2021
A319	29	29	26	22	17	16	9	5
A320	34	45	50	58	58	58	58	58
A320 NEO	—	1	5	5	11	19	32	50
A321	2	4	12	20	25	25	25	25
A321 NEO	—	—	—	—	—	5	5	5
Total Aircraft	65	79	93	105	111	123	129	143
* Actual fleet count may differ depending on future fleet decisions, including actual lease retirements.
We also have six spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2014 through 2024.
Ground Facilities
We lease all of our facilities at each of the airports we serve. Our leases for terminal passenger service facilities, which include ticket counter and gate space, operations support areas and baggage service offices, generally have a term ranging from month-to-month to 20 years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We also have entered into use agreements at the airports we serve that provide for the non-exclusive use of runways, taxiways and other airfield facilities. Landing fees paid under these agreements are based on the number of landings and weight of the aircraft.
As of December 31, 2013, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with over 17% of our capacity operating to or from FLL during 2013. We operate primarily out of Terminal 4, the international terminal. We currently use up to nine gates at Terminal 4 and Terminal 3. We have preferential access to six of the Terminal 4 gates, preferential access to one of the Terminal 3 gates, common use access to the remaining two Terminal 4 gates, and common use access to other Terminal 3 gates. FLL is in the middle of a concourse replacement and expansion project, which would expand the number of gates at Terminal 4 to 14. Other airports through which we conduct significant operations include Dallas-Fort Worth International Airport (DFW), McCarran International Airport (LAS) serving Las Vegas, Chicago O'Hare International Airport (ORD), Detroit Metropolitan Wayne County Airport (DTW), LaGuardia Airport (LGA) serving New York City and Orlando International Airport (MCO).

Our largest maintenance facility is currently located in a leased facility at FLL under a lease that expires in January 2015. We also conduct additional maintenance operations in leased facilities in Detroit, Michigan; Chicago, Illinois; Atlantic City, New Jersey; Dallas, Texas; and Las Vegas, Nevada.
Our principal executive offices and headquarters are located in a leased facility at 2800 Executive Way, Miramar, Florida 33025, consisting of approximately 56,000 square feet. The lease for this facility expires in January 2025. We have executed an agreement to lease the facility located at 2844 Corporate Way, Miramar, Florida 33025, consisting of approximately 15,000 square feet. We expect to take possession of this facility in February 2014 to expand our principal executive offices and headquarters. The lease for this facility expires in January 2025. We also have a training center located in a leased facility at 1050 Lee Wagener Boulevard, Fort Lauderdale, Florida 33315, consisting of approximately 12,000 square feet, under a lease that expires in January 2015.
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
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of our common stock
Our common stock is listed and traded on the NASDAQ Global Select Market under the symbol "SAVE." The following table shows, for the periods indicated, the high and low per share sales prices for our common stock on the NASDAQ Global Select Market.

	High	Low
Fiscal year ending December 31, 2012
First Quarter	$20.70	$13.90
Second Quarter	24.75	17.41
Third Quarter	23.13	15.85
Fourth Quarter	18.00	15.64
Fiscal year ending December 31, 2013
First Quarter	$26.87	$17.40
Second Quarter	33.75	24.30
Third Quarter	36.83	29.65
Fourth Quarter	47.62	32.50
As of February 7, 2014, there were approximately 28 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the beneficial holders.
The information under the caption “Equity Compensation Plan Information” in our 2014 Proxy Statement is incorporated herein by reference.
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

Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2013. All stock repurchases during this period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy minimum withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs.
October 1-31, 2013	—	N/A	—	—
November 1-30, 2013	763	$44.50	—	—
December 1-31, 2013	—	N/A	—	—
Total	763	$44.50	—	—
During the first three quarters of 2013, we repurchased and retired 103,484 shares for a total of $2.3 million. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements. We did not make any open market stock repurchases during 2013.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index for the period beginning on May 26, 2011 (the date our common stock was first traded) and ending on the last day of 2013. The graph assumes an investment of $100 in our stock and the two indices, respectively, on May 26, 2011, and further assumes the reinvestment of all dividends. The May 26, 2011 stock price used for our stock is the initial public offering price. Stock price performance, presented for the period from May 26, 2011 to December 31, 2013, is not necessarily indicative of future results.

Spirit
NYSE Arca Airline Index
Nasdaq Composite Index
400
300
200
100
0
5/26/2011
12/31/2011
12/31/2012
12/31/2013

	5/26/2011	12/31/2011	12/31/2012	12/31/2013
Spirit	$100.00	$130.00	$147.75	$378.42
NYSE ARCA Airline Index	$100.00	$75.49	$103.90	$164.39
NASDAQ Composite Index	$100.00	$94.23	$110.91	$155.15

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
We derived the selected statements of operations data for the years ended December 31, 2013, 2012 and 2011 and the balance sheet data as of December 31, 2013 and 2012 from our audited financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2010 and 2009 and the balance sheet data as of December 31, 2011, 2010 and 2009 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2013	2012	2011	2010 (1)	2009
	(in thousands except share and per share data)
Operating revenues:
Passenger	$986,018	$782,792	$689,650	$537,969	$536,181
Non-ticket	668,367	535,596	381,536	243,296	163,856
Total operating revenue	1,654,385	1,318,388	1,071,186	781,265	700,037
Operating expenses:
Aircraft fuel (2)	551,746	471,763	388,046	248,206	181,107
Salaries, wages and benefits	262,150	218,919	181,742	156,443	135,420
Aircraft rent	169,737	143,572	116,485	101,345	89,974
Landing fees and other rents	83,604	68,368	52,794	48,118	42,061
Distribution	67,481	56,668	51,349	41,179	34,067
Maintenance, materials and repairs	60,143	49,460	34,017	27,035	27,536
Depreciation and amortization	31,947	15,256	7,760	5,620	4,924
Other operating	144,586	127,886	91,172	83,748	72,921
Loss on disposal of assets	525	956	255	77	1,010
Special charges (credits) (3)	174	(8,450)	3,184	621	(392)
Total operating expenses	1,372,093	1,144,398	926,804	712,392	588,628
Operating income	282,292	173,990	144,382	68,873	111,409
Other expense (income):
Interest expense (4)	214	1,350	24,781	50,313	46,892
Capitalized interest (5)	(214)	(1,350)	(2,890)	(1,491)	(951)
Interest income	(401)	(925)	(575)	(328)	(345)
Gain on extinguishment of debt (6)	—	—	—	—	(19,711)
Other expense	283	331	235	194	298
Total other expense (income)	(118)	(594)	21,551	48,688	26,183
Income before income taxes	282,410	174,584	122,831	20,185	85,226
Provision (benefit) for income taxes (7)	105,492	66,124	46,383	(52,296)	1,533
Net income	$176,918	$108,460	$76,448	$72,481	$83,693
Earnings Per Share:
Basic	$2.44	$1.50	$1.44	$2.77	$3.23
Diluted	$2.42	$1.49	$1.43	$2.72	$3.18
Weighted average shares outstanding:
Basic	72,592,765	72,385,574	53,240,898	26,183,772	25,910,766
Diluted	72,999,221	72,590,574	53,515,348	26,689,855	26,315,121

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

(2)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) settlement gains and losses and (iii) unrealized mark-to-market gains and losses associated with fuel hedge contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Into-plane fuel cost	$542,523	$471,542	$392,278	$251,754	$181,806
Realized losses (gains)	8,958	175	(7,436)	(1,483)	750
Unrealized losses (gains)	265	46	3,204	(2,065)	(1,449)
Aircraft fuel expense	$551,746	$471,763	$388,046	$248,206	$181,107

(3)
Special charges (credits) include: (i) for 2009, amounts relating to the early termination in mid-2008 of leases for seven Airbus A319 aircraft, a related reduction in workforce and the exit facility costs associated with returning planes to lessors in 2008; (ii) for 2009 and 2010, amounts relating to the sale of previously expensed MD-80 parts; (iii) for 2010 and 2011 amounts relating to exit facility costs associated with moving our Detroit, Michigan maintenance operations to Fort Lauderdale, Florida; (iv) termination costs in connection with the IPO during the three months ended June 30, 2011 comprised of amounts paid to Indigo Partners, LLC to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes; (v) for 2011 and 2012, a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA) offset by costs connected with the 2012 secondary offerings; and for 2013, costs related to the 2013 secondary offering. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges (Credits).”

(4)
Substantially all of the interest expense recorded in 2009, 2010 and 2011 relates to notes and preferred stock held by our principal stockholders that were repaid or redeemed, or exchanged for shares of common stock, in connection with the Recapitalization in 2011 that was effected in connection with the IPO. Interest expense in 2012 primarily relates to interest on PDPs and interest related to the TRA. Interest expense in 2013 primarily relates to interest related to the TRA.

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

The following table presents balance sheet data for the periods presented.

	As of December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$530,631	$416,816	$343,328	$82,714	$86,147
Total assets	1,180,765	919,884	745,813	475,757	327,866
Long-term debt, including current portion	—	—	—	260,827	242,232
Mandatorily redeemable preferred stock	—	—	—	79,717	75,110
Stockholders' equity (deficit)	769,117	582,535	466,706	(105,077)	(178,127)

OPERATING STATISTICS

	Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Statistics (unaudited) (A)
Average aircraft	49.9	41.2	34.8	30.5	28.0
Aircraft at end of period	54	45	37	32	28
Airports served in the period (B)	56	55	50	41	43
Average daily Aircraft utilization (hours)	12.7	12.8	12.7	12.8	13.0
Average stage length (miles)	958	909	921	941	931
Block hours	231,148	192,403	161,898	141,864	133,227
Passenger flight segments (thousands)	12,414	10,423	8,518	6,952	6,325
Revenue passenger miles (RPMs) (thousands)	12,001,088	9,663,721	8,006,748	6,664,395	6,039,064
Available seat miles (ASMs) (thousands)	13,861,393	11,344,731	9,352,553	8,119,923	7,485,141
Load factor (%)	86.6	85.2	85.6	82.1	80.7
Average ticket revenue per passenger flight segment ($)	79.43	75.11	80.97	77.39	84.77
Average non-ticket revenue per passenger flight segment ($)	53.84	51.39	44.79	35.00	25.91
Total revenue per passenger segment ($)	133.27	126.50	125.76	112.39	110.68
Average yield (cents)	13.79	13.64	13.38	11.72	11.59
RASM (cents)	11.94	11.62	11.45	9.62	9.35
CASM (cents)	9.90	10.09	9.91	8.77	7.86
Adjusted CASM (cents) (C)	9.89	10.15	9.84	8.79	7.89
Adjusted CASM ex fuel (cents) (C)	5.91	6.00	5.72	5.71	5.45
Fuel gallons consumed (thousands)	171,931	142,991	121,030	106,628	98,422
Average economic fuel cost per gallon ($)	3.21	3.30	3.18	2.35	1.85

(A)	See “Glossary of Airline Terms” elsewhere in this annual report for definitions of terms used in this table.

(B)	Includes airports served during the period that had service canceled as of the end of the period. Previously, we reported only airports served during the period with continuing operations.

(C)
Excludes special charges (credits) of $(0.4) million (less than (0.01) cents per ASM) in 2009, $0.6 million (less than 0.01 cents per ASM) in 2010, $3.2 million (0.03 cents per ASM) in 2011, $(8.5) million ((0.07) cents per ASM) in 2012 and $0.2 million (less than 0.01 cents per ASM) in 2013. These amounts are excluded from all calculations of Adjusted CASM provided in this prospectus. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges (Credits).” Also excludes unrealized mark-to-market, or MTM, (gains) and losses $(1.4) million ((0.02) cents per ASM) in 2009, $(2.1) million ((0.03) cents per ASM) in 2010, $3.2 million (0.03 cents per ASM) in 2011, $0.0 million (less than 0.01 cents per ASM) in 2012 and $0.3 million (less than 0.01 cent per ASM) in 2013. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report.

2013 Year in Review
The year 2013 marks the seventh consecutive year of profitability and one of the most successful years on record for us. We achieved earnings of $176.9 million ($2.42 per share, diluted), compared to net income of $108.5 million ($1.49 per share, diluted) in 2012. The increase in our 2013 net income is a result of our increased capacity, continued strong demand for our ultra-low fares and growth in our ancillary revenues.
For the year ended December 31, 2013, we achieved record annual profits and a 17.1% operating profit margin, the highest in our history, on $1,654.4 million in operating revenues. Our traffic grew by 24.2% as we continued to stimulate demand with ultra-low fares. Total revenue per passenger flight segment increased by 5.4% from $126.50 to $133.27. Total RASM for 2013 was 11.94 cents, an increase of 2.8% compared to the prior year period, as a result of both higher average passenger yields and increased load factors. Strength in demand throughout 2013 allowed us to leverage our ability to revenue manage our inventory, resulting in increased profitability year over year.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model in which we compete solely on the basis of price. Spirit's unit operating costs continue to be among the lowest of any airline in the Americas. During 2013, we increased our capacity by 22.2% as we grew our fleet of Airbus single-aisle aircraft from 45 to 54, added 25 new nonstop routes during the year, and launched service to two new destinations: New Orleans, Louisiana and Philadelphia, Pennsylvania.
During 2013, we increased our average non-ticket revenue per passenger flight segment by 4.8%, or $2.45, to $53.84. Our total non-ticket revenue increased by 24.8%, or $132.8 million, to $668.4 million in 2013. The year-over-year increase in average non-ticket revenue per passenger flight segment was primarily driven by changes we made late in 2012 to our bag fee schedule to optimize revenue by channel, a change we made in July 2013 to align our foreign passenger usage fee with our domestic passenger usage fee, and an increase in service charges collected as a result of increased volume of third-party bookings. Growth in travel package sales including the offering of third-party travel-related options such as hotels and rental cars for sale through our website, subscriptions to our $9 Fare Club and other options designed to enhance our customers' travel experience also contributed to the growth of our non-ticket revenue.
During 2013, our adjusted CASM ex-fuel decreased by 1.5% to 5.91 cents. Better operational performance during 2013 as compared to 2012 helped drive lower wages and passenger re-accommodation expenses. In addition, during 2013, we entered into lease extensions covering 14 of our existing A319 aircraft resulting in reduced lease rates for the remaining term of the leases which contributed to the decrease in adjusted CASM ex-fuel as compared to 2012. These decreases were partially offset by higher heavy maintenance amortization expense for 2013 resulting from the increase in deferred heavy aircraft maintenance events as compared to the same period in 2012.
During 2013, we reached a Company milestone with the introduction of the 50th aircraft into our operating fleet. As of December 31, 2013, our 54 Airbus A320-family aircraft fleet was comprised of 29 A319s, 23 A320s and 2 A321s. As of December 31, 2013, our aircraft orders consisted of 112 A320 family aircraft with Airbus and 5 direct operating leases for A320neos with a third party, scheduled for delivery from 2014 through 2021. Our plan calls for growing the fleet by 20.4% in 2014.
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

Non-ticket Revenues. Non-ticket revenues are generated from air travel-related charges for baggage, passenger usage fee (PUF) for bookings through our distribution channels, advance seat selection, itinerary changes, hotel travel packages and loyalty programs such as our FREE SPIRIT affinity credit card program and $9 Fare Club. Non-ticket revenues also include revenues derived from services not directly related to providing transportation such as the sale of advertising to third parties on our website and on board our aircraft.
Substantially all of our revenues are denominated in U.S. dollars. Passenger revenues are recognized once the related flight departs. Accordingly, the value of tickets sold in advance of travel is included under our current liabilities as “air traffic liability,” or ATL, until the related air travel is provided. Non-ticket revenues are generally recognized at the time the ancillary products are purchased or ancillary services are provided. Non-ticket revenues also include revenues from our subscription-based $9 Fare Club, which we recognize on a straight-line basis over 12 months. Revenue generated from the FREE SPIRIT credit card affinity program are recognized in accordance with the criteria as set forth in Accounting Standards Update ASU No. 2009-13. Please see “—Critical Accounting Policies and Estimates—Frequent Flier Program”.
We recognize revenues net of certain taxes and airport passenger fees, which are collected by us on behalf of airports and governmental agencies and remitted to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These items are collected from customers at the time they purchase their tickets, but are not included in our revenues. We record a liability upon collection from the customer and relieve the liability when payments are remitted to the applicable governmental agency or airport.
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
Aircraft Rent. Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and lease return condition obligations which we begin to accrue when they are probable. Aircraft rent expense is net of the amortization of gains and losses on sale and leaseback transactions on our flight equipment. Presently, all of our aircraft and spare engines are financed under operating leases.
Landing Fees and Other Rents. Landing fees and other rents include both fixed and variable facilities expenses, such as the fees charged by airports for the use or lease of airport facilities, overfly fees paid to other countries and the monthly rent paid for our headquarters facility.
Distribution. Distribution expense includes all of our direct costs including the cost of web support, our third-party call center, travel agent commissions and related GDS fees and credit card transaction fees, associated with the sale of our tickets and other products and services.
Maintenance, Materials and Repairs. Maintenance, materials and repairs expense includes all parts, materials, repairs and fees for repairs performed by third-party vendors directly required to maintain our fleet. It excludes direct labor cost related to our own mechanics, which is included under salaries, wages and benefits. It also excludes the amortization of heavy maintenance expenses, which we defer under the deferral method of accounting and amortize as a component of depreciation and amortization expense.
Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of fixed assets we own and leasehold improvements. It also includes the amortization of heavy maintenance expenses we defer under the deferral method of accounting for heavy maintenance events and recognize into expense on a straight-line or usage basis until the earlier of the next estimated heavy maintenance event or the aircraft's return at the end of the lease term.
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
Special Charges (Credits). Special charges (credits) include termination costs, secondary offering costs and the gain on the sale of take-off and landing slots.
In 2012, we sold four permanent air carrier slots at Ronald Reagan National Airport (DCA) to another airline for $9.1 million. We recognized the $9.1 million gain within special charges (credits) in the third quarter of 2012, the period in which the FAA operating restriction lapsed and written confirmation of the slot transfer was received by the buyer from the FAA.
During the third quarter of 2013, certain stockholders affiliated with Indigo Partners LLC (Indigo) sold an aggregate of 12,070,920 shares of common stock in an underwritten public offering. We incurred $0.3 million in costs related to this offering in 2013. Upon completion of this secondary offering, investment funds affiliated with Indigo owned no shares of our common stock.
On July 31, 2012, certain stockholders affiliated with Oaktree Capital Management (Oaktree) sold an aggregate of 9,394,927 shares of common stock in an underwritten public offering. We incurred $0.7 million in costs related to this offering in 2012. Upon completion of this secondary offering, investment funds affiliated with Oaktree owned no shares of our common stock.
On January 25, 2012, certain stockholders of the Company, including affiliates of Oaktree and Indigo and certain members of our executive team, sold an aggregate of 12,650,000 shares of common stock in an underwritten public offering. We incurred a total of $1.3 million in costs between 2011 and 2012 related to this secondary offering, offset by reimbursements from certain selling stockholders of $0.6 million in accordance with the Fourth Amendment to the Second Amended and Restated Investor Rights Agreement.
We did not receive any proceeds from any of these secondary offerings.
In the second quarter of 2011, we incurred $2.3 million of termination costs in connection with the IPO comprised of amounts paid to Indigo to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes.
Our Other Expense (Income)
Interest Expense. Paid-in-kind interest on notes due to related parties and preferred stock dividends due to related parties account, on average, for over 80% of interest expense incurred in 2011. Non-related party interest expense accounted for the remainder of interest expense in 2011. All of the notes and preferred stock were repaid or redeemed, or exchanged for common stock, in connection with the 2011 Recapitalization. Interest expense in 2012 primarily relates to interest on PDPs and interest related to the Tax Receivable Agreement, or TRA. Interest expense in 2013 primarily relates to interest on the TRA.
Capitalized Interest. Capitalized interest represents interest cost incurred during the acquisition period of an aircraft which theoretically could have been avoided had we not made PDPs for that aircraft. These amounts are capitalized as part of the cost of the aircraft upon delivery. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2011 primarily relates to the interest incurred on debt due to related parties. Capitalized interest for 2012 and 2013 primarily relates to interest incurred in connection with payments owed under the TRA.
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
In connection with the IPO, we entered into the TRA and thereby distributed immediately prior to the completion of the IPO to the holders of common stock as of such time, or the Pre-IPO Stockholders, the right to receive an amount equal to 90%

of the cash savings in federal income tax realized by it by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by us as of March 31, 2011, which is defined as the Pre-IPO NOL. Cash tax savings generally will be computed by comparing actual federal income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA, we recorded a liability with an offsetting reduction to additional paid in capital. The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in the future and any future limitations that may be imposed on our ability to use the Pre-IPO NOLs. The term of the TRA will continue until the first to occur (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company.
In accordance with the TRA, we are required to submit a Tax Benefit Schedule showing the proposed TRA payout amount to the Stockholder Representatives within 45 calendar days after we file our tax return. Stockholder Representatives are defined as Indigo Pacific Partners, LLC and OCM FIE, LLC, representing the two largest ownership interest of pre-IPO shares. The Tax Benefit Schedule shall become final and binding on all parties unless a Stockholder Representative, within 45 calendar days after receiving such schedule, provides us with notice of a material objection to such schedule. If the parties, for any reason, are unable to successfully resolve the issues raised in any notice within 30 calendar days of receipt of such notice, we and the Stockholder Representatives have the right to employ the reconciliation procedures as set forth in the TRA. If the Tax Benefit Schedule is accepted, then we have five days after acceptance to make payments to the Pre-IPO stockholders. Pursuant to the TRA's reconciliation procedures, any disputes that cannot be settled amicably, are settled by arbitration conducted by a single arbitrator jointly selected by both parties.
During the second quarter of 2012, we paid $27.2 million, or 90% of the 2011 tax savings realized from the utilization of NOLs, including $0.3 million of applicable interest. During 2012, management adjusted for an immaterial error in the original estimate of the liability. This adjustment reduced the liability with an offset to additional paid in capital.
During 2013, we filed an amended 2009 income tax return in order to correct its NOL carry forward as of December 31, 2009. As a result, our NOL carry forward as of March 31, 2011 was consequently reduced by $7.8 million, which corresponds to a reduction in the estimated TRA benefit of $2.4 million with an offset to additional paid in capital. On September 13, 2013, we filed our 2012 federal income tax return, and on October 14, 2013, we submitted a Tax Benefit Schedule to the Stockholder Representatives. On November 27, 2013, pursuant to the TRA, we received an objection notice to the Tax Benefit Schedule from the Stockholder Representatives. As of December 31, 2013, we estimated the TRA liability to be $5.6 million. We are in discussions with the Stockholder Representatives attempting to resolve the objection related to the Tax Benefit Schedule and thus have not employed the TRA's reconciliation procedures.

Trends and Uncertainties Affecting Our Business
We believe our operating and business performance is driven by various factors that affect airlines and their markets, trends affecting the broader travel industry and trends affecting the specific markets and customer base that we target. The following key factors may affect our future performance.
Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, code-sharing relationships and frequent flier programs and redemption opportunities. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flier initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize unit revenue. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell.
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

Aircraft Fuel. Fuel costs represent the single largest operating expense for most airlines, including ours. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred in recent years, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Historically, we have protected approximately 70% of our forecasted fuel requirements during peak hurricane season (August through October) using jet fuel swaps. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2013, we had no derivative contracts outstanding. As of December 31, 2013, we purchased all of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
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
We have three union-represented employee groups comprising approximately 59% of our employees at December 31, 2013. Our pilots are represented by the Airline Pilots Association, International or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, and our flight dispatchers are represented by the Transport Workers Union of America, or TWU. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. In June 2010, we experienced a five-day strike by our pilots, which caused us to shut down our flight operations. The strike ended as a result of our reaching a tentative agreement under a Return to Work Agreement and a full flight schedule was resumed on June 18, 2010. On August 1, 2010, we entered into a five-year collective bargaining agreement with our pilots. In August 2013, we entered into a five-year agreement with our flight dispatchers. In December 2013, with the help of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On February 7, 2014, we were notified that the flight attendants voted to not ratify the tentative agreement. We will continue to work together with the AFA and the NMB with a goal of reaching a mutually beneficial agreement. We believe the five-year term of our CBAs is valuable in providing stability to our labor costs and provide us with competitive labor costs compared to other U.S.-based low-cost carriers. If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions or stoppages, such as the strike by our pilots in June 2010. A strike or other significant labor dispute with our unionized employees is likely to adversely affect our ability to conduct business.
Maintenance Expense. Maintenance expense grew through 2013, 2012 and 2011 mainly as a result of the increasing age (approximately 5.1 years on average at December 31, 2013) and size of our fleet. As the fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time. However, we believe, based on our scheduled maintenance events, maintenance expense and maintenance-related amortization expense in 2014 will be approximately $113 million. In addition, we expect to capitalize $40 million of costs for heavy maintenance during 2014.
As a result of a significant portion of our fleet being acquired over a relatively short period of time, significant maintenance scheduled on each of our planes will occur at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations across our current fleet around the same time. These more significant maintenance activities will result in out-of-service periods during which our aircraft will be dedicated to maintenance activities and unavailable to fly revenue service. In addition, management expects that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Please see “—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization.”
Maintenance Reserve Obligations. The terms of some of our aircraft lease agreements require us to post deposits for future maintenance, also known as maintenance reserves, to the lessor in advance of and as collateral for the performance of major maintenance events, resulting in our recording significant prepaid deposits on our balance sheet. As a result, the cash costs of scheduled major maintenance events are paid well in advance of the recognition of the maintenance event in our results of operations. Please see “—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization” and “—Maintenance Reserves.”
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. For a detailed discussion of our significant accounting policies, please see “Notes to Financial Statements—1. Summary of Significant Accounting Policies”.
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
Our most significant non-ticket revenues include revenues generated from air travel-related services paid for baggage, bookings through our call center or third-party vendors, advance seat selection, itinerary changes and loyalty programs, and are recognized at the time products are purchased or ancillary services are provided. These revenues also include commissions from the sales of hotel rooms, trip insurance and rental cars recognized at the time the service is rendered. Non-ticket revenues also include revenues from our subscription-based $9 Fare Club, recognized on a straight-line basis over 12 months.
Customers may elect to change their itinerary prior to the date of departure. A service charge is assessed and recognized on the date the change is initiated and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. The amount remaining after deducting the service charge is called a credit shell which expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and our other service offerings. The amount of credits expected to expire is recognized as revenue upon issuance of the credit and is estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment.
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
Under our affinity card program, funds received for the marketing of a co-branded Spirit credit card and delivery of award miles are accounted for as a mulitple-deliverable arrangement. At the inception of the arrangement, we evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting. We determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. At inception of the arrangement, we established the relative selling price for all deliverables that qualified for separation, as arrangement consideration should be allocated based on relative selling price. The manner in which the selling price was established was based on the applicable hierarchy of evidence. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable's relative selling price. In considering the hierarchy of evidence, we first determined whether vendor-specific objective evidence of selling price or third-party evidence of selling price existed. We determined that neither vendor-specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of our program. As such, we developed our best estimate of the selling price for all deliverables. For the selling price of travel, we considered a number of entity-specific factors including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions and other charges. For licensing of brand and access to member lists, we considered both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace/industry, brand power, market royalty rates and size of customer base. For the advertising and marketing element, we considered market-specific factors and entity-specific factors including, our internal costs (and fluctuations of costs) of providing services, volume of marketing efforts and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided which is currently estimated at 16 months. We used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. For additional information, please see “Notes to Financial Statements—1. Summary of Significant Accounting Policies—Frequent Flier Program”.
Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization. We account for heavy maintenance under the deferral method. Under the deferral method the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense until the earlier of the next estimated heavy maintenance event or the aircraft's return at the end of the lease term. Amortization of engine and aircraft overhaul costs was $23.6 million, $9.1 million and $2.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. If heavy maintenance costs were amortized within maintenance, material and repairs expense in the statement of operations, our maintenance, material and repairs expense would have been $83.8 million, $58.6 million and $36.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. During the years ended December 31, 2013, 2012 and 2011, we capitalized $70.8 million, $61.6 million and $22.1 million of costs for heavy maintenance, respectively. The timing of the next heavy maintenance event is estimated based on assumptions including estimated usage, FAA-mandated maintenance intervals and average removal times as suggested by the manufacturer. These assumptions may change based on changes in our utilization of our aircraft, changes in government regulations and suggested manufacturer maintenance intervals. In addition, these assumptions can be affected by unplanned incidents that could damage an airframe, engine or major component to a level that would require a heavy maintenance event prior to a scheduled maintenance event. To the extent our planned usage increases, the estimated life would decrease before the next maintenance event, resulting in additional expense over a shorter period. Heavy maintenance events are our 6-year and 12-year airframe checks (HMV4 and HMV8, respectively), engine overhauls and overhauls to major components. Certain maintenance functions are outsourced under contracts that require payment based on a performance measure such as flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are accrued based on contractual payment terms. Routine cost for maintaining the airframes and engines and line maintenance are charged to maintenance, materials and repairs expense as performed.
Maintenance Reserves. Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our performance of major maintenance activities. These lease agreements provide that maintenance reserves are reimbursable to us upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft.
At lease inception and at each balance sheet date, we assess whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits. Maintenance deposits expected to be recovered from lessors are reflected as prepaid maintenance deposits in the accompanying balance sheets. When it is not probable we will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. Because we are required to pay maintenance reserves for our operating leased aircraft, and we choose to apply the deferral method for maintenance accounting, management expects that the final heavy maintenance events will be amortized over the remaining lease term rather than over the next estimated heavy maintenance event. As a result, our maintenance costs in the last few years of leases could be significantly in excess of the costs in earlier periods. In addition, these late periods could include additional costs from unrecoverable maintenance reserve payments required in the late years of the lease. We expensed $1.9 million, $2.0 million and $1.5 million of paid maintenance reserves as supplemental rent during 2013, 2012 and 2011, respectively.
As of December 31, 2013 and 2012, we had prepaid maintenance deposits of $220.7 million and $198.5 million, respectively, on our balance sheets. We have concluded that these prepaid maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
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
RESULTS OF OPERATIONS
In 2013, we generated operating revenues of $1,654.4 million and operating income of $282.3 million resulting in a 17.1% operating margin and net earnings of $176.9 million. In 2012, we generated operating revenues of $1,318.4 million and operating income of $174.0 million resulting in a 13.2% operating margin and net earnings of $108.5 million. Operating revenues increased year-over-year as a result of a 24.2% increase in traffic and a 1.1% improvement in average yield. The increase in operating income in 2013 over 2012 of $108.3 million, is mainly due to a 25.5% increase in revenue partially offset by increased fuel and other expenses resulting from increase in operations. Fuel costs increased by $80.0 million during 2013 compared to 2012, primarily driven by an 20.2% increase in consumption resulting from our increase in operations. Operating expenses increased primarily due to our growth in capacity resulting from the addition of nine aircraft to our fleet and our route network expansion. The increase in operating margin year-over-year is due in part to the negative revenue impact in the fourth quarter of 2012 related to Hurricane Sandy, which we estimated to be $25 million, as well as lower fuel cost per gallon in 2013.
As of December 31, 2013, our cash and cash equivalents grew to $530.6 million, an increase of $113.8 million compared to the prior year, mainly driven by cash from our operating activities offset by cash used to fund PDPs and capital expenditures.
Operating Revenue

	Year Ended 2013	% change 2013 versus 2012	Year Ended 2012	% change 2012 versus 2011	Year Ended 2011
Passenger	$986,018	26.0%	$782,792	13.5%	$689,650
Non-ticket	668,367	24.8%	535,596	40.4%	381,536
Total operating revenue	$1,654,385	25.5%	$1,318,388	23.1%	$1,071,186
RASM (cents)	11.94	2.8%	11.62	1.5%	11.45
Average ticket revenue per passenger flight segment	$79.43	5.8%	$75.11	(7.2)%	$80.97
Average non-ticket revenue per passenger flight segment	$53.84	4.8%	$51.39	14.7%	44.79
Total revenue per passenger flight segment	$133.27	5.4%	$126.50	0.6%	$125.76

2013 compared to 2012
Operating revenue increased by $336.0 million, or 25.5%, to $1,654.4 million in 2013 compared to 2012 as we increased traffic by 24.2% and improved our average yield by 1.1% to 13.79 cents.
Our results for 2013 were driven by a capacity increase of 22.2% compared to 2012 while maintaining a high load factor of 86.6% and an increase of 1.4 points compared to 2012. In addition, the year-over-year increase was partly attributable to the negative revenue impact in the fourth quarter 2012 related to Hurricane Sandy which we estimated to be $25 million. Total RASM for 2013 was 11.94 cents, an increase of 2.8% compared to 2012, as a result of higher average passenger yields and higher load factor. Total revenue per passenger flight segment increased 5.4% from $126.50 in 2012 to $133.27 in 2013.
Non-ticket revenue increased 24.8% in 2013, as compared to 2012, mainly due to a 24.2% increase in traffic and an increase in baggage revenue per passenger flight segment. Non-ticket revenue as a percentage of total revenue remained relatively stable from 40.6% for 2012 to 40.4% for 2013. On a per passenger segment basis the increase is in non-ticket is attributed to changes to our bag fee schedule which better optimized revenue by channel. Additionally, during June 2012 and July 2013, we made adjustments to our passenger usage fee (PUF) helping to drive the increase in PUF fees year-over-year.
Stronger demand throughout 2013, particularly in the second half of the year, as compared to 2012, allowed us to better leverage our ability to revenue manage our inventory, resulting in higher ticket revenue per passenger segment. Our average ticket fare per passenger flight segment increased 5.8% from $75.11 in 2012 to $79.43 in 2013.

2012 compared to 2011
Operating revenues increased by $247.2 million, or 23.1%, to $1,318.4 million in 2012 compared to 2011 as increased traffic by 20.7% and improved our average yield by 1.9% to 13.64 cents.
Our results for 2012 were driven by growing capacity 21.3% compared to 2011 while maintaining a high load factor of 85.2% and a network reorientation in mid-2011 that added capacity in Dallas-Fort Worth, Chicago and Las Vegas. In October 2012, we canceled 136 flights, or 19.9 million available seat miles, as a result of adverse weather conditions and airport closures in connection with Hurricane Sandy. The negative impact of the storm on 2012 revenue was approximately $25 million. We generated greater demand in 2012 by lowering our average ticket revenue per passenger flight segment to $75.11, or by 7.2% compared to 2011, while increasing our non-ticket revenue per passenger flight segment from $44.79 to $51.39, a 14.7% increase compared to 2011. Total revenue per passenger flight segment increased 0.6% from $125.76 in 2011 to $126.50 in 2012.
We experienced a 40.4% increase in non-ticket revenues in 2012 compared to 2011, reflecting the continued development and optimization of ancillary revenues and a 22.4% increase in passenger flight segments. During the fourth quarter of 2011 and continuing into 2012, we further standardized our passenger usage fee across all markets and fare classes, which drove much of the increases in non-ticket revenue in 2012 compared to 2011. Non-ticket revenue represented 40.6% of total revenue in 2012 compared to 35.6% in 2011.
Operating Expenses
Since adopting our ULCC model, we have continuously sought to reduce our unit operating costs and have created one of the industry's lowest cost structures in the Americas. The table below presents our operating expenses, as a percentage of operating revenue for the last three years, as well as unit operating costs (CASM).

	Year Ended December 31,
	2013			2012		2011
	% of Revenue	CASM		% of Revenue	CASM	% of Revenue	CASM
Operating revenue	100.0%			100.0%		100.0%
Operating expenses:
Aircraft fuel (1)	33.4%	3.98	¢	35.8%	4.16 ¢	36.2%	4.15	¢
Salaries, wages and benefits	15.8	1.89		16.6	1.93	17.0	1.94
Aircraft rent	10.3	1.22		10.9	1.27	10.9	1.25
Landing fees and other rentals	5.1	0.60		5.2	0.60	4.9	0.56
Distribution	4.1	0.49		4.3	0.50	4.8	0.55
Maintenance, materials and repairs	3.6	0.43		3.8	0.44	3.3	0.38
Depreciation and amortization	1.9	0.23		1.2	0.13	0.7	0.08
Other operating expenses	8.7	1.04		9.7	1.13	8.4	0.96
Loss on disposal of assets	—	—		0.1	0.01	—	—
Special charges (credits) (2)	—	—		(0.6)	(0.07)	0.3	0.03
Total operating expense	82.9%			86.8%		86.5%
CASM		9.90	¢		10.09 ¢		9.91	¢
MTM losses (gains)per ASM		—			—		0.03
Special charges (credits) per ASM		—			(0.07)		0.03
Adjusted CASM (excludes MTM gains or losses, loss on disposal of assets and special charges (credits))		9.89			10.15		9.84
Adjusted CASM excluding fuel		5.91			6.00		5.72

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) settlement gains and losses and (iii) unrealized mark-to-market gains and losses both associated with fuel hedge contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Into-plane fuel cost	$542,523	$471,542	$392,278
Settlement losses (gains)	8,958	175	(7,436)
Unrealized mark-to-market losses (gains)	265	46	3,204
Aircraft fuel	$551,746	$471,763	$388,046

(2)
Includes special charges (credits) of $(8.5) million ((0.07) cents per ASM) in 2012 and $3.2 million (0.03 cents per ASM) in 2011. Special charges (credits) for 2012 primarily include a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA), offset by $0.6 million in secondary offering costs. Special charges for 2011 include $2.3 million of termination costs in connection with the IPO comprised of amounts paid to Indigo Partners, LLC to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes and $0.8 million of legal, accounting, printing and filing fees in the fourth quarter related to the secondary offering completed on January 25, 2012. Please see “—Our Operating Expenses—Special Charges (Credits).”

2013 compared to 2012
Operating expense increased by $227.7 million, or 19.9%, in 2013 primarily due to our 22.2% growth in capacity as well as higher amortization of heavy maintenance events on our aircraft.
Our adjusted CASM ex fuel for 2013 decreased by 1.5% as compared to 2012. Better operational performance during 2013 as compared to 2012 helped drive lower wages and passenger re-accommodation expenses. In addition, during 2013, we entered into lease extensions covering 14 of our existing A319 aircraft resulting in reduced lease rates for the remaining term of the leases which contributed to the decrease in adjusted CASM ex-fuel as compared to 2012. These decreases were partially offset by higher heavy maintenance amortization expense for 2013 resulting from the increase in deferred heavy aircraft maintenance events as compared to 2012.
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
We evaluate economic fuel expense, which we define as into-plane fuel expense including the cash we receive from or pay to counterparties for hedges that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is the timing of gain or loss recognition on our hedge portfolio. When we refer to economic fuel expense, we include net settlement gains or losses only when they are realized through a cash payment from our derivative contract counterparties for those contracts that were settled during the period. We believe this is the best measure of the effect that fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts also evaluate airline results using this measure, and it is frequently used in our internal management reporting.
Aircraft fuel expense increased by 17% from $471.8 million in 2012 to $551.7 million in 2013. The increase was primarily due to an 20.2% increase in fuel gallons consumed partially offset by a 2.7% decrease in fuel prices per gallon.

The difference between aircraft fuel expense and economic fuel expense and the elements of the changes are illustrated in the following table:

	Year Ended December 31,		Percent Change
	2013	2012
	(in thousands, except per gallon amounts)
Into-plane fuel expense	$542,523	$471,542	15.1%
Cash paid (received) from settled derivatives, net	8,958	175	5,018.9%
Economic fuel expense	551,481	471,717	16.9%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	265	46	476.1%
Aircraft fuel expense (per Statement of Operations)	$551,746	$471,763	17.0%
Fuel gallons consumed	171,931	142,991	20.2%
Economic fuel cost per gallon	$3.21	$3.30	(2.7)%
Into-plane fuel cost per gallon	$3.16	$3.30	(4.2)%
Fuel gallons consumed increased 20.2% as a result of increased operations, as evidenced by a 20.1% increase in block hours.
Total net loss recognized for hedges that settled during 2013 was $9.0 million, compared to a net loss of $0.2 million in 2012. These amounts represent the net cash paid (received) for the settlement of hedges.
Labor costs in 2013 increased by $43.2 million, or 19.7%, compared to 2012, due mainly to a 30.9% increase in our pilot and flight attendant workforce required to operate the nine new aircraft deliveries in 2013. On a per-ASM basis, labor costs decreased as a result of better operational performance during 2013 as compared to 2012, which helped drive lower crew-related salary expenses during 2013.
During 2013, aircraft rent increased $26.2 million, or 18.2%, compared to 2012. This increase was primarily driven by the delivery of nine new aircraft during 2013. On a per-ASM basis, aircraft rent expense decreased as a result of the modification and extension of 14 A319 aircraft leases. The modification resulted in reduced lease rates for the remaining term of these leases. This reduction was slightly offset by higher supplemental rent on three 40-month aircraft leases taken during late 2012 and early 2013.

Landing fees and other rents for 2013 increased by $15.2 million, or 22.3%, compared to 2012 primarily due to a 14.9% increase in departures as well as increased volume at higher cost airports. On a per-ASM basis, landing fees and other rents remained flat as increased volume at higher-cost airports were offset by the increase in capacity which outpaced the increase of departures due to higher stage length year over year.
The increase in distribution expense of $10.8 million, or 19.1%, in 2013 compared to 2012 was primarily due to increased sales volume driving up credit card fees as well as an increase of approximately 6.3 percentage points year-over-year in the percentage of sales from third-party travel agents, which are more expensive than sales directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs. On a per-ASM basis, distribution expense was relatively flat as credit card fee rates remained stable period over period.
The following table shows our distribution channel usage:

	Year Ended December 31,
	2013	2012	Change
Website	61.0%	64.2%	(3.2)
Third-party travel agents	33.5	27.2	6.3
Call center	5.5	8.6	(3.1)

Maintenance, materials and repair costs increased by $10.7 million, or 21.6%, in 2013, as compared to 2012. The increase in maintenance costs is primarily due to the aging of our fleet, which requires more comprehensive work during routine scheduled maintenance, as well as the timing of the mix of maintenance checks performed during 2013 as compared to 2012. On October 15, 2013, we had an aircraft experience an engine failure shortly after takeoff. The airframe and engine incurred damage as a result of the failure. We anticipate we will recover insurance proceeds to cover the expenses related to this incident and therefore we have expensed the insurance deductible of approximately $0.8 million included in maintenance, materials and repairs expense. On a per-ASM basis, maintenance, materials and repair costs were generally flat due to the one time costs associated with the seat maintenance program we incurred in 2012. Maintenance expense and amortization of deferred heavy maintenance events is expected to increase significantly as our fleet continues to age, resulting in the need for additional repairs over time.
Depreciation and amortization increased by $16.7 million, or 109.4%, primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in 2013 compared to 2012.
Other operating expenses in 2013 increased by $16.7 million, or 13.1%, compared to 2012 primarily due to an increase in departures of 14.9% which led to increases in variable operating expenses such as ground handling and security expense. On a per-ASM basis, our other operating expenses decreased as compared to the same period in 2012. The decrease is primarily due to better operational performance during 2013 as compared to 2012 which helped drive lower passenger re-accommodation expenses. In addition, we incurred less software consulting costs related to our Enterprise Resource Planning (ERP) system implementation during 2013 as compared to 2012.
Special charges (credits) for 2012 primarily include a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA), offset by $0.6 million in secondary offering costs.
2012 compared to 2011
Operating expense increased by $217.6 million for 2012 compared to 2011 mostly due to increases in fuel and labor costs, which were primarily driven by our 21.3% capacity growth, in addition to increases in other operating costs.
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
Aircraft fuel expense increased from $388.0 million in 2011 to $471.8 million in 2012, representing 41.2% of our total operating expenses for 2012. The increase was primarily due to an 18.1% increase in fuel gallons consumed as well as a 3.8% increase in fuel prices.
The difference between aircraft fuel expense and economic fuel expense and the elements of the changes are illustrated in the following table:

	Year Ended December 31,		Percent Change
	2012	2011
	(in thousands, except per gallon amounts)
Into-plane fuel expense	$471,542	$392,278	20.2%
Cash paid (received) from settled derivatives, net	175	(7,436)	(102.4)%
Economic fuel expense	471,717	384,842	22.6%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	46	3,204	(98.6)%
Aircraft fuel expense (per Statement of Operations)	$471,763	$388,046	21.6%
Fuel gallons consumed	142,991	121,030	18.1%
Economic fuel cost per gallon	$3.30	$3.18	3.8%
Into-plane fuel cost per gallon	$3.30	$3.24	1.9%

Fuel gallons consumed increased 18.1% as a result of increased operations, as evidenced by an 18.8% increase in block hours. Our average daily aircraft utilization in 2012 increased slightly compared to 2011. We estimate the fuel savings related to the 136 flights cancellations due to Hurricane Sandy were approximately $0.6 million.
Total net loss recognized for hedges that settled during 2012 was $0.2 million, compared to a net loss of $7.4 million in 2011. These amounts represent the net cash paid (received) for the settlement of hedges.
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
Depreciation and amortization increased by $7.5 million, or 96.6%, primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in 2012 compared to 2011.
Other operating expenses in 2012 increased by $36.7 million, or 40.3%, compared to 2011 primarily due to a 19.9% increase in departures. Overall increased rates at the airports we serve resulted in increased variable operating costs such as ground handling expenses and travel and lodging expense in 2012 compared to 2011. The increase on a per-ASM basis of 17.7% is primarily due to a shift in our route network to include higher volumes at the higher-cost airports we serve. In addition, we experienced increases in travel and lodging costs driven by both volume and hotel rate increases associated with increased training and scope of operations, as well as higher passenger re-accommodation expenses associated with slightly higher flight cancellations during 2012. We also incurred additional expenses related to the implementation of our ERP system.
Special charges (credits) for 2012 primarily include a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA), offset by $0.6 million in secondary offering costs. Special charges for 2011 relate to termination costs of $2.6 million in connection with our IPO, including $1.8 million paid to Indigo Partners, LLC to terminate its professional services agreement with us and $0.5 million paid to three individual, unaffiliated holders of our subordinated notes.
Other (income) expense, net
2013 compared to 2012
Other (income) expense, net decreased from $(0.6) million in 2012 to $(0.1) million in 2013. The decrease is primarily driven by a decrease of $0.5 million of interest income year over year due to the lower interest rates year over year that we earn from our money market investments.
2012 compared to 2011
In 2011 we incurred $22.1 million of other (income) expense, net compared to $(0.6) million in 2012. During 2011, the interest expense is related to interest on debt for five months in 2011 prior to the elimination of debt in 2011 in conjunction with the IPO in June 2011. Related-party and non-related interest expense incurred in 2011 was $21.0 million and $3.8 million, respectively, and was offset slightly by capitalized interest. During 2012, we earned interest income on money market investments of $0.9 million offset by other expense of $0.3 million.

Income Taxes
Our effective tax rate was 37.4% compared to 37.9% in 2012 and 37.8% in 2011. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands except share and per share amounts)
Total operating revenue	$301,495	$346,308	$342,317	$328,268	$370,437	$407,339	$456,625	$419,984
Passenger	180,078	211,812	202,181	188,721	218,897	241,119	279,499	246,503
Non-ticket	121,417	134,496	140,136	139,547	151,540	166,220	177,126	173,481
Operating income	37,244	55,132	49,681	31,933	49,669	66,758	97,804	68,061
Net income (loss)	$23,419	$34,591	$30,884	$19,566	$30,554	$42,068	61,103	43,193
Earnings Per Share:
Basic	$0.32	$0.48	$0.43	$0.27	$0.42	$0.58	$0.84	$0.59
Diluted	$0.32	$0.48	$0.43	$0.27	$0.42	$0.58	$0.84	$0.59
Weighted average shares outstanding
Basic	72,292,164	72,379,185	72,427,490	72,442,183	72,486,209	72,592,973	72,631,646	72,657,916
Diluted	72,498,705	72,583,690	72,658,298	72,622,718	72,804,245	72,992,084	73,002,761	73,195,479

	Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Other operating statistics
Aircraft at end of period	40	42	42	45	49	50	51	54
Airports served (1)	50	52	53	53	52	55	54	53
Average daily Aircraft utilization (hours)	12.8	12.9	12.8	12.6	12.6	12.8	12.8	12.5
Average stage length (miles)	912	902	892	932	941	935	956	998
Passenger flight segments (thousands)	2,349	2,613	2,814	2,647	2,768	3,111	3,374	3,161
Revenue passenger miles (RPMs) (thousands)	2,194,350	2,397,663	2,552,316	2,519,392	2,661,491	2,930,912	3,241,309	3,167,376
Available seat miles (ASMs) (thousands)	2,589,014	2,826,916	2,972,651	2,956,150	3,127,214	3,420,257	3,637,951	3,675,972
Load factor (%)	84.8	84.8	85.9	85.2	85.1	85.7	89.1	86.2
Average ticket revenue per passenger flight segment ($)	76.65	81.06	71.85	71.30	79.09	77.51	82.84	77.98
Average non-ticket revenue per passenger flight segment ($)	51.68	51.47	49.80	52.73	54.75	53.43	52.50	54.88
Operating revenue per ASM (RASM) (cents)	11.65	12.25	11.52	11.10	11.85	11.91	12.55	11.43
CASM (cents)	10.21	10.30	9.84	10.02	10.26	9.96	9.86	9.57
Adjusted CASM (cents) (2)(3)	10.18	10.26	10.15	10.03	10.14	9.78	10.00	9.67
Adjusted CASM ex fuel (cents) (2)	5.99	6.05	6.02	5.93	6.04	6.00	5.86	5.78
Fuel gallons consumed (thousands)	32,730	35,829	37,761	36,670	38,628	42,683	45,521	45,100
Average economic fuel cost per gallon ($)	3.31	3.32	3.26	3.31	3.32	3.03	3.31	3.17

(1) Includes airports served during the period that had service canceled as of the end of the period. Previously, we reported only airports served during the period with continuing operations.
(2) Excludes special charges (credits) of $(0.1) million (less than (0.01) cents per ASM) in the three months ended March 31, 2012, $0.0 million (less than 0.01 cents per ASM) in the three months ended June 30, 2012, $(8.3) million ((0.28) cents per ASM) in the three months ended September 30, 2012, $(0.1) million (less than (0.01) cents per ASM) in the three months ended December 31, 2012, $0.0 million (less than 0.01 cents per ASM) in the three months ended March 31, 2013, $0.0 million (less than 0.01 cents per ASM) in the three months ended June 30, 2013, $0.4 million (0.01 cents per ASM) in the three months ended September 30, 2013 and $(0.3) million ((0.01) cents per ASM) in the three months ended December 31, 2013. These amounts are excluded from all calculations of Adjusted CASM provided in this annual report. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges (Credits)."
(3) Excludes unrealized mark-to-market (gains) and losses of $0.3 million (0.01 cents per ASM) in the three months ended March 31, 2012,
$1.1 million (0.04 cents per ASM) in the three months ended June 30, 2012, $(0.9) million ((0.03) cents per ASM) in the three months ended September 30, 2012,
$(0.4) million ((0.01) cents per ASM) in the three months ended December 31, 2012, $3.4 million (0.11 cents per ASM) in the three months ended March 31, 2013, $5.8 million (0.17 cents per ASM) in the three months ended June 30, 2013, $(5.7) million ((0.16) cents per ASM) in the three months ended September 30, 2013 and $(3.2) million ((0.09) cents per ASM) in the three months ended December 31, 2013. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Critical Accounting Policies and Estimates.”

LIQUIDITY AND CAPITAL RESOURCES
Our primary source of liquidity is cash on hand and cash provided by operations. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft pre-delivery deposits (PDPs) and maintenance reserves. Our total cash at December 31, 2013 was $530.6 million, an increase of $113.8 million from December 31, 2012.
Currently our single largest capital need is to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During 2013, $36.7 million of PDPs have been returned related to delivered aircraft in the period, and we have paid $107.0 million in PDPs for future deliveries of aircraft and spare engines. As of December 31, 2013, we have secured financing commitments with third parties for seven aircraft deliveries from Airbus, scheduled for delivery in 2014, and for five aircraft to be leased directly from a third party, scheduled for delivery between 2015 and 2016. We do not have financing commitments in place for the remaining 105 Airbus firm aircraft orders scheduled for delivery between 2014 and 2021.

In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for a majority of our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In 2013, we recorded an increase of $24.1 million in maintenance reserves, net of reimbursements, and as of December 31, 2013, we have $220.7 million ($59.2 million in prepaid expenses and other current assets and $161.5 million in aircraft maintenance deposits) on our balance sheet, representing the amount paid in reserves since inception, net of reimbursements.

As of December 31, 2013, we are compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2013 and December 31, 2012, was $188.6 million and $144.8 million, respectively.
During 2011, we completed our IPO, which raised net proceeds of $150.0 million after repayment of debt, payment of transaction expenses and payments of fees to certain unaffiliated holders of our notes. Additionally, during 2011, the IPO allowed us to amend our agreements with our credit card processors enabling us to eliminate our restricted cash balance (holdback) and increase our unrestricted cash balance.
Net Cash Flows Provided By Operating Activities. Operating activities in 2013 provided $195.4 million in cash compared to $113.6 million provided in 2012. The increase is primarily due to larger operating profits in 2013 as compared to 2012. In addition, a slightly higher air traffic liability year-over-year led to higher cash inflows at the end of 2013. This increase is driven by higher capacity and future bookings.
Operating activities in 2012 provided $113.6 million in cash compared to $171.2 million provided in 2011. The decrease is primarily due to $72.7 million received from the release of all credit card holdbacks in 2011 coupled with significantly higher heavy scheduled maintenance costs in 2012, slightly offset by cash inflows received on future travel as of December 31, 2012.
Net Cash Flows Used In Investing Activities. During 2013, investing activities used $90.1 million, compared to $27.3 million used in 2012. The increase is mainly due to an increase in paid PDPs, net of refunds, during 2013, compared to 2012, driven by the timing of aircraft deliveries and our amended order with Airbus. This was offset by $9.1 million received as a result of proceeds from the sale of slots at Ronald Reagan National Airport (DCA). Capital expenditures decreased year-over-year mainly due to higher expenses incurred in 2012 related to the implementation of our ERP system.
During 2012, investing activities used $27.3 million, compared to $67.2 million used in 2011. The decrease is mainly due to the refund of $40.5 million in PDPs related to the delivery of seven aircraft from Airbus and corresponding sale and leaseback transactions, and the sale of airport slots for $9.1 million. These effects were offset by higher capital expenditures, including the purchase of two spare engines for $10.3 million during 2012.
Net Cash Provided By Financing Activities. During 2013, financing activities provided $8.5 million. We received $6.9 million in proceeds from the sale of one spare engine as part of sale and leaseback transactions, retained $1.9 million as a result of excess tax benefits related to share-based payments and received cash as a result of exercised stock options. Additional cash used in financing activities consisted of cash used to purchase treasury stock. As of December 31, 2013, an estimated remaining cash benefit of $5.6 million is expected to be paid to our Pre-IPO Stockholders under the terms of the TRA.
During 2012, $12.8 million was used for financing activities driven mostly by the payment to Pre-IPO Stockholders pursuant to the TRA offset by the proceeds received from the sale of two spare engines as part of sale and leaseback transactions.

During 2011, we completed our recapitalization and initial public offering, from which we received $150.0 million in proceeds, net of underwriting fees, transaction costs and our repayment of $20.6 million of stockholder debt of which $2.3 million was paid in kind interest and included in operating activities. Remaining stockholder debt was exchanged for newly issued shares of our common stock. In addition, during 2011 we received $4.5 million in proceeds from the sale of one engine as part of a sale leaseback transaction.
Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of December 31, 2013 and the periods in which payments are due (in millions):

	2014	2015 - 2016	2017 - 2018	2019 and beyond	Total
Operating lease obligations	$203	$396	$319	$527	$1,445
Flight equipment purchase obligations	559	1,252	1,348	2,197	5,356
Other	5	10	6	—	21
Total future payments on contractual obligations	$767	$1,658	$1,673	$2,724	$6,822

Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on actual flight hours. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are approximately $7.4 million in 2014, $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018 and $18.4 million in 2019 and beyond.
Additionally, we are contractually obligated to make payments to the Pre-IPO Stockholders under the Tax Receivable Agreement. As of December 31, 2013, we estimated the TRA liability to be $5.6 million. For additional information, please see “Notes to Financial Statements—18. Initial Public Offering and Tax Receivable Agreement".

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 54 of our aircraft are operated under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 to 2025. Aircraft rent payments were $166.3 million and 140.8 million for 2013 and 2012, respectively. Our aircraft lease payments for 49 of our aircraft are fixed-rate obligations. Five of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturer and aircraft leasing companies. During 2013, we converted ten Airbus A320 orders to Airbus A321 orders and converted five Airbus A321 orders to Airbus A321neo orders. As of December 31, 2013, our aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
2014	11					11
2015	11		2		1	14
2016	5		8		4	17
2017	10		10			20
2018		6	5			11
2019		8		5		13
2020		13				13
2021		18				18
	37	45	25	5	5	117
We also have six spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2014 through 2024.

As of December 31, 2013, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $3.7 million.
As of December 31, 2013, we had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount of $34.5 million. As of December 31, 2013, we had drawn $13.8 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery.
As of December 31, 2013, we have $6.0 million in uncollateralized surety bonds and a $25.1 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $10.4 million had been drawn upon for issued letters of credit.

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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2013, 2012 and 2011 represented approximately 40.2%, 41.2% and 41.9% of our operating expenses. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. In addition to other fuel derivative contracts, we have historically protected approximately 70% of our forecasted fuel requirements during peak hurricane season (August through October) using jet fuel swaps. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2013 by approximately $54.3 million. As of December 31, 2013, we had no derivative contracts outstanding.
The fair value of our fuel derivative contracts as of December 31, 2012 was $0.3 million net liability. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. We measure the fair value of the derivative instruments based on either quoted market prices or values provided by the counterparty. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of December 31, 2013, we had no credit exposure related to counterparties as we had no derivative contracts outstanding.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2013 would affect total aircraft rent expense in 2014 by less than $0.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Operating revenues:
Passenger	$986,018	$782,792	$689,650
Non-ticket	668,367	535,596	381,536
Total operating revenues	1,654,385	1,318,388	1,071,186
Operating expenses:
Aircraft fuel	551,746	471,763	388,046
Salaries, wages and benefits	262,150	218,919	181,742
Aircraft rent	169,737	143,572	116,485
Landing fees and other rents	83,604	68,368	52,794
Distribution	67,481	56,668	51,349
Maintenance, materials and repairs	60,143	49,460	34,017
Depreciation and amortization	31,947	15,256	7,760
Other operating	144,586	127,886	91,172
Loss on disposal of assets	525	956	255
Special charges (credits)	174	(8,450)	3,184
Total operating expenses	1,372,093	1,144,398	926,804

Operating income	282,292	173,990	144,382
Other (income) expense:
Interest expense	214	1,350	24,781
Capitalized interest	(214)	(1,350)	(2,890)
Interest income	(401)	(925)	(575)
Other expense	283	331	235
Total other (income) expense	(118)	(594)	21,551

Income before income taxes	282,410	174,584	122,831
Provision for income taxes	105,492	66,124	46,383

Net income	$176,918	$108,460	$76,448
Basic earnings per share	$2.44	$1.50	$1.44
Diluted earnings per share	$2.42	$1.49	$1.43

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Balance Sheets
(In thousands, except share data)

	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$530,631	$416,816
Accounts receivable, net	23,246	22,740
Deferred income taxes	16,243	12,591
Prepaid expenses and other current assets	78,955	95,210
Total current assets	649,075	547,357

Property and equipment:
Flight equipment	9,847	2,648
Ground and other equipment	50,987	43,580
Less accumulated depreciation	(25,221)	(17,825)
	35,613	28,403
Deposits on flight equipment purchase contracts	157,669	96,692
Aircraft maintenance deposits	161,484	122,379
Deferred heavy maintenance, net	125,288	80,533
Other long-term assets	51,636	44,520
Total assets	$1,180,765	$919,884

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,104	$24,166
Air traffic liability	167,627	131,414
Other current liabilities	145,262	121,314
Total current liabilities	335,993	276,894

Long-term deferred income taxes	48,916	33,216
Deferred credits and other long-term liabilities	26,739	27,239
Shareholders’ equity:
Common stock: Common stock, $.0001 par value, 240,000,000 shares authorized at December 31, 2013 and 2012, respectively; 72,670,673 and 70,861,822 issued and 72,566,426 and 70,801,782 outstanding as of December 31, 2013 and 2012, respectively	7	6
Common stock: Non-Voting common stock: $.0001 par value, 50,000,000 shares authorized at December 31, 2013 and 2012, respectively; 0 and 1,669,205 issued and outstanding as of December 31, 2013 and 2012, respectively	—	1
Additional paid-in-capital	515,331	504,527
Treasury stock, at cost: 104,247 and 60,040 shares as of December 31, 2013 and 2012, respectively	(2,291)	(1,151)
Retained earnings	256,070	79,152
Total shareholders’ equity	769,117	582,535
Total liabilities and shareholders’ equity	$1,180,765	$919,884
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities:
Net income	$176,918	$108,460	$76,448
Adjustments to reconcile net income to net cash provided by operations:
Changes in fair value of open fuel hedge contracts	265	46	3,204
Non-cash restructuring credit charges, net	—	—	—
Equity based stock compensation, net	5,689	4,327	530
Allowance for doubtful accounts	143	78	27
Amortization of deferred gains, losses and debt issuance costs	(558)	(830)	(1,047)
Depreciation and amortization	31,947	15,256	7,760
Deferred income tax benefit	12,047	29,255	44,180
Loss on disposal of assets	525	956	255
Gain on slot sale	—	(9,060)	—
Interest and dividends incurred but not paid	—	—	21,875
Capitalized interest	(214)	(1,350)	(2,890)
Changes in operating assets and liabilities:
Restricted cash	—	—	72,736
Accounts receivable	(461)	(7,393)	(5,728)
Prepaid maintenance reserves	(24,058)	(31,567)	(36,848)
Long-term deposits and other assets	(65,654)	(68,248)	(15,992)
Accounts payable	(1,674)	8,452	2,457
Air traffic liability	36,226	19,134	6,573
Other liabilities	24,235	46,115	(2,189)
Other	—	—	(153)
Net cash provided by operating activities	195,376	113,631	171,198
Investing activities:
Proceeds from sale of property and equipment	—	14	150
Proceeds from sale of slots	—	9,060	—
Pre-delivery deposits for flight equipment, net of refunds	(70,288)	(12,626)	(53,274)
Purchase of property and equipment	(19,812)	(23,771)	(14,093)
Net cash used in investing activities	(90,100)	(27,323)	(67,217)
Financing activities:
Proceeds from issuance of common stock, net of offering expenses	—	—	170,828
Proceeds from options exercised	852	469	423
Payments on debt	—	—	(18,221)
Proceeds from sale and leaseback transactions	6,900	12,540	4,481
Payments to pre-IPO shareholders pursuant to tax receivable agreement	—	(26,905)	—
Excess tax benefits from share-based compensation	1,927	2,098	—
Repurchase of common stock	(1,140)	(1,022)	(886)
Debt issuance costs	—	—	8
Net cash provided by (used in) financing activities	8,539	(12,820)	156,633
Net increase in cash and cash equivalents	113,815	73,488	260,614
Cash and cash equivalents at beginning of period	416,816	343,328	82,714
Cash and cash equivalents at end of period	$530,631	$416,816	$343,328
Supplemental disclosures
Cash payments for:
Interest	$29	$303	$10,562
Taxes	$85,705	$40,204	$1,477
Non-cash transactions:
Exchange of notes due to related parties for common stock	$—	$—	$279,206
Exchange of mandatorily redeemable preferred stock for common stock	$—	$—	$81,747
Liability and equity related to tax receivable agreement	$(2,336)	$(1,497)	$36,522
Capital expenditures funded by capital lease borrowings	$(3,234)	$—	$—
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Shareholders’ Equity (Deficit)
(In thousands)

	Class A Common Stock	Class B Common Stock	Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Total
Balance at December 31, 2010	$2	$1	$—	$—	$676	$—	$(105,756)	$(105,077)
Conversion of Class A & B common stock to common stock	(2)	(1)	3	—	—	—	—	—
Proceeds from initial public offering, net	—	—	1	—	170,827	—	—	170,828
Conversion of debt to common stock	—	—	2	—	279,204	—	—	279,206
Conversion of preferred stock to common stock	—	—	1	—	81,746	—	—	81,747
Record liability under Tax Receivable Agreement	—	—	—	—	(36,522)	—	—	(36,522)
Share-based compensation	—	—	—	—	530	—	—	530
Repurchase of common stock	—	—	—	—	(757)	(129)	—	(886)
Conversion of common stock to non-voting common stock	—	—	(1)	1	—	—	—	—
Proceeds from options exercised	—	—	—	—	423	—	—	423
Net income	—	—	—	—	—	—	76,448	76,448
Other	—	—	—	—	9	—	—	9
Balance at December 31, 2011	—	—	6	1	496,136	(129)	(29,308)	466,706
Adjustment to liability recorded under Tax Receivable Agreement	—	—	—	—	1,497	—	—	1,497
Share-based compensation	—	—	—	—	4,327	—	—	4,327
Repurchase of common stock	—	—	—	—	—	(1,022)	—	(1,022)
Proceeds from options exercised	—	—	—	—	469	—	—	469
Excess tax benefits from share-based compensation	—	—	—	—	2,098	—	—	2,098
Net income	—	—	—	—	—	—	108,460	108,460
Balance at December 31, 2012	—	—	6	1	504,527	(1,151)	79,152	582,535
Adjustment to liability recorded under Tax Receivable Agreement	—	—	—	—	2,336	—	—	2,336
Share-based compensation	—	—	—	—	5,689	—	—	5,689
Repurchase of common stock	—	—	—	—		(1,140)	—	(1,140)
Conversion of non-voting common stock to common stock	—	—	1	(1)	—	—	—	—
Proceeds from options exercised	—	—	—	—	852	—	—	852
Excess tax benefits from share-based compensation	—	—	—	—	1,927	—	—	1,927
Net income	—	—	—	—	—	—	176,918	176,918
Balance at December 31, 2013	$—	$—	$7	$—	$515,331	$(2,291)	$256,070	$769,117

See accompanying Notes to Financial Statements.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies
Basis of Presentation
Spirit Airlines, Inc. (Spirit or the Company) headquartered in Miramar, Florida, is an ultra low-cost, low-fare airline that provides affordable travel opportunities principally throughout the domestic United States, the Caribbean and Latin America. The Company manages operations on a system-wide basis due to the interdependence of its route structure in the various markets served. As only one service is offered (i.e., air transportation), management has concluded there is only one reportable segment.
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
Restricted Cash
Restricted cash, when reported, can consist of funds held by credit card processors as collateral for future travel paid with a credit card.
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets and amounts due from counterparties associated with fuel derivative instruments which have settled. The Company records an allowance for doubtful accounts for amounts not expected to be collected. The Company estimates the allowance based on historical write offs and chargebacks as well as aging trends. The allowance for doubtful accounts was immaterial as of December 31, 2013, 2012 and 2011.
In addition, the provision for doubtful accounts and write-offs for 2013, 2012 and 2011 were each immaterial.
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation of operating property and equipment is computed using the straight-line method applied to each unit of property, except on flight equipment (major rotable parts, avionics and assemblies), which are depreciated on a group basis over the average life of the applicable equipment. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed using the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation and amortization expense. During 2012, the Company wrote off approximately $15.3 million in fully depreciated and out-of-service assets and recorded a corresponding entry to accumulated depreciation.
The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Spare rotables and flight assemblies	Lesser of the useful life of equipment or average remaining fleet life
Other equipment and vehicles	5 to 7 years
Internal use software	3 to 10 years
Capital lease	Lease term
All aircraft and spare engines are financed through operating leases with terms of 3 to 15 years for aircraft and 7 to 12 years for spare engines. Residual values for major spare rotable parts, avionics and assemblies are estimated to be 10%.

Notes to Financial Statements—(Continued)

The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Depreciation	$8,340	$6,156	$5,186
Amortization of heavy maintenance	23,607	9,100	2,574
Total depreciation and amortization	$31,947	$15,256	$7,760
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying balance sheets, net of accumulated depreciation, was $8.1 million and $7.8 million at December 31, 2013 and 2012, respectively.
Amortization of capitalized software development costs is charged to depreciation on a straight-line method basis. Amortization of capitalized software development costs was $3.7 million, $3.2 million and $2.0 million for the years ended 2013, 2012 and 2011, respectively. The Company placed in service internal-use software of $7.0 million, $2.3 million and $3.3 million, during the years ended 2013, 2012 and 2011, respectively.
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
Capitalized Interest
Capitalized interest represents interest cost incurred during the acquisition period of an aircraft which theoretically could have been avoided had the Company not made purchase delivery deposits (PDPs) for that aircraft. These amounts are capitalized as part of the cost of the aircraft upon delivery. Capitalization of interest ceases when the asset is ready for service.
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
The Company is also required to collect certain taxes and fees from customers on behalf of government agencies and airports and remit these back to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These items are collected from customers at the time they purchase their tickets, but are not included in passenger revenue. The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency or airport.

Notes to Financial Statements—(Continued)

Frequent Flier Program
Flown Miles. The Company records a liability for mileage credits earned by passengers under its FREE SPIRIT program, including mileage credits for members with an insufficient number of mileage credits to earn an award, based on the estimated incremental cost of providing free travel for credits that are expected to be redeemed. Incremental costs include fuel, insurance, security, ticketing and facility charges reduced by an estimate of fees required to be paid by the passenger when redeeming the award.
Affinity Card Program. Under the Company's affinity card program, funds received for the marketing of a co-branded Spirit credit card and delivery of award miles are accounted for as a mulitple-deliverable arrangement. At the inception of the arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting using the criteria as set forth in ASU No. 2009-13. The Company determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. Under ASU No. 2009-13, arrangement consideration was allocated based on relative selling price. At inception of the arrangement, the Company established the relative selling price for all deliverables that qualified for separation. The manner in which the selling price was established was based on a hierarchy of evidence that the Company considered. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable’s relative selling price. In considering the hierarchy of evidence under ASU No. 2009-13, the Company first determined whether vendor specific objective evidence of selling price or third-party evidence of selling price existed. It was determined by the Company that neither vendor specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of the Company’s program. As such, the Company developed its best estimate of the selling price for all deliverables. For the award miles, the Company considered a number of entity-specific factors when developing the best estimate of the selling price including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions and other charges. For licensing of brand and access to member lists, the Company considered both market-specific factors and entity-specific factors including general profit margins realized in the marketplace/industry, brand power, market royalty rates and size of customer base. For the advertising element, the Company considered market-specific factors and entity-specific factors, including the Company’s internal costs (and fluctuations of costs) of providing services, volume of marketing efforts and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided which is estimated at 16 months. The Company used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. As of December 31, 2013, there have been no changes in either the selling price or the method or assumptions used to determine selling price for any of the identified units of accounting that would have a significant effect on the allocation of consideration.
The following table illustrates total cash proceeds received from the sale of mileage credits and the portion of such proceeds recognized in revenue immediately as marketing component:

	Cash proceeds from sale of miles to non-airline third parties	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2013	$28,496	$23,124
December 31, 2012	24,938	20,998
December 31, 2011	20,954	16,580
The total liability for future FREE SPIRIT award redemptions and unrecognized revenue from the sale of mileage credits was $2.6 million and $2.4 million at December 31, 2013 and 2012, respectively. These balances are recorded as a component of air traffic liability in the accompanying balance sheets.
Non-ticket Revenue Recognition
Non-ticket revenues are generated from air travel-related services for baggage, bookings through the Company’s call center or third-party vendors, advance seat selection, itinerary changes and loyalty programs. Non-ticket revenues also consist of services not directly related to providing transportation such as the FREE SPIRIT affinity credit card program, $9 Fare Club and the sale of advertising to third parties on Spirit’s website and on board aircraft.

Notes to Financial Statements—(Continued)

The following table summarizes the primary components of non-ticket revenue and the revenue recognition method utilized for each service or product:

		Year Ended December 31,
Non-ticket revenue	Recognition method	2013	2012	2011
		(in thousands)
Baggage	Time of departure	$275,958	$217,536	$168,290
Passenger usage fee	Time of departure	188,911	149,577	71,757
Advance seat selection	Time of departure	59,241	48,956	42,112
Service charges for changes and cancellations	When itinerary is changed	32,546	27,762	25,927
Other		111,711	91,765	73,450
Non-ticket revenue		$668,367	$535,596	$381,536
Charges for services recognized at time of departure are initially recorded as a liability until time of departure. The passenger usage fee is charged for tickets sold through the Company’s primary sales distribution channels, to cover the Company’s distribution costs. The primary sales distribution channels for which passenger usage fees are charged include sales through the Company’s website, sales through the third-party provided call center and sales through travel agents; the Company does not charge a passenger usage fee for sales made at its airport ticket counters. Other non-ticket revenues include revenues from other air related charges as well as non-air related charges. Other air related charges include optional services and products provided to passengers such as on-board products, travel insurance and use of the Company’s call center or travel agents, among others. Non-air related charges primarily consist of revenues from advertising on the Company’s aircraft and website, the Company’s $9 Fare Club subscription-based membership program and the Company’s FREE SPIRIT affinity credit card program.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul and repair under the deferral method whereby the cost of heavy maintenance and major overhaul and repair is deferred and amortized until the earlier of the end of the remaining lease term or until the next scheduled heavy maintenance event.
Amortization of heavy maintenance and major overhaul costs is charged to depreciation and amortization expense and was $23.6 million, $9.1 million and $2.6 million for the years ended 2013, 2012 and 2011, respectively. During the years ended 2013, 2012 and 2011, the Company deferred $70.8 million, $61.6 million and $22.1 million, respectively, of costs for heavy maintenance. At December 31, 2013 and 2012, the Company had deferred heavy maintenance balance of $165.3 million and $94.5 million, and accumulated heavy maintenance amortization of $40.0 million and $14.0 million, respectively.
On October 15, 2013, the Company had an aircraft experience an engine failure shortly after takeoff. The aircraft immediately returned to the airport, and the passengers and crew safely disembarked from the aircraft. The airframe and engine incurred damage as a result of the failure. The Company anticipates it will recover insurance proceeds to cover the expenses related to this incident and therefore it has expensed the insurance deductible of approximately $0.8 million recorded within maintenance, materials and repairs expense.
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
The table below summarizes the extent to which the Company’s maintenance costs are rate capped due to flight hour maintenance contracts:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Flight hour-based maintenance expense	$30,322	$25,748	$21,974
Non-flight hour-based maintenance expense	29,821	23,712	12,043
Total maintenance, materials and repairs	$60,143	$49,460	$34,017

Notes to Financial Statements—(Continued)

Leased Aircraft Return Costs
Costs associated with returning leased aircraft are accrued when it is probable that a cash payment will be made and that amount is reasonably estimable. Leased aircraft return costs are recorded as a component of aircraft rent and characterized as supplemental rent. Any accrual is based on time remaining on the lease, planned aircraft usages and the provisions included in the lease agreement, although the actual amount due to any lessor upon return will not be known with certainty until lease termination.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated “into-plane” costs, taxes, oil and all gains and losses associated with fuel hedge contracts.
Derivative Instruments
The Company accounts for derivative financial instruments at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. For the years ended 2013, 2012 and 2011, the Company did not hold derivative instruments that qualified as cash flow hedges for accounting purposes. As a result, changes in the fair value of such derivative contracts were recorded within aircraft fuel expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of unsettled derivative instruments at the end of each period.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses were $2.1 million, $2.4 million and $2.5 million for the years ended 2013, 2012 and 2011, respectively.
Income Taxes
The Company accounts for income taxes using the liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized.
Interest Expense
Related-party interest expense incurred during 2013, 2012 and 2011 was $0.0 million, $0.0 million and $21.0 million, respectively, and consisted primarily of paid-in-kind interest on tranche notes due to related parties, and preferred stock dividends due to related parties. Non-related party interest expense during 2013, 2012 and 2011 was $0.2 million, $1.4 million and $3.8 million, respectively.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. The Company has issued and outstanding restricted stock awards, stock option awards and performance share awards. Restricted stock awards are valued at the fair value of the shares on the date of grant. To the extent a market price was not available, the fair value of stock awards was estimated using a discounted cash flow analysis based on management’s estimates of revenue, driven by assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that management uses to manage the Company’s business. The fair value of share option awards is estimated on the date of grant using the Black-Scholes valuation model. The fair value of performance share awards is estimated through the use of a Monte Carlo simulation model. See Note 8 for additional information.
Concentrations of Risk
The Company’s business has been, and may continue to be, adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel was the Company’s single largest expenditure representing approximately 40%, 41% and 42% of total operating expenses in 2013, 2012 and 2011, respectively.
The Company’s operations are largely concentrated in the southeast United States with Fort Lauderdale being the highest volume fueling point in the system. Gulf Coast Jet indexed fuel is the basis for a substantial majority of the Company’s fuel

Notes to Financial Statements—(Continued)

consumption. Any disruption to the oil production or refinery capacity in the Gulf Coast, as a result of weather or any other disaster, or disruptions in supply of jet fuel, dramatic escalations in the costs of jet fuel and/or the failure of fuel providers to perform under fuel arrangements for other reasons could have a material adverse effect on the Company’s financial condition and results of operations.
The Company’s operations will continue to be vulnerable to weather conditions (including hurricane season or snow and severe winter weather), which could disrupt service, create air traffic control problems, decrease revenue and increase costs.
Due to the relatively small size of the fleet and high utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on the Company’s business, results of operations and financial condition.
The Company has three union-represented employee groups that together represent approximately 59% and 54% of all employees at December 31, 2013 and 2012, respectively. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 15.

2.	Recent Accounting Developments
In December 2011, the FASB issued amendments to Accounting Standards Update No. 2011-11, Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). The amendments in this update are designed to enhance disclosures by requiring improved information about financial instruments and derivative instruments that are either (a) offset in accordance with certain right to set-off conditions prescribed by current accounting guidance or (b) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with current accounting guidance. In January 2013, the FASB issued Accounting Standards Update No. 2013-01, Scope Clarification of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01), to limit the scope of ASU 2011-11, and its new balance sheet offsetting disclosure requirements to derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements and securities borrowing and lending transactions. ASU 2011-11 and ASU 2013-01 became effective for the Company's annual and interim periods beginning January 1, 2013, and the required disclosures are included in Note 16 of this report.

3.	Special Charges and Credits
Slot Transaction and Restructuring
In 2012, the Company sold four permanent air carrier slots at Ronald Reagan National Airport (DCA) to another airline for $9.1 million. The Company recognized the $9.1 million gain within special charges (credits) in the third quarter of 2012, the period in which the FAA operating restriction lapsed and written confirmation of the slot transfer was received by the buyer from the FAA.
In 2013, the Company incurred an additional $0.1 million of cost in connection with the DCA exit and relieved $0.2 million of previously accrued exit cost in connection with Chicago O'Hare (ORD).
Secondary Offering Costs
In the third quarter of 2013, the Company incurred costs of $0.3 million, recorded within special charges (credits), related to an underwritten public offering of 12,070,920 shares of common stock by certain stockholders affiliated with Indigo Partners LLC (Indigo). Upon completion of this offering, investment funds affiliated with Indigo owned no shares of common stock of Spirit Airlines. The Company did not receive any proceeds from this offering.
In the third quarter of 2012, the Company incurred costs of $0.7 million, recorded within special charges (credits), related to an underwritten public offering of 9,394,927 shares of common stock by certain stockholders affiliated with Oaktree Capital Management (Oaktree). Upon completion of this offering, investment funds affiliated with Oaktree owned no shares of common stock of Spirit Airlines. The Company did not receive any proceeds from this offering.
In January 2012, certain stockholders of the Company, including affiliates of Oaktree and Indigo Partners, LLC (Indigo) and certain members of the Company's executive team, sold an aggregate of 12,650,000 shares of common stock in an underwritten public offering. The Company incurred a total of $1.3 million in costs between 2011 and 2012 related to this offering, of which $0.5 million were incurred during the year ended December 31, 2012, offset by reimbursements from certain selling shareholders of $0.6 million in accordance with the Fourth Amendment to the Second Amended and Restated Investor Rights Agreement. The Company did not receive any proceeds from this offering.

Notes to Financial Statements—(Continued)

Initial Public Offering Costs
In June 2011, the Company issued and sold 15,600,000 shares of common stock in its initial public offering (IPO). The Company incurred contract termination costs and fees of $2.3 million in connection with the IPO during the year ended December 31, 2011, which included $1.8 million paid to Indigo to terminate its professional services agreement with the Company, and $0.5 million paid to three individual, unaffiliated holders of the Company’s subordinated notes.

4.	Letters of Credit
In connection with agreements with certain airports, the Company is required to post letters of credit, which totaled $0.2 million as of both December 31, 2013 and 2012. The issuing banks require that the Company deposit funds at those banks to cover the amounts that could be drawn under the letters of credit. These funds are generally invested in money market accounts and are classified as long-term assets within other long-term assets. Additionally, as of December 31, 2013, the Company had a $25.1 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $10.4 million had been drawn upon for issued letters of credit to airports and insurance underwriters.

5.	Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations.
During 2011, the Company amended its processing agreements with all of its processors. Prior to the amendments, the credit card processors required the Company to maintain cash collateral equal to approximately 100% of the Company's air traffic liability. The amendments were approved in light of the Company's improved balance sheet as a result of the IPO, the related recapitalization and the elimination of the holdback held by the credit card processors, effectively eliminating the Company's restricted cash balance, provided that the Company continues to satisfy certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to reinstate a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2013 and 2012, the Company continued to be in compliance with its credit card processing agreements, and the processors were holding back $0 of remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2013 and 2012, was $188.6 million and $144.8 million, respectively.

6.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2013 and 2012 consist of the following:

	As of December 31,
	2013	2012
	(in thousands)
Aircraft maintenance	$36,165	$22,319
Federal excise and other passenger taxes and fees payable	26,979	23,401
Salaries and wages	26,174	21,057
Airport expenses	17,109	16,024
Fuel	13,819	11,219
Aircraft and facility rent	7,993	8,020
Tax receivable agreement	5,643	7,987
Other	11,380	11,287
Other current liabilities	$145,262	$121,314

7.	Common Stock and Preferred Stock
The Company’s amended and restated certificate of incorporation dated June 1, 2011, authorizes the Company to issue up to 240,000,000 shares of common stock, $0.0001 par value per share, 50,000,000 shares of non-voting common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.0001 par value per share. All of the Company’s issued and

Notes to Financial Statements—(Continued)

outstanding shares of common stock and preferred stock are duly authorized, validly issued, fully paid and non-assessable. The Company’s shares of common stock and non-voting common stock are not redeemable and do not have preemptive rights.
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
Rights and Preferences. Holders of the Company’s common stock have no preemptive, conversion, subscription or other rights and there are no redemption or sinking fund provisions applicable to the Company’s common stock. The rights, preferences and privileges of the holders of the Company’s common stock are subject to and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate in the future.
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
On December 7, 2011, the Company entered into a Stock Distribution Agreement with Indigo Miramar LLC and its members. Pursuant to the Stock Distribution Agreement 10,576,180 shares of outstanding common stock were exchanged on a share-for-share basis for shares of non-voting common stock. As of December 31, 2012, the number of outstanding non-voting common stock had decreased to 1,669,205. In February 2013, all of the remaining outstanding shares of non-voting common stock were converted to voting shares in accordance with the Stock Distribution Agreement. As of December 31, 2013, there were no shares of non-voting common stock outstanding.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series,

Notes to Financial Statements—(Continued)

any or all of which may be greater than the rights of common stock. The Company’s issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. As of December 31, 2013 and 2012, there were no shares of preferred stock outstanding.

8.	Stock-Based Compensation
The Company has stock plans under which directors, officers, key employees and consultants of the Company may be granted restricted stock awards, stock options and other equity-based instruments as a means of promoting the Company’s long-term growth and profitability. The plans are intended to encourage participants to contribute to and participate in the success of the Company.
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
On May 9, 2011, the Company's board of directors adopted, and the Company's stockholders approved, the 2011 Equity Incentive Award Plan, or 2011 Plan. Under the 2011 Plan, 3,000,000 new shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance share awards and other stock-based awards, plus the number of shares remaining available for future awards under the Company's 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under the Company's 2005 Stock Plan that are forfeited or lapse unexercised and which, following the effective date of the 2011 Plan, are not issued under the Company's 2005 Stock Plan. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of December 31, 2013 and December 31, 2012, 2,685,029 and 2,689,490 shares of the Company’s common stock, respectively, remained available for future issuance under the 2011 Plan.
Stock-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations. Stock-based compensation cost amounted to $5.7 million, $4.3 million and $0.5 million for 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, there was $2.1 million, $1.6 million and $0.2 million tax benefit recognized in income related to stock-based compensation, respectively.
Restricted Stock
Restricted stock and restricted stock unit awards are valued at the fair value of the shares on the date of grant. Generally, granted shares and units vest 25% per year on each anniversary of issuance. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period.
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2013 and changes during the year ended December 31, 2013 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2012	449,629	16.94
Granted	151,202	27.70
Vested	(168,514)	13.19
Forfeited	(96,269)	19.28
Outstanding at December 31, 2013	336,048	22.99
There were 151,202 and 391,418 restricted stock shares granted during the years ended December 31, 2013 and December 31, 2012, respectively. As of December 31, 2013 and December 31, 2012, there was $6.1 million and $6.1 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 2.7 years and 3.2 years, respectively.

Notes to Financial Statements—(Continued)

The weighted-average fair value of restricted stock granted during the years ended December 31, 2013 and 2012 was $27.70 and $20.01, respectively. There was no restricted stock granted during the year ended December 31, 2011. The total fair value of restricted stock shares vested during the years ended December 31, 2013, 2012 and 2011 was $4.3 million, $3.9 million and $3.2 million respectively.
Stock Options
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service and have ten-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during 2013 or 2012. For option grants during 2011, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 46.25%, 0%, 6.25 years and 2.03%, respectively. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
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
A summary of share option activity under the 2011 Plan as of December 31, 2013 and changes during the year ended December 31, 2013 is presented below:

	Number of Options	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2012	247,650	9.59	8.0	2,015
Exercised	(92,400)	9.22
Forfeited or expired	(98,750)	10.70
Outstanding at December 31, 2013	56,500	8.26	6.7	2,099
Exercisable at December 31, 2013	27,125	8.12	6.6	1,011
Vested or Expected to Vest at December 31, 2013	56,260	8.25	6.7	2,090

There were no options granted during the years ended December 31, 2013 or 2012. The weighted-average fair value of option awards granted during the year ended December 31, 2011 was $5.73. The total intrinsic value of share options exercised during the years ended December 31, 2013, 2012 and 2011 was $2.0 million, $0.7 million and $0.2 million, respectively. The total fair value of shares vested during the years ended December 31, 2013, 2012 and 2011 was $0.2 million, $0.4 million and $0.3 million, respectively.
As of December 31, 2013 and December 31, 2012, there was $46.7 thousand and $650.5 thousand respectively, of total unrecognized compensation cost related to options expected to be recognized over 0.8 years and 1.99 years, respectively.
Performance Share Awards
During 2013 and 2012, the Company granted certain senior-level executives restricted stock units that vest based on market and service conditions as part of a long-term incentive plan, which are referred to herein as performance share awards. The number of shares of common stock underlying each award is determined at the end of a three-year performance period. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. At the end of the performance period, the percentage of the stock units that will vest will be determined by ranking the Company’s total shareholder return compared to the total shareholder return of the nine peer companies identified in the plan. Based on the level of performance, between 0% and 200% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the disability or death of a participant, the payout of any award is limited to a pro-rated portion of such award based upon a performance assessment prior to the change-in-control date or date of disability or death.
The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense, net of forfeitures, for the award will be recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved.

Notes to Financial Statements—(Continued)

The grant date fair value of the performance share awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

	Weighted-Average at Grant Date for Year Ended December 31, 2013	Weighted-Average at Grant Date for Year Ended December 31, 2012
Expected volatility factor	0.41	0.39
Risk free interest rate	0.33%	0.44%
Expected term (in years)	2.65	2.72
Expected dividend yield	—%	—%
The volatility was based upon a weighted average of the volatility for the Company and the most recent volatility of the peer group. The peer group used to calculate volatility is consistent with the group used for the traditional employee stock options. The Company chose to use historical volatility to value these awards because historical stock prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated as the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s performance share awards for the year ended December 31, 2013:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2012	280,907	20.30
Granted	126,147	28.09
Vested	—	—
Forfeited	(79,950)	21.76
Outstanding at December 31, 2013	327,104	22.94
As of December 31, 2013 and December 31, 2012, there was $6.5 million and $6.9 million, respectively, of total unrecognized compensation cost related to performance share awards expected to be recognized over 1.54 years and 2.0 years, respectively.

Notes to Financial Statements—(Continued)

9.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2013	2012	2011
	(in thousands, except per share amounts)
Numerator:
Net income	$176,918	$108,460	$76,448
Denominator:
Weighted-average shares outstanding, basic	72,593	72,386	53,241
Effect of dilutive stock awards	406	205	274
Adjusted weighted-average shares outstanding, diluted	72,999	72,591	53,515
Net Income per Share:
Basic earnings per common share	$2.44	$1.50	$1.44
Diluted earnings per common share	$2.42	$1.49	$1.43

Anti-dilutive weighted-average shares	1	88	70

10.	Debt, Related-Party Transactions and Other Obligations
In connection with the closing of the IPO, the Company consummated the transaction contemplated by the Recapitalization Agreement on June 1, 2011, which resulted in the repayment or exchange for common stock of all of the Company’s notes and preferred stock. The Company’s principal stockholders provided certain consulting services to the Company for a management fee of $0.3 million in 2011. In connection with the IPO, the management fee agreement with the Company's principal stockholders was terminated. See Note 18.
As of December 31, 2013 and 2012, there was no outstanding long term debt or outstanding amounts due to related parties. During the fourth quarter of 2013, the Company executed an agreement for the lease of two quick engine change kits (QEC kit), classified as capital leases. Aggregate annual principal maturities of capital leases as of December 31, 2013, were $1.0 million in 2014, $1.1 million in 2015, $1.0 million in 2016, $0.0 million in 2017 and $0.0 million in 2018 and $0.0 million in 2019 and beyond. As of December 31, 2012, the Company had no outstanding amounts related to capital leases.
The Company had a line of credit for $18.6 million and $18.6 million related to corporate credit cards, of which the Company had drawn $3.7 million and $3.2 million as of December 31, 2013 and 2012, respectively, which is included in accounts payable.
As of December 31, 2013, the Company had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount of $34.5 million. As of December 31, 2013, the Company had drawn $13.8 million on these lines of credit, which is included in other current liabilities. As of December 31, 2012, the Company had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount $18.0 million. As of December 31, 2012, the Company had drawn $11.2 million on these lines of credit, which is included in other current liabilities. The Company is required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery.

11.	Leases and Prepaid Maintenance Deposits
The Company leases various types of equipment and property, primarily aircraft, spare engines and airport facilities under leases, which expire in various years through 2032. Lease terms are generally 3 to 15 years for aircraft and up to 25 years for other leased equipment and property.
Total rental expense for all leases charged to operations for the years ended 2013, 2012 and 2011 was $207.4 million, $172.4 million and $139.1 million, respectively. Total rental expense charged to operations for aircraft and engine operating leases for the years ended December 31, 2013, 2012 and 2011 was $169.7 million, $143.6 million and $116.5 million,

Notes to Financial Statements—(Continued)

respectively. Supplemental rent is made up of maintenance reserves paid or to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable return condition obligations. The Company expensed $5.2 million, $2.0 million and $1.5 million of supplemental rent recorded within aircraft rent during 2013, 2012 and 2011, respectively.
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on actual flight hours. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $7.4 million in 2014, $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018 and $18.4 million in 2019 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. The Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits to the extent they are expected to be recoverable and are reflected as prepaid maintenance deposits in the accompanying balance sheets. When it is not probable the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. As of December 31, 2013 and 2012, the Company had aircraft maintenance deposits of $220.7 million and $198.5 million, respectively, on its balance sheets of which $59.2 million and $76.1 million, respectively, are included within prepaid expenses and other current assets on its balance sheets. The Company has concluded that these prepaid maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
The Company’s master lease agreements also provide that most maintenance reserves held by the lessor at the expiration of the lease are nonrefundable to the Company and will be retained by the lessor. Consequently, any usage-based maintenance reserve payments after the last major maintenance event are not substantively related to the maintenance of the leased asset and therefore are accounted for as contingent rent. The Company accrues for contingent rent beginning when it becomes probable and reasonably estimable the Company will incur such nonrefundable maintenance reserve payments. The Company makes certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor, and the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor. The Company expensed $1.9 million, $2.0 million and $1.5 million of paid maintenance reserves as supplemental rent during 2013, 2012 and 2011, respectively. Maintenance reserves held by lessors that are refundable to the Company at the expiration of the lease are accounted for as prepaid maintenance deposits on the balance sheet when they are paid.
At December 31, 2013, the Company had its entire fleet of 54 aircraft and nine spare engines financed under operating leases with lease term expiration dates ranging from 2016 to 2025. Five of the leased aircraft have variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate). During the second quarter of 2013, the Company extended the operating leases on 14 of its Airbus A319 aircraft, which were previously set to expire in 2017 through 2019. The Company has the option to renew three leases for three-year periods with contractual notice required in the tenth year. Twenty-three of the aircraft leases and all of the engine leases were the result of sale and leaseback transactions. Deferred gains or losses from sale and leaseback transactions are amortized over the term of the lease as a reduction in rent or additional rent, respectively. Losses are deferred when the fair value of the aircraft or engine is higher than the price it was sold for, which is in substance, a prepayment of rent. A loss on disposal is recorded at the time of sale for the excess of the carrying amount over the fair value of the aircraft or engine. The costs of returning aircraft to lessors, or lease return conditions, are accounted for in a manner similar to the accounting for contingent rent. These costs are recognized over the remaining life of the lease as aircraft hours accumulate, beginning from the time when the Company determines it is probable such costs will be incurred and can generally be estimated. Such estimated costs exclude the costs of maintenance events that are covered by reserves on deposit with the relevant lessor, or routine maintenance costs that are recorded in maintenance expense.

Notes to Financial Statements—(Continued)

During 2013, the Company entered into sale and leaseback transactions with third-party aircraft lessors for the sale and leaseback of seven Airbus A320 aircraft that resulted in net deferred losses of $3.1 million, which are included in other long-term assets within the balance sheet. Deferred losses are amortized as rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $36.7 million in pre-delivery deposits from Airbus during 2013. The refunded pre-delivery deposits have been disclosed in the statement of cash flows as investing activities within pre-delivery deposits, net of refunds. In addition, the Company entered into a sale and leaseback transaction with a third-party lessor for the sale and leaseback of one V2500 IAE International Aero Engines AG engine. Cash outflows related to the purchase of the engine have been disclosed in the statement of cash flows as investing activities within purchases of property and equipment and the cash inflows from the sale of the engine as financing activities within proceeds received on sale lease back transactions. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party. During the fourth quarter of 2013, the Company entered into an agreement for the lease of two QEC kits, classified as capital leases. Payments under the lease agreement are fixed for the three year term of the lease.
The Company had two QEC kits classified as capital leases at December 31, 2013, compared to no capital leases at December 31, 2012. Amounts applicable to these QEC kits that are included in property and equipment were:

(in thousands)	2013	2012
Flight equipment	$3,234	$—
Less: accumulated amortization	54	—
	$3,180	$—
Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at December 31, 2013 were as follows:

		Operating Leases
	Capital Leases	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating Leases
	(in thousands)
2014	$1,200	$184,131	$18,535	$202,666
2015	1,200	184,694	16,308	201,002
2016	1,000	182,984	11,610	194,594
2017	—	163,673	8,795	172,468
2018	—	139,740	6,445	146,185
2019 and thereafter	—	502,102	24,406	526,508
Total minimum lease payments	$3,400	$1,357,324	$86,099	$1,443,423
Less amount representing interest	366
Present value of minimum lease payments	3,034
Less current portion	1,400
Long term portion	1,634

12.	Financial Instruments and Risk Management

As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any

Notes to Financial Statements—(Continued)

counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of December 31, 2013, the Company held none of these instruments and, therefore, was not required to post collateral.

The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. The Company's derivative contracts generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Fair value of the instruments is determined using standard option valuation models.

The Company chose not to elect hedge accounting on any derivative instruments entered into during 2013, 2012 and 2011 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.
The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Into-plane fuel cost	$542,523	$471,542	$392,278
Settlement losses (gains)	8,958	175	(7,436)
Unrealized mark-to-market losses (gains)	265	46	3,204
Aircraft fuel	$551,746	$471,763	$388,046
All realized gains and losses are reflected in the statements of cash flows in cash flow from operating activities.
As of December 31, 2013, the Company had no outstanding fuel hedges in place. As of December 31, 2012, the Company had fuel hedges using U.S. Gulf Coast jet fuel options as the underlying commodity. As of December 31, 2012, the Company had agreements in place to protect 7.8 million gallons or approximately 5% of its 2013 fuel consumption at a weighted-average ceiling and floor price of $3.09 and $2.84 per gallon, respectively.

13.	Defined Contribution 401(k) Plan
The Company sponsors three defined contribution 401(k) plans, Spirit Airlines, Inc. Employee Retirement Savings Plan (first plan), Spirit Airlines, Inc. Pilots’ Retirement Savings Plan (second plan) and Spirit Airlines, Inc. Puerto Rico Retirement Savings Plan (third plan). The first plan was adopted on February 1, 1994. Essentially, all employees that are not covered by the pilots’ collective bargaining agreement, who have at least one year of service, have worked at least 1,000 hours during the year and have attained the age of 21 may participate in this plan. The Company may make a Qualified Discretionary Contribution, as defined in the plan, or provide matching contributions to this plan. Effective July 1, 2007, the Company amended this plan to change the service requirement to 60 days and provided for matching contribution to the plan at 50% of the employee’s contribution up to a maximum employer contribution of 3% of the employee’s annual compensation.
The second plan is for the Company’s pilots, and contained the same service requirements as the first plan and was amended effective July 1, 2007, to change the service requirements to 60 days and having attained the age of 21. The Company matches 100% of the pilot’s contribution, up to 8% of the individual pilot’s annual compensation. Both the first and the second plans are subject to the annual IRS elective deferral limit, which was $17,500 for 2013.
The third plan is for all Company employees residing in Puerto Rico and was adopted on April 16, 2012. It contains the same amended service requirements as the first and second plans. For pilots participating in the Puerto Rico plan, the Company matches 100% of their contribution, up to 8% of the individual pilot's annual compensation, but subject to the annual Puerto Rico pre-tax elective deferral limit, which was $17,500 for 2013. For all other employees participating in the Puerto Rico plan, the Company provides for matching contribution to the plan at 50% of the employee's contribution up to a maximum employer contribution of 3% of the employee's annual compensation.
Matching contributions made to all plans were $7.7 million , $6.6 million and $4.9 million in 2013, 2012 and 2011, respectively, and were included within salaries, wages and benefits in the accompanying statements of operations.

Notes to Financial Statements—(Continued)

14.	Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Current:
Federal	$86,437	$32,656	$1,866
State and local	6,595	3,250	74
Foreign	413	963	263
Total current expense	93,445	36,869	2,203
Deferred:
Federal	11,658	27,870	42,148
State and local	389	1,385	2,032
Total deferred expense (benefit)	12,047	29,255	44,180
Total income tax expense (benefit)	$105,492	$66,124	$46,383
The reconciliation of income tax expense computed at the federal statutory tax rates to income tax expense from continuing operations is as follows:

	For the Years Ended December 31,
	2013	2012	2011
	(in thousands)
Expected provision at federal statutory tax rate	$98,843	$61,104	$42,991
State and foreign tax expense, net of federal benefit	4,695	3,726	2,255
Interest and dividend on preferred stock	—	—	710
Meals and entertainment	772	649	469
Fines and penalties	134	84	(36)
Federal credits	(58)	(182)	(103)
Adjustment to deferred tax assets and liabilities	(54)	(3)	(3)
Other	1,160	746	100
Total income tax expense (benefit)	$105,492	$66,124	$46,383

Notes to Financial Statements—(Continued)

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2013 and 2012, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Net operating loss	$188	$83
Deferred loss	1,428	—
Deferred revenue	6,241	5,829
Nondeductible accruals	9,734	6,744
Other	2,767	1,073
Deferred tax assets	20,358	13,729
Deferred tax liabilities:
Capitalized interest	736	1,125
Deferred gain	—	364
Fuel hedging	—	97
Accrued engine maintenance	45,911	29,497
Property, plant and equipment	6,384	3,271
Deferred tax liabilities	53,031	34,354
Net deferred tax assets (liabilities)	$(32,673)	$(20,625)
Deferred taxes included within:
Assets:
Other current assets	$16,243	$12,591
Liabilities:
Other long-term liabilities	$48,916	$33,216

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. Management does not believe that the realization of deferred tax assets is in jeopardy and thus a valuation allowance for 2013 will not be necessary.
During 2013, the Company filed an amended 2009 income tax return in order to correct its net operating loss carryforward (NOL) as of December 31, 2009. See Note 18. The amendment of the 2009 tax return resulted in a decrease to the Company's NOL of $7.9 million as of December 31, 2009. In addition, during the preparation of its 2012 tax return, the Company uncovered certain adjustments relating to the NOL carryforward balance as of December 31, 2011. These adjustments resulted in an increase to the NOL carryforward of $3.7 million. The net decrease to the NOL carryforwards of $4.2 million changed the NOL carryforwards as of December 31, 2011 from $20.8 million, as previously reported in 2012 and 2011, to $16.6 million. At December 31, 2011, the Company had available for federal income tax purposes an alternative minimum tax (AMT) credit carryforward of $3.2 million and federal NOL carryforwards of $16.6 million which were fully utilized against federal taxable income during 2012. As of December 31, 2013 and 2012, the Company did not have any NOLs or AMT credits to utilize against federal taxable income. As of December 31, 2013, the Company had approximately $4.7 million of State NOLs which can be used to offset future state taxable income. State net operating losses begin to expire in 2017.
Excess tax benefits are recognized in the financial statements upon actual realization of the related tax benefit which occurred in 2012 upon utilization of the remaining NOLs and AMT credit carryforwards during the year. During 2013, the Company recognized a windfall tax benefit of $1.9 million which was recorded as a reduction to income tax payable and a corresponding entry to additional paid in capital.

Notes to Financial Statements—(Continued)

During 2013, the Company recorded a foreign tax credit of $0.4 million against its 2013 federal income tax liability which was fully utilized during the year. Previously the Company deducted income taxes paid in foreign countries in arriving at federal taxable income.
On September 13, 2013, the United States Treasury and Internal Revenue Service issued final tangible personal property regulations that broadly apply to amounts paid to acquire, produce or improve tangible property, as well as dispositions of such property. In review of these regulations, the Company has concluded that there is no material impact on its financial position, results of operations or cash flows.
On January 25, 2012, the Company experienced a subsequent ownership change under the principles of IRC §382, as a result of the secondary offering outlined in more detail in Note 3. Although the Company was subject to the limitations of IRC §382 on the utilization of its NOL and the tax credit carryforwards in 2012, the limitation was sufficiently in excess of the tax attribute carryforwards as not to prohibit complete utilization during the year.
The Company accrues interest related to unrecognized tax benefits in its provision for income taxes, and any associated penalties are recorded in selling, general and administrative expenses.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's tax years from 2006 through 2012 are still subject to examination in the United States due to net operating loss carryovers generated in such years. Various state and foreign jurisdiction tax years remain open to examination and the Company was under examination in certain jurisdictions during 2012, and the outcome of these audits were immaterial to the financial statements. The Company believes that the effect of any additional assessment(s) will be immaterial to its financial statements.

15.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. On June 20, 2013, the Company entered into an amendment to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.A., dated May 5, 2004 (Airbus Amendment) for the order of an additional 20 Airbus A321 aircraft. These aircraft are in addition to the 92 aircraft not yet delivered under Spirit's existing order with Airbus. In addition, the Company is committed to take delivery of an additional five aircraft directly from a third-party lessor. During the year, the Company converted ten Airbus A320 orders to Airbus A321 orders and converted five Airbus A321 orders to Airbus A321neo orders. On October 1, 2013, the Company entered into agreements with International Aero Engines AG (IAE) and Pratt & Whitney (collectively, the IAE & P&W Agreement) for the provision and servicing of engines to power its fleet of Airbus A320 family aircraft.
As of December 31, 2013, the Company's aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
2014	11					11
2015	11		2		1	14
2016	5		8		4	17
2017	10		10			20
2018		6	5			11
2019		8		5		13
2020		13				13
2021		18				18
	37	45	25	5	5	117

The Company also has six spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2014 through 2024. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $559.3 million in 2014, $619.1 million in 2015, $633.1 million in 2016, $804.5 million in 2017, $543.1 million in 2018 and $2,197.1 million in 2019 and beyond. The Company has secured financing

Notes to Financial Statements—(Continued)

commitments with third parties for seven aircraft deliveries from Airbus, scheduled for delivery in 2014 and for the five aircraft to be leased directly from a third party. The Company does not have financing commitments in place for the remaining 105 Airbus firm aircraft orders scheduled for delivery between 2014 and 2021.
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
Employees

The Company has three union-represented employee groups that together represent approximately 59% of all employees at December 31, 2013 and 54% of all employees at December 31, 2012. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2013.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	24%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	34%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
In December 2013, with the help of the National Mediation Board (NMB), the Company reached a tentative agreement for a five-year contract with the Company's flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On February 7, 2014, the Company was notified that the flight attendants voted to not ratify the tentative agreement. The Company will continue to work together with the AFA and the NMB with a goal of reaching a mutually beneficial agreement.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $2.1 million and $1.9 million, for health care claims as of December 31, 2013, and 2012, respectively.
Other
The Company is contractually obligated to pay the following minimum guaranteed payments to the provider of its reservation system as of December 31, 2013: $3.9 million in 2014, $3.9 million in 2015, $3.9 million in 2016, $3.9 million in 2017, $2.6 million in 2018 and $0.0 million in 2019 and thereafter.
The Company entered into a Tax Receivable Agreement (TRA) with the Company's Pre-IPO Stockholders (as defined in the TRA) that became effective immediately prior to the consummation of the IPO. In accordance with the TRA, the Company paid $27.2 million, including $0.3 million of applicable interest, in the second quarter of 2012. As of December 31, 2013, the Company has $5.6 million accrued related to the TRA and $0.2 million of applicable interest. See Note 18.

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

Notes to Financial Statements—(Continued)

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company utilizes several valuation techniques in order to assess the fair value of the Company’s financial assets and liabilities. The Company’s derivative contracts generally consist of jet fuel swaps and jet fuel options. These instruments are valued using energy and commodity market data, which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities.
The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$530.6	$530.6	$—	$—
Total assets	$530.6	$530.6	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2012
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$416.8	$416.8	$—	$—
Jet fuel options	0.3	—	—	0.3
Total assets	$417.1	$416.8	$—	$0.3

Total liabilities	$—	$—	$—	$—
Cash and cash equivalents at December 31, 2013 and December 31, 2012 are comprised of liquid money market funds and cash. The Company maintains cash with various high-quality financial institutions. The company had no outstanding derivatives as of December 31, 2013. The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2013 and 2012.

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

Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that, when used in a particular pricing model, yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it noted that holding other inputs

Notes to Financial Statements—(Continued)

constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) determination of fair value measurement for the Company's aircraft fuel derivatives.

The Company's Valuation Group is made up of individuals from the Company's Risk Management, Treasury and Corporate Accounting departments. The Valuation Group is responsible for the Company's valuation policies, procedures and execution thereof. The Company's Valuation Group reports to the Company's Chief Financial Officer and Finance Committee who approve all derivative transactions. The Valuation Group compares the results of the Company's internally developed valuation methods with counterparty reports at each balance sheet date and assesses the Company's valuation methods for accurateness and identifies any needs for modification.
The following table presents the Company’s activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Jet Fuel Options
(in millions)
Balance at January 1, 2011	$3.5
Total realized or unrealized gains (losses) included in earnings, net	4.2
Settlements, net	(7.4)
Balance at December 31, 2011	0.3
Total realized or unrealized gains (losses) included in earnings, net	(0.2)
Settlements, net	0.2
Balance at December 31, 2012	0.3
Total realized or unrealized gains (losses) included in earnings, net	0.1
Settlements, net	(0.4)
Balance at December 31, 2013	$—
The Company records the fair value adjustment of its aircraft fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within prepaid expenses and other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective date.

17.	Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation (DOT) area are summarized below:

	2013	2012	2011
	(in millions)
DOT—domestic	$1,467.5	$1,135.1	$900.1
DOT—Latin America	186.9	183.3	171.1
Total	$1,654.4	$1,318.4	$1,071.2
During 2013, 2012 and 2011, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

18.	Initial Public Offering and Tax Receivable Agreement
On June 1, 2011, the Company raised $187.2 million of gross proceeds from an initial public offering of 15,600,000 shares of its common stock at a price of $12.00 per share. The resulting proceeds to the Company were approximately $176.9 million, after deducting underwriter commissions. The Company retained $150.0 million of the net proceeds, after paying $20.6 million of debt, $0.5 million to pay three unaffiliated holders of its subordinated notes and $5.9 million in direct costs of the offering. In accordance with a Recapitalization Agreement, all of the principal and accrued and unpaid interest on outstanding notes, to the extent not paid, totaling $279.2 million, as well as all of the Class A and B preferred stock outstanding immediately prior to the offering along with accrued and unpaid dividends totaling $81.7 million, were exchanged for 30,079,420 shares of common stock at a share price of $12.00 per share. Each share of Class B Common Stock was exchanged

Notes to Financial Statements—(Continued)

for one share of common stock. In addition, interest expense was reduced by $0.4 million due to a write off of the unamortized portion of prepaid loan fees and deferred interest.
In connection with the IPO, the Company entered into the TRA and thereby distributed immediately prior to the completion of the IPO to the holders of common stock as of such time, or the Pre-IPO Stockholders, the right to receive an amount equal to 90% of the cash savings in federal income tax realized by it by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by the Company as of March 31, 2011, which is defined as the Pre-IPO NOL. Cash tax savings generally will be computed by comparing actual federal income tax liability to the amount of such taxes that the Company would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA, the Company recorded a liability with an offsetting reduction to additional paid in capital. The amount and timing of payments under the TRA will depend upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in the future and any future limitations that may be imposed on the Company's ability to use the Pre-IPO NOLs. The term of the TRA will continue until the first to occur (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company.
In accordance with the TRA, the Company is required to submit a Tax Benefit Schedule showing the proposed TRA payout amount to the Stockholder Representatives within 45 calendar days after the Company files its tax return. Stockholder Representatives are defined as Indigo Pacific Partners, LLC and OCM FIE, LLC, representing the two largest ownership interest of pre-IPO shares. The Tax Benefit Schedule shall become final and binding on all parties unless a Stockholder Representative, within 45 calendar days after receiving such schedule, provides the Company with notice of a material objection to such schedule. If the parties, for any reason, are unable to successfully resolve the issues raised in any notice within 30 calendar days of receipt of such notice, the Company and the Stockholder Representatives have the right to employ the TRA's reconciliation procedures. If the Tax Benefit Schedule is accepted, the Company has five days after acceptance to make payments to the Pre-IPO stockholders. Pursuant to the TRA's reconciliation procedures, any disputes that cannot be settled amicably, are settled by arbitration conducted by a single arbitrator jointly selected by both parties.
During the second quarter of 2012, the Company paid $27.2 million, or 90% of the 2011 tax savings realized from the utilization of NOLs, including $0.3 million of applicable interest. During 2012, management adjusted for an immaterial error in the original estimate of the liability. This adjustment reduced the liability with an offset to additional paid in capital.
During 2013, the Company filed an amended 2009 income tax return in order to correct its NOL carry forward as of December 31, 2009. See Note 14. As a result, the Company's NOL carry forward as of March 31, 2011 was consequently reduced by $7.8 million, which corresponds to a reduction in the estimated TRA benefit of $2.4 million with an offset to additional paid in capital. On September 13, 2013, the Company filed its 2012 federal income tax return, and on October 14, 2013, the Company submitted a Tax Benefit Schedule to the Stockholder Representatives. On November 27, 2013, pursuant to the TRA, the Company received an objection notice to the Tax Benefit Schedule from the Stockholder Representatives. As of December 31, 2013, the Company estimated the TRA liability to be $5.6 million. The Company and the Stockholder Representatives are in discussions attempting to resolve the objection related to the Tax Benefit Schedule and have not employed the TRA's reconciliation procedures.
19. Quarterly Financial Data (Unaudited)
Quarterly results of operations for the year ended December 31, 2013 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2013
Operating revenue	$370,437	$407,339	$456,625	$419,984
Operating income	49,669	66,758	97,804	68,061
Net income	30,554	42,068	61,103	43,193
Basic earnings per share	0.42	0.58	0.84	0.59
Diluted earnings per share	0.42	0.58	0.84	0.59

2012
Operating revenue	$301,495	$346,308	$342,317	$328,268
Operating income	37,244	55,132	49,681	31,933
Net income	23,419	34,591	30,884	19,566
Basic earnings per share	0.32	0.48	0.43	0.27
Diluted earnings per share	0.32	0.48	0.43	0.27

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited the accompanying balance sheets of Spirit Airlines, Inc. as of December 31, 2013 and 2012, and the related statements of operations, shareholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spirit Airlines, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit Airlines, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 20, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited Spirit Airlines, Inc's internal control over financial reporting as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework), as applicable (the COSO criteria). Spirit Airlines, Inc's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Spirit Airlines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheet of Spirit Airlines, Inc. as of December 31, 2013 and 2012, and the related statement of operations, shareholders equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013 of Spirit Airlines, Inc. and our report dated February 20, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 20, 2014

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2013.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2013. Ernst & Young LLP's report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
During the first quarter of 2013, we implemented SAP, a new Enterprise Resource Planning (ERP) system that replaced our financial reporting module. We have made appropriate changes to our internal controls over financial reporting to accommodate the implementation of the ERP system.
There were no other changes in our internal control over financial reporting during 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2014 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2014 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2014 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2014 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2014 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2014 Proxy Statement, our 2014 Proxy Statement shall not be deemed to be filed as part of this Report.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements:
The financial statements included in Item 8. Financial Statements and Supplementary Data above are filed as part of this annual report.

     2.  Financial Statement Schedules:
There are no financial statement schedules filed as part of this annual report, since the required information is included in the Financial Statements, including the notes thereto, or the circumstances requiring inclusion of such schedules are not present.

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

Signature	Title	Date

/s/ B. Ben Baldanza	President and Chief Executive Officer (principal executive officer)	February 20, 2014
B. Ben Baldanza
/s/ Edward M. Christie	Chief Financial Officer (principal financial and accounting officer)	February 20, 2014
Edward M. Christie
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 20, 2014
H. McIntyre Gardner
/s/ Carlton D. Donaway	Director	February 20, 2014
Carlton D. Donaway
/s/ David G. Elkins	Director	February 20, 2014
David G. Elkins
/s/ Robert D. Johnson	Director	February 20, 2014
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 20, 2014
Barclay G. Jones
/s/ Stuart I. Oran	Director	February 20, 2014
Stuart I. Oran
/s/ Horacio Scapparone	Director	February 20, 2014
Horacio Scapparone

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

10.1+	General Release, dated January 14, 2014, between Spirit Airlines, Inc. and Ben Baldanza.

10.2+	Amended and Restated Employment Agreement, dated as of January 8, 2014, between Spirit Airlines, Inc. and Ben Baldanza.

10.3+	Offer Letter, dated September 7, 2013, between Spirit Airlines, Inc. and John Bendoraitis.

10.4†
Amended and Restated V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as Exhibit 10.1 to the Company's Form 10-Q/A dated February 20, 2014, is hereby incorporated by reference.

10.5†
Amended and Restated Fleet Hour Agreement, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as Exhibit 10.2 to the Company's Form 10-Q/A dated February 20, 2014, is hereby incorporated by reference.

10.6†
V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013 and Side Letter No. 2 dated as of October 1, 2013, filed as Exhibit 10.3 to the Company's Form 10-Q/A dated February 20, 2014, is hereby incorporated by reference.

10.7†
Fleet Hour Agreement, dated of as October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as Exhibit 10.4 to the Company's Form 10-Q/A dated February 20, 2014, is hereby incorporated by reference.

10.8†
PurePower PW1100G Engine Purchase Support Agreement, dated as of October 1, 2013, by and between the Company and United Technologies Corporation, acting through its Pratt & Whitney Division, filed as Exhibit 10.5 to the Company's Form 10-Q dated October 30, 2013, is hereby incorporated by reference.

10.9†
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

10.10†
Signatory Agreement, dated as of May 21, 2009, between Spirit Airlines, Inc. and U.S. Bank National Association, as amended by First Amendment dated January 18, 2010, filed as Exhibit 10.4 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.11†
Terms and Conditions for Worldwide Acceptance of the American Express Card by Airlines, dated September 4, 1998, between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc., as amended January 1, 2003 and August 28, 2003, filed as Exhibit 10.6 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.12
Tax Receivable Agreement, dated as of June 1, 2011 between Spirit Airlines, Inc., Indigo Pacific Partners LLC, and OCM FIE, LLC, filed as Exhibit 10.12 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

10.13†
Lease, dated as of June 17, 1999, between Sunbeam Development Corporation and Spirit Airlines, Inc., as amended by Lease Modification and Contraction Agreement dated as of May 7, 2009, filed as Exhibit 10.13 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.14††	Lease Modification and Extension Agreement, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc.

10.15††	Lease, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc.

10.16
Airline-Airport Lease and Use Agreement, dated as of August 17, 1999, between Broward County and Spirit Airlines, Inc., as supplemented by Addendum dated August 17, 1999, filed as Exhibit 10.14 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.17†
Airbus A320 Family Purchase Agreement, dated as of May 5, 2004, between AVSA, S.A.R.L. and Spirit Airlines, Inc.; as amended by Amendment No. 1 dated as of December 21, 2004, Amendment No. 2 dated as of April 15, 2005, Amendment No. 3 dated as of June 30, 2005, Amendment No. 4 dated as of October 27, 2006 (as amended by Letter Agreement No. 1, dated as of October 27, 2006, to Amendment No. 4 and Letter Agreement No. 2, dated as of October 27, 2006, to Amendment No. 4), Amendment No. 5 dated as of March 5, 2007, Amendment No. 6 dated as of March 27, 2007, Amendment No. 7 dated as of June 26, 2007 (as amended by Letter Agreement No. 1, dated as of June 26, 2007, to Amendment No. 7), Amendment No. 8 dated as of February 4, 2008, Amendment No. 9 dated as of June 24, 2008 (as amended by Letter Agreement No. 1, dated as of June 24, 2008, to Amendment No. 9) and Amendment No. 10 dated July 17, 2009 (as amended by Letter Agreement No. 1, dated as of July 17, 2009, to Amendment No. 10), and as supplemented by Letter Agreement No. 1 dated as of May 5, 2004, Letter Agreement No. 2 dated as of May 5, 2004, Letter Agreement No. 3 dated as of May 5, 2004, Letter Agreement No. 4 dated as of May 5, 2004, Letter Agreement No. 5 dated as of May 5, 2004, Letter Agreement No. 6 dated as of May 5, 2004, Letter Agreement No. 7 dated as of May 5, 2004, Letter Agreement No. 8 dated as of May 5, 2004, Letter Agreement No. 9 dated as of May 5, 2004, Letter Agreement No. 10 dated as of May 5, 2004 and Letter Agreement No. 11 dated as of May 5, 2004, all filed as Exhibit 10.15 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474); as further amended by Amendment No. 11 dated as of December 29, 2011 (as amended by Letter Agreement No. 1 dated as of December 29, 2011, Letter Agreement No. 2 dated as of December 29, 2011, Letter Agreement No. 3 dated as of December 29, 2011, Letter Agreement No. 4 dated as of December 29, 2011, Letter Agreement No. 5 dated as of December 29, 2011, Letter Agreement No. 6 dated as of December 29, 2011, Letter Agreement No. 7 dated as of December 29, 2011 and Letter Agreement No. 8 dated as of December 29, 2011) all filed as Exhibit 10.1 to the Company's Form 8-K dated January 5, 2012; Amendment No. 12, dated as of June 29, 2012, filed as Exhibit 10.1 to the Company's Form 10-Q dated July 26, 2013; Amendment No. 13, dated as of January 10, 2013, filed as Exhibit 10.2 to the Company's Form 10-Q dated July 26, 2013; and Amendment No. 14, dated as of June 20, 2013, filed as Exhibit 10.3 to the Company's Form 10-Q dated July 26, 2013 is hereby incorporated by reference.

10.18+	Spirit Airlines, Inc. Executive Severance Plan, filed as Exhibit 10.16 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.19+
Amended and Restated Spirit Airlines, Inc. 2005 Stock Incentive Plan and related documents, filed as Exhibit 10.17 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.20+	Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.2 to the Company's Form S-8 Registration Statement (No. 333-174812), is hereby incorporated by reference.

10.21+
Offer Letter, dated September 10, 2007, between Spirit Airlines, Inc. and Thomas Canfield, filed as Exhibit 10.22 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.22
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

10.24†
Addendum and Amendment to the Agreement Governing Acceptance of the American Express Card by Airlines, dated as of June 24, 2011, by and between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc., filed as Exhibit 10.1 to the Company's Form 10-Q dated July 28, 2011, is hereby incorporated by reference.

10.25†
Second Amendment to Signatory Agreement, effective as of September 6, 2011, by and between the Company and U.S. Bank, National Association, filed as Exhibit 10.1 to the Company's Form 10-Q/A dated December 22, 2011, is hereby incorporated by reference.

10.26+
Letter Agreement, effective April 16, 2012, by and between Spirit Airlines, Inc. and Edward M. Christie, III, filed as Exhibit 10.2 to the Company's Form 10-Q dated May 1, 2012, is hereby incorporated by reference.

10.27+	Letter Agreement, dated January 16, 2012, by and between Spirit Airlines, Inc. and Jim Lynde

10.28+	Separation and Transition Agreement with Tony Lefebvre, dated April 29, 2013, filed as Exhibit 10.4 to the Company's Form 10-Q dated July 26, 2013, is hereby incorporated by reference.

14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

†
Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

††
Confidential treatment has been requested for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act which portions are omitted and filed separately with the Securities and Exchange Commission.

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