Form 10-Q
period 2014-03-31
Spirit Airlines, Inc.
filed 2014-04-29
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 21, 2014:

Class	Number of Shares
Common Stock, $0.0001 par value	72,742,717

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended March 31,
	2014	2013
Operating revenues:
Passenger	$253,878	$218,897
Non-ticket	184,109	151,540
Total operating revenues	437,987	370,437

Operating expenses:
Aircraft fuel	148,471	131,666
Salaries, wages and benefits	76,249	61,497
Aircraft rent	46,387	41,072
Landing fees and other rents	24,016	18,056
Distribution	18,569	15,681
Maintenance, materials and repairs	17,614	11,780
Depreciation and amortization	11,121	6,324
Other operating	35,448	34,499
Loss on disposal of assets	150	170
Special charges (credits)	9	23
Total operating expenses	378,034	320,768

Operating income	59,953	49,669

Other (income) expense:
Interest expense	107	9
Capitalized interest	(107)	(9)
Interest income	(68)	(116)
Other expense	37	101
Total other (income) expense	(31)	(15)

Income before income taxes	59,984	49,684
Provision for income taxes	22,278	19,130

Net income	$37,706	$30,554
Basic earnings per share	$0.52	$0.42
Diluted earnings per share	$0.51	$0.42
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$543,989	$530,631
Accounts receivable, net	33,915	23,246
Deferred income taxes	14,387	16,243
Prepaid expenses and other current assets	83,086	78,955
Total current assets	675,377	649,075

Property and equipment:
Flight equipment	10,657	9,847
Ground and other equipment	54,176	50,987
Less accumulated depreciation	(27,306)	(25,221)
	37,527	35,613
Deposits on flight equipment purchase contracts	229,537	157,669
Aircraft maintenance deposits	171,862	161,484
Deferred heavy maintenance, net	127,774	125,288
Other long-term assets	57,178	51,636
Total assets	$1,299,255	$1,180,765

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$24,741	$23,104
Air traffic liability	230,068	167,627
Other current liabilities	161,172	145,262
Total current liabilities	415,981	335,993

Long-term deferred income taxes	47,469	48,916
Deferred credits and other long-term liabilities	26,428	26,739
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	518,506	515,331
Treasury stock	(2,912)	(2,291)
Retained earnings	293,776	256,070
Total shareholders’ equity	809,377	769,117
Total liabilities and shareholders’ equity	$1,299,255	$1,180,765
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2014	2013
Operating activities:
Net income	$37,706	$30,554
Adjustments to reconcile net income to net cash provided by operations:
Changes in fair value of open fuel hedge contracts	—	3,381
Equity-based compensation, net	2,547	1,420
Allowance for doubtful accounts	(13)	26
Amortization of deferred gains and losses	(89)	(195)
Depreciation and amortization	11,121	6,324
Deferred income tax benefit	410	2,532
Loss on disposal of assets	150	170
Capitalized interest	(107)	(9)
Changes in operating assets and liabilities:
Accounts receivable	(10,656)	(1,902)
Prepaid maintenance reserves	(14,661)	(6,803)
Long-term deposits and other assets	(15,691)	(11,741)
Accounts payable	1,457	(7,335)
Air traffic liability	62,328	44,390
Other liabilities	16,137	24,381
Net cash provided by operating activities	90,639	85,193
Investing activities:
Pre-delivery deposits for flight equipment, net of refunds	(73,201)	(15,127)
Purchase of property and equipment	(4,086)	(10,588)
Net cash used in investing activities	(77,287)	(25,715)
Financing activities:
Proceeds from options exercised	39	449
Proceeds from sale and leaseback transactions	—	6,900
Excess tax benefits from equity-based compensation	588	162
Repurchase of common stock	(621)	(321)
Net cash provided by financing activities	6	7,190
Net increase in cash and cash equivalents	13,358	66,668
Cash and cash equivalents at beginning of period	530,631	416,816
Cash and cash equivalents at end of period	$543,989	$483,484
Supplemental disclosures
Cash payments for:
Interest	$—	$9
Taxes	$3,218	$932
The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the Company). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission.
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

2.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2014	2013
	(in thousands, except per share amounts)
Numerator
Net income	$37,706	$30,554
Denominator
Weighted-average shares outstanding, basic	72,684	72,486
Effect of dilutive stock awards	570	318
Adjusted weighted-average shares outstanding, diluted	73,254	72,804
Net Income per Share
Basic earnings per common share	$0.52	$0.42
Diluted earnings per common share	$0.51	$0.42

Anti-dilutive weighted-average shares	56	—

3.	Accrued Liabilities
Other current liabilities as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31, 2014	December 31, 2013
	(in thousands)
Federal excise and other passenger taxes and fees payable	$37,101	$26,979
Aircraft maintenance	27,324	36,165
Salaries and wages	24,962	26,174
Federal and state income tax payable	18,859	794
Airport expenses	16,515	17,109
Fuel	10,887	13,819
Aircraft and facility rent	8,449	7,993
Other	17,075	16,229
Other current liabilities	$161,172	$145,262

4.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings, and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of March 31, 2014, the Company held none of these instruments and, therefore, was not required to post collateral.

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

For the three months ended March 31, 2014, the Company did not enter into any fuel derivative contracts. The Company did not elect hedge accounting on any derivative instruments entered into during the three months ended March 31, 2013 and, as a result, changes in the fair value of these fuel hedge contracts are recorded in aircraft fuel expense.
The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Into-plane fuel cost	$148,471	$128,713
Settlement losses (gains)	—	(428)
Unrealized mark-to-market losses (gains)	—	3,381
Aircraft fuel	$148,471	$131,666
All realized gains and losses are reflected in the accompanying statements of cash flows in cash flow from operating activities.

Notes to Condensed Financial Statements—(Continued)

Historically, during peak hurricane season (August through October), the Company has entered into jet fuel swap agreements to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of March 31, 2014 and December 31, 2013, the Company had no outstanding fuel derivative contracts.

5.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2014, the Company's aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
remainder of 2014	9					9
2015	8		6		1	15
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	30	40	30	10	5	115

The Company also has six spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2014 through 2024. Purchase commitments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $412 million for the remainder of 2014, $662 million in 2015, $601 million in 2016, $757 million in 2017, $616 million in 2018, and $2,211 million in 2019 and beyond. The Company has secured financing commitments with third parties for five aircraft deliveries from Airbus, scheduled for delivery in 2014. The Company does not have financing commitments in place for the remaining 105 Airbus aircraft currently on firm order scheduled for delivery between the fourth quarter of 2014 through 2021. However, the Company is in discussions to finance the remaining 4 aircraft delivering in 2014 and 11 aircraft delivering in 2015 under secured debt arrangements.
During the first quarter of 2014, the Company took delivery of two aircraft which were financed via sale and leaseback transactions with third-party aircraft lessors. The two sale and leaseback transactions resulted in net deferred losses of $0.2 million. Deferred losses are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $11.3 million in pre-delivery deposits from Airbus during the three months ended March 31, 2014. The refunded pre-delivery deposits have been disclosed in the accompanying statements of cash flows as pre-delivery deposits for flight equipment, net of refunds, within investing activities. All leases from these sale and leaseback transactions were accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as additional rent expense when it is probable that such amounts will be incurred. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party. During the fourth quarter of 2013, the Company entered into an agreement for the lease of two quick engine change kits, classified as capital leases. Payments under the lease agreement are fixed for the three year term of the lease.

Notes to Condensed Financial Statements—(Continued)

Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at March 31, 2014 were as follows:

		Operating Leases
	Capital Leases	Aircraft and Spare Engine Leases	Property Facility Leases	Operating Lease Obligations
	(in thousands)
remainder of 2014	$1,400	$144,327	$15,345	$159,672
2015	1,200	192,998	17,547	210,545
2016	1,000	191,173	11,608	202,781
2017	—	171,977	8,840	180,817
2018	—	148,044	6,489	154,533
2019 and thereafter	—	560,931	24,410	585,341
Total minimum lease payments	$3,600	$1,409,450	$84,239	$1,493,689
Less amount representing interest	$366
Present value of minimum lease payments	$3,234
Less current portion	$1,448
Long term portion	$1,786
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and lease return condition obligations which the Company begins to accrue when they are probable and can be estimated. The Company expects supplemental rent to increase as individual aircraft lease agreements approach their respective termination dates, and the Company begins to accrue for the estimated cost of return conditions for the corresponding aircraft.
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Maintenance reserve payments are either fixed contractual amounts or utilization based. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $5.5 million for the remainder of 2014, $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, and $18.4 million in 2019 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.
On October 15, 2013, the Company had an aircraft experience an engine failure shortly after takeoff. The aircraft immediately returned to the airport, and the passengers and crew safely disembarked from the aircraft. The airframe and engine incurred damage as a result of the failure. In 2013, the Company expensed the insurance deductible related to this incident of approximately $0.8 million. The Company anticipates it will recover insurance proceeds to cover the expenses related to this incident.

Notes to Condensed Financial Statements—(Continued)

Other
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and advertising media as of March 31, 2014: $3.2 million for the remainder of 2014, $3.9 million in 2015, $3.9 million in 2016, $3.9 million in 2017, $2.6 million in 2018, and none in 2019 and thereafter.
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
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges, and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. If the Company fails to satisfy certain liquidity and other financial covenants, the processing agreements provide the processors the right to require the Company to maintain cash collateral up to approximately 100% of the Company's air traffic liability, which would result in a commensurate reduction of unrestricted cash. As of March 31, 2014 and December 31, 2013, the Company continued to be in compliance with its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of March 31, 2014 and December 31, 2013, was $265.6 million and $188.6 million, respectively.
Employees
Approximately 60% of the Company’s employees are covered under collective bargaining agreements. The table below sets forth our employee groups and status of the collective bargaining agreements as of March 31, 2014.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	24%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	35%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
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
The Company is self-insured for health care claims, up to a stop loss amount, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $2.1 million and $2.1 million for health care claims as of March 31, 2014 and December 31, 2013, respectively.

6.	Fair Value Measurements
Under ASC 820, Fair Value Measurements and Disclosures, disclosures are required about how fair value is determined for assets and liabilities, and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs, as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities.

Notes to Condensed Financial Statements—(Continued)

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
Cash and cash equivalents at March 31, 2014 and December 31, 2013 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2014 and the year ended December 31, 2013.
For the three months ended March 31, 2014, the Company did not enter into any fuel derivative contracts. The Company did not elect hedge accounting on any of the derivative instruments entered into during the three months ended March 31, 2013 and, as a result, changes in the fair values of these fuel hedge contracts are recorded in aircraft fuel expense. Fair value of the instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. Within the Condensed Balance Sheets, the Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement.
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
The fair value of the Company's jet fuel swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of the Company's jet fuel options are unobservable (principally implied volatility), the Company has categorized these instruments as Level 3. As of March 31, 2014 and December 31, 2013, the Company had no outstanding Level 2 or Level 3 instruments.

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

There was no activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3).

7.	Tax Receivable Agreement
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

Notes to Condensed Financial Statements—(Continued)

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
During 2013, the Company filed an amended 2009 income tax return which resulted in a reduction to the estimated TRA liability. On September 13, 2013, the Company filed its 2012 federal income tax return, and on October 14, 2013 the Company submitted Tax Benefit Schedule to the Stockholder Representatives. On November 27, 2013, pursuant to the TRA, the Company received an objection notice to the Tax Benefit Schedule from the Stockholder Representatives. On April 7, 2014, the Company received a demand for arbitration. On April 28, 2014, the Company filed a motion to have the demand for arbitration dismissed. As of March 31, 2014, the Company estimated the TRA liability to be $5.6 million. The Company and the Stockholder Representatives are in discussions attempting to resolve the objection related to the Tax Benefit Schedule as well as any issues associated with their subsequent demand.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines is an ultra low-cost, low-fare airline headquartered in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus fleet currently operates more than 270 daily flights to 55 destinations in the United States, Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE".

Our ultra low-cost carrier business model allows us to compete principally through offering low base fares and charging separately for select optional services, thereby allowing customers the freedom to save by choosing only the extras they value. We have unbundled components of our air travel service that have traditionally been included in base fares, such as baggage and advance seat selection, and offer them as optional, ancillary services (which we record in our financial statements as non-ticket revenue) as part of a strategy to enable our passengers to identify, select, and pay only for the services they want to use.

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

We compete based on total price. We believe other airlines have used an all-inclusive price concept to effectively raise total prices to consumers, rather than lowering fares by unbundling each product or service. For example, carriers that tout “free bags” have included the cost of checking bags in the total ticket price, which does not allow passengers to see how much they would save if they did not check luggage. We believe that we and our customers benefit when we allow our customers to know the total price of their travel by breaking out the cost of optional products or services. Before they pay, our customers are able to see the total cost of flying with us and then compare it with the total cost of flying with another airline.

We allow our customers to see all available options and their prices prior to purchasing a ticket, and this full transparency illustrates that our total prices are lower, on average, than our competitors, even when options are included.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month period ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Percent Change
	2014	2013
Operating Statistics (unaudited) (A):
Average aircraft	55.0	46.6	18.0%
Aircraft at end of period	56	49	14.3%
Airports served in the period	53	52	1.9%
Average daily aircraft utilization (hours)	12.8	12.6	1.6%
Average stage length (miles)	1,000	941	6.3%
Block hours	63,139	52,850	19.5%
Passenger flight segments (PFSs) (thousands)	3,264	2,768	17.9%
Revenue passenger miles (RPMs) (thousands)	3,289,287	2,661,491	23.6%
Available seat miles (ASMs) (thousands)	3,784,727	3,127,214	21.0%
Load factor (%)	86.9%	85.1%	1.8 pts
Average ticket revenue per passenger flight segment ($)	77.79	79.09	(1.6)%
Average non-ticket revenue per passenger flight segment ($)	56.41	54.75	3.0%
Total revenue per passenger flight segment ($)	134.20	133.84	0.3%
Average yield (cents)	13.32	13.92	(4.3)%
RASM (cents)	11.57	11.85	(2.4)%
CASM (cents)	9.99	10.26	(2.6)%
Adjusted CASM (cents)	9.98	10.14	(1.6)%
Adjusted CASM ex fuel (cents)	6.06	6.04	0.3%
Fuel gallons consumed (thousands)	46,677	38,628	20.8%
Average economic fuel cost per gallon ($)	3.18	3.32	(4.2)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the first quarter of 2014, we achieved a 13.7% operating margin, an increase of 0.3 points compared to the prior year period. We generated pre-tax income of $60.0 million and net income of $37.7 million on operating revenues of $438.0 million. For the first quarter of 2013, we generated pre-tax income of $49.7 million and net income of $30.6 million on operating revenues of $370.4 million.
Our adjusted CASM ex-fuel for the first quarter of 2014 was 6.06 cents, a 0.3% increase year over year. The increase on a per-unit basis is primarily due to an increase in the volume of maintenance events resulting in both higher maintenance, material and repairs expense and higher depreciation and amortization expense related to amortization of heavy maintenance events on our aircraft. These increases were partially offset by lower passenger re-accommodation expense and aircraft rent expense on a per-unit basis.
As of March 31, 2014, we had 56 Airbus A320-family aircraft in our fleet comprised of 29 A319s, 25 A320s, and 2 A321s. With the scheduled delivery of 9 A320s during the remainder of 2014, we expect to end 2014 with 65 aircraft in our fleet.

Comparison of three months ended March 31, 2014 to three months ended March 31, 2013
Operating Revenues
Operating revenues increased $67.6 million, or 18.2%, to $438.0 million for the first quarter of 2014, as compared to the first quarter of 2013 due primarily to an increase in traffic of 23.6%. Operating revenues in the first quarter of 2014 were negatively impacted by the calendar shift of Easter occurring in April of this year as compared to March last year. In addition, a higher number of weather-related flight cancellations in the first quarter of 2014 as compared to the first quarter of 2013 also had a negative impact on revenue.
Total revenue per available seat mile (RASM) for the first quarter of 2014 was 11.57 cents, a decrease of 2.4%, compared to the first quarter of 2013. In addition to the Easter shift and weather-related flight cancellations, a 6.3% increase in stage length resulted in a 3.0 percentage point decrease in RASM year over year. Our total revenue per passenger segment slightly increased, 0.3% year over year, to $134.20 as a result of a 3.0% increase in our non-ticket revenue per passenger segment, offset by a 1.6% decrease in our average ticket revenue per passenger segment. Average ticket revenue per passenger flight was negatively impacted in the first quarter of 2014 due to Easter occurring in April of this year as compared to March last year. The increase in non-ticket revenue is attributed to changes in our bag fee schedule which better optimized revenue by channel. Additionally, in July 2013, we made adjustments to our passenger usage fee (PUF) helping to drive the increase in PUF fees year over year.

Operating Expenses
Operating expenses increased $57.3 million, or 17.9%, to $378.0 million for the first quarter of 2014 compared to $320.8 million for the first quarter of 2013, primarily due to our 21.0% capacity growth as well as to an increase in the number of maintenance events resulting in both higher maintenance, material and repairs expense and higher depreciation and amortization expense related to amortization of heavy maintenance events on our aircraft. These increases were partially offset by lower passenger re-accommodation expense and aircraft rent expense on a per-unit basis.
Aircraft fuel expense includes both into-plane expense (defined below) plus the effect of mark-to-market adjustments to our portfolio of derivative instruments, which is a component of aircraft fuel expense. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any derivative instruments during 2014 or 2013 and, as a result, changes in the fair value of these fuel hedge contracts are recorded each period in aircraft fuel expense.

Aircraft fuel expense, our largest operating cost as a percentage of operating expenses, increased in the first quarter of 2013 by $16.8 million, or 12.8%, due to a 19.5% increase in block hours, offset by a decrease of $3.0 million in realized and unrealized net losses from fuel derivatives and a 4.5% decrease in into-plane cost per gallon compared to the first quarter of 2013.
The elements of the changes are illustrated in the following table:

	Three Months Ended March 31,		Percent Change
	2014	2013
	(in thousands, except per gallon amounts)
Into-plane fuel expense	$148,471	$128,713	15.4%
Cash paid (received) from settled derivatives, net	—	(428)	(100.0)%
Economic fuel expense	148,471	128,285	15.7%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	—	3,381	(100.0)%
Aircraft fuel expense (per Statement of Operations)	$148,471	$131,666	12.8%
Fuel gallons consumed	46,677	38,628	20.8%
Economic fuel cost per gallon	$3.18	$3.32	(4.2)%
Into-plane fuel cost per gallon	$3.18	$3.33	(4.5)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 4.5% is primarily a result of lower Gulf Coast Jet fuel prices during the first quarter of 2014 as compared to first quarter of 2013.
We track economic fuel expense, which we define as into-plane fuel expense plus or minus the cash we paid or received from hedge counterparties for positions that we settle during the relevant period, including hedges that we terminate early during the period. The key difference between aircraft fuel expense and economic fuel expense is unrealized mark-to-market changes. When we refer to economic fuel expense, we include realized gains or losses only when they are settled through a cash payment to or from our derivative contract counterparties. We believe this is the best measure of the effect fuel prices are currently having on our business because it most closely approximates the net cash outflow associated with purchasing fuel for our operations. Accordingly, many industry analysts evaluate airline results using this measure, and it is used in our internal management reporting. During the first quarter of 2014, we had no outstanding fuel derivative contracts and therefore, had no settlement for hedges, compared to a net gain of $0.4 million in the prior year period. These amounts represent the net cash received or paid for the settlement of hedges.
As of March 31, 2014, we had no outstanding fuel derivative contracts.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended March 31, 2014 and 2013, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Per-ASM Change	Percent Change
	2014	2013
	(in cents, except for percentages)
Aircraft fuel	3.92	4.21	(0.29)	(6.9)%
Salaries, wages, and benefits	2.02	1.97	0.05	2.5%
Aircraft rent	1.23	1.31	(0.08)	(6.1)%
Landing fees and other rents	0.63	0.58	0.05	8.6%
Distribution	0.49	0.50	(0.01)	(2.0)%
Maintenance, materials and repairs	0.47	0.38	0.09	23.7%
Depreciation and amortization	0.29	0.20	0.09	45.0%
Other operating	0.94	1.10	(0.16)	(14.5)%
Loss on disposal of assets	—	0.01	(0.01)	NA
Special charges (credits)	—	—	—	NA
CASM	9.99	10.26	(0.27)	(2.6)%
Adjusted CASM (1)	9.98	10.14	(0.16)	(1.6)%
Adjusted CASM ex fuel (2)	6.06	6.04	0.02	0.3%

(1)
For the three months ended March 31, 2014, adjusted CASM excludes loss on disposal of assets of less than 0.01 cent and special charges of less than 0.01 cent. We had no mark-to-market activity for the three months ended March 31, 2014. For the three months ended March 31, 2013, adjusted CASM excludes mark-to-market losses of 0.11 cents, loss on disposal of assets of 0.01 cent, and special charges of less than 0.01 cents.

(2)	Excludes all components of fuel expense, including realized and unrealized mark-to-market gains and losses, loss on disposal of assets, and special charges and credits.
Our adjusted CASM ex-fuel for the first quarter of 2014 was up 0.3% as compared to the same period in 2013. The increase on a per-unit basis is primarily due to an increase in the number of maintenance events resulting in both higher maintenance, material and repairs expense and higher depreciation and amortization expense related to amortization of heavy maintenance events on our aircraft. These increases were partially offset by lower passenger re-accommodation expense, as a result of improved operational performance, and aircraft rent expense on a per-unit basis driven by lease extensions with reduced rates that we negotiated with the lessor in the second quarter of 2013.
Labor costs for the first quarter of 2014 increased $14.8 million, or 24.0%, compared to the first quarter of 2013, primarily driven by a 29.3% increase in our pilot and flight attendant workforce resulting from the introduction of seven new aircraft since the first quarter of 2013. On a per-ASM basis, labor costs outpaced our capacity growth primarily due to an increase in our pilot workforce in order to comply with the new pilot rest periods and work hours required by FAR 117, which became effective January 4, 2014.
Aircraft rent expense for the first quarter of 2014 increased by $5.3 million, or 12.9%, compared to the first quarter of 2013. All our aircraft are financed through operating leases. This increase in aircraft rent expense was primarily driven by the delivery of seven new aircraft subsequent to the end of the first quarter of 2013. On a per-ASM basis, aircraft rent expense decreased due to reduced rent expense related to 14 A319 aircraft for which lease extensions with reduced rates were negotiated with the lessor in the second quarter of 2013.
Landing fees and other rents for the first quarter of 2014 increased $6.0 million, or 33.0%, as compared to the first quarter of 2013 primarily due to a 13.5% increase in departures. On a per-ASM basis, the increase in landing fees and other rents of 8.6%, as compared to the prior year period, is due to increased rates at certain airports as well as increased volume at higher-cost airports.
Distribution costs increased by $2.9 million, or 18.4%, in the first quarter of 2014 as compared to the first quarter of 2013. The increase is primarily due to increased sales volume which drove increases in credit card fees as well as cost associated with third-party travel agents. On a per-unit basis, distribution costs remained relatively flat due to the stability in credit card fee rates period over period.
Maintenance costs for the first quarter of 2014 increased by $5.8 million, or 49.5%, compared to the prior year period. The increase in maintenance costs on a dollar basis and per unit basis is due to an increase in both the number and cost of scheduled maintenance events during the first quarter of 2014 as compared to the prior year. As our fleet ages, our aircraft require more comprehensive work during routine scheduled maintenance. We expect maintenance expense to increase significantly as our fleet continues to grow and age, resulting in the need for additional repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $8.9 million and $4.5 million for the first quarters of 2014 and 2013, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $26.6 million and $16.2 million for the first quarters of 2014 and 2013, respectively.
Depreciation and amortization increased by $4.8 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the first quarter of 2014 compared to the prior year period.
Other operating expense for the first quarter of 2014 increased by $0.9 million, or 2.8%, compared to the first quarter of 2013, primarily due to an increase in overall operations. For example, we operated 13.5% more flights with 17.9% more passenger flight segments, which drove increases in variable operating expenses such as ground handling and security expense.   On a per-ASM basis, our other operating expenses decreased 14.5% as compared to the same period in 2013. This decrease is primarily due to improved operations which resulted in lower passenger re-accommodation expense year over year.

Other income (expenses)

Interest expense and corresponding capitalized interest is primarily due to interest from the tax receivable agreement (TRA).

Income Taxes
Our effective tax rate for the first quarter of 2014 was 37.1% compared to 38.5% for the first quarter of 2013. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to that pre-tax income.

Liquidity and Capital Resources

Our primary source of liquidity is cash on hand and cash provided by operations. Our main uses of liquidity are for working capital needs, capital expenditures, PDPs and maintenance reserves. Our total cash at March 31, 2014 was $544.0 million, an increase of $13.4 million, from December 31, 2013.
Currently our single largest capital need is to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. In the three months ended March 31, 2014, $11.3 million of PDPs have been returned related to delivered aircraft and engines in the period, and we have paid $84.5 million for future deliveries of aircraft and spare engines. As of March 31, 2014, we have $229.5 million of PDPs on our balance sheet.
In addition to funding the acquisition of our fleet, we are required to make maintenance reserve payments for a majority of our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the three months ended March 31, 2014, we recorded an increase of $14.7 million in maintenance reserves, net of reimbursements, and as of March 31, 2014, we have $234.9 million ($63.0 million in other current assets and $171.9 million in prepaid aircraft maintenance to lessors) on our balance sheet, representing the amount paid in reserves since inception, net of reimbursements.
As of March 31, 2014, we have secured third-party financing commitments for our next five aircraft deliveries from Airbus, scheduled for delivery in 2014. We do not have financing commitments in place for the remaining 105 Airbus aircraft currently on firm order scheduled for delivery between the fourth quarter of 2014 through 2021. We are in discussions to finance the remaining 4 aircraft delivering in 2014 and 11 aircraft delivering in 2015 under secured debt arrangements. Future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
Net Cash Flows Provided By Operating Activities. Operating activities in the three months ended March 31, 2014 provided $90.6 million in cash compared to $85.2 million provided in the three months ended March 31, 2013. The increase is primarily due to increase in operations for the three months ended March 31, 2014 as compared to the prior year period. In addition, air traffic liability has increased $62.3 million for the three months ended March 31, 2014 accounting for a portion of the additional cash on hand.
Net Cash Flows Used In Investing Activities. In the three months ended March 31, 2014, investing activities used $77.3 million, compared to $25.7 million used in the prior year period. The increase is mainly due to an increase in paid PDPs, net of refunds, during the three months ended March 31, 2014, as compared to the prior year period, driven by the timing of aircraft deliveries. Capital expenditures decreased period over period mainly due to the purchase of a spare engine in the first quarter of 2013.
Net Cash Flows Provided By Financing Activities. During the three months ended March 31, 2014, financing activities provided $6.0 thousand. In the prior year, financing activities provided $7.2 million mainly resulting from a sale and leaseback transaction of a spare engine.

Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of March 31, 2014 and the periods in which payments are due (in millions):

	Remainder of 2014	2015 - 2016	2017 - 2018	2019 and beyond	Total
Operating lease obligations	$160	$413	$335	$585	$1,493
Flight equipment purchase obligations	412	1,263	1,373	2,211	5,259
Other	3	8	6	—	17
Total future payments on contractual obligations	$575	$1,684	$1,714	$2,796	$6,769

Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are approximately $5.5 million in remainder of 2014, $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, and $18.4 million in 2019 and beyond.
Additionally, we are contractually obligated to make payments to the Pre-IPO Stockholders under the Tax Receivable Agreement. As of March 31, 2014, we estimated the TRA liability to be $5.6 million. For additional information, please see “Notes to Financial Statements—7. Tax Receivable Agreement".

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 56 of our aircraft are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 and 2025. Aircraft rent payments were $48.8 million and $40.2 million for the three months ended March 31, 2014 and 2013, respectively. Our aircraft lease payments for 51 of our aircraft are fixed-rate obligations. Five of our aircraft leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2014, our aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
remainder of 2014	9					9
2015	8		6		1	15
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	30	40	30	10	5	115
We also have six spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2014 through 2024. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be approximately $412 million for the remainder of 2014, $662 million in 2015, $601 million in 2016, $757 million in 2017, $616 million in 2018 and $2,211 million in 2019 and beyond.
As of March 31, 2014, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $4.4 million.
As of March 31, 2014, we had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount of $34.5 million. As of March 31, 2014, we had drawn $10.8 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery.
As of March 31, 2014, we had $6.0 million in uncollateralized surety bonds and a $25.1 million in unsecured standby letter of credit facilities of which $11.6 million had been drawn upon for issued letters of credit.

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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2014 and 2013 represented 39.3% and 41.0% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we may enter into jet fuel swaps to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $56.9 million. To attempt to manage fuel price risk, from time to time we use jet fuel options or jet fuel swaps to mitigate a portion of the crack spread between crude and jet fuel. As of March 31, 2014 and December 31, 2013, we had no outstanding fuel derivative contracts.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the factors disclosed in Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Investors are urged to review these risk factors carefully.

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

SPIRIT AIRLINES, INC.

Date: April 29, 2014	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer