Form 10-Q
period 2014-06-30
Spirit Airlines, Inc.
filed 2014-07-29
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 21, 2014:

Class	Number of Shares
Common Stock, $0.0001 par value	72,746,694

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues:
Passenger	$302,487	$241,119	$556,365	$460,016
Non-ticket	196,850	166,220	380,959	317,760
Total operating revenues	499,337	407,339	937,324	777,776

Operating expenses:
Aircraft fuel	154,852	135,251	303,323	266,917
Salaries, wages and benefits	77,440	64,456	153,689	125,953
Aircraft rent	48,222	41,915	94,609	82,987
Landing fees and other rents	25,831	21,346	49,847	39,402
Distribution	20,159	17,277	38,728	32,958
Maintenance, materials and repairs	19,205	15,202	36,819	26,982
Depreciation and amortization	11,344	7,604	22,465	13,928
Other operating	36,408	37,416	71,856	71,915
Loss on disposal of assets	715	91	865	261
Special charges (credits)	17	23	26	46
Total operating expenses	394,193	340,581	772,227	661,349

Operating income	105,144	66,758	165,097	116,427

Other (income) expense:
Interest expense	103	95	210	104
Capitalized interest	(103)	(95)	(210)	(104)
Interest income	(83)	(105)	(151)	(221)
Other expense	1,439	36	1,476	137
Total other (income) expense	1,356	(69)	1,325	(84)

Income before income taxes	103,788	66,827	163,772	116,511
Provision for income taxes	38,939	24,759	61,217	43,889

Net income	$64,849	$42,068	$102,555	$72,622
Basic earnings per share	$0.89	$0.58	$1.41	$1.00
Diluted earnings per share	$0.88	$0.58	$1.40	$1.00
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$567,239	$530,631
Accounts receivable, net	37,467	23,246
Deferred income taxes	15,166	16,243
Prepaid expenses and other current assets	68,589	78,955
Total current assets	688,461	649,075

Property and equipment:
Flight equipment	12,397	9,847
Ground and other equipment	55,112	50,987
Less accumulated depreciation	(29,516)	(25,221)
	37,993	35,613
Deposits on flight equipment purchase contracts	248,770	157,669
Aircraft maintenance deposits	185,699	161,484
Deferred heavy maintenance, net	129,021	125,288
Other long-term assets	59,906	51,636
Total assets	$1,349,850	$1,180,765

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,842	$23,104
Air traffic liability	232,072	167,627
Other current liabilities	146,624	145,262
Total current liabilities	400,538	335,993

Long-term deferred income taxes	47,443	48,916
Deferred credits and other long-term liabilities	26,258	26,739
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	520,492	515,331
Treasury stock	(3,513)	(2,291)
Retained earnings	358,625	256,070
Total shareholders’ equity	875,611	769,117
Total liabilities and shareholders’ equity	$1,349,850	$1,180,765
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2014	2013
Operating activities:
Net income	$102,555	$72,622
Adjustments to reconcile net income to net cash provided by operations:
Unrealized (gains) losses on open fuel hedge contracts	—	9,144
Equity-based compensation, net	3,872	2,788
Allowance for doubtful accounts	(33)	156
Amortization of deferred gains and losses	(178)	(324)
Depreciation and amortization	22,465	13,928
Deferred income tax	(395)	5,962
Loss on disposal of assets	865	261
Capitalized interest	(210)	(104)
Changes in operating assets and liabilities:
Accounts receivable	(14,188)	(10,223)
Prepaid maintenance reserves	(14,286)	(16,641)
Long-term deposits and other assets	(27,020)	(36,304)
Accounts payable	(1,462)	(991)
Air traffic liability	64,331	74,374
Other liabilities	7,819	19,612
Net cash provided by operating activities	144,135	134,260
Investing activities:
Pre-delivery deposits for flight equipment, net of refunds	(94,009)	(19,748)
Purchase of property and equipment	(7,430)	(13,816)
Net cash used in investing activities	(101,439)	(33,564)
Financing activities:
Proceeds from options exercised	63	555
Payments on capital lease obligations	(511)	—
Proceeds from sale and leaseback transactions	—	6,900
Payments to pre-IPO shareholders pursuant to tax receivable agreement	(5,643)	—
Excess tax benefits from equity-based compensation	1,225	875
Repurchase of common stock	(1,222)	(937)
Net cash (used in) provided by financing activities	(6,088)	7,393
Net increase in cash and cash equivalents	36,608	108,089
Cash and cash equivalents at beginning of period	530,631	416,816
Cash and cash equivalents at end of period	$567,239	$524,905
Supplemental disclosures
Cash payments for:
Interest	$326	$17
Taxes	$52,093	$44,806
The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
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
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), "Revenue from Contracts with Customers." The objective of ASU 2014-19 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the method of adoption.

Notes to Condensed Financial Statements—(Continued)

3.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator
Net income	$64,849	$42,068	$102,555	$72,622
Denominator
Weighted-average shares outstanding, basic	72,740	72,593	72,712	72,540
Effect of dilutive stock awards	554	399	562	358
Adjusted weighted-average shares outstanding, diluted	73,294	72,992	73,274	72,898
Net Income per Share
Basic earnings per common share	$0.89	$0.58	$1.41	$1.00
Diluted earnings per common share	$0.88	$0.58	$1.40	$1.00

Anti-dilutive weighted-average shares	57	2	56	1

4.	Accrued Liabilities
Other current liabilities as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30, 2014	December 31, 2013
	(in thousands)
Federal excise and other passenger taxes and fees payable	$36,006	$26,979
Salaries and wages	28,640	26,174
Aircraft maintenance	23,322	36,165
Airport expenses	17,322	17,109
Fuel	11,037	13,819
Federal and state income tax payable	9,091	794
Aircraft and facility rent	8,605	7,993
Other	12,601	16,229
Other current liabilities	$146,624	$145,262

5.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings, and the historical performance of the counterparties relating to derivative transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of June 30, 2014, the Company was not required to post collateral for these instruments.

The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. The Company's derivative contracts generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options are used at times to protect

Notes to Condensed Financial Statements—(Continued)

the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Fair value of the instruments is determined using standard option valuation models.

The Company did not elect hedge accounting on any derivative instruments entered into during the three and six months ended June 30, 2014 and 2013 and, as a result, changes in the fair value of these fuel derivative contracts are recorded in aircraft fuel expense. Premiums paid or received for fuel options are recognized in earnings within aircraft fuel expense as the fair value of the time value portion of each option changes.
The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Into-plane fuel cost	$154,385	$129,375	$302,856	$258,088
Settlement losses (gains)	—	113	—	(315)
Unrealized mark-to-market losses (gains)	—	5,763	—	9,144
Premium expense recognized related to fuel option contracts	467	—	467	—
Aircraft fuel	$154,852	$135,251	$303,323	$266,917
Premiums and settlements received or paid on fuel derivative contracts are reflected in the accompanying statements of cash flows in net cash provided by operating activities.
Historically, during peak hurricane season (August through October), the Company has entered into jet fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of June 30, 2014, the Company had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 52.5 million gallons, or approximately 50.1%, of its remaining 2014 anticipated jet fuel consumption at a weighted-average ceiling price of $3.25 per gallon. As of December 31, 2013, the Company had no outstanding fuel derivatives in place.

6.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2014, the Company's aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
remainder of 2014	8					8
2015	8		6		1	15
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	29	40	30	10	5	114

The Company also has six spare engine orders for V2500 SelectOne engines with International Aero Engines (IAE) and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2014 through 2024. Purchase commitments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $350 million for the remainder of 2014, $658 million in 2015, $601 million in 2016, $757 million in 2017, $615 million in 2018, and $2,207 million in 2019 and

Notes to Condensed Financial Statements—(Continued)

beyond. The Company has secured financing commitments with third parties for four aircraft deliveries from Airbus, scheduled for delivery in 2014. The Company does not have financing commitments in place for the remaining 105 Airbus aircraft currently on firm order scheduled for delivery between the fourth quarter of 2014 through 2021. However, the Company has signed letters of intent to finance the remaining 4 aircraft being delivered in 2014 and the first 11 aircraft being delivered in 2015 under secured debt arrangements.
During the first six months of 2014, the Company took delivery of three aircraft which were financed via sale and leaseback transactions with third-party aircraft lessors. The three sale and leaseback transactions resulted in net deferred losses of $1.0 million. Deferred losses are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $16.0 million in pre-delivery deposits from Airbus during the six months ended June 30, 2014. The refunded pre-delivery deposits have been disclosed in the accompanying statements of cash flows as pre-delivery deposits for flight equipment, net of refunds, within investing activities. All leases from these sale and leaseback transactions were accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as additional rent expense when it is probable that such amounts will be incurred. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party. During the fourth quarter of 2013, the Company entered into an agreement for the lease of two quick engine change kits, classified as capital leases. Payments under the lease agreement are fixed for the three year term of the lease.

Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at June 30, 2014 were as follows:

		Operating Leases
	Capital Leases	Aircraft and Spare Engine Leases	Property Facility Leases	Operating Lease Obligations
	(in thousands)
remainder of 2014	$923	$98,287	$10,272	$108,559
2015	1,244	197,137	17,256	214,393
2016	1,044	195,312	11,359	206,671
2017	44	178,811	8,832	187,643
2018	44	155,123	6,445	161,568
2019 and thereafter	12	603,289	24,406	627,695
Total minimum lease payments	$3,311	$1,427,959	$78,570	$1,506,529
Less amount representing interest	$324
Present value of minimum lease payments	$2,987
Less current portion	$1,324
Long term portion	$1,663
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed, and lease return condition obligations which the Company begins to accrue when they are probable and can be estimated. The Company expects supplemental rent to increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft.

Notes to Condensed Financial Statements—(Continued)

Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Maintenance reserve payments are either contractually fixed or utilization based amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $3.7 million for the remainder of 2014, $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, and $18.4 million in 2019 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.
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
Other
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and advertising media as of June 30, 2014: $1.9 million for the remainder of 2014, $3.9 million in 2015, $3.9 million in 2016, $3.9 million in 2017, $2.6 million in 2018, and none in 2019 and thereafter.
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
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges, and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. If the Company fails to satisfy certain liquidity and other financial covenants, the processing agreements provide the processors the right to require the Company to maintain cash collateral up to approximately 100% of the Company's air traffic liability, which would result in a commensurate reduction of unrestricted cash. As of June 30, 2014 and December 31, 2013, the Company continued to be in compliance with its credit card processing agreements and liquidity and other financial covenant requirements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of June 30, 2014 and December 31, 2013, was $265.5 million and $188.6 million, respectively.
Employees
Approximately 59% of the Company’s employees are covered under collective bargaining agreements. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of June 30, 2014.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	24%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	34%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
In December 2013, with the help of the National Mediation Board (NMB), the Company reached a tentative agreement for a five-year contract with the Company's flight attendants. The tentative agreement was subject to ratification by the flight

Notes to Condensed Financial Statements—(Continued)

attendant membership. On February 7, 2014, the Company was notified that the flight attendants voted not to ratify the tentative agreement. The Company will continue to work together with the AFA and the NMB with a goal of reaching a mutually beneficial agreement. On July 8, 2014, ramp service agents directly employed by the Company voted to be represented by the International Association of Machinists and Aerospace Workers (IAM). These ramp service agents currently serve 4 of the 55 airports where the Company operates. The Company is in discussions to begin the process of negotiations with the IAM.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees, and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $2.2 million and $2.1 million in health care claims as of June 30, 2014 and December 31, 2013, respectively.

7.	Fair Value Measurements
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
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$567.2	$567.2	$—	$—
Jet fuel options	0.4	—	—	0.4
Total assets	$567.6	$567.2	$—	$0.4

Total liabilities	$—	$—	$—	$—

Notes to Condensed Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$530.6	$530.6	$—	$—
Total assets	$530.6	$530.6	$—	$—

Total liabilities	$—	$—	$—	$—

Cash and cash equivalents at June 30, 2014 and December 31, 2013 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2014 and the year ended December 31, 2013.
The Company did not elect hedge accounting on any of the derivative instruments, and as a result, changes in the fair values of these fuel derivative contracts are recorded each period in fuel expense. Fair value of the instruments is determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. Within the Condensed Balance Sheets, the Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. All derivative instruments are presented on a gross basis in the table above.
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
The Company's Valuation Group is made up of individuals from the Company's Risk Management, Treasury and Corporate Accounting departments. The Valuation Group is responsible for the Company's valuation policies, procedures and execution thereof. The Company's Valuation Group reports to the Company's Chief Financial Officer and seeks approval for certain fuel derivative transactions from the Audit Committee. The Valuation Group compares the results of the Company's internally developed valuation methods with counterparty reports at each balance sheet date and assesses the Company's valuation methods for accurateness and identifies any needs for modification.

The following table presents the Company's activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Jet Fuel Option Activity for the Three Months Ended June 30, 2014
(in thousands)
Balance at March 31, 2014	—
Total realized or unrealized gains (losses) included in earnings, net	(467)
Purchases	827
Sales	—
Settlements, net	—
Balance at June 30, 2014	$360

Notes to Condensed Financial Statements—(Continued)

Jet Fuel Option Activity for the Six Months Ended June 30, 2014
(in thousands)
Balance at December 31, 2013	—
Total realized or unrealized gains (losses) included in earnings, net	(467)
Purchases	827
Sales	—
Settlements, net	—
Balance at June 30, 2014	$360

8.	Tax Receivable Agreement
On June 1, 2011, the Company completed its initial public offering of common stock, or IPO. In connection with the IPO, the Company entered into a Tax Receivable Agreement (TRA) and thereby distributed immediately prior to the completion of the IPO to the holders of common stock as of such time, or the Pre-IPO Stockholders, the right to receive an amount equal to 90% of the cash savings in federal income tax realized by the Company by virtue of the use of the federal net operating loss, deferred interest deductions, and alternative minimum tax credits held by the Company as of March 31, 2011, which is defined as the Pre-IPO NOL. Cash tax savings generally will be computed by comparing the actual federal income tax liability to the amount of such taxes that the Company would have been required to pay had such Pre-IPO NOLs not been available. Upon consummation of the IPO and execution of the TRA, the Company recorded a liability with an offsetting reduction to additional paid-in-capital. The amount and timing of payments under the TRA depends upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in the future and any future limitations that may be imposed on the Company's ability to use the Pre-IPO NOLs. The term of the TRA continues until the first to occur of (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company.
In accordance with the TRA, the Company is required to submit a Tax Benefit Schedule showing the proposed TRA payout amount to the Stockholder Representatives within 45 calendar days after the Company files its tax return. The Stockholder Representatives are Indigo Pacific Partners, LLC and OCM FIE, LLC, who represent the two largest ownership interests of pre-IPO shares. The Tax Benefit Schedule shall become final and binding on all parties unless a Stockholder Representative, within 45 calendar days after receiving such schedule, provides the Company with notice of a material objection to such schedule. If the parties, for any reason, are unable to successfully resolve the issues raised in any notice within 30 calendar days of receipt of such notice, the Company and the Stockholder Representatives shall employ the Reconciliation procedures. If the Tax Benefit Schedule is accepted, the Company has five days after the acceptance to make payments to the pre-IPO shareholders. Pursuant to the TRA's Reconciliation procedures, any disputes that cannot be settled amicably, are settled by arbitration conducted by a single arbitrator jointly selected by both parties.
During the second quarter of 2012, the Company paid $27.2 million, or 90% of the 2011 tax savings realized from the utilization of NOLs, including $0.3 million of applicable interest, to the Pre-IPO Stockholders.
During 2013, the Company filed an amended 2009 income tax return which resulted in a reduction to the estimated TRA liability from $8.0 million to $5.6 million. On September 13, 2013, the Company filed its 2012 federal income tax return, and on October 14, 2013 the Company submitted the Tax Benefit Schedule to the Stockholder Representatives. On November 27, 2013, pursuant to the TRA, the Company received an objection notice to the Tax Benefit Schedule from the Stockholder Representatives. After several unsuccessful attempts at resolving the objections, on April 7, 2014, the Company received a demand for arbitration from the Stockholder Representatives. Prior to commencing arbitration proceedings, on June 17, 2014, the Company and Stockholder Representatives agreed on a settlement amount of $7.0 million in addition to interest of $0.3 million. The agreed upon settlement was in excess of the outstanding liability of $5.6 million at the time of settlement. The excess payment of $1.4 million was recorded within other expense in the statement of operations and recorded as cash from operations in the statement of cash flows. As of June 30, 2014, the Company had made all payments in accordance with the agreed upon settlement terms and had no outstanding obligations related to the TRA.

Notes to Condensed Financial Statements—(Continued)

9.	Subsequent Events

On July 22, 2014, the Company executed a contract for the purchase of $13.0 million of rotable inventory to support its aircraft fleet.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview

Spirit Airlines is an ultra low-cost, low-fare airline headquartered in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus fleet currently operates more than 270 daily flights to 55 destinations in the United States, the Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE."

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

We compete based on total price. We believe other airlines have used an all-inclusive pricing concept to effectively raise total prices to consumers, rather than lowering fares by unbundling each product or service. For example, carriers that tout “free bags” have included the cost of checking bags in the total ticket price, which does not allow passengers to see how much they would save if they did not check luggage. We believe that we and our customers benefit when we allow our customers to know the total price of their travel by breaking out the cost of optional products or services. Before they pay, our customers are able to see the total cost of flying with us and then compare it with the total cost of flying with another airline.

We allow our customers to see all available options and their prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower than other airlines on average. We recently launched an aggressive new brand campaign to educate the public on how Spirit's unbundled pricing model works and how that gives them choice and saves them money compared to other airlines.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month and six-month period ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Percent Change
	2014	2013
Operating Statistics (unaudited) (A):
Average aircraft	56.6	49.5	14.3%
Aircraft at end of period	57	50	14.0%
Airports served in the period	54	54	—%
Average daily aircraft utilization (hours)	12.8	12.8	—%
Average stage length (miles)	976	935	4.4%
Block hours	65,732	57,693	13.9%
Passenger flight segments (PFSs) (thousands)	3,569	3,111	14.7%
Revenue passenger miles (RPMs) (thousands)	3,506,459	2,930,912	19.6%
Available seat miles (ASMs) (thousands)	4,008,507	3,420,257	17.2%
Load factor (%)	87.5%	85.7%	1.8 pts
Average ticket revenue per passenger flight segment ($)	84.75	77.51	9.3%
Average non-ticket revenue per passenger flight segment ($)	55.15	53.43	3.2%
Total revenue per passenger flight segment ($)	139.90	130.94	6.8%
Average yield (cents)	14.24	13.90	2.4%
RASM (cents)	12.46	11.91	4.6%
CASM (cents)	9.83	9.96	(1.3)%
Adjusted CASM (cents)	9.80	9.79	0.1%
Adjusted CASM ex fuel (cents)	5.95	6.00	(0.8)%
Fuel gallons consumed (thousands)	49,401	42,683	15.7%
Average economic fuel cost per gallon ($)	3.13	3.03	3.3%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2014	2013
Operating Statistics (unaudited) (A):
Average aircraft	55.8	48.1	16.0%
Aircraft at end of period	57	50	14.0%
Airports served in the period	54	54	—%
Average daily aircraft utilization (hours)	12.8	12.7	0.8%
Average stage length (miles)	988	938	5.3%
Block hours	128,870	110,544	16.6%
Passenger flight segments (PFSs) (thousands)	6,833	5,879	16.2%
Revenue passenger miles (RPMs) (thousands)	6,795,746	5,592,403	21.5%
Available seat miles (ASMs) (thousands)	7,793,234	6,547,470	19.0%
Load factor (%)	87.2%	85.4%	1.8 pts
Average ticket revenue per passenger flight segment ($)	81.43	78.25	4.1%
Average non-ticket revenue per passenger flight segment ($)	55.76	54.05	3.2%
Total revenue per passenger flight segment ($)	137.19	132.30	3.7%
Average yield (cents)	13.79	13.91	(0.9)%
RASM (cents)	12.03	11.88	1.3%
CASM (cents)	9.91	10.10	(1.9)%
Adjusted CASM (cents)	9.89	9.96	(0.7)%
Adjusted CASM ex fuel (cents)	6.01	6.02	(0.2)%
Fuel gallons consumed (thousands)	96,078	81,311	18.2%
Average economic fuel cost per gallon ($)	3.15	3.17	(0.6)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the second quarter of 2014, we achieved a 21.1% operating margin, an increase of 4.7 points compared to the prior year period. We generated pre-tax income of $103.8 million and net income of $64.8 million on operating revenues of $499.3 million. For the second quarter of 2013, we generated pre-tax income of $66.8 million and net income of $42.1 million on operating revenues of $407.3 million.
For the six months ended June 30, 2014, we achieved a 17.6% operating margin, an increase of 2.6 points compared to the prior year period. We generated pre-tax income of $163.8 million and net income of $102.6 million on operating revenues of $937.3 million. For the six months ended June 30, 2013, we generated pre-tax income of $116.5 million and net income of $72.6 million on operating revenues of $777.8 million.
Our adjusted CASM ex-fuel for the second quarter of 2014 was 5.95 cents, a 0.8% decrease year over year. The decrease on a per-unit basis is primarily due to lower passenger re-accommodation expense year over year driven by better operational performance during 2014, as compared to 2013. In addition, aircraft rent expense decreased, on a per-ASM basis, due to reduced rent expense related to 14 A319 aircraft for which lease extensions with reduced rates were negotiated with the lessor at the end of the second quarter of 2013. These decreases were partially offset by higher salaries and wages expense, higher depreciation and amortization expense and higher maintenance, materials and repairs expense on a per-ASM basis.
As of June 30, 2014, we had 57 Airbus A320-family aircraft in our fleet comprised of 29 A319s, 26 A320s, and 2 A321s. With the scheduled delivery of 8 A320s during the remainder of 2014, we expect to end 2014 with 65 aircraft in our fleet.

Comparison of three months ended June 30, 2014 to three months ended June 30, 2013
Operating Revenues
Operating revenues increased $92.0 million, or 22.6%, to $499.3 million for the second quarter of 2014, as compared to the second quarter of 2013 due primarily to an increase in traffic of 19.6%. The year-over-year increase was driven by our growth in flight volume and higher operating yields.
Total revenue per available seat mile (RASM) for the second quarter of 2014 was 12.46 cents, an increase of 4.6%, compared to the second quarter of 2013. Total revenue per passenger flight segment increased 6.8% from $130.94, in the second quarter of 2013, to $139.90 in the second quarter of 2014. Our average ticket fare per passenger flight segment increased from $77.51 to $84.75, or 9.3%, compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $53.43 to $55.15, or 3.2%, compared to the prior year period. The calendar shift of Easter occurring in April of this year, as compared to March of last year, contributed to the strong 2014 second quarter results. The increase in non-ticket revenue was primarily driven by a higher volume of passengers selecting to purchase seat assignments, largely due to a recent software update that enables us to sell seat assignments through more channels as well as a more rigorous approach to revenue managing our seat inventory.

Operating Expenses
Operating expenses increased $53.6 million, or 15.7%, to $394.2 million for the second quarter of 2014 compared to $340.6 million for the second quarter of 2013, primarily due to our 17.2% capacity growth. The increases in salaries and wages expense, depreciation and amortization expense and maintenance, materials and repairs expense, which outpaced our growth in capacity, were offset by lower re-accommodation expense as a result of improved operational reliability.
Aircraft fuel expense includes into-plane fuel expense (defined below), realized and unrealized net gains or losses from fuel derivatives which includes cash paid or received from settled derivatives, mark-to-market adjustments on our outstanding fuel derivatives, and premium gain or loss recognized related to fuel option contracts. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any derivative instruments during 2014 or 2013 and, as a result, changes in the fair value of these fuel derivative contracts are recorded each period in aircraft fuel expense.

Aircraft fuel expense, our largest operating cost as a percentage of operating expenses, increased in the second quarter of 2014 by $19.6 million, or 14.5%, due to a 13.9% increase in block hours and a 3.3% increase in into-plane cost per gallon compared to the second quarter of 2013. This increase was partially offset by a decrease of $5.4 million in realized and unrealized net losses from fuel derivatives.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,		Percent Change
	2014	2013
	(in thousands, except per gallon amounts)
Fuel gallons consumed	49,401	42,683	15.7%
Into-plane fuel cost per gallon	$3.13	$3.03	3.3%
Into-plane fuel expense	$154,385	$129,375	19.3%
Cash paid (received) from settled derivatives, net	—	113	(100.0)%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	—	5,763	(100.0)%
Premium expense recognized related to fuel option contracts	467	—	100.0%
Aircraft fuel expense (per Statement of Operations)	$154,852	$135,251	14.5%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 3.3% was primarily a result of higher Gulf Coast Jet fuel prices during the second quarter of 2014 as compared to second quarter of 2013.

We track economic fuel expense, which we believe is the best measure of the effect fuel prices are currently having on our business, because it most closely approximates the net cash outflow associated with purchasing fuel used for our operations during the period. We define economic fuel expense as into-plane fuel expense, realized gains or losses on derivative contracts, plus the economic premium expense related to fuel option contracts in the period the option is benefiting. The key difference between aircraft fuel expense as recorded in our statement of operations and economic fuel expense is unrealized mark-to-market changes in the value of aircraft fuel derivatives outstanding and the timing of premium gain or loss recognition on our outstanding fuel option contracts. Many industry analysts evaluate airline results using economic fuel expense, and it is used in our internal management reporting.
The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended June 30,		Percent Change
	2014	2013
	(in thousands, except per gallon amounts)
Into-plane fuel expense	$154,385	$129,375	19.3%
Cash paid (received) from settled derivatives, net	—	113	(100.0)%
Economic premium expense related to fuel option contracts	—	—	—%
Economic fuel expense	$154,385	$129,488	19.2%
Fuel gallons consumed	49,401	42,683	15.7%
Economic fuel cost per gallon	$3.13	$3.03	3.3%

We did not have any derivatives settle during the second quarter of 2014. Total net loss recognized for derivatives that settled during the second quarter of 2013 was $0.1 million. This amount represents the net cash paid for the settlement of derivatives. We had no unrealized gains and losses arising from mark-to-market adjustments to our outstanding fuel derivatives during the six months ended June 30, 2014. Total unrealized losses arising from mark-to-market adjustments to our outstanding fuel derivatives of $5.8 million for the quarter ended June 30, 2013 was due to a decrease in the market price, as indicated by the forward curve, for jet fuel when compared to that market as of the time of our derivative trade. For the quarter ended June 30, 2014, total premium expense recognized in earnings related to fuel option contracts was $0.5 million.

Historically, during peak hurricane season (August through October), we enter into jet fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of June 30, 2014, we had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 52.5 million gallons, or approximately 50.1%, of our remaining 2014 anticipated jet fuel consumption at a weighted-average ceiling price of $3.25 per gallon.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2014 and 2013, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Per-ASM Change	Percent Change
	2014	2013
	(in cents, except for percentages)
Aircraft fuel	3.86	3.95	(0.09)	(2.3)%
Salaries, wages, and benefits	1.94	1.88	0.06	3.2%
Aircraft rent	1.20	1.23	(0.03)	(2.4)%
Landing fees and other rents	0.64	0.62	0.02	3.2%
Distribution	0.50	0.51	(0.01)	(2.0)%
Maintenance, materials and repairs	0.48	0.44	0.04	9.1%
Depreciation and amortization	0.28	0.22	0.06	27.3%
Other operating	0.91	1.09	(0.18)	(16.5)%
Loss on disposal of assets	0.02	—	0.02	NA
Special charges (credits)	—	—	—	NA
CASM	9.83	9.96	(0.13)	(1.3)%
Adjusted CASM (1)	9.80	9.79	0.01	0.1%
Adjusted CASM ex fuel (2)	5.95	6.00	(0.05)	(0.8)%

(1)
For the three months ended June 30, 2014, adjusted CASM excludes premium expense recognized related to fuel option contracts of less than 0.01 cent per ASM, loss on disposal of assets of 0.02 cent per ASM and special charges of less than 0.01 cent per ASM. For the three months ended June 30, 2013, adjusted CASM excludes mark-to-market losses of less than 0.01 cent per ASM.

(2)	Excludes aircraft fuel expense, loss on disposal of assets, and special charges and credits.
Our adjusted CASM ex-fuel for the second quarter of 2014 was down 0.8% as compared to the same period in 2013. The decrease on a per-unit basis was primarily due to lower passenger re-accomodation year over year due to better operational performance during 2014, as compared to 2013.
Labor costs for the second quarter of 2014 increased $13.0 million, or 20.1%, compared to the second quarter of 2013, primarily driven by a 16.3% increase in our pilot and flight attendant workforce resulting from the introduction of seven new aircraft since the second quarter of 2013. On a per-ASM basis, labor costs outpaced our capacity growth primarily due to an increase in our group health care costs.
Aircraft rent expense for the second quarter of 2014 increased by $6.3 million, or 15.0%, compared to the second quarter of 2013. All our aircraft are financed through operating leases. This increase in aircraft rent expense was primarily driven by the delivery of seven new aircraft subsequent to the end of the second quarter of 2013. On a per-ASM basis, aircraft rent expense decreased due to reduced rent expense related to 14 A319 aircraft for which lease extensions with reduced rates were negotiated with the lessor at the end of the second quarter of 2013.
Landing fees and other rents for the second quarter of 2014 increased $4.5 million, or 21.0%, as compared to the second quarter of 2013 primarily due to a 10.9% increase in departures as well as increased rates at certain airports where we operate. On a per-ASM basis, the increase in landing fees and other rents of 3.2%, as compared to the prior year period, was due to increased rates at certain airports as well as increased volume at higher-cost airports.
Distribution costs increased by $2.9 million, or 16.7%, in the second quarter of 2014 as compared to the second quarter of 2013. The increase was primarily due to increased sales volume and an increase of approximately 3.0 percentage points, year over year, in sales from third-party travel agents, which are more expensive than selling directly through our website. On a per-unit basis, distribution costs remained relatively flat due to the stability in credit card fee rates period over period.
Maintenance costs for the second quarter of 2014 increased by $4.0 million, or 26.3%, compared to the prior year period. The increase in maintenance costs on a dollar basis and per unit basis was due to an increase in both the number and cost of scheduled maintenance events during the second quarter of 2014 as compared to the prior year. As our fleet ages, our aircraft require more comprehensive work during routine scheduled maintenance. We expect maintenance expense to increase significantly as our fleet continues to grow and age, resulting in the need for additional repairs over time.
Depreciation and amortization increased by $3.7 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the second quarter of 2014 compared to the prior year period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $9.0 million and $5.4 million for the second quarters of 2014 and 2013, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $28.2 million and $20.6 million for the second quarters of 2014 and 2013, respectively.
Other operating expense for the second quarter of 2014 decreased by $1.0 million, or 2.7%, compared to the second quarter of 2013. The decrease on both an absolute dollar basis and a per-ASM basis was primarily due to lower passenger re-accommodation expense as a result of improved operational reliability.

Other income (expenses)

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2014 and 2013 represents primarily interest charged under the tax receivable agreement (TRA). Other expense of $1.4 million for the three months ended June 30, 2014 primarily relates to the settlement paid to the Pre-IPO Stockholders in excess of the liability we had previously estimated related to the TRA.

Income Taxes
Our effective tax rate for the second quarter of 2014 was 37.5% compared to 37.0% for the second quarter of 2013. The increase period over period was primarily related to an excess payment of $1.4 million on the TRA liability which was deemed non-deductible for U.S. federal income taxes. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to that pre-tax income.

Comparison of six months ended June 30, 2014 to six months ended June 30, 2013
Operating Revenues
Operating revenues increased $159.5 million, or 20.5%, to $937.3 million for the six months ended June 30, 2014, compared to the prior year period, as we achieved an 87.2% load factor on an increase in traffic of 21.5%.
Total RASM for the six months ended June 30, 2014 was 12.0 cents, an increase of 1.3% compared to the same period of 2013. Total revenue per passenger flight segment increased 3.7% from $132.30 for the six months ended June 30, 2013 to $137.19 for the six months ended June 30, 2014. Our average ticket fare per passenger flight segment increased from $78.25 to $81.43, or 4.1%, compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $54.05 to $55.76, or 3.2%, compared to the prior year period. Stronger demand in the period allowed us to better leverage our ability to revenue manage our inventory, resulting in higher ticket revenue per passenger segment. This increase in non-ticket revenue was primarily driven by a higher volume of passengers selecting to purchase seat assignments, largely due to a recent software update that enables us to sell seat assignments through more channels as well as a more rigorous approach to revenue managing our seat inventory. Additionally, in July 2013, we made adjustments to our passenger usage fee (PUF) helping to drive the increase in PUF fees year over year.

Operating Expenses
Operating expense increased for the six months ended June 30, 2014 by $110.9 million, or 16.8%, compared to the same period for 2013 primarily due to our 19.0% capacity growth. The increases in salaries and wages expense, depreciation and amortization expense and maintenance, materials and repairs expense, which outpaced our growth in capacity, were offset by lower re-accommodation expense as a result of improved operational reliability as well as lower aircraft rent resulting from renegotiated lease terms.
Aircraft fuel expense for the six months ended June 30, 2014 increased $36.4 million, or 13.6%, compared to the prior year period as a result of a 16.6% increase in block hours, offset by a decrease of $8.4 million in net realized and unrealized losses from fuel derivatives and a 0.6% decrease for into-plane fuel cost per gallon, year over year. The elements of the changes are illustrated in the following table:
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,		Percent Change
	2014	2013
	(in thousands, except per gallon amounts)
Fuel gallons consumed	96,078	81,311	18.2%
Into-plane fuel cost per gallon	$3.15	$3.17	(0.6)%
Into-plane fuel expense	$302,856	$258,088	17.3%
Cash paid (received) from settled derivatives, net	—	(315)	(100.0)%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	—	9,144	(100.0)%
Premium expense recognized related to fuel option contracts	467	—	100.0%
Aircraft fuel expense (per Statement of Operations)	$303,323	$266,917	13.6%
The elements of the changes in economic fuel expense are illustrated in the following table:

	Six Months Ended June 30,		Percent Change
	2014	2013
	(in thousands, except per gallon amounts)
Into-plane fuel expense	$302,856	$258,088	17.3%
Cash paid (received) from settled derivatives, net	—	(315)	(100.0)%
Economic premium expense related to fuel option contracts	—	—	—%
Economic fuel expense	$302,856	$257,773	17.5%
Fuel gallons consumed	96,078	81,311	18.2%
Economic fuel cost per gallon	$3.15	$3.17	(0.6)%
We did not have any derivatives settle during the six months ended June 30, 2014. Total net gain recognized for derivatives that settled during the six months ended June 30, 2013 was $0.3 million. This amount represents the net cash received for the settlement of derivatives.
As of June 30, 2014, we had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 52.5 million gallons, or approximately 50.1%, of our remaining 2014 anticipated jet fuel consumption at a weighted-average ceiling price of $3.25 per gallon. We had no unrealized gains and losses arising from mark-to-market adjustments to our outstanding fuel derivatives during the six months ended June 30, 2014. Total unrealized losses arising from mark-to-market adjustments to our outstanding fuel derivatives of $9.1 million for the six months ended June 30, 2013 was due to a decrease in the market price, as indicated by the forward curve, for jet fuel when compared to that market as of the time of our derivative trade. Total premium cost incurred during the six months ended June 30, 2014 for outstanding fuel derivatives was $0.5 million.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2014 and 2013, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Per-ASM Change	Percent Change
	2014	2013
	(in cents, except for percentages)
Aircraft fuel	3.89	4.08	(0.19)	(4.7)%
Salaries, wages, and benefits	1.97	1.92	0.05	2.6%
Aircraft rent	1.21	1.27	(0.06)	(4.7)%
Landing fees and other rents	0.64	0.60	0.04	6.7%
Distribution	0.50	0.50	—	—%
Maintenance, materials and repairs	0.47	0.41	0.06	14.6%
Depreciation and amortization	0.29	0.21	0.08	38.1%
Other operating	0.92	1.10	(0.18)	(16.4)%
Loss on disposal of assets	0.01	—	0.01	NA
Special charges (credits)	—	—	—	NA
CASM	9.91	10.10	(0.19)	(1.9)%
Adjusted CASM (1)	9.89	9.96	(0.07)	(0.7)%
Adjusted CASM ex fuel (2)	6.01	6.02	(0.01)	(0.2)%

(1)
For the six months ended June 30, 2014, adjusted CASM excludes premium expense recognized related to fuel option contracts of less than 0.01 cent per ASM, loss on disposal of assets of 0.01 cent per ASM and special charges of less than 0.01 cent per ASM. For the six months ended June 30, 2013, adjusted CASM excludes mark-to-market losses of less than 0.01 cent per ASM.

(2)	Excludes aircraft fuel expense, loss on disposal of assets, and special charges and credits.
Our adjusted CASM ex-fuel for the six months ended June 30, 2014 decreased by 0.2% as compared to the same period in 2013. The decrease on a per-unit basis was due primarily to lower passenger re-accommodation, year over year, due to better operational performance during 2014, as compared to 2013. In addition, on a per-ASM basis, aircraft rent expense decreased due to reduced rent expense related to 14 A319 aircraft for which lease extensions with reduced rates were negotiated with the lessor at the end of the second quarter of 2013. These decreases were partially offset by higher depreciation and amortization expense and higher maintenance, materials and repairs expense per ASM for the six months ended June 30, 2014, resulting from the increase in deferred heavy maintenance events as compared to the same period in 2013.
Labor costs for the six months ended June 30, 2014 increased $27.7 million, or 22.0%, compared to same period in 2013, primarily driven by a 21.7% increase in our pilot and flight attendant workforce resulting from the introduction of seven new aircraft since the end of the second quarter of 2013. On a per-ASM basis, labor costs outpaced our capacity growth primarily due to an increase in our incentive pay and group health care costs.
Aircraft rent expense for the six months ended June 30, 2014 increased by $11.6 million, or 14.0%, compared to the same period in 2013. This increase was primarily driven by the delivery of seven new aircraft subsequent to the end of the second quarter of 2013. On a per-ASM basis, aircraft rent expense decreased due to the reduced aircraft rent expense related to 14 A319 aircraft for which we negotiated reduced lease rates with the lessor at the end of the second quarter of 2013.
Landing fees and other rents for the six months ended June 30, 2014 increased $10.4 million, or 26.5%, as compared to the same period in 2013 primarily due to a 12.1% increase in departures as well as increased rates at certain airports where we operate. On a per-ASM basis, landing fees and other rents increased, as compared to the prior year period, due to increased rates at certain airports as well as increased volume at higher-cost airports.
Distribution costs increased by $5.8 million, or 17.5%, for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was due primarily to increased sales volume and an increase of approximately 3.0 percentage points, year over year, in sales from third-party travel agents, which are more expensive than selling directly through our website. On a per-unit basis, distribution costs remained relatively flat due to stability in credit card fee rates period over period.

Maintenance costs for the six months ended June 30, 2014 increased by $9.8 million, or 36.5%, compared to the prior year period. The increase in maintenance costs on a dollar basis and per unit basis resulted from an increase in both the number and cost of scheduled maintenance events during the six months ended June 30, 2014 as compared to the prior year. As our fleet ages, our aircraft require more comprehensive work during routine scheduled maintenance. We expect maintenance expense to increase significantly as our fleet continues to grow and age, resulting in the need for additional repairs over time.
Depreciation and amortization increased by $8.5 million primarily due to deferred heavy aircraft maintenance events, which in turn resulted in higher amortization expense recorded in the six months ended June 30, 2014 compared to the prior year period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $18.0 million and $9.8 million for the six months ended of June 30, 2014 and 2013, respectively. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $54.8 million and $36.8 million for the six months ended June 30, 2014 and 2013, respectively.
Other operating expense for the six months ended June 30, 2014 decreased by $0.1 million, or 0.1%, compared to the prior year period. The decrease on both an absolute dollar basis and a per-ASM basis was due primarily to lower passenger re-accommodation expense as a result of improved operational reliability.

Other income (expenses)

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2014 and 2013 represents primarily interest charged under the TRA. Other expense of $1.5 million for the six months ended June 30, 2014 primarily relates to the settlement paid to the Pre-IPO Stockholders in excess of the liability we had previously estimated related to the TRA.

Income Taxes
Our effective tax rate for the six months ended June 30, 2014 was 37.4% compared to 37.7% for the six months ended June 30, 2013. In arriving at these rates, we considered a variety of factors, including our forecast full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to that pre-tax income.

Liquidity and Capital Resources

Cash at June 30, 2014 was $567.2 million, an increase of $36.6 million, from December 31, 2013. Our primary use of cash is for working capital needs, capital expenditures, pre-delivery deposit payments (PDPs) and maintenance reserves.
Currently, our single largest capital need is to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. In the six months ended June 30, 2014, $16.0 million of PDPs have been returned related to delivered aircraft and engines in the period, and we have paid $110.0 million for future deliveries of aircraft and spare engines. As of June 30, 2014, we have $248.8 million of PDPs on our balance sheet.
In addition to funding the acquisition of our fleet, we are required to make maintenance reserve payments for a majority of our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the six months ended June 30, 2014, we recorded an increase of $14.3 million in maintenance reserves, net of reimbursements, and as of June 30, 2014, we had $234.2 million ($48.5 million in prepaid expenses and other current assets and $185.7 million in aircraft maintenance deposits) on our balance sheet.
As of June 30, 2014, we had secured third-party financing commitments for our next four aircraft deliveries from Airbus, scheduled for delivery in 2014. We do not have financing commitments in place for the remaining 105 Airbus aircraft currently on firm order scheduled for delivery between the fourth quarter of 2014 through 2021. However, we signed letters of intent to finance the remaining 4 aircraft being delivered in 2014 and the first 11 aircraft being delivered in 2015 under secured debt arrangements. Future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

Net Cash Flows Provided By Operating Activities. Operating activities in the six months ended June 30, 2014 provided $144.1 million in cash compared to $134.3 million provided in the six months ended June 30, 2013. The increase resulted primarily from an increase in operations for the six months ended June 30, 2014 as compared to the prior year period.
Net Cash Flows Used In Investing Activities. In the six months ended June 30, 2014, investing activities used $101.4 million, compared to $33.6 million used in the prior year period. The increase was due mainly to an increase in paid PDPs, net of refunds, during the six months ended June 30, 2014, as compared to the prior year period, driven by the timing of aircraft deliveries. Capital expenditures decreased period over period mainly due to the purchase of a spare engine in the first quarter of 2013.
Net Cash Flows (Used in) Provided By Financing Activities. During the six months ended June 30, 2014, financing activities used $6.1 million primarily due to the payment of $5.6 million made to pre-IPO shareholders, pursuant to the tax receivable agreement, during the second quarter of 2014. In the prior year, financing activities provided $7.4 million mainly resulting from a sale and leaseback transaction of a spare engine.

Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of June 30, 2014 and the periods in which payments are due (in millions):

	Remainder of 2014	2015 - 2016	2017 - 2018	2019 and beyond	Total
Operating lease obligations	$109	$421	$349	$628	$1,507
Flight equipment purchase obligations	350	1,259	1,372	2,207	5,188
Other	2	8	6	—	16
Total future payments on contractual obligations	$461	$1,688	$1,727	$2,835	$6,711

Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are approximately $3.7 million for the remainder of 2014, $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, and $18.4 million in 2019 and beyond.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 57 of our aircraft are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 and 2025. Aircraft rent payments were $49.1 million and $41.9 million for the three months ended June 30, 2014 and 2013, respectively, and $97.0 million and $82.1 million for the six months ended June 30, 2014 and 2013, respectively. Our aircraft lease payments for 52 of our aircraft are fixed-rate obligations. Five of our aircraft leases provide for variable rent payments, which fluctuate based on changes in LIBOR (the London Interbank Offered Rate).

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2014, our aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
remainder of 2014	8					8
2015	8		6		1	15
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	29	40	30	10	5	114
We also have six spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2014 through 2024. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be approximately $350 million for the remainder of 2014, $658 million in 2015, $601 million in 2016, $757 million in 2017, $615 million in 2018 and $2,207 million in 2019 and beyond.
As of June 30, 2014, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $4.4 million.
As of June 30, 2014, we had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount of $34.5 million. As of June 30, 2014, we had drawn $11.0 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2014, we were not required to post collateral for these instruments.
As of June 30, 2014, we had $6.4 million in uncollateralized surety bonds and a $25.1 million in unsecured standby letter of credit facilities of which $10.0 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding mark-to-market gains or losses and the change in value of the option premium recognized in earnings, including the cost of economic premium recognized over the period the option is benefiting, loss on disposal of assets, and special charges (credits), divided by ASMs.
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
“Available seat miles” or “ASMs” means the number of seats available for passengers multiplied by the number of miles the seats are flown, also referred to as "capacity."
“Average aircraft” means the average number of aircraft in our fleet as calculated on a daily basis.
“Average daily aircraft utilization” means block hours divided by number of days in the period divided by average aircraft.
“Average economic fuel cost per gallon” means total aircraft fuel expense, excluding mark-to-market gains and losses and the change in value of the option premium recognized in earnings, plus the cost of economic premium recognized over the period the option is benefiting, divided by the total number of fuel gallons consumed.
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
“OTA” means Online Travel Agent (e.g., Orbitz and Travelocity).
“Passenger flight segments” or “PFS” means the total number of passengers flown on all flight segments.
“PDP” means pre-delivery deposit payment.
“Revenue passenger mile” or “RPM” means one revenue passenger transported one mile. RPMs equals revenue passengers multiplied by miles flown, also referred to as “traffic.”
“RLA” means the United States Railway Labor Act.
“TWU” means the Transport Workers Union of America.
“TSA” means the United States Transportation Security Administration.
“ULCC” means “ultra low-cost carrier.”
“VFR” means visiting friends and relatives.
“Wet-leased aircraft” means a lease where the lessor provides for aircraft, crew, maintenance and insurance, also known as an “ACMI.”

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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2014 and 2013 represented 39.3% and 40.4% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $58.8 million. To attempt to manage fuel price risk, from time to time we use jet fuel options or jet fuel swaps to mitigate a portion of the crack spread between crude and jet fuel. As of June 30, 2014, we had jet fuel option agreements in place to protect 52.5 million gallons, or approximately 50.1%, of its remaining 2014 anticipated jet fuel consumption at a weighted-average ceiling price of $3.25 per gallon.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2013. Investors are urged to review these risk factors carefully.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

Date: July 29, 2014	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer