Form 10-Q
period 2014-09-30
Spirit Airlines, Inc.
filed 2014-10-28
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 21, 2014:

Class	Number of Shares
Common Stock, $0.0001 par value	72,766,894

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues:
Passenger	$317,038	$279,499	$873,403	$739,515
Non-ticket	202,731	177,126	583,690	494,886
Total operating revenues	519,769	456,625	1,457,093	1,234,401

Operating expenses:
Aircraft fuel	171,584	144,986	474,907	411,903
Salaries, wages and benefits	79,087	66,805	232,776	192,758
Aircraft rent	50,009	42,134	144,618	125,121
Landing fees and other rents	27,735	22,106	77,582	61,508
Distribution	20,202	17,916	58,930	50,874
Maintenance, materials and repairs	19,622	16,908	56,441	43,890
Depreciation and amortization	11,338	8,475	33,803	22,403
Other operating	39,190	38,884	111,045	110,799
Loss on disposal of assets	793	165	1,658	426
Special charges (credits)	18	442	45	488
Total operating expenses	419,578	358,821	1,191,805	1,020,170

Operating income	100,191	97,804	265,288	214,231

Other (income) expense:
Interest expense	878	36	1,088	140
Capitalized interest	(878)	(36)	(1,088)	(140)
Interest income	(84)	(87)	(235)	(308)
Other expense	81	115	1,557	252
Total other (income) expense	(3)	28	1,322	(56)

Income before income taxes	100,194	97,776	263,966	214,287
Provision for income taxes	33,194	36,673	94,411	80,562

Net income	$67,000	$61,103	$169,555	$133,725
Basic earnings per share	$0.92	$0.84	$2.33	$1.84
Diluted earnings per share	$0.91	$0.84	$2.31	$1.83
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$588,474	$530,631
Accounts receivable, net	26,515	23,246
Deferred income taxes	15,166	16,243
Prepaid expenses and other current assets	73,969	78,955
Total current assets	704,124	649,075

Property and equipment:
Flight equipment	16,064	9,847
Ground and other equipment	69,676	50,987
Less accumulated depreciation	(32,345)	(25,221)
	53,395	35,613
Deposits on flight equipment purchase contracts	269,693	157,669
Aircraft maintenance deposits	194,867	161,484
Deferred heavy maintenance, net	128,304	125,288
Other long-term assets	63,171	51,636
Total assets	$1,413,554	$1,180,765

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,954	$23,104
Air traffic liability	216,477	167,627
Other current liabilities	160,386	145,262
Total current liabilities	394,817	335,993

Long-term deferred income taxes	47,443	48,916
Deferred credits and other long-term liabilities	25,979	26,739
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	523,476	515,331
Treasury stock	(3,792)	(2,291)
Retained earnings	425,624	256,070
Total shareholders’ equity	945,315	769,117
Total liabilities and shareholders’ equity	$1,413,554	$1,180,765
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2014	2013
Operating activities:
Net income	$169,555	$133,725
Adjustments to reconcile net income to net cash provided by operations:
Unrealized (gains) losses on open fuel hedge contracts	—	3,489
Equity-based compensation, net	6,315	3,970
Allowance for doubtful accounts	(63)	128
Amortization of deferred gains and losses	(228)	(452)
Depreciation and amortization	33,803	22,403
Deferred income tax	(395)	8,795
Loss on disposal of assets	1,658	426
Capitalized interest	(1,088)	(140)
Changes in operating assets and liabilities:
Accounts receivable	(3,206)	(5,038)
Prepaid maintenance reserves	(28,955)	(10,166)
Long-term deposits and other assets	(36,449)	(37,062)
Accounts payable	(5,524)	(1,206)
Air traffic liability	48,736	49,318
Other liabilities	22,136	5,441
Net cash provided by operating activities	206,295	173,631
Investing activities:
Pre-delivery deposits for flight equipment, net of refunds	(115,955)	(41,328)
Purchase of property and equipment	(26,261)	(17,028)
Net cash used in investing activities	(142,216)	(58,356)
Financing activities:
Proceeds from stock options exercised	140	675
Payments on capital lease obligations	(922)	—
Proceeds from sale and leaseback transactions	—	6,900
Payments to pre-IPO shareholders pursuant to tax receivable agreement	(5,643)	—
Excess tax benefits from equity-based compensation	1,690	1,635
Repurchase of common stock	(1,501)	(1,106)
Net cash (used in) provided by financing activities	(6,236)	8,104
Net increase in cash and cash equivalents	57,843	123,379
Cash and cash equivalents at beginning of period	530,631	416,816
Cash and cash equivalents at end of period	$588,474	$540,195
Supplemental disclosures
Cash payments for:
Interest	$398	$26
Taxes	$88,884	$60,942
The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
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
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the planned method of adoption. While the Company is still evaluating the impact, it expects the accounting for its frequent flier program and certain ancillary fees to change.

Notes to Condensed Financial Statements—(Continued)

3.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Numerator
Net income	$67,000	$61,103	$169,555	$133,725
Denominator
Weighted-average shares outstanding, basic	72,755	72,632	72,727	72,571
Effect of dilutive stock awards	548	371	557	363
Adjusted weighted-average shares outstanding, diluted	73,303	73,003	73,284	72,934
Net Income per Share
Basic earnings per common share	$0.92	$0.84	$2.33	$1.84
Diluted earnings per common share	$0.91	$0.84	$2.31	$1.83

Anti-dilutive weighted-average shares	—	1	38	1

4.	Accrued Liabilities
Other current liabilities as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30, 2014	December 31, 2013
	(in thousands)
Federal excise and other passenger taxes and fees payable	$42,790	$26,979
Salaries and wages	30,775	26,174
Aircraft maintenance	29,738	36,165
Airport expenses	18,155	17,109
Fuel	11,799	13,819
Aircraft and facility rent	9,153	7,993
Federal and state income tax payable	5,031	794
Other	12,945	16,229
Other current liabilities	$160,386	$145,262

5.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time may use a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings, and the historical performance of the counterparties relating to derivative transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of September 30, 2014, the Company did not hold any derivatives with requirements to post collateral.

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

The Company did not elect hedge accounting on any fuel derivative instruments entered into during the three and nine months ended September 30, 2014 and 2013 and, as a result, changes in the fair value of these fuel derivative contracts are recorded in aircraft fuel expense. Premiums paid for fuel options are recognized in earnings within aircraft fuel expense as the fair value of the time value portion of each option changes.
The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Into-plane fuel cost	$171,138	$143,978	$473,994	$402,066
Settlement losses (gains)	—	6,663	—	6,348
Unrealized mark-to-market losses (gains)	—	(5,655)	—	3,489
Premium expense recognized related to fuel option contracts	446	—	913	—
Aircraft fuel	$171,584	$144,986	$474,907	$411,903
Premiums and settlements received or paid on fuel derivative contracts are reflected in the accompanying statements of cash flows in net cash provided by operating activities.

During the third quarter of 2014, the Company became aware of an underpayment of Federal Excise Tax (FET) for fuel purchases during the period between July 1, 2009 and August 31, 2014. The commencement of the period in which the Company underpaid FET coincided with a change in its fuel service provider that took place in July 2009. The amount of underpayment of jet fuel FET from July 1, 2009 through December 31, 2013 is $9.3 million along with an additional $2.1 million for the nine months ended September 30, 2014. The total amount of $11.4 million is recorded within aircraft fuel in the statement of operations for the three and nine months ended September 30, 2014. Approximately, $0.8 million of interest was incurred related to the past-due tax payments. The Company does not believe the error to be material to the 2009 through 2013 financial statements nor for the cumulative out of period error to be material to the current year financial statements.
Historically, during peak hurricane season (August through October), the Company has entered into jet fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2014, the Company had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 32.0 million gallons, or approximately 29.2% of the Company's fourth quarter 2014 and first quarter 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $3.19 per gallon. As of December 31, 2013, the Company had no outstanding fuel derivatives in place.

6.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2014, the Company's aircraft orders consisted of the following:

Notes to Condensed Financial Statements—(Continued)

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
remainder of 2014	7					7
2015	8		6		1	15
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	28	40	30	10	5	113

The Company also has six spare engine orders for V2500 SelectOne engines with International Aero Engines (IAE) and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2014 through 2024. Purchase commitments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and pre-delivery payments, are estimated to be approximately $287 million for the remainder of 2014, $658 million in 2015, $601 million in 2016, $757 million in 2017, $615 million in 2018, and $2,208 million in 2019 and beyond. The Company has secured financing commitments with third parties for all seven aircraft deliveries, scheduled for delivery in 2014, and for six of the aircraft being delivered in 2015. The Company does not have financing commitments in place for the remaining 95 Airbus aircraft currently on firm order.
During the first nine months of 2014, the Company took delivery of four aircraft which were financed via sale and leaseback transactions with third-party aircraft lessors. The four sale and leaseback transactions resulted in net deferred losses of $2.5 million. Deferred losses are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $20.4 million in pre-delivery deposits from Airbus during the nine months ended September 30, 2014. The refunded pre-delivery deposits have been disclosed in the accompanying statements of cash flows as pre-delivery deposits for flight equipment, net of refunds, within investing activities. All leases from these sale and leaseback transactions were accounted for as operating leases.
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
During the fourth quarter of 2013, the Company entered into an agreement for the lease of two quick engine change kits, classified as capital leases. Payments under the lease agreement are fixed for the three-year term of the lease.

Notes to Condensed Financial Statements—(Continued)

Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 2014 were as follows:

		Operating Leases
	Capital Leases	Aircraft and Spare Engine Leases	Property Facility Leases	Operating Lease Obligations
	(in thousands)
remainder of 2014	$511	$50,185	$7,449	$57,634
2015	1,244	201,304	22,212	223,516
2016	1,044	199,479	13,320	212,799
2017	44	182,977	9,549	192,526
2018	44	159,290	7,286	166,576
2019 and thereafter	12	634,537	24,541	659,078
Total minimum lease payments	$2,899	$1,427,772	$84,357	$1,512,129
Less amount representing interest	$253
Present value of minimum lease payments	$2,646
Less current portion	$1,265
Long term portion	$1,381
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed, as well as lease return condition obligations which the Company begins to accrue when they are probable and can be estimated. The Company expects supplemental rent to increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft.
A majority of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Maintenance reserve payments are either contractually fixed or utilization based amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be approximately $1.8 million for the remainder of 2014, $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, and $18.4 million in 2019 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to the lesser of (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and advertising media as of September 30, 2014: $0.9 million for the remainder of 2014, $3.9 million in 2015, $3.9 million in 2016, $3.9 million in 2017, $2.6 million in 2018, and none in 2019 and thereafter.
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

Notes to Condensed Financial Statements—(Continued)

Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges, and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. If the Company fails to satisfy certain liquidity and other financial covenants, the processing agreements provide the processors the right to require the Company to maintain cash collateral up to approximately 100% of the Company's air traffic liability, which would result in a commensurate reduction of unrestricted cash. As of September 30, 2014 and December 31, 2013, the Company continued to be in compliance with its credit card processing agreements and liquidity and other financial covenant requirements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of September 30, 2014 and December 31, 2013, was $250.6 million and $188.6 million, respectively.
Employees
Approximately 60% of the Company’s employees are covered under collective bargaining agreements. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of September 30, 2014.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	25%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	34%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
In August 2014, under the supervision of the National Mediation Board (NMB), the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On October 1, 2014, the Company was notified that the flight attendants voted not to ratify the tentative agreement. The Company will continue to work together with the AFA-CWA and the NMB with a goal of reaching a mutually beneficial agreement. On July 8, 2014, approximately 250 ramp service agents directly employed by the Company voted to be represented by the International Association of Machinists and Aerospace Workers (IAM). These ramp service agents currently serve 4 of the 56 airports where the Company operates. The Company is in discussions with the IAM to begin the process of negotiating a collective bargaining agreement.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees, and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $2.5 million and $2.1 million in health care claims as of September 30, 2014 and December 31, 2013, respectively.
Other
On October 15, 2013, a Company aircraft experienced an engine failure shortly after takeoff. The aircraft immediately returned to the airport, and the passengers and crew safely disembarked from the aircraft. The airframe and engine incurred damage as a result of the failure. In 2013, the Company expensed the insurance deductible related to this incident of approximately $0.8 million. As of September 30, 2014, the Company has received insurance proceeds for a portion of the damage incurred. After the conclusion of a lengthy investigation into the incident, the Company now anticipates it will receive a new replacement engine from the manufacturer, in exchange for a $2.3 million payment to the manufacturer. Upon receipt, title to the engine will transfer to the lessor. The Company expensed $2.3 million within maintenance, materials and repairs in the statement of operations for the three and nine months ended September 30, 2014.

On July 22, 2014, the Company purchased $13.1 million of rotable spare inventory which was previously rented. The cost to rent this inventory was recorded as maintenance, material and repairs within the statement of operations. As a result of the purchase, the inventory will be capitalized and the cost will be amortized over the remaining useful life of the assets. The amortization will be recorded as depreciation and amortization within the statement of operations.

Notes to Condensed Financial Statements—(Continued)

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
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$588.5	$588.5	$—	$—
Jet fuel options	0.1	—	—	0.1
Total assets	$588.6	$588.5	$—	$0.1

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$530.6	$530.6	$—	$—
Total assets	$530.6	$530.6	$—	$—

Total liabilities	$—	$—	$—	$—

Cash and cash equivalents at September 30, 2014 and December 31, 2013 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions. The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2014 and the year ended December 31, 2013.
The Company did not elect hedge accounting on any of its fuel derivative instruments, and as a result, changes in the fair values of these fuel derivative contracts are recorded each period in fuel expense. Fair value of the instruments is determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its

Notes to Condensed Financial Statements—(Continued)

determination of all estimated fair values. Within the Condensed Balance Sheets, the Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. All derivative instruments are presented on a gross basis in the table above.
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
The fair value of the Company's jet fuel swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company has categorized these instruments as Level 2. Certain inputs utilized to determine the fair value of the Company's jet fuel options are unobservable (principally implied volatility); therefore, the Company has categorized these instruments as Level 3.

The Company records the fair value of its aircraft fuel derivatives on the balance sheet within other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective date. Changes in the fair value of aircraft fuel derivatives are reflected in the accompanying statement of operations within aircraft fuel.
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

The following table presents the Company's activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Jet Fuel Option Activity for the Three Months Ended September 30, 2014
(in thousands)
Balance at June 30, 2014	360
Total realized or unrealized gains (losses) included in earnings, net	(446)
Purchases	164
Sales	—
Settlements, net	—
Balance at September 30, 2014	$78

Jet Fuel Option Activity for the Nine Months Ended September 30, 2014
(in thousands)
Balance at December 31, 2013	—
Total realized or unrealized gains (losses) included in earnings, net	(913)
Purchases	991
Sales	—
Settlements, net	—
Balance at September 30, 2014	$78

Notes to Condensed Financial Statements—(Continued)

8.	Tax Receivable Agreement
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
During 2013, the Company filed an amended 2009 income tax return which resulted in a reduction to the estimated TRA liability from $8.0 million to $5.6 million. On September 13, 2013, the Company filed its 2012 federal income tax return, and on October 14, 2013 the Company submitted the Tax Benefit Schedule to the Stockholder Representatives. On November 27, 2013, pursuant to the TRA, the Company received an objection notice to the Tax Benefit Schedule from the Stockholder Representatives. After several unsuccessful attempts at resolving the objections, on April 7, 2014, the Company received a demand for arbitration from the Stockholder Representatives. Prior to commencing arbitration proceedings, on June 17, 2014, the Company and Stockholder Representatives agreed on a settlement amount of $7.0 million in addition to interest of $0.3 million. The agreed upon settlement was in excess of the outstanding liability of $5.6 million at the time of settlement. The excess payment of $1.4 million was recorded within other expense in the statement of operations and recorded as cash from operations in the statement of cash flows. As of September 30, 2014, the Company had made all payments in accordance with the agreed upon settlement terms and had no outstanding obligations related to the TRA.

9.	Subsequent Events

The Company has entered into a Framework Agreement, dated as of October 1, 2014 (Framework Agreement), with a bank syndicate which will provide up to $379 million of debt financing for seven Airbus A320 aircraft and three Airbus A321 aircraft scheduled for delivery under the Company's existing purchase agreement with Airbus between October 2014 and September 2015. Each loan to be extended under the Framework Agreement will be funded on or about the delivery date of each aircraft and will be secured by a first-priority security interest in the individual aircraft. Each loan will amortize quarterly on a mortgage-style basis, with senior loans having a 12-year term and junior loans having a 7-year term. Loans will bear interest payable quarterly on a floating rate basis, provided that the Company may elect in advance a fixed rate basis. On October 16, 2014, the Company took delivery of an A320 aircraft financed through the Framework Agreement and recorded debt of $37.0 million in relation to this transaction.

On October 23, 2014, the Company entered into forward interest rate swaps that fix the benchmark interest rate component of the forecasted interest payments on the debt related to three Airbus 321 aircraft with expected delivery dates ranging from July 2015 to September 2015 to limit the Company’s exposure to changes in the benchmark interest rate in the period from the trade date through the date of actual delivery. The interest rate swaps will be designated as cash flow hedges.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” and “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines is an ultra low-cost, low-fare airline headquartered in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus fleet currently operates more than 280 daily flights to over 55 destinations in the United States, the Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE."

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month and nine-month period ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Percent Change
	2014	2013
Operating Statistics (unaudited) (A):
Average aircraft	57.8	50.9	13.6%
Aircraft at end of period	58	51	13.7%
Airports served in the period	55	54	1.9%
Average daily aircraft utilization (hours)	12.7	12.8	(0.8)%
Average stage length (miles)	964	956	0.8%
Block hours	67,704	60,009	12.8%
Passenger flight segments (PFSs) (thousands)	3,752	3,374	11.2%
Revenue passenger miles (RPMs) (thousands)	3,656,842	3,241,309	12.8%
Available seat miles (ASMs) (thousands)	4,174,397	3,637,951	14.7%
Load factor (%)	87.6%	89.1%	(1.5) pts
Average ticket revenue per passenger flight segment ($)	84.50	82.84	2.0%
Average non-ticket revenue per passenger flight segment ($)	54.04	52.50	2.9%
Total revenue per passenger flight segment ($)	138.54	135.34	2.4%
Average yield (cents)	14.21	14.09	0.9%
RASM (cents)	12.45	12.55	(0.8)%
CASM (cents)	10.05	9.86	1.9%
Adjusted CASM (cents)	9.80	10.00	(2.0)%
Adjusted CASM ex fuel (cents)	5.92	5.86	1.0%
Fuel gallons consumed (thousands)	51,688	45,521	13.5%
Average economic fuel cost per gallon ($)	3.13	3.31	(5.4)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Nine Months Ended September 30,		Percent Change
	2014	2013
Operating Statistics (unaudited) (A):
Average aircraft	56.5	49.0	15.3%
Aircraft at end of period	58	51	13.7%
Airports served in the period	55	54	1.9%
Average daily aircraft utilization (hours)	12.7	12.7	—%
Average stage length (miles)	979	944	3.7%
Block hours	196,574	170,552	15.3%
Passenger flight segments (PFSs) (thousands)	10,584	9,253	14.4%
Revenue passenger miles (RPMs) (thousands)	10,452,588	8,833,712	18.3%
Available seat miles (ASMs) (thousands)	11,967,631	10,185,421	17.5%
Load factor (%)	87.3%	86.7%	0.6 pts
Average ticket revenue per passenger flight segment ($)	82.52	79.92	3.3%
Average non-ticket revenue per passenger flight segment ($)	55.15	53.49	3.1%
Total revenue per passenger flight segment ($)	137.67	133.41	3.2%
Average yield (cents)	13.94	13.97	(0.2)%
RASM (cents)	12.18	12.12	0.5%
CASM (cents)	9.96	10.02	(0.6)%
Adjusted CASM (cents)	9.86	9.97	(1.1)%
Adjusted CASM ex fuel (cents)	5.98	5.96	0.3%
Fuel gallons consumed (thousands)	147,766	126,832	16.5%
Average economic fuel cost per gallon ($)	3.15	3.22	(2.2)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the third quarter of 2014, we achieved a 19.3% operating margin, a decrease of 2.1 points compared to the prior year period. We generated pre-tax income of $100.2 million and net income of $67.0 million on operating revenues of $519.8 million. For the third quarter of 2013, we generated pre-tax income of $97.8 million and net income of $61.1 million on operating revenues of $456.6 million.
For the nine months ended September 30, 2014, we achieved a 18.2% operating margin, an increase of 0.8 points compared to the prior year period. We generated pre-tax income of $264.0 million and net income of $169.6 million on operating revenues of $1,457.1 million. For the nine months ended September 30, 2013, we generated pre-tax income of $214.3 million and net income of $133.7 million on operating revenues of $1,234.4 million.
Our adjusted CASM ex-fuel for the third quarter of 2014 was 5.92 cents, a 1.0% increase year over year. The increase on a per-ASM basis was primarily due to an increase in salaries, wages and benefits, landing fees and other rents, depreciation and amortization and aircraft rent expense per ASM. This increase was partially offset by lower passenger re-accommodation expense year over year driven by better operational performance during 2014, as compared to 2013.
As of September 30, 2014, we had 58 Airbus A320-family aircraft in our fleet comprised of 29 A319s, 27 A320s, and 2 A321s. With the scheduled delivery of 7 A320s during the remainder of 2014, we expect to end 2014 with 65 aircraft in our fleet.

Comparison of three months ended September 30, 2014 to three months ended September 30, 2013
Operating Revenues
Operating revenues increased $63.1 million, or 13.8%, to $519.8 million for the third quarter of 2014, as compared to the third quarter of 2013 due primarily to an increase in traffic of 12.8%. The year-over-year increase was driven by our growth in flight volume and higher operating yields.
Total revenue per available seat mile (RASM) for the third quarter of 2014 was 12.45 cents, a decrease of 0.8%, compared to the third quarter of 2013. A year-over-year increase in our average stage length contributed to a 0.4 percentage point decline in RASM for the third quarter of 2014. In addition, an increase in our flying on non-peak travel days resulted in a 1.5 point decrease in our average load factor year over year to 87.6%, which also contributed to the decrease in RASM.
In spite of the slight decrease in RASM, total revenue per passenger flight segment increased 2.4% from $135.34, in the third quarter of 2013, to $138.54 in the third quarter of 2014. Our average ticket fare per passenger flight segment increased from $82.84 to $84.50, or 2.0%, compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $52.50 to $54.04, or 2.9%, compared to the prior year period. The increase in non-ticket revenue was primarily driven by a higher volume of passengers electing to purchase seat assignments, largely due to a recent software update that enables us to sell seat assignments through more channels as well as a more rigorous approach to managing our seat inventory.

Operating Expenses
Operating expenses increased $60.8 million, or 16.9%, to $419.6 million for the third quarter of 2014 compared to $358.8 million for the third quarter of 2013, primarily due to our 14.7% capacity growth. The increases in operating expenses were driven mostly by aircraft fuel, salaries, wages and benefits, aircraft rent, and landing fees and other rents, which outpaced our growth in capacity, offset somewhat by lower re-accommodation expense as a result of improved operational reliability.
Aircraft fuel expense includes into-plane fuel expense (defined below), realized and unrealized net gains or losses from fuel derivatives which includes cash paid or received from settled derivatives, mark-to-market adjustments on our outstanding fuel derivatives, and premium gain or loss recognized related to fuel option contracts. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any fuel derivative instruments during 2014 or 2013 and, as a result, changes in the fair value of these fuel derivative contracts are recorded each period in aircraft fuel expense.

During the third quarter of 2014, we became aware of an underpayment of Federal Excise Tax (FET) for fuel purchases during the period between July 1, 2009 and August 31, 2014. The commencement of the period in which we underpaid FET coincided with a change in our fuel service provider that took place in July 2009. The amount of underpayment of jet fuel FET from July 1, 2009 through December 31, 2013 was $9.3 million along with an additional $2.1 million for the nine months ended September 30, 2014. The total amount of $11.4 million is recorded within aircraft fuel expense in the statement of operations for the three and nine months ended September 30, 2014, and considered a component of into-plane fuel expense. Approximately, $0.8 million of interest was incurred related to the past-due tax payments.
Aircraft fuel expense, our largest operating cost as a percentage of operating expenses, increased in the third quarter of 2014 by $26.6 million, or 18.3%, due primarily to the 12.8% increase in block hours as well as an additional $11.4 million recorded in the current period for unpaid jet fuel FET.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended September 30,		Percent Change
	2014	2013
	(in thousands, except per gallon amounts)
Fuel gallons consumed	51,688	45,521	13.5%
Into-plane fuel cost per gallon	$3.31	$3.16	4.7%
Into-plane fuel expense	$171,138	$143,978	18.9%
Cash paid (received) from settled derivatives, net	—	6,663	(100.0)%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	—	(5,655)	(100.0)%
Premium expense recognized related to fuel option contracts	446	—	100.0%
Aircraft fuel expense (per Statement of Operations)	$171,584	$144,986	18.3%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 4.7% was primarily a result of an additional $11.4 million, or $0.22 cents per gallon, of jet fuel FET recorded in the third quarter of 2014 described above.

We track economic fuel expense, which we believe is the best measure of the effect fuel prices are currently having on our business, because it most closely approximates the net cash outflow associated with purchasing fuel used for our operations during the period. We define economic fuel expense as into-plane fuel expense, realized gains or losses on derivative contracts, plus the economic premium expense related to fuel option contracts in the period the option is benefiting. The key difference between aircraft fuel expense as recorded in our statement of operations and economic fuel expense is unrealized mark-to-market changes in the value of aircraft fuel derivatives outstanding and the timing of premium gain or loss recognition on our outstanding fuel option contracts. In addition, in our calculation for economic fuel price for the current period, we are excluding the prior years' additional jet fuel FET amount of $9.3 million expensed in the third quarter of 2014, but including the year-to-date 2014 additional jet fuel FET amount of $2.1 million. Many industry analysts evaluate airline results using economic fuel expense and it is used in our internal management reporting.
The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended September 30,		Percent Change
	2014	2013
	(in thousands, except per gallon amounts)
Into-plane fuel expense	$171,138	$143,978	18.9%
Cash paid (received) from settled derivatives, net	—	6,663	(100.0)%
Economic premium expense related to fuel option contracts	151	—	100.0%
Prior years' additional federal excise tax	(9,278)	—	100.0%
Economic fuel expense	$162,011	$150,641	7.5%
Fuel gallons consumed	51,688	45,521	13.5%
Economic fuel cost per gallon	$3.13	$3.31	(5.4)%

We did not pay or receive cash from any derivatives that settled during the third quarter of 2014. Total net loss recognized for derivatives that settled during the third quarter of 2013 was $6.7 million. This amount represents the net cash paid for the settlement of derivatives. We had no unrealized gains and losses arising from mark-to-market adjustments to our outstanding fuel derivatives during the three months ended September 30, 2014. Total unrealized gains arising from mark-to-market adjustments to our outstanding fuel derivatives of $5.7 million for the quarter ended September 30, 2013 was mainly the result of increases in the fair value of our fuel hedge contracts (or decreases in our derivative liabilities) as our hedge contracts settled and were recognized as realized losses. For the quarter ended September 30, 2014, total premium expense recognized in earnings related to fuel option contracts was $0.4 million. We had no premium expense recognized in earnings for the quarter ended September 30, 2013.
Historically, during peak hurricane season (August through October), we enter into jet fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2014, we had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 32.0 million gallons, or approximately 29.2% of the our fourth quarter 2014 and first quarter 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $3.19 per gallon.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2014 and 2013, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended September 30,		Per-ASM Change	Percent Change
	2014	2013
	(in cents, except for percentages)
Aircraft fuel	4.11	3.99	0.12	3.0%
Salaries, wages, and benefits	1.90	1.84	0.06	3.3%
Aircraft rent	1.20	1.16	0.04	3.4%
Landing fees and other rents	0.66	0.61	0.05	8.2%
Distribution	0.48	0.49	(0.01)	(2.0)%
Maintenance, materials and repairs	0.47	0.46	0.01	2.2%
Depreciation and amortization	0.27	0.23	0.04	17.4%
Other operating	0.94	1.07	(0.13)	(12.1)%
Loss on disposal of assets	0.02	—	0.02	NA
Special charges (credits)	—	0.01	(0.01)	NA
CASM	10.05	9.86	0.19	1.9%
Adjusted CASM (1)	9.80	10.00	(0.20)	(2.0)%
Adjusted CASM ex fuel (2)	5.92	5.86	0.06	1.0%

(1)
For the three months ended September 30, 2014, adjusted CASM excludes premium expense related to fuel option contracts of 0.01 cent per ASM, loss on disposal of assets of 0.02 cents per ASM, special charges of less than 0.01 cent per ASM and prior year jet fuel FET of 0.22 cents per ASM. For the three months ended September 30, 2013, adjusted CASM excludes mark-to-market gains of 0.16 cents per ASM, loss on disposal of assets of less than 0.01 cent per ASM, and special charges of 0.01 cent per ASM.

(2)	Excludes aircraft fuel expense, loss on disposal of assets, and special charges and credits.
Our adjusted CASM ex-fuel for the third quarter of 2014 was up 1.0% as compared to the third quarter of 2013. The increase on a per-ASM basis was driven by an increase in salaries, wages and benefits, landing fees and other rents, depreciation and amortization and aircraft rent expense per ASM. This increase was partially offset by lower passenger re-accommodation year over year due to better operational performance during 2014, as compared to 2013.
Labor costs for the third quarter of 2014 increased $12.3 million, or 18.4%, compared to the third quarter of 2013, primarily driven by a 14.4% increase in our pilot and flight attendant workforce resulting from the introduction of seven new aircraft since the third quarter of 2013. On a per-ASM basis, labor costs outpaced our capacity growth due to an increase in our group health care costs and pilot wage costs resulting from the implementation of new crew duty and rest rules (FAR 117), that became effective January 2014, and from the ramping up of flight crew hiring in preparation for future aircraft deliveries. In addition, an increase in outstanding equity grants and an increase in our stock price over the last year has driven an increase in equity compensation expense.
Aircraft rent expense for the third quarter of 2014 increased by $7.9 million, or 18.7%, compared to the third quarter of 2013. All our aircraft are financed through operating leases. This increase in aircraft rent expense was primarily driven by the delivery of seven new aircraft subsequent to the end of the third quarter of 2013 and an increase of $1.0 million in supplemental rent in the current period. On a per-ASM basis, aircraft rent expense increased due to an increase in supplemental rent as well as higher rent rates on the new A320 aircraft added to our fleet since the corresponding 2013 period, as compared to older aircraft in our fleet which primarily consist of A319 aircraft.
Landing fees and other rents for the third quarter of 2014 increased $5.6 million, or 25.5%, as compared to the third quarter of 2013 primarily due to a 11.9% increase in departures as well as increased rates at certain airports where we operate. On a per-ASM basis, the increase in landing fees and other rents of 8.2%, as compared to the prior year period, was due to increased rates at certain airports as well as increased volume at higher-cost airports.
Distribution costs increased by $2.3 million, or 12.8%, in the third quarter of 2014 as compared to the third quarter of 2013. The increase was primarily due to increased sales volume. On a per-ASM basis, distribution costs decreased slightly due to a decrease of approximately 0.5 percentage points, year over year, in sales through third-party travel agents, which are generally more expensive than selling directly through our website. Furthermore, stability in credit card fee rates period over period contributed to the stability in distribution costs on a per-ASM basis.
Maintenance costs for the third quarter of 2014 increased by $2.7 million, or 16.1%, compared to the third quarter of 2013. The increase in maintenance costs on a dollar basis was primarily due to $2.3 million of expense recorded in the third quarter of 2014 in connection with an engine failure incident that occurred in 2013. For a detailed discussion of the engine expense, please see "Notes to Financial Statements - 6. Commitment and Contingencies." As our fleet ages, our aircraft require more comprehensive work during routine scheduled maintenance. We expect maintenance expense to increase significantly as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Depreciation and amortization increased by $2.9 million primarily due to higher amortization of deferred heavy maintenance. As our fleet continues to age, the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. In addition, we had higher depreciation expense resulting from the purchase of $13.1 million in spare rotable parts made during the third quarter of 2014.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $8.5 million and $6.5 million for the third quarters of 2014 and 2013, respectively. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $28.1 million and $23.4 million for the third quarters of 2014 and 2013, respectively.
Other operating expense for the third quarter of 2014 increased by $0.3 million, or 0.8%, compared to the third quarter of 2013 primarily due to our growth offset by a significant decrease in passenger re-accommodation expense due to improved operational reliability.

Other income (expenses)

Our interest expense and corresponding capitalized interest for the three months ended September 30, 2014 primarily represents interest related to underpayment of prior year jet fuel FET. Our interest expense and corresponding capitalized interest for the three months ended September 30, 2013 primarily represents interest charged under the tax receivable agreement (TRA). For a detailed discussion of the TRA, please see "Notes to Financial Statements - 8. Tax Receivable Agreement."

Income Taxes
Our effective tax rate for the third quarter of 2014 was 33.1% compared to 37.5% for the third quarter of 2013. The decrease in rate was related primarily to permanent foreign tax credits which we were able to utilize in the third quarter of 2014. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income. We do not believe our effective tax rate for the third quarter of 2014 is indicative of our effective tax rate for the full year or for future periods.

Comparison of nine months ended September 30, 2014 to nine months ended September 30, 2013
Operating Revenues
Operating revenues increased $222.7 million, or 18.0%, to $1,457.1 million for the nine months ended September 30, 2014, compared to the prior year period, as we achieved an 87.3% load factor on an increase in traffic of 18.3%.
Total RASM for the nine months ended September 30, 2014 was 12.2 cents, an increase of 0.5% compared to the same period of 2013. Total revenue per passenger flight segment increased 3.2% from $133.41 for the nine months ended September 30, 2013 to $137.67 for the nine months ended September 30, 2014. Our average ticket fare per passenger flight segment increased from $79.92 to $82.52, or 3.3%, compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $53.49 to $55.15, or 3.1%, compared to the prior year period. The increase in non-ticket revenue was primarily driven by a higher volume of passengers electing to purchase seat assignments, largely due to a recent software update that enables us to sell seat assignments through more channels as well as a more rigorous approach to managing our seat inventory. Additionally, in July 2013, we increased our passenger usage fee (PUF) helping to drive the increase in PUF fees year over year.

Operating Expenses
Operating expense increased for the nine months ended September 30, 2014 by $171.6 million, or 16.8%, compared to the same period for 2013 primarily due to our 17.5% capacity growth. The increases in salaries and wages, depreciation and amortization, landing fees and other rents and maintenance, materials and repairs expense, which outpaced our growth in capacity, were offset by lower re-accommodation expense as a result of improved operational reliability as well as lower aircraft rent resulting from renegotiated lease terms.
Aircraft fuel expense for the nine months ended September 30, 2014 increased $63.0 million, or 15.3%, compared to the prior year period primarily as a result of a 15.3% increase in block hours, offset by a decrease of $8.9 million in net realized and unrealized losses from fuel derivatives year over year.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Nine Months Ended September 30,		Percent Change
	2014	2013
	(in thousands, except per gallon amounts)
Fuel gallons consumed	147,766	126,832	16.5%
Into-plane fuel cost per gallon	$3.21	$3.17	1.3%
Into-plane fuel expense	$473,994	$402,066	17.9%
Cash paid (received) from settled derivatives, net	—	6,348	(100.0)%
Impact on fuel expense from unrealized (gains) and losses arising from mark-to-market adjustments to our outstanding fuel derivatives	—	3,489	(100.0)%
Premium expense recognized related to fuel option contracts	913	—	100.0%
Aircraft fuel expense (per Statement of Operations)	$474,907	$411,903	15.3%
The elements of the changes in economic fuel expense are illustrated in the following table:

	Nine Months Ended September 30,		Percent Change
	2014	2013
	(in thousands, except per gallon amounts)
Into-plane fuel expense	$473,994	$402,066	17.9%
Cash paid (received) from settled derivatives, net	—	6,348	(100.0)%
Economic premium expense related to fuel option contracts	151	—	100.0%
Prior years' additional federal excise tax	(9,278)	—	100.0%
Economic fuel expense	$464,867	$408,414	13.8%
Fuel gallons consumed	147,766	126,832	16.5%
Economic fuel cost per gallon	$3.15	$3.22	(2.2)%
We did not pay or receive cash from any derivatives that settled during the nine months ended September 30, 2014. Total net loss recognized for derivatives that settled during the nine months ended September 30, 2013 was $6.3 million. This amount represents the net cash paid for the settlement of derivatives.
As of September 30, 2014, we had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 32.0 million gallons, or approximately 29.2% of the our fourth quarter 2014 and first quarter 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $3.19 per gallon. We had no unrealized gains and losses arising from mark-to-market adjustments to our outstanding fuel derivatives during the nine months ended September 30, 2014. Total unrealized losses arising from mark-to-market adjustments to our outstanding fuel derivatives of $3.5 million for the nine months ended September 30, 2013 was due to a decrease in the market price, as indicated by the forward curve, for jet fuel when compared to that market as of the time of our derivative trade. For the nine months ended September 30, 2014, total premium expense recognized in earnings related to fuel option contracts was $0.9 million. We had no premium expense recognized in earnings for the nine months ended September 30, 2013.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2014 and 2013, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Per-ASM Change	Percent Change
	2014	2013
	(in cents, except for percentages)
Aircraft fuel	3.97	4.04	(0.07)	(1.7)%
Salaries, wages, and benefits	1.95	1.89	0.06	3.2%
Aircraft rent	1.21	1.23	(0.02)	(1.6)%
Landing fees and other rents	0.65	0.60	0.05	8.3%
Distribution	0.49	0.50	(0.01)	(2.0)%
Maintenance, materials and repairs	0.47	0.43	0.04	9.3%
Depreciation and amortization	0.28	0.22	0.06	27.3%
Other operating	0.93	1.09	(0.16)	(14.7)%
Loss on disposal of assets	0.01	—	0.01	NA
Special charges (credits)	—	—	—	NA
CASM	9.96	10.02	(0.06)	(0.6)%
Adjusted CASM (1)	9.86	9.97	(0.11)	(1.1)%
Adjusted CASM ex fuel (2)	5.98	5.96	0.02	0.3%

(1)
For the nine months ended September 30, 2014, adjusted CASM excludes premium expense related to fuel option contracts of 0.01 cent per ASM, loss on disposal of assets of 0.01 cent per ASM, special charges of less than 0.01 cent per ASM and prior year jet fuel FET of 0.08 cents per ASM. For the nine months ended September 30, 2013, adjusted CASM excludes mark-to-market losses of 0.03 cents per ASM, loss on disposal of assets of less than 0.01 cent per ASM, and special charges of less than 0.01 cent per ASM.

(2)	Excludes aircraft fuel expense, loss on disposal of assets, and special charges and credits.
Our adjusted CASM ex-fuel for the nine months ended September 30, 2014 increased by 0.3% as compared to the same period in 2013. The increase on a per-ASM basis was primarily due to an increase in salaries, wages and benefits expense, landing fees and other rents expense, depreciation and amortization expense, landing fees and other rents expense and maintenance, materials and repairs expense per ASM. This increase was partially offset by lower passenger re-accommodation year over year, due to better operational performance during 2014, as compared to 2013. In addition, on a per-ASM basis, aircraft rent expense decreased due to reduced rent expense related to 14 A319 aircraft for which lease extensions with reduced rates were negotiated with the lessor at the end of the second quarter of 2013.
Labor costs for the nine months ended September 30, 2014 increased $40.0 million, or 20.8%, compared to same period in 2013. The increase was primarily driven by a 19.1% increase in our pilot and flight attendant workforce resulting from the introduction of seven new aircraft since the end of the third quarter of 2013, the implementation of new crew duty and rest rules (FAR 117) beginning in January of 2014 which resulted in the hiring of additional pilots to fly our schedule, as well as a ramp up in hiring of pilots and flight attendants in anticipation of the seven new aircraft deliveries in the fourth quarter of 2014. On a per-ASM basis, labor costs outpaced our capacity growth primarily due to an increase in our group health care costs and the implementation of FAR 117, which resulted in carrying a higher ratio of pilots compared to the prior period.
Aircraft rent expense for the nine months ended September 30, 2014 increased by $19.5 million, or 15.6%, compared to the same period in 2013. This increase was primarily driven by the delivery of seven new aircraft subsequent to the end of the third quarter of 2013. On a per-ASM basis, aircraft rent expense decreased due to lease extensions that effectively lowered the lease rate for 14 A319 aircraft at the end of the second quarter of 2013. Therefore, we had a full nine months of reduced rents in 2014, compared to only four months of reduced rents in 2013.
Landing fees and other rents for the nine months ended September 30, 2014 increased $16.1 million, or 26.1%, as compared to the same period in 2013 primarily due to a 12.0% increase in departures as well as increased rates at certain airports where we operate. On a per-ASM basis, landing fees and other rents increased, as compared to the prior year period, due to increased rates at certain airports, expiration of incentives, as well as increased volume at higher-cost airports.
Distribution costs increased by $8.1 million, or 15.8%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was due primarily to increased sales volume and an increase of approximately 1.8 percentage points, year over year, in sales from third-party travel agents, which are more expensive than selling directly through our website. On a per-ASM basis, distribution costs remained relatively flat due to stability in credit card fee rates period over period.
Maintenance costs for the nine months ended September 30, 2014 increased by $12.6 million, or 28.6%, compared to the prior year period. During the third quarter of 2014, we recorded $2.3 million of expense in connection with an engine failure incident that occurred in 2013. For a detailed discussion of the engine expense, please see "Notes to Financial Statements - 6. Commitments and Contingencies." In addition, the increase in maintenance costs on a dollar basis and per unit basis resulted from an increase in both the number and cost of scheduled maintenance events during the nine months ended September 30, 2014 as compared to the prior year. As our fleet ages, our aircraft require more comprehensive work during routine scheduled maintenance. We expect maintenance expense to increase significantly as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Depreciation and amortization increased by $11.4 million primarily due to higher amortization of deferred heavy maintenance. As our fleet continue to age, the amount of deferred heavy maintenance events capitalized will increase and will result in an increase in the amortization of those costs.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $26.5 million and $16.3 million for the nine months ended of September 30, 2014 and 2013, respectively. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $82.9 million and $60.2 million for the nine months ended September 30, 2014 and 2013, respectively.
Other operating expense for the nine months ended September 30, 2014 increased by $0.2 million, or 0.2%, compared to the prior year period primarily due to our growth. The decrease on a per-ASM basis was due primarily due to lower passenger re-accommodation expense due to improved operational reliability.

Other income (expenses)

Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2014 primarily represents interest related to underpayment of prior year jet fuel FET and interest charged under the TRA. Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2013 primarily represents interest charged under the TRA. Other expense of $1.6 million for the nine months ended September 30, 2014 primarily relates to the settlement paid, during the second quarter of 2014, to the Pre-IPO Stockholders in excess of the liability we had previously estimated related to the TRA. For a detailed discussion of the TRA, please see "Notes to Financial Statements - 8. Tax Receivable Agreement."

Income Taxes
Our effective tax rate for the nine months ended September 30, 2014 was 35.8% compared to 37.6% for the nine months ended September 30, 2013. The decrease in rate was primarily due to permanent foreign tax credits which we were able to utilize in the third quarter of 2014. In arriving at these rates, we considered a variety of factors, including our forecast full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income. We do not believe our effective tax rate for the nine months ended September 30, 2014 is indicative of our effective tax rate for the full year or for future periods.

Liquidity and Capital Resources

Cash at September 30, 2014 was $588.5 million, an increase of $57.8 million, from December 31, 2013. Our primary use of cash is for working capital needs, aircraft and engine pre-delivery deposit payments (PDPs), maintenance reserves and other capital expenditures.
Currently, our single largest capital need is to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. In the nine months ended September 30, 2014, $20.4 million of PDPs were returned to us related to delivered aircraft and engines in the period, and we paid $136.4 million for future deliveries of aircraft and spare engines. As of September 30, 2014, we have $269.7 million of PDPs on our balance sheet.
In addition to funding the acquisition of our fleet, we are required to make maintenance reserve payments for a majority of our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the nine months ended September 30, 2014, we recorded an increase of $29.0 million in maintenance reserves, net of reimbursements, and as of September 30, 2014, we had $247.7 million ($52.8 million in prepaid expenses and other current assets and $194.9 million in aircraft maintenance deposits) on our balance sheet.
We have secured third-party financing commitments for our next seven aircraft deliveries from Airbus, scheduled for delivery in 2014, and for six aircraft being delivered in 2015. We do not have financing commitments in place for the remaining 95 Airbus aircraft currently on firm order. Future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
Net Cash Flows Provided By Operating Activities. Operating activities in the nine months ended September 30, 2014 provided $206.3 million in cash compared to $173.6 million provided in the nine months ended September 30, 2013. The increase resulted from increased net income for the nine months ended September 30, 2014 as compared to the prior year period, slightly offset by higher payments made on prepaid maintenance reserves.
Net Cash Flows Used In Investing Activities. In the nine months ended September 30, 2014, investing activities used $142.2 million, compared to $58.4 million used in the prior year period. Paid PDPs, net of refunds, increased period over period driven by the timing of aircraft deliveries expected through the end of 2014 and 2015. Capital expenditures increased slightly period over period driven by the purchase of $13.1 million million in rotable spare inventory during the third quarter of 2014.
Net Cash Flows (Used in) Provided By Financing Activities. During the nine months ended September 30, 2014, financing activities used $6.2 million primarily due to a payment made to pre-IPO shareholders, pursuant to the tax receivable agreement, during the second quarter of 2014. For a detailed discussion of the TRA, please see "Notes to Financial Statements - 8. Tax Receivable Agreement." In the prior year, financing activities provided $8.1 million mainly resulting from a sale and leaseback transaction of a spare engine.

Commitments and Contractual Obligations
The following table discloses aggregate information about our contractual obligations as of September 30, 2014 and the periods in which payments are due (in millions):

	Remainder of 2014	2015 - 2016	2017 - 2018	2019 and beyond	Total
Operating lease obligations	$58	$436	$359	$659	$1,512
Flight equipment purchase obligations	287	1,259	1,372	2,208	5,126
Other	1	10	7	—	18
Total future payments on contractual obligations	$346	$1,705	$1,738	$2,867	$6,656

A majority of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are approximately $1.8 million for the remainder of 2014, $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, and $18.4 million in 2019 and beyond.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as all 58 of our aircraft are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 and 2026. Aircraft rent payments were $50.5 million and $43.1 million for the three months ended September 30, 2014 and 2013, respectively, and $147.5 million and $125.3 million for the nine months ended September 30, 2014 and 2013, respectively. Our aircraft lease payments for 53 of our aircraft are fixed-rate obligations. Five of our aircraft leases provide for variable rent payments, which fluctuate based on changes in LIBOR (the London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2014, our aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
remainder of 2014	7					7
2015	8		6		1	15
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	28	40	30	10	5	113
We also have six spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2014 through 2024. Committed expenditures for these aircraft and related flight equipment, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be approximately $287 million for the remainder of 2014, $658 million in 2015, $601 million in 2016, $757 million in 2017, $615 million in 2018 and $2,208 million in 2019 and beyond.
As of September 30, 2014, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $4.2 million.
As of September 30, 2014, we had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount of $34.5 million. As of September 30, 2014, we had drawn $11.7 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of September 30, 2014, we did not hold any derivatives with requirements to post collateral.
As of September 30, 2014, we had $6.3 million in uncollateralized surety bonds and a $25.1 million in unsecured standby letter of credit facilities of which $10.1 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding mark-to-market gains or losses, the change in value of the option premium recognized in earnings and prior years' federal excise tax, including the cost of economic premium recognized over the period the option is benefiting, loss on disposal of assets, and special charges (credits), divided by ASMs.
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
“Average economic fuel cost per gallon” means total aircraft fuel expense, excluding mark-to-market gains and losses, the change in value of the option premium recognized in earnings and prior years' federal excise tax, plus the cost of economic premium recognized over the period the option is benefiting, divided by the total number of fuel gallons consumed.
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
"IAM" means the International Association of Machinists and Aerospace Workers.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2014 and 2013 represented 39.8% and 40.4% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $61.5 million. To attempt to manage fuel price risk, from time to time we use jet fuel options or jet fuel swaps to mitigate a portion of the crack spread between crude and jet fuel. As of September 30, 2014, we had jet fuel option agreements in place to protect 32.0 million gallons, or approximately 29.2% of our fourth quarter 2014 and first quarter 2015 anticipated jet fuel consumption at a weighted-average ceiling price of $3.19 per gallon.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1
Framework Agreement, dated as of October 1, 2014 by and between Spirit Airlines, Inc., BNP Paribas, New York Branch, Landesbank Hessen-Thuringen Girozentrale, Natixis, New York Branch, KfW IPEX-Bank GmbH, Investec Bank PLC and Wilmington Trust Company.

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

*
Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

Date: October 28, 2014	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer