Form 10-K
period 2014-12-31
Spirit Airlines, Inc.
filed 2015-02-18
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ☑     Accelerated filer    ☐      Non-accelerated filer   ☐     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.6 billion computed by reference to the last sale price of the common stock on the NASDAQ Global Select Market on June 30, 2014, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 6, 2015:

Class	Number of Shares
Common Stock, $0.0001 par value per share	72,775,915

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2014.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview
Spirit Airlines is an ultra low-cost, low-fare airline based in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus fleet currently operates more than 300 daily flights to 56 destinations in the United States, Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE."

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally by offering customers our Bare Fares TM, which are unbundled base fares that remove components traditionally included. We then give customers Frill Control TM, which provides customers the freedom to save by paying only for the options they choose such as bags, advance seat assignments and refreshments, which we record in our financial statements as non-ticket revenue.
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
Our Business Model

Our ULCC business model provides customers very low, unbundled base fares with a range of optional services, allowing customers the freedom to choose only the options they value. The success of our model is driven by our low cost structure, which permits us to offer very low base fares while maintaining one of the highest profit margins in the industry.
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
We compete based on total price. We believe other airlines have used an all-inclusive price concept to effectively raise total prices to consumers, rather than lowering fares by unbundling each product or service. For example, carriers that tout “free bags” have included the cost of checking bags in the total ticket price, which does not allow passengers to see how much they would save if they did not check luggage. We believe that we and our customers benefit when we allow our customers to know the total price of their travel by breaking out the cost of optional products or services. Customers booking through our website are easily able to compare the total cost of flying with us versus flying with another airline.
We allow our customers to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower than other airlines on average. In 2014, we launched an aggressive new brand campaign to educate the public on how Spirit's unbundled pricing model works and how that gives them choice and saves them money compared to other airlines.

Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:
Ultra-Low Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the Americas. We believe this cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain among the highest operating margins in our industry and support continued growth. Our operating costs per available seat mile (CASM) of 9.65 cents in 2014, were significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:

•	high aircraft utilization;

•	high-density seating configurations on our aircraft, which is part of our Plane Simple TM strategy with its dense seating configurations and simplified onboard product designed to lower costs;

•	no hub-and-spoke inefficiencies;

•	highly productive workforce;

•	opportunistic outsourcing of operating functions;

•	operating our Fit Fleet TM, a modern single fleet type of Airbus A320-family aircraft with common flight crews across it;

•	reduced sales, marketing and distribution costs through direct-to-consumer marketing;

•	efficient flight scheduling, including minimal ground times between flights; and

•	a company-wide business culture that is keenly focused on driving costs lower.
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to produce significant non-ticket revenue generation, which allows us to stimulate passenger demand for our product by lowering base fares and enabling passengers to identify, select and pay for the products and services they want to use. Our unbundled strategy has enabled us to grow average non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $55 in 2014 by:

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
Resilient Business Model and Customer Base. By focusing on price-sensitive travelers, we have maintained relatively stable unit revenue and profitability during volatile economic periods because we are not highly dependent on premium-fare business traffic. We believe our growing customer base is more resilient than the customer bases of most other airlines because our low fares and unbundled service offering appeal to price-sensitive travelers. For example, in 2009, when premium-fare business traffic dried up due to the economic recession, our operating revenue per available seat mile (RASM) declined 1.9%, compared to an average U.S. airline industry decline of over 9%.
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
Experienced International Operator. We believe we have substantial experience in foreign local aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2014, 2013 and 2012, no revenue from any one foreign country represented greater than 4% of the our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
Financial Strength Achieved with Focus on Cost Discipline. We believe our ULCC business model has delivered strong financial results in both favorable and more difficult economic times. We have generated these results by:

•	keeping a consistent focus on maintaining low unit operating costs;

•	ensuring our sourcing arrangements with key third parties are regularly benchmarked against the best industry standards;

•
generating and maintaining an adequate level of liquidity to insulate against volatility in key cost inputs, such as fuel, and in passenger demand that may occur as a result of changing general economic conditions.

Route Network
As of December 31, 2014, our route network included 151 markets served by 56 airports throughout North America, Central America, South America and the Caribbean.
Below is a route map of our current network, which includes seasonal routes and routes announced as of February 6, 2015 for which service has not yet started:

PORTLAND
MINNEAPOLIS / ST. PAUL
PLATTSBURGH / MONTREAL
NIAGARA FALLS / TORONTO
CHICAGO / O'HARE
DETROIT
BOSTON
CLEVELAND
LATROBE / PITTSBURGH
NEW YORK / LAGUARDIA
DENVER
KANSAS CITY
PHILADELPHIA
ATLANTIC CITY
BALTIMORE / WASHINGTON, D.C.
CHARLESTON
OAKLAND
LAS VEGAS
LOS ANGELES
SAN DIEGO
PHOENIX
DALLAS / FORT WORTH
ATLANTA
MYRTLE BEACH
NEW ORLEANS
HOUSTON / INTERCONTINENTAL
ORLANDO
TAMPA
FT. MYERS
WEST PALM BEACH
FT. LAUDERDALE
SAN SALVADOR BAHAMAS operates for Club Med
LOS CABOS MEXICO
CANCUN MEXICO
TOLUCA / MEXICO CITY MEXICO
SANTIAGO DOMINICAN REPUBLIC
PUNTA CANA DOMINICAN REPUBLIC
SAN JUAN PUERTO RICO
MONTEGO BAY JAMAICA
PORT AU PRINCE HAITI
ST. THOMAS
KINGSTON JAMAICA
SANTO DOMINGO DOMINICAN REPUBLIC
AGUADILLA PUERTO RICO
ST. MAARTEN
GUATEMALA CITY GUATEMALA
SAN PEDRO SULA HONDURAS
SAN SALVADOR EL SALVADOR
MANAGUA NICARAGUA
ARUBA
PANAMA CITY PANAMA
CARTAGENA COLOMBIA
SAN JOSÉ COSTA RICA
MEDELLÍN COLOMBIA
BOGOTÁ COLOMBIA
ARMENIA COLOMBIA
LIMA PERU

Nonstop service between Houston and Cancun, Los Cabos, Managua, San Jose, San Pedro Sula, San Salvador and Toluca / Mexico City is subject to government approval

Our network expansion targets underserved and/or overpriced markets. We utilize a rigorous process to identify growth opportunities to deploy new aircraft where we believe they will be most profitable. To monitor the profitability of each route, we analyze weekly and monthly profitability reports as well as near term forecasting.

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
Our single largest overlap, at approximately 51% of our markets as of January 12, 2015, is with American Airlines. Our principal competitors on domestic routes are American Airlines, Southwest Airlines, United Airlines and Delta Air Lines. Our principal competitors for service from South Florida to our markets in the Caribbean and Latin America are American Airlines through its hub in Miami and JetBlue Airways through its operations in Fort Lauderdale. Our principal competitive advantages are our low base fares and our focus on the price-sensitive traveler who pays his or her own travel costs. These low base fares are facilitated by our low unit operating costs, which in 2014 were among the lowest in the airline industry. We believe our low costs coupled with our non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
The airline industry is particularly susceptible to price discounting because, once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. The expenses of a scheduled aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flier initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize RASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is unable to fill at higher rates. A key element to our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets.

Seasonality

Our business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends.
Distribution

The majority of our tickets are sold through direct channels including online via www.spirit.com, our call center and the ticket counter, with spirit.com being the primary channel. We also partner with a number of third parties to distribute our tickets, including online and traditional travel agents and electronic global distribution systems.
Customers

We believe our customers are primarily leisure travelers who make their purchase decision based on price. By focusing on lowering our cost structure, we can successfully sell tickets at low fares while maintaining a strong profit margin.
Customer Service
We are committed to taking care of our customers. We believe focusing on customer service in every aspect of our operations including personnel, flight equipment, in-flight and ancillary amenities, on-time performance, flight completion ratios, and baggage handling will strengthen customer loyalty and attract new customers. We proactively aim to improve our operations to ensure further improvement in customer service.
In response to customer and other demands, we modified our online booking process to allow our customers to see all available options and their prices prior to purchasing a ticket, and have initiated a campaign that illustrates our total prices are lower, on average, than our competitors, even when options are included.
Fleet
We fly only Airbus A320 family aircraft, which provides us significant operational and cost advantages compared to airlines that operate multiple aircraft types. By operating a single aircraft type, we avoid the incremental costs of training crews across multiple types. Flight crews are entirely interchangeable across all of our aircraft, and maintenance, spare parts inventories and other operational support remains highly simplified compared to those airlines with more complex fleets. Due to this commonality among Airbus single-aisle aircraft, we can retain the benefits of a fleet comprised of a single type of aircraft while still having the flexibility to match the capacity and range of the aircraft to the demands of each route.
As of December 31, 2014, we had a fleet of 65 Airbus single-aisle aircraft, consisting of 29 A319s, 34 A320s and 2 A321s, and the average age of the fleet was 5.1 years. As of December 31, 2014, we had 4 aircraft financed through senior and junior long-term debt with terms of 12 and 7 years, respectively, and 61 aircraft financed under operating leases with expirations between 2016 and 2025.
As of December 31, 2014, firm aircraft orders consisted of 101 A320 family aircraft (21 of the existing A320 aircraft model, 40 A320neos, 30 of the existing A321 model and 10 A321neos) with Airbus and 5 direct operating leases for A320neos with a third-party lessor. As of December 31, 2014, spare engine orders consisted of five V2500 SelectOne engines with IAE and nine PurePower PW 1100G-JM engines with Pratt & Whitney. Aircraft are scheduled for delivery from 2015 through 2021 and spare engines are scheduled for delivery from 2015 through 2024. The firm aircraft orders provide for capacity growth as well as the flexibility to replace all or some of the 65 aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit.
Consistent with our ULCC business model, each of our aircraft is configured with a high density seating configuration, which helps us maintain a lower unit cost and pass savings to our customers. Our A319s accommodate 145 passengers (compared to 128 on United and American Airlines), our A320s accommodate 178 passengers (compared to currently 150 on United and JetBlue) and our A321s accommodate 218 passengers (compared to a current maximum of 181 on American Airlines and 190 on JetBlue).
Maintenance and Repairs
We have a Federal Aviation Administration (FAA) mandated and approved maintenance program, which is administered by our technical services department. Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft.
Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 24 months. Heavy engine maintenance is performed approximately every four to six years and includes a more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for our current fleet and future deliveries with IAE and Pratt & Whitney for our engine overhaul services and Lufthansa Technik on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.
Our recent maintenance expenses have been lower than what we expect to incur in the future because of the relatively young age of our aircraft fleet. Our maintenance costs are expected to increase as the scope of repairs increases with the increasing age of our fleet. As our aircraft age, scheduled scope of work and frequency of unscheduled maintenance events is likely to increase like any maturing fleet. Our aircraft utilization rate could decrease with the increase in aircraft maintenance.
Employees
Our business is labor intensive, with labor costs representing approximately 19.9%, 19.1% and 19.1% of our total operating costs for 2014, 2013 and 2012, respectively. As of December 31, 2014, we had 1,035 pilots, 1,490 flight attendants, 26 flight dispatchers, 396 mechanics, 883 airport agents/other and 389 employees in administrative roles for a total of 4,219 employees. As of December 31, 2014, approximately 67% of our employees were represented by four labor unions. On an average full-time equivalent basis, for the full year 2014, we had 3,722 employees, compared to 3,224 in 2013.
FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown and be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements, including recurrent training and recent flying experience. Mechanics, quality-control inspectors and flight dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.
The Railway Labor Act, or RLA, governs our relations with labor organizations. Under the RLA, our collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board, or NMB, to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even for a few years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists. If an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board, or PEB, may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization and the airline each may resort to “self-help,” including, for the labor organization, a strike or other labor action, and for the airline, the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. The table below sets forth our employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	August 2015
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007
Dispatchers	Transport Workers Union (TWU)	August 2018
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAM)	TBD
In August 2014, under the supervision of the NMB, we reached a tentative agreement with the AFA-CWA for a five-year contract with the Company's flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On October 1, 2014, we were notified that the flight attendants voted not to ratify the tentative agreement. We will continue to work together with the AFA-CWA and the NMB with a goal of reaching a mutually beneficial agreement. On July 8, 2014, approximately 250 ramp service agents directly employed by the Company voted to be represented by the IAM. As of December 31, 2014, these ramp service agents served 4 of the 56 airports where we operate. We have begun the process of negotiating a collective bargaining agreement with the IAM.
We focus on hiring highly productive employees and, where feasible, designing systems and processes around automation and outsourcing in order to maintain our low cost base.
Safety and Security
We are committed to the safety and security of our passengers and employees. We strive to comply with or exceed health and safety regulation standards. In pursuing these goals, we maintain an active aviation safety program. All of our personnel are expected to participate in the program and take an active role in the identification, reduction and elimination of hazards.
Our ongoing focus on safety relies on training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our business including: flight operations, maintenance, in-flight, dispatch and station operations. The Transportation Security Administration, or TSA, is charged with aviation security for both airlines and airports. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, customers, equipment and facilities are exercised throughout our business.
Insurance
We maintain insurance policies we believe are customary in the airline industry and as required by the Department of Transportation (DOT). The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire and extended coverage; directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; and workers’ compensation and employer’s liability. As of July 2014, we obtained third-party war risk (terrorism) insurance from the commercial market. Previous to this date, we obtained this insurance through a special program administered by the FAA, which was discontinued in late 2014. Renewing coverage from commercial underwriters could result in a change in premium and more restrictive terms. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.
Management Information Systems
We have continued our commitment to technology improvements to support our ongoing operations and initiatives. During 2013, we completed the integration of a new SAP Enterprise Resource Planning application, which replaced our general ledger, accounts payable, accounts receivable, cash management and fixed asset systems. The conversion was designed to improve our key business processes by implementing an integrated tool to increase efficiency, consistency, data accuracy and cost effectiveness. During 2014, and continuing through 2015, we are implementing a new scalable maintenance, repair, operations (MRO) system. This system will improve the tracking of all maintenance related financial transactions.
Foreign Ownership
Under DOT regulations and federal law, we must be controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.
We believe we are currently in compliance with such foreign ownership rules.
Government Regulation
Operational Regulation
The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the FAA. The DOT has jurisdiction over economic issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability and disabled passenger transportation, among other areas, several of which were included in rules that became effective in 2011 and 2012 relating to, among other things, how airlines handle interactions with passengers through advertising, the reservation process, at the airport and on board the aircraft. Additional consumer rules proposed in 2014 that would require airlines to disclose through all points of sale the fees for certain basic ancillary services associated with the air transportation consumers are buying or considering buying may be implemented in 2015. Additional disabled passenger rules may be proposed in 2015. See “Risk Factors—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.”
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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2014, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. In 2014, the FAA issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, known as FAR 117 which became effective on January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments, and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. FAR 117 has resulted in increased pilot costs as we were required to hire more pilots in order to comply with the regulations. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
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
Security Regulation
The TSA was created in 2001 with the responsibility and authority to oversee the implementation, and ensure the adequacy, of security measures at airports and other transportation facilities. Funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee). For the first half of 2014, this fee was $2.50 per passenger flight segment, subject to a $5 per one-way trip cap. Effective July 1, 2014, the security fee was set at a flat rate of $5.60 each way. On December 19, 2014 a new law took effect which limits a round-trip fee to $11.20. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. In addition, for the majority of 2014, the TSA assessed an Aviation Security Infrastructure Fee, or ASIF, on each airline. This fee was eliminated by the TSA effective October 1, 2014.
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

ITEM 1A.    RISK FACTORS

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Forward-looking statements may include words such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” “predict,” “potential” and similar expressions indicating future results or expectations, as they relate to our company, our business and our management, are intended to identify forward-looking statements. Forward-looking statements should not be read as guarantees of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved, if at all. Forward-looking statements are based on information available at the time those statements are made and/or management's good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements. Therefore, actual results may differ materially from what is expressed in or indicated by our forward-looking statements or from historical experience or our present expectations. Known material risk factors that could cause these differences are set forth below under "Risk Factors." Additional risks or uncertainties (i) that are not currently known to us, (ii) that we currently deem to be immaterial, or (iii) that could apply to any company, could also materially adversely affect our business, financial condition, or future results. You should carefully consider the risks described below and the other information in this report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. References in this report to “Spirit,” “we,” “us,” “our,” or the “Company” shall mean Spirit Airlines, Inc., unless the context indicates otherwise.

Risks Related to Our Industry
We operate in an extremely competitive industry.
We face significant competition with respect to routes, fares and services. Within the airline industry, we compete with traditional network airlines, other low-cost airlines and regional airlines on many of our routes. Competition in most of the destinations we presently serve is intense, due to the large number of carriers in those markets. Furthermore, other airlines may begin service or increase existing service on routes where we currently face no or little competition. Most of our competitors are larger and have significantly greater financial and other resources than we do.
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
Aircraft fuel costs represent our single largest operating cost, accounting for 38.9%, 40.2% and 41.2% of our total operating expenses for 2014, 2013 and 2012, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could cause disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supplies. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources.
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
From time to time, we enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. Our derivatives generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options are used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2014, we had jet fuel option agreements in place to protect approximately 35% of our 2015 anticipated fuel consumption. There can be no assurance that we will be able to enter into fuel derivative contracts in the future. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”

Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
During 2014, 2013 and 2012, we generated non-ticket revenues of $786.6 million, $668.4 million and $535.6 million, respectively. Our non-ticket revenues are generated from charges for, among other things, baggage, bookings through certain of our distribution channels, advance seat selection, itinerary changes and loyalty programs. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and Federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
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
The airline industry faces ongoing security concerns and related cost burdens, furthered by threatened or actual terrorist attacks or other hostilities that could significantly harm our industry and our business.
The terrorist attacks of September 11, 2001 and their aftermath negatively affected the airline industry. The primary effects experienced by the airline industry included:

•	substantial loss of revenue and flight disruption costs caused by the grounding of all commercial air traffic in or headed to the United States by the FAA for three days after the terrorist attacks;

•	increased security and insurance costs;

•	increased concerns about future terrorist attacks;

•	airport shutdowns and flight cancellations and delays due to security breaches and perceived safety threats; and

•	significantly reduced passenger traffic and yields due to the subsequent dramatic drop in demand for air travel.
Since September 11, 2001, the Department of Homeland Security and the Transportation Security Administration, or TSA, have implemented numerous security measures that restrict airline operations and increase costs, and are likely to implement additional measures in the future. For example, following the widely publicized attempt of an alleged terrorist to detonate plastic explosives hidden underneath his clothes on a Northwest Airlines flight on Christmas Day in 2009, passengers became subject to enhanced random screening, which included pat-downs, explosive detection testing and body scans. Enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to consumers in the form of higher prices. Any future terrorist attacks or attempted attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a material adverse effect on our business, results of operations and financial condition and on the airline industry in general.
Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel related taxes or the outbreak of disease, any of which could harm our business, operating results and financial condition.
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, increased security measures, new travel related taxes and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean as well as other areas of the eastern United States (such as Hurricane Sandy in October 2012), winter snowstorms or the January 2010 earthquakes in Port-au-Prince, Haiti, can cause flight cancellations or significant delays. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors could harm our business, results of operations and financial condition. Similarly, outbreaks of pandemic or contagious diseases, such as ebola, measles, avian flu, severe acute respiratory syndrome (SARS) and H1N1 (swine) flu, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Increased travel taxes, such as those provided in the Travel Promotion Act, enacted March 10, 2010, which charges visitors from certain countries a $10 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
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
Our business is labor intensive, with labor costs representing approximately 19.9%, 19.1% and 19.1% of our total operating costs for 2014, 2013 and 2012, respectively. As of December 31, 2014, approximately 67% of our workforce was represented by labor unions. We cannot assure you that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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
Our flight operations were shut down due to a strike by our pilots beginning on June 12, 2010 and lasting until we and the union representing our pilots reached a tentative agreement for a new contract. Under a Return to Work Agreement, we began to resume flights on June 17, 2010 and resumed our full flight schedule on June 18, 2010. On August 1, 2010, we and the pilots’ union executed a five-year collective bargaining agreement. This agreement becomes amendable in 2015. This shutdown had a material adverse effect on our results of operations for 2010.
We entered into a five-year agreement with our flight dispatchers in August 2013. In August 2014, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On October 1, 2014, we were notified that the flight attendants voted not to ratify the tentative agreement. We will continue to work together with the AFA-CWA and the NMB with a goal of reaching a mutually beneficial agreement. In July 2014, approximately 250 ramp service agents directly employed by the Company voted to be represented by the International Association of Machinists and Aerospace Workers (IAM). As of December 31, 2014, these ramp service agents served 4 of the 56 airports where we operate. We have begun the process of negotiating a collective bargaining agreement with the IAM. If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.
We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2014, our 65 aircraft fleet consisted of 61 aircraft financed under operating leases and 4 aircraft financed under debt arrangements. In 2014 and 2013, we paid the lessors rent of $198.7 million and $166.3 million, respectively, and maintenance deposits net of reimbursements of $31.9 million and $24.1 million, respectively. As of December 31, 2014, we had future operating lease obligations of approximately $1.7 billion. In 2014 and 2013, we had no payments related to debt arrangements as we entered into these arrangements in late 2014 and repayment commences in 2015. As of December 31, 2014, we had future principal debt obligations of approximately $148.0 million, of which $10.4 million is due in 2015. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt and Whitney for delivery over the next several years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, further weakening or improving in the U.S. economy, as well as general economic and political conditions and other factors that are, to some extent, beyond our control. The amount of our aircraft related fixed obligations could have a material adverse effect on our business, results of operations and financial condition and could:

•
require a substantial portion of cash flow from operations for operating lease and maintenance deposit payments, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to make required pre-delivery deposit payments, or PDPs, including those payable to our aircraft and engine manufacturers for our aircraft and spare engines on order;

•	limit our ability to obtain additional financing to support our expansion plans and for working capital and other purposes on acceptable terms or at all;

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

A failure to pay our operating lease, debt and other fixed cost obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.
We are highly dependent upon our cash balances and operating cash flows.
As of December 31, 2014, we had access to lines of credit from four counterparties to our jet fuel derivatives and our purchase credit card issuer aggregating to $56.6 million. These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
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
In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, IAE and Pratt and Whitney over the next several years, and we will need to finance these purchases. We may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of PDPs, or for other working capital. Factors that affect our ability to raise financing or access the capital markets include market conditions in the airline industry, economic conditions, the perceived residual value of aircraft and related assets, the level and volatility of our earnings, our relative competitive position in the markets in which we operate, our ability to retain key personnel, our operating cash flows and legal and regulatory developments. Regardless of our creditworthiness, at times the market for aircraft purchase or lease financing has been very constrained due to such factors as the general state of the capital markets and the financial position of the major providers of commercial aircraft financing.
Our liquidity and general level of capital resources impact our ability to hedge our fuel requirements.
We enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2014, we had jet fuel option agreements in place to protect approximately 35% of our 2015 anticipated fuel consumption. There can be no assurance that we will be able to enter into fuel derivative contracts in the future. In the past, we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. In a falling fuel environment, we may be forced to make cash payments to the counterparties which may impair our liquidity position and increase our costs. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited, because we set the price of tickets in advance of knowing our fuel costs at the time the tickets are flown. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited.
We rely on maintaining a high daily aircraft utilization rate to implement our low cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 12.7 hours, 12.7 hours and 12.8 hours for 2014, 2013 and 2012, respectively. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2014, the average age of our aircraft was approximately 5.1 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. We expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay supplemental rent, also known as maintenance reserves, to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. We expect scheduled and unscheduled aircraft maintenance expenses to increase as a percentage of our revenue over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical

Accounting Policies and Estimates—Aircraft Maintenance, Materials and Repair Costs and Heavy Maintenance Amortization” and “—Maintenance Reserves.”
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
We are subject to extensive and increasing regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.

Airlines are subject to extensive and increasing regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT finalized rules in April 2010 requiring new procedures for customer handling during long onboard tarmac delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of these rules. A second set of DOT final rules, which became effective in August 2011 and January 2012, addresses, among other things, concerns about how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft, including requirements for disclosure of base fares plus a set of regulatorily dictated options and limits on cancellations and service charges for changes and cancellations. Additional consumer passenger rules were proposed in 2014 which may be implemented in 2015 and additional disability rules may be proposed in 2015. In addition, during 2014, the FAA issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action.
We cannot assure you that compliance with these rules will not have a material adverse effect on our business.

In August 2010, the Airline Baggage Transparency and Accountability Act was introduced in the United States Senate. This legislation, as proposed, would have increase disclosure regarding fees for airline ticket sales, impose federal taxes on charges for carry-on and checked baggage, authorize the DOT's Aviation Consumer Protection Division to oversee lost and stolen baggage claims, and require data collection and the public release of collected data concerning airline handling of lost, damaged and stolen luggage. In early 2011, the United States Senate passed an amendment to the FAA reauthorization bill that, if enacted, would have imposed federal taxes at a rate of 7.5% on charges for carry-on baggage. If the Airline Baggage Transparency and Accountability Act, the Senate amendment to the FAA reauthorization bill or similar legislation were to be enacted, it is uncertain what effect it would have on our results of operations and financial condition.

We cannot assure you that these and other laws or regulations enacted in the future will not harm our business. In addition, the TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. In July 2014, the TSA implemented an increased passenger security fee at a flat rate of $5.60. On December 19, 2014, a new law took effect which limits a round-trip fee to $11.20. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

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
As of December 31, 2014, we had a single fuel service contract with World Fuel Services Corporation to manage the sourcing and contracting of our fuel supply. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
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
In the past, we have experienced a relatively high number of customer complaints related to, among other things, our customer service and reservations and ticketing systems. In particular, we generally experience a higher volume of complaints when we make changes to our unbundling policies, such as charging for baggage. In addition, in 2009, we entered into a consent order with the DOT for our procedures for bumping passengers from oversold flights and our handling of lost or damaged baggage. Under the consent order, we were assessed a civil penalty of $375,000, of which we were required to pay $215,000 based on an agreement with the DOT and our not having similar violations in the year after the date of the consent order. If we do not meet our customers' expectations with respect to reliability and service, customers could decide not to fly with us, which would adversely affect our business and reputation.
We depend on a limited number of suppliers for our aircraft and engines.
One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE. If Airbus, IAE, or Pratt and Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft or components that we operate were discovered that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. The use of our aircraft could be suspended or restricted by regulatory authorities in the event of any actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.
Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the domestic U.S., Caribbean or Latin American markets could harm our business, results of operations and financial condition.
A significant portion of our operations are conducted to and from the domestic U.S., Caribbean or Latin American markets. Our business, results of operations and financial condition could be harmed if we lost our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, negative public perception of these destinations, unfavorable weather conditions, or terrorist related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. Many of the countries we serve are experiencing either economic slowdowns or recessions, which may translate into a weakening of demand and could harm our business, results of operations and financial condition.
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
As of July 2014, we obtained third-party war risk insurance, which insures against some risks of terrorism, from the commercial market. Previous to this date, we obtained this insurance through a special program administered by the FAA, which was discontinued late 2014. Renewing coverage from commercial underwriters may result in higher premiums and more restrictive terms. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain adequate war risk insurance. Our current war risk hull and liability insurance policy is effective until July 2015.
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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2014, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2014, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2014, we operated a fleet of 65 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned	Number Leased
A319	145	8.5	29	—	29
A320	178	2.0	34	4	30
A321	218	9.4	2	—	2
		5.1	65	4	61
As of December 31, 2014, our aircraft orders, consisted of 101 A320 family aircraft with Airbus (21 of the existing A320 aircraft model, 40 A320neos, 30 of the existing A321 model and 10 A321neos) and 5 direct operating leases for A320neos with a third-party lessor. As of December 31, 2014, our future fleet plan, net of contractual lease returns, is illustrated in the table below.

Aircraft Type	2015	2016	2017	2018	2019	2020	2021
A319	29	26	22	17	16	9	5
A320	42	45	52	54	54	54	54
A320 NEO	1	5	5	11	14	27	45
A321	8	17	25	30	30	30	30
A321 NEO	—	—	—	—	10	10	10
Total Aircraft	80	93	104	112	124	130	144
Note: Actual fleet count may differ depending on future fleet decisions, including actual lease retirements.
We also have five spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2015 through 2024.
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
As of December 31, 2014, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with over 15% of our capacity operating to or from FLL during 2014. We operate primarily out of Terminal 4, the international terminal. We currently use up to nine gates at Terminal 4 and Terminal 3. We have preferential access to six of the Terminal 4 gates, preferential access to one of the Terminal 3 gates, common use access to the remaining two Terminal 4 gates, and access to other Terminal 3 gates. FLL is in the middle of a concourse replacement and expansion project, which would expand the number of gates at Terminal 4 from 10 to 14. Other airports through which we conduct significant operations include Dallas-Fort Worth International Airport (DFW), McCarran International Airport (LAS) serving Las Vegas, Chicago O'Hare International Airport (ORD), Detroit Metropolitan Wayne County Airport (DTW), LaGuardia Airport (LGA) serving New York City and Orlando International Airport (MCO).
Our largest maintenance facility is currently located in a leased facility at FLL under a lease that expires in January 2022. We also conduct additional maintenance operations in leased facilities in Detroit, Michigan; Chicago, Illinois; Atlantic City, New Jersey; Dallas, Texas; and Las Vegas, Nevada.

Our principal executive offices and headquarters are located in a leased facility at 2800 Executive Way, Miramar, Florida 33025, consisting of approximately 56,000 square feet. The lease for this facility expires in January 2025. In January 2014, we expanded our principal executive offices and headquarters by leasing an additional facility located at 2844 Corporate Way, Miramar, Florida 33025, consisting of approximately 15,000 square feet. The lease for this facility expires in January 2025. We also have a training center located in a leased facility at 1050 Lee Wagener Boulevard, Fort Lauderdale, Florida 33315, consisting of approximately 12,000 square feet, under a lease that expires in January 2020.
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

	High	Low
Fiscal year ended December 31, 2013
First Quarter	$26.87	$17.40
Second Quarter	33.75	24.30
Third Quarter	36.83	29.65
Fourth Quarter	47.62	32.50
Fiscal year ended December 31, 2014
First Quarter	$63.89	$43.34
Second Quarter	64.94	53.25
Third Quarter	74.00	60.88
Fourth Quarter	85.35	52.75
As of February 6, 2015, there were approximately 31 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the beneficial holders.
The information under the caption “Equity Compensation Plan Information” in our 2015 Proxy Statement is incorporated herein by reference.
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

Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2014. All stock repurchases during this period were made from employees who received restricted stock grants. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy minimum withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2014	1,107	$63.20	—	—
November 1-30, 2014	771	$76.04	—	—
December 1-31, 2014	—	N/A	—	—
Total	1,878	$69.62	—	—
During the first three quarters of 2014, we repurchased and retired 26,017 shares for a total of $1.5 million. All stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy withholding tax requirements. We did not make any open market stock repurchases during 2014.
In December 2014, the Company's Board of Directors authorized the repurchase of up to $100 million of the Company's common stock, par value of $0.0001 per share, from time to time in the open market or privately negotiated transactions over the twelve months ending December 16, 2015. The timing and amount of any stock repurchase is subject to prevailing market conditions and other considerations. As of December 31, 2014, we had made no repurchases under this program.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index for the period beginning on May 26, 2011 (the date our common stock was first traded) and ending on the last day of 2014. The graph assumes an investment of $100 in our stock and the two indices, respectively, on May 26, 2011, and further assumes the reinvestment of all dividends. The May 26, 2011 stock price used for our stock is the initial public offering price. Stock price performance, presented for the period from May 26, 2011 to December 31, 2014, is not necessarily indicative of future results.

	5/26/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Spirit	$100.00	$130.00	$147.75	$378.42	$629.83
NYSE ARCA Airline Index	$100.00	$75.49	$103.90	$164.39	$246.68
NASDAQ Composite Index	$100.00	$94.23	$110.91	$155.15	$177.99

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
We derived the selected statements of operations data for the years ended December 31, 2014, 2013 and 2012 and the balance sheet data as of December 31, 2014 and 2013 from our audited financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2011 and 2010 and the balance sheet data as of December 31, 2012, 2011 and 2010 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2014	2013	2012	2011	2010 (1)
	(in thousands, except share and per share data)
Operating revenues:
Passenger	$1,144,972	$986,018	$782,792	$689,650	$537,969
Non-ticket	786,608	668,367	535,596	381,536	243,296
Total operating revenue	1,931,580	1,654,385	1,318,388	1,071,186	781,265
Operating expenses:
Aircraft fuel (2)	612,909	551,746	471,763	388,046	248,206
Salaries, wages and benefits	313,988	262,150	218,919	181,742	156,443
Aircraft rent	195,827	169,737	143,572	116,485	101,345
Landing fees and other rents	105,115	83,604	68,368	52,794	48,118
Distribution	74,823	67,481	56,668	51,349	41,179
Maintenance, materials and repairs	73,956	60,143	49,460	34,017	27,035
Depreciation and amortization	46,971	31,947	15,256	7,760	5,620
Other operating	149,675	144,586	127,886	91,172	83,748
Loss on disposal of assets	3,008	525	956	255	77
Special charges (credits) (3)	45	174	(8,450)	3,184	621
Total operating expenses	1,576,317	1,372,093	1,144,398	926,804	712,392
Operating income	355,263	282,292	173,990	144,382	68,873
Other expense (income):
Interest expense (4)	2,747	214	1,350	24,781	50,313
Capitalized interest (5)	(2,747)	(214)	(1,350)	(2,890)	(1,491)
Interest income	(336)	(401)	(925)	(575)	(328)
Other expense	2,605	283	331	235	194
Total other expense (income)	2,269	(118)	(594)	21,551	48,688
Income before income taxes	352,994	282,410	174,584	122,831	20,185
Provision (benefit) for income taxes (6)	127,530	105,492	66,124	46,383	(52,296)
Net income	$225,464	$176,918	$108,460	$76,448	$72,481
Earnings Per Share:
Basic	$3.10	$2.44	$1.50	$1.44	$2.77
Diluted	$3.08	$2.42	$1.49	$1.43	$2.72
Weighted average shares outstanding:
Basic	72,738,961	72,592,765	72,385,574	53,240,898	26,183,772
Diluted	73,293,869	72,999,221	72,590,574	53,515,348	26,689,855

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

(2)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) realized gains and losses related to fuel derivative contracts and (iii) unrealized gains and losses related to fuel derivative contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Into-plane fuel cost	$608,033	$542,523	$471,542	$392,278	$251,754
Realized losses (gains)	995	8,958	175	(7,436)	(1,483)
Unrealized mark-to-market losses (gains)	3,881	265	46	3,204	(2,065)
Aircraft fuel expense	$612,909	$551,746	$471,763	$388,046	$248,206

(3)
Special charges (credits) include: (i) for 2010, amounts relating to the sale of previously expensed MD-80 parts; (ii) for 2010 and 2011 amounts relating to exit facility costs associated with moving our Detroit, Michigan maintenance operations to Fort Lauderdale, Florida; (iii) termination costs in connection with the IPO during the three months ended June 30, 2011 comprised of amounts paid to Indigo Partners, LLC to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes; (iv) for 2011 and 2012, a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA) offset by costs connected with the 2012 secondary offerings; and for 2013, costs related to the 2013 secondary offering; (v) for 2013 and 2014, $0.1 million in costs related to the DCA exit. For more information, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges (Credits).”

(4)
Substantially all of the interest expense recorded in 2010 and 2011 relates to notes and preferred stock held by our principal stockholders that were repaid or redeemed, or exchanged for shares of common stock, in connection with the Recapitalization in 2011 that was effected in connection with the IPO. Interest expense in 2012 and 2013 primarily relates to interest related to the TRA. Interest expense in 2014 primarily relates to interest related to the long-term debt, commitment fees and underpayment of Federal Excise Tax for fuel purchases during the period between July 1, 2009 and August 31, 2014.

(5)	Interest attributable to funds used to finance the acquisition of new aircraft, including PDPs is capitalized as an additional cost of the related asset.

(6)
Net income for 2010 includes a $52.3 million net tax benefit primarily due to the release of a valuation allowance resulting in a deferred tax benefit of $52.8 million in 2010. Absent the release of the valuation allowance and corresponding tax benefit, our net income would have been $19.7 million for 2010.

The following table presents balance sheet data for the periods presented:

	As of December 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$632,784	$530,631	$416,816	$343,328	$82,714
Total assets	1,602,981	1,180,765	919,884	745,813	475,757
Long-term debt, including current portion	146,248	—	—	—	260,827
Mandatorily redeemable preferred stock	—	—	—	—	79,717
Stockholders' equity (deficit)	1,003,075	769,117	582,535	466,706	(105,077)

OPERATING STATISTICS

	Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Statistics (unaudited) (A)
Average aircraft	57.7	49.9	41.2	34.8	30.5
Aircraft at end of period	65	54	45	37	32
Airports served in the period (B)	56	56	55	50	41
Average daily Aircraft utilization (hours)	12.7	12.7	12.8	12.7	12.8
Average stage length (miles)	980	958	909	921	941
Block hours	267,305	231,148	192,403	161,898	141,864
Passenger flight segments (thousands)	14,294	12,414	10,423	8,518	6,952
Revenue passenger miles (RPMs) (thousands)	14,159,860	12,001,088	9,663,721	8,006,748	6,664,395
Available seat miles (ASMs) (thousands)	16,340,142	13,861,393	11,344,731	9,352,553	8,119,923
Load factor (%)	86.7	86.6	85.2	85.6	82.1
Average ticket revenue per passenger flight segment ($)	80.11	79.43	75.11	80.97	77.39
Average non-ticket revenue per passenger flight segment ($)	55.03	53.84	51.39	44.79	35.00
Total revenue per passenger segment ($)	135.14	133.27	126.50	125.76	112.39
Average yield (cents)	13.64	13.79	13.64	13.38	11.72
RASM (cents)	11.82	11.94	11.62	11.45	9.62
CASM (cents)	9.65	9.90	10.09	9.91	8.77
Adjusted CASM (cents) (C)	9.55	9.89	10.15	9.84	8.79
Adjusted CASM ex fuel (cents) (C)	5.88	5.91	6.00	5.72	5.71
Fuel gallons consumed (thousands)	200,498	171,931	142,991	121,030	106,628
Average economic fuel cost per gallon ($)	2.99	3.21	3.30	3.18	2.35

(A)	See “Glossary of Airline Terms” elsewhere in this annual report for definitions of terms used in this table.

(B)	Includes seasonal airports not served at the end of the period. Prior to 2013, we reported only airports served during the period with continuing operations.

(C)
Excludes special charges (credits) of $0.6 million (less than 0.01 cents per ASM) in 2010, $3.2 million (0.03 cents per ASM) in 2011, $(8.5) million ((0.07) cents per ASM) in 2012, $0.2 million (less than 0.01 cents per ASM) in 2013 and $0.0 million (less than 0.01 cents per ASM) in 2014. These amounts are excluded from all calculations of Adjusted CASM. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges (Credits).” Also excludes unrealized (gains) and losses related to fuel derivative contracts of $(2.1) million ((0.03) cents per ASM) in 2010, $3.2 million (0.03 cents per ASM) in 2011, $0.0 million (less than 0.01 cents per ASM) in 2012, $0.3 million (less than 0.01 cent per ASM) in 2013 and $3.9 million (0.02 cents per ASM) in 2014. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates.”

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report.

2014 Year in Review
The year 2014 marks the eighth consecutive year of profitability for us. We achieved a net income of $225.5 million ($3.08 per share, diluted), compared to a net income of $176.9 million ($2.42 per share, diluted) in 2013. The increase in our net income was a result of our increased capacity, lower fuel cost as well as continued focus on low costs which help maintain our high profit margins.
For the year ended December 31, 2014, we achieved an operating profit margin of 18.4%, the highest in our history, on $1,931.6 million in operating revenues. Our traffic grew by 18.0% as we continued to stimulate demand with ultra-low fares. Total revenue per passenger flight segment increased by 1.4% from $133.27 to $135.14. Total RASM for 2014 was 11.82 cents, a decrease of 1.0% compared to the prior year period, driven by lower operating yields on relatively stable load factors year over year.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model in which we compete solely on the basis of price. Our unit operating costs continue to be among the lowest of any airline in the Americas. During 2014, we increased our capacity by 17.9% as we grew our fleet of Airbus single-aisle aircraft from 54 to 65 aircraft, including purchased aircraft for the first time in our history. We launched service to 23 new markets in 2014 and added one new destination: Kansas City.
During 2014, we increased our average non-ticket revenue per passenger flight segment by 2.2%, or $1.19, to $55.03. Our total non-ticket revenue increased by 17.7%, or $118.2 million, to $786.6 million in 2014. The year-over-year increase in average non-ticket revenue per passenger flight segment was primarily driven by a higher volume of passengers electing to purchase seat assignments, largely due to a software update completed in 2014 that enables us to sell seat assignments through more channels as well as a more rigorous approach to managing our seat inventory. Additionally, in July 2013, we increased our passenger usage fee (PUF), helping to drive the increase in PUF fees year over year.
During 2014, our adjusted CASM ex-fuel decreased by 0.5% to 5.88 cents. The decrease was primarily due to lower passenger re-accommodation expense year over year, due to better operational performance during 2014, as compared to 2013. We improved on-time performance year over year and maintained one of the highest completion factors in the industry. In addition, on a per ASM basis, distribution expense decreased, primarily due to a $2.9 million settlement gain received in 2014, and aircraft rent expense decreased due to reduced rent expense related to 14 A319 aircraft for which lease extensions with reduced rates were negotiated with the lessor at the end of the second quarter of 2013, providing for a full year of benefit in 2014 versus 2013. This decrease was partially offset by an increase in depreciation and amortization expense, landing fees and other rents expense, salaries, wages and benefits expense, and maintenance, materials and repairs expense per ASM.
During 2014, we grew our aicraft fleet by 20.4% and we took delivery of purchased aircraft for the first time in our history. As of December 31, 2014, our 65 Airbus A320-family aircraft fleet was comprised of 29 A319s, 34 A320s and 2 A321s, of which 4 are owned and 61 are financed under operating leases. As of December 31, 2014, our aircraft orders consisted of 101 A320 family aircraft with Airbus and 5 direct operating leases for A320neos with a third party, scheduled for delivery from 2015 through 2021. Our plan calls for growing the fleet by 23.1% in 2015.
Operating Revenues
Our operating revenues are comprised of passenger revenues and non-ticket revenues.
Passenger Revenues. Passenger revenues consist of the base fares that customers pay for air travel.
Non-ticket Revenues. Non-ticket revenues are generated from air travel-related charges for baggage, passenger usage fee (PUF) for bookings through certain of our distribution channels, advance seat selection, itinerary changes, hotel travel packages and loyalty programs such as our FREE SPIRIT affinity credit card program and $9 Fare Club. Non-ticket revenues also include revenues derived from services not directly related to providing transportation such as the sale of advertising to third parties on our website and on board our aircraft.

Substantially all of our revenues are denominated in U.S. dollars. Passenger revenues are recognized once the related flight departs. Accordingly, the value of tickets sold in advance of travel is included under our current liabilities as “air traffic liability,” or ATL, until the related air travel is provided. Non-ticket revenues are generally recognized at the time the ancillary products are purchased or ancillary services are provided. Non-ticket revenues also include revenues from our subscription-based $9 Fare Club, which we recognize on a straight-line basis over 12 months. Revenue generated from the FREE SPIRIT credit card affinity program are recognized in accordance with the criteria as set forth in Accounting Standards Update ASU No. 2009-13. Please see “—Critical Accounting Policies and Estimates—Frequent Flier Program.”
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
Aircraft Fuel. Aircraft fuel expense is our single largest operating expense. It includes the cost of jet fuel, related federal taxes, fueling into-plane fees and transportation fees. It also includes realized and unrealized gains and losses arising from any activity on our fuel derivatives. Our fuel derivatives generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options).
Salaries, Wages and Benefits. Salaries, wages and benefits expense includes the salaries, hourly wages, bonuses and equity compensation paid to employees for their services, as well as the related expenses associated with employee benefit plans and employer payroll taxes.
Aircraft Rent. Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and lease return condition obligations which we begin to accrue when they are probable. Aircraft rent expense is net of the amortization of gains and losses on sale and leaseback transactions on our flight equipment. As of December 31, 2014, 61 of our 65 aircraft and all our spare engines are financed under operating leases.
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
Loss on Disposal of Assets. Loss on disposal of assets includes the net losses on the disposal of our fixed assets.
Other Operating Expenses. Other operating expenses include airport operations expense and fees charged by third-party vendors for ground handling services and food and liquor supply service expenses, passenger re-accommodation expense, the cost of passenger liability and aircraft hull insurance, all other insurance policies except for employee related insurance, travel and training expenses for crews and ground personnel, professional fees, personal property taxes and all other administrative and operational overhead expenses. No individual item included in this category represented more than 5% of our total operating expenses.
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
Other Expense (Income)
Interest Expense. Interest expense in 2012 and 2013 primarily related to interest on the TRA. For 2014, interest expense primarily represented interest related to the financing of purchased aircraft, interest related to the underpayment of prior year jet fuel FET and interest charged under the TRA.
Capitalized Interest. Capitalized interest represents interest cost incurred during the acquisition period of an aircraft which theoretically could have been avoided had we not made PDPs for that aircraft. These amounts are capitalized as part of the cost of the aircraft upon delivery. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2012 and 2013 primarily related to interest incurred in connection with payments owed under the TRA. For 2014, capitalized interest primarily related to interest incurred on long-term debt, underpayment of prior year jet fuel FET and interest charged under the TRA.
Other Expense. For 2014, other expense included a charitable contribution of $1.0 million that is specifically creditable against current income tax in the State of Florida, as allowed under state law.
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
In connection with our IPO in 2011, we entered into the TRA and thereby distributed immediately prior to the completion of the IPO to the holders of common stock as of such time, or the Pre-IPO Stockholders, the right to receive an amount equal to 90% of the cash savings in federal income tax realized by it by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by us as of March 31, 2011, which was defined as the Pre-IPO NOL. Cash tax savings were generally computed by comparing actual federal income tax liability to the amount of such taxes that we would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA, we recorded a liability with an offsetting reduction to additional paid in capital. The amount and timing of payments under the TRA depended upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in future periods and any limitations that may have been imposed on our ability to use the Pre-IPO NOLs. The term of the TRA was to continue until the first to occur (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company.
In accordance with the TRA, we were required to submit a Tax Benefit Schedule showing the proposed TRA payout amount to the Stockholder Representatives within 45 calendar days of filing our tax return. Stockholder Representatives were defined as Indigo Pacific Partners, LLC and OCM FIE, LLC, representing the two largest ownership interest of pre-IPO shares. The Tax Benefit Schedule was to become final and binding on all parties unless a Stockholder Representative, within 45 calendar days after receiving such schedule, provided us with notice of a material objection to such schedule. If the parties, for any reason, were unable to successfully resolve the issues raised in any notice within 30 calendar days of receipt of such notice, we and the Stockholder Representatives had the right to employ the reconciliation procedures as set forth in the TRA. If the Tax Benefit Schedule was accepted, we then had five days after acceptance to make payments to the Pre-IPO stockholders. Pursuant to the TRA's reconciliation procedures, any disputes that could not be settled amicably, were to be settled by arbitration conducted by a single arbitrator jointly selected by both parties.
During the second quarter of 2012, we paid $27.2 million, or 90% of the 2011 tax savings realized from the utilization of NOLs, including $0.3 million of applicable interest, to the Pre-IPO Stockholders.

During 2013, we filed an amended 2009 income tax return which resulted in a reduction to the estimated TRA liability from $8.0 million to $5.6 million. On September 13, 2013, we filed our 2012 federal income tax return, and on October 14, 2013, we submitted a Tax Benefit Schedule to the Stockholder Representatives. On November 27, 2013, pursuant to the TRA, we received an objection notice to the Tax Benefit Schedule from the Stockholder Representatives. On April 7, 2014, we received a demand for arbitration from the Stockholder Representatives. Prior to commencing arbitration proceedings, on June 17, 2014, we and Stockholder Representatives agreed on a settlement amount of $7.0 million in addition to interest of $0.3 million. The agreed upon settlement was in excess of the outstanding liability of $5.6 million at the time of settlement. The excess payment of $1.4 million was recorded within other expense in the statement of operations and recorded as cash from operations in the statement of cash flows. As of December 31, 2014, we had made all payments in accordance with the agreed upon settlement terms and had no outstanding obligations related to the TRA.

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
Seasonality and Volatility. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends. Consumer confidence and discretionary spending, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather and other factors have resulted in significant fluctuations in revenues and results of operations in the past. We believe demand for business travel historically has been more sensitive to economic pressures than demand for low-price travel. Finally, a significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays.
Aircraft Fuel. Fuel costs represent the single largest operating expense for most airlines, including ours. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred in recent years, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our derivatives generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2014, we had jet fuel option agreements in place to protect 88.7 million gallons, or approximately 35% of our 2015 anticipated fuel consumption, at a weighted-average ceiling price of $2.07 per gallon, which allows us to participate in falling oil prices. As of December 31, 2014, we purchased all of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
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
We have four union-represented employee groups comprising approximately 67% of our employees at December 31, 2014. Our pilots are represented by the Airline Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our flight dispatchers are represented by the Transport Workers Union of America, or TWU, and our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAM. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. In June 2010, we experienced a five-day strike by our pilots, which caused us to shut down our flight operations. The strike ended as a result of our reaching a tentative agreement under a Return to Work Agreement and a full flight schedule was resumed on June 18, 2010. On August 1, 2010, we entered into a five-year collective bargaining agreement with our pilots. In August 2013, we entered into a five-year agreement with our flight dispatchers. In December 2013, with the help of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On October 1, 2014, we were notified that the flight attendants voted to not ratify the tentative agreement. We will continue to work together with the AFA-CWA and the NMB with a goal of reaching a mutually beneficial agreement. On July 8, 2014, approximately 250 ramp service agents directly employed by the Company voted to be represented by the IAM. We have begun the process of negotiating a collective bargaining agreement with the IAM. We believe the five-year term of our CBAs is valuable in providing stability to our labor costs and provide us with competitive labor costs compared to other U.S.-based low-cost carriers. If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions or stoppages, such as the strike by our pilots in June 2010. A strike or other significant labor dispute with our unionized employees is likely to adversely affect our ability to conduct business.
Maintenance Expense. Maintenance expense grew through 2014, 2013 and 2012 mainly as a result of the increasing age (approximately 5.1 years on average at December 31, 2014) and size of our fleet. As the fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the interval between heavy maintenance events, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time. However, we believe, based on our scheduled maintenance events, maintenance expense and maintenance-related amortization expense in 2015 will be approximately $126 million. In addition, we expect to capitalize $14 million of costs for heavy maintenance during 2015.
As a result of a significant portion of our fleet being acquired over a relatively short period of time, heavy maintenance scheduled on each of our planes will occur at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations across our current fleet around the same time. These more significant maintenance activities will result in out-of-service periods during which our aircraft will be dedicated to maintenance activities and unavailable to fly revenue service. When accounting for maintenance expense under the deferral method, heavy maintenance is amortized over the shorter of either the remaining lease term or the next estimated heavy maintenance event. This will result in higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Please see “—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization.”
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
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. For a detailed discussion of our significant accounting policies, please see “Notes to Financial Statements—1. Summary of Significant Accounting Policies.”

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
Accounting for property and equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of operating property and equipment is computed using the straight-line method applied to each unit of property. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed using the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation and amortization expense. In accounting for property and equipment, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.
The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Aircraft	25 years
Spare rotables and flight assemblies	7 to 15 years
Other equipment and vehicles	5 to 7 years
Internal use software	3 to 10 years
Capital lease	Lease term
Leasehold improvements	Lesser of lease term or estimated useful life of the improvement
As of December 31, 2014, we had 4 aircraft capitalized within flight equipment with depreciable lives of 25 years and 61 aircraft financed through operating leases with terms of 3 to 15 years. All spare engines are financed through operating leases with terms of 7 to 12 years. Residual values for aircraft, major spare rotable parts, avionics and assemblies are estimated to be 10%.
We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations, and estimated salvage values.
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

Under our affinity card program, funds received for the marketing of a co-branded Spirit credit card and delivery of award miles are accounted for as a mulitple-deliverable arrangement. At the inception of the arrangement, we evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting. We determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. At inception of the arrangement, we established the relative selling price for all deliverables that qualified for separation, as arrangement consideration should be allocated based on relative selling price. The manner in which the selling price was established was based on the applicable hierarchy of evidence. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable's relative selling price. In considering the hierarchy of evidence, we first determined whether vendor-specific objective evidence of selling price or third-party evidence of selling price existed. We determined that neither vendor-specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of our program. As such, we developed our best estimate of the selling price for all deliverables. For the selling price of travel, we considered a number of entity-specific factors including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions and other charges. For licensing of brand and access to member lists, we considered both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace/industry, brand power, market royalty rates and size of customer base. For the advertising and marketing element, we considered market-specific factors and entity-specific factors including, our internal costs (and fluctuations of costs) of providing services, volume of marketing efforts and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided which is currently estimated at 14 months. We used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. For additional information, please see “Notes to Financial Statements—1. Summary of Significant Accounting Policies—Frequent Flier Program”.
Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization. We account for heavy maintenance under the deferral method. Under the deferral method the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense until the earlier of the next estimated heavy maintenance event or the aircraft's return at the end of the lease term. Amortization of engine and aircraft overhaul costs was $35.8 million, $23.6 million and $9.1 million for the years ended December 31, 2014, 2013 and 2012, respectively. If heavy maintenance costs were amortized within maintenance, material and repairs expense in the statement of operations, our maintenance, material and repairs expense would have been $109.8 million, $83.8 million and $58.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. During the years ended December 31, 2014, 2013 and 2012, we capitalized $33.6 million, $70.8 million and $61.6 million of costs for heavy maintenance, respectively. The timing of the next heavy maintenance event is estimated based on assumptions including estimated usage, FAA-mandated maintenance intervals and average removal times as suggested by the manufacturer. These assumptions may change based on changes in our utilization of our aircraft, changes in government regulations and suggested manufacturer maintenance intervals. In addition, these assumptions can be affected by unplanned incidents that could damage an airframe, engine or major component to a level that would require a heavy maintenance event prior to a scheduled maintenance event. To the extent our planned usage increases, the estimated life would decrease before the next maintenance event, resulting in additional expense over a shorter period. Heavy maintenance events include 6-year and 12-year airframe checks, engine overhauls, LLP replacement and overhauls to major components. Certain maintenance functions are outsourced under contracts that require payment based on a performance measure such as flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are accrued based on contractual payment terms. Routine cost for maintaining the airframes and engines and line maintenance are charged to maintenance, materials and repairs expense as performed.
Maintenance Reserves. Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our performance of major maintenance activities. These lease agreements provide that maintenance reserves are reimbursable to us upon completion of the maintenance event in an amount equal to either (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft.
At lease inception and at each balance sheet date, we assess whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits. Maintenance deposits expected to be recovered from lessors are reflected as prepaid maintenance deposits in the accompanying balance sheets. When it is not probable we will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. Because we are required to pay maintenance reserves for our operating leased aircraft, and we choose to apply the deferral method for maintenance accounting, management expects that the final heavy maintenance events will be amortized over the remaining lease term rather than over the next estimated heavy maintenance event. As a result, our maintenance costs in the last few years of leases could be significantly in excess of the costs in earlier periods. In addition, these late periods could include additional costs from unrecoverable maintenance reserve payments required in the late years of the lease. We expensed $1.6 million, $1.9 million and $2.0 million of paid maintenance reserves as supplemental rent during 2014, 2013 and 2012, respectively.
As of December 31, 2014 and 2013, we had prepaid maintenance deposits of $250.0 million and $220.7 million, respectively, on our balance sheets. We have concluded that these prepaid maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
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
Leased Aircraft Return Costs. Our aircraft lease agreements often contain provisions that require us to return aircraft airframes and engines to the lessor in a certain maintenance condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs will be recognized as expense beginning when it is probable that such costs will be incurred and they can be estimated. Incurrence of lease return costs becomes probable and the amount of those costs can typically be estimated near the end of the lease term (that is, after the aircraft has completed its last maintenance cycle prior to being returned). We will evaluate all lease return conditions after the second to last maintenance event as it relates to the respective component or airframe from the lease return. If at this point it becomes both probable and estimable that a return cost will be incurred, we will accrue the cost on a straight-line basis as contingent rent through the remaining lease term. Return costs are recorded as a component of supplemental rent.
Results of Operations
In 2014, we generated operating revenues of $1,931.6 million and operating income of $355.3 million resulting in an 18.4% operating margin and net earnings of $225.5 million. In 2013, we generated operating revenues of $1,654.4 million and operating income of $282.3 million resulting in a 17.1% operating margin and net earnings of $176.9 million. Operating revenues increased year over year mainly as a result of an 18.0% increase in traffic, as compared to prior year. The increase in operating income in 2014 over 2013 of $73.0 million, is mainly due to a 16.8% increase in revenue partially offset by increased fuel and other expenses resulting from an increase in operations. Fuel costs increased by $61.2 million during 2014 compared to 2013, primarily driven by a 16.6% increase in consumption offset by a lower fuel cost per gallon year over year. Operating expenses increased primarily due to our growth in capacity resulting from the addition of eleven aircraft to our fleet and our route network expansion.
As of December 31, 2014, our cash and cash equivalents grew to $632.8 million, an increase of $102.2 million compared to the prior year, mainly driven by cash from our operating activities offset by cash used to fund PDPs and capital expenditures.

Operating Revenues

	Year Ended 2014	% change 2014 versus 2013	Year Ended 2013	% change 2013 versus 2012	Year Ended 2012
Passenger	$1,144,972	16.1%	$986,018	26.0%	$782,792
Non-ticket	786,608	17.7%	668,367	24.8%	535,596
Total operating revenue	$1,931,580	16.8%	$1,654,385	25.5%	$1,318,388
RASM (cents)	11.82	(1.0)%	11.94	2.8%	11.62
Average ticket revenue per passenger flight segment	$80.11	0.9%	$79.43	5.8%	$75.11
Average non-ticket revenue per passenger flight segment	$55.03	2.2%	$53.84	4.8%	$51.39
Total revenue per passenger flight segment	$135.14	1.4%	$133.27	5.4%	$126.50

2014 compared to 2013
Operating revenue increased by $277.2 million, or 16.8%, to $1,931.6 million in 2014 compared to 2013, primarily due to an increase in traffic of 18.0%, offset slightly by a decrease in average yield of 1.1% to 13.64 cents.
Our results for 2014 were driven by a capacity increase of 17.9% compared to 2013, while maintaining a high load factor of 86.7%. Total RASM for 2014 was 11.82 cents, a decrease of 1.0% compared to 2013, as a result of lower operating yields on relatively stable load factors. Total revenue per passenger flight segment increased 1.4% from $133.27 in 2013 to $135.14 in 2014. The year-over-year increase in total revenue per passenger flight segment is due to higher non-ticket revenue per passenger flight segment offset by lower ticket revenue per passenger flight segment.

During 2014, we increased our average non-ticket revenue per passenger flight segment by 2.2%, or $1.19, to $55.03. Our total non-ticket revenue increased by 17.7%, or $118.2 million, to $786.6 million in 2014. The year-over-year increase in average non-ticket revenue per passenger flight segment was primarily driven by a higher volume of passengers electing to purchase seat assignments, largely due to a software update completed in 2014 that enables us to sell seat assignments through more channels as well as a more rigorous approach to managing our seat inventory. Additionally, in July 2013, we increased our passenger usage fee (PUF), helping to drive the increase in PUF fees year over year.

2013 compared to 2012
Operating revenues increased by $336.0 million, or 25.5%, to $1,654.4 million in 2013 compared to 2012 as we increased traffic by 24.2% and improved our average yield by 1.1% to 13.79 cents.
Our results for 2013 were driven by a capacity increase of 22.2% compared to 2012, while maintaining a high load factor of 86.6%, and an increase of 1.4 points compared to 2012. In addition, the year-over-year increase was partly attributable to the negative revenue impact in the fourth quarter 2012 related to Hurricane Sandy which we estimated to be $25 million. Total RASM for 2013 was 11.94 cents, an increase of 2.8% compared to 2012, as a result of higher average passenger yields and higher load factor. Total revenue per passenger flight segment increased 5.4% from $126.50 in 2012 to $133.27 in 2013.
Non-ticket revenue increased 24.8% in 2013, as compared to 2012, mainly due to a 24.2% increase in traffic and an increase in baggage revenue per passenger flight segment. Non-ticket revenue as a percentage of total revenue remained relatively stable from 40.6% for 2012 to 40.4% for 2013. On a per passenger segment basis, the increase in non-ticket revenue was attributable to changes in our bag fee schedule which better optimized revenue by channel. Additionally, during June 2012 and July 2013, we made adjustments to our PUF, helping to drive the increase in PUF fees year over year.
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

	Year Ended December 31,
	2014			2013			2012
	% of Revenue	CASM		% of Revenue	CASM		% of Revenue	CASM
Operating revenue	100.0%			100.0%			100.0%
Operating expenses:
Aircraft fuel (1)	31.7%	3.75	¢	33.4%	3.98	¢	35.8%	4.16 ¢
Salaries, wages and benefits	16.3	1.92		15.8	1.89		16.6	1.93
Aircraft rent	10.1	1.20		10.3	1.22		10.9	1.27
Landing fees and other rentals	5.4	0.64		5.1	0.60		5.2	0.60
Distribution	3.9	0.46		4.1	0.49		4.3	0.50
Maintenance, materials and repairs	3.8	0.45		3.6	0.43		3.8	0.44
Depreciation and amortization	2.4	0.29		1.9	0.23		1.2	0.13
Other operating expenses	7.7	0.92		8.7	1.04		9.7	1.13
Loss on disposal of assets	0.2	0.02		—	—		0.1	0.01
Special charges (credits) (2)	—	—		—	—		(0.6)	(0.07)
Total operating expense	81.6%			82.9%			86.8%
CASM		9.65	¢		9.90	¢		10.09 ¢
Unrealized gains and losses related to fuel derivative contracts per ASM		0.02			—			—
Loss (gains) on disposal of assets per ASM		0.02			—			0.01
Special charges (credits) per ASM		—			—			(0.07)
Prior years' additional federal excise tax per ASM		0.06			—			—
Adjusted CASM (3)		9.55			9.89			10.15
Adjusted CASM ex fuel (4)		5.88			5.91			6.00

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) realized gains and losses related to fuel derivative contracts and (iii) unrealized gains and losses related to fuel derivative contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Into-plane fuel cost	$608,033	$542,523	$471,542
Realized losses (gains)	995	8,958	175
Unrealized mark-to-market losses (gains)	3,881	265	46
Aircraft fuel	$612,909	$551,746	$471,763

(2)
Includes special charges (credits) of $(8.5) million ((0.07) cents per ASM) in 2012. Special charges (credits) for 2012 primarily include a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA), offset by $0.6 million in secondary offering costs. Please see “—Our Operating Expenses—Special Charges (Credits).”

(3)
For 2014, adjusted CASM excludes unrealized losses related to fuel derivative contracts of 0.02 cent per ASM, loss on disposal of assets of 0.02 cents per ASM, special charges of less than 0.01 cent per ASM, and prior year jet fuel FET of 0.06 cents per ASM. For the 2013, adjusted CASM excludes unrealized losses related to fuel derivative contracts of less than 0.01 cents per ASM, loss on disposal of assets of less than 0.01 cent per ASM, and special charges of less than 0.01 cent per ASM. For 2012, adjusted CASM excludes unrealized losses related to fuel derivative contracts of less than 0.01 cents per ASM, loss on disposal of assets of 0.01 cent per ASM, and special charges (credits) of (0.07) cent per ASM.

(4)	Excludes aircraft fuel expense, loss on disposal of assets, and special charges and credits.

2014 compared to 2013
Operating expense increased by $204.2 million, or 14.9%, in 2014 primarily due to our 17.9% growth in capacity as well as higher amortization of heavy maintenance events on our aircraft.
Our adjusted CASM ex fuel for 2014 decreased by 0.5% as compared to 2013. The decrease was primarily due to lower passenger re-accommodation expense year over year, due to better operational performance during 2014, as compared to 2013. In addition, on a per ASM basis, distribution expense decreased, primarily due to a $2.9 million settlement gain received in 2014, and aircraft rent expense decreased due to reduced rent expense related to 14 A319 aircraft for which lease extensions with reduced rates were negotiated with the lessor at the end of the second quarter of 2013, providing for a full year of benefit in 2014 versus 7 months of benefit in 2013. These decreases were partially offset by an increase in depreciation and amortization expense, landing fees and other rents expense, salaries, wages and benefits expense, and maintenance, materials and repairs expense per ASM.
Aircraft fuel expenses includes both into-plane expense (as defined below) and realized and unrealized net gains or losses from fuel derivatives. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any fuel derivative instruments during 2014 or 2013 and, as a result, changes in the fair value of these fuel derivative contracts are recorded each period as a component of aircraft fuel expense.
During the third quarter of 2014, we became aware of an underpayment of Federal Excise Tax (FET) for fuel purchases during the period between July 1, 2009 and August 31, 2014. The commencement of the period in which we underpaid FET coincided with a change in our fuel service provider that took place in July 2009. The amount of underpayment of jet fuel FET from July 1, 2009 through December 31, 2013 was $9.3 million along with an additional $2.1 million for the year ended December 31, 2014. The total amount of $11.4 million is recorded within aircraft fuel expense in the statement of operations for the year ended December 31, 2014, and considered a component of into-plane fuel expense. Approximately, $0.8 million of interest was incurred related to the past-due tax payments.
Aircraft fuel expense, our largest operating cost as a percentage of operating expenses, increased by 11.1% from $551.7 million in 2013 to $612.9 million in 2014. The increase was primarily due to a 16.6% increase in fuel gallons consumed as well as an additional $9.3 million recorded in the third quarter of 2014 for unpaid jet fuel FET related to prior years, partially offset by a 6.9% decrease in fuel prices per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2014	2013
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	200,498	171,931	16.6%
Into-plane fuel cost per gallon	$3.03	$3.16	(4.1)%
Into-plane fuel expense	$608,033	$542,523	12.1%
Realized (gains) and losses related to fuel derivative contracts	995	8,958	(88.9)%
Unrealized (gains) and losses related to fuel derivative contracts	3,881	265	1,364.5%
Aircraft fuel expense (per Statement of Operations)	$612,909	$551,746	11.1%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 4.1% was primarily a result of a decrease in jet fuel prices partially offset by an additional $9.3 million for prior year unpaid jet fuel FET recorded in the third quarter of 2014.
We track economic fuel expense, which we believe is the best measure of the effect fuel prices are currently having on our business, because it most closely approximates the net cash outflow associated with purchasing fuel used for our operations during the period. We define economic fuel expense as into-plane fuel expense and realized gains or losses on derivative contracts. The key difference between aircraft fuel expense, as recorded in our statement of operations, and economic fuel expense is unrealized mark-to-market changes in the value of aircraft fuel derivatives outstanding. In addition, in our calculation for economic fuel price for the current year, we are excluding the prior years' additional jet fuel FET amount of $9.3 million expensed in the third quarter of 2014, but including the year-to-date 2014 additional jet fuel FET amount of $2.1 million. Many industry analysts evaluate airline results using economic fuel expense and it is used in our internal management reporting.
The elements of the changes in economic fuel expense are illustrated in the following table:

	Year Ended December 31,
	2014	2013
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$608,033	$542,523	12.1%
Realized (gains) and losses related to fuel derivative contracts	995	8,958	(88.9)%
Prior years' additional federal excise tax	(9,278)	—	100.0%
Economic fuel expense	$599,750	$551,481	8.8%
Fuel gallons consumed	200,498	171,931	16.6%
Economic fuel cost per gallon	$2.99	$3.21	(6.9)%

Fuel gallons consumed increased 16.6% as a result of increased operations, as evidenced by a 15.6% increase in block hours.
We did not pay or receive cash from any fuel derivatives that settled during the twelve months ended December 31, 2014. Total net loss recognized for derivatives that settled during the twelve months ended December 31, 2013 was $9.0 million. This amount represents the net cash paid for the settlement of derivatives. We paid $1.0 million in premiums for fuel options which expired during the twelve months ended December 31, 2014. We did not have any fuel options expire during the twelve months ended December 31, 2013. We had $3.9 million in unrealized gains and losses related to our outstanding fuel derivatives during the twelve months ended December 31, 2014. Total unrealized losses arising from mark-to-market adjustments to our outstanding fuel derivatives for the twelve months ended December 31, 2013 was $0.3 million.
Labor costs in 2014 increased by $51.8 million, or 19.8%, compared to 2013, due mainly to a 19.1% increase in our pilot and flight attendant workforce required to operate the eleven new aircraft deliveries in 2014 and the implementation of new crew duty and rest rules (FAR 117) beginning in January of 2014, which resulted in the hiring of additional pilots to fly our schedule. On a per-ASM basis, labor costs increased primarily due to an increase in our group health care costs and the implementation of FAR 117, which resulted in carrying a higher ratio of pilots compared to the prior period.
During 2014, aircraft rent increased $26.1 million, or 15.4%, compared to 2013. This increase was primarily driven by the delivery of seven new leased aircraft during 2014. On a per-ASM basis, aircraft rent expense decreased due to lease extensions that effectively lowered the lease rate for 14 A319 aircraft at the end of the second quarter of 2013, providing for a full year of benefit in 2014 versus 7 months of benefit in 2013. In addition, we had the delivery of four purchased aircraft during the fourth quarter of 2014 that increased capacity but had no affect on aircraft rent expense as these assets are being depreciated over their useful life.

Landing fees and other rents for 2014 increased by $21.5 million, or 25.7%, compared to 2013 primarily due to a 13.6% increase in departures as well as increased volume at higher cost airports. On a per-ASM basis, landing fees and other rents increased, as compared to the prior year period, due to increased rates at certain airports, expiration of incentives, as well as increased volume at higher-cost airports.
The increase in distribution expense of $7.3 million, or 10.9%, in 2014 compared to 2013 was primarily due to increased sales volume and an increase of approximately 0.9 percentage points, year over year, in sales from third-party travel agents, which are more expensive than selling directly through our website. On a per-ASM basis, distribution expense decreased primarily due to a $2.9 million settlement gain received in 2014.

The following table shows our distribution channel usage:

	Year Ended December 31,
	2014	2013	Change
Website	61.1%	61.0%	0.1
Third-party travel agents	34.4	33.5	0.9
Call center	4.5	5.5	(1.0)
Maintenance, materials and repair costs increased by $13.8 million, or 23.0%, in 2014, as compared to 2013. The increase in maintenance costs was primarily due to the aging of our fleet, which requires more comprehensive work during routine scheduled maintenance, as well as the timing of the mix of maintenance checks performed during 2014 as compared to 2013. In addition, during the third quarter of 2014, we recorded $2.3 million of expense in connection with an engine failure incident that occurred in 2013. For a detailed discussion of the engine expense, please see Note 1. In addition, the increase in maintenance costs on a dollar basis and per unit basis resulted from an increase in both the number and cost of scheduled maintenance events during the year ended December 31, 2014, as compared to the prior year. We expect maintenance expense to increase significantly as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Depreciation and amortization increased by $15.0 million, or 47.0%, primarily due to higher amortization of deferred heavy maintenance. As our fleet continues to age, the amount of deferred heavy maintenance events capitalized will increase and will result in an increase in the amortization of those costs.
Other operating expenses in 2014 increased by $5.1 million, or 3.5%, compared to 2013 primarily due to an increase in departures of 13.6% and our overall growth. On a per-ASM basis, our other operating expenses decreased, as compared to the same period in 2013, due to lower passenger re-accommodation expense resulting from improved operational reliability.
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
Aircraft fuel expense increased by 17% from $471.8 million in 2012 to $551.7 million in 2013. The increase was primarily due to a 20.2% increase in fuel gallons consumed partially offset by a 2.7% decrease in fuel prices per gallon.

The difference between aircraft fuel expense and economic fuel expense and the elements of the changes are illustrated in the following table:

	Year Ended December 31,
	2013	2012
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$542,523	$471,542	15.1%
Realized (gains) and losses related to fuel derivative contracts	8,958	175	5,018.9%
Economic fuel expense	551,481	471,717	16.9%
Unrealized (gains) and losses related to fuel derivative contracts	265	46	476.1%
Aircraft fuel expense (per Statement of Operations)	$551,746	$471,763	17.0%
Fuel gallons consumed	171,931	142,991	20.2%
Economic fuel cost per gallon	$3.21	$3.30	(2.7)%
Into-plane fuel cost per gallon	$3.16	$3.30	(4.2)%
Fuel gallons consumed increased 20.2% as a result of increased operations, as evidenced by a 20.1% increase in block hours.
Total net loss recognized for fuel derivatives that settled during 2013 was $9.0 million, compared to a net loss of $0.2 million in 2012. These amounts represent the net cash paid (received) for the settlement of fuel derivatives.
Labor costs in 2013 increased by $43.2 million, or 19.7%, compared to 2012, due mainly to a 30.9% increase in our pilot and flight attendant workforce required to operate the nine aircraft deliveries in 2013. On a per-ASM basis, labor costs decreased as a result of better operational performance during 2013 as compared to 2012, which helped drive lower crew-related salary expenses during 2013.
During 2013, aircraft rent increased $26.2 million, or 18.2%, compared to 2012. This increase was primarily driven by the delivery of nine aircraft during 2013. On a per-ASM basis, aircraft rent expense decreased as a result of the modification and extension of 14 A319 aircraft leases. The modification resulted in reduced lease rates for the remaining term of these leases. This reduction was slightly offset by higher supplemental rent on three 40-month aircraft leases taken during late 2012 and early 2013.

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
The increase in distribution expense of $10.8 million, or 19.1%, in 2013 compared to 2012 was primarily due to increased sales volume driving up credit card fees as well as an increase of approximately 6.3 percentage points year over year in the percentage of sales from third-party travel agents, which are more expensive than sales directly through our website. This shift in distribution mix did not materially affect operating income because the revenues received from sales through third-party travel agents are designed to at least offset the associated incremental costs. On a per-ASM basis, distribution expense was relatively flat as credit card fee rates remained stable period over period.
The following table shows our distribution channel usage:

	Year Ended December 31,
	2013	2012	Change
Website	61.0%	64.2%	(3.2)
Third-party travel agents	33.5	27.2	6.3
Call center	5.5	8.6	(3.1)

Maintenance, materials and repair costs increased by $10.7 million, or 21.6%, in 2013, as compared to 2012. The increase in maintenance costs is primarily due to the aging of our fleet, which requires more comprehensive work during routine scheduled maintenance, as well as the timing of the mix of maintenance checks performed during 2013 as compared to 2012. On October 15, 2013, we had an aircraft experience an engine failure shortly after takeoff. The airframe and engine incurred damage as a result of the failure. In 2013, we expensed the insurance deductible related to this incident of approximately $0.8 million. For a detailed discussion of the engine expense, please see Note 15. On a per-ASM basis, maintenance, materials and repair costs were generally flat due to the one time costs associated with the seat maintenance program we incurred in 2012.
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

Other (income) expense, net
2014 compared to 2013
Other (income) expense, net decreased from $(0.1) million in 2013 to $2.3 million in 2014. The decrease was primarily driven by a $7.0 million payment made to the Stockholder Representatives in accordance with the TRA of which $1.4 million was in excess of the amount previously accrued and was recorded within other (income) expense in the statement of operations. See Note 18 for additional information. In addition, we made a charitable contribution of $1.0 million that is specifically creditable against current income tax in the State of Florida, as allowed under state law, and recorded within other expense in the statements of operations.
2013 compared to 2012
Other (income) expense, net decreased from $(0.6) million in 2012 to $(0.1) million in 2013. The decrease was primarily driven by a decrease of $0.5 million of interest income year over year due to the lower interest rates year over year that we earned from our money market investments.

Income Taxes
Our effective tax rate was 36.1% compared to 37.4% in 2013 and 37.9% in 2012. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except share and per share amounts)
Total operating revenue	$370,437	$407,339	$456,625	$419,984	$437,987	$499,337	$519,769	$474,487
Passenger	218,897	241,119	279,499	246,503	253,878	302,487	317,038	271,569
Non-ticket	151,540	166,220	177,126	173,481	184,109	196,850	202,731	202,918
Operating income	49,669	66,758	97,804	68,061	59,953	105,144	100,191	89,975
Net income (loss)	$30,554	$42,068	$61,103	$43,193	$37,706	$64,849	$67,000	$55,909
Earnings Per Share:
Basic	$0.42	$0.58	$0.84	$0.59	$0.52	$0.89	$0.92	$0.77
Diluted	$0.42	$0.58	$0.84	$0.59	$0.51	$0.88	$0.91	$0.76
Weighted average shares outstanding
Basic	72,486,209	72,592,973	72,631,646	72,657,916	72,684,495	72,739,861	72,754,697	72,775,619
Diluted	72,804,245	72,992,084	73,002,761	73,195,479	73,254,445	73,293,761	73,302,563	73,323,536

	Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Other operating statistics
Aircraft at end of period	49	50	51	54	56	57	58	65
Airports served (1)	52	55	54	53	53	54	55	53
Average daily Aircraft utilization (hours)	12.6	12.8	12.8	12.5	12.8	12.8	12.7	12.5
Average stage length (miles)	941	935	956	998	1,000	976	964	983
Passenger flight segments (thousands)	2,768	3,111	3,374	3,161	3,264	3,569	3,752	3,709
Revenue passenger miles (RPMs) (thousands)	2,661,491	2,930,912	3,241,309	3,167,376	3,289,287	3,506,459	3,656,842	3,707,271
Available seat miles (ASMs) (thousands)	3,127,214	3,420,257	3,637,951	3,675,972	3,784,727	4,008,507	4,174,397	4,372,511
Load factor (%)	85.1	85.7	89.1	86.2	86.9	87.5	87.6	84.8
Average ticket revenue per passenger flight segment ($)	79.09	77.51	82.84	77.98	77.79	84.75	84.50	73.21
Average non-ticket revenue per passenger flight segment ($)	54.75	53.43	52.50	54.88	56.41	55.15	54.04	54.70
Operating revenue per ASM (RASM) (cents)	11.85	11.91	12.55	11.43	11.57	12.46	12.45	10.85
CASM (cents)	10.26	9.96	9.86	9.57	9.99	9.83	10.05	8.79
Adjusted CASM (cents) (2)(3)	10.14	9.78	10.00	9.67	9.98	9.80	9.80	8.69
Adjusted CASM ex fuel (cents) (2)	6.04	6.00	5.86	5.78	6.06	5.95	5.92	5.61
Fuel gallons consumed (thousands)	38,628	42,683	45,521	45,100	46,677	49,401	51,688	52,732
Average economic fuel cost per gallon ($)	3.32	3.03	3.31	3.17	3.18	3.13	3.13	2.56

(1) Includes seasonal airports not served at the end of the period. Prior to 2013, we reported only airports served during the period with continuing operations.
(2) Excludes special charges (credits) of $0.0 million (less than 0.01 cents per ASM) in the three months ended March 31, 2013, $0.0 million (less than 0.01 cents per ASM) in the three months ended June 30, 2013, $0.4 million (0.01 cents per ASM) in the three months ended September 30, 2013, $(0.3) million ((0.01) cents per ASM) in the three months ended December 31, 2013, $0.0 million (less than 0.01 cents per ASM) in the three months ended March 31, 2014, $0.0 million (less than 0.01 cents per ASM) in the three months ended June 30, 2014, $0.0 million (less than 0.01 cents per ASM) in the three months ended September 30, 2014 and $0.0 million (less than 0.01 cents per ASM) in the three months ended December 31, 2014 . These amounts are excluded from all calculations of Adjusted CASM provided in this annual report. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Special Charges (Credits)."
(3) Excludes unrealized (gains) and losses related to fuel derivative contracts of $3.4 million (0.11 cents per ASM) in the three months ended March 31, 2013, $5.8 million (0.17 cents per ASM) in the three months ended June 30, 2013, $(5.7) million ((0.16) cents per ASM) in the three months ended September 30, 2013 and $(3.2) million ((0.09) cents per ASM) in the three months ended December 31, 2013, $0.0 million (less than 0.01 cents per ASM) in the three months ended March 31, 2014, $0.5 million (0.01 cents per ASM) in the three months ended June 30, 2014, $0.4 million (less than 0.01 cents per ASM) in the three months ended September 30, 2014 and $3.1 million (0.07 cents per ASM) in the three months ended December 31, 2014. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Our Operating Expenses—Critical Accounting Policies and Estimates.”

Liquidity and Capital Resources
Our primary source of liquidity is cash on hand and cash provided by operations. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft pre-delivery deposit payments (PDPs) and maintenance reserves. Our total cash at December 31, 2014 was $632.8 million, an increase of $102.2 million from December 31, 2013.
Currently, our single largest capital need is to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During 2014, $53.2 million of PDPs have been returned related to delivered aircraft in the period and we have paid $169.0 million in PDPs for future deliveries of aircraft and spare engines. As of December 31, 2014, we have secured financing commitments with third parties for six aircraft deliveries from Airbus, scheduled for delivery in 2015, and for five aircraft to be leased directly from a third party, scheduled for delivery between 2015 and 2016. We do not have financing commitments in place for the remaining 95 Airbus firm aircraft orders scheduled for delivery between 2015 and 2021. However, we have signed letters of intent to finance five of these aircraft being delivered in 2015 under secured debt arrangements.

In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for a majority of our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In 2014, we paid $58.5 million in maintenance reserves and as of December 31, 2014, we have $250.0 million ($36.9 million in prepaid expenses and other current assets and $213.1 million in aircraft maintenance deposits) on our balance sheet, representing the amount paid in reserves since inception, net of reimbursements.

As of December 31, 2014, we were compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2014 and December 31, 2013, was $217.1 million and $188.6 million, respectively.

In 2014, we agreed on a settlement amount of $7.0 million related to the TRA. This agreed upon settlement was in excess of the outstanding liability of $5.6 million at the time of settlement. The $5.6 million payment is recorded as cash used in financing activities in the statement of cash flows and the excess payment of $1.4 million is recorded within other expense in the statement operations and recorded as cash from operations in the statement of cash flows. As of December 31, 2014, we had made all payments in accordance with the agreed upon settlement terms and have no outstanding obligations related to the TRA. See Note 18 for additional information regarding the TRA.
Net Cash Flows Provided By Operating Activities. Operating activities in 2014 provided $260.5 million in cash compared to $195.4 million provided in 2013. The increase was primarily due to larger operating profits in 2014 as compared to 2013.
Operating activities in 2013 provided $195.4 million in cash compared to $113.6 million provided in 2012. The increase was primarily due to larger operating profits in 2013 coupled with higher cash inflows received on future travel as of December 31, 2013.
Net Cash Flows Used In Investing Activities. During 2014, investing activities used $302.4 million, compared to $90.1 million used in 2013. The increase was mainly due to the purchase of four Airbus A320s and one spare engine during 2014 and an increase in paid PDPs as compared to 2013, driven by the timing of aircraft deliveries.
During 2013, investing activities used $90.1 million, compared to $27.3 million used in 2012. The increase was mainly due to an increase in paid PDPs, net of refunds, during 2013, compared to 2012, driven by the timing of aircraft deliveries and our amended order with Airbus. This was offset by $9.1 million received in 2012 as a result of proceeds from the sale of slots at Ronald Reagan National Airport (DCA). Capital expenditures decreased year over year mainly due to higher expenses incurred in 2012 related to the implementation of our ERP system.
Net Cash (Used in) Provided By Financing Activities. During 2014, financing activities provided $144.0 million. We received $7.2 million in proceeds from the sale of one spare engine as part of a sale and leaseback transaction, $148.0 million in connection with the debt financing of four aircraft, retained $1.9 million as a result of excess tax benefits related to share-based payments and received cash as a result of exercised stock options. We spent $4.7 million in debt issuance cost to secure the financing on 4 aircraft in the current period and 11 aircraft expected in 2015.

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

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2014 and the periods in which payments are due (in millions):

	2015	2016 - 2017	2018 - 2019	2020 and beyond	Total
Long-term debt (1)	$10	$22	$25	$91	$148
Interest commitments (2)	7	12	9	14	42
Operating lease obligations	244	459	366	664	1,733
Flight equipment purchase obligations	660	1,367	1,333	1,525	4,885
Other	7	9	3	—	19
Total future payments on contractual obligations	$928	$1,869	$1,736	$2,294	$6,827

(1)	Includes principal only associated with senior term loans due through 2026 and junior term loans due through 2021. See Note 10 to the Financial Statements.

(2)	Related to senior and junior term loans only.

Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are approximately $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, $4.2 million in 2019 and $14.1 million in 2020 and beyond.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft as 61 of our 65 aircraft are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 to 2026. Aircraft rent payments were $198.7 million and $166.3 million for 2014 and 2013, respectively. Our aircraft lease payments for 56 of our aircraft are fixed-rate obligations. Five of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturer and aircraft leasing companies. As of December 31, 2014, our aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
2015	8		6		1	15
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	21	40	30	10	5	106

We also have five spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2015 through 2024.
As of December 31, 2014, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $4.5 million.
As of December 31, 2014, we had lines of credit with counterparties for both physical fuel delivery and jet fuel derivatives in the amount of $38.0 million. As of December 31, 2014, we had drawn $9.3 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2014, the Company did not hold any derivatives with requirements to post collateral.
As of December 31, 2014, we have $6.8 million in uncollateralized surety bonds and a $25.1 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $10.3 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding unrealized gains or losses related to fuel derivative contracts, out of period fuel federal excise tax, loss on disposal of assets, and special charges (credits), divided by ASMs.
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
“Average economic fuel cost per gallon” means total aircraft fuel expense, excluding unrealized gains or losses related to fuel derivative contracts and out of period fuel federal excise tax, divided by the total number of fuel gallons consumed.
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
"Wet-leased aircraft" means a lease where the lessor provides for aircraft, crew, maintenance and insurance, also known as an "ACMI."

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk-Sensitive Instruments and Positions
We are subject to certain market risks, including commodity prices (specifically aircraft fuel) and interest rates. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments, and financial derivative instruments used to hedge our exposure to jet fuel price increases and interest rate increases. We do not purchase or hold any derivative financial instruments for trading purposes. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided below does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2014, 2013 and 2012 represented approximately 38.9%, 40.2% and 41.2% of our operating expenses, respectfully. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2014 by approximately $60.8 million. As of December 31, 2014, we had jet fuel option agreements in place to protect 88.7 million gallons, or approximately 35% of our 2015 anticipated fuel consumption, at a weighted-average ceiling price of $2.07 per gallon.
The fair value of our fuel derivative contracts as of December 31, 2014 was a $4.8 million asset. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. We measure the fair value of the derivative instruments based on either quoted market prices or values provided by the counterparty. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations. As of December 31, 2013, we had no credit exposure related to counterparties as we had no derivative contracts outstanding.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2014 would affect total aircraft rent expense in 2015 by less than $0.1 million. We also have market risk associated with changing interest rates due to LIBOR-based forward interest rate swaps that fix the benchmark interest rate component of the forecasted interest payments on the debt related to three Airbus A321 aircraft with expected delivery dates ranging from July 2015 to September 2015. The interest rate swaps will be designated as cash flow hedges. The fair value of our interest rate swaps as of December 31, 2014 was a $1.1 million liability.
Fixed-Rate Debt. As of December 31, 2014, we had $148.0 million outstanding in fixed-rate debt related to the purchase of four Airbus A320 aircraft in the fourth quarter of 2014, which had a fair value of $148.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Operating revenues:
Passenger	$1,144,972	$986,018	$782,792
Non-ticket	786,608	668,367	535,596
Total operating revenues	1,931,580	1,654,385	1,318,388
Operating expenses:
Aircraft fuel	612,909	551,746	471,763
Salaries, wages and benefits	313,988	262,150	218,919
Aircraft rent	195,827	169,737	143,572
Landing fees and other rents	105,115	83,604	68,368
Distribution	74,823	67,481	56,668
Maintenance, materials and repairs	73,956	60,143	49,460
Depreciation and amortization	46,971	31,947	15,256
Other operating	149,675	144,586	127,886
Loss on disposal of assets	3,008	525	956
Special charges (credits)	45	174	(8,450)
Total operating expenses	1,576,317	1,372,093	1,144,398

Operating income	355,263	282,292	173,990
Other (income) expense:
Interest expense	2,747	214	1,350
Capitalized interest	(2,747)	(214)	(1,350)
Interest income	(336)	(401)	(925)
Other expense	2,605	283	331
Total other (income) expense	2,269	(118)	(594)

Income before income taxes	352,994	282,410	174,584
Provision for income taxes	127,530	105,492	66,124

Net income	$225,464	$176,918	$108,460
Basic earnings per share	$3.10	$2.44	$1.50
Diluted earnings per share	$3.08	$2.42	$1.49

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Net income	$225,464	$176,918	$108,460
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $423, $0, and $0	(718)	—	—
Other Comprehensive Income (Loss)	$(718)	$—	$—
Comprehensive Income	$224,746	$176,918	$108,460

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Balance Sheets
(In thousands, except share data)

	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$632,784	$530,631
Accounts receivable, net	22,685	23,246
Deferred income taxes	9,643	16,243
Prepaid expenses and other current assets	66,029	78,955
Total current assets	731,141	649,075

Property and equipment:
Flight equipment	204,462	12,744
Ground and other equipment	57,012	48,090
Less accumulated depreciation	(36,099)	(25,221)
	225,375	35,613
Deposits on flight equipment purchase contracts	242,881	157,669
Aircraft maintenance deposits	213,147	161,484
Deferred heavy maintenance, net	123,108	125,288
Other long-term assets	67,329	51,636
Total assets	$1,602,981	$1,180,765

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$13,402	$23,104
Air traffic liability	188,870	167,627
Current maturities of long-term debt	10,431	—
Other current liabilities	152,921	145,262
Total current liabilities	365,624	335,993

Long-term debt less current maturities	135,817	—
Long-term deferred income taxes	76,010	48,916
Deferred gains and other long-term liabilities	22,455	26,739
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2014 and 2013, respectively; 72,907,827 and 72,774,920 issued and 72,775,685 and 72,670,673 outstanding as of December 31, 2014 and 2013, respectively	7	7
Common stock: Non-Voting common stock: $0.0001 par value, 50,000,000 shares authorized at December 31, 2014 and 2013, respectively; 0 issued and outstanding as of December 31, 2014 and 2013, respectively	—	—
Additional paid-in-capital	526,173	515,331
Treasury stock, at cost: 132,142 and 104,247 shares as of December 31, 2014 and 2013, respectively	(3,921)	(2,291)
Retained earnings	481,534	256,070
Accumulated other comprehensive income (loss)	(718)	—
Total shareholders’ equity	1,003,075	769,117
Total liabilities and shareholders’ equity	$1,602,981	$1,180,765
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities:
Net income	$225,464	$176,918	$108,460
Adjustments to reconcile net income to net cash provided by operations:
Unrealized (gains) losses on open fuel derivative contracts	—	265	46
Equity-based compensation, net	8,797	5,689	4,327
Allowance for doubtful accounts (recoveries)	(45)	143	78
Amortization of deferred gains and losses and debt issuance costs	(185)	(558)	(830)
Depreciation and amortization	46,971	31,947	15,256
Deferred income tax	34,118	12,047	29,255
Loss on disposal of assets	3,008	525	956
Gain on slot sale	—	—	(9,060)
Capitalized interest	(2,747)	(214)	(1,350)
Changes in operating assets and liabilities:
Accounts receivable	606	(461)	(7,393)
Prepaid maintenance reserves	(31,925)	(24,058)	(31,567)
Long-term deposits and other assets	(48,382)	(65,654)	(68,248)
Accounts payable	(10,034)	(1,674)	8,452
Air traffic liability	21,135	36,226	19,134
Other liabilities	13,731	24,235	46,115
Net cash provided by operating activities	260,512	195,376	113,631
Investing activities:
Proceeds from sale of property and equipment	—	—	14
Proceeds from sale of slots	—	—	9,060
Pre-delivery deposits for flight equipment, net of refunds	(115,802)	(70,288)	(12,626)
Purchase of property and equipment	(186,569)	(19,812)	(23,771)
Net cash used in investing activities	(302,371)	(90,100)	(27,323)
Financing activities:
Proceeds from issuance of long-term debt	148,000	—	—
Proceeds from stock options exercised	174	852	469
Payments on debt and capital lease obligations	(1,233)	—	—
Proceeds from sale and leaseback transactions	7,200	6,900	12,540
Payments to pre-IPO shareholders pursuant to tax receivable agreement	(5,643)	—	(26,905)
Excess tax benefits from equity-based compensation	1,871	1,927	2,098
Repurchase of common stock	(1,630)	(1,140)	(1,022)
Debt issuance costs	(4,727)	—	—
Net cash provided by financing activities	144,012	8,539	(12,820)
Net increase in cash and cash equivalents	102,153	113,815	73,488
Cash and cash equivalents at beginning of period	530,631	416,816	343,328
Cash and cash equivalents at end of period	$632,784	$530,631	$416,816
Supplemental disclosures
Cash payments for:
Interest (net of capitalized interest)	$—	$—	$—
Taxes	$89,104	$85,705	$40,204
Non-cash transactions:
Liability and equity related to tax receivable agreement	$—	$(2,336)	$(1,497)
Capital expenditures funded by capital lease borrowings	$(173)	$(3,234)	$—
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	$6	$1	$496,136	$(129)	$(29,308)	$—	$466,706
Adjustment to liability recorded under Tax Receivable Agreement	—	—	1,497	—	—	—	1,497
Share-based compensation	—	—	4,327	—	—	—	4,327
Repurchase of common stock	—	—	—	(1,022)	—	—	(1,022)
Proceeds from options exercised	—	—	469	—	—	—	469
Excess tax benefits from share-based compensation	—	—	2,098	—	—	—	2,098
Net income	—	—	—	—	108,460	—	108,460
Balance at December 31, 2012	6	1	504,527	(1,151)	79,152	—	582,535
Adjustment to liability recorded under Tax Receivable Agreement			2,336			—	2,336
Share-based compensation	—	—	5,689	—	—	—	5,689
Repurchase of common stock	—	—		(1,140)	—	—	(1,140)
Conversion of non-voting common stock to common stock	1	(1)	—	—	—	—	—
Proceeds from options exercised	—	—	852	—	—	—	852
Excess tax benefits from share-based compensation	—	—	1,927	—	—	—	1,927
Net income	—	—	—	—	176,918	—	176,918
Balance at December 31, 2013	7	—	515,331	(2,291)	256,070	—	769,117
Share-based compensation	—	—	8,797	—	—	—	8,797
Repurchase of common stock	—	—		(1,630)	—	—	(1,630)
Proceeds from options exercised	—	—	174	—	—	—	174
Excess tax benefits from share-based compensation	—	—	1,871	—	—	—	1,871
Unrealized gain (loss) from cash flow hedges, net of tax						(718)	(718)
Net income	—	—	—	—	225,464	—	225,464
Balance at December 31, 2014	$7	$—	$526,173	$(3,921)	$481,534	$(718)	$1,003,075

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
Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company's estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that both (i) are most important to the portrayal of the Company's financial condition and results and (ii) require management's most subjective judgments. The Company's most critical accounting policies and estimates are described below.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of less than three months at the date of acquisition to be cash equivalents. Investments included in this category primarily consist of money market funds. Cash and cash equivalents are stated at cost, which approximates fair value.
Restricted Cash
Restricted cash, when reported, consists of funds held by credit card processors as collateral for future travel paid with a credit card. As of December 31, 2014 and 2013, the Company held no restricted cash.
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets and amounts due from counterparties associated with fuel derivative instruments which have settled. The Company records an allowance for doubtful accounts for amounts not expected to be collected. The Company estimates the allowance based on historical write offs as well as aging trends. The allowance for doubtful accounts was immaterial as of December 31, 2014 and 2013.
In addition, the provision for doubtful accounts and write-offs for 2014, 2013 and 2012 were each immaterial.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of operating property and equipment is computed using the straight-line method applied to each unit of property. Residual values for aircraft, major spare rotable parts, avionics and assemblies are estimated to be 10%. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed using the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation and amortization expense.

Notes to Financial Statements—(Continued)

The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Aircraft	25 years
Spare rotables and flight assemblies	7 to 15 years
Other equipment and vehicles	5 to 7 years
Internal use software	3 to 10 years
Capital lease	Lease term
Leasehold improvements	Lesser of lease term or estimated useful life of the improvement
As of December 31, 2014, the Company had 4 aircraft capitalized within flight equipment with depreciable lives of 25 years and 61 aircraft financed through operating leases with terms of 3 to 15 years. All spare engines are financed through operating leases with terms of 7 to 12 years.
In the third quarter of 2014, the Company purchased $13.5 million of rotable spare inventory which was previously rented. The cost to rent this inventory was recorded as maintenance, materials and repairs within the statement of operations. As a result of the purchase, the inventory was capitalized and the cost is amortized over the remaining useful life of the assets. The amortization is recorded as depreciation and amortization within the statement of operations.
The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Depreciation	$11,169	$8,340	$6,156
Amortization of heavy maintenance	35,802	23,607	9,100
Total depreciation and amortization	$46,971	$31,947	$15,256
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying balance sheets, net of accumulated depreciation, was $7.4 million and $8.1 million at December 31, 2014 and 2013, respectively.
Amortization of capitalized software costs is charged to depreciation on a straight-line method basis. Amortization of capitalized software costs was $3.5 million, $3.7 million and $3.2 million for the years ended 2014, 2013 and 2012, respectively. The Company placed in service internal-use software of $2.7 million, $7.0 million and $2.3 million, during the years ended 2014, 2013 and 2012, respectively.
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

Notes to Financial Statements—(Continued)

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
The Company is also required to collect certain taxes and fees from customers on behalf of government agencies and airports and remit these back to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and international arrival and departure taxes. These items are collected from customers at the time they purchase their tickets, but are not included in passenger revenue. The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency or airport.
Frequent Flier Program
Flown Miles. The Company records unrecognized revenue for mileage credits earned by passengers under its FREE SPIRIT program, including mileage credits for members with an insufficient number of mileage credits to earn an award, based on the estimated incremental cost of providing free travel for credits that are expected to be redeemed. Incremental costs include fuel, insurance, security, ticketing and facility charges reduced by an estimate of fees required to be paid by the passenger when redeeming the award.
Affinity Card Program. Under the Company's affinity card program, funds received for the marketing of a co-branded Spirit credit card and delivery of award miles are accounted for as a mulitple-deliverable arrangement. At the inception of the arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting. The Company determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. Arrangement consideration was allocated based on relative selling price. At inception of the arrangement, the Company established the relative selling price for all deliverables that qualified for separation. The manner in which the selling price was established was based on a hierarchy of evidence that the Company considered. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable’s relative selling price. In considering the hierarchy of evidence, the Company first determined whether vendor specific objective evidence of selling price or third-party evidence of selling price existed. It was determined by the Company that neither vendor specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of the Company’s program. As such, the Company developed its best estimate of the selling price for all deliverables. For the award miles, the Company considered a number of entity-specific factors when developing the best estimate of the selling price including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions and other charges. For licensing of brand and access to member lists, the Company considered both market-specific factors and entity-specific factors including general profit margins realized in the marketplace/industry, brand power, market royalty rates and size of customer base. For the advertising element, the Company considered market-specific factors and entity-specific factors, including the Company’s internal costs (and fluctuations of costs) of providing services, volume of marketing efforts and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided which is estimated at 14 months. The Company used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. As of December 31, 2014, there have been no changes in either the selling price or the method or assumptions used to determine selling price for any of the identified units of accounting that would have a significant effect on the allocation of consideration.

Notes to Financial Statements—(Continued)

The following table illustrates total cash proceeds received from the sale of mileage credits and the portion of such proceeds recognized in revenue immediately as marketing component:

	Consideration received from credit card mile programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2014	$33,819	$28,140
December 31, 2013	28,496	23,124
December 31, 2012	24,938	20,998
Total unrecognized revenue from future FREE SPIRIT award redemptions and the sale of mileage credits was $2.8 million and $2.6 million at December 31, 2014 and 2013, respectively. These balances are recorded as a component of air traffic liability in the accompanying balance sheets.
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
The following table summarizes the primary components of non-ticket revenue and the revenue recognition method utilized for each service or product:

		Year Ended December 31,
Non-ticket revenue	Recognition method	2014	2013	2012
		(in thousands)
Baggage	Time of departure	$318,103	$275,958	$217,536
Passenger usage fee	Time of departure	221,992	188,911	149,577
Advance seat selection	Time of departure	76,270	59,241	48,956
Service charges for changes and cancellations	When itinerary is changed	38,388	32,546	27,762
Other		131,855	111,711	91,765
Non-ticket revenue		$786,608	$668,367	$535,596
Charges for services recognized at time of departure are initially recorded as a liability until time of departure. The passenger usage fee is charged for tickets sold through the Company’s primary sales distribution channels. The primary sales distribution channels for which passenger usage fees are charged include sales through the Company’s website, sales through the third-party provided call center and sales through travel agents; the Company does not charge a passenger usage fee for sales made at its airport ticket counters. Other non-ticket revenues include revenues from other air related charges as well as non-air related charges. Other air related charges include optional services and products provided to passengers such as on-board products, travel insurance and use of the Company’s call center or travel agents, among others. Non-air related charges primarily consist of revenues from advertising on the Company’s aircraft and website, the Company’s $9 Fare Club subscription-based membership program and the Company’s FREE SPIRIT affinity credit card program.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul and repair under the deferral method whereby the cost of heavy maintenance and major overhaul and repair is deferred and amortized until the earlier of the end of the remaining lease term or until the next scheduled heavy maintenance event.
Amortization of heavy maintenance and major overhaul costs is charged to depreciation and amortization expense and was $35.8 million, $23.6 million and $9.1 million for the years ended 2014, 2013 and 2012, respectively. During the years ended 2014, 2013 and 2012, the Company deferred $33.6 million, $70.8 million and $61.6 million, respectively, of costs for heavy maintenance. At December 31, 2014 and 2013, the Company had deferred heavy maintenance balance of $198.9 million and $165.3 million, and accumulated heavy maintenance amortization of $75.8 million and $40.0 million, respectively.

Notes to Financial Statements—(Continued)

On October 15, 2013, a Company aircraft experienced an engine failure resulting in damage to the airframe and engine. In 2013, the Company expensed the insurance deductible related to this incident of approximately $0.8 million. As of December 31, 2014, the Company received insurance proceeds for a portion of the damage incurred. During 2014, the Company received a new replacement engine from the manufacturer in exchange for a $2.3 million payment to the manufacturer which was expensed within maintenance, materials and repairs in the statement of operations for the twelve months ended December 31, 2014.
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
The table below summarizes the extent to which the Company’s maintenance costs are rate capped due to flight hour maintenance contracts:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Flight hour-based maintenance expense	$35,675	$30,322	$25,748
Non-flight hour-based maintenance expense	38,281	29,821	23,712
Total maintenance, materials and repairs	$73,956	$60,143	$49,460
Leased Aircraft Return Costs
The Company's aircraft lease agreements often contain provisions that require the Company to return aircraft airframes and engines to the lessor in a certain maintenance condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs, which could include cost to perform maintenance to airframes and engines to acceptable conditions prior to return, will be recognized as expense beginning when it is probable that such costs will be incurred and they can be estimated. Incurrence of lease return costs becomes probable and the amount of those costs can typically be estimated near the end of the lease term (that is, after the aircraft has completed its last maintenance cycle prior to being returned). The Company will evaluate all lease return conditions after the second to last maintenance event as it relates to the respective component or airframe from the lease return. If at this point it becomes both probable and estimable that a return cost will be incurred, the Company will accrue the cost on a straight-line basis as contingent rent through the remaining lease term. Return costs are recorded as a component of supplemental rent.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated “into-plane” costs, taxes, and oil, and realized and unrealized gains and losses associated with fuel derivative contracts.
Derivative Instruments
The Company accounts for derivative financial instruments at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. On October 23, 2014, the Company entered into six forward interest rate swaps that fix the benchmark interest rate component of the forecasted interest payments on the debt related to three Airbus A321 aircraft with expected delivery dates ranging from July 2015 to September 2015 to limit the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the aircraft delivery date. These interest rate swaps are designated as cash flow hedges. As a result, changes in the fair value of such derivatives are recorded within other accumulated comprehensive income.
For the years ended 2014, 2013 and 2012, the Company did not hold fuel derivative instruments that were designated as cash flow hedges for accounting purposes. As a result, changes in the fair value of such fuel derivative contracts were recorded within aircraft fuel expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of unsettled derivative instruments at the end of each period. See Note 12 for additional information.

Notes to Financial Statements—(Continued)

Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $3.0 million, $2.1 million and $2.4 million for the years ended 2014, 2013 and 2012, respectively, were recorded within distribution expense in the statement of operations.
Income Taxes
The Company accounts for income taxes using the liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2014 and 2013, the Company had no valuation allowance recorded against any deferred tax assets.
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
Concentrations of Risk
The Company’s business has been, and may continue to be, adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel was the Company’s single largest expenditure representing approximately 39%, 40% and 41% of total operating expenses in 2014, 2013 and 2012, respectively.
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
As of December 31, 2014, the Company had four union-represented employee groups that together represented approximately 67% of all employees. As of December 31, 2013, the Company had three union-represented employee groups that together represented approximately 59% of all employees. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 15.

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

Notes to Financial Statements—(Continued)

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
In connection with agreements with certain airports, the Company is required to post letters of credit, which totaled $0.2 million as of both December 31, 2014 and 2013. The issuing banks require the Company deposit funds at those banks to cover the amounts that could be drawn under the letters of credit. These funds are generally invested in money market accounts and are classified as long-term assets within other long-term assets. Additionally, as of December 31, 2014, the Company had a $25.1 million unsecured standby letter of credit facility, of which $10.3 million had been drawn upon for issued letters of credit to airports and insurance underwriters.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company continues to satisfy certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2014 and 2013, the Company continued to be in compliance with its credit card processing agreements, and the processors were holding back $0 of remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2014 and 2013, was $217.1 million and $188.6 million, respectively.

Notes to Financial Statements—(Continued)

6.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2014 and 2013 consist of the following:

	As of December 31,
	2014	2013
	(in thousands)
Federal excise and other passenger taxes and fees payable	$42,628	$26,979
Salaries and wages	34,209	26,174
Airport expenses	21,726	17,109
Aircraft maintenance	16,127	36,165
Aircraft and facility rent	10,089	7,993
Fuel	9,508	13,819
Federal and state income tax payable	3,286	794
Tax Receivable Agreement	—	5,643
Other	15,348	10,586
Other current liabilities	$152,921	$145,262

7.	Common Stock and Preferred Stock
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

Notes to Financial Statements—(Continued)

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
On December 7, 2011, the Company entered into a Stock Distribution Agreement with Indigo Miramar LLC and its members. Pursuant to the Stock Distribution Agreement 10,576,180 shares of outstanding common stock were exchanged on a share-for-share basis for shares of non-voting common stock. In February 2013, all of the remaining outstanding shares of non-voting common stock were converted to voting shares in accordance with the Stock Distribution Agreement. As of December 31, 2014 and 2013, there were no shares of non-voting common stock outstanding.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The Company’s issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. As of December 31, 2014 and 2013, there were no shares of preferred stock outstanding.

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
On May 9, 2011, the Company's board of directors adopted, and the Company's stockholders approved, the 2011 Equity Incentive Award Plan, or 2011 Plan. Under the 2011 Plan, 3,000,000 new shares of common stock are reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights or SARs, restricted stock awards, restricted stock unit awards, deferred stock awards, dividend equivalent awards, stock payment awards and performance share awards and other stock-based awards, plus the number of shares remaining available for future awards under the Company's 2005 Stock Plan. The number of shares reserved for issuance or transfer pursuant to awards under the 2011 Plan will be increased by the number of shares represented by awards outstanding under the Company's 2005 Stock Plan that are forfeited or lapse unexercised and which, following the effective date of the 2011 Plan, are not issued under the Company's 2005 Stock Plan. No further awards will be granted under the 2005 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of December 31, 2014 and December 31, 2013, 2,682,457 and 2,789,276 shares of the Company’s common stock, respectively, remained available for future issuance under the 2011 Plan.
Stock-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations. Stock-based compensation cost amounted to $8.8 million, $5.7 million and $4.3

Notes to Financial Statements—(Continued)

million for 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012, there was $3.2 million, $2.1 million and $1.6 million tax benefit recognized in income related to stock-based compensation, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit awards are valued at the fair value of the shares on the date of grant. Generally, granted shares and units vest 25% per year on each anniversary of issuance. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Vesting of restricted stock units is based on time-based service conditions. In order to vest, the participant must still be employed by the Company, with certain contractual exclusions, at each vesting event. Within 30 days after vesting, the shares underlying the award will be issued to the participant. In the event a successor corporation in a change in control situation fails to assume or substitute for the restricted stock units, the restricted stock units will automatically vest in full as of immediately prior to the consummation of such change in control. In the event of death or permanent disability of a participant, the restricted stock units will automatically vest in full. Compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period.
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2014 and changes during the year ended December 31, 2014 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2013	336,048	22.99
Granted	182,464	55.14
Vested	(111,782)	22.96
Forfeited	(42,839)	25.47
Outstanding at December 31, 2014	363,891	38.83
There were 182,464 and 151,202 restricted stock shares granted during the years ended December 31, 2014 and December 31, 2013, respectively. As of December 31, 2014 and December 31, 2013, there was $10.6 million and $6.1 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 2.8 years and 2.7 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2014, 2013 and 2012 was $55.14, $27.70 and $20.01, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2014, 2013 and 2012 was $6.5 million, $4.3 million and $3.9 million respectively.
Stock Options
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service and have ten-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during 2014, 2013, or 2012. For option grants during 2011, the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 46.25%, 0%, 6.25 years and 2.03%, respectively. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
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

Notes to Financial Statements—(Continued)

A summary of share option activity under the 2011 Plan as of December 31, 2014 and changes during the year ended December 31, 2014 is presented below:

	Number of Options	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2013	56,500	8.26	6.7	2,099
Exercised	(21,125)	8.18
Forfeited or expired	(3,750)	8.21
Outstanding at December 31, 2014	31,625	8.32	5.7	2,127
Exercisable at December 31, 2014	30,875	8.22	5.7	2,080
Vested or Expected to Vest at December 31, 2014	31,614	8.32	5.7	2,126

There were no options granted during the years ended December 31, 2014, 2013, or 2012. The total intrinsic value of share options exercised during the years ended December 31, 2014, 2013 and 2012 was $1.3 million, $2.0 million and $0.7 million, respectively. The total fair value of options vested during the years ended December 31, 2014, 2013 and 2012 was $0.1 million, $0.2 million and $0.4 million, respectively.
As of December 31, 2014 and December 31, 2013, there was $3.1 thousand and $46.7 thousand respectively, of total unrecognized compensation cost related to options expected to be recognized over 0.7 years and 0.8 years, respectively.
Performance Share Awards
During 2014 and 2013, the Company granted certain senior-level executives performance stock units that vest based on market and time-based service conditions as part of a long-term incentive plan, which are referred to herein as performance share awards. The number of shares of common stock underlying each award is determined at the end of a three-year performance period. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. At the end of the performance period, the percentage of the stock units that will vest will be determined by ranking the Company’s total shareholder return compared to the total shareholder return of the peer companies identified in the plan. Based on the level of performance, between 0% and 200% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the death or permanent disability of a participant, the payout of any award is limited to a pro-rated portion of such award based upon a performance assessment prior to the change-in-control date or date of death or permanent disability.
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
The grant date fair value of the performance share awards was determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2014	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2013
Expected volatility factor	0.42	0.41
Risk free interest rate	0.65%	0.33%
Expected term (in years)	2.77	2.65
Expected dividend yield	—%	—%
For grants awarded in 2014, the volatility was based upon a weighted average historical volatility for the Company. For grants awarded in 2013 and 2012, the volatility was based upon a weighted average of the volatility for the Company and the most recent volatility of the peer group as there was not sufficient historical data for the Company alone. The peer group used to calculate volatility is consistent with the group used for the traditional employee stock options. The Company chose to use historical volatility to value these awards because historical prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used

Notes to Financial Statements—(Continued)

were calculated as the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s performance share awards for the year ended December 31, 2014:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2013	327,104	22.94
Granted	53,841	59.45
Vested	(185,907)	20.40
Forfeited	(52,468)	23.92
Outstanding at December 31, 2014	142,570	39.67
As of December 31, 2014 and December 31, 2013, there was $4.5 million and $6.5 million, respectively, of total unrecognized compensation cost related to performance share awards expected to be recognized over 1.64 years and 1.54 years, respectively.

9.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2014	2013	2012
	(in thousands, except per share amounts)
Numerator:
Net income	$225,464	$176,918	$108,460
Denominator:
Weighted-average shares outstanding, basic	72,739	72,593	72,386
Effect of dilutive stock awards	555	406	205
Adjusted weighted-average shares outstanding, diluted	73,294	72,999	72,591
Net Income per Share:
Basic earnings per common share	$3.10	$2.44	$1.50
Diluted earnings per common share	$3.08	$2.42	$1.49

Anti-dilutive weighted-average shares	29	1	88

10.	Debt and Other Obligations

Long-term Debt

On October 1, 2014, the Company entered into a Framework Agreement, with a bank syndicate which will provide up to $379 million of debt financing for seven Airbus A320 aircraft and three Airbus A321 aircraft. Each loan to be extended under the Framework Agreement will be funded on or about the delivery date of each aircraft and will be secured by a first-priority security interest in the individual aircraft. Each loan amortizes quarterly on a mortgage-style basis, with senior loans having a 12-year term and junior loans having a 7-year term. Loans will bear interest payable quarterly on a floating rate basis, provided that the Company may elect in advance a fixed rate basis. As of December 31, 2014, the Company has taken delivery of four Airbus A320 aircraft financed through the Framework Agreement and recorded debt of $148 million. The remaining three Airbus A320 aircraft and three Airbus A321 aircraft are scheduled for delivery under the Company's existing purchase agreement with Airbus between January 2015 and September 2015.

Notes to Financial Statements—(Continued)

Long-term debt is comprised of the following:

	As of December 31,
	2014	2013	2014	2013
	(in millions)		(weighted-average interest rates)
Senior Term Loans due through 2026	$132.0	$—	4.26%	N/A
Junior Term Loans due through 2021	16.0	—	6.94%	N/A
Long-term debt	$148.0	$—
Less current maturities	10.4	—
Less unamortized discount, net	1.8	—
Total	$135.8	$—
During 2014, the Company did not make any debt payments and is set to begin repayment in January 2015.
At December 31, 2014, long-term debt principal payments for the next five years and thereafter are as follows:

December 31, 2014
(in millions)
2015	$10.4
2016	10.9
2017	11.6
2018	12.0
2019	12.6
2020 and thereafter	90.5
Total debt principal payments	$148.0
Subsequent to December 31, 2014 and as of the date of this filing, the Company has taken delivery of two A320 aircraft resulting in $74.0 million of long-term debt.

Interest Expense

Interest expense related to debt consists of the following:

	Year Ended December 31,
	2014	2013
	(in thousands)
Senior Term Loans	$738	$—
Junior Term Loans	145	—
Commitment fees	685	—
Amortization of deferred financing costs	9	—
Total	$1,577	$—
The Company had unamortized deferred financing costs of $0.7 million as of December 31, 2014. As of December 31, 2013, the Company had no deferred financing costs. The long-term portion of these amounts is classified as other long-term assets on the balance sheet and is amortized over the term of the debt into interest expense.

The Company's senior and junior term loans have an annual commitment fee, related to undisbursed loan amounts, of 0.75% and 1.25%, respectively, which is paid on a quarterly basis. As of December 31, 2014, the Company has incurred $0.2 million in commitment fees related to four Airbus A320 aircraft delivered in 2014 and $0.5 million in commitment fees for three Airbus A320 aircraft and three Airbus A321 aircraft scheduled for delivery in 2015. Commitment fee expense is included within interest expense on the statement of operations.

Notes to Financial Statements—(Continued)

As of December 31, 2014, the Company's capital leases are comprised of two quick engine change kits (QEC kit) and office equipment. Aggregate annual principal maturities of capital leases as of December 31, 2014 and December 31, 2013 are as follows:

	As of December 31,
	2014	2013
	(in thousands)
2015	$1,289	$1,083
2016	1,002	966
2017	39	—
2018	42	—
2019	11	—
2020 and thereafter	—	—
Total principal maturities	$2,383	$2,049
As of December 31, 2014 and 2013, the Company had a line of credit for $18.6 million related to corporate credit cards. Respectively, the Company had drawn $4.5 million and $3.7 million as of December 31, 2014 and 2013, which is included in accounts payable.
As of December 31, 2014, the Company had lines of credit with counterparties for fuel derivatives and physical fuel delivery in the amount of $38.0 million. As of December 31, 2014, the Company had drawn $9.3 million on these lines of credit, which is included in other current liabilities. As of December 31, 2013, the Company had lines of credit with counterparties for both physical fuel delivery and fuel derivatives in the amount $34.5 million. As of December 31, 2013, the Company had drawn $13.8 million on these lines of credit, which is included in other current liabilities. The Company is required to post collateral for any excess above the lines of credit if the fuel derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2014 and 2013, the Company did not hold any fuel derivatives with requirements to post collateral.

11.	Leases and Prepaid Maintenance Deposits
The Company leases various types of equipment and property, primarily aircraft, spare engines and airport facilities under leases, which expire in various years through 2032. Lease terms are generally 3 to 15 years for aircraft and up to 25 years for other leased equipment and property.
Total rental expense for all leases charged to operations for the years ended 2014, 2013 and 2012 was $254.3 million, $214.6 million and $178.4 million, respectively. Total rental expense charged to operations for aircraft and engine operating leases for the years ended December 31, 2014, 2013 and 2012 was $195.8 million, $169.7 million and $143.6 million, respectively. Supplemental rent is made up of maintenance reserves paid or to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable return condition obligations. The Company expensed $7.5 million, $5.2 million and $2.0 million of supplemental rent recorded within aircraft rent during 2014, 2013 and 2012, respectively.
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on actual flight hours. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $7.6 million in 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, $4.2 million in 2019 and $14.1 million in 2020 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to either (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. The Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.

Notes to Financial Statements—(Continued)

At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits to the extent they are expected to be recoverable and are reflected as prepaid maintenance deposits in the accompanying balance sheets. When it is not probable the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. As of December 31, 2014 and 2013, the Company had aircraft maintenance deposits of $250.0 million and $220.7 million, respectively, on its balance sheets of which $36.9 million and $59.2 million, respectively, are included within prepaid expenses and other current assets on its balance sheets. The Company has concluded that these prepaid maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
The Company’s master lease agreements also provide that most maintenance reserves held by the lessor at the expiration of the lease are nonrefundable to the Company and will be retained by the lessor. Consequently, any usage-based maintenance reserve payments after the last major maintenance event are not substantively related to the maintenance of the leased asset and therefore are accounted for as contingent rent. The Company accrues for contingent rent beginning when it becomes probable and reasonably estimable the Company will incur such nonrefundable maintenance reserve payments. The Company makes certain assumptions at the inception of the lease and at each balance sheet date to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor, and the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor. The Company expensed $1.6 million, $1.9 million and $2.0 million of paid maintenance reserves as supplemental rent during 2014, 2013 and 2012, respectively. Maintenance reserves held by lessors that are refundable to the Company at the expiration of the lease are accounted for as prepaid maintenance deposits on the balance sheet when they are paid.
At December 31, 2014, the Company had 61 aircraft and 10 spare engines financed under operating leases with lease term expiration dates ranging from 2016 to 2026. Five of the leased aircraft have variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate). The Company has the option to renew three leases for three-year periods with contractual notice required in the tenth year. Thirty-one of the aircraft leases and all of the engine leases were the result of sale and leaseback transactions. Deferred gains or losses from sale and leaseback transactions are amortized over the term of the lease as a reduction in rent or additional rent, respectively. Losses are deferred when the fair value of the aircraft or engine is higher than the price it was sold for, which is in substance, a prepayment of rent. A loss on disposal is recorded at the time of sale for the excess of the carrying amount over the fair value of the aircraft or engine.
During 2014, the Company entered into sale and leaseback transactions with third-party aircraft lessors for the sale and leaseback of eight Airbus A320 aircraft that resulted in net deferred losses of $1.6 million, which are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred gains and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $53.2 million in pre-delivery deposits from Airbus during 2014. The refunded pre-delivery deposits have been disclosed in the statement of cash flows as investing activities within pre-delivery deposits, net of refunds. In addition, the Company entered into a sale and leaseback transaction with a third-party lessor for the sale and leaseback of one V2500 IAE International Aero Engines AG engine. Cash outflows related to the purchase of the engine have been disclosed in the statement of cash flows as investing activities within purchases of property and equipment and the cash inflows from the sale of the engine as financing activities within proceeds received on sale lease back transactions. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party. The Company has an agreement for the lease of two QEC kits, classified as capital leases. Payments under the lease agreement are fixed for the three year term of the lease.

Notes to Financial Statements—(Continued)

The Company had two QEC kits classified as capital leases at December 31, 2014 and 2013. Amortization of assets recorded under capital leases are included within depreciation expense. Amounts applicable to these QEC kits that are included in property and equipment were:

	2014	2013
	(in thousands)
Flight equipment	$3,234	$3,234
Less: accumulated amortization	377	54
	$2,857	$3,180
Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at December 31, 2014 were as follows:

		Operating Leases
	Capital Leases	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating Leases
	(in thousands)
2015	$1,444	$214,337	$29,647	$243,984
2016	1,044	212,512	25,239	237,751
2017	44	196,010	25,613	221,623
2018	44	172,323	25,759	198,082
2019	12	144,211	23,606	167,817
2020 and thereafter	—	592,409	71,578	663,987
Total minimum lease payments	$2,588	$1,531,802	$201,442	$1,733,244
Less amount representing interest	205
Present value of minimum lease payments	2,383
Less current portion	1,289
Long-term portion	1,094

12.	Financial Instruments and Risk Management

As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of December 31, 2014, the Company did not hold any derivatives with requirements to post collateral. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk.

Fuel Derivative Instruments

The Company's fuel derivative contracts generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Fair value of the instruments is determined using standard option valuation models.

The Company accounts for its fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not elect hedge accounting on any fuel derivative instruments entered into during 2014, 2013 and 2012 and, as a result, changes in the fair value of these fuel

Notes to Financial Statements—(Continued)

derivative contracts are recorded in aircraft fuel expense. During 2014, the Company paid $9.7 million in premiums to acquire fuel options.
The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Into-plane fuel cost	$608,033	$542,523	$471,542
Realized losses (gains)	995	8,958	175
Unrealized mark-to-market losses (gains)	3,881	265	46
Aircraft fuel	$612,909	$551,746	$471,763
Premiums and settlements received or paid on fuel derivative contracts are reflected in the accompanying statements of cash flows in net cash provided by operating activities.
During the third quarter of 2014, the Company became aware of an underpayment of Federal Excise Tax (FET) for fuel purchases during the period between July 1, 2009 and August 31, 2014. The commencement of the period in which the Company underpaid FET coincided with a change in its fuel service provider that took place in July 2009. The amount of underpayment of jet fuel FET from July 1, 2009 through December 31, 2013 is $9.3 million along with an additional $2.1 million for the year ended December 31, 2014. Approximately, $0.8 million of interest was incurred related to the past-due tax payments. The Company does not believe the error to be material to the 2009 through 2013 financial statements nor for the cumulative out of period error to be material to the current year financial statements.
As of December 31, 2014, the Company had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 88.7 million gallons, or approximately 35% of its 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $2.07. As of December 31, 2013, the Company had no outstanding fuel derivatives in place.

Interest Rate Swaps
On October 23, 2014, the Company entered into six forward interest rate swaps, with a total notional amount of $120 million. The interest rate swaps fix the benchmark interest rate component of the forecasted interest payments on the debt related to three Airbus A321 aircraft with expected delivery dates ranging from July 2015 to September 2015. These instruments limit the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity, ranging from July 2015 to September 2015. The interest rate swaps are designated as cash flow hedges. The Company accounts for these interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. For the twelve months ended December 31, 2014, a loss of $0.7 million, net of deferred taxes of $0.4 million, was recorded within AOCI related to these instruments. As of December 31, 2014, the interest rate swaps are recorded as a liability of approximately $1.1 million.
In 2014, the Company recorded no ineffectiveness associated with the Company's interest rate cash flow hedges. The Company expects the swaps will be highly effective in offsetting changes in cash flows attributable to the hedged risk. However, given that there may be some uncertainty regarding the exact date on which the Company will issue its fixed-rate debt, the Company will evaluate the effect of such uncertainty on the effectiveness of the hedging relationship designated hereunder each reporting period. Any ineffectiveness will be recorded within other non-operating expense in the Company's statement of operations.
Subsequent to the issuance of each debt instrument, amounts remaining in AOCI will be amortized over the life of the fixed-rate debt instrument.

Notes to Financial Statements—(Continued)

13.	Defined Contribution 401(k) Plan
The Company sponsors three defined contribution 401(k) plans, Spirit Airlines, Inc. Employee Retirement Savings Plan (first plan), Spirit Airlines, Inc. Pilots’ Retirement Savings Plan (second plan) and Spirit Airlines, Inc. Puerto Rico Retirement Savings Plan (third plan). The first plan was adopted on February 1, 1994. Essentially, all employees that are not covered by the pilots’ collective bargaining agreement, who have at least 1 year of service, have worked at least 1,000 hours during the year and have attained the age of 21 may participate in this plan. The Company may make a Qualified Discretionary Contribution, as defined in the plan, or provide matching contributions to this plan. Effective July 1, 2007, the Company amended this plan to change the service requirement to 60 days and provided for matching contribution to the plan at 50% of the employee’s contribution up to a maximum employer contribution of 3% of the employee’s annual compensation.
The second plan is for the Company’s pilots, and contained the same service requirements as the first plan and was amended effective July 1, 2007, to change the service requirements to 60 days and having attained the age of 21. Throughout the majority of 2014, the Company matched 100% of the pilot’s contribution, up to 8% of the individual pilot’s annual compensation. Effective August 1, 2014, the Company matches 100% of the pilot's contribution, up to 9% of the individual pilot's annual compensation. Both the first and the second plans are subject to the annual IRS elective deferral limit, which was $17,500 for 2014.
The third plan is for all Company employees residing in Puerto Rico and was adopted on April 16, 2012. It contains the same amended service requirements as the first and second plans. For pilots participating in the Puerto Rico plan, the Company matches 100% of their contribution, up to 9% of the individual pilot's annual compensation, but subject to the annual Puerto Rico pre-tax elective deferral limit, which was $17,500 for 2014. Prior to August 1, 2014, the Company matched 100% of the pilot's contribution, up to 8% of the individual pilot's annual compensation. For all other employees participating in the Puerto Rico plan, the Company provides for matching contribution to the plan at 50% of the employee's contribution up to a maximum employer contribution of 3% of the employee's annual compensation.
Matching contributions made to all plans were $9.7 million, $7.7 million and $6.6 million in 2014, 2013 and 2012, respectively, and were included within salaries, wages and benefits in the accompanying statements of operations.

14.	Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current:
Federal	$85,966	$86,437	$32,656
State and local	5,389	6,595	3,250
Foreign	2,057	413	963
Total current expense	93,412	93,445	36,869
Deferred:
Federal	34,240	11,658	27,870
State and local	(122)	389	1,385
Total deferred expense (benefit)	34,118	12,047	29,255
Total income tax expense (benefit)	$127,530	$105,492	$66,124
The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2014	2013	2012
Expected provision at federal statutory tax rate	35.0%	35.0%	35.0%
State tax expense, net of federal benefit	1.0%	1.7%	2.1%
Income tax credits	(0.4)%	—%	(0.1)%
Other	0.5%	0.7%	0.9%
Total income tax expense (benefit)	36.1%	37.4%	37.9%

Notes to Financial Statements—(Continued)

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2014 and 2013, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Net operating loss	$252	$188
Accrued rent	—	1,872
Deferred revenue	410	6,241
Nondeductible accruals	12,239	6,702
Deferred manufacturing credits	848	3,309
Unrealized gains/losses on derivatives	1,865	—
Accrued maintenance	3,073	1,225
Equity compensation	4,514	2,687
Other	661	16
Deferred tax assets	23,862	22,240
Deferred tax liabilities:
Capitalized interest	568	736
Deferred gain and losses on leases, net	2,349	1,882
Accrued rent	2,560	—
Prepaid expenses	1,681	—
Property, plant and equipment	37,369	6,384
Accrued engine maintenance	45,702	45,911
Deferred tax liabilities	90,229	54,913
Net deferred tax assets (liabilities)	$(66,367)	$(32,673)
Deferred taxes included within:
Assets:
Current deferred tax assets, net	$9,643	$16,243
Liabilities:
Noncurrent deferred tax liabilities, net	$76,010	$48,916

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. Management does not believe that the realization of deferred tax assets is in jeopardy and thus a valuation allowance for 2014 will not be necessary.
The Company has fully utilized its federal NOL carryforwards and AMT credit carryforwards as of December 31, 2012. At December 31, 2014, the Company has state net operating loss carryforwards of approximately $2.7 million which can be used to offset future state taxable income. State net operating losses begin to expire in 2017.
Excess tax benefits are only recognized in the financial statements upon actual realization of the related tax benefit which occurred in 2012 upon utilization of the remaining NOLs and AMT credit carryforwards during the year. During 2014, the Company recognized a windfall tax benefit of $1.9 million which was recorded as a reduction to income tax payable and a corresponding entry to additional paid in capital.
The Company recorded a current foreign tax credit of $1.2 million against its 2014 federal income tax liability which was fully utilized during the year. During 2014, the Company amended its 2005 through 2012 U.S. federal income tax returns to credit foreign taxes of $1.4 million against U.S. income taxes previously paid.

Notes to Financial Statements—(Continued)

The Company filed an advance consent change in tax accounting method for its lease payments on certain leased aircraft, effective for its 2014 tax year. The estimated tax impact of this tax accounting method change reduces income tax payable in the amount of $35 million, with a corresponding increase in noncurrent deferred tax liability. The Company has yet to receive advance consent for this tax accounting method change and, therefore, has not included the tax impact in the balance sheet as of December 31, 2014.
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
The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of selling, general and administrative expenses. For tax years ended December 31, 2014, 2013 and 2012, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's tax years from 2006 through 2013 are still subject to examination for federal income tax purposes, due to net operating loss carryovers generated in such years. Various state and foreign jurisdiction tax years remain open to examination. The Company is currently under audit with various state jurisdictions. The Company believes that any potential assessment would be immaterial to its financial statements.

15.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2014, the Company's aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
2015	8		6		1	15
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	21	40	30	10	5	106

The Company also has five spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2015 through 2024. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, will be approximately $660.1 million in 2015, $604.0 million in 2016, $763.4 million in 2017, $621.4 million in 2018, $711.1 million in 2019 and $1,525.3 million in 2020 and beyond. The Company has secured financing commitments with third parties for six aircraft deliveries from Airbus, scheduled for delivery in 2015 and for the five aircraft to be leased directly from a third party. The Company does not have financing commitments in place for the remaining 95 Airbus firm aircraft orders scheduled for delivery between 2015 and 2021. However, the Company has signed letters of intent to finance five of these aircraft being delivered in 2015 under secured debt arrangements.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and advertising media as of December 31, 2014: $5.1 million in 2015, $3.9 million in 2016, $3.9 million in 2017, $2.6 million in 2018, $0.0 million in 2019 and $0.0 million in 2020 and thereafter.

Notes to Financial Statements—(Continued)

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
Employees

The Company has four union-represented employee groups that together represent approximately 67% of all employees at December 31, 2014. The Company had three union-represented employee groups that together represented approximately 59% of all employees at December 31, 2013. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2014.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	25%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	35%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAM)	TBD	6%
In August 2014, under the supervision of the National Mediation Board (NMB), the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On October 1, 2014, the Company was notified that the flight attendants voted not to ratify the tentative agreement. The Company will continue to work together with the AFA-CWA and the NMB with a goal of reaching a mutually beneficial agreement. On July 8, 2014, approximately 250 ramp service agents directly employed by the Company voted to be represented by the International Association of Machinists and Aerospace Workers (IAM). As of December 31, 2014, these ramp service agents served 4 of the 56 airports where the Company operates. The Company has begun the process of negotiating a collective bargaining agreement with the IAM.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.1 million and $2.1 million, for health care claims as of December 31, 2014, and 2013, respectively.

Notes to Financial Statements—(Continued)

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
Fuel Derivative Instruments
The Company’s fuel derivative contracts generally consist of jet fuel swaps and jet fuel options. These instruments are valued using energy and commodity market data, which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities.
The Company utilizes the market approach to measure fair value for its fuel derivative instruments. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company did not elect hedge accounting on any of the fuel derivative instruments. As a result, the Company records the fair value adjustment of its fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within prepaid expenses and other current assets or other current liabilities, depending on whether the net fair value of the derivatives is on an asset or liability position as of the respective date. Fair values of the fuel derivative instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Company determines fair value of jet fuel options utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The fair value of the Company's jet fuel swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. As of December 31, 2014 and 2013, the Company had no outstanding jet fuel swaps. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model, yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it noted that holding other inputs constant, a significant increase (decrease) in implied volatility would result in significantly higher (lower) determination of fair value measurement for the Company's aircraft fuel derivatives.

Interest Rate Swaps

The fair value of the Company's interest rate swaps are based on observable inputs for active swap indications in quoted markets for similar terms. The fair value of these instruments are determined using a market approach based on inputs that are

Notes to Financial Statements—(Continued)

readily available from public markets; therefore, the Company categorizes these instruments as Level 2. The interest rate swaps are designated as cash flow hedges and, as a result, the changes in fair value of these derivatives are recorded in accumulated other comprehensive income within the balance sheet and statement of other comprehensive income.

Long-Term Debt
The estimated fair value of the Company's non publicly held debt agreements has been determined to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt.
The carrying amounts and estimated fair values of our long-term debt at December 31, 2014 were as follows:

	Carrying value	Estimated fair value
	(in millions)
Senior long-term debt	$132.0	$132.0
Junior long-term debt	16.0	16.1
Total long-term debt	$148.0	$148.1

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2014 and December 31, 2013 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$632.8	$632.8	$—	$—
Jet fuel options	4.8	—	—	4.8
Total assets	$637.6	$632.8	$—	$4.8

Interest rate swaps	$1.1	$—	$1.1	$—
Total liabilities	$1.1	$—	$1.1	$—

	Fair Value Measurements as of December 31, 2013
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$530.6	$530.6	$—	$—
Total assets	$530.6	$530.6	$—	$—

Total liabilities	$—	$—	$—	$—
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2014 and 2013.

Notes to Financial Statements—(Continued)

The Company's Valuation Group is made up of individuals from the Company's Treasury and Corporate Accounting departments. The Valuation Group is responsible for the Company's valuation policies, procedures and execution thereof. The Company's Valuation Group reports to the Company's Chief Financial Officer and seeks approval for certain derivative transactions from the Audit Committee. The Valuation Group compares the results of the Company's internally developed valuation methods with counterparty reports at each balance sheet date and assesses the Company's valuation methods for accurateness and identifies any needs for modification.
The following table presents the Company’s activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Jet Fuel Options
(in millions)
Balance at January 1, 2012	$0.3
Total realized or unrealized gains (losses) included in earnings, net	(0.2)
Purchases	—
Sales	—
Settlements, net	0.2
Balance at December 31, 2012	0.3
Total realized or unrealized gains (losses) included in earnings, net	0.1
Purchases	—
Sales	—
Settlements, net	(0.4)
Balance at December 31, 2013	—
Total realized or unrealized gains (losses) included in earnings, net	(4.9)
Purchases	9.7
Sales	—
Settlements, net	—
Balance at December 31, 2014	$4.8

17.	Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation (DOT) area are summarized below:

	2014	2013	2012
	(in millions)
DOT—domestic	$1,728.8	$1,467.5	$1,135.1
DOT—Latin America	202.8	186.9	183.3
Total	$1,931.6	$1,654.4	$1,318.4
During 2014, 2013 and 2012, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

18.	Tax Receivable Agreement
On June 1, 2011, the Company completed its initial public offering of common stock, or IPO. In connection with the IPO, the Company entered into the TRA and thereby distributed immediately prior to the completion of the IPO to the holders of common stock as of such time, or the Pre-IPO Stockholders, the right to receive an amount equal to 90% of the cash savings in federal income tax realized by it by virtue of the use of the federal net operating loss, deferred interest deductions and alternative minimum tax credits held by the Company as of March 31, 2011, which was defined as the Pre-IPO NOL. Cash tax savings were generally computed by comparing actual federal income tax liability to the amount of such taxes that the

Notes to Financial Statements—(Continued)

Company would have been required to pay had such Pre-IPO NOLs (as defined in the TRA) not been available. Upon consummation of the IPO and execution of the TRA, the Company recorded a liability with an offsetting reduction to additional paid in capital. The amount and timing of payments under the TRA depended upon a number of factors, including, but not limited to, the amount and timing of taxable income generated in future periods and any limitations that may have been imposed on the Company's ability to use the Pre-IPO NOLs. The term of the TRA was to continue until the first to occur (a) the full payment of all amounts required under the agreement with respect to utilization or expiration of all of the Pre-IPO NOLs, (b) the end of the taxable year including the tenth anniversary of the IPO or (c) a change in control of the Company.
In accordance with the TRA, the Company was required to submit a Tax Benefit Schedule showing the proposed TRA payout amount to the Stockholder Representatives within 45 calendar days of the Company filing its tax return. Stockholder Representatives were defined as Indigo Pacific Partners, LLC and OCM FIE, LLC, representing the two largest ownership interest of pre-IPO shares. The Tax Benefit Schedule was to become final and binding on all parties unless a Stockholder Representative, within 45 calendar days after receiving such schedule, provided the Company with notice of a material objection to such schedule. If the parties, for any reason, were unable to successfully resolve the issues raised in any notice within 30 calendar days of receipt of such notice, the Company and the Stockholder Representatives had the right to employ the TRA's reconciliation procedures. If the Tax Benefit Schedule was accepted, the Company had five days after acceptance to make payments to the Pre-IPO stockholders. Pursuant to the TRA's reconciliation procedures, any disputes that could not be settled amicably, were to be settled by arbitration conducted by a single arbitrator jointly selected by both parties.
During the second quarter of 2012, the Company paid $27.2 million, or 90% of the 2011 tax savings realized from the utilization of NOLs, including $0.3 million of applicable interest, to the Pre-IPO Stockholders.
During 2013, the Company filed an amended 2009 income tax return which resulted in a reduction to the estimated TRA liability from $8.0 million to $5.6 million. On September 13, 2013, the Company filed its 2012 federal income tax return, and on October 14, 2013, the Company submitted the Tax Benefit Schedule to the Stockholder Representatives. On November 27, 2013, pursuant to the TRA, the Company received an objection notice to the Tax Benefit Schedule from the Stockholder Representatives. On April 7, 2014, the Company received a demand for arbitration from the Stockholder Representatives. Prior to commencing arbitration proceedings, on June 17, 2014, the Company and Stockholder Representatives agreed on a settlement amount of $7.0 million in addition to interest of $0.3 million. The agreed upon settlement was in excess of the outstanding liability of $5.6 million at the time of settlement. The excess payment of $1.4 million was recorded within other expense in the statement of operations and in the statement of cash flows as a component of cash flows from operating activities. As of December 31, 2014, the Company had made all payments in accordance with the agreed upon settlement terms and had no outstanding obligations related to the TRA.
19. Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2014 and 2013 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2014
Operating revenue	$437,987	$499,337	$519,769	$474,487
Operating income	59,953	105,144	100,191	89,975
Net income	37,706	64,849	67,000	55,909
Basic earnings per share	0.52	0.89	0.92	0.77
Diluted earnings per share	0.51	0.88	0.91	0.76

2013
Operating revenue	$370,437	$407,339	$456,625	$419,984
Operating income	49,669	66,758	97,804	68,061
Net income	30,554	42,068	61,103	43,193
Basic earnings per share	0.42	0.58	0.84	0.59
Diluted earnings per share	0.42	0.58	0.84	0.59

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited the accompanying balance sheets of Spirit Airlines, Inc. as of December 31, 2014 and 2013, and the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spirit Airlines, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 18, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited Spirit Airlines, Inc's internal control over financial reporting as of December 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable (the COSO criteria). Spirit Airlines, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Spirit Airlines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheet of Spirit Airlines, Inc. as of December 31, 2014 and 2013, and the related statement of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Spirit Airlines, Inc. and our report dated February 18, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 18, 2015

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2014. Ernst & Young LLP's report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2015 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2015 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2015 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2015 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2015 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2015 Proxy Statement, our 2015 Proxy Statement shall not be deemed to be filed as part of this Report.

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

SPIRIT AIRLINES, INC.
Date: February 18, 2015	By:	/s/ Edward M. Christie
Edward M. Christie
Senior Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ B. Ben Baldanza	President, Chief Executive Officer and Director (Principal Executive Officer)	February 18, 2015
B. Ben Baldanza
/s/ Edward M. Christie	Chief Financial Officer (Principal Financial and Accounting Officer)	February 18, 2015
Edward M. Christie
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 18, 2015
H. McIntyre Gardner
/s/ Robert L. Fornaro	Director	February 18, 2015
Robert L. Fornaro
/s/ Carlton D. Donaway	Director	February 18, 2015
Carlton D. Donaway
/s/ David G. Elkins	Director	February 18, 2015
David G. Elkins
/s/ Robert D. Johnson	Director	February 18, 2015
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 18, 2015
Barclay G. Jones
/s/ Stuart I. Oran	Director	February 18, 2015
Stuart I. Oran
/s/ Horacio Scapparone	Director	February 18, 2015
Horacio Scapparone

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

10.1+	General Release, dated January 14, 2014, between Spirit Airlines, Inc. and Ben Baldanza, filed as Exhibit 10.1 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.2+
Amended and Restated Employment Agreement, dated as of January 8, 2014, between Spirit Airlines, Inc. and Ben Baldanza, filed as Exhibit 10.2 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.3+
Offer Letter, dated September 7, 2013, between Spirit Airlines, Inc. and John Bendoraitis, filed as Exhibit 10.3 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

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

10.14†	Lease Modification and Extension Agreement, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc.

10.15†	Lease, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc.

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

10.29
Framework Agreement, dated as of October 1, 2014 by and between Spirit Airlines, Inc., BNP Paribas, New York Branch, Landesbank Hessen-Thuringen Girozentrale, Natixis, New York Branch, KfW IPEX-Bank GmbH, Investec Bank PLC and Wilmington Trust Company, filed as Exhibit 10.1 to the Company's Form 10-Q dated October 28, 2014, is hereby incorporated by reference.

14.1	Code of Business Conduct and Ethics, filed as Exhibit 14.1 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.
21.1	List of subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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