Form 10-Q
period 2015-06-30
Spirit Airlines, Inc.
filed 2015-07-24
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 17, 2015:

Class	Number of Shares
Common Stock, $0.0001 par value	72,911,853

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating revenues:
Passenger	$308,573	$302,487	$582,039	$556,365
Non-ticket	244,848	196,850	464,737	380,959
Total operating revenues	553,421	499,337	1,046,776	937,324

Operating expenses:
Aircraft fuel	127,907	154,852	240,333	303,323
Salaries, wages and benefits	97,037	77,440	186,094	153,689
Aircraft rent	53,127	48,222	105,915	94,609
Landing fees and other rents	33,364	25,831	63,910	49,847
Distribution	22,349	20,159	42,846	38,728
Maintenance, materials and repairs	21,271	19,205	40,431	36,819
Depreciation and amortization	17,139	11,344	32,002	22,465
Other operating	58,173	36,408	101,920	71,856
Loss on disposal of assets	415	715	1,010	865
Special charges	324	17	749	26
Total operating expenses	431,106	394,193	815,210	772,227

Operating income	122,315	105,144	231,566	165,097

Other (income) expense:
Interest expense	4,419	103	7,231	210
Capitalized interest	(2,829)	(103)	(5,362)	(210)
Interest income	(177)	(83)	(311)	(151)
Other expense	44	1,439	116	1,476
Total other (income) expense	1,457	1,356	1,674	1,325

Income before income taxes	120,858	103,788	229,892	163,772
Provision for income taxes	44,154	38,939	84,186	61,217

Net income	$76,704	$64,849	$145,706	$102,555
Basic earnings per share	$1.06	$0.89	$2.00	$1.41
Diluted earnings per share	$1.05	$0.88	$1.99	$1.40
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$76,704	$64,849	$145,706	$102,555
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $749, $0, ($191) and $0	1,238	—	(356)	—
Other comprehensive income (loss)	$1,238	$—	$(356)	$—
Comprehensive income	$77,942	$64,849	$145,350	$102,555

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$769,324	$632,784
Accounts receivable, net	30,856	22,685
Deferred income taxes	9,643	9,643
Prepaid expenses and other current assets	62,088	66,029
Total current assets	871,911	731,141

Property and equipment:
Flight equipment	549,517	204,462
Ground and other equipment	66,290	57,012
Less accumulated depreciation	(47,219)	(36,099)
	568,588	225,375
Deposits on flight equipment purchase contracts	267,344	242,881
Aircraft maintenance deposits	217,932	213,147
Deferred heavy maintenance, net	108,051	123,108
Other long-term assets	71,511	66,744
Total assets	$2,105,337	$1,602,396

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$21,751	$13,402
Air traffic liability	270,185	188,870
Current maturities of long-term debt	29,676	10,431
Other current liabilities	207,879	152,921
Total current liabilities	529,491	365,624

Long-term debt, less current maturities	398,975	135,232
Long-term deferred income taxes	76,378	76,010
Deferred gains and other long-term liabilities	18,213	22,455
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	539,443	526,173
Treasury stock, at cost	(83,336)	(3,921)
Retained earnings	627,240	481,534
Accumulated other comprehensive loss	(1,074)	(718)
Total shareholders’ equity	1,082,280	1,003,075
Total liabilities and shareholders’ equity	$2,105,337	$1,602,396
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2015	2014
Operating activities:
Net income	$145,706	$102,555
Adjustments to reconcile net income to net cash provided by operations:
Unrealized (gains) losses on open fuel derivative contracts, net	4,257	—
Equity-based compensation, net	4,743	3,872
Allowance for doubtful accounts (recoveries)	8	(33)
Amortization of deferred gains and losses	397	(178)
Depreciation and amortization	32,002	22,465
Deferred income tax expense (benefit)	559	(395)
Loss on disposal of assets	1,010	865
Capitalized interest	(5,362)	(210)
Changes in operating assets and liabilities:
Accounts receivable	(8,137)	(14,188)
Prepaid maintenance reserves	(4,621)	(14,286)
Long-term deposits and other assets	(10,930)	(27,020)
Accounts payable	7,856	(1,462)
Air traffic liability	90,056	64,331
Other liabilities	39,327	7,819
Net cash provided by operating activities	296,871	144,135
Investing activities:
Pre-delivery deposits for flight equipment, net of refunds	(70,971)	(94,009)
Purchase of property and equipment	(308,163)	(7,430)
Net cash used in investing activities	(379,134)	(101,439)
Financing activities:
Proceeds from issuance of long-term debt	296,000	—
Proceeds from stock options exercised	23	63
Payments on debt and capital lease obligations	(8,940)	(511)
Proceeds from sale and leaseback transactions	7,300	—
Payments to pre-IPO shareholders pursuant to tax receivable agreement	—	(5,643)
Excess tax benefits from equity-based compensation	8,504	1,225
Repurchase of common stock	(79,415)	(1,222)
Debt issuance costs	(4,669)	—
Net cash provided by financing activities	218,803	(6,088)
Net increase in cash and cash equivalents	136,540	36,608
Cash and cash equivalents at beginning of period	632,784	530,631
Cash and cash equivalents at end of period	$769,324	$567,239
Supplemental disclosures
Cash payments for:
Interest (net of capitalized interest)	$1,758	$326
Taxes	$54,198	$52,093

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
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
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is not permitted. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the planned method of adoption. While the Company is still evaluating the impact, it expects the accounting for its frequent flier program and certain ancillary fees to be impacted by the adoption of the standard.

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

Notes to Condensed Financial Statements—(Continued)

3.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator
Net income	$76,704	$64,849	$145,706	$102,555
Denominator
Weighted-average shares outstanding, basic	72,518	72,740	72,784	72,712
Effect of dilutive stock awards	283	554	299	562
Adjusted weighted-average shares outstanding, diluted	72,801	73,294	73,083	73,274
Net income per share
Basic earnings per common share	$1.06	$0.89	$2.00	$1.41
Diluted earnings per common share	$1.05	$0.88	$1.99	$1.40

Anti-dilutive weighted-average shares	56	57	42	56

4.	Accrued Liabilities
Other current liabilities as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30, 2015	December 31, 2014
	(in thousands)
Federal excise and other passenger taxes and fees payable	$48,557	$42,628
Salaries and wages	34,549	34,209
Airport expenses	27,086	21,726
Federal and state income tax payable	24,944	3,286
Aircraft and facility lease obligations	20,485	10,089
Aircraft maintenance	17,604	16,127
Fuel	12,006	9,508
Other	22,648	15,348
Other current liabilities	$207,879	$152,921

5.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time may use a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings, and the historical performance of the counterparties relating to derivative transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of June 30, 2015, the Company did not hold any derivatives with requirements to post collateral. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk.

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

The Company accounts for its fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not elect hedge accounting on any fuel derivative instruments entered into during the three and six months ended June 30, 2015 and 2014 and, as a result, changes in the fair value of these fuel derivative contracts are recorded in aircraft fuel expense. During the three months ended June 30, 2015, the Company did not acquire any jet fuel options. During the six months ended June 30, 2015, the Company paid $2.1 million in premiums to acquire jet fuel options.
The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Into-plane fuel cost	$127,344	$154,385	$235,468	$302,856
Realized losses (gains) related to fuel derivative contracts, net	4,232	—	6,839	—
Unrealized losses (gains) related to fuel derivative contracts	(3,669)	467	(1,974)	467
Aircraft fuel	$127,907	$154,852	$240,333	$303,323
Premiums and settlements received or paid on fuel derivative contracts are reflected in the accompanying statements of cash flows in net cash provided by operating activities.
As of June 30, 2015, the Company had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 25.5 million gallons, or approximately 19% of its remaining 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $1.93 per gallon. As of December 31, 2014, the Company had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 88.7 million gallons, or approximately 35% of its 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $2.07 per gallon.
Interest Rate Swaps
As of June 30, 2015, the Company had six forward interest rate swaps with a total notional amount of $120 million. These interest rate swaps fix the benchmark interest rate component of the forecasted interest payments on the debt related to three Airbus A321 aircraft with expected delivery dates ranging from July 2015 to September 2015. These instruments limit the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity, ranging from July 2015 to September 2015. The interest rate swaps are designated as cash flow hedges. The Company accounts for these interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. For the three and six months ended June 30, 2015, an unrealized gain of $1.2 million and an unrealized loss of $0.4 million, net of deferred taxes of $0.7 million and $0.2 million, respectively, were recorded within AOCI related to these instruments. As of June 30, 2015, the interest rate swaps were recorded as a liability of approximately $1.7 million. As of December 31, 2014, the interest rate swaps were recorded as a liability of approximately $1.1 million.
During the three and six months ended June 30, 2015, the Company recorded no ineffectiveness associated with the Company's interest rate cash flow hedges. The Company expects the swaps will be highly effective in offsetting changes in cash flows attributable to the hedged risk. However, given that there may be some uncertainty regarding the exact date on which the Company will issue its fixed-rate debt, the Company will evaluate the effect of such uncertainty on the effectiveness of the hedging relationship designated for each reporting period. Any ineffectiveness will be recorded within other non-operating expense in the Company's statement of operations.
Subsequent to the issuance of each debt instrument, amounts remaining in AOCI will be amortized over the life of the fixed-rate debt instrument.

Notes to Condensed Financial Statements—(Continued)

6.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2015, the Company's aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
remainder of 2015			6		1	7
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	13	40	30	10	5	98

The Company also has four spare engine orders for V2500 SelectOne engines with International Aero Engines (IAE) and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Purchase commitments for these aircraft and spare engines, including estimated amounts for contractual price escalations and pre-delivery payments, are estimated to be approximately $285 million for the remainder of 2015, $597 million in 2016, $763 million in 2017, $618 million in 2018, $701 million in 2019, and $1,515 million in 2020 and beyond. The Company has secured debt financing commitments of $120 million with third parties for three of the six remaining aircraft deliveries from Airbus scheduled for delivery in 2015. In addition, the Company has secured financing for five aircraft to be leased directly from a third party, scheduled for delivery in 2015 and 2016. The Company does not have financing commitments in place for the remaining 90 Airbus firm aircraft orders scheduled for delivery between the fourth quarter of 2015 through 2021, including 9 scheduled for delivery in the next twelve months.
As of June 30, 2015, the Company had a fleet consisting of 73 A320 family aircraft. During the six months ended June 30, 2015, the Company took delivery of eight aircraft financed under debt arrangements. These aircraft are capitalized within flight equipment with depreciable lives of 25 years and estimated residual values of 10%. As of June 30, 2015, the Company had 61 aircraft and 11 spare engines financed under operating leases with lease term expiration dates ranging from 2016 to 2027. The Company entered into sale and leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale and leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the majority of the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as supplemental rent expense when it is probable that such amounts will be incurred. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
The Company has an agreement for the lease of two quick engine change kits, classified as capital leases. Payments under the lease agreement are fixed for the three-year term of the lease, which began in the fourth quarter of 2013.

Notes to Condensed Financial Statements—(Continued)

Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at June 30, 2015 were as follows:

		Operating Leases
	Capital Leases	Aircraft and Spare Engine Leases	Property Facility Leases	Operating Lease Obligations
	(in thousands)
remainder of 2015	$722	$107,632	$16,605	$124,237
2016	1,044	213,120	27,063	240,183
2017	44	196,610	27,445	224,055
2018	44	172,885	27,422	200,307
2019	12	144,774	25,073	169,847
2020 and thereafter	—	596,581	78,210	674,791
Total minimum lease payments	$1,866	$1,431,602	$201,818	$1,633,420
Less amount representing interest	$114
Present value of minimum lease payments	$1,752
Less current portion	$1,249
Long-term portion	$503
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
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Maintenance reserve payments are either contractually fixed or utilization based amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $3.8 million for the remainder of 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, $4.2 million in 2019, and $14.1 million in 2020 and beyond. Some of these lease agreements that provide maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to either (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. Some of the master lease agreements provide that the Company will receive full reimbursement of the maintenance reserves at the final respective maintenance event, or do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of June 30, 3015, the Company was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and advertising media as of June 30, 2015: $2.9 million for the remainder of 2015, $3.9 million in 2016, $3.9 million in 2017, $2.6 million in 2018, none in 2019, and none in 2020 and thereafter. The Company's current agreement for its reservation system expires in 2018.
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

Notes to Condensed Financial Statements—(Continued)

In August 2014, two cases (entitled Rosen v. Spirit Airlines and Legg v. Spirit Airlines) were filed against the Company in federal court in Illinois and Florida, respectively. The Rosen case has now been transferred to Florida. The cases, which contain identical claims, allege violations of the Fair and Accurate Credit Transactions Act (FACTA) based on incidents of unlawfully including more information on the electronically printed credit card receipts provided to customers from our airport kiosk machines than FACTA permits. Both cases are styled as class actions and the Legg case has been certified. The plaintiffs seek statutory damages, attorney’s fees, litigation expenses and costs. The Company believes it has valid arguments in its defense and intends to vigorously defend against these claims. The Company believes the estimate of probable losses is not material; however, the outcome of any litigation is inherently uncertain and any resolution may differ materially and could have a material adverse effect on the Company’s business and its financial position.
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges, and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. If the Company fails to satisfy certain liquidity and other financial covenants, the processing agreements provide the processors the right to require the Company to maintain cash collateral up to 100% of the Company's air traffic liability, which would result in a commensurate reduction of unrestricted cash. As of June 30, 2015 and December 31, 2014, the Company continued to be in compliance with its credit card processing agreements and liquidity and other financial covenant requirements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of June 30, 2015 and December 31, 2014, was $314.1 million and $217.1 million, respectively.
Employees
Approximately 72% of the Company’s employees are covered under collective bargaining agreements. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of June 30, 2015.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	27%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	40%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	4%
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
On July 8, 2014, certain ramp service agents directly employed by the Company voted to be represented by the International Association of Machinists and Aerospace Workers (IAMAW). In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms, and we are continuing the process of negotiating a final collective bargaining agreement with the IAMAW. Currently, ramp service agents represented by the IAMAW service 1 of the 57 airports where the Company operates.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.3 million and $3.1 million in health care claims as of June 30, 2015 and December 31, 2014, respectively.

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

The fair value of the Company's jet fuel swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. As of June 30, 2015 and December 31, 2014, the Company had no outstanding jet fuel swaps. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it concluded that holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) fair value measurement for the Company's aircraft fuel derivatives.
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
Long-Term Debt
The estimated fair value of the Company's non-publicly held debt agreements has been determined to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of long-term debt and has categorized these instruments as Level 3.
The carrying amounts and estimated fair values of our long-term debt at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Senior long-term debt	$387.2	$377.8	$132.0	$132.0
Junior long-term debt	48.6	48.7	16.0	16.1
Total long-term debt	$435.8	$426.5	$148.0	$148.1
Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2015 and December 31, 2014 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2015
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$769.3	$769.3	$—	$—
Jet fuel options	1.5	—	—	1.5
Total assets	$770.8	$769.3	$—	$1.5

Interest rate swaps	$1.7	$—	$1.7	$—
Total liabilities	$1.7	$—	$1.7	$—

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$632.8	$632.8	$—	$—
Jet fuel options	4.8	—	—	4.8
Total assets	$637.6	$632.8	$—	$4.8

Interest rate swaps	$1.1	$—	$1.1	$—
Total liabilities	$1.1	$—	$1.1	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended June 30, 2015 and December 31, 2014.

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

The following tables present the Company's activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Jet Fuel Option Activity for the Three Months Ended June 30, 2015
(in millions)
Balance at March 31, 2015	$2.5
Total realized or unrealized gains (losses) included in earnings, net	(0.6)
Purchases	—
Sales	—
Settlements, net	(0.4)
Balance at June 30, 2015	$1.5

Jet Fuel Option Activity for the Six Months Ended June 30, 2015
(in millions)
Balance at December 31, 2014	$4.8
Total realized or unrealized gains (losses) included in earnings, net	(4.9)
Purchases	2.1
Sales	—
Settlements, net	(0.5)
Balance at June 30, 2015	$1.5

8.	Long-Term Debt

On October 1, 2014, the Company entered into a Framework Agreement with a bank syndicate which provides up to $379 million of debt financing for seven Airbus A320 aircraft and three Airbus A321 aircraft. Each loan extended under the Framework Agreement is funded on or near the delivery date of each aircraft and is secured by a first-priority security interest on the individual aircraft. Each loan amortizes on a mortgage-style basis, which requires quarterly payments, with senior loans having a 12-year term and junior loans having a 7-year term. The loans require interest payments quarterly on a floating or fixed rate basis, at the Company's election. As of June 30, 2015, the Company has taken delivery of seven Airbus A320 aircraft financed through the Framework Agreement and recorded fixed-rate debt of $259 million. The remaining three Airbus A321 aircraft are scheduled for delivery under the Company's existing purchase agreement with Airbus between July 2015 and September 2015.

On February 24, 2015, the Company entered into two Facility Agreements, which provided up to $185 million of debt financing for five Airbus A320 aircraft. Each loan extended under the Facility Agreements was funded on or near the delivery date of each aircraft and was secured by a first-priority security interest on the individual aircraft. Each loan amortizes on a mortgage-style basis, which requires quarterly payments, with senior loans having a 12-year term and junior loans having a 7-year term. The loans require interest payments quarterly on a floating or fixed rate basis, at the Company's election. As of June 30, 2015, the Company took delivery of all five Airbus A320 aircraft financed through the Facility Agreements and recorded fixed-rate debt of $185 million.

Notes to Condensed Financial Statements—(Continued)

Long-term debt is comprised of the following:

	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2015	December 31, 2014	2015	2014	2015	2014
	(in millions)		(weighted-average interest rates)
Senior term loans due through 2026 - 2027	$387.2	$132.0	4.04%	N/A	4.04%	N/A
Junior term loans due through 2021 - 2022	48.6	16.0	6.89%	N/A	6.89%	N/A
Long-term debt	$435.8	$148.0
Less current maturities	29.7	10.4
Less unamortized discounts	7.1	2.4
Total	$399.0	$135.2
During the six months ended June 30, 2015, the Company made scheduled principal payments of $8.2 million on its outstanding debt obligations.
At June 30, 2015, long-term debt principal payments for the next five years and thereafter are as follows:

June 30, 2015
(in millions)
remainder of 2015	$15.2
2016	31.4
2017	33.0
2018	34.6
2019	36.2
2020 and thereafter	285.4
Total debt principal payments	$435.8

Interest Expense

Interest expense related to debt consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Senior term loans	$3,426	$—	$5,620	$—
Junior term loans	678	—	1,097	—
Amortization of debt discounts	230	—	389	—
Total	$4,334	$—	$7,106	$—

Notes to Condensed Financial Statements—(Continued)

9.	Subsequent Events

In December 2014, the Company filed a request for an advance consent for a change in tax accounting method for its lease payments on certain leased aircraft, effective for its 2014 tax year. The estimated tax impact of this tax accounting method change reduces income tax payable in the amount of $35 million, with a corresponding increase in long-term deferred tax liability. On July 13, 2015, the Company received the advance consent from the Internal Revenue Service for this tax accounting method change and, therefore, has not included the tax impact in the balance sheet as of June 30, 2015.  The estimated impact of this tax accounting method change will be included in the balance sheet as of September 30, 2015.

Subsequent to June 30, 2015, we have repurchased approximately 180,000 shares for an aggregate of $10.9 million including commissions and fees.

On July 10, 2015, the Company took delivery of one A321 aircraft financed through the Framework Agreement and recorded debt of $40.0 million. Refer to Note 8 herein for further discussion of the Company's Framework Agreement.

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
Overview

Spirit Airlines is an ultra low-cost, low-fare airline headquartered in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM currently operates more than 350 daily flights to 57 destinations in the United States, the Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE."

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally by offering customers our Bare FaresTM, which are unbundled base fares that remove components traditionally included. We then give customers Frill ControlTM, which provides customers the freedom to save by paying only for the options they choose, such as bags and advance seat assignments, which we record in our financial statements as non-ticket revenue.

We are focused on price-sensitive travelers who pay for their own travel, and our business model is designed to deliver what we believe our customers want: low fares. We aggressively use low fares to address an underserved market, which helps us to increase passenger volume, load factors and non-ticket revenue on the flights we operate. We also have high-density seating configurations on our aircraft and a simplified onboard product designed to lower costs, which is part of our Plane SimpleTM strategy. Higher passenger volumes and load factors help us sell more ancillary products and services, which in turn allows us to reduce the base fare we offer even further. We strive to be recognized by our customers and potential customers as the low-fare leader in the markets we serve.

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

We allow our customers to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower than other airlines on average. In 2015, we continued our aggressive efforts to educate the public on how our unbundled pricing model works, how that gives them control over frills and ultimately how it saves them money.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month and six-month period ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Percent Change
	2015	2014
Operating Statistics (unaudited) (A):
Average aircraft	71.4	56.6	26.1%
Aircraft at end of period	73	57	28.1%
Airports served in the period	57	54	5.6%
Average daily aircraft utilization (hours)	12.9	12.8	0.8%
Average stage length (miles)	974	976	(0.2)%
Block hours	83,861	65,732	27.6%
Passenger flight segments (PFSs) (thousands)	4,514	3,569	26.5%
Revenue passenger miles (RPMs) (thousands)	4,481,064	3,506,459	27.8%
Available seat miles (ASMs) (thousands)	5,213,299	4,008,507	30.1%
Load factor (%)	86.0%	87.5%	(1.5) pts
Average ticket revenue per passenger flight segment ($)	68.35	84.75	(19.4)%
Average non-ticket revenue per passenger flight segment ($)	54.24	55.15	(1.7)%
Total revenue per passenger flight segment ($)	122.59	139.90	(12.4)%
Average yield (cents)	12.35	14.24	(13.3)%
RASM (cents)	10.62	12.46	(14.8)%
CASM (cents)	8.27	9.83	(15.9)%
Adjusted CASM (cents)	8.33	9.80	(15.0)%
Adjusted CASM ex-fuel (cents)	5.80	5.95	(2.5)%
Fuel gallons consumed (thousands)	63,134	49,401	27.8%
Average economic fuel cost per gallon ($)	2.08	3.13	(33.5)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2015	2014
Operating Statistics (unaudited) (A):
Average aircraft	69.3	55.8	24.2%
Aircraft at end of period	73	57	28.1%
Airports served in the period	57	54	5.6%
Average daily aircraft utilization (hours)	12.8	12.8	—%
Average stage length (miles)	982	988	(0.6)%
Block hours	160,896	128,870	24.9%
Passenger flight segments (PFSs) (thousands)	8,494	6,833	24.3%
Revenue passenger miles (RPMs) (thousands)	8,498,622	6,795,746	25.1%
Available seat miles (ASMs) (thousands)	9,942,762	7,793,234	27.6%
Load factor (%)	85.5%	87.2%	1.7 pts
Average ticket revenue per passenger flight segment ($)	68.52	81.43	(15.9)%
Average non-ticket revenue per passenger flight segment ($)	54.71	55.76	(1.9)%
Total revenue per passenger flight segment ($)	123.23	137.19	(10.2)%
Average yield (cents)	12.32	13.79	(10.7)%
RASM (cents)	10.53	12.03	(12.5)%
CASM (cents)	8.20	9.91	(17.3)%
Adjusted CASM (cents)	8.20	9.89	(17.1)%
Adjusted CASM ex-fuel (cents)	5.76	6.01	(4.2)%
Fuel gallons consumed (thousands)	119,857	96,078	24.7%
Average economic fuel cost per gallon ($)	2.02	3.15	(35.9)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the second quarter of 2015, we achieved a 22.1% operating margin, an increase of 1.0 point compared to the prior year period. We generated pre-tax income of $120.9 million and net income of $76.7 million on operating revenues of $553.4 million. For the second quarter of 2014, we generated pre-tax income of $103.8 million and net income of $64.8 million on operating revenues of $499.3 million.
Our adjusted CASM ex-fuel for the second quarter of 2015 was 5.80 cents, a 2.5% decrease year over year. The decrease on a per-ASM basis was primarily due to a decrease in aircraft rent and salaries, wages and benefits, offset by an increase in other operating expenses.
As of June 30, 2015, we had 73 Airbus A320-family aircraft in our fleet comprised of 29 A319s, 42 A320s, and 2 A321s. With the scheduled delivery of 7 A320s and A321s during the remainder of 2015, we expect to end 2015 with 80 aircraft in our fleet.
Comparison of three months ended June 30, 2015 to three months ended June 30, 2014
Operating Revenues
Operating revenues increased $54.1 million, or 10.8%, to $553.4 million for the second quarter of 2015, as compared to the second quarter of 2014 due primarily to an increase in traffic of 27.8%, partially offset by lower passenger yields.
Total revenue per available seat mile (RASM) for the second quarter of 2015 was 10.62 cents, a decrease of 14.8%, compared to the second quarter of 2014. Total revenue per passenger flight segment also decreased 12.4%, year over year, primarily driven by a decrease of 19.4% in ticket revenue per passenger flight segment. These decreases were driven by a

13.3% decrease in average yield period over period due to lower fares, driven down by increased competitive pressures, as well as our growth into new markets and additional capacity in mature markets.
Our non-ticket revenue per passenger flight segment remained relatively stable, declining by only 1.7%, despite the increased competitive pressures noted above. Our unbundling model provides a more stable revenue stream as demonstrated during periods of lower passenger ticket yields. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to lower bag revenue and the outsourcing of our onboard catering to a third-party provider. The outsourcing of onboard catering not only resulted in a decrease in revenue, but also contributed to a decrease in catering costs improving operating margins.

Operating Expenses
Operating expenses increased $36.9 million, or 9.4%, to $431.1 million for the second quarter of 2015 compared to $394.2 million for the second quarter of 2014, primarily due to our 30.1% capacity growth and 27.8% increase in traffic, mostly offset by a 17.4% decrease in aircraft fuel expense resulting from lower fuel prices per gallon, as compared to prior year period.
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
Aircraft fuel expense, our largest operating cost, decreased in the second quarter of 2015 by $26.9 million, or 17.4%, compared to $154.9 million in the second quarter of 2014, due primarily to a 33.5% decrease in fuel prices per gallon, offset by a 27.8% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2015	2014
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	63,134	49,401	27.8%
Into-plane fuel cost per gallon	2.02	3.13	(35.5)%
Into-plane fuel expense	127,344	154,385	(17.5)%
Realized losses (gains) related to fuel derivative contracts	4,232	—	100.0%
Unrealized losses (gains) related to fuel derivative contracts	(3,669)	467	(885.7)%
Aircraft fuel expense (per statement of operations)	$127,907	$154,852	(17.4)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 35.5% was primarily a result of a decrease in jet fuel prices.

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

The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2015	2014
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$127,344	$154,385	(17.5)%
Realized losses (gains) related to fuel derivative contracts	4,232	—	100.0%
Economic fuel expense	$131,576	$154,385	(14.8)%
Fuel gallons consumed	63,134	49,401	27.8%
Economic fuel cost per gallon	$2.08	$3.13	(33.5)%

During the three months ended June 30, 2015, we did not acquire any fuel derivatives. Total realized loss recognized for fuel derivatives that expired during the second quarter of 2015 was $4.2 million. Total realized losses include cash paid for premiums in previous periods of $4.7 million which expired in the current period and cash received for settlement of fuel derivatives in the current period of $0.4 million. We had $3.7 million in unrealized gains related to our outstanding fuel derivatives during the three months ended June 30, 2015. We had $0.5 million in unrealized losses related to our outstanding fuel derivatives and did not have any realized gains or losses related to fuel derivatives contracts during the three months ended June 30, 2014.
From time to time, we enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of June 30, 2015, we had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 25.5 million gallons, or approximately 19% of our remaining 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $1.93 per gallon.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2015 and 2014, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Per-ASM Change	Percent Change
	2015	2014
	(in cents, except for percentages)
Aircraft fuel	2.45	3.86	(1.41)	(36.5)%
Salaries, wages, and benefits	1.86	1.94	(0.08)	(4.1)%
Aircraft rent	1.02	1.20	(0.18)	(15.0)%
Landing fees and other rents	0.64	0.64	—	—%
Distribution	0.43	0.50	(0.07)	(14.0)%
Maintenance, materials and repairs	0.41	0.48	(0.07)	(14.6)%
Depreciation and amortization	0.33	0.28	0.05	17.9%
Other operating	1.12	0.91	0.21	23.1%
Loss on disposal of assets	0.01	0.02	(0.01)	NA
Special charges (credits)	0.01	—	0.01	NA
CASM	8.27	9.83	(1.56)	(15.9)%
Adjusted CASM (1)	8.33	9.80	(1.47)	(15.0)%
Adjusted CASM ex-fuel (2)	5.80	5.95	(0.15)	(2.5)%

(1)
For the three months ended June 30, 2015, adjusted CASM excludes unrealized gains related to fuel derivative contracts of 0.07 cent per ASM, loss on disposal of assets of 0.01 cents per ASM and special charges of 0.01 cent per ASM. For the three months ended June 30, 2014, adjusted CASM excludes unrealized losses related to fuel derivative contracts of less than 0.01 cent per ASM, loss on disposal of assets of 0.02 cent per ASM and special charges of less than 0.01 cent per ASM.

(2)	Excludes aircraft fuel expense, loss on disposal of assets, and special charges and credits.

Our adjusted CASM ex-fuel for the second quarter of 2015 was down 2.5% as compared to the second quarter of 2014. The decrease on a per-ASM basis was primarily due to a decrease in aircraft rent and salaries, wages and benefits, offset by an increase in other operating expense per ASM.
Labor costs for the second quarter of 2015 increased $19.6 million, or 25.3%, compared to the second quarter of 2014, primarily driven by a 26.7% increase in our pilot and flight attendant workforce resulting from the introduction of sixteen new aircraft since the second quarter of 2014. On a per-ASM basis, labor costs decreased primarily due to scale benefits from overall growth as well as larger gauge aircraft. This decrease was partially offset by an increase in our group health care costs on a per-ASM basis.
Aircraft rent expense for the second quarter of 2015 increased by $4.9 million, or 10.2%, compared to the second quarter of 2014. This increase in aircraft rent expense was primarily driven by the delivery of four new aircraft, financed under operating leases, subsequent to the end of the second quarter of 2014. On a per-ASM basis, aircraft rent expense decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, the Company has taken delivery of twelve purchased aircraft which increased capacity but had no effect on aircraft rent expense, as these assets are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as result of these purchases.
Landing fees and other rents for the second quarter of 2015 increased $7.5 million, or 29.2%, as compared to the second quarter of 2014 primarily due to a 26.9% increase in departures. On a per-ASM basis, landing fees and other rents remained stable, as compared to the prior year period.
Distribution costs increased by $2.2 million, or 10.9%, in the second quarter of 2015 as compared to the second quarter of 2014. The increase was primarily due to increased sales volume. On a per-ASM basis, distribution costs decreased primarily due to a decrease in credit card rates resulting from a renegotiation with our primary credit card processor in late 2014.
Maintenance, materials and repairs expense for the second quarter of 2015 increased by $2.1 million, or 10.8%, compared to the second quarter of 2014. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, our growth outpaced the increase in maintenance costs during the period, as compared to the prior year period, due to a change in the timing and mix of maintenance events resulting in lower cost events in the current year period as compared to the prior year period. In addition, on a per-unit basis, maintenance expense decreased due to the purchase of $13.0 million in rotable inventory that was made in the third quarter of 2014 to support our aircraft fleet. The expense for these rotables is recorded under depreciation and amortization expense versus maintenance expense as they were in prior year period when the rotables were owned by a third party. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Depreciation and amortization increased by $5.8 million compared to prior year period. The increase on both a dollar and per-ASM basis was primarily due to depreciation expense resulting from the purchase of twelve aircraft made during the fourth quarter of 2014 and first half of 2015. The amortization of heavy maintenance costs was $10.2 million and $9.0 million for the second quarters of 2015 and 2014, respectively. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $31.5 million and $28.2 million for the second quarters of 2015 and 2014, respectively.
Other operating expense for the second quarter of 2015 increased by $21.8 million, or 59.8%, compared to the second quarter of 2014 primarily due to an increase in overall operations, the impact of numerous cancellations related to the irregular operations precipitated by adverse weather conditions in June 2015 and an increase in travel and lodging expense. As compared to the prior year period, we increased departures by 26.9% and had 26.5% more passenger flight segments, which drove increases in variable operating expenses. In June 2015, our operations were negatively impacted by numerous cancellations related to adverse weather conditions. These cancellations contributed to an increase in passenger re-accomodation expense which was the primary driver of the increase in other operating expenses on a dollar and per-ASM basis. Our travel and lodging expense was also higher as compared to the prior year period due to increased training of pilots and flight attendants resulting from our fleet growth, and higher rates at certain hotels.

Other Income (Expenses)

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2015 primarily represents interest related to the financing of purchased aircraft, which began in the fourth quarter of 2014.

Income Taxes
Our effective tax rate for the second quarter of 2015 was 36.5% compared to 37.5% for the second quarter of 2014. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income.

Comparison of six months ended June 30, 2015 to six months ended June 30, 2014
Operating Revenues
Operating revenues increased $109.5 million, or 11.7%, to $1,046.8 million for the six months ended June 30, 2015, compared to the prior year period, due primarily to an increase in traffic of 25.1%, partially offset by lower passenger yields.
Total RASM for the six months ended June 30, 2015 was 10.5 cents, a decrease of 12.5% compared to the same period of 2014. This decrease was primarily driven by a 10.7% decrease in average yield period over period due to lower fares driven by increased competitive pressures, as well as our growth in new and mature markets.
Total revenue per passenger flight segment decreased 10.2% from $137.19 for the six months ended June 30, 2014 to $123.23 for the six months ended June 30, 2015. Our average ticket fare per passenger flight segment decreased from $81.43 to $68.52, or 15.9%, compared to the prior year period, and non-ticket revenue per passenger flight segment decreased from $55.76 to $54.71, or 1.9%, compared to the prior year period. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to lower bag revenue and the outsourcing of our onboard catering to a third-party provider. The outsourcing of onboard catering not only resulted in a decrease in revenue, but also contributed to a decrease in catering costs improving operating margins.
Operating Expenses
Operating expense increased for the six months ended June 30, 2015 by $43.0 million, or 5.6%, compared to the same period for 2014 primarily due to our 27.6% capacity growth, offset by a 20.8% decrease in aircraft fuel expense resulting from lower fuel prices per gallon, as compared to prior year period.
Aircraft fuel expense for the six months ended June 30, 2015 decreased $63.0 million, or 20.8%, compared to the prior year period primarily as a result of a 35.9% decrease in fuel prices per gallon, offset by a 24.7% increase in fuel gallons consumed and an increase of $4.4 million in net realized and unrealized losses from fuel derivatives year over year.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2015	2014
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	119,857	96,078	24.7%
Into-plane fuel cost per gallon	$1.96	$3.15	(37.8)%
Into-plane fuel expense	$235,468	$302,856	(22.3)%
Realized losses (gains) related to fuel derivative contracts	6,839	—	100.0%
Unrealized losses (gains) related to fuel derivative contracts	(1,974)	467	(522.7)%
Aircraft fuel expense (per Statement of Operations)	$240,333	$303,323	(20.8)%

The elements of the changes in economic fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2015	2014
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$235,468	$302,856	(22.3)%
Realized losses (gains) related to fuel derivative contracts	6,839	—	100.0%
Economic fuel expense	$242,307	$302,856	(20.0)%
Fuel gallons consumed	119,857	96,078	24.7%
Economic fuel cost per gallon	$2.02	$3.15	(35.9)%
During the six months ended June 30, 2015, we paid $2.1 million in premiums to acquire jet fuel options, with options scheduled to expire in the current and future period. Total realized loss recognized for fuel derivatives that expired during the six months ended of 2015 was $6.8 million. Total realized losses include cash paid for premiums in previous and current periods of $7.4 million which expired in the current period and cash received for settlement of fuel derivatives in the current period of $0.6 million. We had $2.0 million in unrealized gains related to our outstanding fuel derivatives during the six months ended June 30, 2015. We had $0.5 million in unrealized losses related to our outstanding fuel derivatives and did not have any realized gains or losses related to fuel derivatives contracts during the six months ended June 30, 2014.
As of June 30, 2015, we had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 25.5 million gallons, or approximately 19.1% of our remaining anticipated jet fuel consumption, at a weighted-average ceiling price of $1.93 per gallon.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2015 and 2014, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30, 2015		Per-ASM Change	Percent Change
	2015	2014
	(in cents, except for percentages)
Aircraft fuel	2.42	3.89	(1.47)	(37.8)%
Salaries, wages, and benefits	1.87	1.97	(0.10)	(5.1)%
Aircraft rent	1.07	1.21	(0.14)	(11.6)%
Landing fees and other rents	0.64	0.64	—	—%
Distribution	0.43	0.50	(0.07)	(14.0)%
Maintenance, materials and repairs	0.41	0.47	(0.06)	(12.8)%
Depreciation and amortization	0.32	0.29	0.03	10.3%
Other operating	1.03	0.92	0.11	12.0%
Loss on disposal of assets	0.01	0.01	—	NA
Special charges (credits)	0.01	—	0.01	NA
CASM	8.20	9.91	(1.71)	(17.3)%
Adjusted CASM (1)	8.20	9.89	(1.69)	(17.1)%
Adjusted CASM ex-fuel (2)	5.76	6.01	(0.25)	(4.2)%

(1)
For the six months ended June 30, 2015, adjusted CASM excludes unrealized gains related to fuel derivative contracts of 0.02 cent per ASM, loss on disposal of assets of 0.01 cent per ASM and special charges of 0.01 cent per ASM. For the six months ended June 30, 2014, adjusted CASM excludes unrealized losses related to fuel derivative contracts of less than 0.01 cent per ASM, loss on disposal of assets of 0.01 cent per ASM and special charges of less than 0.01 cent per ASM.

(2)	Excludes aircraft fuel expense, loss on disposal of assets, and special charges and credits.
Our adjusted CASM ex-fuel for the six months ended June 30, 2015 decreased by 4.2% as compared to the same period in 2014. The decrease on a per-ASM basis was primarily due to a decrease in aircraft rent and salaries, wages and benefits, offset by an increase in other operating expense per ASM.

Labor costs for the six months ended June 30, 2015 increased $32.4 million, or 21.1%, compared to same period in 2014. The increase was primarily driven by a 21.9% increase in our pilot and flight attendant workforce resulting from the introduction of sixteen new aircraft since the end of the second quarter of 2014. On a per-ASM basis, labor costs decreased primarily due to scale benefits from overall growth as well as larger gauge aircraft. This decrease was offset by an increase in our group health care costs on a per-ASM basis.
Aircraft rent expense for the six months ended June 30, 2015 increased by $11.3 million, or 12.0%, compared to the same period in 2014. This increase in aircraft rent expense was primarily driven by the delivery of four new aircraft, financed under operating leases, subsequent to the end of the second quarter of 2014. On a per-ASM basis, aircraft rent expense decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, the Company has taken delivery of twelve purchased aircraft which increased capacity but had no effect on aircraft rent expense, as these assets are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as result of these purchases.
Landing fees and other rents for the six months ended June 30, 2015 increased $14.1 million, or 28.2%, as compared to the same period in 2014 primarily due to a 25.1% increase in departures. On a per-ASM basis, landing fees and other rents remained stable, as compared to prior year period.
Distribution costs increased by $4.1 million, or 10.6%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was due primarily to increased sales volume. On a per-ASM basis, distribution costs decreased primarily due to a decrease in credit card fees resulting from a renegotiation with our primary credit card processor in late 2014.
Maintenance costs for the six months ended June 30, 2015 increased by $3.6 million, or 9.8%, compared to the prior year period. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, our growth outpaced the increase in maintenance costs during the period, as compared to the prior year period, due to a change in the timing and mix of maintenance events resulting in lower cost events in the current year period as compared to the prior year period. In addition, on a per-unit basis, maintenance expense decreased due to the purchase of $13.0 million in rotable inventory that was made in the third quarter of 2014 to support our aircraft fleet. The expense for these rotables is recorded under depreciation and amortization expense versus maintenance expense as they were in prior year period when the rotables were owned by a third party. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Depreciation and amortization increased by $9.5 million compared to prior year period. The increase on both a dollar and per-ASM basis was primarily due to depreciation expense resulting from the purchase of twelve aircraft made during the fourth quarter of 2014 and first half of 2015. The amortization of heavy maintenance costs was $19.7 million and $18.0 million for the six months ended of June 30, 2015 and 2014, respectively. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event or end of the lease term. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $60.1 million and $54.8 million for the six months ended June 30, 2015 and 2014, respectively.
Other operating expense for the six months ended June 30, 2015 increased by $30.1 million, or 41.8%, compared to the prior year period primarily due to our growth. During the latter part of the current period, our operations were negatively impacted by numerous cancellations related to adverse weather conditions. These cancellations contributed to an increase in passenger re-accomodation expense which was the primary driver of the increase in other operating expenses on a dollar and per-ASM basis. Our travel and lodging expense was also higher as compared to prior year period due to increased training of pilots and flight attendants resulting from our fleet growth, and higher rates at certain hotels.

Other income (expenses)

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2015 primarily represents interest related to the financing of purchased aircraft, which began in the fourth quarter of 2014.

Income Taxes

Our effective tax rate for the six months ended June 30, 2015 was 36.6% compared to 37.4% for the six months ended June 30, 2014. In arriving at these rates, we considered a variety of factors, including our forecast full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income.

Liquidity and Capital Resources

Cash at June 30, 2015 was $769.3 million, an increase of $136.5 million, from December 31, 2014. Our primary use of cash is for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments (PDPs) and maintenance reserves.
Currently, our single largest capital need is to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. In the six months ended June 30, 2015, $25.8 million of PDPs were returned to us and $49.5 million of PDPs were utilized for delivered aircraft and engines in the period. During the six months ended June 30, 2015, we paid $96.8 million of PDPs for future deliveries of aircraft and spare engines. As of June 30, 2015, we had $267.3 million of PDPs on our balance sheet.
In addition to funding the acquisition of our fleet, we are required to make maintenance reserve payments for a portion of our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the six months ended June 30, 2015, we recorded an increase of $4.6 million in maintenance reserves, net of reimbursements, and as of June 30, 2015, we had $253.5 million ($35.5 million in prepaid expenses and other current assets and $217.9 million in aircraft maintenance deposits) on our balance sheet.
We have secured third-party debt financing commitments for three of our remaining six aircraft deliveries from Airbus, scheduled for delivery in 2015. In addition, we have secured financing for five aircraft to be leased directly from a third party, scheduled for delivery in 2015 and 2016. We do not have financing commitments in place for the remaining 90 Airbus aircraft currently on firm order scheduled for delivery between the fourth quarter of 2015 through 2021, including 9 scheduled for delivery in the next twelve months.
Future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
Net Cash Flows Provided By Operating Activities. Operating activities in the six months ended June 30, 2015 provided $296.9 million in cash compared to $144.1 million provided in the six months ended June 30, 2014. The increase resulted from higher net income, lower spend on heavy maintenance events in 2015, higher cash collections on flights sold not flown and higher cash collected on pass through taxes.
Net Cash Flows Used In Investing Activities. In the six months ended June 30, 2015, investing activities used $379.1 million, compared to $101.4 million used in the prior year period. The increase was mainly driven by the purchase of eight aircraft in the six months ended June 30, 2015, offset by a decrease in paid PDPs, net of refunds, driven by timing of future aircraft deliveries.
Net Cash Flows Provided By Financing Activities. During the six months ended June 30, 2015, financing activities provided $218.8 million. We received $296.0 million in connection with the debt financing of eight aircraft and retained $8.5 million as a result of excess tax benefits related to share-based payments. We spent $79.4 million to repurchase common stock primarily under the stock repurchase program, which became effective in December 2014, and $4.7 million in debt issuance costs to secure the financing on eight aircraft in the current period and three aircraft expected to be received through the remainder of 2015.

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, repayment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2015 and the periods in which payments are due (in millions):

	Remainder of 2015	2016 - 2017	2018 - 2019	2020 and beyond	Total
Long-term debt (1)	$15	$64	$71	$285	$435
Interest commitments (2)	10	34	28	46	118
Operating lease obligations	124	464	370	675	1,633
Flight equipment purchase obligations	285	1,360	1,319	1,515	4,479
Other	4	9	3	—	16
Total future payments on contractual obligations	$438	$1,931	$1,791	$2,521	$6,681

(1) Includes principal only associated with senior term loans due through 2027 and junior term loans due through 2022. Please see "Notes to Financial Statements - 8. Long-term Debt."
(2) Related to senior and junior term loans only.
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are approximately $3.8 million for the remainder of 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, $4.2 million in 2019, and $14.1 million in 2020 and beyond.

Off-Balance Sheet Arrangements
We have significant lease obligations for aircraft as 61 of our 73 aircraft are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 and 2026. Aircraft rent payments were $54.5 million and $49.1 million for the three months ended June 30, 2015 and 2014, respectively, and $108.6 million and $97.0 million for the six months ended June 30, 2015 and 2014, respectively. Our aircraft lease payments for 56 of our aircraft are fixed-rate obligations. Five of our aircraft leases provide for variable rent payments, which fluctuate based on changes in LIBOR (the London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2015, our aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
remainder of 2015			6		1	7
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	13	40	30	10	5	98
We also have four spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be approximately $285 million for the remainder of 2015, $597 million in 2016, $763 million in 2017, $618 million in 2018, $701 million in 2019 and $1,515 million in 2020 and beyond.

As of June 30, 2015, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $9.8 million.
As of June 30, 2015, we had lines of credit with counterparties for physical fuel delivery, jet fuel derivatives and interest rate derivatives in the amount of $38.0 million. As of June 30, 2015, we had drawn $11.9 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2015, we did not hold any fuel derivatives with requirements to post collateral.
As of June 30, 2015, we had $6.9 million in uncollateralized surety bonds and $25.3 million in unsecured standby letter of credit facilities of which $12.7 million had been drawn upon for issued letters of credit.

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
"IAMAW" means the International Association of Machinists and Aerospace Workers.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2015 and 2014 represented 29.5% and 39.3% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. During peak hurricane season (August through October), we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $55.0 million. To attempt to manage fuel price risk, from time to time we use jet fuel options or jet fuel swaps to mitigate a portion of the crack spread between crude and jet fuel. As of June 30, 2015, we had jet fuel option agreements in place to protect 25.5 million gallons, or approximately 19% of our remaining 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $1.93 per gallon.
The fair value of our fuel derivative contracts as of June 30, 2015 and December 31, 2014 was an asset of $1.5 million and $4.8 million, respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum. We also have market risk associated with changing interest rates due to LIBOR-based forward interest rate swaps that fix the benchmark interest rate component of the forecasted interest payments on the debt related to three Airbus A321 aircraft with expected delivery dates ranging from July 2015 to September 2015. The interest rate swaps are designated as cash flow hedges. The fair value of our interest rate swaps as of June 30, 2015 and December 31, 2014 was a liability of $1.7 million and $1.1 million, respectively.
Fixed-Rate Debt. As of June 30, 2015, we had $435.8 million outstanding in fixed-rate debt related to the purchase of twelve Airbus A320 aircraft, which had a fair value of $426.5 million. As of December 31, 2014, we had $148.0 million outstanding in fixed-rate debt related to the purchase of four Airbus A320 aircraft, which had a fair value of $148.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of

June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time.
In August 2014, two cases (entitled Rosen v. Spirit Airlines and Legg v. Spirit Airlines) were filed against the Company in federal court in Illinois and Florida, respectively. The Rosen case has now been transferred to Florida. The cases, which contain identical claims, allege violations of the Fair and Accurate Credit Transactions Act (FACTA) based on incidents of unlawfully including more information on the electronically printed credit card receipts provided to customers from our airport kiosk machines than FACTA permits. Both cases are styled as class actions and the Legg case has been certified. The plaintiffs seek statutory damages, attorney’s fees, litigation expenses and costs. We believe we have valid arguments in our defense and intend to vigorously defend against these claims. We believe the estimate of probable losses is not material. However, the outcome of any litigation is inherently uncertain and any resolution may differ materially and could have a material adverse effect on the our business and financial position.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014. Investors are urged to review these risk factors carefully.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the second quarter of 2015. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock or performance share awards as well as open market repurchases made under our stock repurchase program that became effective in December 2014, which authorizes the repurchase of up to $100 million of the Company's common stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy minimum withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1-30, 2015	349,467	$73.03	337,529	$75,375,005
May 1-31, 2015	342,107	$64.20	341,713	$53,432,770
June 1-30, 2015	336,782	$62.26	336,568	$32,471,163
Total	1,028,356	$66.56	1,015,810

The timing and amount of any stock repurchase is subject to prevailing market conditions and other considerations, and may be discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Annex A to the Company’s definitive proxy statement on Form DEF 14A dated April 28, 2015, is hereby incorporated by reference.

10.2	Form of Performance Share Award Grant Notice and Performance Share Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.3	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.4	Form of Annual Cash Award Grant Notice and Annual Cash Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.5	Non-Employee Director Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.6	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for awards under the Spirit Airlines, Inc. 2011 Equity Incentive Award Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: July 24, 2015	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer