Form 10-Q
period 2015-09-30
Spirit Airlines, Inc.
filed 2015-10-27
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 20, 2015:

Class	Number of Shares
Common Stock, $0.0001 par value	71,539,630

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating revenues:
Passenger	$319,812	$317,038	$901,851	$873,403
Non-ticket	255,029	202,731	719,766	583,690
Total operating revenues	574,841	519,769	1,621,617	1,457,093

Operating expenses:
Aircraft fuel	115,899	171,584	356,232	474,907
Salaries, wages and benefits	95,081	79,087	281,175	232,776
Aircraft rent	53,525	50,009	159,440	144,618
Landing fees and other rents	34,577	27,735	98,487	77,582
Distribution	23,074	20,202	65,920	58,930
Maintenance, materials and repairs	21,473	19,622	61,904	56,441
Depreciation and amortization	19,628	11,338	51,630	33,803
Other operating	54,151	39,190	156,071	111,045
Loss on disposal of assets	290	793	1,300	1,658
Special charges (credits)	(76)	18	673	45
Total operating expenses	417,622	419,578	1,232,832	1,191,805

Operating income	157,219	100,191	388,785	265,288

Other (income) expense:
Interest expense	5,951	878	13,182	1,088
Capitalized interest	(3,030)	(878)	(8,392)	(1,088)
Interest income	(233)	(84)	(544)	(235)
Other expense	166	81	282	1,557
Total other (income) expense	2,854	(3)	4,528	1,322

Income before income taxes	154,365	100,194	384,257	263,966
Provision for income taxes	57,251	33,194	141,437	94,411

Net income	$97,114	$67,000	$242,820	$169,555
Basic earnings per share	$1.35	$0.92	$3.35	$2.33
Diluted earnings per share	$1.35	$0.91	$3.34	$2.31
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$97,114	$67,000	$242,820	$169,555
Unrealized gain (loss) on interest rate derivative instruments, net of deferred tax expense (benefit) of ($320), $0, ($511) and $0	(553)	—	(909)	—
Other comprehensive income (loss)	$(553)	$—	$(909)	$—
Comprehensive income	$96,561	$67,000	$241,911	$169,555

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$748,896	$632,784
Accounts receivable, net	33,094	22,685
Deferred income taxes	9,643	9,643
Prepaid expenses and other current assets	126,939	66,029
Total current assets	918,572	731,141

Property and equipment:
Flight equipment	689,603	204,462
Ground and other equipment	76,136	57,012
Less accumulated depreciation	(55,521)	(36,099)
	710,218	225,375
Deposits on flight equipment purchase contracts	275,544	242,881
Aircraft maintenance deposits	199,200	213,147
Deferred heavy maintenance, net	99,571	123,108
Other long-term assets	73,817	66,744
Total assets	$2,276,922	$1,602,396

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,823	$13,402
Air traffic liability	237,043	188,870
Current maturities of long-term debt	37,758	10,431
Other current liabilities	176,259	152,921
Total current liabilities	466,883	365,624

Long-term debt, less current maturities	500,147	135,232
Long-term deferred income taxes	139,459	76,010
Deferred gains and other long-term liabilities	21,760	22,455
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	542,022	526,173
Treasury stock, at cost	(116,083)	(3,921)
Retained earnings	724,354	481,534
Accumulated other comprehensive loss	(1,627)	(718)
Total shareholders’ equity	1,148,673	1,003,075
Total liabilities and shareholders’ equity	$2,276,922	$1,602,396
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income	$242,820	$169,555
Adjustments to reconcile net income to net cash provided by operations:
Unrealized (gains) losses on open fuel derivative contracts, net	2,239	—
Equity-based compensation, net	6,999	6,315
Allowance for doubtful accounts (recoveries)	7	(63)
Amortization of deferred gains and losses	730	(228)
Depreciation and amortization	51,630	33,803
Deferred income tax expense (benefit)	63,960	(395)
Loss on disposal of assets	1,300	1,658
Capitalized interest	(8,392)	(1,088)
Changes in operating assets and liabilities:
Accounts receivable	(10,374)	(3,206)
Prepaid maintenance reserves	(17,488)	(28,955)
Long-term deposits and other assets	(44,294)	(36,449)
Accounts payable	2,340	(5,524)
Air traffic liability	56,960	48,736
Other liabilities	17,845	22,136
Net cash provided by operating activities	366,282	206,295
Investing activities:
Pre-delivery deposits for flight equipment, net of refunds	(87,658)	(115,955)
Purchase of property and equipment	(451,799)	(26,261)
Net cash used in investing activities	(539,457)	(142,216)
Financing activities:
Proceeds from issuance of long-term debt	416,000	—
Proceeds from stock options exercised	32	140
Payments on debt and capital lease obligations	(16,609)	(922)
Proceeds from sale and leaseback transactions	7,300	—
Payments to pre-IPO shareholders pursuant to tax receivable agreement	—	(5,643)
Excess tax benefits from equity-based compensation	8,818	1,690
Repurchase of common stock	(112,162)	(1,501)
Debt issuance costs	(14,092)	—
Net cash provided by financing activities	289,287	(6,236)
Net increase in cash and cash equivalents	116,112	57,843
Cash and cash equivalents at beginning of period	632,784	530,631
Cash and cash equivalents at end of period	$748,896	$588,474
Supplemental disclosures
Cash payments for:
Interest (net of capitalized interest)	$3,851	$398
Taxes	$95,135	$88,884

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the Company). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to present fairly the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission on February 18, 2015.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.
The interim results reflected in the unaudited condensed financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.
Certain prior period amounts have been reclassified to conform to the current year's presentation.

2.	Recent Accounting Developments
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the impact this standard may have on its financial statements nor decided upon the planned method of adoption. While the Company is still evaluating the impact, it expects the accounting for its frequent flier program and certain ancillary fees to be impacted by the adoption of the standard.

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), "Interest-Imputation of Interest." The standard requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than as an asset. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. ASU 2015-03 is effective for annual periods ending after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company has elected to early adopt the standard effective January 1, 2015.

Notes to Condensed Financial Statements—(Continued)

3.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands, except per share amounts)
Numerator
Net income	$97,114	$67,000	$242,820	$169,555
Denominator
Weighted-average shares outstanding, basic	71,738	72,755	72,432	72,727
Effect of dilutive stock awards	146	548	248	557
Adjusted weighted-average shares outstanding, diluted	71,884	73,303	72,680	73,284
Net income per share
Basic earnings per common share	$1.35	$0.92	$3.35	$2.33
Diluted earnings per common share	$1.35	$0.91	$3.34	$2.31

Anti-dilutive weighted-average shares	57	—	47	38

4.	Accrued Liabilities
Other current liabilities as of September 30, 2015 and December 31, 2014 consist of the following:

	September 30, 2015	December 31, 2014
	(in thousands)
Federal excise and other passenger taxes and fees payable	$38,141	$42,628
Salaries and wages	32,501	34,209
Airport obligations	30,024	21,726
Aircraft and facility lease obligations	22,196	10,089
Aircraft maintenance	21,506	16,127
Fuel	9,403	9,508
Federal and state income tax payable	—	3,286
Other	22,488	15,348
Other current liabilities	$176,259	$152,921

In December 2014, the Company filed a request for an advance consent for a change in tax accounting method for its lease payments on certain leased aircraft effective for its 2014 tax year. On July 13, 2015, the Company received approval from the Internal Revenue Service. As of September 30, 2015, the impact of this tax accounting method change reduces income tax payable in the amount of $35.1 million, with a corresponding increase in long-term deferred tax liability.

5.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time may use a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring absolute exposure levels, credit ratings, and historical performance of counterparties relating to derivative transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of September 30, 2015, the

Notes to Condensed Financial Statements—(Continued)

Company did not hold any derivatives with requirements to post collateral. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk.

Fuel Derivative Instruments

The Company's fuel derivative contracts generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel and to manage the risk of increasing fuel prices. Fair value of the instruments is determined using standard option valuation models.

The Company accounts for its fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not elect hedge accounting on any fuel derivative instruments entered into during the three and nine months ended September 30, 2015 and 2014 and, as a result, changes in the fair value of these fuel derivative contracts are recorded in aircraft fuel expense. During the three and nine months ended September 30, 2015, the Company paid $0.3 million and $2.5 million in premiums to acquire jet fuel options.
The following table summarizes the components of aircraft fuel expense for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Into-plane fuel cost	$114,081	$171,138	$349,549	$473,994
Realized losses (gains) related to fuel derivative contracts, net	1,736	151	8,575	151
Unrealized losses (gains) related to fuel derivative contracts, net	82	295	(1,892)	762
Aircraft fuel	$115,899	$171,584	$356,232	$474,907
Premiums and settlements received or paid on fuel derivative contracts are reflected in the accompanying statements of cash flows in net cash provided by operating activities.
During the third quarter of 2014, the Company became aware of an underpayment of Federal Excise Tax (FET) for fuel purchases during the period between July 1, 2009 and August 31, 2014. The commencement of the period in which the Company underpaid FET coincided with a change in its fuel service provider that took place in July 2009. The out of period jet fuel FET amount of $9.3 million is recorded within aircraft fuel in the statement of operations for the three and nine months ended September 30, 2014. The Company does not believe the error to be material to the 2009 through 2013 financial statements nor for the cumulative out of period error to be material to the 2014 financial statements.
As of September 30, 2015, the Company had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 15.3 million gallons, or approximately 23% of its remaining 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $1.92 per gallon. As of December 31, 2014, the Company had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 88.7 million gallons, or approximately 35% of its 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $2.07 per gallon. As of September 30, 2015 and December 31, 2014, the Company had no outstanding jet fuel swaps.
Interest Rate Swaps
During the third quarter of 2015, the Company settled six forward interest rate swaps having a total notional amount of $120 million. These interest rate swaps fixed the benchmark interest rate component of interest payments on the debt related to three Airbus A321 aircraft, which the Company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps are designated as cash flow hedges. The Company accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument.
For the three and nine months ended September 30, 2015, an unrealized loss of $0.6 million and $0.9 million, net of deferred taxes of $0.3 million and $0.5 million, respectively, was recorded within AOCI related to these instruments. For the

Notes to Condensed Financial Statements—(Continued)

three and nine months ended September 30, 2015, the Company reclassified $25.3 thousand, net of tax of $14.8 thousand, to earnings. As of September 30, 2015, $1.6 million, net of tax, remained in AOCI.
Given that there may be some uncertainty regarding the terms on which the Company issues its fixed-rate debt, the Company evaluates the effect of such uncertainty on the effectiveness of the hedging relationship designated for each reporting period. Any ineffectiveness is recorded within other non-operating expense in the Company's statement of operations. During the three and nine months ended September 30, 2015, the Company recorded no ineffectiveness associated with the Company's interest rate cash flow hedges.

6.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2015, the Company's aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
remainder of 2015			3		1	4
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	13	40	27	10	5	95

The Company also has four spare engine orders for V2500 SelectOne engines with International Aero Engines (IAE) and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Purchase commitments for these aircraft and spare engines, including estimated amounts for contractual price escalations and pre-delivery payments, are estimated to be approximately $149 million for the remainder of 2015, $592 million in 2016, $767 million in 2017, $620 million in 2018, $703 million in 2019, and $1,515 million in 2020 and beyond. The Company has secured debt financing commitments of $576.6 million for 15 aircraft, scheduled for delivery in 2015 and 2016. See Note 8, Long-Term Debt - 2015-1 EETCs. In addition, the Company has secured financing for five aircraft to be leased directly from a third party, also scheduled for delivery in 2015 and 2016. The Company does not have financing commitments in place for the remaining 75 Airbus aircraft currently on firm order, which are scheduled for delivery in 2017 through 2021.
As of September 30, 2015, the Company had a fleet consisting of 76 A320 family aircraft. During the nine months ended September 30, 2015, the Company took delivery of 11 aircraft financed under secured debt arrangements. These aircraft are capitalized within flight equipment with depreciable lives of 25 years and estimated residual values of 10%. As of September 30, 2015, the Company had 61 aircraft and 11 spare engines financed under operating leases with lease term expiration dates ranging from 2016 to 2027. The Company entered into sale and leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale and leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
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

Notes to Condensed Financial Statements—(Continued)

expense when it is probable that such amounts will be incurred. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. (Airbus) to reconfigure the seating and increase capacity in 40 of the Company’s existing A320 aircraft from 178 to 182 seats (reconfiguration). The reconfiguration of the aircraft will begin in the fourth quarter of 2015 and is expected to be completed in the fourth quarter of 2016. The cost to reconfigure each aircraft will be approximately $0.6 million and purchase commitments for these are estimated to be approximately $12.6 million for the remainder of 2015 and $10.6 million in 2016.
In September 2015, the Company executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, the Company will lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000 square foot hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of the Company's growing fleet and will reduce dependence on third-party facilities and contract maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. The Company expects to begin design and construction of the project in the fourth quarter of 2015 and is estimated to be completed during the fourth quarter of 2016. The project is estimated to cost approximately $32 million.

Future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year at September 30, 2015 were as follows:

	Operating Leases
	Aircraft and Spare Engine Leases	Property Facility Leases	Operating Lease Obligations
	(in thousands)
remainder of 2015	$53,847	$8,189	$62,036
2016	213,207	24,925	238,132
2017	199,628	26,802	226,430
2018	175,867	29,883	205,750
2019	147,756	29,304	177,060
2020 and thereafter	630,732	92,553	723,285
Total minimum lease payments	$1,421,037	$211,656	$1,632,693
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or expected to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed, as well as lease return condition obligations that the Company begins to accrue when they are probable and can be estimated. The Company expects supplemental rent to increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft.
Some of the Company’s master lease agreements provide that the Company pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Maintenance reserve payments are either contractually fixed or utilization based amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, will be approximately $1.9 million for the remainder of 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, $4.2 million in 2019, and $14.1 million in 2020 and beyond. Some of these lease agreements that provide maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to either (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft. Some of the master lease agreements provide that the Company will receive full reimbursement of the maintenance reserves at the final respective maintenance event, or do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of September 30, 2015, the Company

Notes to Condensed Financial Statements—(Continued)

was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and advertising media as of September 30, 2015: $1.2 million for the remainder of 2015, $3.9 million in 2016, $3.9 million in 2017, $2.6 million in 2018, none in 2019, and none in 2020 and thereafter. The Company's current agreement with its reservation system provider expires in 2018.
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
In August 2014, two cases (entitled Rosen v. Spirit Airlines and Legg v. Spirit Airlines) were filed against the Company in federal court in Illinois and Florida, respectively. The Rosen case was subsequently transferred to Florida. The cases, which contain identical claims, allege violations of the Fair and Accurate Credit Transactions Act. On August 19, 2015, a mediation was held on the two cases, during which the Company and plaintiffs' representatives reached a settlement. Because one of the cases had been previously certified as a class action, the agreed settlement will be subject to a court approval process. Amounts agreed to be paid by the Company under the settlement are not material.
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges, and other ancillary services by customers. As is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, which the Company records as restricted cash, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations. If the Company fails to satisfy certain liquidity and other financial covenants, the processing agreements provide the processors the right to require the Company to maintain cash collateral up to 100% of the Company's air traffic liability, which would result in a commensurate reduction of unrestricted cash. As of September 30, 2015 and December 31, 2014, the Company continued to be in compliance with its credit card processing agreements and liquidity and other financial covenant requirements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of September 30, 2015 and December 31, 2014, was $274.9 million and $217.1 million, respectively.
Employees
Approximately 73% of the Company’s employees are covered under collective bargaining agreements (CBAs). The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of September 30, 2015.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	26%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	43%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	3%
In August 2014, under the supervision of the National Mediation Board (NMB), the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On October 1, 2014, the Company was notified that the flight attendants voted not to ratify the tentative agreement. The Company continues to work with the AFA-CWA and the NMB with a goal of reaching a mutually beneficial agreement.

Notes to Condensed Financial Statements—(Continued)

On July 8, 2014, certain ramp service agents directly employed by the Company voted to be represented by the International Association of Machinists and Aerospace Workers (IAMAW). In May 2015, the Company entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms, and the Company is continuing the process of negotiating a final collective bargaining agreement with the IAMAW. As of September 30, 2015, ramp service agents represented by the IAMAW service 1 of the 56 airports where the Company operates.
In August 2015, the Company's CBA with its pilot union, Air Line Pilots Association, International (ALPA), became amendable and the Company is currently in discussions with ALPA on a new contract.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.6 million and $3.1 million in health care claims as of September 30, 2015 and December 31, 2014, respectively.

7.	Fair Value Measurements
Under ASC 820, Fair Value Measurements and Disclosures, disclosures relating to how fair value is determined for assets and liabilities are required, and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs, as follows:
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

The fair value of the Company's jet fuel swaps is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. As of September 30, 2015 and December 31, 2014, the Company had no outstanding jet fuel swaps. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the

Notes to Condensed Financial Statements—(Continued)

underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it concluded that holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) fair value measurement for the Company's aircraft fuel derivatives.
Interest Rate Swaps

During the fourth quarter of 2014, the Company entered into forward interest rate swaps designed to fix the benchmark interest rate component of the forecasted interest payments on the debt related to three aircraft which the Company took delivery of during the third quarter of 2015. The fair value of the Company's interest rate swaps are based on observable inputs for active swap indications in quoted markets for similar terms. The fair value of these instruments is determined using a market approach based on inputs that are readily available from public markets; therefore, the Company categorizes these instruments as Level 2. The interest rate swaps are designated as cash flow hedges and, as a result, the changes in fair value of these derivatives are recorded in accumulated other comprehensive income within the balance sheet and statement of other comprehensive income. As of September 30, 2015, the Company had no outstanding interest rate swaps as these instruments settled during the third quarter of 2015, upon delivery of the related aircraft.
Long-Term Debt
The estimated fair value of the Company's non-publicly held debt agreements has been determined to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of long-term debt and has categorized these instruments as Level 3.
The carrying amounts and estimated fair values of the Company's long-term debt at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Senior long-term debt	$492.1	$477.4	$132.0	$132.0
Junior long-term debt	56.1	55.8	16.0	16.1
Total long-term debt	$548.2	$533.2	$148.0	$148.1
Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2015 and December 31, 2014 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2015
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$748,896	$748,896	$—	$—
Jet fuel options	17	—	—	17
Total assets	$748,913	$748,896	$—	$17

Total liabilities	$—	$—	$—	$—

Notes to Condensed Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in thousands)
Cash and cash equivalents	$632,784	$632,784	$—	$—
Jet fuel options	4,803	—	—	4,803
Total assets	$637,587	$632,784	$—	$4,803

Interest rate swaps	$1,141	$—	$1,141	$—
Total liabilities	$1,141	$—	$1,141	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended September 30, 2015 and December 31, 2014.

The Company's Valuation Group is made up of individuals from the Company's Treasury and Corporate Accounting departments. The Valuation Group is responsible for the execution of the Company's valuation policies and procedures. The Company's Valuation Group reports to the Company's Chief Financial Officer and seeks approval for certain derivative transactions from the Audit Committee. The Valuation Group compares the results of the Company's internally developed valuation methods with counterparty reports at each balance sheet date, assesses the Company's valuation methods for accurateness and identifies any needs for modification.

The following tables present the Company's activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Jet Fuel Option Activity for the Three Months Ended September 30, 2015
(in thousands)
Balance at June 30, 2015	$1,491
Total realized or unrealized gains (losses) included in earnings, net	(1,818)
Purchases	344
Sales	—
Settlements, net	—
Balance at September 30, 2015	$17

Jet Fuel Option Activity for the Nine Months Ended September 30, 2015
(in thousands)
Balance at December 31, 2014	$4,803
Total realized or unrealized gains (losses) included in earnings, net	(6,683)
Purchases	2,474
Sales	—
Settlements, net	(577)
Balance at September 30, 2015	$17

Notes to Condensed Financial Statements—(Continued)

8.	Long-Term Debt

Long-term debt is comprised of the following:

	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2015	December 31, 2014	2015	2014	2015	2014
	(in millions)		(weighted-average interest rates)
Senior term loans due through 2026 - 2027	$492.1	$132.0	4.10%	N/A	4.10%	N/A
Junior term loans due through 2021 - 2022	56.1	16.0	6.90%	N/A	6.90%	N/A
Long-term debt	$548.2	$148.0
Less current maturities	37.8	10.4
Less unamortized discounts	10.3	2.4
Total	$500.1	$135.2
During the nine months ended September 30, 2015, the Company made scheduled principal payments of $15.8 million on its outstanding debt obligations.
At September 30, 2015, long-term debt principal payments for the next five years and thereafter are as follows:

September 30, 2015
(in millions)
remainder of 2015	$9.6
2016	39.7
2017	41.8
2018	43.7
2019	45.8
2020 and thereafter	367.6
Total debt principal payments	$548.2

2015-1 EETCs

In August 2015, the Company created two separate pass-through trusts, which issued approximately $576.6 million aggregate face amount of Series 2015-1 Class A and Class B enhanced equipment trust certificates (EETCs) with a blended interest rate of 4.15% per annum in connection with the financing of 12 new Airbus A321-200 aircraft and 3 new Airbus A320-200 aircraft to be delivered from October 2015 to December 2016. Each class of certificates represents a fractional undivided interest in the respective pass-through trusts and is not an obligation of the Company. The proceeds from the issuance of these certificates are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, will be released and used to purchase equipment notes to be issued by the Company which will be secured by a security interest in such aircraft.

The Company evaluated whether the pass-through trusts formed are variable interest entities (VIEs) required to be consolidated by the Company under applicable accounting guidance. The Company determined that the pass-through trusts are VIEs and that it does not have a variable interest in the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate these pass-through trusts.

As of September 30, 2015, none of the escrowed funds had been used to purchase equipment notes. The $576.6 million of escrowed proceeds will be used to purchase equipment notes as the 15 new aircraft are delivered, beginning in October 2015. Equipment notes that are issued will be reported as debt on the Company's condensed balance sheets. Interest on the issued and outstanding equipment notes will be payable semiannually on April 1 and October 1 of each year, commencing on April 1, 2016, and principal on such equipment notes is scheduled for payment on April 1 and October 1 of certain years, commencing

Notes to Condensed Financial Statements—(Continued)

on October 1, 2016. Issued and outstanding Series A and Series B equipment notes mature in April 2028 and April 2024, respectively, and will accrue interest at a rate of 4.100% per annum and 4.450% per annum, respectively.

Interest Expense

Interest expense related to debt consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Senior term loans	$4,639	$—	$10,260	$—
Junior term loans	926	—	2,023	—
Amortization of debt discounts	340	—	729	—
Total	$5,905	$—	$13,012	$—

9.	Subsequent Events

On October 22, 2015, the Company took delivery of one A321 aircraft, which was financed through its issuance of secured equipment notes on October 23, 2015, through the release of escrowed funds for such aircraft held in connection with the Company's 2015-1 EETC. Refer to Note 8 herein for further discussion of the Company's 2015-1 EETC. The Company recorded debt of $40.4 million on the Company's condensed balance sheets in respect of such equipment notes, and such equipment notes will accrue interest at a blended rate of 4.15% per annum.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines is an ultra low-cost, low-fare airline headquartered in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM operates more than 360 daily flights to 56 destinations in the United States, the Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE."

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

We allow our customers to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower than other airlines on average. In 2015, we continued our aggressive efforts to educate the public on how our unbundled pricing model works, how that gives them control over frills, and ultimately, how it saves them money.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month and nine-month periods ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Percent Change
	2015	2014
Operating Statistics (unaudited) (A):
Average aircraft	74.6	57.8	29.1%
Aircraft at end of period	76	58	31.0%
Airports served in the period	56	55	1.8%
Average daily aircraft utilization (hours)	12.8	12.7	0.8%
Average stage length (miles)	983	964	2.0%
Block hours	88,045	67,704	30.0%
Departures	34,032	26,513	28.4%
Passenger flight segments (PFSs) (thousands)	4,776	3,752	27.3%
Revenue passenger miles (RPMs) (thousands)	4,768,692	3,656,842	30.4%
Available seat miles (ASMs) (thousands)	5,597,997	4,174,397	34.1%
Load factor (%)	85.2%	87.6%	(2.4) pts
Average ticket revenue per passenger flight segment ($)	66.96	84.50	(20.8)%
Average non-ticket revenue per passenger flight segment ($)	53.39	54.04	(1.2)%
Total revenue per passenger flight segment ($)	120.35	138.54	(13.1)%
Average yield (cents)	12.05	14.21	(15.2)%
RASM (cents)	10.27	12.45	(17.5)%
CASM (cents)	7.46	10.05	(25.8)%
Adjusted CASM (cents)	7.45	9.80	(24.0)%
Adjusted CASM ex-fuel (cents)	5.39	5.92	(9.0)%
Fuel gallons consumed (thousands)	67,684	51,688	30.9%
Average economic fuel cost per gallon ($)	1.71	3.13	(45.4)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Nine Months Ended September 30,		Percent Change
	2015	2014
Operating Statistics (unaudited) (A):
Average aircraft	71.1	56.5	25.8%
Aircraft at end of period	76	58	31.0%
Airports served in the period	57	55	3.6%
Average daily aircraft utilization (hours)	12.8	12.7	0.8%
Average stage length (miles)	982	979	0.3%
Block hours	248,941	196,574	26.6%
Departures	95,240	75,427	26.3%
Passenger flight segments (PFSs) (thousands)	13,271	10,584	25.4%
Revenue passenger miles (RPMs) (thousands)	13,267,314	10,452,588	26.9%
Available seat miles (ASMs) (thousands)	15,540,759	11,967,631	29.9%
Load factor (%)	85.4%	87.3%	(1.9) pts
Average ticket revenue per passenger flight segment ($)	67.96	82.52	(17.6)%
Average non-ticket revenue per passenger flight segment ($)	54.24	55.15	(1.7)%
Total revenue per passenger flight segment ($)	122.20	137.67	(11.2)%
Average yield (cents)	12.22	13.94	(12.3)%
RASM (cents)	10.43	12.18	(14.4)%
CASM (cents)	7.93	9.96	(20.4)%
Adjusted CASM (cents)	7.93	9.86	(19.6)%
Adjusted CASM ex-fuel (cents)	5.63	5.98	(5.9)%
Fuel gallons consumed (thousands)	187,541	147,766	26.9%
Average economic fuel cost per gallon ($)	1.91	3.15	(39.4)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the third quarter of 2015, we achieved a 27.3% operating margin, an increase of 8.0 points compared to the prior year period. We generated pre-tax income of $154.4 million and net income of $97.1 million on operating revenues of $574.8 million. For the third quarter of 2014, we generated pre-tax income of $100.2 million and net income of $67.0 million on operating revenues of $519.8 million.
Our adjusted CASM ex-fuel for the third quarter of 2015 was 5.39 cents, a 9.0% decrease year over year. The decrease on a per-ASM basis was primarily due to decreases in aircraft rent and salaries, wages and benefits, partially offset by an increase in depreciation and amortization expense.
As of September 30, 2015, we had 76 Airbus A320-family aircraft in our fleet comprised of 29 A319s, 42 A320s, and 5 A321s. With the scheduled delivery of 4 aircraft during the remainder of 2015, we expect to end 2015 with 80 aircraft in our fleet.
Comparison of three months ended September 30, 2015 to three months ended September 30, 2014
Operating Revenues
Operating revenues increased $55.1 million, or 10.6%, to $574.8 million for the third quarter of 2015, as compared to the third quarter of 2014, due primarily to an increase in traffic of 30.4%, partially offset by lower passenger yields as a result of increased competitive pressures from major domestic network carriers aggressively discounting fare prices.
Total revenue per available seat mile (RASM) for the third quarter of 2015 was 10.27 cents, a decrease of 17.5%, compared to the third quarter of 2014. Total revenue per passenger flight segment decreased 13.1%, year over year, primarily driven by a decrease of 20.8% in ticket revenue per passenger flight segment. These decreases were driven by a 15.2% decrease in average yield, period over period, due to lower fares driven down by increased competitive pressures, as well as our growth in new and mature markets.
Our non-ticket revenue per passenger flight segment remained relatively stable, declining by 1.2%, despite the increased competitive pressures noted above. Our unbundling model provides a more stable revenue stream as demonstrated during periods of lower passenger ticket yields. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to the outsourcing of our onboard catering to a third-party provider under a revenue sharing agreement as well as slightly lower bag revenue per flight segment. The outsourcing of onboard catering resulted in a modest decrease in revenue, but also contributed to a decrease in catering costs, improving operating margins. These declines, contributing to the decrease in non-ticket revenue, were partially offset by higher per segment convenience charges compared to the same period last year.

Operating Expenses
Operating expenses decreased $2.0 million, or 0.5%, to $417.6 million for the third quarter of 2015 compared to $419.6 million for the third quarter of 2014, primarily due to a 32.5% decrease in aircraft fuel expense resulting from lower fuel prices per gallon, as compared to the prior year period, offset by our 34.1% capacity growth and 30.4% increase in traffic.
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
Aircraft fuel expense, our largest operating cost, decreased in the third quarter of 2015 by $55.7 million, or 32.5%, compared to $171.6 million in the third quarter of 2014, due primarily to a 45.4% decrease in economic fuel price per gallon, partially offset by a 30.9% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2015	2014
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	67,684	51,688	30.9%
Into-plane fuel cost per gallon	1.69	3.31	(48.9)%
Into-plane fuel expense	114,081	171,138	(33.3)%
Realized losses (gains) related to fuel derivative contracts, net	1,736	151	NM
Unrealized losses (gains) related to fuel derivative contracts, net	82	295	NM
Aircraft fuel expense (per statement of operations)	$115,899	$171,584	(32.5)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 48.9% was primarily a result of a decrease in jet fuel prices.

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

The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2015	2014
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$114,081	$171,138	(33.3)%
Realized losses (gains) related to fuel derivative contracts, net	1,736	151	NM
Out of period fuel federal excise tax	$—	$(9,278)	NM
Economic fuel expense	$115,817	$162,011	(28.5)%
Fuel gallons consumed	67,684	51,688	30.9%
Economic fuel cost per gallon	$1.71	$3.13	(45.4)%

During the three months ended September 30, 2015, we paid $0.3 million in premiums to acquire jet fuel options, with options scheduled to expire in the current and future period. Total realized loss recognized for fuel derivatives that expired during the third quarter of 2015 was $1.7 million which included cash paid for premiums in the current period and in previous periods which expired in the current period. We had $0.1 million in unrealized losses related to our outstanding fuel derivatives during the three months ended September 30, 2015. During the three months ended September 30, 2014, we had $0.2 million in realized losses which includes the loss recognized for fuel derivatives that expired during the period, and $0.3 million in unrealized losses related to our outstanding fuel derivatives. During the third quarter of 2014, we became aware of an underpayment of Federal Excise Tax (FET) for fuel purchases during the period between July 1, 2009 and August 31, 2014. The commencement of the period in which we underpaid FET coincided with a change in our fuel service provider that took place in July 2009. In our calculation for economic fuel price, we are excluding this out of period jet fuel FET amount of $9.3 million expensed in the third quarter of 2014.
From time to time, we enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of September 30, 2015, we had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 15.3 million gallons, or approximately 23% of our remaining 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $1.92 per gallon.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2015 and 2014, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended September 30,		Per-ASM Change	Percent Change
	2015	2014
	(in cents, except for percentages)
Aircraft fuel	2.07	4.11	(2.04)	(49.6)%
Salaries, wages, and benefits	1.70	1.90	(0.20)	(10.5)%
Aircraft rent	0.96	1.20	(0.24)	(20.0)%
Landing fees and other rents	0.62	0.66	(0.04)	(6.1)%
Distribution	0.41	0.48	(0.07)	(14.6)%
Maintenance, materials and repairs	0.38	0.47	(0.09)	(19.1)%
Depreciation and amortization	0.35	0.27	0.08	29.6%
Other operating	0.97	0.94	0.03	3.2%
Loss on disposal of assets	0.01	0.02	(0.01)	NM
Special charges (credits)	—	—	—	NM
CASM	7.46	10.05	(2.59)	(25.8)%
Adjusted CASM (1)	7.45	9.80	(2.35)	(24.0)%
Adjusted CASM ex-fuel (2)	5.39	5.92	(0.53)	(9.0)%

(1)
For the three months ended September 30, 2015, adjusted CASM excludes unrealized losses related to fuel derivative contracts of less than 0.01 cent per ASM, loss on disposal of assets of 0.01 cents per ASM and special credits of less than 0.01 cent per ASM. For the three months ended September 30, 2014, adjusted CASM excludes unrealized losses related to fuel derivative contracts of 0.01 cent per ASM, loss on disposal of assets of 0.02 cent per ASM, special charges of less than 0.01 cent per ASM and out of period jet fuel FET of 0.22 cents per ASM.

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges and credits.
Our adjusted CASM ex-fuel for the third quarter of 2015 was down 9.0% as compared to the third quarter of 2014. The decrease on a per-ASM basis was primarily due to a decrease in aircraft rent and salaries, wages and benefits, partially offset by an increase in depreciation and amortization expense.
Labor costs for the third quarter of 2015 increased $16.0 million, or 20.2%, compared to the third quarter of 2014, primarily driven by a 34.8% increase in our pilot and flight attendant workforce resulting from the introduction of 18 new aircraft since the third quarter of 2014. On a per-ASM basis, labor costs decreased primarily due to scale benefits from overall growth as well as larger gauge aircraft.
Aircraft rent expense for the third quarter of 2015 increased by $3.5 million, or 7.0%, compared to the third quarter of 2014. This increase in aircraft rent expense was primarily driven by the delivery of three new aircraft, financed under operating leases, subsequent to the end of the third quarter of 2014. On a per-ASM basis, aircraft rent expense decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of 15 purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as result of these purchases.
Landing fees and other rents for the third quarter of 2015 increased $6.8 million, or 24.7%, as compared to the third quarter of 2014, primarily due to a 28.4% increase in departures. On a per-ASM basis, landing fees and other rents decreased due to increased volume at lower-cost airports.
Distribution costs increased by $2.9 million, or 14.2%, in the third quarter of 2015 as compared to the third quarter of 2014. The increase was primarily due to increased sales volume. On a per-ASM basis, distribution costs decreased primarily due to our capacity growth outpacing our revenue growth.
Maintenance, materials and repairs expense for the third quarter of 2015 increased by $1.9 million, or 9.4%, compared to the third quarter of 2014. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, our growth outpaced the increase in maintenance costs during the period, as compared to the prior year period. In addition, on a per-unit basis, maintenance expense decreased due to $2.3 million of expense recorded within maintenance, materials and repairs, during the third quarter of 2014, for replacement of a damaged aircraft engine. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Depreciation and amortization increased by $8.3 million compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to depreciation expense resulting from the purchase of 15 aircraft made since the third quarter of 2014.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $11.3 million and $8.5 million for the third quarters of 2015 and 2014, respectively. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $32.8 million and $28.1 million for the third quarters of 2015 and 2014, respectively.
Other operating expense for the third quarter of 2015 increased by $15.0 million, or 38.2%, compared to the third quarter of 2014 primarily due to an increase in overall operations. As compared to the prior year period, we increased departures by 28.4% and had 27.3% more passenger flight segments, which drove increases in variable operating expenses. Other operating expense per ASM increased primarily due to higher passenger re-accommodation expense, on a per-ASM basis, driven by an increased number of cancellations compared to the same period last year.

Other Income (Expenses)

Our interest expense and corresponding capitalized interest for the three months ended September 30, 2015 primarily represents interest related to the financing of purchased aircraft, which began in the fourth quarter of 2014. Our interest expense and corresponding capitalized interest for the three months ended September 30, 2014 primarily represents interest related to underpayment of out of period jet fuel FET.

Income Taxes
Our effective tax rate for the third quarter of 2015 was 37.1% compared to 33.1% for the third quarter of 2014. The 2014 tax rate was impacted by permanent foreign tax credits which we were able to utilize in the third quarter of 2014. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income.

Comparison of nine months ended September 30, 2015 to nine months ended September 30, 2014
Operating Revenues
Operating revenues increased $164.5 million, or 11.3%, to $1,621.6 million for the nine months ended September 30, 2015, compared to the prior year period, due primarily to an increase in traffic of 26.9%, partially offset by lower passenger yields.
Total RASM for the nine months ended September 30, 2015 was 10.43 cents, a decrease of 14.4% compared to the same period of 2014. This decrease was primarily driven by a 12.3% decrease in average yield, period over period, due to lower fares driven by increased competitive pressures, as well as our growth in new and mature markets.
Total revenue per passenger flight segment decreased 11.2% from $137.67 for the nine months ended September 30, 2014 to $122.20 for the nine months ended September 30, 2015. Our average ticket fare per passenger flight segment decreased from $82.52 to $67.96, or 17.6%, compared to the prior year period, and non-ticket revenue per passenger flight segment decreased from $55.15 to $54.24, or 1.7%, compared to the prior year period. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to lower bag revenue and the outsourcing of our onboard catering to a third-party provider. The outsourcing of onboard catering not only resulted in a decrease in revenue, but also contributed to a decrease in catering costs, improving operating margins.
Operating Expenses
Operating expense increased for the nine months ended September 30, 2015 by $41.0 million, or 3.4%, compared to the same period for 2014 primarily due to our 29.9% capacity growth, offset by a 25.0% decrease in aircraft fuel expense resulting from lower fuel prices per gallon, as compared to the prior year period.
Aircraft fuel expense for the nine months ended September 30, 2015 decreased $118.7 million, or 25.0%, compared to the prior year period primarily as a result of a 39.4% decrease in economic fuel price per gallon, offset by a 26.9% increase in fuel gallons consumed and an increase of $5.8 million in net realized and unrealized losses from fuel derivatives year over year.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	187,541	147,766	26.9%
Into-plane fuel cost per gallon	$1.86	$3.21	(42.1)%
Into-plane fuel expense	$349,549	$473,994	(26.3)%
Realized losses (gains) related to fuel derivative contracts, net	8,575	151	NM
Unrealized losses (gains) related to fuel derivative contracts, net	(1,892)	762	NM
Aircraft fuel expense (per Statement of Operations)	$356,232	$474,907	(25.0)%

The elements of the changes in economic fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2015	2014
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$349,549	$473,994	(26.3)%
Realized losses (gains) related to fuel derivative contracts, net	8,575	151	NM
Out of period fuel federal excise tax	$—	$(9,278)	NM
Economic fuel expense	$358,124	$464,867	(23.0)%
Fuel gallons consumed	187,541	147,766	26.9%
Economic fuel cost per gallon	$1.91	$3.15	(39.4)%
During the nine months ended September 30, 2015, we paid $2.5 million in premiums to acquire jet fuel options, with options scheduled to expire in the current and future periods. Total realized loss recognized for fuel derivatives that expired during the nine months ended September 30, 2015 was $8.6 million. Total realized losses include cash paid for premiums in previous and current periods of $9.2 million, which expired in the current period, and cash received for settlement of fuel derivatives in the current period of $0.6 million. We had $1.9 million in unrealized gains related to our outstanding fuel derivatives during the nine months ended September 30, 2015. During the nine months ended September 30, 2014, we had $0.2 million in realized losses which included the loss recognized for fuel derivatives that expired during the period. We received no settlement during the nine months ended September 30, 2014. We had $0.8 million in unrealized losses related to our outstanding fuel derivatives during the nine months ended September 30, 2014.
As of September 30, 2015, we had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 15.3 million gallons, or approximately 23% of our remaining anticipated jet fuel consumption, at a weighted-average ceiling price of $1.92 per gallon.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2015 and 2014, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Per-ASM Change	Percent Change
	2015	2014
	(in cents, except for percentages)
Aircraft fuel	2.29	3.97	(1.68)	(42.3)%
Salaries, wages, and benefits	1.81	1.95	(0.14)	(7.2)%
Aircraft rent	1.03	1.21	(0.18)	(14.9)%
Landing fees and other rents	0.63	0.65	(0.02)	(3.1)%
Distribution	0.42	0.49	(0.07)	(14.3)%
Maintenance, materials and repairs	0.40	0.47	(0.07)	(14.9)%
Depreciation and amortization	0.33	0.28	0.05	17.9%
Other operating	1.00	0.93	0.07	7.5%
Loss on disposal of assets	0.01	0.01	—	NM
Special charges (credits)	—	—	—	NM
CASM	7.93	9.96	(2.03)	(20.4)%
Adjusted CASM (1)	7.93	9.86	(1.93)	(19.6)%
Adjusted CASM ex-fuel (2)	5.63	5.98	(0.35)	(5.9)%

(1)
For the nine months ended September 30, 2015, adjusted CASM excludes unrealized gains related to fuel derivative contracts of 0.01 cent per ASM, loss on disposal of assets of 0.01 cent per ASM and special charges of less than 0.01 cent per ASM. For the nine months ended September 30, 2014, adjusted CASM excludes unrealized losses related to fuel derivative contracts of 0.01 cent per ASM, loss on disposal of assets of 0.01 cent per ASM, special charges of less than 0.01 cent per ASM and out of period jet fuel FET of 0.08 cents per ASM.

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges and credits.
Our adjusted CASM ex-fuel for the nine months ended September 30, 2015 decreased by 5.9% as compared to the same period in 2014. The decrease on a per-ASM basis was primarily due to a decrease in aircraft rent and salaries, wages and benefits, partially offset by an increase in other operating expense per ASM.
Labor costs for the nine months ended September 30, 2015 increased $48.4 million, or 20.8%, compared to the same period in 2014. The increase was primarily driven by a 26.3% increase in our pilot and flight attendant workforce resulting from the introduction of 18 new aircraft since the end of the third quarter of 2014. On a per-ASM basis, labor costs decreased primarily due to scale benefits from overall growth as well as larger gauge aircraft, slightly offset by an increase in our group health care costs on a per-ASM basis.
Aircraft rent expense for the nine months ended September 30, 2015 increased by $14.8 million, or 10.2%, compared to the same period in 2014. This increase in aircraft rent expense was primarily driven by the delivery of three new aircraft, financed under operating leases, subsequent to the end of the third quarter of 2014. On a per-ASM basis, aircraft rent expense decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of 15 purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as result of these purchases.
Landing fees and other rents for the nine months ended September 30, 2015 increased $20.9 million, or 26.9%, as compared to the same period in 2014 primarily due to a 26.3% increase in departures. On a per-ASM basis, landing fees and other rents decreased slightly, as compared to the prior year period, due to increased volume at lower-cost airports.
Distribution costs increased by $7.0 million, or 11.9%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was due primarily to increased sales volume. On a per-ASM basis, distribution costs decreased primarily due to a decrease in credit card fees resulting from a renegotiation with our primary credit card processor in late 2014.
Maintenance costs for the nine months ended September 30, 2015 increased by $5.5 million, or 9.7%, compared to the prior year period. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, our growth outpaced the increase in maintenance costs during the period, as compared to the prior year period. In addition, the timing and mix of maintenance events resulted in lower cost events in the current year period as compared to the prior year period. Also, on a per-unit basis, maintenance expense decreased due to the purchase of $13.0 million in rotable inventory that was made in the third quarter of 2014 to support our aircraft fleet. The expense for these rotables is recorded under depreciation and amortization expense versus maintenance expense as they were in the prior year period when the rotables were owned by a third party. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Depreciation and amortization increased by $17.8 million compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to depreciation expense resulting from the purchase of 15 aircraft made since the third quarter of 2014.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $31.0 million and $26.5 million for the nine months ended September 30, 2015 and 2014, respectively. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $92.9 million and $82.9 million for the nine months ended September 30, 2015 and 2014, respectively.
Other operating expense for the nine months ended September 30, 2015 increased by $45.0 million, or 40.5%, compared to the prior year period, primarily due to our growth. Other operating expense per ASM increased primarily due to higher passenger re-accommodation expense, on a per-ASM basis, driven by an increased number of cancellations compared to the same period last year. Our travel and lodging expense was also higher, as compared to prior year period, due to increased training of pilots and flight attendants resulting from our fleet growth, and higher rates at certain hotels.

Other income (expenses)

Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2015 primarily represents interest related to the financing of purchased aircraft, which began in the fourth quarter of 2014. Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2014 primarily represents interest related to underpayment of out of period jet fuel FET and interest charged under the TRA.
Income Taxes
Our effective tax rate for the nine months ended September 30, 2015 was 36.8% compared to 35.8% for the nine months ended September 30, 2014. The 2014 tax rate was impacted by permanent foreign tax credits which we were able to utilize in the third quarter of 2014. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income.

Liquidity and Capital Resources

Cash at September 30, 2015 was $748.9 million, an increase of $116.1 million, from December 31, 2014. Our primary use of cash is for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments (PDPs) and maintenance reserves.
Currently, our single largest capital need is to fund the acquisition costs of our aircraft. PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During the nine months ended September 30, 2015, we paid $136.0 million of PDPs for future deliveries of aircraft and spare engines. In the nine months ended September 30, 2015, $48.4 million of PDPs were returned to us and $66.1 million of PDPs were applied against the purchase price for aircraft and engines delivered in the period. As of September 30, 2015, we had $275.5 million of PDPs on our balance sheet.
In addition to funding the acquisition of our fleet, we are required to make maintenance reserve payments for a portion of our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the nine months ended September 30, 2015, we recorded an increase of $17.5 million in maintenance reserves, net of reimbursements, and as of September 30, 2015, we had $265.7 million ($66.5 million in prepaid expenses and other current assets and $199.2 million in aircraft maintenance deposits) on our balance sheet.
We have secured debt financing commitments for 15 aircraft that are scheduled for delivery in 2015 and 2016. In addition, we have secured financing for five aircraft to be leased directly from a third party, also scheduled for delivery in 2015 and 2016. We do not have financing commitments in place for the remaining 75 Airbus aircraft currently on firm order, which are scheduled for delivery in 2017 through 2021.
Future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
On October 26, 2015, our Board of Directors authorized a new repurchase program of up to $100 million in aggregate value of shares our Common Stock, par value $0.0001 per share, from time to time in open market or privately negotiated transactions. The authorization will expire on October 26, 2016. The timing and amount of any stock repurchase is subject to prevailing market conditions and other considerations.
Net Cash Flows Provided By Operating Activities. Operating activities in the nine months ended September 30, 2015 provided $366.3 million in cash compared to $206.3 million provided in the nine months ended September 30, 2014. The increase resulted from higher net income, lower spend on heavy maintenance events in 2015, higher cash collections on flights sold not flown, and higher deferrals of income taxes.
Net Cash Flows Used In Investing Activities. In the nine months ended September 30, 2015, investing activities used $539.5 million, compared to $142.2 million used in the prior year period. The increase was mainly driven by the purchase of 11 aircraft in the nine months ended September 30, 2015, offset by a decrease in paid PDPs, net of refunds, driven by timing of future aircraft deliveries.

Net Cash Flows Provided By Financing Activities. During the nine months ended September 30, 2015, financing activities provided $289.3 million. We received $416.0 million in connection with the debt financing of 11 aircraft and retained $8.8 million as a result of excess tax benefits related to share-based payments. We spent $112.2 million to repurchase common stock primarily under our stock repurchase authorization, which became effective in December 2014, and we paid $14.1 million in debt issuance costs to secure the financing on 11 aircraft in the nine months ended September 30, 2015 and related to the issuance of the EETCs for 15 aircraft expected to be purchased through the remainder of 2015 and through 2016.

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, repayment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of September 30, 2015 and the periods in which payments are due (in millions):

	Remainder of 2015	2016 - 2017	2018 - 2019	2020 and beyond	Total
Long-term debt (1)	$10	$81	$89	$368	$548
Interest commitments (2)	6	45	36	61	148
Operating lease obligations	62	465	383	723	1,633
Flight equipment purchase obligations	149	1,359	1,322	1,515	4,345
Other (3)	14	18	3	—	35
Total future payments on contractual obligations	$241	$1,968	$1,833	$2,667	$6,709

(1) Includes principal only associated with senior term loans due through 2027 and junior term loans due through 2022. Please see "Notes to Condensed Financial Statements - 8. Long-term Debt."
(2) Related to senior and junior term loans only.
(3) Primarily related to the reconfiguration of seating in 40 of the Company's existing A320 aircraft from 178 to 182 seats.
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are approximately $1.9 million for the remainder of 2015, $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, $4.2 million in 2019, and $14.1 million in 2020 and beyond.

In August 2015, we created two separate pass-through trusts which issued approximately $576.6 million aggregate face amount of Series 2015-1 Class A and Class B enhanced equipment trust certificates (EETCs) in connection with the financing of 15 aircraft to be delivered from October 2015 to December 2016. The proceeds from the issuance of EETCs are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, will be released and used to purchase secured equipment notes to be issued as the 15 new aircraft are delivered, beginning in October 2015. Interest on the issued and outstanding equipment notes will be payable semiannually on April 1 and October 1 of each year, commencing on April 1, 2016 and principal on such equipment notes is scheduled for payment on April 1 and October 1 of certain years, commencing on October 1, 2016. Interest on the issued and outstanding equipment notes will accrue at a blended rate of 4.15% per annum. Issued and outstanding Series A and Series B equipment notes will mature in April 2028 and April 2024, respectively.

We evaluated whether the pass-through trusts formed are variable interest entities (VIEs) required to be consolidated by the Company under applicable accounting guidance. We determined that the pass-through trusts are VIEs and that we do not have a variable interest in the pass-through trusts. As such, we are not required to consolidate these pass-through trusts.

Off-Balance Sheet Arrangements
We have significant lease obligations for our aircraft and spare engines as 61 of our 76 aircraft and all of our 11 spare engines are financed under operating leases and are therefore not reflected on our balance sheets. These leases expire between 2016 and 2027. Aircraft rent payments were $54.5 million and $50.5 million for the three months ended September 30, 2015 and 2014, respectively, and $163.1 million and $147.5 million for the nine months ended September 30, 2015 and 2014, respectively. Our aircraft lease payments for 56 of our aircraft are fixed-rate obligations. Five of our aircraft leases provide for variable rent payments, which fluctuate based on changes in the London Interbank Offered Rate (LIBOR).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2015, our aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320	A320NEO	A321	A321NEO	A320NEO	Total
remainder of 2015			3		1	4
2016	3		9		4	16
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	13	40	27	10	5	95
We also have four spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be approximately $149 million for the remainder of 2015, $592 million in 2016, $767 million in 2017, $620 million in 2018, $703 million in 2019 and $1,515 million in 2020 and beyond.
As of September 30, 2015, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $6.4 million.
As of September 30, 2015, we had lines of credit with counterparties for physical fuel delivery and jet fuel derivatives in the amount of $38.0 million. As of September 30, 2015, we had drawn $9.3 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of September 30, 2015, we did not hold any fuel derivatives with requirements to post collateral.
As of September 30, 2015, we had $5.6 million in uncollateralized surety bonds and $25.3 million in unsecured standby letter of credit facilities of which $12.8 million had been drawn upon for issued letters of credit.

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

"EETC" means enhanced equipment trust certificate.

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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2015 and 2014 represented 28.9% and 39.8% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased aircraft fuel expense by approximately $49.4 million. As of September 30, 2015, we had jet fuel option agreements in place to protect 15.3 million gallons, or approximately 23% of our remaining 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $1.92 per gallon.
The fair value of our fuel derivative contracts as of September 30, 2015 and December 31, 2014 was an asset of $17 thousand and $4.8 million, respectively. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of September 30, 2015, we had $548.2 million outstanding in fixed-rate debt related to the purchase of 12 Airbus A320 aircraft and 3 Airbus A321 aircraft which had a fair value of $533.2 million. As of December 31, 2014, we had $148.0 million outstanding in fixed-rate debt related to the purchase of four Airbus A320 aircraft, which had a fair value of $148.1 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time.
In August 2014, two cases (entitled Rosen v. Spirit Airlines and Legg v. Spirit Airlines) were filed against the Company in federal court in Illinois and Florida, respectively. The Rosen case was subsequently transferred to Florida. The cases, which contain identical claims, allege violations of the Fair and Accurate Credit Transactions Act. On August 19, 2015, a mediation was held on the two cases, during which the Company and plaintiffs' representatives reached a settlement. Because one of the cases had been previously certified as a class action, the agreed settlement will be subject to a court approval process. Amounts agreed to be paid by the Company under the settlement are not material.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 18, 2015. Investors are urged to review these risk factors carefully.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the third quarter of 2015. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock or performance share awards as well as open market repurchases made under our stock repurchase authorization that became effective in December 2014, which authorizes the repurchase of up to $100 million of the Company's common stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy minimum withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1-31, 2015	241,384	$60.37	231,347	$18,528,173
August 1-31, 2015	242,877	$58.39	238,550	$4,565,396
September 1-30, 2015	77,900	$51.12	77,900	$581,852
Total	562,161	$58.23	547,797

On October 26, 2015, our Board of Directors authorized a new repurchase program of up to $100 million in aggregate value of shares of our Common Stock, par value $0.0001 per share, from time to time in open market or privately negotiated transactions. The authorization will expire on October 26, 2016. The timing and amount of any stock repurchase is subject to prevailing market conditions and other considerations, and may be discontinued at any time.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
4.1
Pass Through Trust Agreement, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, filed as Exhibit 4.1 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.2
Trust Supplement No. 2015-1A, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.2 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.3
Trust Supplement No. 2015-1B, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.3 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.4
Revolving Credit Agreement (2015-1A), dated as of August 11, 2015, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2015-1A), as Borrower, and Natixis, acting via its New York Branch, as Liquidity Provider, filed as Exhibit 4.4 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.5
Revolving Credit Agreement (2015-1B), dated as of August 11, 2015, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2015-1B), as Borrower, and Natixis, acting via its New York Branch, as Liquidity Provider, filed as Exhibit 4.5 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.6
Intercreditor Agreement (2015-1), dated as of August 11, 2015, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2015-1A and as Trustee of the Spirit Airlines Pass Through Trust 2015-1B, Natixis, acting via its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.6 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.7
Deposit Agreement (Class A), dated as of August 11, 2015, between Wilmington Trust Company, as Escrow Agent, and Natixis, acting via its New York Branch, as Depositary, filed as Exhibit 4.7 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.8
Deposit Agreement (Class B), dated as of August 11, 2015, between Wilmington Trust Company, as Escrow Agent, and Natixis, acting via its New York Branch, as Depositary, filed as Exhibit 4.8 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.9
Escrow and Paying Agent Agreement (Class A), dated as of August 11, 2015, among Wilmington Trust Company, as Escrow Agent, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2015-1A, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.9 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.10
Escrow and Paying Agent Agreement (Class B), dated as of August 11, 2015, among Wilmington Trust Company, as Escrow Agent, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2015-1B, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.10 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.11
Note Purchase Agreement, dated as of August 11, 2015, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent, filed as Exhibit 4.11 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.12
Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement), filed as Exhibit 4.12 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.13
Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement), filed as Exhibit 4.13 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.14
Form of Pass Through Trust Certificate, Series 2015-1A (included in Exhibit A to Exhibit 4.2), filed as Exhibit 4.14 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.15
Form of Pass Through Trust Certificate, Series 2015-1B (included in Exhibit A to Exhibit 4.3), filed as Exhibit 4.15 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

4.16	Form of Series 2015-1 Equipment Notes (included in Section 2.01 of Exhibit 4.13), filed as Exhibit 4.16 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: October 27, 2015	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer