Form 10-K
period 2015-12-31
Spirit Airlines, Inc.
filed 2016-02-17
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer  ☑     Accelerated filer    ☐      Non-accelerated filer   ☐     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $4.5 billion computed by reference to the last sale price of the common stock on the NASDAQ Global Select Market on June 30, 2015, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 10, 2016:

Class	Number of Shares
Common Stock, $0.0001 par value per share	71,546,675

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2015.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview
Spirit Airlines is an ultra low-cost, low-fare airline that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM, the youngest fleet of any major U.S. airline, currently operates more than 385 daily flights to 56 destinations in the United States, Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE."

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally by offering customers our Bare Fares TM, which are unbundled base fares that remove components traditionally included in the price of an airline ticket. We then give customers Frill Control TM, which provides customers the freedom to save by paying only for the options they choose such as bags, advance seat assignments and refreshments. We record revenue related to these options in our financial statements as non-ticket revenue.
Our History and Corporate Information
We were founded in 1964 as Clippert Trucking Company, a Michigan corporation. We began air charter operations in 1990 and renamed ourselves Spirit Airlines, Inc. in 1992. In 1994, we reincorporated in Delaware, and in 1999 we relocated our headquarters to Miramar, Florida.
Our mailing address and executive offices are located at 2800 Executive Way, Miramar, Florida 33025, and our telephone number at that address is (954) 447-7920. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission or SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the SEC's Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website at http://www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC. We also post on the Investor Relations page of our website, www.spirit.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Business Conduct and Ethics, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance, Safety, Security and Operations and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Spirit Airlines, Inc., 2800 Executive Way, Miramar, Florida 33025.
Our Business Model

Our ULCC business model provides customers low, unbundled base fares with a range of optional services, allowing customers the freedom to choose only the options they value. The success of our model is driven by our low cost structure, which permits us to offer low base fares while maintaining high profit margins.
We are focused on price-sensitive travelers who pay for their own travel, and our business model is designed to deliver what we believe our customers want: low fares. We aggressively use low fares to address an underserved market, which helps us to increase passenger volume, load factors and non-ticket revenue on the flights we operate. We also have high-density seating configurations on our aircraft and a simplified onboard product designed to lower costs, which is part of our Plane SimpleTM strategy. High passenger volumes and load factors help us sell more ancillary products and services, which in turn allows us to reduce the base fare we offer even further. We strive to be recognized by our customers and potential customers as the low-fare leader in the markets we serve.
We compete based on total price. We believe other airlines have used an all-inclusive price concept to effectively maintain higher total prices to consumers, rather than lowering fares by unbundling each product or service. For example, carriers that tout “free bags” have included the cost of checking bags in the total ticket price, which does not allow passengers to see how much they would save if they did not check luggage. We believe that we and our customers benefit when we allow our customers to know the total price of their travel by breaking out the cost of optional products or services.
We allow our customers to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower than other airlines on average. In 2014, we launched a new brand campaign, which we continued in 2015, to educate the public on how Spirit's unbundled pricing model works and how that gives them choice and saves them money compared to other airlines.
Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:
Ultra-Low Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain among the highest operating margins in our industry and support continued growth. Our operating costs per available seat mile (CASM) of 7.68 cents in 2015 were significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:

•	high aircraft utilization;

•	high-density seating configurations on our aircraft, which is part of our Plane Simple TM strategy along with simplified onboard product designed to lower costs;

•	no hub-and-spoke network inefficiencies;

•	highly productive workforce;

•	opportunistic outsourcing of operating functions;

•	operating our Fit Fleet TM, a single-fleet type of Airbus A320-family aircraft that is the youngest fleet of any major U.S. airline and operated by common flight crews;

•	reduced sales, marketing and distribution costs through direct-to-consumer marketing;

•	efficient flight scheduling, including minimal ground times between flights; and

•	a company-wide business culture that is keenly focused on driving costs lower.
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to generate significant non-ticket revenue, which allows us to lower base fares and enables our passengers to identify, select and pay for only the products and services they want to use. In implementing our unbundled strategy, we have grown average non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $54 in 2015 by:

•	charging for checked and carry-on baggage;

•	passing through all distribution-related expenses;

•	charging for premium seats and advance seat selection;

•	maintaining consistent ticketing policies, including service charges for changes and cancellations;

•	generating subscription revenue from our $9 Fare Club low-fare subscription service;

•	deriving brand-based revenues from proprietary services, such as our FREE SPIRIT affinity credit card program;

•
offering third-party travel products (travel packages), such as hotel rooms, ground transportation (rental and hotel shuttle products) and attractions (show or theme park tickets) packaged with air travel on our website;

•	selling third-party travel insurance through our website; and

•	selling onboard advertising.
Resilient Business Model and Customer Base. By focusing on price-sensitive travelers, we have maintained profitability during volatile economic periods because we are not highly dependent on premium-fare business traffic. We believe our growing customer base is more resilient than the customer bases of most other airlines because our low fares and unbundled service offering appeal to price-sensitive travelers. In 2015, low oil prices coupled with increased competition in the U.S. drove lower unit revenues, but lower costs produced margins that remain higher than most of our domestic network peers.
Well Positioned for Growth. We have developed a substantial network of destinations in profitable U.S. domestic niche markets, targeted growth markets in the Caribbean and Latin America and high-volume routes flown by price-sensitive travelers. In the United States, we also have grown into large markets that, due to higher fares, have priced out those more price-sensitive travelers. We seek to balance growth between large domestic markets, niche markets and opportunities in the Caribbean and Latin America according to current economic and industry conditions.

Experienced International Operator. We believe we have substantial experience in foreign local aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2015, 2014 and 2013, no revenue from any one foreign country represented greater than 4% of the our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
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

Route Network
As of December 31, 2015, our route network included 191 markets served by 56 airports throughout North America, Central America, South America and the Caribbean.
Below is a route map of our current network, which includes seasonal routes and routes announced as of February 8, 2016 for which service has not yet started:

SEATTLE – TACOMA
PORTLAND
MINNEAPOLIS – ST. PAUL
PLATTSBURGH / MONTREAL
NIAGARA FALLS / TORONTO
CHICAGO / O'HARE
DETROIT
BOSTON
CLEVELAND
LATROBE / PITTSBURGH
NEW YORK / LAGUARDIA
DENVER
KANSAS CITY
PHILADELPHIA
ATLANTIC CITY
OAKLAND
BALTIMORE / WASHINGTON, D.C.
CHARLESTON
LAS VEGAS
LOS ANGELES
DALLAS / FORT WORTH
ATLANTA
MYRTLE BEACH
SAN DIEGO
PHOENIX
NEW ORLEANS
HOUSTON / BUSH INTERCONTINENTAL
ORLANDO
TAMPA
WEST PALM BEACH
FT. MYERS
FT. LAUDERDALE
LOS CABOS
MEXICO
CANCUN
MEXICO
SANTIAGO
DOMINICAN REPUBLIC
PUNTA CANA DOMINICAN REPUBLIC
SAN JUAN PUERTO RICO
PORT AU PRINCE
HAITI
MONTEGO BAY
JAMAICA
ST. THOMAS
KINGSTON
JAMAICA
SANTO DOMINGO
DOMINICAN REPUBLIC
AGUADILLA
PUERTO RICO
ST. MAARTEN
GUATEMALA CITY
GUATEMALA
SAN PEDRO SULA
HONDURAS
SAN SALVADOR
EL SALVADOR
MANAGUA
NICARAGUA
ARUBA
PANAMA CITY
PANAMA
CARTAGENA
COLOMBIA
SAN JOSÉ
COSTA RICA
MEDELLÍN
COLOMBIA
BOGOTÁ
COLOMBIA
ARMENIA
COLOMBIA
LIMA
PERU

Our network expansion targets underserved and/or overpriced markets. We employ a rigorous process to identify opportunities to deploy new aircraft where we believe they will be most profitable. To monitor the profitability of each route, we analyze weekly and monthly profitability reports as well as near term forecasting.
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, code-sharing relationships and frequent flier programs and redemption opportunities. Our competitors and potential competitors include traditional network airlines, other low-cost carriers and ULCCs, and regional airlines. We typically compete in markets served by traditional network airlines, and other low-cost carriers and ULCCs, and, to a lesser extent, regional airlines.
As of December 31, 2015, our top two largest network overlaps are with Southwest Airlines and American Airlines at approximately 55% and 50% of our markets, respectively. Our principal competitors on domestic routes are Southwest Airlines, American Airlines, United Airlines and Delta Air Lines. Our principal competitors for service from South Florida to our markets in the Caribbean and Latin America are American Airlines, through its hub in Miami, and JetBlue Airways and Southwest Airlines, through their operations in Fort Lauderdale. Our principal competitive advantage is our low base fares. We are able to offer low fares profitably, due to our low unit operating costs, which in 2015 were among the lowest in the U.S. airline industry. In difficult economic or competitive environments, we believe our low unit costs coupled with our relatively stable non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
The airline industry is particularly susceptible to price discounting because, once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. The expenses of a scheduled aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flier initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize TRASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is unable to fill at higher rates. A key element to our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets.

Seasonality

Our business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends.
Distribution

The majority of our tickets are sold through direct channels including online via www.spirit.com, our call center and our airport ticket counters, with spirit.com being the primary channel. We also partner with a number of third parties to distribute our tickets, including online and traditional travel agents and electronic global distribution systems.
Customers

We believe our customers are primarily leisure travelers who are paying for their own ticket and who make their purchase decision based largely on price. By maintaining a low cost structure, we can successfully sell tickets at low fares while maintaining a strong profit margin.
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
In response to customer and other demands, we modified our online booking process to allow our customers to see all available options and their prices prior to purchasing a ticket, and have initiated a campaign that illustrates our total prices are lower, on average, than those of our competitors, even when options are included.

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
As of December 31, 2015, we had a fleet of 79 Airbus single-aisle aircraft, which are commonly referred to as “A320 family” aircraft. A320 family aircraft include the A319, A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines (available starting in 2016) may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2015, our fleet consisted of 29 A319s, 42 A320s and 8 A321s, and the average age of the fleet was 5.2 years. As of December 31, 2015, we owned 18 of our aircraft, of which 15 aircraft are financed through senior and junior long-term debt with terms of 12 and 7 years, respectively, and 3 aircraft are financed through enhanced equipment trust certificates (EETCs). See “Notes to the Financial Statements—9. Debt and Other Obligations.” The remaining 61 of our aircraft are financed under operating leases with expirations between 2016 and 2027.
As of December 31, 2015, firm aircraft orders consisted of 87 A320 family aircraft (13 A320ceos, 40 A320neos, 24 A321ceos and 10 A321neos) with Airbus and an additional 5 direct operating leases for A320neos with a third-party lessor. As of December 31, 2015, spare engine orders consisted of four V2500 SelectOne engines with IAE and nine PurePower PW 1100G-JM engines with Pratt & Whitney. Aircraft are scheduled for delivery from 2016 through 2021 and spare engines are scheduled for delivery from 2017 through 2023. The firm aircraft orders provide for capacity growth as well as the flexibility to replace some, none or all of the 79 aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends.
Consistent with our ULCC business model, each of our aircraft is configured with a high density seating configuration, which helps us maintain a lower unit cost and pass savings to our customers. Our high density seating configuration accommodates more passengers than those of our competitors when comparing the same type of aircraft.
Maintenance and Repairs
We have a Federal Aviation Administration (FAA) mandated and approved maintenance program, which is administered by our technical services department. Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft.
Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 24 months. Heavy engine maintenance is performed approximately every four to six years and includes a more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for our current fleet and future deliveries with IAE and Pratt & Whitney for our engine overhaul services and with Lufthansa Technik on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.
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
Employees

Our business is labor intensive, with labor costs representing approximately 23.2%, 19.9% and 19.1% of our total operating costs for 2015, 2014 and 2013, respectively. As of December 31, 2015, we had 1,266 pilots, 2,075 flight attendants, 35 flight dispatchers, 499 mechanics, 517 airport agents/other and 455 employees in administrative roles for a total of 4,847 employees. As of December 31, 2015, approximately 73% of our employees were represented by four labor unions. On an average full-time equivalent basis, for the full year 2015, we had 4,326 employees, compared to 3,722 in 2014.
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
The Railway Labor Act, or RLA, governs our relations with labor organizations. Under the RLA, our collective bargaining agreements generally do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board, or NMB, to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even several years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists. If an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board, or PEB, may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization and the airline each may resort to “self-help,” including, for the labor organization, a strike or other labor action, and for the airline, the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. The table below sets forth our employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	August 2015
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007
Dispatchers	Transport Workers Union (TWU)	August 2018
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020
In August 2014, under the supervision of the NMB and in conjunction with AFA-CWA, we reached a tentative agreement for a five-year contract with our flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On October 1, 2014, we were notified that the flight attendants voted not to ratify the tentative agreement. We will continue to work with the AFA-CWA and the NMB toward a goal of reaching a mutually beneficial agreement.

On July 8, 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms, and we are continuing the process of negotiating a final collective bargaining agreement with the IAMAW. As of December 31, 2015, these ramp service agents served 1 of the 56 airports where we operate.

In August 2015, our Collective Bargaining Agreement (CBA) with ALPA, became amendable. We are currently in discussions with ALPA on a new contract.
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
Insurance
We maintain insurance policies we believe are customary in the airline industry and as required by the Department of Transportation (DOT). The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire and extended coverage; directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; and workers’ compensation and employer’s liability. As of July 2014, we obtained third-party war risk (terrorism) insurance from the commercial market. Prior to July 2014, we obtained this insurance through a special program administered by the FAA, which was discontinued in late 2014. Renewing coverage from commercial underwriters could result in a change in premium and more restrictive terms. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents. Our current war risk (terrorism) insurance policy expires in July 2016.
Management Information Systems
We have continued our commitment to technology improvements to support our ongoing operations and initiatives. During 2013, we completed the integration of a new SAP Enterprise Resource Planning application, which replaced our general ledger, accounts payable, accounts receivable, cash management and fixed asset systems. The conversion was designed to improve our key business processes by implementing an integrated tool to increase efficiency, consistency, data accuracy and cost effectiveness. During 2015, we completed the integration of TRAX, a new scalable maintenance, repair, operations (MRO) system to improve the tracking of all maintenance related financial transactions. We intend to continue to invest time and resources in upgrading and improving our information systems and the security of our data.
Foreign Ownership
Under DOT regulations and federal law, we must be controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.
We believe we are currently in compliance with such foreign ownership rules.
Government Regulation
Operational Regulation
The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the FAA. The DOT has jurisdiction over economic issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability and disabled passenger transportation, among other areas, several of which were included in rules that became effective in 2011 and 2012 relating to, among other things, how airlines handle interactions with passengers through advertising, the reservation process, at the airport and on board the aircraft. Additional consumer rules proposed in 2014 that would require airlines to disclose through all points of sale the fees for certain basic ancillary services associated with the air transportation consumers are buying or considering buying may be implemented in 2016. Additional disabled passenger rules may be proposed in 2016. See “Risk Factors—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.”
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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2015, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. In 2014, the FAA issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, known as FAR 117 which became effective on January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments, and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. FAR 117 has resulted in increased pilot costs as we were required to hire more pilots in order to comply with the regulations. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
International Regulation
All international service is subject to the regulatory requirements of the foreign government involved. We currently operate international service to Aruba, Colombia, Costa Rica, Dominican Republic, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Panama, Peru and St. Maarten, as well as Puerto Rico and the U.S. Virgin Islands. If we decide to increase our routes to additional international destinations, we will be required to obtain necessary authority from the DOT and the applicable foreign government. We are also required to comply with overfly regulations in countries that lay along our routes but which we do not serve.
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
Security Regulation
The TSA was created in 2001 with the responsibility and authority to oversee the implementation, and ensure the adequacy of security measures at airports and other transportation facilities. Funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee). Prior to and for the first half of 2014, this fee was $2.50 per passenger flight segment, subject to a maximum of $5 per one-way trip. Effective July 1, 2014, the security fee was set at a flat rate of $5.60 each way. On December 19, 2014, a new law took effect which limits a round-trip fee to $11.20. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. In addition, in the past, the TSA has assessed an Aviation Security Infrastructure Fee, or ASIF, on each airline. This fee was eliminated by the TSA effective October 1, 2014.
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

ITEM 1A.    RISK FACTORS

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Additional risks or uncertainties (i) that are not currently known to us, (ii) that we currently deem to be immaterial, or (iii) that could apply to any company, could also materially adversely affect our business, financial condition, or future results. You should carefully consider the risks described below and the other information in this report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. References in this report to “Spirit,” “we,” “us,” “our,” or the “Company” shall mean Spirit Airlines, Inc., unless the context indicates otherwise.

Risks Related to Our Industry
We operate in an extremely competitive industry.
We face significant competition with respect to routes, fares and services. Within the airline industry, we compete with traditional network airlines, other low-cost airlines and regional airlines on many of our routes. Competition in most of the destinations we presently serve is intense, due to the large number of carriers in those markets. Furthermore, other airlines may begin service or increase existing service on routes where we currently face little competition. Most of our competitors are larger than us and have significantly greater financial and other resources than we do.
The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition has, and may continue to, adversely affect our operations. Moreover, many other airlines have begun to unbundle services by charging separately for services such as baggage and advance seat selection. This unbundling and other cost reducing measures could enable competitor airlines to reduce fares on routes that we serve. In 2015, the availability of low priced fares coupled with an increase in domestic capacity led to dramatic changes in pricing behavior in many U.S. markets. Many domestic carriers began matching lower cost airline pricing, either with limited or unlimited inventory.
Airlines increase or decrease capacity in markets based on perceived profitability, market share objectives, competitive considerations and other reasons. Decisions by our competitors that increase overall industry capacity, or capacity dedicated to a particular domestic or foreign region, market or route, could have a material adverse impact on our business. If a traditional network airline were to successfully develop a low-cost structure, compete with us on price or if we were to experience increased competition from other low-cost carriers, our business could be materially adversely affected.
Many of the traditional network airlines in the United States. have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. They also have completed large mergers that have increased their scale and share of the travel market. On November 29, 2011, AMR Corporation and substantially all of its subsidiaries, including American Airlines, Inc., filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. In December 2013, AMR Corporation and US Airways Group, Inc. completed a merger and formally became American Airlines Group Inc. We presently compete with American Airlines in a majority of our markets. This merger along with earlier mergers between Delta Airlines and Northwest Airlines, between United Airlines and Continental Airlines, and Southwest Airlines and AirTran Airways, have created four very large and powerful network airlines, which creates a challenging pricing environment for smaller airlines like us.

Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies, new pricing policies designed to compete with ULCCs or new market entrants. Any such competitor may have greater financial resources and access to less expensive sources of capital than we do, which could enable them to operate their business with a lower cost structure, or enable them to operate with lower-marginal revenues without substantial adverse effects, than we can. If these competitors adopt and successfully execute a ULCC business model, we could be materially adversely affected. In 2015, Delta Airlines began to market and sell a "Basic Economy" fare which was designed in part to provide its customers with a low base fare similar to Spirit. Other major carriers have announced plans to market similar discounted fare classes.
There has been significant consolidation within the airline industry including, for example, the combinations of American Airlines and US Airways, Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines and Southwest Airlines and AirTran Airways. In the future, there may be additional consolidation in our industry. Any business combination could significantly alter industry conditions and competition within the airline industry, which could have an adverse effect on our business.
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
Our low cost structure is one of our primary competitive advantages. However, we have limited control over many of our costs. For example, we have limited control over the price and availability of aircraft fuel, aviation insurance, airport costs and related infrastructure taxes, the cost of meeting changing regulatory requirements and our cost to access capital or financing. In addition, the compensation and benefit costs applicable to a significant portion of our employees are established by the terms of our collective bargaining agreements. We cannot guarantee we will be able to maintain a cost advantage over our competitors. If our cost structure increases and we are no longer able to maintain a sufficient cost advantage over our competitors, it could have a material adverse effect on our business, results of operations and financial condition.
The airline industry is heavily influenced by the price and availability of aircraft fuel. Continued volatility in fuel costs or significant disruptions in the supply of fuel, including hurricanes and other events affecting the Gulf Coast in particular, could materially adversely affect our business, results of operations and financial condition.
Aircraft fuel costs represent our single largest operating cost, accounting for 28.3%, 38.9% and 40.2% of our total operating expenses for 2015, 2014 and 2013, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could cause disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control. Instability within major oil producing regions, such as the Middle East, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.
Aircraft fuel prices have been subject to high volatility, fluctuating substantially over the past several years. For example, our fuel prices spiked at a high of $3.32 per gallon, in the second quarter of 2012, and have recently fallen as low as $1.57 per gallon in the fourth quarter of 2015. We can not predict whether oil prices will remain at current low prices or for how long. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase or decrease in the price of aircraft fuel can have a significant negative impact on our operating costs or revenues and on our business, results of operations and financial condition.
Our fuel derivative activity, if any, may not reduce our fuel costs.
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2015, we had no outstanding jet fuel derivatives. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”
Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
During 2015, 2014 and 2013, we generated non-ticket revenues of $972.1 million, $786.6 million and $668.4 million, respectively. Our non-ticket revenues are generated from charges for, among other things, baggage, bookings through certain of our distribution channels, advance seat selection, itinerary changes and loyalty programs. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and Federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
The airline industry is particularly sensitive to changes in economic conditions. Adverse economic conditions would negatively impact our business, results of operations and financial condition.
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
Since September 11, 2001, the Department of Homeland Security and the TSA have implemented numerous security measures that restrict airline operations and increase costs, and are likely to implement additional measures in the future. For example, following the widely publicized attempt of an alleged terrorist to detonate plastic explosives hidden underneath his clothes on a Northwest Airlines flight on Christmas Day in 2009, passengers became subject to enhanced random screening, which included pat-downs, explosive detection testing and body scans. Enhanced passenger screening, increased regulation governing carry-on baggage and other similar restrictions on passenger travel may further increase passenger inconvenience and reduce the demand for air travel. In addition, increased or enhanced security measures have tended to result in higher governmental fees imposed on airlines, resulting in higher operating costs for airlines, which we may not be able to pass on to consumers in the form of higher prices. Any future terrorist attacks or attempted attacks, even if not made directly on the airline industry, or the fear of such attacks or other hostilities (including elevated national threat warnings or selective cancellation or redirection of flights due to terror threats) would likely have a material adverse effect on our business, results of operations and financial condition and on the airline industry in general.
Airlines are often affected by factors beyond their control including: air traffic congestion at airports; air traffic control inefficiencies; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel related taxes or the outbreak of disease, any of which could harm our business, operating results and financial condition.
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, increased security measures, new travel related taxes and the outbreak of disease. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean as well as other areas of the eastern United States (such as Hurricane Sandy in October 2012), winter snowstorms or the January 2010 earthquakes in Port-au-Prince, Haiti, can cause flight cancellations or significant delays. For example, during the second quarter of 2015, we experienced consecutive storm systems in Dallas, Chicago, New York and Detroit followed by Tropical Storm Bill that sat over Houston before moving north to Dallas. The timing and location of these storm systems produced a domino effect on our operations resulting in over 500 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu and Zika virus, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Increased travel taxes, such as those provided in the Travel Promotion Act, enacted March 10, 2010, which charges visitors from certain countries a $10 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
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
Our business is labor intensive, with labor costs representing approximately 23.2%, 19.9% and 19.1% of our total operating costs for 2015, 2014 and 2013, respectively. As of December 31, 2015, approximately 73% of our workforce was represented by labor unions. We cannot assure you that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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
We entered into a five-year agreement with our flight dispatchers in August 2013. In August 2014, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On October 1, 2014, we were notified that the flight attendants voted not to ratify the tentative agreement. We will continue to work with the AFA-CWA and the NMB towards a goal of reaching a mutually beneficial agreement.
In July 2014, certain ramp service agents directly employed by us voted to be represented by the International Association of Machinists and Aerospace Workers (IAMAW). In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms, and we are continuing the process of negotiating a final collective bargaining agreement with the IAMAW. As of December 31, 2015, these ramp service agents served 1 of the 56 airports where we operate. In August 2015, our collective bargaining agreement with our pilot union ALPA became amendable, and we are currently in discussions with ALPA on a new contract. If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their collective bargaining agreements, we may be subject to work interruptions or stoppages. Any such action or other labor dispute with unionized employees could disrupt our operations, reduce our profitability, or interfere with the ability of our management to focus on executing our business strategies.
The Patient Protection and Affordable Care Act was enacted in 2010, and we expect it will continue to evolve. It could significantly increase cost of the healthcare benefits provided to our U.S. employees. In addition, the failure to comply materially with such existing and new laws, rules and regulations could adversely affect our business, results of operations and financial conditions.
We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2015, our 79 aircraft fleet consisted of 61 aircraft financed under operating leases and 18 aircraft financed under debt arrangements. In 2015 and 2014, we paid the lessors rent of $217.0 million and $198.7 million, respectively, and paid maintenance deposits of $59.2 million and $58.5 million, respectively. As of December 31, 2015, we had future operating lease obligations of approximately $1.6 billion. In 2015, we made scheduled principal payments of $25.4 million on outstanding debt obligations. In 2014, we had no payments related to debt arrangements as we entered into these arrangements in late 2014 and repayment commenced in 2015. As of December 31, 2015, we had future principal debt obligations of $659.3 million, of which $51.5 million is due in 2016. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt and Whitney for delivery over the next several years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. The amount of our aircraft related fixed obligations and related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:

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

•
reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with fewer fixed payment obligations; and

•
cause us to lose access to one or more aircraft and forfeit our rent deposits if we are unable to make our required aircraft lease rental and debt payments and our lessors or lenders exercise their remedies under the lease and debt agreements including cross default provisions in certain of our leases and mortgages.

A failure to pay our operating lease, debt and other fixed cost obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease or debt payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.
We are highly dependent upon our cash balances and operating cash flows.
As of December 31, 2015, we had access to lines of credit from our four physical fuel delivery and derivative counterparties and our purchase credit card issuer aggregating $56.6 million. In addition, we had a $25.1 million unsecured standby letter of credit facility. These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
A deterioration in worldwide economic conditions may adversely affect our business, operating results, financial condition, liquidity and ability to obtain financing or access capital markets.
The general worldwide economy has in the past experienced downturns due to the effects of the European debt crisis, unfavorable U.S. economic conditions and slowing growth in certain Asian economies, including general credit market crises, collateral effects on the finance and banking industries, energy price volatility, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, geopolitical conflict and liquidity concerns. The airline industry is particularly sensitive to changes in economic conditions, which affect customer travel patterns and related revenues.  A weak economy could reduce our bookings, and a reduction in discretionary spending could also decrease amounts our customers are willing to pay.  Unfavorable economic conditions can also impact the ability of airlines to raise fares to help offset increased fuel, labor and other costs. We cannot accurately predict the effect or duration of any economic slowdown or the timing or strength of a subsequent economic recovery.
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
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2015, we had no outstanding jet fuel derivatives. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past, we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. In a falling fuel environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited, because we set the price of tickets in advance of knowing our fuel costs at the time the tickets are flown. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited.
We rely on maintaining a high daily aircraft utilization rate to implement our low cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.

We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 12.7 hours for 2015, 2014 and 2013. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2015, the average age of our aircraft was approximately 5.2 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. Depending on their recoverability, these maintenance reserves may be classified as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase as a percentage of our revenue over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials and Repair Costs and Heavy Maintenance Amortization” and “—Maintenance Reserves.”
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

Airlines are subject to extensive and increasing regulatory and legal compliance requirements, both domestically and internationally, that involve significant costs. In the last several years, Congress has passed laws, and the DOT, FAA and TSA have issued regulations, relating to the operation of airlines that have required significant expenditures. We expect to continue to incur expenses in connection with complying with government regulations. Additional laws, regulations, taxes and increased airport rates and charges have been proposed from time to time that could significantly increase the cost of airline operations or reduce the demand for air travel. If adopted, these measures could have the effect of raising ticket prices, reducing revenue and increasing costs. For example, the DOT finalized rules in April 2010 requiring new procedures for customer handling during long onboard tarmac delays, as well as additional reporting requirements for airlines that could increase the cost of airline operations or reduce revenues. The DOT has been aggressively investigating alleged violations of these rules. A second set of DOT final rules, which became effective in August 2011 and January 2012, addresses, among other things, concerns about how airlines handle interactions with passengers through advertising, the reservations process, at the airport and on board the aircraft, including requirements for disclosure of base fares plus a set of regulatorily dictated options and limits on cancellations and service charges for changes and cancellations. Additional consumer passenger rules were proposed in 2014 which may be implemented in 2016 and additional disability rules may be proposed in 2016. In addition, during 2014, the FAA issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action.
In August 2010, the Airline Baggage Transparency and Accountability Act was introduced in the United States Senate. This legislation, as proposed, would have increase disclosure regarding fees for airline ticket sales, impose federal taxes on charges for carry-on and checked baggage, authorize the DOT's Aviation Consumer Protection Division to oversee lost and stolen baggage claims, and require data collection and the public release of collected data concerning airline handling of lost, damaged and stolen luggage. In early 2011, the United States Senate passed an amendment to the FAA reauthorization bill that, if enacted, would have imposed federal taxes at a rate of 7.5% on charges for carry-on baggage. Currently, there have been no updates regarding such legislation. However, in the event the Airline Baggage Transparency and Accountability Act, the Senate amendment to the FAA reauthorization bill or similar legislation were to be enacted, it is uncertain what effect it would have on our results of operations and financial condition.

We cannot assure you that these and other laws or regulations enacted in the future will not harm our business. In addition, the TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. Prior to and for the first half of 2014, the passenger security fee was $2.50 per passenger flight segment, subject to a $5 per one-way trip cap. In July 2014, the TSA implemented an increased passenger security fee at a flat rate of $5.60. On December 19, 2014, a new law took effect which limits a round-trip fee to $11.20. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

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

The U.S. government is under persistent pressure to implement cost cutting and efficiency initiatives. In addition, the U.S. government has recently and may in the future experience delays in the completion of its budget process which could delay funding for government departments and agencies that regulate or otherwise are tied to the aviation industry, including the DOT and FAA. To the extent that any such initiatives or budgeting delays affect the operations of these government departments and agencies, including by forcing mandatory furloughs of government employees, our operations and results of operations could be materially adversely effected.

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
Our growth is dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment and facilities. An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities or obtain the necessary regulatory approvals may adversely affect our ability to achieve our growth strategy, which could harm our business. In addition, expansion to new markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the existing risks upon entering certain new markets or respond adequately to these risks, and our growth strategy and our business may suffer as a result. In addition, our competitors may reduce their fares and/or offer special promotions to deter our entry into a new market or to stop our growth into existing markets or new markets. We cannot assure you that we will be able to profitably expand our existing markets or establish new markets.
Some of our target growth markets in the Caribbean and Latin America include countries with less developed economies that may be vulnerable to unstable economic and political conditions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, high inflation, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our ability to implement our growth strategy.
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
We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting system, telecommunications systems, website, maintenance systems and check-in kiosks. The performance and reliability of our technology are critical to our ability to operate and compete effectively. Our Board of Directors recently approved a significant technology upgrade initiative meant to address our aging IT infrastructure. This initiative will upgrade, replace, and enhance multiple older and outdated legacy systems and hardware. The execution of our strategic plans could be negatively affected by (i) our ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) our ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control cost; and (iii) our dependence on third parties with respect to its ability to implement its strategic plans. We cannot assure you that our security measures, change control procedures, and disaster recovery plans will be adequate to prevent disruptions or delays. Disruption in or changes to these systems could result in an interruption to our operations or loss of important data. Any of the foregoing could result in a material adverse effect on our business, reputation, results of operations and financial condition.
In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information with a high degree of reliability. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our reservation system fails or experiences interruptions, and we are unable to book seats for any period of time, we could lose a significant amount of revenue as customers book seats on competing airlines. We have experienced short duration reservation system outages from time to time and may experience similar outages in the future. For example, in November 2010, we experienced a significant service outage with our third-party reservation service provider on the day before Thanksgiving, one of the industry’s busiest travel days and in August 2013, we experienced another 13 hour outage that affected our sales and customer service response times. We also rely on third-party service providers of our other automated systems for technical support, system maintenance and software upgrades. If our automated systems are not functioning or if the current providers were to fail to adequately provide technical support or timely software upgrades for any one of our key existing systems, we could experience service disruptions, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems’ vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all and any transition time to a new system may be significant.
In addition, our automated systems cannot be completely protected against events that are beyond our control, including natural disasters, cyber attacks or telecommunications failures. Substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans; however, we cannot assure you that these measures are adequate to prevent disruptions. Disruption in, changes to or a breach of, these systems could result in a disruption to our business and the loss of important data. Moreover, in the event of system outages or interruptions, we may not be able to recover from our information technology and software providers all or any portion of the costs or business losses we may incur. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.

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
In the processing of our customer transactions, we receive, process, transmit and store a large volume of identifiable personal data, including financial data such as credit card information. This data is increasingly subject to legislation and regulation, such as the Fair Accurate Credit Transparency Act and Payment Card Industry legislation, typically intended to protect the privacy of personal data that is collected, processed and transmitted. More generally, we rely on consumer confidence in the security of our system, including our website on which we sell the majority of our tickets. Our business, results of operations and financial condition could be adversely affected if we are unable to comply with existing privacy obligations or legislation or regulations are expanded to require changes in our business practices.
We may not be able to maintain or grow our non-ticket revenues.
Our business strategy includes expanding our portfolio of ancillary products and services. There can be no assurance that passengers will pay for additional ancillary products and services or that passengers will continue to choose to pay for the ancillary products and services we currently offer. Further, regulatory initiatives could adversely affect ancillary revenue opportunities. Failure to maintain our non-ticket revenues would have a material adverse effect on our results of operations and financial condition. Furthermore, if we are unable to maintain and grow our non-ticket revenues, we may not be able to execute our strategy to continue to lower base fares to address an underserved market. Please see “—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.”
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
As of December 31, 2015, we had a single fuel service contract with World Fuel Services Corporation to manage the sourcing and contracting of our fuel supply. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
Our reputation and business could be materially adversely affected in the event of an emergency, accident or similar incident involving our aircraft.
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
Negative publicity regarding our customer service or otherwise could have a material adverse effect on our business.
In the past, we have experienced a relatively high number of customer complaints related to, among other things, our customer service and reservations and ticketing systems. In particular, we generally experience a higher volume of complaints when we make changes to our unbundling policies, such as charging for baggage. In addition, in 2009, we entered into a consent order with the DOT for our procedures for bumping passengers from oversold flights and our handling of lost or damaged baggage. Under the consent order, we were assessed a civil penalty of $375,000, of which we were required to pay $215,000 based on an agreement with the DOT and our not having similar violations in the year after the date of the consent order. Further, media reports about incidents on our aircraft unrelated to customer complaints could negatively impact our reputation and our operations. If we do not meet our customers' expectations with respect to reliability and service, customers could decide not to fly with us, which would materially adversely affect our business and reputation.
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
A significant portion of our operations are conducted to and from the domestic U.S., Caribbean or Latin American markets. Our business, results of operations and financial condition could be harmed if we lost our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, negative public perception of these destinations, unfavorable weather conditions, public health concerns or terrorist related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. Many of the countries we serve are experiencing either economic slowdowns or recessions, which may translate into a weakening of demand and could harm our business, results of operations and financial condition.
Increases in insurance costs or significant reductions in coverage could have a material adverse effect on our business, financial condition and results of operations.
We carry insurance for third-party liability, passenger liability, property damage and all-risk coverage for damage to our aircraft. As a result of the September 11, 2001 terrorist attacks, aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war risk insurance). Accordingly, our insurance costs increased significantly and our ability to continue to obtain certain types of insurance remains uncertain. While the price of commercial insurance has declined since the period immediately after the terrorist attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase its cost, we would be adversely affected. We currently maintain commercial airline insurance with several underwriters. However, there can be no assurance that the amount of such coverage will not be changed, or that we will not bear substantial losses from accidents. We could incur substantial claims resulting from an accident in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition.
As of July 2014, we obtained war risk insurance from the commercial market which insures against some risks of terrorism. Previous to this date, we obtained this insurance through a special program administered by the FAA, which was discontinued late 2014. Renewing coverage from commercial underwriters may result in higher premiums and more restrictive terms. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain adequate war risk insurance. Our current war risk hull and liability insurance policy is effective until July 2016.
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
Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team. Competition for highly qualified personnel is intense, and the loss of any executive officer, senior manager, or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-man life insurance on our management team.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NASDAQ Stock Market. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We are required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. During the performance of these activities, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the NASDAQ Global Select Market, regulatory investigations, civil or criminal sanctions and class action litigation.
The market price of our common stock may be volatile, which could cause the value of an investment in our stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

•	announcements concerning our competitors, the airline industry or the economy in general;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	increased price competition;

•	media reports and publications about the safety of our aircraft or the aircraft type we operate;

•	new regulatory pronouncements and changes in regulatory guidelines;

•	changes in the price of aircraft fuel;

•	announcements concerning the availability of the type of aircraft we use;

•	general and industry-specific economic conditions;

•	changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;

•	sales of our common stock or other actions by investors with significant shareholdings;

•	trading strategies related to changes in fuel or oil prices; and

•	general market, political and economic conditions.
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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2015, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2015, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2015, we operated a fleet of 79 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned	Number Leased
A319	145	9.6	29	—	29
A320	178	2.6	42	12	30
A321	218 - 228	2.8	8	6	2
		5.2	79	18	61
As of December 31, 2015, our firm aircraft orders, consisted of 87 A320 family aircraft with Airbus (13 A320ceos, 40 A320neos, 24 A321ceos and 10 A321neos) and an additional 5 direct operating leases for A320neos with a third-party lessor. As of December 31, 2015, our future fleet plan, net of contractual lease returns, is illustrated in the table below.

Aircraft Type	2016	2017	2018	2019	2020	2021
A319	26	22	17	16	9	5
A320	45	53	55	55	55	55
A320neo	5	5	11	14	27	45
A321	17	25	30	30	30	30
A321neo	—	—	—	10	10	10
Total Aircraft	93	105	113	125	131	145
Note 1: Actual fleet count may differ depending on future fleet decisions, including actual lease retirements.
Note 2: We have been notified by our third-party lessor that the delivery of one or more of the A320neos scheduled for 2016 may be delayed until 2017. We do not believe this delay in delivery date to be significant.
We also have four spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023.
Ground Facilities
We lease all of our facilities at each of the airports we serve. Our leases for terminal passenger service facilities, which include ticket counter and gate space, operations support areas and baggage service offices, generally have a term ranging from month-to-month to 16 years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We also have entered into use agreements at the airports we serve that provide for the non-exclusive use of runways, taxiways and other airfield facilities. Landing fees paid under these agreements are based on the number of landings and weight of the aircraft.
As of December 31, 2015, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 13% of our capacity operating from FLL during 2015. We operate primarily out of Terminal 4 at FLL, the international terminal. We currently use up to ten gates simultaneously at Terminal 4. We have preferential access to seven of the Terminal 4 gates, common use access to the remaining three Terminal 4 gates, and access to other Terminal 3 gates. FLL is in the middle of a concourse replacement and expansion project, which will expand the number of gates at Terminal 4 from 10 to 14. Other airports through which we conduct significant operations include Chicago O'Hare International Airport (ORD), McCarran International Airport (LAS) serving Las Vegas, Dallas-Fort Worth International Airport (DFW), Detroit Metropolitan Wayne County Airport (DTW) and George Bush Intercontinental Airport (IAH).
Our largest maintenance facility is currently located in a leased facility at FLL under a lease that expires in January 2022. We also conduct additional maintenance operations in leased facilities in Detroit, Michigan; Chicago, Illinois; Atlantic City, New Jersey; Dallas, Texas; Houston, Texas; and Las Vegas, Nevada.

In September 2015, we executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, we lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000 square foot hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of our growing fleet and will reduce dependence on third-party facilities and contract line maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. We estimate to complete the project during the third quarter of 2016.
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

	High	Low
Fiscal year ended December 31, 2014
First Quarter	$63.05	$44.76
Second Quarter	63.80	54.22
Third Quarter	73.31	62.41
Fourth Quarter	84.47	53.31
Fiscal year ended December 31, 2015
First Quarter	$82.03	$69.64
Second Quarter	77.88	59.98
Third Quarter	63.54	46.95
Fourth Quarter	50.80	33.57
As of February 10, 2016, there were approximately 52 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2016 Proxy Statement is incorporated herein by reference.
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

Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2015. All stock repurchases during this period were made from employees who received restricted stock grants. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy minimum withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2015	1,335	$44.52	—	$100,581,852
November 1-30, 2015	1,147	$34.00	—	$100,581,852
December 1-31, 2015	—	N/A	—	$100,000,000
Total	2,482	$40.87	—
During the first three quarters of 2015, we repurchased and retired 1.7 million shares for a total of $102.1 million. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock or performance share awards as well as open market repurchases made under our stock repurchase authorization that became effective in December 2014, which authorized the repurchase of up to $100 million of our common stock. This authorization expired on December 31, 2015. Shares repurchased from employees constituted the portion of vested shares necessary to satisfy withholding tax requirements.
On October 26, 2015, our Board of Directors authorized a new repurchase program of up to $100 million in aggregate value of shares of our Common Stock, par value $0.0001 per share. These repurchases can be made from time to time in open market or privately negotiated transactions. This authorization will expire on October 26, 2016. The timing and amount of any stock repurchase is subject to prevailing market conditions and other considerations, and may be discontinued at any time. As of December 31, 2015, no repurchases have been made under this new repurchase plan.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index for the period beginning on May 26, 2011 (the date our common stock was first traded) and ending on December 31, 2015. The graph assumes an investment of $100 in our stock and the two indices, respectively, on May 26, 2011, and further assumes the reinvestment of all dividends. The May 26, 2011 stock price used for our stock is the initial public offering price. Stock price performance, presented for the period from May 26, 2011 to December 31, 2015, is not necessarily indicative of future results.

Spirit
NYSE Arca Airline Index
Nasdaq Composite Index
700
600
500
400
300
200
100
0
5/26/2011
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015

	5/26/2011	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Spirit	$100.00	$130.00	$147.75	$378.42	$629.83	$332.08
NYSE ARCA Airline Index	$100.00	$75.49	$104.07	$164.74	$247.45	$209.67
NASDAQ Composite Index	$100.00	$94.23	$110.94	$155.50	$178.56	$191.25

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
We derived the selected statements of operations data for the years ended December 31, 2015, 2014 and 2013 and the balance sheet data as of December 31, 2015 and 2014 from our audited financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2012 and 2011 and the balance sheet data as of December 31, 2013, 2012 and 2011 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except share and per share data)
Operating revenues:
Passenger	$1,169,338	$1,144,972	$986,018	$782,792	$689,650
Non-ticket	972,125	786,608	668,367	535,596	381,536
Total operating revenue	2,141,463	1,931,580	1,654,385	1,318,388	1,071,186
Operating expenses:
Aircraft fuel (1)	461,447	612,909	551,746	471,763	388,046
Salaries, wages and benefits	378,210	313,988	262,150	218,919	181,742
Aircraft rent	211,531	195,827	169,737	143,572	116,485
Landing fees and other rents	131,077	105,115	83,604	68,368	52,794
Distribution	86,576	74,823	67,481	56,668	51,349
Maintenance, materials and repairs	80,448	73,956	60,143	49,460	34,017
Depreciation and amortization	73,908	46,971	31,947	15,256	7,760
Other operating	206,867	149,675	144,586	127,886	91,172
Loss on disposal of assets	1,604	3,008	525	956	255
Special charges (credits) (2)	673	45	174	(8,450)	3,184
Total operating expenses	1,632,341	1,576,317	1,372,093	1,144,398	926,804
Operating income	509,122	355,263	282,292	173,990	144,382
Other expense (income):
Interest expense (3)	20,382	2,747	214	1,350	24,781
Capitalized interest (4)	(11,553)	(2,747)	(214)	(1,350)	(2,890)
Interest income	(2,125)	(336)	(401)	(925)	(575)
Other expense	15	2,605	283	331	235
Total other expense (income)	6,719	2,269	(118)	(594)	21,551
Income before income taxes	502,403	352,994	282,410	174,584	122,831
Provision for income taxes	185,183	127,530	105,492	66,124	46,383
Net income	$317,220	$225,464	$176,918	$108,460	$76,448
Earnings Per Share:
Basic	$4.39	$3.10	$2.44	$1.50	$1.44
Diluted	$4.38	$3.08	$2.42	$1.49	$1.43
Weighted average shares outstanding:
Basic	72,207,725	72,738,961	72,592,765	72,385,574	53,240,898
Diluted	72,426,060	73,293,869	72,999,221	72,590,574	53,515,348

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) realized gains and losses related to fuel derivative contracts and (iii) unrealized gains and losses related to fuel derivative contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Into-plane fuel cost	$454,747	$608,033	$542,523	$471,542	$392,278
Realized losses (gains) related to fuel derivatives contracts, net	10,580	995	8,958	175	(7,436)
Unrealized losses (gains) related to fuel derivative contracts, net	(3,880)	3,881	265	46	3,204
Aircraft fuel expense	$461,447	$612,909	$551,746	$471,763	$388,046

(2)
Special charges (credits) include: (i) for 2011 amounts relating to exit facility costs associated with moving our Detroit, Michigan maintenance operations to Fort Lauderdale, Florida; (ii) termination costs in connection with the IPO during the three months ended June 30, 2011 comprised of amounts paid to Indigo Partners, LLC to terminate its professional services agreement with us and fees paid to three individual, unaffiliated holders of our subordinated notes; (iii) for 2011 and 2012, a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA) offset by costs connected with the 2012 secondary offerings; and for 2013, costs related to the 2013 secondary offering; (iv) for 2013 and 2014, $0.1 million in costs related to the DCA exit; (v) for 2015, amounts related to restructuring charges for outsourcing of ramps and passenger services.

(3)
Substantially all of the interest expense recorded in 2011 relates to notes and preferred stock held by our principal stockholders that were repaid or redeemed, or exchanged for shares of common stock, in connection with the Recapitalization in 2011 that was effected in connection with the IPO. Interest expense in 2012 and 2013 primarily relates to interest related to the TRA. Interest expense in 2014 primarily relates to interest related to the long-term debt, commitment fees and underpayment of Federal Excise Tax for fuel purchases during the period between July 1, 2009 and August 31, 2014. Interest expense in 2015 primarily relates to interest related to financing of purchasing aircraft.

(4)
Interest attributable to funds used to finance the acquisition of new aircraft, including PDPs is capitalized as an additional cost of the related asset. In 2015 capitalized interest primarily represents interest related to the financing of purchased aircraft.

The following table presents balance sheet data for the periods presented:

	As of December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$803,632	$632,784	$530,631	$416,816	$343,328
Total assets (5)	2,530,545	1,592,753	1,164,522	907,293	733,705
Long-term debt, including current portion	646,330	145,663	—	—	—
Stockholders' equity	1,225,310	1,003,075	769,117	582,535	466,706

(5)
Prior period amounts have been reclassified to conform to ASU No. 2015-17 (ASU 2015-17), "Income Taxes" issued in November 2015. For additional information, please see "Notes to Financial Statements—2. Recent Accounting Developments."

OPERATING STATISTICS

	Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Statistics (unaudited) (A)
Average aircraft	72.7	57.7	49.9	41.2	34.8
Aircraft at end of period	79	65	54	45	37
Airports served in the period (B)	57	56	56	55	50
Average daily Aircraft utilization (hours)	12.7	12.7	12.7	12.8	12.7
Average stage length (miles)	987	980	958	909	921
Block hours	337,956	267,305	231,148	192,403	161,898
Departures	128,902	102,594	90,284	78,582	65,565
Passenger flight segments (thousands)	17,921	14,294	12,414	10,423	8,518
Revenue passenger miles (RPMs) (thousands)	17,995,311	14,159,860	12,001,088	9,663,721	8,006,748
Available seat miles (ASMs) (thousands)	21,246,156	16,340,142	13,861,393	11,344,731	9,352,553
Load factor (%)	84.7	86.7	86.6	85.2	85.6
Average ticket revenue per passenger flight segment ($)	65.25	80.11	79.43	75.11	80.97
Average non-ticket revenue per passenger flight segment ($)	54.24	55.03	53.84	51.39	44.79
Total revenue per passenger segment ($)	119.49	135.14	133.27	126.50	125.76
Average yield (cents)	11.90	13.64	13.79	13.64	13.38
Total operating revenue per ASM (TRASM) (cents)	10.08	11.82	11.94	11.62	11.45
CASM (cents)	7.68	9.65	9.90	10.09	9.91
Adjusted CASM (cents) (C)	7.69	9.55	9.89	10.15	9.84
Adjusted CASM ex fuel (cents) (D)	5.50	5.88	5.91	6.00	5.72
Fuel gallons consumed (thousands)	255,008	200,498	171,931	142,991	121,030
Average economic fuel cost per gallon ($)	1.82	2.99	3.21	3.30	3.18

(A)	See “Glossary of Airline Terms” elsewhere in this annual report for definitions of terms used in this table.

(B)	Includes seasonal airports not served at the end of the period. Prior to 2013, we reported only airports served during the period with continuing operations.

(C)	Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2015		2014		2013		2012		2011
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.68		9.65		9.90		10.09		9.91
Unrealized losses (gains) related to fuel derivative contracts	$(3.9)	(0.02)	$3.9	0.02	$0.3	—	$—	—	$3.2	0.03
Loss on disposal of assets	1.6	0.01	3.0	0.02	0.5	—	1.0	0.01	0.3
Special charges (credits)	0.7	—	—	—	0.2	—	(8.5)	(0.07)	3.2	0.03
Out of period fuel excise tax	—	—	9.3	0.06	—	—	—	—	—
Adjusted CASM (cents)		7.69		9.55		9.89		10.15		9.84

(D)	Excludes aircraft fuel expense, loss on disposal of assets, and special charges.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report.

2015 Year in Review
The year 2015 marks our ninth consecutive year of profitability. In 2015, we increased our capacity by 30.0%, as we grew our fleet of Airbus single-aisle aircraft from 65 to 79 aircraft, launched service to 40 new markets and added 1 new destination: Cleveland, Ohio.
During 2015, we earned net income of $317.2 million ($4.38 per share, diluted), compared to net income of $225.5 million ($3.08 per share, diluted) in 2014. The increase in earnings was a result of our increased capacity as well as lower fuel and non-fuel unit costs, which allowed us to continue generating high profit margins.
For the year ended December 31, 2015, we achieved an operating profit margin of 23.8%, the highest in our history, on $2,141.5 million in operating revenues. Our traffic grew by 27.1% as we continued to address an underserved market with ultra-low fares. Increased competitive pressures from major domestic network carriers aggressively discounting fares led to a 12.8% decrease in passenger yields year over year. As a result of this pricing environment, TRASM in 2015 was 10.08 cents, a decrease of 14.7% compared to the prior year period. Total revenue per passenger flight segment decreased 11.6%, year over year, from $135.14 to $119.49 driven by a decrease of 18.5% in ticket revenue per passenger flight segment.
Our total non-ticket revenue increased by 23.6%, or $185.5 million, to $972.1 million in 2015. Despite the increased competitive pressures during 2015, our average non-ticket revenue per passenger flight segment remained relatively stable with a decline of only 1.4%, to $54.24. Our unbundling model provides a more stable revenue stream as demonstrated during periods of lower passenger ticket yields.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model in which we compete solely on the basis of price. Our unit operating costs continue to be among the lowest of any airline in the United States. During 2015, our adjusted CASM ex-fuel decreased by 6.5% to 5.50 cents. The decrease on a per unit basis was primarily due to a decrease in aircraft rent and in salaries, wages and benefits. The decrease in aircraft rent per ASM was driven by a change in the mix of leased and purchased aircraft. Labor expense per ASM in 2015 was lower, as compared to prior year, due to scale benefits from overall growth and the introduction of larger gauge aircraft. These decreases were partially offset by higher depreciation and amortization expense related to the depreciation of purchased aircraft.
During 2015, we took delivery of 14 new aircraft, of which 11 are financed through senior and junior long-term debt and 3 are financed through an EETC. This EETC was our first aircraft-backed bond publicly offered by the Company. As of December 31, 2015, our 79 Airbus A320-family aircraft fleet was comprised of 29 A319s, 42 A320s and 8 A321s, of which 18 are owned and 61 are financed under operating leases. As of December 31, 2015, our aircraft orders consisted of 87 A320 family aircraft with Airbus and an additional 5 direct operating leases for A320neos with a third party, scheduled for delivery from 2016 through 2021.
Operating Revenues
Our operating revenues are comprised of passenger revenues and non-ticket revenues.
Passenger Revenues. Passenger revenues consist of the base fares that customers pay for air travel.
Non-ticket Revenues. Non-ticket revenues are generated from air travel-related charges for baggage, passenger usage fee (PUF) for bookings through certain of our distribution channels, advance seat selection, itinerary changes, hotel and rental car travel packages and loyalty programs such as our FREE SPIRIT affinity credit card program and $9 Fare Club. Non-ticket revenues also include revenues derived from the sale of advertising to third parties on our website and on board our aircraft.
Substantially all of our revenues are denominated in U.S. dollars. Passenger revenues, as well as most non-ticket revenues, are recognized once the related flight departs. Accordingly, the value of tickets and portions of non-ticket revenues sold in advance of travel is included under our current liabilities as “air traffic liability,” or ATL, until the related air travel is provided. Some of our non-ticket revenues are recognized at the time the ancillary products are purchased or ancillary services are provided, such as revenues from our subscription-based $9 Fare Club, which we recognize on a straight-line basis over 12 months. Revenue generated from the FREE SPIRIT credit card affinity program are recognized in accordance with the criteria as set forth in Accounting Standards Update ASU No. 2009-13. Please see “—Critical Accounting Policies and Estimates—Frequent Flier Program.”
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
Aircraft Rent. Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the related operating leases and is recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or expected to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and lease return condition obligations which we begin to accrue when they are probable. Aircraft rent expense is net of the amortization of gains and losses on sale and leaseback transactions on our flight equipment. As of December 31, 2015, 61 of our 79 aircraft and all of our 11 spare engines are financed under operating leases.
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
Maintenance, Materials and Repairs. Maintenance, materials and repairs expense includes parts, materials, repairs and fees for repairs performed by third-party vendors directly required to maintain our fleet. It excludes direct labor cost related to our own mechanics, which is included under salaries, wages and benefits. It also excludes the amortization of heavy maintenance expenses, which we defer under the deferral method of accounting and amortize as a component of depreciation and amortization expense.
Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of fixed assets we own and leasehold improvements. It also includes the amortization of heavy maintenance expenses we defer under the deferral method of accounting for heavy maintenance events and recognize into expense on a straight-line or usage basis until the earlier of the next estimated heavy maintenance event or the remaining lease term.
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
Special Charges. Special charges include termination costs and secondary offering costs.

Other Expense (Income)
Interest Expense. Interest expense in 2015 was primarily related to the financing of purchased aircraft. For 2014, interest expense primarily represented interest related to the financing of purchased aircraft, interest related to the underpayment of prior year jet fuel FET and interest charged under the Tax Receivable Agreement (TRA). Interest expense in 2013 primarily related to interest on the TRA. For a detailed discussion of the TRA, see “Notes to the Financial Statements—17. Tax Receivable Agreement.”
Capitalized Interest. Capitalized interest represents interest cost incurred during the acquisition period of an aircraft which theoretically could have been avoided had we not made PDPs for that aircraft. The percent of interest expense capitalized is equal to the amount of interest which could have been avoided. As such, if the amount of PDPs on deposit is less than the amount of related debt on which interest is incurred, then only a percent of total incurred interest expense qualifies for capitalization. These amounts are capitalized as part of the cost of the aircraft upon delivery. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2015 primarily related to the interest incurred on long-term debt. For 2014, capitalized interest related to interest incurred on long-term debt, underpayment of prior year jet fuel FET and interest charged under the TRA. For 2013, capitalized interest related to interest incurred in connection with payments owed under the TRA.
Interest Income. For 2015, interest income was related to interest earned on funds required to be held in escrow in accordance with the terms of our EETC. For a detailed discussion of the EETC, see “Notes to the Financial Statements—9. Debt and Other Obligations.”
Other Expense. For 2014, other expense included $1.4 million related to the tax receivable settlement amount in excess of the amount previously accrued for. In addition, for 2014, other expense included a charitable contribution of $1.0 million that is specifically creditable against current income tax in the State of Florida, as allowed under state law.
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
During 2013, we filed an amended 2009 income tax return which resulted in a reduction to the estimated TRA liability from $8.0 million to $5.6 million. On September 13, 2013, we filed our 2012 federal income tax return, and on October 14, 2013, we submitted a Tax Benefit Schedule to the Stockholder Representatives. On November 27, 2013, pursuant to the TRA, we received an objection notice to the Tax Benefit Schedule from the Stockholder Representatives. On April 7, 2014, we received a demand for arbitration from the Stockholder Representatives. Prior to commencing arbitration proceedings, on June 17, 2014, we and Stockholder Representatives agreed on a settlement amount of $7.0 million in addition to interest of $0.3 million. The agreed upon settlement was in excess of the outstanding liability of $5.6 million at the time of settlement. The excess payment of $1.4 million was recorded within other expense in the statement of operations and recorded as cash from operations in the statement of cash flows. We have made all payments in accordance with the agreed upon settlement terms and have no outstanding obligations related to the TRA.

Trends and Uncertainties Affecting Our Business
We believe our operating and business performance is driven by various factors affecting airlines and their markets, trends affecting the broader travel industry and trends affecting the specific markets and customer base that we target. The following key factors may affect our future performance.
Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record, reputation, code-sharing relationships, frequent flier programs and redemption opportunities. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flier initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize unit revenue. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell.
In 2015, the airline industry saw greater and more persistent price discounting than in the preceding several years. A major reason enabling price discounting was the sharp decline in petroleum prices on world markets during the last couple years, which increased airline profitability and more than offset general increases in non-fuel costs. In addition, significant airline capacity increases in certain major cities - such as Dallas and Chicago - exerted strong downward price pressure in those markets. Finally, beginning in mid-2015 network carriers began seeking to match low-cost carrier and ULCC pricing on portions of their marginal unsold capacity, particularly in their key hub markets.
Absent significant increases in fuel prices and more constrained capacity, we expect the discounting trend to continue for the foreseeable future. Moreover, the network carriers have developed, or are in process of developing, a fare-class pricing approach, in which a portion of available seats may be sold at or near ULCC prices, but without most product features available to their passengers paying at higher fare levels on the same flight. Broad fare discounting can have the effect of diluting the profitability of revenues of network carriers, which have units costs significantly above those of ULCCs, but the fare-class approach may allow network carriers to continue offering a competitive price to ULCCs on some flights or routes, while maintaining higher pricing to their traditional constituencies of business and more affluent travelers.
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
Aircraft Fuel. Fuel costs represent the single largest operating expense for most airlines, including ours. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our derivatives, from time to time, generally may consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options can be used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2015, we had no outstanding jet fuel derivatives. As of December 31, 2015, we purchased all of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
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
We have four union-represented employee groups comprising approximately 73% of our employees at December 31, 2015. Our pilots are represented by the Airline Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our flight dispatchers are represented by the Transport Workers Union of America, or TWU, and our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. In June 2010, we experienced a five-day strike by our pilots, which caused us to shut down our flight operations. The strike ended as a result of our reaching a tentative agreement under a Return to Work Agreement and a full flight schedule was resumed on June 18, 2010. On August 1, 2010, we entered into a five-year collective bargaining agreement with our pilots. In August 2015, our CBA with our pilots became amendable and we are currently in discussions with ALPA regarding a new contract. In August 2013, we entered into a five-year agreement with our flight dispatchers. In August 2014, with the help of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On October 1, 2014, we were notified that the flight attendants voted to not ratify the tentative agreement. We will continue to work together with the AFA-CWA and the NMB with a goal of reaching a mutually beneficial agreement. On July 8, 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms, and we are in the process of negotiating a final collective bargaining agreement with the IAMAW. We believe the five-year term of our CBAs is valuable in providing stability to our labor costs and provide us with competitive labor costs compared to other U.S.-based low-cost carriers. If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions or stoppages, such as the strike by our pilots in June 2010. A strike or other significant labor dispute with our unionized employees is likely to adversely affect our ability to conduct business. Any agreement we do reach could increase our labor and related expenses.
In 2010, the Patient Protection and Affordable Care Act was passed into law. While much of the cost of the healthcare legislation enacted will occur after 2015 due to provisions of the legislation being delayed and phased in over time, we expect changes to our healthcare cost structure could potentially increase our operating costs, with healthcare costs increasing at a higher rate than our employee headcount.
Maintenance Expense. Maintenance expense grew through 2015, 2014 and 2013 mainly as a result of a growing fleet and the gradual increase of required maintenance for the older aircraft in our fleet. As the fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the interval between heavy maintenance events, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time. However, we believe, based on our scheduled maintenance events, maintenance expense and maintenance-related amortization expense in 2016 will be approximately $164 million. In addition, we expect to capitalize $92 million of costs for heavy maintenance during 2016.

As a result of a significant portion of our fleet being acquired over a relatively short period of time, heavy maintenance scheduled on each of our planes will occur at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations across our current fleet around the same time. These more significant maintenance activities will result in out-of-service periods during which our aircraft will be dedicated to maintenance activities and unavailable to fly revenue service. When accounting for maintenance expense under the deferral method, heavy maintenance is amortized over the shorter of either the remaining lease term or the next estimated heavy maintenance event. As a result, deferred maintenance events occurring closer to the end of the lease term will generally have shorter amortization periods than those occurring earlier in the lease term. This will create higher depreciation and amortization expense specific to any aircraft related to heavy maintenance during the final years of the lease as compared to earlier periods. Please see “— Critical Accounting Policies and Estimates-Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization.”
Maintenance Reserve Obligations. The terms of some of our aircraft lease agreements require us to post deposits for future maintenance, also known as maintenance reserves, to the lessor in advance of and as collateral for the performance of major maintenance events, resulting in our recording significant prepaid deposits on our balance sheet. As a result, the cash costs of scheduled major maintenance events are paid in advance of the recognition of the maintenance event in our results of operations. Please see “—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization” and “—Maintenance Reserves.”
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
Critical accounting policies are defined as those policies that reflect significant judgments or estimates about matters both inherently uncertain and material to our financial condition or results of operations.
Revenue Recognition. Revenues from tickets sold are initially deferred as ATL. Passenger revenues are recognized when transportation is provided. An unused non-refundable ticket expires at the date of scheduled travel and is recognized as revenue for the expired ticket value at the date of scheduled travel.
Our most significant non-ticket revenues include revenues generated from air travel-related services paid for baggage, passenger usage fees, advance seat selection, itinerary changes, and loyalty programs. The majority of our non-ticket revenues are recognized once the related flight departs. Some of our non-ticket revenues, such as those related to itinerary changes, are recognized at the time products are purchased or services are provided. These revenues also include commissions from the sales of hotel rooms, trip insurance and rental cars recognized at the time the service is rendered. Non-ticket revenues also include revenues from our subscription-based $9 Fare Club, recognized on a straight-line basis over 12 months.
Customers may elect to change their itinerary prior to the date of departure. A service charge is assessed and recognized on the date the change is initiated and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. The amount remaining after deducting the service charge is called a credit shell which expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and our other service offerings. The amount of credits expected to expire unused is recognized as revenue upon issuance of the credit and is estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment.
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
Under our affinity card program, funds received for the marketing of a co-branded Spirit credit card and delivery of award miles are accounted for as a multiple-deliverable arrangement. At the inception of the arrangement, we evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting. We determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. At inception of the arrangement, we established the estimated selling price for all deliverables that qualified for separation, as arrangement consideration should be allocated based on relative selling price. The manner in which the selling price was established was based on the applicable hierarchy of evidence. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable's relative selling price. In considering the hierarchy of evidence, we first determined whether vendor-specific objective evidence of selling price or third-party evidence of selling price existed. We determined that neither vendor-specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of our program. As such, we developed our best estimate of the selling price for all deliverables. For the selling price of travel, we considered a number of entity-specific factors including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions, fees to redeem miles and other charges. For licensing of brand and access to member lists, we considered both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace/industry, brand power, market royalty rates and size of customer base. For the advertising and marketing element, we considered market-specific factors and entity-specific factors including, our internal costs (and fluctuations of costs) of providing services, volume of marketing efforts and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided which is currently estimated at 14 months. We used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. For additional information, please see “Notes to Financial Statements—1. Summary of Significant Accounting Policies—Frequent Flier Program”.
Accounting for property and equipment. Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of operating property and equipment is computed using the straight-line method applied to each unit of property. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed using our incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation and amortization expense. In accounting for property and equipment, we must make estimates about the expected useful lives of the assets, the expected residual values of the assets, and the potential for impairment based on the fair value of the assets and their future expected cash flows.
The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Aircraft	25 years
Spare rotables and flight assemblies	7 to 15 years
Other equipment and vehicles	5 to 7 years
Internal use software	3 to 10 years
Capital lease	Lease term
Leasehold improvements	Lesser of lease term or estimated useful life of the improvement
As of December 31, 2015, we had 18 aircraft capitalized within flight equipment with depreciable lives of 25 years and 61 aircraft financed through operating leases with terms of 3 to 15 years. All spare engines are financed through operating leases with terms of 7 to 12 years. Residual values for aircraft, major spare rotable parts, avionics and assemblies are estimated to be 10%.
We record impairment charges on long-lived assets used in operations when events and circumstances indicate the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. In making these determinations, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations, and estimated salvage values.
Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization. We account for heavy maintenance under the deferral method. Under the deferral method the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense over the earlier of the next estimated heavy maintenance event or the remaining lease term or useful life of the aircraft. Management expects that heavy maintenance events occurring closer to the end of the lease term will be amortized over the remaining lease term rather than over the next estimated heavy maintenance event. Amortization of engine and aircraft overhaul costs was $43.1 million, $35.8 million and $23.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. If heavy maintenance costs were amortized within maintenance, material and repairs expense in the statement of operations, our maintenance, material and repairs expense would have been

$123.6 million, $109.8 million and $83.8 million for the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014 and 2013, we capitalized $9.1 million, $33.6 million and $70.8 million of costs for heavy maintenance, respectively. The timing of the next heavy maintenance event is estimated based on assumptions including estimated usage, FAA-mandated maintenance intervals, current condition of the related component, the age of the related component and average removal times as suggested by the manufacturer. These assumptions may change based on changes in our utilization of our aircraft, changes in government regulations and suggested manufacturer maintenance intervals. In addition, these assumptions can be affected by unplanned incidents that could damage an airframe, engine or major component to a level that would require a heavy maintenance event prior to a scheduled maintenance event. To the extent the estimated timing of the next maintenance event is extended or shortened, the related amortization period would be lengthened or shortened, resulting in higher amortization expense over a shorter period or lower amortization expense over a longer period, respectively. Heavy maintenance events include 6-year and 12-year airframe checks, engine overhauls, LLP replacement and overhauls to major components. Certain maintenance functions are outsourced under contracts that require payment based on a performance measure such as flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are accrued based on contractual payment terms. Routine cost for maintaining the airframes and engines and line maintenance are charged to maintenance, materials and repairs expense as performed.
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
At lease inception and at each balance sheet date, we assess whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits. Maintenance deposits expected to be recovered from lessors are reflected as aircraft maintenance deposits in the accompanying balance sheets. We make certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the cost of future maintenance events and the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor. When it is not probable we will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. We expensed $2.3 million, $1.6 million and $1.9 million of paid maintenance reserves as supplemental rent during 2015, 2014 and 2013, respectively.
As of December 31, 2015 and 2014, we had aircraft maintenance deposits of $279.9 million and $250.0 million, respectively, on our balance sheets. We have concluded that these aircraft maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
The master lease agreements also provide that most maintenance reserves held by the lessor at the expiration of the lease are nonrefundable to us and will be retained by the lessor. Consequently, we have determined that any usage-based maintenance reserve payments after the last major maintenance event are not substantively related to the maintenance of the leased asset and therefore are accounted for as contingent rent. Contingent rent is recorded at the time a non-refundable maintenance reserve payment is made that has been substantively determined to be contingent rent. Accordingly, management expects to incur contingent rent after the last major maintenance events resulting in higher rent expense in the final years of applicable leases. Maintenance reserves held by lessors that are refundable to us at the expiration of the lease are accounted for as aircraft maintenance deposits on the balance sheet when they are paid.
Leased Aircraft Return Costs. Our aircraft lease agreements often contain provisions that require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft including costs incurred to repair the airframe and engines to the required condition as stipulated by the lease. Lease return costs could include, but are not limited to redelivery cost, redelivery crew cost, fuel, final inspections, reconfiguration of the cabin, repairs to the airframe, painting, overhaul of engines, replacement of components and checks. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. Incurrence of lease return costs becomes probable and the amount of those costs can typically be estimated near the end of the lease term (that is, after the aircraft has completed its last maintenance cycle prior to being returned). When determining probability and estimated cost, there are various factors which need to be considered such as current condition of the aircraft, the age of the aircraft at lease expiration, number of hours run on the engines, number of cycles run on the airframe, projected number of hours run on the engine at the time of return, number of projected cycles run on the airframe at the time of return, the extent of repairs needed if any at return, return locations, current configuration of the aircraft, current paint of the aircraft, estimated escalation of cost of repairs and materials at the time of return, current flight hour agreement rates and future flight hour agreement rates. In addition, typically near the lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. When costs become both probable and estimable, they are accrued on a straight-line basis as contingent rent, a component of supplemental rent, through the remaining lease term. Management expects return costs to be estimable near the end of the lease term, as such, contingent rent for related aircraft will be higher near the end of the lease term.
Results of Operations
In 2015, we generated operating revenues of $2,141.5 million and operating income of $509.1 million resulting in a record 23.8% operating margin and net earnings of $317.2 million. In 2014, we generated operating revenues of $1,931.6 million and operating income of $355.3 million resulting in an 18.4% operating margin and net earnings of $225.5 million. Operating revenues increased year over year mainly as a result of a 27.1% increase in traffic. Increased operations resulted in higher operating expenses across the board which were mostly offset with a significant decrease in fuel costs due to lower fuel cost per gallon.
As of December 31, 2015, our cash and cash equivalents grew to $803.6 million, an increase of $170.8 million compared to the prior year, mainly driven by cash from our operating activities offset by cash used to fund PDPs, capital expenditures and repurchases of common stock.
Operating Revenues

	Year Ended 2015	% change 2015 versus 2014	Year Ended 2014	% change 2014 versus 2013	Year Ended 2013
Passenger (thousands)	$1,169,338	2.1%	$1,144,972	16.1%	$986,018
Non-ticket (thousands)	972,125	23.6%	786,608	17.7%	668,367
Total operating revenue (thousands)	$2,141,463	10.9%	$1,931,580	16.8%	$1,654,385
Total operating revenue per ASM (TRASM) (cents)	10.08	(14.7)%	11.82	(1.0)%	11.94
Average ticket revenue per passenger flight segment	$65.25	(18.5)%	$80.11	0.9%	$79.43
Average non-ticket revenue per passenger flight segment	54.24	(1.4)%	55.03	2.2%	53.84
Total revenue per passenger flight segment	$119.49	(11.6)%	$135.14	1.4%	$133.27

2015 compared to 2014
Operating revenues increased by $209.9 million, or 10.9%, to $2,141.5 million in 2015 compared to 2014, primarily due to an increase in traffic of 27.1%, partially offset by a decrease in average yield of 12.8% to 11.90 cents. The decrease in average yield resulted from increased competitive pressures from major domestic network carriers aggressively discounting fare prices.
TRASM for 2015 was 10.08 cents, a decrease of 14.7% compared to 2014, as a result of lower operating yields on relatively stable load factors. Total revenue per passenger flight segment decreased 11.6% from $135.14 in 2014 to $119.49 in 2015. The year-over-year decrease in total revenue per passenger flight segment was driven by a decrease of 18.5% in ticket revenue per passenger flight segment, resulting from the increased competitive pressures noted during the period.

During 2015, our average non-ticket revenue per passenger flight segment remained relatively stable, declining by 1.4%, or $0.79, to $54.24, despite the increased competitive pressures. Our unbundling model provides a more stable revenue stream as demonstrated during periods of lower passenger ticket yields. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to lower bag revenue and the outsourcing of our onboard catering to a third-party provider. The outsourcing of onboard catering resulted in improved operating margins. These declines, contributing to the decrease in non-ticket revenue, were partially offset by higher per segment convenience charges compared to the same period last year.

2014 compared to 2013
Operating revenues increased by $277.2 million, or 16.8%, to $1,931.6 million in 2014 compared to 2013, primarily due to an increase in traffic of 18.0%, offset slightly by a decrease in average yield of 1.1% to 13.64 cents.
Our results for 2014 were driven by a capacity increase of 17.9% compared to 2013, while maintaining a high load factor of 86.7%. TRASM for 2014 was 11.82 cents, a decrease of 1.0% compared to 2013, as a result of lower operating yields on relatively stable load factors. Total revenue per passenger flight segment increased 1.4% from $133.27 in 2013 to $135.14 in 2014. The year-over-year increase in total revenue per passenger flight segment is due to higher non-ticket revenue per passenger flight segment offset by lower ticket revenue per passenger flight segment.
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
Operating Expenses
Since adopting our ULCC model, we have continuously sought to reduce our unit operating costs and have created one of the industry's lowest cost structures in the United States. The table below presents our operating expenses, as a percentage of operating revenue for the last three years, as well as unit operating costs (CASM).

	Year Ended December 31,
	2015			2014			2013
	% of Revenue	CASM		% of Revenue	CASM		% of Revenue	CASM
Operating revenue	100.0%			100.0%			100.0%
Operating expenses:
Aircraft fuel (1)	21.5%	2.17	¢	31.7%	3.75	¢	33.4%	3.98	¢
Salaries, wages and benefits	17.7	1.78		16.3	1.92		15.8	1.89
Aircraft rent	9.9	1.00		10.1	1.20		10.3	1.22
Landing fees and other rentals	6.1	0.62		5.4	0.64		5.1	0.60
Distribution	4.0	0.41		3.9	0.46		4.1	0.49
Maintenance, materials and repairs	3.8	0.38		3.8	0.45		3.6	0.43
Depreciation and amortization	3.5	0.35		2.4	0.29		1.9	0.23
Other operating expenses	9.7	0.97		7.7	0.92		8.7	1.04
Loss on disposal of assets	0.1	0.01		0.2	0.02		—	—
Special charges	—	—		—	—		—	—
Total operating expense	76.2%			81.6%			82.9%
CASM		7.68	¢		9.65	¢		9.90	¢
Adjusted CASM (2)		7.69			9.55			9.89
Adjusted CASM ex fuel (3)		5.50			5.88			5.91

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) realized gains and losses related to fuel derivative contracts and (iii) unrealized gains and losses related to fuel derivative contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Into-plane fuel cost	$454,747	$608,033	$542,523
Realized losses (gains) related to fuel derivative contracts, net	10,580	995	8,958
Unrealized losses (gains) related to fuel derivative contracts, net	(3,880)	3,881	265
Aircraft fuel	$461,447	$612,909	$551,746

(2)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2015		2014		2013
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.68		9.65		9.90
Unrealized losses (gains) related to fuel derivative contracts	$(3.9)	(0.02)	$3.9	0.02	$0.3	—
Loss on disposal of assets	1.6	0.01	3.0	0.02	0.5	—
Special charges	0.7	—	—	—	0.2	—
Out of period fuel excise tax	—	—	9.3	0.06	—	—
Adjusted CASM (cents)		7.69		9.55		9.89

(3)	Excludes aircraft fuel expense, loss on disposal of assets, and special charges.

2015 compared to 2014
Operating expense increased by $56.0 million, or 3.6%, in 2015 primarily due to our 30.0% growth in capacity which drove increases in operating expenses offset almost entirely by a significant decrease in fuel cost per gallon.
Our adjusted CASM ex fuel for 2015 decreased by 6.5% as compared to 2014. The decrease on a per-ASM basis was primarily due to a decrease in aircraft rent and labor costs. The decrease in our aircraft rent per ASM is related to the recent purchase of aircraft with lower ownership costs recorded under depreciation and amortization versus leased aircraft recorded under aircraft rent. This decrease in aircraft rent was partially offset by higher depreciation and amortization expense related to the depreciation of our recently purchased aircraft. Labor costs per ASM are lower in 2015, as compared to the prior period, primarily due to scale benefits from overall growth as well as from larger gauge aircraft.
Aircraft fuel expenses includes both into-plane expense (as defined below) and realized and unrealized net gains or losses from fuel derivatives. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any fuel derivative instruments during 2015, 2014 or 2013 and, as a result, changes in the fair value of these fuel derivative contracts are recorded each period as a component of aircraft fuel expense.
During the third quarter of 2014, we became aware of an underpayment of Federal Excise Tax (FET) for fuel purchases during the period between July 1, 2009 and August 31, 2014. An out of period jet fuel FET amount of $9.3 million is recorded within aircraft fuel in the statement of operations for the year ended December 31, 2014.
Aircraft fuel expense, our largest operating cost as a percentage of operating expenses, decreased by 24.7% from $612.9 million in 2014 to $461.4 million in 2015. The decrease was primarily due to a 39.1% decrease in fuel prices per gallon, partially offset by a 27.2% increase in fuel gallons consumed.

The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2015	2014
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	255,008	200,498	27.2%
Into-plane fuel cost per gallon	$1.78	$3.03	(41.3)%
Into-plane fuel expense	$454,747	$608,033	(25.2)%
Realized losses (gains) related to fuel derivative contracts, net	10,580	995	NM
Unrealized losses (gains) related to fuel derivative contracts, net	(3,880)	3,881	NM
Aircraft fuel expense (per statement of operations)	$461,447	$612,909	(24.7)%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 41.3% was primarily a result of a decrease in jet fuel prices.
In 2015, we recognized $10.6 million of realized loss related to fuel derivatives consisting of $11.2 million of premiums paid for fuel options that expired during the twelve months ended December 31, 2015 offset by $0.6 million of cash received from fuel options that settled during the period. In 2014, total realized loss related to fuel derivatives was $1.0 million which represents premiums paid for fuel options that expired during the twelve months ended December 31, 2014. There was no cash received from fuel options that settled during 2014. During the twelve months ended December 31, 2015 and December 31, 2014, we paid $2.5 million and $9.7 million, respectively, in premiums to acquire fuel options. We had unrealized gains of $3.9 million and unrealized losses of $3.9 million related to mark to market adjustments in the fair value of our outstanding fuel derivatives during the twelve months ended December 31, 2015 and December 31, 2014, respectively.
We track economic fuel expense, which we believe is the best measure of the effect fuel prices are currently having on our business, because it most closely approximates the net cash outflow associated with purchasing fuel used for our operations during the period. We define economic fuel expense as into-plane fuel expense and realized gains or losses on derivative contracts. The key difference between aircraft fuel expense, as recorded in our statement of operations, and economic fuel expense is unrealized mark-to-market changes in the value of aircraft fuel derivatives outstanding. In addition, in our calculation for economic fuel price for the prior year, we are excluding the out of period additional jet fuel FET amount of $9.3 million expensed in the third quarter of 2014. Many industry analysts evaluate airline results using economic fuel expense and it is used in our internal management reporting.
The elements of the changes in economic fuel expense are illustrated in the following table:

	Year Ended December 31,
	2015	2014
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$454,747	$608,033	(25.2)%
Realized (gains) and losses related to fuel derivative contracts, net	10,580	995	NM
Out of period fuel federal excise tax	—	(9,278)	NM
Economic fuel expense	$465,327	$599,750	(22.4)%
Fuel gallons consumed	255,008	200,498	27.2%
Economic fuel cost per gallon	$1.82	$2.99	(39.1)%

Fuel gallons consumed increased 27.2% as a result of increased operations, as evidenced by a 26.4% increase in block hours.

Labor costs in 2015 increased by $64.2 million, or 20.5%, compared to 2014, due mainly to a 27.9% increase in our pilot and flight attendant workforce required to operate the 14 new aircraft deliveries in 2015, offset slightly by a decrease in bonus expense due to a failure to achieve bonus targets in 2015. On a per-ASM basis, labor costs decreased primarily due to scale benefits from overall growth and lower bonus expense on both a dollar and per ASM basis, offset slightly by rising health care costs which rose more than our capacity growth during the year.
During 2015, aircraft rent increased $15.7 million, or 8.0%, compared to 2014. This increase was primarily driven by a full year's rent of the seven leased aircraft delivered throughout 2014. We did not take delivery of any leased aircraft during 2015. On a per-ASM basis, aircraft rent expense decreased due to a change in composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have purchased and taken delivery of 14 aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as a result of these purchases.

Landing fees and other rents for 2015 increased by $26.0 million, or 24.7%, compared to 2014 driven by increased flight volume. On a per-ASM basis, landing fees and other rents decreased slightly, year over year, primarily due to scale benefits from increased volume at our airports.
The increase in distribution expense of $11.8 million, or 15.7%, in 2015 compared to 2014 was primarily due to increased sales volume. On a per-ASM basis, distribution expense decreased primarily due to a decrease in credit card fees resulting from a renegotiation with our primary credit card processor in late 2014 and a slight shift of sales from third-party travel agents to our website.
The following table shows our distribution channel usage:

	Year Ended December 31,
	2015	2014	Change
Website	63.5%	61.1%	2.4
Third-party travel agents	32.0	34.4	(2.4)
Call center	4.5	4.5	—
Maintenance, materials and repair costs increased by $6.5 million, or 8.8%, in 2015, as compared to 2014 . The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, our growth outpaced the increase in maintenance costs during the period, as compared to the prior year period. In addition, the timing and mix of maintenance events resulted in lower cost events in the current year period as compared to the prior year period. On a per-unit basis, maintenance expense decreased due to the purchase of $13.0 million in rotable inventory that was made in the third quarter of 2014 to support our aircraft fleet. The expense for these rotables is recorded under depreciation and amortization expense instead of maintenance expense as in the prior year period when the rotables were leased from a third party. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Depreciation and amortization increased by $26.9 million, or 57.3%, compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to depreciation expense resulting from the purchase of 14 aircraft made during 2015.
Other operating expenses in 2015 increased by $57.2 million, or 38.2%, compared to 2014, primarily due to an increase in departures of 25.6%, our overall growth and an increase in passenger re-accommodation expense year over year. On a per-ASM basis, our other operating expenses increased primarily due to higher passenger re-accommodation expense. Re-accommodation expense was driven by an increased number of flight cancellations, as compared to the same period last year. For example, during the second quarter of 2015, we experienced consecutive storm systems in Dallas, Chicago, New York, and Detroit followed by Tropical Storm Bill that sat over Houston before moving north to Dallas. The timing and location of these storm systems produced a domino effect on our operations resulting in over 500 flight cancellations and numerous flight delays. Our travel and lodging expense was also higher, as compared to the prior year period, due to increased operations, the training of new pilots and flight attendants, and higher average lodging rates.

2014 compared to 2013
Operating expense increased by $204.2 million, or 14.9%, in 2014 primarily due to our 17.9% growth in capacity as well as higher amortization of heavy maintenance events on our aircraft.
Our adjusted CASM ex fuel for 2014 decreased by 0.5% as compared to 2013. The decrease was primarily due to lower passenger re-accommodation expense year over year, due to better operational performance during 2014, as compared to 2013. In addition, on a per-ASM basis, distribution expense decreased, primarily due to a $2.9 million settlement gain received in 2014, and aircraft rent expense decreased due to reduced rent expense related to 14 A319 aircraft for which lease extensions with reduced rates were negotiated with the lessor at the end of the second quarter of 2013, providing for a full year of benefit in 2014 versus 7 months of benefit in 2013. These decreases were partially offset by an increase in depreciation and amortization expense, landing fees and other rents expense, salaries, wages and benefits expense, and maintenance, materials and repairs expense per ASM.
Aircraft fuel expense increased by 11.1% from $551.7 million in 2013 to $612.9 million in 2014. The increase was primarily due to a 16.6% increase in fuel gallons consumed as well as an additional $9.3 million recorded in the third quarter of 2014 for unpaid jet fuel FET related to prior years, partially offset by a 6.9% decrease in fuel prices per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2014	2013
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	200,498	171,931	16.6%
Into-plane fuel cost per gallon	$3.03	$3.16	(4.1)%
Into-plane fuel expense	$608,033	$542,523	12.1%
Realized losses (gains) related to fuel derivative contracts, net	995	8,958	NM
Unrealized losses (gains) related to fuel derivative contracts, net	3,881	265	NM
Aircraft fuel expense (per statement of operations)	$612,909	$551,746	11.1%
The into-plane fuel cost per gallon decrease of 4.1% was primarily a result of a decrease in jet fuel prices partially offset by an additional $9.3 million for prior year unpaid jet fuel FET recorded in the third quarter of 2014.
The elements of the changes in economic fuel expense are illustrated in the following table:

	Year Ended December 31,
	2014	2013
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$608,033	$542,523	12.1%
Realized (gains) and losses related to fuel derivative contracts, net	995	8,958	NM
Out of period fuel federal excise tax	(9,278)	—	NM
Economic fuel expense	$599,750	$551,481	8.8%
Fuel gallons consumed	200,498	171,931	16.6%
Economic fuel cost per gallon	$2.99	$3.21	(6.9)%
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
Maintenance, materials and repair costs increased by $13.8 million, or 23.0%, in 2014, as compared to 2013. The increase in maintenance costs was primarily due to the aging of our fleet, which requires more comprehensive work during routine scheduled maintenance, as well as the timing of the mix of maintenance checks performed during 2014 as compared to 2013. In addition, during the third quarter of 2014, we recorded $2.3 million of expense in connection with an engine failure incident that occurred in 2013. For a detailed discussion of the engine expense, please see “Notes to the Financial Statements—1. Summary of Significant Accounting Policies.”. In addition, the increase in maintenance costs on a dollar basis and per unit basis resulted from an increase in both the number and cost of scheduled maintenance events during the year ended December 31, 2014, as compared to the prior year. We expect maintenance expense to increase significantly as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
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

Other (income) expense, net
2015 compared to 2014
Other (income) expense, net increased from $2.3 million in 2014 to $6.7 million in 2015. This increase was primarily driven by an increase in interest expense of $17.6 million, which primarily represented interest related to the financing of purchased aircraft, offset by an increase in the capitalization of interest of $8.8 million. Additionally, interest income increased by $1.8 million, year over year, as we earned interest income on funds required to be held in escrow in accordance with the terms of our EETC. See “Notes to the Financial Statements—9. Debt and Other Obligations” for additional information.
2014 compared to 2013
Other (income) expense, net decreased from $(0.1) million in 2013 to $2.3 million in 2014. The decrease was primarily driven by a $7.0 million payment made to the Stockholder Representatives in accordance with the TRA of which $1.4 million was in excess of the amount previously accrued and was recorded within other (income) expense in the statement of operations. See “Notes to the Financial Statements—17. Tax Receivable Agreement” for additional information. In addition, we made a charitable contribution of $1.0 million that is specifically creditable against current income tax in the State of Florida, as allowed under state law, and recorded within other expense in the statements of operations.

Income Taxes
In 2015, our effective tax rate was 36.9% compared to 36.1% in 2014 and 37.4% in 2013. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except share and per share amounts)
Total operating revenue	$437,987	$499,337	$519,769	$474,487	$493,355	$553,421	$574,841	$519,846
Passenger	253,878	302,487	317,038	271,569	273,466	308,573	319,812	267,487
Non-ticket	184,109	196,850	202,731	202,918	219,889	244,848	255,029	252,359
Operating income	59,953	105,144	100,191	89,975	109,251	122,315	157,219	120,337
Net income	$37,706	$64,849	$67,000	$55,909	$69,002	$76,704	$97,114	$74,400
Earnings Per Share:
Basic	$0.52	$0.89	$0.92	$0.77	$0.94	$1.06	$1.35	$1.04
Diluted	$0.51	$0.88	$0.91	$0.76	$0.94	$1.05	$1.35	$1.04
Weighted average shares outstanding:
Basic	72,684,495	72,739,861	72,754,697	72,775,619	73,053,535	72,518,019	71,737,697	71,543,409
Diluted	73,254,445	73,293,761	73,302,563	73,323,536	73,369,684	72,800,861	71,883,697	71,671,758

	Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Other operating statistics
Aircraft at end of period	56	57	58	65	70	73	76	79
Airports served (1)	53	54	55	53	55	57	56	53
Average daily Aircraft utilization (hours)	12.8	12.8	12.7	12.5	12.7	12.9	12.8	12.5
Average stage length (miles)	1,000	976	964	983	991	974	983	1,000
Departures	23,561	25,353	26,513	27,167	29,044	32,164	34,032	33,662
Passenger flight segments (thousands)	3,264	3,569	3,752	3,709	3,980	4,514	4,776	4,651
Revenue passenger miles (RPMs) (thousands)	3,289,287	3,506,459	3,656,842	3,707,271	4,017,559	4,481,064	4,768,692	4,727,996
Available seat miles (ASMs) (thousands)	3,784,727	4,008,507	4,174,397	4,372,511	4,729,463	5,213,299	5,597,997	5,705,398
Load factor (%)	86.9	87.5	87.6	84.8	84.9	86.0	85.2	82.9
Average ticket revenue per passenger flight segment ($)	77.79	84.75	84.50	73.21	68.71	68.35	66.96	57.52
Average non-ticket revenue per passenger flight segment ($)	56.41	55.15	54.04	54.70	55.25	54.24	53.39	54.26
Total operating revenue per ASM (TRASM) (cents)	11.57	12.46	12.45	10.85	10.43	10.62	10.27	9.11
CASM (cents)	9.99	9.83	10.05	8.79	8.12	8.27	7.46	7.00
Adjusted CASM (cents) (2)	9.98	9.80	9.80	8.69	8.06	8.33	7.45	7.03
Adjusted CASM ex fuel (cents) (3)	6.06	5.95	5.92	5.61	5.72	5.80	5.39	5.15
Fuel gallons consumed (thousands)	46,677	49,401	51,688	52,732	56,723	63,134	67,684	67,467
Average economic fuel cost per gallon ($)	3.18	3.13	3.13	2.56	1.95	2.08	1.71	1.57

(1) Includes seasonal airports not served at the end of the period.
(2) Reconciliation of CASM to Adjusted CASM:

	Three Months Ended
	March 31, 2014		June 30, 2014		September 30, 2014		December 31, 2014		March 31, 2015		June 30, 2015		September 30, 2015		December 31, 2015
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		9.99		9.83		10.05		8.79		8.12		8.27		7.46		7.00
Unrealized losses (gains) related to fuel derivative contracts	$—	—	$0.5	0.01	$0.3	0.01	$3.1	0.07	$1.7	0.04	$(3.7)	(0.07)	$0.1	—	$(2.0)	(0.03)
Loss on disposal of assets	0.2	—	0.7	0.02	0.8	0.02	1.3	0.03	0.6	0.01	0.4	0.01	0.3	0.01	0.3	0.01
Special charges	—	—	—	—	—	—	—	—	0.4	0.01	0.3	0.01	0.1	—	—	—
Out of period fuel federal excise tax	—	—	—	—	9.3	0.22	—	—	—	—	—	—	—	—	—	—
Adjusted CASM (cents)		9.98		9.80		9.80		8.69		8.06		8.33		7.45		7.03

(3) Excludes aircraft fuel expense, loss on disposal of assets, and special charges.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash provided by operations and capital from asset financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft pre-delivery deposit payments (PDPs) and maintenance reserves. Our total cash at December 31, 2015 was $803.6 million, an increase of $170.8 million from December 31, 2014.
Currently, our single largest capital need is to fund the acquisition costs of our aircraft. Aircraft are acquired through sale leaseback transactions or debt financing. In sale leaseback transactions, capital is needed to fund the initial purchase of the aircraft prior to the sale to the lessor. During 2015, we entered into one sale leaseback transaction for an engine and no aircraft sale leaseback transactions. In debt financing transactions, capital is needed to make equity investments in capital assets and payments on debt obligations (principal and interest) after the acquisition of the aircraft. In 2015, we purchased 14 aircraft through debt financing transactions and made $41.6 million in debt payment obligations (principal and interest). The debt entered into in the current year had maturity dates ranging from 2022 to 2028 and interest rates ranging from 4.0% to 6.9%. Capital resources required under debt financing transactions will generally be higher than those involving sale leaseback transactions.
PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During 2015, $48.4 million of PDPs have been returned related to delivered aircraft in the period and we paid $190.7 million in PDPs for future deliveries of aircraft and spare engines. As of December 31, 2015, we have secured financing for twelve aircraft deliveries from Airbus and for five aircraft to be leased directly from a third party, all scheduled for delivery in 2016. We do not have financing commitments in place for the remaining 75 Airbus firm aircraft orders scheduled for delivery between 2017 and 2021.

In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In 2015, we paid $59.2 million in maintenance reserves and as of December 31, 2015, we have $279.9 million ($73.4 million in aircraft maintenance deposits and $206.5 million in long-term aircraft maintenance deposits) on our balance sheet.

As of December 31, 2015, we were compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships, as of December 31, 2015 and December 31, 2014, was $250.2 million and $217.1 million, respectively.

In 2014, we agreed on a settlement amount of $7.0 million related to the TRA. This agreed upon settlement was in excess of the outstanding liability of $5.6 million at the time of settlement. The $5.6 million payment is recorded as cash used in financing activities in the statement of cash flows and the excess payment of $1.4 million is recorded within other expense in the statement operations and recorded as cash from operations in the statement of cash flows. As of December 31, 2014, we had made all payments in accordance with the agreed upon settlement terms and have no outstanding obligations related to the TRA. See “Notes to the Financial Statements—17. Tax Receivable Agreement” for additional information regarding the TRA.
Net Cash Flows Provided By Operating Activities. Operating activities in 2015 provided $473.0 million in cash compared to $260.5 million provided in 2014. The increase resulted from higher net income, larger cash collections on flights sold but not yet flown, and higher deferrals of income taxes year over year.
Operating activities in 2014 provided $260.5 million in cash compared to $195.4 million provided in 2013. The increase was primarily due to higher net income in 2014 coupled with a higher deferral of income taxes.
Net Cash Flows Used In Investing Activities. During 2015, investing activities used $701.3 million, compared to $302.4 million used in 2014. The increase was mainly due to the purchase of 14 aircraft and 1 spare engine sale leaseback transaction during 2015 and a slight increase in paid PDPs, as compared to 2014, driven by the timing of aircraft deliveries.
During 2014, investing activities used $302.4 million, compared to $90.1 million used in 2013. The increase was mainly due to the purchase of four Airbus A320s and one spare engine sale leaseback transaction during 2014 and an increase in paid PDPs as compared to 2013, driven by the timing of aircraft deliveries.
Net Cash Provided By Financing Activities. During 2015, financing activities provided $399.1 million. We received $7.3 million in proceeds from the sale of one spare engine as part of a sale and leaseback transaction, $536.8 million in connection with the debt financing of 14 aircraft, and retained $8.9 million as a result of excess tax benefits related to share-based payments. We spent $15.2 million in debt issuance costs to secure the financing on 14 aircraft purchases, spent $112.3 million to repurchase common stock and made $26.4 million in debt and capital lease payments.

During 2014, financing activities provided $144.0 million. We received $7.2 million in proceeds from the sale of one spare engine as part of a sale and leaseback transaction, $148.0 million in connection with the debt financing of four aircraft, retained $1.9 million as a result of excess tax benefits related to share-based payments and received cash as a result of exercised stock options. We spent $4.7 million in debt issuance costs to secure the financing on 4 aircraft delivered in 2014 and 11 aircraft delivered in 2015.

During 2013, financing activities provided $8.5 million. We received $6.9 million in proceeds from the sale of one spare engine as part of sale and leaseback transactions, retained $1.9 million as a result of excess tax benefits related to share-based payments and received cash as a result of exercised stock options.

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2015 and the periods in which payments are due (in millions):

	2016	2017 - 2018	2019 - 2020	2021 and beyond	Total
Long-term debt (1)	$52	$102	$109	$396	$659
Interest commitments (2)	27	50	39	63	179
Operating lease obligations	241	435	340	564	1,580
Flight equipment purchase obligations	593	1,388	1,409	812	4,202
Other (3)	20	8	—	—	28
Total future payments on contractual obligations	$933	$1,983	$1,897	$1,835	$6,648

(1)
Includes principal only associated with senior term loans due through 2027, junior term loans due through 2022 and Class A and Class B enhanced equipment trust certificates due through 2028 and 2024, respectively. See “Notes to the Financial Statements—9. Debt and Other Obligations.”

(2)	Related to senior and junior term loans and Class A and Class B enhanced equipment trust certificates only.

(3)	Primarily related to the reconfiguration of seating in 40 of our A320ceos from 178 to 182 seats.

Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are approximately $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, $4.2 million in 2019, $3.9 million in 2020 and $10.2 million in 2021 and beyond.

In August 2015, we created two separate pass-through trusts which issued $576.6 million aggregate face amount of Series 2015-1 Class A and Class B EETCs in connection with the financing of 15 aircraft to be delivered between October 2015 and December 2016. The proceeds from the issuance of EETCs were initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, will be released and used to purchase secured equipment notes to be issued as the new aircraft are delivered. As of December 31, 2015 we have taken delivery of three aircraft and the remaining twelve aircraft are scheduled to be delivered throughout 2016. Interest on the issued and outstanding equipment notes are payable semiannually on April 1 and October 1 of each year, commencing on April 1, 2016 and principal on such equipment notes is scheduled for payment on April 1 and October 1 of certain years, commencing on October 1, 2016. Interest on the issued and outstanding equipment notes accrue at a blended rate of 4.15% per annum. Issued and outstanding Series A and Series B equipment notes mature in April 2028 and April 2024, respectively.

We evaluated whether the pass-through trusts formed are variable interest entities (VIEs) required to be consolidated by the Company under applicable accounting guidance. We determined that the pass-through trusts are VIEs and that we do not have a variable interest in the pass-through trusts. As such, we are not required to consolidate these pass-through trusts.

In September 2015, we executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, we lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000 square foot hangar facility. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. We estimate we will complete the project during the third quarter of 2016. Future commitment amounts for the project are included within operating lease obligations in the table above.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft and spare engines as 61 of our 79 aircraft and all of our 11 spare engines are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2016 and 2027. Aircraft rent payments were $217.0 million and $198.7 million for 2015 and 2014, respectively. Our aircraft lease payments for 56 of our aircraft are fixed-rate obligations. Five of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturer and aircraft leasing companies. As of December 31, 2015, our firm aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320ceo	A320neo	A321ceo	A321neo	A320neo (1)	Total
2016	3		9		5	17
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	13	40	24	10	5	92
(1) We have been notified by our third-party lessor that the delivery of one or more of these A320neos may be delayed until 2017. We do not believe this delay in delivery date to be significant.
We also have four spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023.
As of December 31, 2015, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $7.3 million.
As of December 31, 2015, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $38.0 million. As of December 31, 2015, we had drawn $6.9 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2015, we did not hold any derivatives with requirements to post collateral.
As of December 31, 2015, we have $5.6 million in uncollateralized surety bonds and a $25.1 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $13.0 million had been drawn upon for issued letters of credit.

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
"FLL Airport" means the Fort Lauderdale Hollywood International Airport.
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
“NMB” means the National Mediation Board.
“Total operating revenue per ASM,” “TRASM” or “unit revenue” means operating revenue divided by ASMs.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2015, 2014 and 2013 represented approximately 28.3%, 38.9% and 40.2% of our operating expenses, respectfully. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2015 by $45.5 million.
As of December 31, 2015, we did not have any outstanding fuel derivatives. The fair value of our fuel derivative contracts as of December 31, 2014 was an asset of $4.8 million. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than the amount based upon further fluctuations in future prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on five of our aircraft. A hypothetical 10% change in interest rates in 2015 would affect total aircraft rent expense in 2016 by less than $0.1 million.
Fixed-Rate Debt. As of December 31, 2015, we had $659.3 million outstanding in fixed-rate debt related to the purchase of 12 Airbus A320 aircraft and 6 Airbus A321 aircraft, which had a fair value of $652.4 million. As of December 31, 2014, we had $148.0 million outstanding in fixed-rate debt related to the purchase of four Airbus A320 aircraft, which had a fair value of $148.1 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Operating revenues:
Passenger	$1,169,338	$1,144,972	$986,018
Non-ticket	972,125	786,608	668,367
Total operating revenues	2,141,463	1,931,580	1,654,385
Operating expenses:
Aircraft fuel	461,447	612,909	551,746
Salaries, wages and benefits	378,210	313,988	262,150
Aircraft rent	211,531	195,827	169,737
Landing fees and other rents	131,077	105,115	83,604
Distribution	86,576	74,823	67,481
Maintenance, materials and repairs	80,448	73,956	60,143
Depreciation and amortization	73,908	46,971	31,947
Other operating	206,867	149,675	144,586
Loss on disposal of assets	1,604	3,008	525
Special charges	673	45	174
Total operating expenses	1,632,341	1,576,317	1,372,093

Operating income	509,122	355,263	282,292
Other (income) expense:
Interest expense	20,382	2,747	214
Capitalized interest	(11,553)	(2,747)	(214)
Interest income	(2,125)	(336)	(401)
Other expense	15	2,605	283
Total other (income) expense	6,719	2,269	(118)

Income before income taxes	502,403	352,994	282,410
Provision for income taxes	185,183	127,530	105,492

Net income	$317,220	$225,464	$176,918
Basic earnings per share	$4.39	$3.10	$2.44
Diluted earnings per share	$4.38	$3.08	$2.42

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$317,220	$225,464	$176,918
Unrealized gain (loss) on interest rate derivative instruments, net of deferred tax expense (benefit) of ($500), ($423) and $0	(828)	(718)	—
Other comprehensive income (loss)	$(828)	$(718)	$—
Comprehensive income	$316,392	$224,746	$176,918

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Balance Sheets
(In thousands, except share data)

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$803,632	$632,784
Accounts receivable, net	28,266	22,685
Aircraft maintenance deposits	73,415	36,857
Prepaid income taxes	72,278	—
Prepaid expenses and other current assets	48,749	29,172
Total current assets	1,026,340	721,498

Property and equipment:
Flight equipment	827,282	204,462
Ground and other equipment	82,459	57,012
Less accumulated depreciation	(65,524)	(36,099)
	844,217	225,375
Deposits on flight equipment purchase contracts	286,837	242,881
Long-term aircraft maintenance deposits	206,485	213,147
Deferred heavy maintenance, net	89,127	123,108
Other long-term assets	77,539	66,744
Total assets	$2,530,545	$1,592,753

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$17,043	$13,402
Air traffic liability	216,831	188,870
Current maturities of long-term debt	49,637	10,431
Other current liabilities	182,729	152,921
Total current liabilities	466,240	365,624

Long-term debt less current maturities	596,693	135,232
Long-term deferred income taxes	221,481	66,367
Deferred gains and other long-term liabilities	20,821	22,455
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2015 and 2014, respectively; 73,402,877 and 72,907,827 issued and 71,541,788 and 72,775,685 outstanding as of December 31, 2015 and 2014, respectively	7	7
Additional paid-in-capital	544,277	526,173
Treasury stock, at cost: 1,861,089 and 132,142 shares as of December 31, 2015 and 2014, respectively	(116,182)	(3,921)
Retained earnings	798,754	481,534
Accumulated other comprehensive loss	(1,546)	(718)
Total shareholders’ equity	1,225,310	1,003,075
Total liabilities and shareholders’ equity	$2,530,545	$1,592,753
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities:
Net income	$317,220	$225,464	$176,918
Adjustments to reconcile net income to net cash provided by operations:
Unrealized (gains) losses on open derivative contracts, net	2,334	—	265
Equity-based compensation	9,222	8,797	5,689
Allowance for doubtful accounts (recoveries)	12	(45)	143
Amortization of deferred gains and losses	1,165	(185)	(558)
Depreciation and amortization	73,908	46,971	31,947
Deferred income tax expense	155,614	34,118	12,047
Loss on disposal of assets	1,604	3,008	525
Changes in operating assets and liabilities:
Accounts receivable	(5,592)	606	(461)
Aircraft maintenance deposits	(32,101)	(31,925)	(24,058)
Long-term deposits and other assets	(103,613)	(48,382)	(65,654)
Accounts payable	2,706	(10,034)	(1,674)
Air traffic liability	36,387	21,135	36,226
Other liabilities	14,119	13,731	24,235
Other	—	(2,747)	(214)
Net cash provided by operating activities	472,985	260,512	195,376
Investing activities:
Pre-delivery deposits for flight equipment, net of refunds	(142,323)	(115,802)	(70,288)
Capitalized interest	(10,159)	—	—
Purchase of property and equipment	(548,800)	(186,569)	(19,812)
Net cash used in investing activities	(701,282)	(302,371)	(90,100)
Financing activities:
Proceeds from issuance of long-term debt	536,780	148,000	—
Proceeds from stock options exercised	32	174	852
Payments on debt and capital lease obligations	(26,364)	(1,233)	—
Proceeds from sale and leaseback transactions	7,300	7,200	6,900
Payments to pre-IPO shareholders pursuant to tax receivable agreement	—	(5,643)	—
Excess tax benefits from equity-based compensation	8,850	1,871	1,927
Repurchase of common stock	(112,261)	(1,630)	(1,140)
Debt issuance costs	(15,192)	(4,727)	—
Net cash provided by financing activities	399,145	144,012	8,539
Net increase in cash and cash equivalents	170,848	102,153	113,815
Cash and cash equivalents at beginning of period	632,784	530,631	416,816
Cash and cash equivalents at end of period	$803,632	$632,784	$530,631
Supplemental disclosures
Cash payments for:
Interest (net of capitalized interest)	$7,061	$—	$—
Income taxes paid, net of refunds	$95,933	$89,104	$85,705
Non-cash transactions:
Liability and equity related to tax receivable agreement	$—	$—	$(2,336)
Capital expenditures funded by capital lease borrowings	$—	$(173)	$(3,234)
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Non- Voting Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	$6	$1	$504,527	$(1,151)	$79,152	$—	$582,535
Adjustment to liability recorded under Tax Receivable Agreement	—	—	2,336	—	—	—	2,336
Share-based compensation	—	—	5,689	—	—	—	5,689
Repurchase of common stock	—	—	—	(1,140)	—	—	(1,140)
Conversion of non-voting common stock to common stock	1	(1)					—
Proceeds from options exercised	—	—	852	—	—	—	852
Excess tax benefits from share-based compensation	—	—	1,927	—	—	—	1,927
Net income	—	—	—	—	176,918	—	176,918
Balance at December 31, 2013	$7	$—	$515,331	$(2,291)	$256,070	$—	$769,117
Share-based compensation	—	—	8,797	—	—	—	8,797
Repurchase of common stock	—	—		(1,630)	—	—	(1,630)
Proceeds from options exercised	—	—	174	—	—	—	174
Excess tax benefits from share-based compensation	—	—	1,871	—	—	—	1,871
Unrealized gain (loss) from cash flow hedges, net of tax						(718)	(718)
Net income	—	—	—	—	225,464	—	225,464
Balance at December 31, 2014	$7	$—	$526,173	$(3,921)	$481,534	$(718)	$1,003,075
Share-based compensation	—	—	9,222	—	—	—	9,222
Repurchase of common stock	—	—		(112,261)	—	—	(112,261)
Proceeds from options exercised	—	—	32	—	—	—	32
Excess tax benefits from share-based compensation	—	—	8,850	—	—	—	8,850
Unrealized gain (loss) from cash flow hedges, net of tax						(828)	(828)
Net income	—	—	—	—	317,220	—	317,220
Balance at December 31, 2015	$7	$—	$544,277	$(116,182)	$798,754	$(1,546)	$1,225,310

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
Certain prior period amounts have been reclassified to conform to the current year's presentation as a result of adoption of ASU No. 2015-03, "Interest-Imputation of Interest," and ASU No. 2015-17, "Income Taxes." See “Notes to the Financial Statements—2. Recent Accounting Developments” for additional information.
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
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets. The Company records an allowance for doubtful accounts for amounts not expected to be collected. The Company estimates the allowance based on historical write offs as well as aging trends. The allowance for doubtful accounts was immaterial as of December 31, 2015 and 2014.
In addition, the provision for doubtful accounts and write-offs for 2015, 2014 and 2013 were each immaterial.
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

Notes to Financial Statements—(Continued)

As of December 31, 2015, the Company had 18 aircraft capitalized within flight equipment with depreciable lives of 25 years and 61 aircraft financed through operating leases with lease terms from 3 to 15 years. All spare engines are financed through operating leases with lease terms from 7 to 12 years.
The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Depreciation	$30,797	$11,169	$8,340
Amortization of heavy maintenance	43,111	35,802	23,607
Total depreciation and amortization	$73,908	$46,971	$31,947
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying balance sheets, net of accumulated depreciation, was $8.8 million and $7.4 million at December 31, 2015 and 2014, respectively.
Amortization of capitalized software costs is charged to depreciation on a straight-line method basis. Amortization of capitalized software costs was $3.1 million, $3.5 million and $3.7 million for the years ended 2015, 2014 and 2013, respectively. The Company placed in service internal-use software of $4.3 million, $2.7 million and $7.0 million, during the years ended 2015, 2014 and 2013, respectively.
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
Passenger Revenue Recognition
Tickets sold are initially deferred as “air traffic liability.” Passenger revenue is recognized at time of departure when transportation is provided. All tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel.
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
The Company is also required to collect certain taxes and fees from customers on behalf of government agencies and airports and remit to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and international arrival and departure taxes. These items are collected from customers at the time they purchase their tickets, but are not included in passenger revenue. The Company records a liability upon collection from the customer and relieves the liability when payments are remitted to the applicable governmental agency or airport.

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
Affinity Card Program. During the second quarter of 2015, the Company extended its agreement with the administrator of the FREE SPIRIT affinity credit card program, which was scheduled to expire in April 2016.  The renegotiated program was extended through 2022. As part of the new agreement, the Company received a $10.7 million signing bonus that is being deferred over the contract term and has been reflected in the table below as consideration received from credit card mileage programs in 2015. This extension is considered a material change and thus at the inception of this new arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting using the criteria as set forth in ASU No. 2009-13. Under the Company's affinity card program, funds received for the marketing of a co-branded Spirit credit card and delivery of award miles are accounted for as a multiple-deliverable arrangement. At the inception of the arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting. The Company determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. Arrangement consideration was allocated based on relative selling price. At inception of the arrangement, the Company established the estimated selling price for all deliverables that qualified for separation. The manner in which the selling price was established was based on a hierarchy of evidence the Company considered. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable’s relative selling price. In considering the hierarchy of evidence, the Company first determined whether vendor specific objective evidence of selling price or third-party evidence of selling price existed. It was determined by the Company that neither vendor specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of the Company’s program. As such, the Company developed its best estimate of the selling price for all deliverables. For the award miles, the Company considered a number of entity-specific factors when developing the best estimate of the selling price including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions and other charges. For licensing of brand and access to member lists, the Company considered both market-specific factors and entity-specific factors including general profit margins realized in the marketplace/industry, brand power, market royalty rates and size of customer base. For the advertising element, the Company considered market-specific factors and entity-specific factors, including the Company’s internal costs (and fluctuations of costs) of providing services, volume of marketing efforts and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided which is estimated at 14 months. The Company used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. As of December 31, 2015, there have been no changes in either the selling price or the method or assumptions used to determine selling price for any of the identified units of accounting that would have a significant effect on the allocation of consideration.
The following table illustrates total cash proceeds received from the sale of mileage credits and the portion of such proceeds recognized in revenue immediately as marketing component:

	Consideration received from credit card mile programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2015	$58,005	$35,938
December 31, 2014	33,819	28,140
December 31, 2013	28,496	23,124
Total unrecognized revenue from future FREE SPIRIT award redemptions and the sale of mileage credits was $14.9 million and $2.8 million at December 31, 2015 and 2014, respectively. These balances are recorded as a component of air traffic liability in the accompanying balance sheets.
Non-ticket Revenue Recognition

Notes to Financial Statements—(Continued)

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
The following table summarizes the primary components of non-ticket revenue and the revenue recognition method utilized for each service or product:

		Year Ended December 31,
Non-ticket revenue	Recognition method	2015	2014	2013
		(in thousands)
Baggage	Time of departure	$381,386	$318,103	$275,958
Passenger usage fee	Time of departure	298,092	221,992	188,911
Advance seat selection	Time of departure	97,786	76,270	59,241
Service charges for changes and cancellations	When itinerary is changed	43,756	38,388	32,546
Other		151,105	131,855	111,711
Non-ticket revenue		$972,125	$786,608	$668,367
Charges for services recognized at time of departure are initially recorded as a liability, within air traffic liability, until time of departure. The passenger usage fee is charged for tickets sold through the Company’s primary sales distribution channels. The primary sales distribution channels for which passenger usage fees are charged include sales through the Company’s website, sales through the third-party provided call center and sales through travel agents; the Company does not charge a passenger usage fee for sales made at its airport ticket counters. Other non-ticket revenues include revenues from other air related charges as well as non-air related charges. Other air related charges include optional services and products provided to passengers such as on-board products, travel insurance and use of the Company’s call center or travel agents, among others. Non-air related charges primarily consist of revenues from advertising on the Company’s aircraft and website, the Company’s $9 Fare Club subscription-based membership program and the Company’s FREE SPIRIT affinity credit card program.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul and repair under the deferral method whereby the cost of heavy maintenance and major overhaul and repair is deferred and amortized until the earlier of the end of the useful life of the related asset, the end of the remaining lease term or the next scheduled heavy maintenance event.
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $43.1 million, $35.8 million and $23.6 million for the years ended 2015, 2014 and 2013, respectively. During the years ended 2015, 2014 and 2013, the Company deferred $9.1 million, $33.6 million and $70.8 million, respectively, of costs for heavy maintenance. At December 31, 2015 and 2014, the Company had deferred heavy maintenance balance of $208.1 million and $198.9 million, and accumulated heavy maintenance amortization of $118.9 million and $75.8 million, respectively.
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
The table below summarizes the extent to which the Company’s maintenance costs are rate capped due to flight hour maintenance contracts:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Flight hour-based maintenance expense	$41,818	$35,675	$30,322
Non-flight hour-based maintenance expense	38,630	38,281	29,821
Total maintenance, materials and repairs	$80,448	$73,956	$60,143
Leased Aircraft Return Costs

Notes to Financial Statements—(Continued)

The Company's aircraft lease agreements often contain provisions that require the Company to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft including costs incurred to repair the airframe and engines to the required condition as stipulated by the lease. Lease return costs could include, but are not limited to redelivery cost, redelivery crew cost, fuel, final inspections, reconfiguration of the cabin, repairs to the airframe, painting, overhaul of engines, replacement of components, and checks. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. Incurrence of lease return costs becomes probable and the amount of those costs can typically be estimated near the end of the lease term (that is, after the aircraft has completed its last maintenance cycle prior to being returned). When determining probability and estimated cost there are various other factors which need to be considered such as current condition of the aircraft, the age of the aircraft at lease expiration, number of hours run on the engines, number of cycles run on the airframe, projected number of hours run on the engine at the time of return, number of projected cycles run on the airframe at the time of return, the extent of repairs needed if any at return, return locations, current configuration of the aircraft, current paint of the aircraft, estimated escalation of cost of repairs and materials at the time of return, current flight hour agreement rates and future flight hour agreement rates. In addition, typically near the lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. When costs become both probable and estimable, they are accrued on a straight-line basis as contingent rent, a component of supplemental rent, through the remaining lease term. Management expects return costs to be estimable near the end of the lease term, as such, contingent rent for related aircraft will be higher near the end of the lease term.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated “into-plane” costs, taxes, and oil, and realized and unrealized gains and losses associated with fuel derivative contracts.
Derivative Instruments
The Company accounts for derivative financial instruments at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. During the third quarter of 2015, the Company settled six forward interest rate swaps having a total notional amount of $120 million. These interest rate swaps fixed the benchmark interest rate component of interest payments on the debt related to three Airbus A321 aircraft, which the Company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps were designated as cash flow hedges. The Company accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument.
For the years ended 2015, 2014 and 2013, the Company did not hold fuel derivative instruments that were designated as cash flow hedges for accounting purposes. As a result, changes in the fair value of such fuel derivative contracts were recorded within aircraft fuel expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of unsettled derivative instruments at the end of each period. See “Notes to the Financial Statements—11. Financial Instruments and Risk Management” for additional information.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $3.5 million, $3.0 million and $2.1 million for the years ended 2015, 2014 and 2013, respectively, were recorded within distribution expense in the statement of operations.
Income Taxes
The Company accounts for income taxes using the liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2015 and 2014, the Company had no valuation allowance recorded against any deferred tax assets.
Stock-Based Compensation

Notes to Financial Statements—(Continued)

The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. The Company has issued and outstanding restricted stock awards, stock option awards and performance share awards. Restricted stock awards are valued at the fair value of the shares on the date of grant. To the extent a market price was not available, the fair value of stock awards was estimated using a discounted cash flow analysis based on management’s estimates of revenue, driven by assumed market growth rates and estimated costs as well as appropriate discount rates. These estimates are consistent with the plans and estimates that management uses to manage the Company’s business. The fair value of share option awards is estimated on the date of grant using the Black-Scholes valuation model. The fair value of performance share awards is estimated through the use of a Monte Carlo simulation model. See “Notes to the Financial Statements—7. Stock-Based Compensation” for additional information.
Concentrations of Risk
The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel was the Company’s single largest expenditure representing approximately 28%, 39% and 40% of total operating expenses in 2015, 2014 and 2013, respectively.
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
The Company’s operations will continue to be vulnerable to weather conditions (including hurricane season or snow and severe winter weather), which could disrupt service or create air traffic control problems. These events may result in decreased revenue and/or increased costs.
Due to the relatively small size of the fleet and high utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on the Company’s business, results of operations and financial condition.
As of December 31, 2015, the Company had four union-represented employee groups that together represented approximately 73% of all employees. As of December 31, 2014, the Company had four union-represented employee groups that together represented approximately 67% of all employees. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in “Notes to the Financial Statements—14. Commitments and Contingencies.”

2.	Recent Accounting Developments
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the option of using either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has not determined the full impact this standard may have on its financial statements nor decided upon the planned method of adoption. While the Company is still evaluating the impact, it expects the accounting for its frequent flier program to be impacted as the standard will no longer allow use of the incremental cost method when recording revenue related to the Company's loyalty programs as well as the timing of recognition of certain ancillary fees to be impacted by adoption of the standard.

In April 2015, the FASB issued ASU No. 2015-03 (ASU 2015-03), "Interest-Imputation of Interest." The standard requires debt issuance costs to be presented on the balance sheet as a direct deduction from the related debt liability rather than

Notes to Financial Statements—(Continued)

as an asset. Once adopted, entities are required to apply the new guidance retrospectively to all prior periods presented. ASU 2015-03 is effective for annual periods ending after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. The Company elected to early adopt the standard effective January 1, 2015.

In November 2015, the FASB issued ASU No. 2015-17 (ASU 2015-17), "Income Taxes." The standard requires deferred tax liabilities and assets to be classified as noncurrent on the balance sheet. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016 for public companies with early adoption permitted. Entities have the option of applying the guidance either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company has elected to retrospectively adopt the standard effective January 1, 2015. As such, certain prior period amounts have been reclassified to conform to the current presentation. In the Balance Sheets as of December 31, 2014, the Company has reclassified $9.6 million from deferred income taxes in current assets to long-term deferred income taxes within non-current liabilities.

3.	Letters of Credit
As of December 31, 2015, the Company had a $25.1 million unsecured standby letter of credit facility, of which $13.0 million had been drawn upon for issued letters of credit.

4.	Credit Card Processing Arrangements
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company continues to satisfy certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2015 and 2014, the Company continued to be in compliance with its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2015 and 2014, was $250.2 million and $217.1 million, respectively.

5.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2015 and 2014 consist of the following:

	As of December 31,
	2015	2014
	(in thousands)
Federal excise and other passenger taxes and fees payable	$38,254	$42,628
Salaries and wages	34,123	34,209
Airport obligations	30,849	21,726
Aircraft and facility lease obligations	24,014	10,089
Aircraft maintenance	21,688	16,127
Interest payable	12,355	1,708
Fuel	7,084	9,508
Other	14,362	16,926
Other current liabilities	$182,729	$152,921

6.	Common Stock and Preferred Stock

Notes to Financial Statements—(Continued)

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
As of December 31, 2015 and 2014, there were no shares of non-voting common stock outstanding.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The Company’s issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend

Notes to Financial Statements—(Continued)

payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. As of December 31, 2015 and 2014, there were no shares of preferred stock outstanding.

7.	Stock-Based Compensation
The Company has stock plans under which directors, officers, key employees and consultants of the Company may be granted restricted stock awards, stock options and other equity-based instruments as a means of promoting the Company’s long-term growth and profitability. The plans are intended to encourage participants to contribute to, and participate in, the success of the Company.
On December 16, 2014, the Company's Board of Directors approved the 2015 Incentive Award Plan, or 2015 Plan, which was subsequently approved by the Company's stockholders on June 16, 2015. The number of shares reserved for issuance or transfer pursuant to awards under the 2015 Plan will be increased by the number of shares represented by awards outstanding under the Company's former equity plan, the 2011 Equity Incentive Award Plan (2011 Plan), that are forfeited or lapse unexercised and which, following the effective date of the 2015 Plan, are not issued under the Company's 2011 Plan. No further awards will be granted under the 2011 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of December 31, 2015 and December 31, 2014, 2,428,990 and 2,682,457 shares of the Company’s common stock, respectively, remained available for future issuance under the 2015 Plan and 2011 Plan, respectively.
Stock-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations. Stock-based compensation cost amounted to $9.2 million, $8.8 million and $5.7 million for 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, there was $3.4 million, $3.2 million and $2.1 million tax benefit recognized in income related to stock-based compensation, respectively.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit awards are valued at the fair value of the shares on the date of grant. Generally, granted shares and units vest 25% per year on each anniversary of issuance. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Vesting of restricted stock units is based on time-based service conditions. In order to vest, the participant must still be employed by the Company, with certain contractual exclusions, at each vesting event. Generally, within 30 days after vesting, the shares underlying the award will be issued to the participant. In the event a successor corporation in a change in control situation fails to assume or substitute for the restricted stock units, the restricted stock units will automatically vest in full as of immediately prior to the consummation of such change in control. In the event of death or permanent disability of a participant, the restricted stock units will automatically vest in full. Compensation expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period.
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2015 and changes during the year ended December 31, 2015 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2014	363,891	38.83
Granted	74,772	75.40
Vested	(132,108)	34.94
Forfeited	(11,875)	55.45
Outstanding at December 31, 2015	294,680	49.19
There were 74,772 and 182,464 restricted stock shares granted during the years ended December 31, 2015 and December 31, 2014, respectively. As of December 31, 2015 and December 31, 2014, there was $9.8 million and $10.6 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 2.4 years and 2.8 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2015, 2014 and 2013 was $75.40, $55.14 and $27.70, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2015, 2014 and 2013 was $9.2 million, $6.5 million and $4.3 million respectively.
Stock Options

Notes to Financial Statements—(Continued)

Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service and have ten-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during 2015, 2014, or 2013. The Company has not granted options since 2011, at which time the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 46.25%, 0%, 6.25 years and 2.03%, respectively. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
Prior to the Company's IPO, to the extent a market price was not available, the fair value of the Company’s common stock was estimated using a discounted cash flow analysis and market multiples, based on management’s estimates of revenue, driven by assumed market growth rates, and estimated costs as well as appropriate discount rates. These estimates were consistent with the plans and estimates management used to manage the Company’s business.
A summary of share option activity as of December 31, 2015 and changes during the year ended December 31, 2015 is presented below:

	Number of Options	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2014	31,625	8.32	5.7	2,126
Exercised	(3,500)	9.23
Forfeited or expired	—	—
Outstanding at December 31, 2015	28,125	8.20	4.7	890
Exercisable at December 31, 2015	28,125	8.20	4.7	890
Vested or Expected to Vest at December 31, 2015	28,125	8.20	4.7	890

The total intrinsic value of share options exercised during the years ended December 31, 2015, 2014 and 2013 was $0.2 million, $1.3 million and $2.0 million, respectively. The total fair value of options vested during the years ended December 31, 2015, 2014 and 2013 was $4 thousand, $100 thousand and $200 thousand, respectively.
As of December 31, 2015, there was no unrecognized compensation cost related to options as all option awards were fully vested. As of December 31, 2014, there was $3 thousand of total unrecognized compensation cost related to options expected to be recognized over 0.7 years.
Performance Share Awards
The Company grants certain senior-level executives performance stock units that vest based on market and time-based service conditions as part of a long-term incentive plan, which are referred to herein as performance share awards. The number of shares of common stock underlying each award is determined at the end of a three-year performance period. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. At the end of the performance period, the percentage of the stock units that will vest will be determined by ranking the Company’s total shareholder return compared to the total shareholder return of the peer companies identified in the plan. Based on the level of performance, between 0% and 200% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the death or permanent disability of a participant, the payout of any award is limited to a pro-rated portion of such award based upon a performance assessment prior to the change-in-control date or date of death or permanent disability.
The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense, net of forfeitures, for the award is recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved.

Notes to Financial Statements—(Continued)

The grant date fair value of the performance share awards is determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2015	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2014
Expected volatility factor	0.36	0.42
Risk free interest rate	0.91%	0.65%
Expected term (in years)	2.55	2.77
Expected dividend yield	—%	—%
For grants awarded in 2015 and 2014, the volatility was based upon a weighted average historical volatility for the Company. For grants awarded in 2013, the volatility was based upon a weighted average of the volatility for the Company and the most recent volatility of the peer group as there was not sufficient historical data for the Company alone. The peer group used to calculate volatility is consistent with the group used for the traditional employee stock options. The Company chose to use historical volatility to value these awards because historical prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated as the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s performance share awards for the year ended December 31, 2015:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2014	142,570	39.67
Granted	36,955	50.07
Vested	(92,747)	43.64
Forfeited	—	—
Outstanding at December 31, 2015	86,778	66.44
As of December 31, 2015 and December 31, 2014, there was $2.9 million and $4.5 million, respectively, of total unrecognized compensation cost related to performance share awards expected to be recognized over 1.51 years and 1.64 years, respectively.

Notes to Financial Statements—(Continued)

8.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2015	2014	2013
	(in thousands, except per share amounts)
Numerator:
Net income	$317,220	$225,464	$176,918
Denominator:
Weighted-average shares outstanding, basic	72,208	72,739	72,593
Effect of dilutive stock awards	218	555	406
Adjusted weighted-average shares outstanding, diluted	72,426	73,294	72,999
Net Income per Share:
Basic earnings per common share	$4.39	$3.10	$2.44
Diluted earnings per common share	$4.38	$3.08	$2.42

Anti-dilutive weighted-average shares	52	29	1

9.	Debt and Other Obligations

Long-term debt

As of December 31, 2015, the Company held non public and public debt instruments. The Company's indebtedness includes the 2014 Framework Agreement, the 2015 Facility Agreements and the 2015-1 EETCs described below.

Framework Agreement

During 2014, the Company entered into a Framework Agreement, with a bank syndicate, which as of December 31, 2015, provided $379 million of debt financing for seven Airbus A320 aircraft and three Airbus A321 aircraft. Each loan extended under the Framework Agreement was funded on or about the delivery date of each aircraft and is secured by a first-priority security interest in the individual aircraft. Each loan amortizes on a mortgage-style basis, which requires quarterly payments, with senior loans having a 12-year term and junior loans having a 7-year term. Loans bear interest payable quarterly on a fixed-rate basis. As of December 31, 2015, the Company has taken delivery of all Airbus A320 and Airbus A321 aircraft financed through the Framework Agreement.

Facility Agreements

During 2015, the Company entered into two Facility Agreements, which as of December 31, 2015, provided $185 million of debt financing for five Airbus A320 aircraft. Each loan extended under the Facility Agreements was funded on or near the delivery date of each aircraft and was secured by a first-priority security interest on the individual aircraft. Each loan amortizes on a mortgage-style basis, which requires quarterly payments, with senior loans having a 12-year term and junior loans having a 7-year term. Loans bear interest payable quarterly on a fixed-rate basis. As of December 31, 2015, the Company has taken delivery of all Airbus A320 aircraft financed through the Facility Agreements.

2015-1 EETCs

In August 2015, the Company created two separate pass-through trusts, which issued approximately $576.6 million aggregate face amount of Series 2015-1 Class A and Class B EETCs with a blended interest rate of 4.15% per annum in connection with the financing of 12 new Airbus A321 aircraft and 3 new Airbus A320 aircraft. Each class of certificates represents a fractional undivided interest in the respective pass-through trusts and is not an obligation of the Company. The proceeds from the issuance of these certificates were initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, will be released and used to purchase equipment notes to be issued by the Company with respect to each

Notes to Financial Statements—(Continued)

such aircraft. The equipment notes will be secured by a security interest in such aircraft. Interest on the issued and outstanding equipment notes are payable semiannually on April 1 and October 1 of each year, commencing on April 1, 2016, and principal on such equipment notes is scheduled for payment on April 1 and October 1 of certain years, commencing on October 1, 2016. Issued and outstanding Series A and Series B equipment notes mature in April 2028 and April 2024, respectively, and accrue interest at a rate of 4.100% per annum and 4.450% per annum, respectively.

As of December 31, 2015, $120.8 million of the proceeds from the sale of the 2015-1 EETCs had been used to purchase equipment notes in connection with the financing of three Airbus A321 aircraft. The remaining $455.8 million of escrowed proceeds held by the pass-through trusts will be used to purchase equipment notes as the remaining 12 new aircraft are delivered. Equipment notes that are issued are reported as debt on the Company's condensed balance sheets.

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

Long-term debt is comprised of the following:

	As of December 31,		Year Ended December 31,
	2015	2014	2015	2014
	(in millions)		(weighted-average interest rates)
Senior Term Loans due through 2027	$484.2	$132.0	4.10%	4.26%
Junior Term Loans due through 2022	54.3	16.0	6.90%	6.94%
Class A enhanced equipment trust certificates due through 2028	95.8	—	4.03%	N/A
Class B enhanced equipment trust certificates due through 2024	25.0	—	4.37%	N/A
Long-term debt	$659.3	$148.0
Less current maturities	49.6	10.4
Less unamortized discount, net	13.0	2.4
Total	$596.7	$135.2
During the year ended December 31, 2015, the Company made scheduled principal payments of $25.4 million on its outstanding debt obligations. During the year ended December 31, 2014, the Company did not make any debt payments.

At December 31, 2015, long-term debt principal payments for the next five years and thereafter are as follows:

December 31, 2015
(in millions)
2016	$51.5
2017	49.0
2018	53.0
2019	54.2
2020	54.9
2021 and thereafter	396.7
Total debt principal payments	$659.3

Interest Expense

Interest expense related to long-term debt consists of the following:

Notes to Financial Statements—(Continued)

	Year Ended December 31,
	2015	2014
	(in thousands)
Senior term loans	$15,429	$738
Junior term loans	2,997	145
Class A enhanced equipment trust certificates	494	—
Class B enhanced equipment trust certificates	140	—
Commitment fees	54	685
Amortization of deferred financing costs	1,165	9
Total	$20,279	$1,577

In 2014, commitment fees were expensed within interest expense on the statement of operations. Subsequent to the Company's adoption of ASU No. 2015-03 (ASU 2015-03), "Interest-Imputation of Interest", effective January 1, 2015, commitment fees are presented on the balance sheet as a direct deduction from the related debt liability and amortized over the life of the debt instrument. The Company's senior and junior term loans had annual commitment fees, related to undisbursed loan amounts, of 0.75% and 1.25%, respectively, which were paid on a quarterly basis. As of December 31, 2014, the Company incurred $0.7 million in commitment fees related to seven Airbus A320 aircraft and three Airbus A321 aircraft delivered in 2014 and 2015.
As of December 31, 2015 and 2014, the Company had a line of credit for $18.6 million related to corporate credit cards. Respectively, the Company had drawn $7.3 million and $4.5 million as of December 31, 2015 and 2014, which is included in accounts payable.
As of December 31, 2015 and 2014, the Company had lines of credit with counterparties for fuel derivatives and physical fuel delivery in the amount of $38.0 million. As of December 31, 2015 and 2014, the Company had drawn $6.9 million and $9.3 million on these lines of credit, which is included in other current liabilities. The Company is required to post collateral for any excess above the lines of credit if the fuel derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2015, there were no fuel derivatives and as of December 31, 2014, the Company did not hold any fuel derivatives with requirements to post collateral.

10.	Leases and Aircraft Maintenance Deposits
The Company leases various types of equipment and property, primarily aircraft, spare engines and airport facilities under leases, which expire in various years through 2032. Lease terms are generally 3 to 15 years for aircraft and up to 25 years for other leased equipment and property.
Total rental expense for all leases charged to operations for the years ended 2015, 2014 and 2013 was $282.7 million, $254.3 million and $214.6 million, respectively. Total rental expense charged to operations for aircraft and engine operating leases for the years ended December 31, 2015, 2014 and 2013 was $211.5 million, $195.8 million and $169.7 million, respectively. Supplemental rent is made up of maintenance reserves paid or expected to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable return condition obligations. The Company expensed $7.7 million, $7.5 million and $5.2 million of supplemental rent recorded within aircraft rent during 2015, 2014 and 2013, respectively.
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $8.0 million in 2016, $7.4 million in 2017, $5.8 million in 2018, $4.2 million in 2019, $3.9 million in 2020 and $10.2 million in 2021 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to either (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain

Notes to Financial Statements—(Continued)

level. The Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits to the extent they are expected to be recoverable and are reflected as aircraft maintenance deposits in the accompanying balance sheets. The Company makes certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor, the cost of future maintenance events and the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor. When it is not probable the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. The Company expensed $2.3 million, $1.6 million and $1.9 million of paid maintenance reserves as supplemental rent during 2015, 2014 and 2013, respectively.
As of December 31, 2015 and 2014, the Company had short-term and long-term aircraft maintenance deposits of $279.9 million and $250.0 million, respectively, on its balance sheets. The Company has concluded that these aircraft maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
The Company’s master lease agreements also provide that some maintenance reserves held by the lessor at the expiration of the lease are nonrefundable to the Company and will be retained by the lessor. Consequently, any usage-based maintenance reserve payments after the last major maintenance event are not substantively related to the maintenance of the leased asset and therefore are accounted for as contingent rent. Supplemental rent is recorded at the time a non-refundable maintenance reserve payment is made that has been substantively determined to be contingent rent.
As of December 31, 2015, the Company had a fleet consisting of 79 A320 family aircraft and 11 spare engines of which 61 aircraft and all 11 spare engines were financed under operating leases with lease term expiration dates ranging from 2016 to 2027. Five of the leased aircraft have variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate). The Company entered into sale leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred gains and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases. The Company had agreements in place prior to the delivery of these aircraft which resulted in the settlement of the purchase obligation by the lessor and the refund of $48.4 million in pre-delivery deposits from Airbus during 2015. The refunded pre-delivery deposits have been disclosed in the statement of cash flows as investing activities within pre-delivery deposits, net of refunds. During 2015, the Company entered into a sale and leaseback transaction with a third-party lessor for the sale and leaseback of one V2500 IAE International Aero Engines AG engine. Cash outflows related to the purchase of the engine have been disclosed in the statement of cash flows as investing activities within purchases of property and equipment and the cash inflows from the sale of the engine as financing activities within proceeds received on sale lease back transactions. All of the leases from these sale and leaseback transactions are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

Notes to Financial Statements—(Continued)

Future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year at December 31, 2015 were as follows:

	Operating Leases
	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating Leases
	(in thousands)
2016	$213,491	$27,340	$240,831
2017	201,485	26,364	227,849
2018	177,697	29,820	207,517
2019	150,333	28,733	179,066
2020	139,992	20,546	160,538
2021 and thereafter	494,104	70,199	564,303
Total minimum lease payments	$1,377,102	$203,002	$1,580,104

11.	Financial Instruments and Risk Management

As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. As of December 31, 2015, the Company did not hold any derivatives.

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

The Company accounts for its fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not elect hedge accounting on any fuel derivative instruments entered into during 2015, 2014 and 2013 and, as a result, changes in the fair value of these fuel derivative contracts are recorded in aircraft fuel expense. The Company paid $2.5 million and $9.7 million in premiums to acquire jet fuel options, during 2015 and 2014, respectively.

Notes to Financial Statements—(Continued)

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Into-plane fuel cost	$454,747	$608,033	$542,523
Realized losses (gains) related to fuel derivative contracts, net	10,580	995	8,958
Unrealized losses (gains) related to fuel derivative contracts, net	(3,880)	3,881	265
Aircraft fuel	$461,447	$612,909	$551,746
Premiums and settlements received or paid on fuel derivative contracts are reflected in the accompanying statements of cash flows in net cash provided by operating activities.
During the third quarter of 2014, the Company became aware of an underpayment of Federal Excise Tax (FET) for fuel purchases during the period between July 1, 2009 and August 31, 2014. The commencement of the period in which the Company underpaid FET coincided with a change in its fuel service provider that took place in July 2009. The out of period jet fuel FET amount of $9.3 million is recorded within aircraft fuel in the statement of operations for the year ended December 31, 2014.
As of December 31, 2015, the Company did not have any outstanding fuel derivatives. As of December 31, 2014, the Company had fuel derivatives consisting of jet fuel options with refined products as the underlying commodities designed to protect 88.7 million gallons, or approximately 35% of its 2015 anticipated jet fuel consumption, at a weighted-average ceiling price of $2.07.

Interest Rate Swaps
During the third quarter of 2015, the Company settled six forward interest rate swaps, having a total notional amount of $120 million. The interest rate swaps fix the benchmark interest rate component of the interest payments on the debt related to three Airbus A321 aircraft, which the company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps were designated as cash flow hedges. The Company accounts for these interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument.
As of December 31, 2015, the Company had no outstanding interest rate swaps. As of December 31, 2014, the interest rate swaps were recorded as a liability of approximately $1.1 million. For the twelve months ended December 31, 2015 and 2014, a loss of $0.8 million and $0.7 million, net of deferred taxes of $0.5 million and $0.4 million, was recorded within AOCI related to these instruments.
Given the uncertainty regarding the terms on which the Company issues its fixed-rate debt, the Company evaluated the effect of such uncertainty in the effectiveness of the hedging relationship designated for each reporting period. Any ineffectiveness was recorded within other non-operating expense in the Company's statement of operations. During the twelve months ended December 31, 2015 and 2014, the Company recorded no ineffectiveness associated with the Company's interest rate cash flow hedges.

Notes to Financial Statements—(Continued)

12.	Defined Contribution 401(k) Plan
The Company sponsors three defined contribution 401(k) plans, Spirit Airlines, Inc. Employee Retirement Savings Plan (first plan), Spirit Airlines, Inc. Pilots’ Retirement Savings Plan (second plan) and Spirit Airlines, Inc. Puerto Rico Retirement Savings Plan (third plan). The first plan is for all employees that are not covered by the pilots’ collective bargaining agreement, who have at least 60 days of service and have attained the age of 21. The Company may make a Qualified Discretionary Contribution, as defined in the plan, or provide matching contributions to this plan. The Company currently provides matching contribution to the plan at 50% of the employee’s contribution up to a maximum employer contribution of 3% of the employee’s annual compensation.
The second plan is for the Company’s pilots, and contains the same service requirements as the first plan. Throughout 2015, the Company matched 100% of the pilot's contribution, up to 9% of the individual pilot's annual compensation. Both the first and the second plans are subject to the annual IRS elective deferral limit, which was $18,000 for 2015.
The third plan is for all Company employees residing in Puerto Rico and was adopted on April 16, 2012. It contains the same service requirements as the first and second plans. For pilots participating in the Puerto Rico plan, the Company matches 100% of their contribution, up to 9% of the individual pilot's annual compensation, but subject to the annual Puerto Rico pre-tax elective deferral limit, which was $18,000 for 2015. For all other employees participating in the Puerto Rico plan, the Company provides for matching contribution to the plan at 50% of the employee's contribution up to a maximum employer contribution of 3% of the employee's annual compensation.
Matching contributions made to all plans were $12.5 million, $9.7 million and $7.7 million in 2015, 2014 and 2013, respectively, and were included within salaries, wages and benefits in the accompanying statements of operations.

13.	Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current:
Federal	$21,632	$85,966	$86,437
State and local	6,702	5,389	6,595
Foreign	1,235	2,057	413
Total current expense	29,569	93,412	93,445
Deferred:
Federal	149,583	34,240	11,658
State and local	6,031	(122)	389
Total deferred expense (benefit)	155,614	34,118	12,047
Total income tax expense (benefit)	$185,183	$127,530	$105,492
The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2015	2014	2013
Expected provision at federal statutory tax rate	35.0%	35.0%	35.0%
State tax expense, net of federal benefit	1.7%	1.0%	1.7%
Income tax credits	—%	(0.4)%	—%
Other	0.2%	0.5%	0.7%
Total income tax expense (benefit)	36.9%	36.1%	37.4%

Notes to Financial Statements—(Continued)

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2015 and 2014, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2015	2014
	(in thousands)
Deferred tax assets:
Net operating loss	$—	$252
Deferred revenue	3,381	410
Nondeductible accruals	11,056	12,239
Deferred manufacturing credits	822	848
Unrealized (gain) loss on derivatives, net	—	1,865
Accrued maintenance	830	3,073
Equity compensation	4,485	4,514
Other	2,751	661
Deferred tax assets	23,325	23,862
Deferred tax liabilities:
Capitalized interest	286	568
Deferred gain (loss) on leases, net	2,393	2,349
Accrued rent	6,724	2,560
Prepaid expenses	2,151	1,681
Property, plant and equipment	168,813	37,369
Accrued aircraft and engine maintenance	64,439	45,702
Deferred tax liabilities	244,806	90,229
Net deferred tax assets (liabilities)	$(221,481)	$(66,367)

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. Management does not believe that the realization of deferred tax assets is in jeopardy and thus a valuation allowance for 2015 has not been recorded. Management will continue to monitor the status of Spirit’s operations and reassess the need for a valuation allowance on a quarterly basis.
The Company has fully utilized its federal and state NOL carryforwards and AMT credit carryforwards as of December 31, 2015.
In accordance with ASC 718, excess tax benefits are only recognized in the financial statements upon actual realization of the related tax benefit. The Company recognized a windfall tax benefit of $8.9 million and $1.9 million for tax years ended December 31, 2015 and 2014, respectively. The windfall tax benefit was recorded as a reduction to income tax payable and a corresponding entry to additional paid in capital.
In December 2015, bonus depreciation was extended with the passage of the Protecting Americans from Tax Hikes Act (the Act). The Company made estimated payments during 2015 excluding the impact of a potential extension of bonus depreciation. The passage of the Act allowed the Company to claim bonus depreciation deductions in 2015 on all bonus eligible acquisitions, including purchased aircraft. These deductions resulted in an overpayment of current year federal income taxes of $72.3 million as of December 31, 2015 which is recorded as a component of current assets on the balance sheet.
The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of selling, general and administrative expenses. For tax years ended December 31, 2015, 2014 and 2013, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.

Notes to Financial Statements—(Continued)

The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2006 through 2014 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years remain open to examination. The Company believes that any potential assessment would be immaterial to its financial statements.

14.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2015, the Company's firm aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320ceo	A320neo	A321ceo	A321neo	A320neo (1)	Total
2016	3		9		5	17
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	13	40	24	10	5	92
(1) The Company has been notified by its third-party lessor that the delivery of one or more of these A320neos may be delayed until 2017. The Company does not believe this delay in delivery date to be significant.
The Company has four spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be approximately $592.9 million in 2016, $767.4 million in 2017, $620.5 million in 2018, $703.3 million in 2019, $705.5 million in 2020 and $812.1 million in 2021 and beyond. The Company has secured debt financing commitments of $455.8 million for 12 aircraft, scheduled for delivery in 2016. See “Notes to the Financial Statements—9. Debt and Other Obligations—2015-1 EETCs.” In addition, the Company has secured financing for five aircraft to be leased directly from a third party, also currently scheduled for delivery in 2016. The Company does not have financing commitments in place for the remaining 75 Airbus aircraft currently on firm order, which are scheduled for delivery in 2017 through 2021.
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. (Airbus) to reconfigure the seating and increase capacity in 40 of the Company’s A320ceos from 178 to 182 seats (reconfiguration). The reconfiguration of the aircraft is expected to begin in the first quarter of 2016 and is expected to be completed in the first quarter of 2017. The cost of the reconfiguration is expected to be approximately $0.6 million per aircraft and purchase commitments for these are estimated to be approximately $15.0 million in 2016, $1.7 million in 2017 and none thereafter.
In September 2015, the Company executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, the Company leases a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000 square foot hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of the Company's growing fleet and will reduce dependence on third-party facilities and contract line maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. The Company estimates it will complete the project during the third quarter of 2016 at a cost of approximately $32.0 million.
As of December 31, 2015, the Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and advertising media in the amount of $5.1 million, $3.9 million and $2.6 million in 2016, 2017 and 2018, respectively. The Company's current agreement with its reservation system provider expires in 2018.
Litigation

Notes to Financial Statements—(Continued)

The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company believes the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on its financial position, liquidity or results of operations.
Employees

The Company has four union-represented employee groups that together represent approximately 73% of all employees at December 31, 2015. The Company had four union-represented employee groups that together represented approximately 67% of all employees at December 31, 2014. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2015.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	26%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	43%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	3%
In August 2014, under the supervision of the National Mediation Board (NMB), the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. On October 1, 2014, the Company was notified that the flight attendants voted not to ratify the tentative agreement. The Company will continue to work with the AFA-CWA and the NMB towards a goal of reaching a mutually beneficial agreement.

On July 8, 2014, certain ramp service agents directly employed by the Company voted to be represented by the IAMAW. In May 2015, the Company entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms, and the Company is continuing the process of negotiating a final collective bargaining agreement with the IAMAW. As of December 31, 2015, these ramp service agents served 1 of the 56 airports where the Company operates.

In August 2015, the Company's CBA with its pilot union, ALPA, became amendable and the Company is currently in discussions with ALPA on a new contract.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4.3 million and $3.1 million, for health care claims as of December 31, 2015, and 2014, respectively.

Notes to Financial Statements—(Continued)

15.	Fair Value Measurements
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

The fair value of the Company's jet fuel swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model, yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it concluded that holding other inputs constant, a significant increase (decrease) in implied volatility would result in significantly higher (lower) determination of fair value measurement for the Company's aircraft fuel derivatives. As of December 31, 2015 and 2014, the Company had no outstanding jet fuel derivatives.

Interest Rate Swaps

The fair value of the Company's interest rate swaps are based on observable inputs for active swap indications in quoted markets for similar terms. The fair value of these instruments are determined using a market approach based on inputs that are

Notes to Financial Statements—(Continued)

readily available from public markets; therefore, the Company categorizes these instruments as Level 2. The interest rate swaps were designated as cash flow hedges and, as a result, the changes in fair value of these derivatives were recorded in accumulated other comprehensive income within the balance sheet and statement of other comprehensive income. As of December 31, 2015, the Company had no outstanding interest rate swaps. As of December 31, 2014, the interest rate swaps were recorded as a liability of approximately $1.1 million.

Long-Term Debt
The estimated fair value of the Company's non publicly held debt agreements has been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly held debt agreements has been determined to be Level 2 as the Company utilizes quoted market prices to estimate the fair value of it's public long-term debt.
The carrying amounts and estimated fair values of the Company's long-term debt, including current maturities, at December 31, 2015 and December 31, 2014, were as follows:

	As of December 31,
	2015		2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
Senior long-term debt	$484.2	$477.8	$132.0	$132.0	Level 3
Junior long-term debt	54.3	54.6	16.0	16.1	Level 3
Class A equipment trust certificates	95.8	94.8	—	—	Level 2
Class B equipment trust certificates	25.0	25.2	—	—	Level 2
Total long-term debt	$659.3	$652.4	$148.0	$148.1

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2015 and December 31, 2014 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$803.6	$803.6	$—	$—
Total assets	$803.6	$803.6	$—	$—

Total liabilities	$—	$—	$—	$—

Notes to Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2014
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$632.8	$632.8	$—	$—
Jet fuel options	4.8	—	—	4.8
Total assets	$637.6	$632.8	$—	$4.8

Interest rate swaps	$1.1	$—	$1.1	$—
Total liabilities	$1.1	$—	$1.1	$—
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2015 or 2014.

The Company's Valuation Group is made up of individuals from the Company's Treasury and Corporate Accounting departments. The Valuation Group is responsible for the Company's valuation policies, procedures and execution thereof. The Company's Valuation Group reports to the Company's Chief Financial Officer and seeks approval for certain derivative transactions from the Audit Committee. The Valuation Group compares the results of the Company's internally developed valuation methods with counterparty reports at each balance sheet date and assesses the Company's valuation methods for accuracy and identifies any needs for modification.
The following table presents the Company’s activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Jet Fuel Options
(in thousands)
Balance at January 1, 2013	$265
Total realized or unrealized gains (losses) included in earnings, net	157
Purchases	—
Sales	—
Settlements, net	(422)
Balance at December 31, 2013	—
Total realized or unrealized gains (losses) included in earnings, net	(4,876)
Purchases	9,679
Sales	—
Settlements, net	—
Balance at December 31, 2014	4,803
Total realized or unrealized gains (losses) included in earnings, net	(6,700)
Purchases	2,474
Sales	—
Settlements, net	(577)
Balance at December 31, 2015	$—

16.	Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation (DOT) area are summarized below:

Notes to Financial Statements—(Continued)

	2015	2014	2013
	(in millions)
DOT—Domestic	$1,940.2	$1,728.8	$1,467.5
DOT—Latin America	201.3	202.8	186.9
Total	$2,141.5	$1,931.6	$1,654.4
During 2015, 2014 and 2013, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

17.	Tax Receivable Agreement
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
During 2013, the Company filed an amended 2009 income tax return which resulted in a reduction to the estimated TRA liability from $8.0 million to $5.6 million. On September 13, 2013, the Company filed its 2012 federal income tax return, and on October 14, 2013, the Company submitted the Tax Benefit Schedule to the Stockholder Representatives. On November 27, 2013, pursuant to the TRA, the Company received an objection notice to the Tax Benefit Schedule from the Stockholder Representatives. On April 7, 2014, the Company received a demand for arbitration from the Stockholder Representatives. Prior to commencing arbitration proceedings, on June 17, 2014, the Company and Stockholder Representatives agreed on a settlement amount of $7.0 million in addition to interest of $0.3 million. The agreed upon settlement was in excess of the outstanding liability of $5.6 million at the time of settlement. In 2014, the excess payment of $1.4 million was recorded within other expense in the statement of operations and in the statement of cash flows as a component of cash flows from operating activities. The Company has made all payments in accordance with the agreed upon settlement terms and has no outstanding obligations related to the TRA.
18. Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2015 and 2014 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2015
Operating revenue	$493,355	$553,421	$574,841	$519,846
Operating income	109,251	122,315	157,219	120,337
Net income	69,002	76,704	97,114	74,400
Basic earnings per share	0.94	1.06	1.35	1.04
Diluted earnings per share	0.94	1.05	1.35	1.04

2014
Operating revenue	$437,987	$499,337	$519,769	$474,487
Operating income	59,953	105,144	100,191	89,975
Net income	37,706	64,849	67,000	55,909
Basic earnings per share	0.52	0.89	0.92	0.77
Diluted earnings per share	0.51	0.88	0.91	0.76

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited the accompanying balance sheets of Spirit Airlines, Inc. as of December 31, 2015 and 2014, and the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spirit Airlines, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 17, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited Spirit Airlines, Inc.'s internal control over financial reporting as of December 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable (the COSO criteria). Spirit Airlines, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Spirit Airlines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheet of Spirit Airlines, Inc. as of December 31, 2015 and 2014, and the related statement of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Spirit Airlines, Inc. and our report dated February 17, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 17, 2016

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Financial Statements for the year ended December 31, 2015. Ernst & Young LLP's report on our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2016 Proxy Statement is incorporated herein by reference.
As we previously reported on a Form 8-K filed by the Company on January 8, 2016, on January 4, 2016, B. Ben Baldanza resigned as President and Chief Executive Officer of the Company and from the Company’s Board of Directors, and the Board appointed Robert L. Fornaro as President and Chief Executive Officer.  In connection with his appointment, Mr. Fornaro resigned his position as a member of the Board’s Compensation Committee and remained a member of the Board.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2016 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2016 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2016 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2016 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2016 Proxy Statement, our 2016 Proxy Statement shall not be deemed to be filed as part of this Report.

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

SPIRIT AIRLINES, INC.
Date: February 17, 2016	By:	/s/ Edward M. Christie
Edward M. Christie
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Fornaro, Edward Christie and Thomas Canfield, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ Robert L. Fornaro	President, Chief Executive Officer and Director (Principal Executive Officer)	February 17, 2016
Robert L. Fornaro
/s/ Edward M. Christie	Chief Financial Officer (Principal Financial and Accounting Officer)	February 17, 2016
Edward M. Christie
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 17, 2016
H. McIntyre Gardner
/s/ Carlton D. Donaway	Director	February 17, 2016
Carlton D. Donaway
/s/ David G. Elkins	Director	February 17, 2016
David G. Elkins
/s/ Robert D. Johnson	Director	February 17, 2016
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 17, 2016
Barclay G. Jones
/s/ Horacio Scapparone	Director	February 17, 2016
Horacio Scapparone
/s/ Dawn Zier	Director	February 17, 2016
Dawn Zier

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

4.2
Pass Through Trust Agreement, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, filed as Exhibit 4.1 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.3
Trust Supplement No. 2015-1A, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.2 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.4
Trust Supplement No. 2015-1B, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.3 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.5
Revolving Credit Agreement (2015-1A), dated as of August 11, 2015, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2015-1A), as Borrower, and Natixis, acting via its New York Branch, as Liquidity Provider, filed as Exhibit 4.4 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.6
Revolving Credit Agreement (2015-1B), dated as of August 11, 2015, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2015-1B), as Borrower, and Natixis, acting via its New York Branch, as Liquidity Provider, filed as Exhibit 4.5 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.7
Intercreditor Agreement (2015-1), dated as of August 11, 2015, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2015-1A and as Trustee of the Spirit Airlines Pass Through Trust 2015-1B, Natixis, acting via its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.6 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.8
Deposit Agreement (Class A), dated as of August 11, 2015, between Wilmington Trust Company, as Escrow Agent, and Natixis, acting via its New York Branch, as Depositary, filed as Exhibit 4.7 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.9
Deposit Agreement (Class B), dated as of August 11, 2015, between Wilmington Trust Company, as Escrow Agent, and Natixis, acting via its New York Branch, as Depositary, filed as Exhibit 4.8 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.10
Escrow and Paying Agent Agreement (Class A), dated as of August 11, 2015, among Wilmington Trust Company, as Escrow Agent, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2015-1A, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.9 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.11
Escrow and Paying Agent Agreement (Class B), dated as of August 11, 2015, among Wilmington Trust Company, as Escrow Agent, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2015-1B, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.10 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.12
Note Purchase Agreement, dated as of August 11, 2015, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent, filed as Exhibit 4.11 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.13
Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement), filed as Exhibit 4.12 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.14
Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement), filed as Exhibit 4.13 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.15
Form of Pass Through Trust Certificate, Series 2015-1A (included in Exhibit A to Exhibit 4.2), filed as Exhibit 4.14 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.16
Form of Pass Through Trust Certificate, Series 2015-1B (included in Exhibit A to Exhibit 4.3), filed as Exhibit 4.15 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.17	Form of Series 2015-1 Equipment Notes (included in Section 2.01 of Exhibit 4.13), filed as Exhibit 4.16 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

10.1+	General Release, dated January 14, 2014, between Spirit Airlines, Inc. and Ben Baldanza, filed as Exhibit 10.1 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

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

10.27+
Letter Agreement, dated January 16, 2012, by and between Spirit Airlines, Inc. and Jim Lynde, filed as Exhibit 10.27 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

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

10.30
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.31
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.3 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.32
Form of Annual Cash Award Grant Notice and Annual Cash Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.4 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.33
Non-Employee Director Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.5 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.34
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for awards under the Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.6 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.35	Robert L. Fornaro Employment Agreement.

10.36	B. Ben Baldanza Separation Agreement.

10.37	B. Ben Baldanza General Release.

12.1	Computation of Ratio of Earnings to Fixed Charges.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†
Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.

+	Indicates a management contract or compensatory plan or arrangement.
*
Exhibits 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.