Form 10-Q
period 2016-03-31
Spirit Airlines, Inc.
filed 2016-04-26
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 18, 2016:

Class	Number of Shares
Common Stock, $0.0001 par value	71,207,390

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Operating revenues:
Passenger	$272,626	$273,466
Non-ticket	265,517	219,889
Total operating revenues	538,143	493,355

Operating expenses:
Aircraft fuel	85,982	112,426
Salaries, wages and benefits	116,410	88,961
Aircraft rent	52,202	52,788
Landing fees and other rents	34,807	30,546
Distribution	22,933	20,497
Maintenance, materials and repairs	20,940	19,160
Depreciation and amortization	23,109	14,863
Other operating	64,045	43,843
Loss on disposal of assets	214	595
Special charges	16,202	425
Total operating expenses	436,844	384,104

Operating income	101,299	109,251

Other (income) expense:
Interest expense	8,060	2,812
Capitalized interest	(3,325)	(2,533)
Interest income	(1,566)	(134)
Other expense	70	72
Total other (income) expense	3,239	217

Income before income taxes	98,060	109,034
Provision for income taxes	36,140	40,032

Net income	$61,920	$69,002
Basic earnings per share	$0.87	$0.94
Diluted earnings per share	$0.86	$0.94
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Net income	$61,920	$69,002
Unrealized loss on interest rate derivative instruments, net of deferred tax benefit of $0 and $940	—	(1,594)
Interest rate swap losses reclassified into earnings	90	—
Other comprehensive income (loss)	$90	$(1,594)
Comprehensive income	$62,010	$67,408

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$902,809	$803,632
Accounts receivable, net	32,469	28,266
Aircraft maintenance deposits	79,276	73,415
Prepaid income taxes	—	72,278
Prepaid expenses and other current assets	54,760	48,749
Total current assets	1,069,314	1,026,340

Property and equipment:
Flight equipment	1,031,886	827,282
Ground and other equipment	93,724	82,459
Less accumulated depreciation	(76,703)	(65,524)
	1,048,907	844,217
Deposits on flight equipment purchase contracts	289,835	286,837
Long-term aircraft maintenance deposits	196,470	206,485
Deferred heavy maintenance, net	80,144	89,127
Other long-term assets	78,578	77,539
Total assets	$2,763,248	$2,530,545

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$23,017	$17,043
Air traffic liability	263,430	216,831
Current maturities of long-term debt	53,012	49,637
Other current liabilities	228,137	182,729
Total current liabilities	567,596	466,240

Long-term debt, less current maturities	655,103	596,693
Long-term deferred income taxes	242,602	221,481
Deferred gains and other long-term liabilities	20,179	20,821
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	545,377	544,277
Treasury stock, at cost	(126,779)	(116,182)
Retained earnings	860,674	798,754
Accumulated other comprehensive loss	(1,511)	(1,546)
Total shareholders’ equity	1,277,768	1,225,310
Total liabilities and shareholders’ equity	$2,763,248	$2,530,545
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net income	$61,920	$69,002
Adjustments to reconcile net income to net cash provided by operations:
Unrealized losses on open derivative contracts, net	—	3,783
Losses reclassified from other comprehensive income	90	—
Equity-based compensation	1,790	1,985
Allowance for doubtful accounts (recoveries)	25	31
Amortization of deferred gains and losses	1,968	164
Depreciation and amortization	23,109	14,863
Deferred income tax expense (benefit)	21,066	(5,560)
Loss on disposal of assets	214	595
Lease termination cost	16,202	—
Changes in operating assets and liabilities:
Accounts receivable	(4,229)	(5,444)
Aircraft maintenance deposits	(12,311)	(12,317)
Prepaid Income Taxes	72,278	—
Long-term deposits and other assets	(8,495)	(6,160)
Accounts payable	4,703	433
Air traffic liability	46,473	79,350
Other liabilities	33,296	28,810
Net cash provided by operating activities	258,099	169,535
Investing activities:
Pre-delivery deposits for flight equipment, net of refunds	(50,358)	(50,388)
Capitalized interest	(2,575)	(1,700)
Purchase of property and equipment	(159,829)	(184,609)
Net cash used in investing activities	(212,762)	(236,697)
Financing activities:
Proceeds from issuance of long-term debt	73,914	185,000
Proceeds from stock options exercised	88	15
Payments on debt and capital lease obligations	(9,749)	(2,968)
Excess tax benefit (deficiency) from equity-based compensation	(778)	7,877
Repurchase of common stock	(9,601)	(10,943)
Debt issuance costs	(34)	(2,976)
Net cash provided by financing activities	53,840	176,005
Net increase in cash and cash equivalents	99,177	108,843
Cash and cash equivalents at beginning of period	803,632	632,784
Cash and cash equivalents at end of period	$902,809	$741,627
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$3,430	$11
Income taxes paid, net of refunds	$(64,158)	$9,883

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the Company). These unaudited condensed financial statements reflect all normal recurring adjustments that management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission on February 17, 2016.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates.
The interim results reflected in the unaudited condensed financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year.
Certain prior period amounts have been reclassified to conform to the current year's presentation.

2.	Recent Accounting Developments
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the new guidance, an entity will (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the contract's performance obligations; and (5) recognize revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2017 for public companies. Early adoption is permitted, but not before interim and annual reporting periods beginning after December 15, 2016. Entities have the option to use either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has neither determined the full impact this standard may have on its financial statements nor decided upon the planned method of adoption. While the Company is still evaluating the impact, it expects the accounting for its frequent flier program to be impacted as ASU 2014-09 will no longer allow use of the incremental cost method when recording revenue related to the Company's loyalty programs. The Company also expects the timing of recognition of certain ancillary fees to be impacted by adoption of ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the new guidance and believes adoption of this standard will have a significant impact on its balance sheets although adoption is not expected to significantly change the recognition, measurement or presentation of lease expenses within the statements of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. For public companies, the new guidance is effective for annual reporting periods (including interim periods within those periods) beginning after December 15, 2016, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

Notes to Condensed Financial Statements—(Continued)

3.	Special Charges

In February 2016, the Company purchased two A319 aircraft which were formerly financed under operating lease agreements. The purchase price of the two aircraft was $44.0 million, comprised of cash payment of $23.5 million and the non-cash application of maintenance and security deposits held by the previous lessor of $20.5 million. The Company estimated the fair value of the aircraft to be $27.4 million and has recorded the two purchased aircraft within flight equipment on the condensed balance sheets. The Company determined the valuation of the aircraft based on a third-party appraisal considering the condition of each aircraft (a Level 3 measurement). The Company recognized the $16.2 million excess of the purchase price paid over the fair value of the aircraft as a cost of terminating the leases within special charges on the statement of operations.

4.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per share amounts)
Numerator
Net income	$61,920	$69,002
Denominator
Weighted-average shares outstanding, basic	71,572	73,054
Effect of dilutive stock awards	204	316
Adjusted weighted-average shares outstanding, diluted	71,777	73,370
Net income per share
Basic earnings per common share	$0.87	$0.94
Diluted earnings per common share	$0.86	$0.94

Anti-dilutive weighted-average shares	85	27

5.	Accrued Liabilities
Other current liabilities as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31, 2016	December 31, 2015
	(in thousands)
Federal excise and other passenger taxes and fees payable	$51,475	$38,254
Salaries and wages	44,193	34,123
Airport obligations	34,362	30,849
Aircraft and facility lease obligations	25,577	24,014
Aircraft maintenance	25,093	21,688
Interest payable	18,265	12,355
Fuel	7,529	7,084
Other	21,643	14,362
Other current liabilities	$228,137	$182,729

6.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time may use a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

Notes to Condensed Financial Statements—(Continued)

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

The Company accounts for its fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during the three months ended March 31, 2016. The Company did not elect hedge accounting on any fuel derivative instruments entered into during the three months ended March 31, 2015 and, as a result, changes in the fair value of these fuel derivative contracts are recorded in aircraft fuel expense. During the three months ended March 31, 2016, the Company did not pay any premiums to acquire jet fuel options. During the three months ended March 31, 2015, the Company paid $2.1 million in premiums for the acquisition of jet fuel options.
The following table summarizes the components of aircraft fuel expense for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Into-plane fuel cost	$85,982	$108,124
Realized losses (gains) related to fuel derivative contracts, net	—	2,607
Unrealized losses (gains) related to fuel derivative contracts, net	—	1,695
Aircraft fuel	$85,982	$112,426
Premiums and settlements received or paid on fuel derivative contracts are reflected in the accompanying statements of cash flows in net cash provided by operating activities.
As of March 31, 2016 and December 31, 2015, the Company did not have any outstanding fuel derivatives and had no fuel hedging activity for the three months ended March 31, 2016.
Interest Rate Swaps
During 2015, the Company settled six forward interest rate swaps that were designed to fix the benchmark interest rate component of interest payments on the debt related to three Airbus A321 aircraft, which the Company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps were designated as cash flow hedges. The Company accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). As of March 31, 2016 and December 31, 2015, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. For the three months ended March 31, 2016, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. For the three months ended March 31, 2015, an unrealized loss of $1.6 million, net of deferred taxes of $0.9 million, was recorded within AOCI related to these instruments. For the three months ended March 31, 2016, the Company reclassified $0.1 million of interest rate swap losses into earnings.

Notes to Condensed Financial Statements—(Continued)

For the three months ended March 31, 2015, there were no amounts reclassified to earnings within interest expense. As of March 31, 2016, $1.5 million, net of tax, remained in AOCI.

7.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2016, the Company's aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320ceo	A320neo	A321ceo	A321neo	A320neo	Total
remainder of 2016	1		7		5	13
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	11	40	22	10	5	88

The Company also has four spare engine orders for V2500 SelectOne engines with International Aero Engines (IAE) and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Purchase commitments for these aircraft and spare engines, including estimated amounts for contractual price escalations and pre-delivery payments, are estimated to be approximately $405 million for the remainder of 2016, $767 million in 2017, $621 million in 2018, $704 million in 2019, $706 million in 2020, and $812 million in 2021 and beyond. The Company has secured debt financing commitments of $308.5 million for the eight aircraft scheduled for delivery in the remainder of 2016. See Note 9, Long-Term Debt - 2015-1 EETCs. In addition, the Company has secured financing for five aircraft to be leased directly from a third party, also scheduled for delivery in 2016. The Company does not have financing commitments in place for the remaining 75 Airbus aircraft currently on firm order, which are scheduled for delivery in 2017 through 2021.
Principal and interest commitments related to the Company's future secured debt financing are approximately $27.7 million for the remainder of 2016, $52.9 million in 2017, $40.9 million in 2018, $37.2 million in 2019, $34.3 million in 2020, and $315.9 million in 2021 and beyond.
As of March 31, 2016, the Company had a fleet consisting of 83 A320 family aircraft. During the three months ended March 31, 2016, the Company took delivery of four aircraft financed under secured debt arrangements and purchased two previously leased aircraft. For further discussion on the two previously leased aircraft, refer to Note 3, Special Charges. These aircraft are capitalized within flight equipment and generally have depreciable lives of 25 years and estimated residual values of 10%. As of March 31, 2016, the Company had 59 aircraft and 11 spare engines financed under operating leases with lease term expiration dates ranging from 2016 to 2027. The Company entered into sale and leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale and leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
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

Notes to Condensed Financial Statements—(Continued)

Future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year at March 31, 2016 were as follows:

	Operating Leases
	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating Lease Obligations
	(in thousands)
remainder of 2016	$156,000	$23,406	$179,406
2017	197,959	27,175	225,134
2018	179,600	28,366	207,966
2019	152,236	26,924	179,160
2020	141,894	19,083	160,977
2021 and thereafter	495,518	61,646	557,164
Total minimum lease payments	$1,323,207	$186,600	$1,509,807
Aircraft rent expense consists of all minimum lease payments under the terms of our aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or expected to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable return condition obligations. The Company expects supplemental rent to increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft.
Some of the Company’s master lease agreements provide that the Company pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $5.6 million for the remainder of 2016, $6.8 million in 2017, $5.8 million in 2018, $4.2 million in 2019, $3.9 million in 2020, and $10.2 million in 2021 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to either (1) the amount of the maintenance reserves held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. The Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. (Airbus) to reconfigure the seating and increase capacity in 40 of the Company’s existing A320 aircraft from 178 to 182 seats (reconfiguration). The reconfiguration of the aircraft commenced in the first quarter of 2016 and is expected to be completed during the second quarter of 2017. The cost of the reconfiguration is expected to be approximately $0.6 million per aircraft and purchase commitments for these are estimated to be approximately $13.3 million for the remainder of 2016, $2.5 million in 2017 and none thereafter.
In September 2015, the Company executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, the Company leases a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000 square foot hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of the Company's growing fleet and to reduce dependence on third-party facilities and contract line maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, ownership will automatically pass to the Authority. The Company estimates it will complete the project during the fourth quarter of 2016 at a cost of approximately $32 million. The Company will depreciate all capitalized costs related to the project over the lesser of the useful life of the asset or the lease term.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and advertising media as of March 31, 2016: $3.7 million for the remainder of 2016, $3.9 million in 2017, $2.6 million in 2018, and none thereafter. The Company's current agreement with its reservation system provider expires in 2018.

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
The Company's credit card processors do not require the Company to maintain cash collateral if the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of March 31, 2016 and December 31, 2015, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of March 31, 2016 and December 31, 2015, was $311.4 million and $250.2 million, respectively.
Employees
The Company has four union-represented employee groups that together represent approximately 74% of all employees at March 31, 2016. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of March 31, 2016.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	26%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	August 2007	43%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	4%
In March 2016, under the supervision of the National Mediation Board (NMB), the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. This tentative agreement is subject to ratification by the flight attendant membership. The ratification vote will conclude on May 5, 2016. In connection with this tentative agreement, the Company has agreed upon a $9.6 million ratification incentive payment to be made to the flight attendants upon ratification of the agreement. The Company had previously accrued $1.2 million related to this incentive and, during the three months ended March 31, 2016, accrued an additional $8.4 million recorded within salaries, wages and benefits in the Company's statements of operations.
In August 2015, the Company's collective bargaining agreement with its pilot union, ALPA, became amendable. Currently, the Company is in bargaining with ALPA under Section 6 of the RLA to reach a new contract. Under the RLA, the parties' current agreement remains in effect during bargaining.
In July 2014, certain ramp service agents directly employed by the Company voted to be represented by the IAMAW. In May 2015, the Company entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms, and the Company is continuing the process of negotiating a final collective bargaining agreement with the IAMAW. As of March 31, 2016, ramp service agents represented by the IAMAW service 1 of the 56 airports where the Company operates.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but

Notes to Condensed Financial Statements—(Continued)

not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4.2 million and $4.3 million in health care claims as of March 31, 2016 and December 31, 2015, respectively.

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
Fuel Derivative Instruments
From time to time, the Company may enter into fuel derivative contracts in order to mitigate the risk of future volatility in fuel prices. The Company’s fuel derivative contracts generally consist of jet fuel swaps and jet fuel options. These instruments are valued using energy and commodity market data, which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities.
The Company utilizes the market approach to measure fair value for its fuel derivative instruments, if any. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company does not elect hedge accounting on its fuel derivative instruments. As a result, the Company records the fair value adjustment of its fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within prepaid expenses and other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective date. Fair values of the fuel derivative instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Company determines fair value of jet fuel options utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The fair value of the Company's jet fuel swaps is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it concluded that holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) fair value measurement for the Company's aircraft fuel derivatives. As of March 31, 2016 and December 31, 2015, the Company had no outstanding fuel derivatives.
Long-Term Debt

Notes to Condensed Financial Statements—(Continued)

The estimated fair value of the Company's non-publicly held debt agreements has been determined to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly held debt agreements has been determined to be Level 2, as the Company utilizes quoted market prices to estimate the fair value of its public long-term debt.
The carrying amounts and estimated fair values of the Company's long-term debt at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
Senior long-term debt	$476.2	$476.0	$484.2	$477.8	Level 3
Junior long-term debt	52.6	53.2	54.3	54.6	Level 3
Class A equipment trust certificates	154.2	154.2	95.8	94.8	Level 2
Class B equipment trust certificates	40.5	38.6	25.0	25.2	Level 2
Total long-term debt	$723.5	$722.0	$659.3	$652.4

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2016 and December 31, 2015 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2016
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$902.8	$902.8	$—	$—
Total assets	$902.8	$902.8	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$803.6	$803.6	$—	$—
Total assets	$803.6	$803.6	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended March 31, 2016 and December 31, 2015.

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

9.	Long-Term Debt

As of March 31, 2016, the Company has issued non-public and public debt instruments. The Company's indebtedness includes the 2014 Framework Agreement, the 2015 Facility Agreements and the 2015-1 EETCs, as defined in the Company's Form 10-K for the year ended December 31, 2015.

2015-1 EETCs

In August 2015, the Company created two separate pass-through trusts, which issued approximately $576.6 million aggregate face amount of Series 2015-1 Class A and Class B enhanced equipment trust certificates (EETCs) in connection with the financing of 15 aircraft. Each class of certificates represents a fractional undivided interest in the respective pass-through trusts and is not an obligation of the Company. The proceeds from the issuance of these certificates are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. As of March 31, 2016, $194.7 million of the proceeds from the sale of the 2015-1 EETCs had been used to purchase equipment notes in connection with the financing of one Airbus A320 aircraft and four Airbus A321 aircraft. On March 31, 2016, the Company took delivery of two aircraft for which escrowed proceeds in the amount of $73.4 million were used to purchase equipment notes in April 2016. For further discussion of these two March 2016 aircraft deliveries, refer to Note 10, Subsequent Events. The remaining eight aircraft are scheduled for delivery between April 2016 and December 2016.

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

Long-term debt is comprised of the following:

	As of		Three Months Ended March 31,
	March 31, 2016	December 31, 2015	2016	2015
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$476.2	$484.2	4.10%	4.10%
Fixed-rate junior term loans due through 2022	52.6	54.3	6.90%	6.89%
Fixed-rate class A enhanced equipment trust certificates due through 2028	154.2	95.8	4.03%	N/A
Fixed-rate class B enhanced equipment trust certificates due through 2024	40.5	25.0	4.37%	N/A
Long-term debt	$723.5	$659.3
Less current maturities	53.0	49.6
Less unamortized discounts, net	15.4	13.0
Total	$655.1	$596.7
During the three months ended March 31, 2016 and 2015, the Company made scheduled principal payments of $9.7 million and $2.6 million on its outstanding debt obligations, respectively.
At March 31, 2016, long-term debt principal payments for the next five years and thereafter are as follows:

Notes to Condensed Financial Statements—(Continued)

March 31, 2016
(in millions)
remainder of 2016	$45.0
2017	55.2
2018	58.4
2019	59.1
2020	59.2
2021 and thereafter	446.6
Total debt principal payments	$723.5

Interest Expense

Interest expense related to long-term debt consists of the following:

	Three Months Ended March 31
	2016	2015
	(in thousands)
Senior term loans	$5,048	$2,194
Junior term loans	937	419
Class A enhanced equipment trust certificates	1,183	—
Class B enhanced equipment trust certificates	336	—
Commitment fees	35	—
Amortization of debt discounts	516	159
Total	$8,055	$2,772

10.	Subsequent Events

On March 31, 2016, the Company took delivery of two A320 family aircraft, which were purchased with cash of $63.0 million and utilized pre-delivery deposits in the amount of $24.5 million. The Company financed the purchase of these aircraft with secured equipment notes that were issued on April 5, 2016, in exchange for $73.4 million of escrowed funds for such aircraft held in connection with the Company's 2015-1 EETC. Refer to Note 9 - Long-term Debt, herein for further discussion of the Company's 2015-1 EETC. These notes will accrue interest at a blended rate of 4.15% per annum.

On April 12, 2016, the Company took delivery of one A321 aircraft financed through the 2015-1 EETCs and recorded debt of $39.7 million.

On April 21, 2016, the Company purchased one A319 aircraft, which was formerly financed under an operating lease agreement, at a purchase price of $22.0 million. The Company will record the aircraft at the lower of cost or estimated fair value within flight equipment.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines is an ultra low-cost, low-fare airline that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM, the youngest fleet of any major U.S. airline, currently operates more than 400 daily flights to 56 destinations in the United States, Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE."

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally by offering customers our Bare FaresTM, which are unbundled base fares that remove components traditionally included in the price of an airline ticket. We then give customers Frill ControlTM, which provides customers the freedom to save by paying only for the options they choose such as bags, advance seat assignments and refreshments. We record revenue related to these options in our financial statements as non-ticket revenue.

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

We compete based on total price. We believe other airlines have used an all-inclusive pricing concept to effectively maintain higher total prices to consumers, rather than lowering fares by unbundling each product or service. For example, carriers that tout “free bags” have included the cost of checking bags in the total ticket price, which does not allow passengers to see how much they would save if they did not check luggage. We believe that we and our customers benefit when we allow our customers to know the total price of their travel by breaking out the cost of optional products or services.

We allow our customers to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower than other airlines on average. In 2014, we launched a brand campaign, which we are continuing in 2016, to educate the public on how our unbundled pricing model works and how it gives them a choice on how they spend their money and saves them money compared to other airlines.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Percent Change
	2016	2015
Operating Statistics (unaudited) (A):
Average aircraft	80.6	67.3	19.8%
Aircraft at end of period	83	70	18.6%
Average daily aircraft utilization (hours)	12.8	12.7	0.8%
Average stage length (miles)	995	991	0.4%
Block hours	93,545	77,035	21.4%
Departures	35,160	29,044	21.1%
Passenger flight segments (PFSs) (thousands)	4,988	3,980	25.3%
Revenue passenger miles (RPMs) (thousands)	5,070,313	4,017,559	26.2%
Available seat miles (ASMs) (thousands)	5,983,005	4,729,463	26.5%
Load factor (%)	84.7%	84.9%	(0.2) pts
Average ticket revenue per passenger flight segment ($)	54.65	68.71	(20.5)%
Average non-ticket revenue per passenger flight segment ($)	53.23	55.25	(3.7)%
Total revenue per passenger flight segment ($)	107.88	123.96	(13.0)%
Average yield (cents)	10.61	12.28	(13.6)%
TRASM (cents)	8.99	10.43	(13.8)%
CASM (cents)	7.30	8.12	(10.1)%
Adjusted CASM (cents)	7.03	8.06	(12.8)%
Adjusted CASM ex-fuel (cents)	5.59	5.72	(2.3)%
Fuel gallons consumed (thousands)	70,550	56,723	24.4%
Average economic fuel cost per gallon ($)	1.22	1.95	(37.4)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the first quarter of 2016, we achieved a 18.8% operating margin, a decrease of 3.3 points compared to the prior year period. We generated pre-tax income of $98.1 million and net income of $61.9 million on operating revenues of $538.1 million. For the first quarter of 2015, we generated pre-tax income of $109.0 million and net income of $69.0 million on operating revenues of $493.4 million.
Our adjusted CASM ex-fuel for the first quarter of 2016 was 5.59 cents, a 2.3% decrease year over year. This decrease was primarily due to a decrease in aircraft rent per ASM driven by a change in the mix of leased and purchased aircraft. The benefit noted in aircraft rent expense on a per-ASM basis was partially offset by higher other operating expense related to increased passenger re-accommodation expense and higher depreciation and amortization expense related to the depreciation of purchased aircraft. Additionally, labor expense per ASM was higher year over year due to the accrual of a non-recurring ratification incentive payment of $8.4 million related to our tentative agreement with our flight attendants.
As of March 31, 2016, we had 83 Airbus A320-family aircraft in our fleet comprised of 29 A319s, 44 A320s, and 10 A321s. With the scheduled delivery of 13 aircraft and the return of 3 aircraft during the remainder of 2016, we expect to end 2016 with 93 aircraft in our fleet.
Comparison of three months ended March 31, 2016 to three months ended March 31, 2015
Operating Revenues

Operating revenues increased $44.8 million, or 9.1%, to $538.1 million for the first quarter of 2016, as compared to the first quarter of 2015, due primarily to an increase in traffic of 26.2%, partially offset by lower passenger yields as a result of continued competitive pressures from major U.S. carriers aggressively discounting fare prices in the current period.
Total revenue per available seat mile (TRASM) for the first quarter of 2016 was 8.99 cents, a decrease of 13.8%, compared to the first quarter of 2015. Total revenue per passenger flight segment decreased 13.0%, year over year, primarily driven by a decrease of 20.5% in ticket revenue per passenger flight segment. These decreases were driven by a 13.6% decrease in average yield, period over period, as a result of competitive pressures noted above during the current period.
Our non-ticket revenue per passenger flight segment declined to a lesser extent, by 3.7%, despite the increased competitive pressures noted above. Our unbundling model provides a more stable revenue stream as demonstrated during periods of lower passenger ticket yields. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to slightly lower bag and change fee revenue per flight segment.

Operating Expenses
Operating expenses increased $52.7 million, or 13.7%, to $436.8 million for the first quarter of 2016 compared to $384.1 million for the first quarter of 2015, primarily due to a 26.5% growth in capacity, partially offset by a 23.5% decrease in aircraft fuel expense resulting from lower fuel prices per gallon, as compared to the prior year period.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. Management chose not to elect hedge accounting on any fuel derivative instruments during 2016 or 2015 and, as a result, changes in the fair value of these fuel derivative contracts are recorded each period in aircraft fuel expense.
Aircraft fuel expense decreased in the first quarter of 2016 by $26.4 million, or 23.5%, compared to $112.4 million in the first quarter of 2015, due primarily to a 37.4% decrease in average economic fuel price per gallon, partially offset by a 24.4% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	70,550	56,723	24.4%
Into-plane fuel cost per gallon	1.22	1.91	(36.1)%
Into-plane fuel expense	85,982	108,124	(20.5)%
Realized losses (gains) related to fuel derivative contracts, net	—	2,607	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	1,695	NM
Aircraft fuel expense (per statement of operations)	$85,982	$112,426	(23.5)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 36.1% was primarily a result of a decrease in jet fuel prices.

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

The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2016	2015
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$85,982	$108,124	(20.5)%
Realized losses (gains) related to fuel derivative contracts, net	—	2,607	NM
Economic fuel expense	$85,982	$110,731	(22.4)%
Fuel gallons consumed	70,550	56,723	24.4%
Economic fuel cost per gallon	$1.22	$1.95	(37.4)%

During the three months ended March 31, 2016, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts, as we have in prior periods. During the three months ended March 31, 2015, we paid $2.1 million in premiums to acquire jet fuel options, with options scheduled to expire during the three months ended March 31, 2015 and future periods. Total realized loss recognized for fuel derivatives that expired during the first quarter of 2015 was $2.6 million. Total realized losses include cash paid for premiums during the three months ended March 31, 2015 and previous periods of $2.7 million, which expired during the three months ended March 31, 2015, and cash received for settlement of fuel derivatives of $0.1 million. We had $1.7 million in unrealized gains and losses related to our outstanding fuel derivatives during the three months ended March 31, 2015.
From time to time, we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of March 31, 2016, we had no outstanding fuel derivatives.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per ASM, or unit cost, for the three months ended March 31, 2016 and 2015, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Per-ASM Change	Percent Change
	2016	2015
	(in cents, except for percentages)
Aircraft fuel	1.44	2.38	(0.94)	(39.5)%
Salaries, wages, and benefits	1.95	1.88	0.07	3.7%
Aircraft rent	0.87	1.12	(0.25)	(22.3)%
Landing fees and other rents	0.58	0.65	(0.07)	(10.8)%
Distribution	0.38	0.43	(0.05)	(11.6)%
Maintenance, materials and repairs	0.35	0.41	(0.06)	(14.6)%
Depreciation and amortization	0.39	0.31	0.08	25.8%
Other operating	1.07	0.92	0.15	16.3%
Loss on disposal of assets	—	0.01	(0.01)	NM
Special charges	0.27	0.01	0.26	NM
CASM	7.30	8.12	(0.82)	(10.1)%
Adjusted CASM (1)	7.03	8.06	(1.03)	(12.8)%
Adjusted CASM ex-fuel (2)	5.59	5.72	(0.13)	(2.3)%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2016		2015
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.30		8.12
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$1.7	0.04
Loss on disposal of assets	0.2	—	0.6	0.01
Special charges	16.2	0.27	0.4	0.01
Adjusted CASM (cents)		7.03		8.06

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges.
Our Adjusted CASM ex-fuel for the first quarter of 2016 was down 2.3% as compared to the first quarter of 2015. The decrease on a per-ASM basis was primarily a result of a decrease in aircraft rent expense per ASM due to our newer aircraft being purchased under secured debt financing rather than being leased through operating leases, as is the case with the older aircraft in our fleet.
Labor costs for the first quarter of 2016 increased $27.4 million, or 30.9%, compared to the first quarter of 2015, primarily driven by a 32.9% increase in our pilot and flight attendant workforce resulting from the introduction of 13 new aircraft since the first quarter of 2015. On both a dollar and per-ASM basis, labor costs increased as a result of the accrual of a non-recurring ratification incentive in the amount of $8.4 million recorded during the three months ended March 31, 2016, related to our tentative agreement for a five-year contract with our flight attendants. Scale benefits from overall growth as well as larger gauge aircraft partially offset the increase on a per-ASM basis.
Aircraft rent expense for the first quarter of 2016 decreased by $0.6 million, or 1.1%, compared to the first quarter of 2015. The decrease in aircraft rent expense was primarily driven by the purchase of two aircraft formerly operated under operating leases, which was completed in February 2016. For further discussion on this purchase, please see "Notes to Condensed Financial Statements - 3. Special Charges." On a per-ASM basis, aircraft rent expense decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of 13 purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as result of these purchases.
Landing fees and other rents for the first quarter of 2016 increased $4.3 million, or 13.9%, as compared to the first quarter of 2015, primarily due to a 21.1% increase in departures. On a per-ASM basis, landing fees and other rents decreased due to scale benefits from increased volume at our airports.
Distribution costs increased by $2.4 million, or 11.9%, in the first quarter of 2016 as compared to the first quarter of 2015. The increase was primarily due to increased sales volume. On a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees year over year.
Maintenance, materials and repairs expense for the first quarter of 2016 increased by $1.8 million, or 9.3%, compared to the first quarter of 2015. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, our growth outpaced the increase in maintenance costs during the period, as compared to the prior year period. In addition, the timing and mix of maintenance events resulted in lower cost events in the current year period as compared to the prior year period. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $11.9 million and $9.4 million for the first quarters of 2016 and 2015, respectively. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $32.9 million and $28.6 million for the first quarters of 2016 and 2015, respectively.

Depreciation and amortization increased by $8.2 million compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to depreciation expense resulting from the purchase of 15 aircraft made since the first quarter of 2015.
Other operating expense for the first quarter of 2016 increased by $20.2 million, or 46.1%, compared to the first quarter of 2015 due to an increase in overall operations. As compared to the prior year period, we increased departures by 21.1% and had 25.3% more passenger flight segments, which drove increases in variable operating expenses. In addition, higher passenger re-accommodation expense, year over year, drove an increase in other operating expense on both a dollar and per-ASM basis.

Special charges for the three months ended March 31, 2016 consisted of $16.2 million in lease termination charges recognized in connection with the purchase of two aircraft formerly financed under operating lease agreements. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the aircraft.

Other Income (Expenses)

Our interest expense and corresponding capitalized interest for the three months ended March 31, 2016 and 2015 primarily represents interest related to the financing of purchased aircraft. As of March 31, 2016 and 2015, the Company had 20 and 9 purchased aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements - 9. Long-term Debt" for further discussion.

Our interest income for the three months ended March 31, 2016 primarily represents interest income earned on funds required to be held in escrow in accordance with the terms of our EETC.

Income Taxes
Our effective tax rate for the first quarter of 2016 was 36.9% compared to 36.7% for the first quarter of 2015. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments (PDPs) and maintenance reserves. Our total cash at March 31, 2016 was $902.8 million, an increase of $99.2 million from December 31, 2015.
Currently, our single largest capital need is funding the acquisition costs of our aircraft. Aircraft are acquired through sale leaseback transactions, debt financing or cash purchases. In sale leaseback transactions, capital is needed to fund the initial purchase of the aircraft prior to the sale to the lessor. During the three months ended March 31, 2016, we entered into no sale leaseback transactions as all of our aircraft deliveries for the current period were financed through secured debt. We purchased two aircraft that were previously financed under operating leases for $44.0 million, comprised of cash payment of $23.5 million and the non-cash application of maintenance and security deposits held by the previous lessor of $20.5 million. In debt financing transactions, capital is needed to make equity investments in capital assets and payments on debt obligations (principal and interest) after the acquisition of the aircraft. During the three months ended March 31, 2016, we purchased two aircraft through debt financing transactions and made $15.7 million in debt payment obligations (principal and interest). The debt entered into in the current period has maturity dates ranging from 2024 to 2028 and interest rates ranging from 4.100% to 4.450%. Capital resources required under debt financing transactions will generally be higher than those involving sale leaseback transactions.
PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During the three months ended March 31, 2016, we paid $50.4 million of PDPs for future deliveries of aircraft and spare engines. As of March 31, 2016, we had $289.8 million of PDPs on our balance sheet.
As of March 31, 2016, we plan to acquire 13 aircraft through 2016. We have secured debt financing commitments for eight of the aircraft deliveries that will be received from Airbus. The remaining five aircraft will be leased directly from a third party. We do not have financing commitments in place for the remaining 75 Airbus aircraft currently on firm order, which are scheduled for delivery between 2017 and 2021. Future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our fleet, we are required to make maintenance reserve payments for some of the aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the three months ended March 31, 2016, we paid $15.2 million in maintenance reserves and as of March 31, 2016, we had $275.7 million ($79.3 million in aircraft maintenance deposits and $196.5 million in long-term aircraft maintenance deposits) on our balance sheet.
On October 26, 2015, our Board of Directors authorized a new repurchase program of up to $100 million in aggregate value of shares of our Common Stock, par value $0.0001 per share, from time to time in open market or privately negotiated transactions. The authorization will expire on October 26, 2016. The timing and amount of any stock repurchase are subject to prevailing market conditions and other considerations.
Net Cash Flows Provided By Operating Activities. Operating activities in the three months ended March 31, 2016 provided $258.1 million in cash compared to $169.5 million provided in the three months ended March 31, 2015. The increase resulted from a $65.0 million income tax refund during the current period and higher deferrals of income taxes year over year.
Net Cash Flows Used In Investing Activities. In the three months ended March 31, 2016, investing activities used $212.8 million, compared to $236.7 million used in the prior year period. The decrease was mainly driven by the purchase of four new aircraft and two used aircraft purchased off operating lease in the three months ended March 31, 2016, as compared to the purchase of five new aircraft in the three months ended March 31, 2015.
Net Cash Flows Provided By Financing Activities. During the three months ended March 31, 2016, financing activities provided $53.8 million. We received $73.9 million in connection with the debt financing of two of the four aircraft delivered during the three months ended March 31, 2016. We spent $9.6 million to repurchase common stock primarily under our stock repurchase authorization, which became effective in October 2015, and we paid $9.7 million in debt principal payment obligations in the three months ended March 31, 2016 related to the financing of our aircraft.

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, repayment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of March 31, 2016 and the periods in which payments are due (in millions):

	Remainder of 2016	2017 - 2018	2019 - 2020	2021 and beyond	Total
Long-term debt (1)	$45	$114	$118	$447	$724
Interest and fee commitments (2)	26	55	44	74	199
Operating lease obligations	179	433	340	557	1,509
Flight equipment purchase obligations	405	1,388	1,410	812	4,015
Other (3)	17	9	—	—	26
Total future payments on contractual obligations	$672	$1,999	$1,912	$1,890	$6,473

(1) Includes principal only associated with senior term loans due through 2027, junior term loans due through 2022 and Class A and Class B enhanced equipment trust certificates due through 2028 and 2024, respectively. Please see "Notes to Condensed Financial Statements - 9. Long-term Debt."
(2) Related to senior and junior term loans and Class A and Class B enhanced equipment trust certificates only.
(3) Primarily related to the reconfiguration of seating in 40 of our A320ceos from 178 to 182 seats.
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are approximately $5.6 million for the remainder of 2016, $6.8 million in 2017, $5.8 million in 2018, $4.2 million in 2019, $3.9 million in 2020, and $10.2 million in 2021 and beyond.

In August 2015, we created two separate pass-through trusts which issued approximately $576.6 million aggregate face amount of Series 2015-1 Class A and Class B EETCs in connection with the financing of 15 aircraft. The proceeds from the issuance of EETCs are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. As of March 31, 2016, $194.7 million of the proceeds from the sale of the 2015-1 EETCs had been used to purchase equipment notes in connection with the financing of one Airbus A320 aircraft and four Airbus A321 aircraft. On March 31, 2016, we took delivery of two aircraft for which escrowed proceeds in the amount of $73.4 million were used to purchase equipment notes in April 2016. For further discussion of the two March 2016 aircraft deliveries, please see "Notes to Condensed Financial Statements - 10. Subsequent Events." The remaining eight aircraft are scheduled for delivery between April 2016 and December 2016.

Principal and interest commitments related to our future secured debt financing are approximately $27.7 million for the remainder of 2016, $52.9 million in 2017, $40.9 million in 2018, $37.2 million in 2019, $34.3 million in 2020, and $315.9 million in 2021 and beyond.

We evaluated whether the pass-through trusts formed are variable interest entities (VIEs) required to be consolidated by the Company under applicable accounting guidance. We determined that the pass-through trusts are VIEs and that we do not have a variable interest in the pass-through trusts. As such, we are not required to consolidate these pass-through trusts.

In September 2015, we executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, we lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000 square foot hangar facility. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. We estimate the project will be completed during the fourth quarter of 2016. Future commitment amounts for the project are included within operating lease obligations in the table above.

Off-Balance Sheet Arrangements
We have significant lease obligations for our aircraft and spare engines as 59 of our 83 aircraft and all of our 11 spare engines are financed under operating leases and are therefore not reflected on our balance sheets. These leases expire between 2016 and 2027. Aircraft rent payments were $54.3 million and $53.7 million for the three months ended March 31, 2016 and 2015, respectively. Our aircraft lease payments for 56 of our aircraft are fixed-rate obligations. Three of our aircraft leases provide for variable rent payments, which fluctuate based on changes in the London Interbank Offered Rate (LIBOR).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2016, our aircraft orders consisted of the following:

	Airbus				Third-Party Lessor
	A320ceo	A320neo	A321ceo	A321neo	A320neo	Total
remainder of 2016	1		7		5	13
2017	8		10			18
2018	2	6	5			13
2019		3		10		13
2020		13				13
2021		18				18
	11	40	22	10	5	88

We also have four spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be approximately $405 million for the remainder of 2016, $767 million in 2017, $621 million in 2018, $704 million in 2019, $706 million in 2020 and $812 million in 2021 and beyond.
As of March 31, 2016, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $9.8 million.
As of March 31, 2016, we had lines of credit with counterparties for physical fuel delivery and derivatives in the amount of $48.0 million. As of March 31, 2016, we had drawn $7.4 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of March 31, 2016, we did not hold any fuel derivatives.
As of March 31, 2016, we had $6.4 million in uncollateralized surety bonds and $25.2 million in unsecured standby letter of credit facilities of which $14.2 million had been drawn upon for issued letters of credit.

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
“RLA” means the United States Railway Labor Act.
“Total operating revenue per-ASM,” “TRASM” or “unit revenue” means operating revenue divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2016 and 2015 represented 19.7% and 29.3% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $43.5 million.

As of March 31, 2016 and December 31, 2015, we had no outstanding jet fuel derivatives. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on three of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of March 31, 2016, we had $723.5 million outstanding in fixed-rate debt related to the purchase of 13 Airbus A320 aircraft and 7 Airbus A321 aircraft which had a fair value of $722.0 million. As of December 31, 2015, we had $659.3 million outstanding in fixed-rate debt related to the purchase of 12 Airbus A320 aircraft and 6 Airbus A321 aircraft, which had a fair value of $652.4 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
We implemented TRAX, a new scalable maintenance, repair, operations (MRO) system to improve the tracking of all maintenance related financial transactions. We have made appropriate changes to our internal controls over financial reporting to accommodate the implementation of the MRO system. There were no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 17, 2016. Investors are urged to review these risk factors carefully.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the first quarter of 2016. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock or performance share awards as well as open market repurchases made under our stock repurchase authorization that became effective in October 2015, which authorizes the repurchase of up to $100 million of the Company's common stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy minimum withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1-31, 2016	3,089	$38.54	—	$100,000,000
February 1-29, 2016	27,016	$47.17	—	$100,000,000
March 1-31, 2016	233,608	$47.94	229,025	$89,023,594
Total	263,713	$47.75	229,025

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

SPIRIT AIRLINES, INC.

Date: April 26, 2016	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer