Form 10-Q
period 2016-06-30
Spirit Airlines, Inc.
filed 2016-07-29
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 22, 2016:

Class	Number of Shares
Common Stock, $0.0001 par value	70,020,919

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating revenues:
Passenger	$296,401	$308,573	$569,027	$582,039
Non-ticket	287,732	244,848	553,249	464,737
Total operating revenues	584,133	553,421	1,122,276	1,046,776

Operating expenses:
Aircraft fuel	113,192	127,907	199,174	240,333
Salaries, wages and benefits	112,930	97,037	229,340	186,094
Aircraft rent	49,864	53,127	102,066	105,915
Landing fees and other rents	39,944	33,364	74,751	63,910
Distribution	24,692	22,349	47,625	42,846
Maintenance, materials and repairs	20,627	21,271	41,567	40,431
Depreciation and amortization	24,957	17,139	48,066	32,002
Other operating	67,511	58,173	131,556	101,920
Loss on disposal of assets	529	415	743	1,010
Special charges	8,052	324	24,254	749
Total operating expenses	462,298	431,106	899,142	815,210

Operating income	121,835	122,315	223,134	231,566

Other (income) expense:
Interest expense	10,166	4,419	18,226	7,231
Capitalized interest	(2,771)	(2,829)	(6,096)	(5,362)
Interest income	(1,447)	(177)	(3,013)	(311)
Other expense	157	44	227	116
Total other (income) expense	6,105	1,457	9,344	1,674

Income before income taxes	115,730	120,858	213,790	229,892
Provision for income taxes	42,646	44,154	78,786	84,186

Net income	$73,084	$76,704	$135,004	$145,706
Basic earnings per share	$1.03	$1.06	$1.90	$2.00
Diluted earnings per share	$1.03	$1.05	$1.89	$1.99
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$73,084	$76,704	$135,004	$145,706
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $0, $749, $0 and ($191)	—	1,238	—	(356)
Interest rate swap losses reclassified into earnings	88	—	178	—
Other comprehensive income (loss)	$88	$1,238	$178	$(356)
Comprehensive income	$73,172	$77,942	$135,182	$145,350

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$1,014,080	$803,632
Accounts receivable, net	40,650	28,266
Aircraft maintenance deposits	77,590	73,415
Prepaid income taxes	2,835	72,278
Prepaid expenses and other current assets	48,624	48,749
Total current assets	1,183,779	1,026,340

Property and equipment:
Flight equipment	1,225,219	827,282
Ground and other equipment	103,986	82,459
Less accumulated depreciation	(90,577)	(65,524)
	1,238,628	844,217
Deposits on flight equipment purchase contracts	249,360	286,837
Long-term aircraft maintenance deposits	201,925	206,485
Deferred heavy maintenance, net	75,172	89,127
Other long-term assets	81,336	77,539
Total assets	$3,030,200	$2,530,545

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$27,728	$17,043
Air traffic liability	283,851	216,831
Current maturities of long-term debt	78,596	49,637
Other current liabilities	217,370	182,729
Total current liabilities	607,545	466,240

Long-term debt, less current maturities	836,418	596,693
Long-term deferred income taxes	267,379	221,481
Deferred gains and other long-term liabilities	19,541	20,821
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	547,763	544,277
Treasury stock, at cost	(180,756)	(116,182)
Retained earnings	933,758	798,754
Accumulated other comprehensive loss	(1,455)	(1,546)
Total shareholders’ equity	1,299,317	1,225,310
Total liabilities and shareholders’ equity	$3,030,200	$2,530,545
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income	$135,004	$145,706
Adjustments to reconcile net income to net cash provided by operations:
Unrealized losses on open derivative contracts, net	—	4,257
Losses reclassified from other comprehensive income	178	—
Equity-based compensation	3,905	4,743
Allowance for doubtful accounts	221	8
Amortization of deferred gains and losses	2,810	397
Depreciation and amortization	48,066	32,002
Deferred income tax expense	45,810	559
Loss on disposal of assets	743	1,010
Lease termination cost	24,254	—
Changes in operating assets and liabilities:
Accounts receivable	(12,662)	(8,137)
Aircraft maintenance deposits	(29,721)	(4,621)
Prepaid income taxes	69,444	—
Long-term deposits and other assets	(22,055)	(10,930)
Accounts payable	3,024	7,856
Air traffic liability	66,531	90,056
Other liabilities	25,269	36,728
Net cash provided by operating activities	360,821	299,634
Investing activities:
Proceeds from sale of property and equipment	50	—
Capitalized interest	(4,554)	(2,763)
Pre-delivery deposits for flight equipment, net of refunds	(60,772)	(70,971)
Purchase of property and equipment	(303,175)	(308,163)
Net cash used in investing activities	(368,451)	(381,897)
Financing activities:
Proceeds from issuance of long-term debt	300,547	296,000
Proceeds from stock options exercised	92	23
Payments on debt and capital lease obligations	(19,665)	(8,940)
Proceeds from sale and leaseback transactions	—	7,300
Excess tax benefit (deficiency) from equity-based compensation	(511)	8,504
Repurchase of common stock	(62,278)	(79,415)
Debt issuance costs	(107)	(4,669)
Net cash provided by financing activities	218,078	218,803
Net increase in cash and cash equivalents	210,448	136,540
Cash and cash equivalents at beginning of period	803,632	632,784
Cash and cash equivalents at end of period	$1,014,080	$769,324
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$21,804	$1,758
Income taxes paid, net of refunds	$(36,142)	$54,198

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
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
In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for the Company in the first quarter of 2018. Early adoption is permitted, but not before the first quarter of 2017. Entities have the option to use either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has neither determined the full impact this standard may have on its financial statements nor decided upon the planned method of adoption. While the Company is still evaluating the impact, it expects the accounting for its frequent flier program to be impacted as ASU 2014-09 will no longer allow use of the incremental cost method when recording revenue related to the Company's loyalty programs. The Company also expects the timing of recognition of certain ancillary fees to be impacted by adoption of ASU 2014-09.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the new guidance and believes adoption of this standard will have a significant impact on its balance sheets although adoption is not expected to significantly change the recognition, measurement or presentation of lease expenses within the statements of operations and cash flows.

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. The new guidance is effective for the Company in the first quarter of 2017, with early adoption permitted. The Company is in the process of evaluating the impact of adoption of this guidance on its financial statements.

3.	Special Charges

During the six months ended June 30, 2016, the Company purchased three A319 aircraft which were formerly financed under operating lease agreements. The purchase price of the three aircraft was $65.9 million, comprised of cash payment of $33.8 million and the application of maintenance and security deposits held by the previous lessors of $32.1

Notes to Condensed Financial Statements—(Continued)

million. The Company estimated the fair value of the aircraft to be $41.2 million and has recorded the three purchased aircraft within flight equipment on the condensed balance sheets. The Company determined the valuation of the aircraft based on a third-party appraisal considering the condition of each aircraft (a Level 3 measurement). The Company recognized the $24.3 million excess of the purchase price paid over the fair value of the aircraft as a cost of terminating the leases within special charges on the statement of operations.

4.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands, except per share amounts)
Numerator
Net income	$73,084	$76,704	$135,004	$145,706
Denominator
Weighted-average shares outstanding, basic	70,770	72,518	71,173	72,784
Effect of dilutive stock awards	143	283	174	299
Adjusted weighted-average shares outstanding, diluted	70,913	72,801	71,347	73,083
Net income per share
Basic earnings per common share	$1.03	$1.06	$1.90	$2.00
Diluted earnings per common share	$1.03	$1.05	$1.89	$1.99

Anti-dilutive weighted-average shares	54	56	69	42

5.	Accrued Liabilities
Other current liabilities as of June 30, 2016 and December 31, 2015 consist of the following:

	June 30, 2016	December 31, 2015
	(in thousands)
Federal excise and other passenger taxes and fees payable	$58,369	$38,254
Airport obligations	39,721	30,849
Salaries and wages	36,943	34,123
Aircraft and facility lease obligations	26,040	24,014
Aircraft maintenance	19,957	21,688
Interest payable	8,764	12,355
Fuel	8,667	7,084
Other	18,909	14,362
Other current liabilities	$217,370	$182,729

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

The Company accounts for its fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during the three and six months ended June 30, 2016. The Company did not elect hedge accounting on any fuel derivative instruments entered into during the three and six months ended June 30, 2015 and, as a result, changes in the fair value of these fuel derivative contracts are recorded in aircraft fuel expense. During the three and six months ended June 30, 2016, the Company did not pay any premiums to acquire jet fuel options. During the three months ended June 30, 2015, the Company did not pay any premiums to acquire jet fuel options. During the six months ended June 30, 2015, the Company paid $2.1 million in premiums for the acquisition of jet fuel options.

The following table summarizes the components of aircraft fuel expense for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Into-plane fuel cost	$113,192	$127,344	$199,174	$235,468
Realized losses (gains) related to fuel derivative contracts, net	—	4,232	—	6,839
Unrealized losses (gains) related to fuel derivative contracts, net	—	(3,669)	—	(1,974)
Aircraft fuel	$113,192	$127,907	$199,174	$240,333
Any premiums and settlements received or paid on fuel derivative contracts are reflected in the accompanying statements of cash flows in net cash provided by operating activities.
As of June 30, 2016 and December 31, 2015, the Company did not have any outstanding fuel derivatives and had no fuel hedging activity for the three and six months ended June 30, 2016.
Interest Rate Swaps
During 2015, the Company settled six forward interest rate swaps that were designed to fix the benchmark interest rate component of interest payments on the debt related to three Airbus A321 aircraft, which the Company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps were designated as cash flow hedges. The Company accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). As of June 30, 2016 and December 31, 2015, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. For the three and six months ended June 30, 2016, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. For the three and six months ended June 30, 2015, an unrealized gain of $1.2 million and an unrealized loss of $0.4 million, net of deferred taxes of $0.7 million and

Notes to Condensed Financial Statements—(Continued)

$0.2 million, respectively, was recorded within AOCI related to these instruments. For the three and six months ended June 30, 2016, the Company reclassified $0.1 million and $0.2 million of interest rate swap losses into earnings, respectively. For the three and six months ended June 30, 2015, there were no amounts reclassified to earnings within interest expense. As of June 30, 2016, $1.5 million, net of tax, remained in AOCI.

7. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2016, the Company's aircraft orders consisted of the following:

	Airbus			Third-Party Lessor
	A320ceo	A320neo	A321ceo	A320neo	Total
remainder of 2016			3	5	8
2017	4		11		15
2018	5	4	5		14
2019	1	12			13
2020		16			16
2021		18			18
	10	50	19	5	84

On April 27, 2016, the Company entered into an amendment to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S., dated May 5, 2004 (Airbus Amendment) which included the conversion of ten Airbus A321neo orders to Airbus A320neo orders. The Company also has four spare engine orders for V2500 SelectOne engines with International Aero Engines (IAE) and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Purchase commitments for these aircraft and spare engines, including estimated amounts for contractual price escalations and pre-delivery payments, are estimated to be approximately $209 million for the remainder of 2016, $668 million in 2017, $650 million in 2018, $680 million in 2019, $824 million in 2020, and $803 million in 2021 and beyond. The Company has secured debt financing commitments of $116.7 million for three aircraft scheduled for delivery in the remainder of 2016 and $38.5 million for one aircraft scheduled for delivery in 2017. See Note 9, Long-Term Debt - 2015-1 EETCs. In addition, the Company has secured financing for five aircraft to be leased directly from a third party, scheduled for delivery in 2016. The Company does not have financing commitments in place for the remaining 75 Airbus aircraft currently on firm order, which are scheduled for delivery in 2017 through 2021.
Interest and fee commitments related to our secured debt financing as of June 30, 2016 are approximately $20.2 million for the remainder of 2016, $37.5 million in 2017, $34.0 million in 2018, $30.7 million in 2019, $27.4 million in 2020, and $106.6 million in 2021 and beyond. Principal and interest commitments related to the Company's future secured debt financing are approximately $3.2 million for the remainder of 2016, $23.7 million in 2017, $16.4 million in 2018, $14.9 million in 2019, $14.2 million in 2020, and $131.2 million in 2021 and beyond.
As of June 30, 2016, the Company had a fleet consisting of 87 A320 family aircraft. During the six months ended June 30, 2016, the Company took delivery of eight aircraft financed under secured debt arrangements and purchased three previously leased aircraft. For further discussion on the three previously leased aircraft, refer to Note 3, Special Charges. These aircraft are capitalized within flight equipment and generally have depreciable lives of 25 years and estimated residual values of 10%. As of June 30, 2016, the Company had 58 aircraft and 11 spare engines financed under operating leases with lease term expiration dates ranging from 2016 to 2029. The Company entered into sale and leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale and leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the majority of the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material

Notes to Condensed Financial Statements—(Continued)

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

Future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year at June 30, 2016 were as follows:

	Operating Leases
	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating Lease Obligations
	(in thousands)
remainder of 2016	$101,877	$16,954	$118,831
2017	194,445	28,305	222,750
2018	177,054	27,961	205,015
2019	155,356	24,620	179,976
2020	147,379	17,107	164,486
2021 and thereafter	514,483	51,120	565,603
Total minimum lease payments	$1,290,594	$166,067	$1,456,661
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
Some of the Company’s master lease agreements provide that the Company pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $3.6 million for the remainder of 2016, $6.6 million in 2017, $5.6 million in 2018, $4.2 million in 2019, $3.9 million in 2020, and $10.2 million in 2021 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to either (1) the amount of the maintenance reserves held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of June 30, 2016, the Company was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. (Airbus) to reconfigure the seating and increase capacity in 40 of the Company’s existing A320 aircraft from 178 to 182 seats (reconfiguration). The reconfiguration of the aircraft commenced in the first quarter of 2016 and is expected to be completed during the fourth quarter of 2017. The cost of the reconfiguration is expected to be approximately $0.6 million per aircraft and purchase commitments for the reconfiguration kits are estimated to be approximately $6.6 million for the remainder of 2016, $8.3 million in 2017 and none thereafter.
In September 2015, the Company executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, the Company leases a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-foot hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of the Company's growing fleet and to reduce dependence on third-party facilities and contract line maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, ownership will automatically pass to the Authority. The Company estimates it will complete the project during the fourth quarter of 2016 at a

Notes to Condensed Financial Statements—(Continued)

cost of approximately $32 million. The Company will depreciate all capitalized costs related to the project over the lesser of the useful life of the asset or the lease term.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and advertising media as of June 30, 2016: $2.6 million for the remainder of 2016, $4.3 million in 2017, $2.8 million in 2018, and none thereafter. The Company's current agreement with its reservation system provider expires in 2018.
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
The Company's credit card processors do not require the Company to maintain cash collateral if the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of June 30, 2016 and December 31, 2015, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of June 30, 2016 and December 31, 2015, was $335.7 million and $250.2 million, respectively.
Employees
The Company has four union-represented employee groups that together represented approximately 74% of all employees at June 30, 2016. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of June 30, 2016.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	26%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021	43%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	4%
In March 2016, under the supervision of the National Mediation Board (NMB), the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. In May 2016, the flight attendants voted to approve the new five-year contract with the Company. In connection with this agreement, the Company paid a $9.6 million ratification incentive payment to the flight attendants.
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. The NMB has assigned a mediator and both parties are waiting for the mediator to set meeting dates. Under the RLA, the parties' current agreement remains in effect until an amended agreement is reached.
In July 2014, certain ramp service agents directly employed by the Company voted to be represented by the IAMAW. In May 2015, the Company entered into a five-year interim collective bargaining agreement with the IAMAW, including material

Notes to Condensed Financial Statements—(Continued)

economic terms. In June 2016, the Company ratified the interim agreement and entered into a new five-year collective bargaining agreement with the IAMAW, which is amendable in June 2021. As of June 30, 2016, ramp service agents represented by the IAMAW service 1 of the 56 airports where the Company operates.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.0 million and $4.3 million in health care claims as of June 30, 2016 and December 31, 2015, respectively.

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

The fair value of the Company's jet fuel swaps is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based

Notes to Condensed Financial Statements—(Continued)

on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it concluded that holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) fair value measurement for the Company's aircraft fuel derivatives. As of June 30, 2016 and December 31, 2015, the Company had no outstanding fuel derivatives.
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
The carrying amounts and estimated fair values of the Company's long-term debt at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
Senior long-term debt	$468.2	$470.7	$484.2	$477.8	Level 3
Junior long-term debt	50.7	51.5	54.3	54.6	Level 3
Class A equipment trust certificates	333.3	340.9	95.8	94.8	Level 2
Class B equipment trust certificates	88.1	87.6	25.0	25.2	Level 2
Total long-term debt	$940.3	$950.7	$659.3	$652.4

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2016 and December 31, 2015 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2016
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,014.1	$1,014.1	$—	$—
Total assets	$1,014.1	$1,014.1	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$803.6	$803.6	$—	$—
Total assets	$803.6	$803.6	$—	$—

Total liabilities	$—	$—	$—	$—

Notes to Condensed Financial Statements—(Continued)

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended June 30, 2016 and December 31, 2015.

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

As of June 30, 2016, the Company has issued non-public and public debt instruments. The Company's indebtedness includes the 2014 Framework Agreement, the 2015 Facility Agreements and the 2015-1 EETCs, as defined in the Company's Form 10-K for the year ended December 31, 2015.

2015-1 EETCs

In August 2015, the Company created two separate pass-through trusts, which issued approximately $576.6 million aggregate face amount of Series 2015-1 Class A and Class B enhanced equipment trust certificates (EETCs) in connection with the financing of 15 aircraft. Each class of certificates represents a fractional undivided interest in the respective pass-through trusts and is not an obligation of the Company. The proceeds from the issuance of these certificates are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. As of June 30, 2016, $421.3 million of the proceeds from the sale of the 2015-1 EETCs had been used to purchase equipment notes in connection with the financing of three Airbus A320 aircraft and eight Airbus A321 aircraft. The remaining four aircraft are scheduled for delivery between August 2016 and January 2017.

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

Long-term debt is comprised of the following:

	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2016	December 31, 2015	2016	2015	2016	2015
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$468.2	$484.2	4.10%	4.04%	4.10%	4.04%
Fixed-rate junior term loans due through 2022	50.7	54.3	6.90%	6.89%	6.90%	6.89%
Fixed-rate class A enhanced equipment trust certificates due through 2028	333.3	95.8	4.03%	N/A	4.03%	N/A
Fixed-rate class B enhanced equipment trust certificates due through 2024	88.1	25.0	4.38%	N/A	4.38%	N/A
Long-term debt	$940.3	$659.3
Less current maturities	78.6	49.6
Less unamortized discounts, net	25.3	13.0
Total	$836.4	$596.7
During the six months ended June 30, 2016 and 2015, the Company made scheduled principal payments of $19.6 million and $8.2 million on its outstanding debt obligations, respectively.

Notes to Condensed Financial Statements—(Continued)

At June 30, 2016, long-term debt principal payments for the next five years and thereafter were as follows:

June 30, 2016
(in millions)
remainder of 2016	$44.7
2017	75.6
2018	74.9
2019	74.1
2020	72.6
2021 and thereafter	598.4
Total debt principal payments	$940.3

Interest Expense

Interest expense related to long-term debt consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Senior term loans	$4,964	$3,426	$10,012	$5,620
Junior term loans	905	678	1,842	1,097
Class A enhanced equipment trust certificates	2,698	—	3,881	—
Class B enhanced equipment trust certificates	773	—	1,109	—
Commitment fees	30	—	65	—
Amortization of debt discounts	794	230	1,310	389
Total	$10,164	$4,334	$18,219	$7,106

10.	Subsequent Events

In July 2016, the Company purchased three A319 aircraft, which were formerly financed under operating lease agreements, at a purchase price of $58.8 million. The Company will record the aircraft at the lower of cost or estimated fair value within flight equipment.

Subsequent to June 30, 2016 and through July 28, 2016, the Company repurchased an additional 269 thousand shares of common stock for $12.1 million under the October 2015 repurchase program.

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
Overview

Spirit Airlines is an ultra low-cost, low-fare airline that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM, one of the youngest fleets of any major U.S. airline, currently operates more than 400 daily flights to 56 destinations in the United States, Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE."

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

We allow our customers to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower than other airlines on average. Through branded campaigns, we educate the public on how our unbundled pricing model works, showing them how it gives them choice on how they spend their money and saves them money compared to other airlines.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and six-month periods ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Percent Change
	2016	2015
Operating Statistics (unaudited) (A):
Average aircraft	85.2	71.4	19.3%
Aircraft at end of period	87	73	19.2%
Average daily aircraft utilization (hours)	12.7	12.9	(1.6)%
Average stage length (miles)	971	974	(0.3)%
Block hours	98,399	83,861	17.3%
Departures	38,025	32,164	18.2%
Passenger flight segments (PFSs) (thousands)	5,606	4,514	24.2%
Revenue passenger miles (RPMs) (thousands)	5,549,411	4,481,064	23.8%
Available seat miles (ASMs) (thousands)	6,419,419	5,213,299	23.1%
Load factor (%)	86.4%	86.0%	0.4 pts
Average ticket revenue per passenger flight segment ($)	52.87	68.35	(22.6)%
Average non-ticket revenue per passenger flight segment ($)	51.32	54.24	(5.4)%
Total revenue per passenger flight segment ($)	104.19	122.59	(15.0)%
Average yield (cents)	10.53	12.35	(14.7)%
TRASM (cents)	9.10	10.62	(14.3)%
CASM (cents)	7.20	8.27	(12.9)%
Adjusted CASM (cents)	7.07	8.33	(15.1)%
Adjusted CASM ex-fuel (cents)	5.30	5.80	(8.6)%
Fuel gallons consumed (thousands)	77,013	63,134	22.0%
Average economic fuel cost per gallon ($)	1.47	2.08	(29.3)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2016	2015
Operating Statistics (unaudited) (A):
Average aircraft	82.4	69.3	18.9%
Aircraft at end of period	87	73	19.2%
Average daily aircraft utilization (hours)	12.8	12.8	—%
Average stage length (miles)	983	982	0.1%
Block hours	191,943	160,896	19.3%
Departures	73,185	61,208	19.6%
Passenger flight segments (PFSs) (thousands)	10,594	8,494	24.7%
Revenue passenger miles (RPMs) (thousands)	10,619,724	8,498,622	25.0%
Available seat miles (ASMs) (thousands)	12,402,423	9,942,762	24.7%
Load factor (%)	85.6%	85.5%	0.1 pts
Average ticket revenue per passenger flight segment ($)	53.71	68.52	(21.6)%
Average non-ticket revenue per passenger flight segment ($)	52.22	54.71	(4.6)%
Total revenue per passenger flight segment ($)	105.93	123.23	(14.0)%
Average yield (cents)	10.57	12.32	(14.2)%
TRASM (cents)	9.05	10.53	(14.1)%
CASM (cents)	7.25	8.20	(11.6)%
Adjusted CASM (cents)	7.05	8.20	(14.0)%
Adjusted CASM ex-fuel (cents)	5.44	5.76	(5.6)%
Fuel gallons consumed (thousands)	147,563	119,857	23.1%
Average economic fuel cost per gallon ($)	1.35	2.02	(33.2)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the second quarter of 2016, we achieved a 20.9% operating margin, a decrease of 1.2 points compared to the prior year period. We generated pre-tax income of $115.7 million and net income of $73.1 million on operating revenues of $584.1 million. For the second quarter of 2015, we generated pre-tax income of $120.9 million and net income of $76.7 million on operating revenues of $553.4 million.
For the second quarter of 2016, our CASM decreased 12.9% from 8.27 cents to 7.20 cents. Excluding special charges, loss on disposal of assets and unrealized losses and gains resulting from our fuel derivatives, our adjusted CASM ex-fuel for the second quarter of 2016 was 5.30 cents, an 8.6% decrease year over year. This decrease was primarily due to a decrease in aircraft rent per ASM driven by a change in the mix of leased and purchased aircraft. Additionally, we purchased two previously leased aircraft during the first quarter and purchased one previously leased aircraft as well as negotiated several lease extensions during the second quarter which contributed to lower aircraft rent per ASM. Significant decreases were also noted in salaries, wages and benefits expense, maintenance, materials and repairs expense and other operating expense on a per-ASM basis.
As of June 30, 2016, we had 87 Airbus A320-family aircraft in our fleet comprised of 29 A319s, 45 A320s, and 13 A321s. With the scheduled delivery of 8 aircraft during the remainder of 2016, we expect to end 2016 with 95 aircraft in our fleet.
Comparison of three months ended June 30, 2016 to three months ended June 30, 2015
Operating Revenues
Operating revenues increased $30.7 million, or 5.5%, to $584.1 million for the second quarter of 2016, as compared to the second quarter of 2015, due primarily to an increase in traffic of 23.8%, mostly offset by lower passenger yields as a result of continued competitive pressures from major U.S. carriers aggressively discounting fare prices in the current period.

Total revenue per available seat mile (TRASM) for the second quarter of 2016 was 9.10 cents, a decrease of 14.3%, compared to the second quarter of 2015. Total revenue per passenger flight segment decreased 15.0%, year over year, primarily driven by a decrease of 22.6% in ticket revenue per passenger flight segment. These decreases were driven by a 14.7% decrease in average yield, period over period, as a result of competitive pressures noted above during the current period.
Our non-ticket revenue per passenger flight segment declined to a lesser extent, by 5.4%, despite the increased competitive pressures noted above. Our unbundled model provides a more stable revenue stream as demonstrated during periods of lower passenger ticket yields. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to lower bag and change fee revenue per flight segment.

Operating Expenses
Operating expenses increased $31.2 million, or 7.2%, to $462.3 million for the second quarter of 2016 compared to $431.1 million for the second quarter of 2015. This increase is primarily due to a 23.1% growth in capacity and $8.1 million of special charges for aircraft lease terminations, offset by an 11.5% decrease in aircraft fuel expense resulting from lower fuel prices per gallon, as compared to the prior year period.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. We had no activity related to fuel derivative instruments during the first half of 2016. Management chose not to elect hedge accounting on any fuel derivative instruments during 2015 and, as a result, changes in the fair value of those fuel derivative contracts are recorded each period in aircraft fuel expense.
Aircraft fuel expense decreased in the second quarter of 2016 by $14.7 million, or 11.5%, compared to $127.9 million in the second quarter of 2015, due primarily to a 29.3% decrease in average economic fuel price per gallon, partially offset by a 22.0% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2016	2015
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	77,013	63,134	22.0%
Into-plane fuel cost per gallon	$1.47	$2.02	(27.2)%
Into-plane fuel expense	113,192	127,344	(11.1)%
Realized losses (gains) related to fuel derivative contracts, net	—	4,232	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	(3,669)	NM
Aircraft fuel expense (per statement of operations)	$113,192	$127,907	(11.5)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 27.2% was primarily a result of a decrease in jet fuel prices.

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

The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2016	2015
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$113,192	$127,344	(11.1)%
Realized losses (gains) related to fuel derivative contracts, net	—	4,232	NM
Economic fuel expense	$113,192	$131,576	(14.0)%
Fuel gallons consumed	77,013	63,134	22.0%
Economic fuel cost per gallon	$1.47	$2.08	(29.3)%

During the three months ended June 30, 2016, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts, as we have in prior periods. During the three months ended June 30, 2015, we did not acquire any fuel derivatives. Total realized loss recognized for fuel derivatives that expired during the second quarter of 2015 was $4.2 million. Total realized losses include cash paid for premiums in previous periods of $4.7 million which expired during the three months ended June 30, 2015 and cash received for settlement of fuel derivatives of $0.4 million. We had $3.7 million in unrealized gains related to our outstanding fuel derivatives during the three months ended June 30, 2015.
From time to time, we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. As of June 30, 2016, we had no outstanding fuel derivatives.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per ASM, or unit cost, for the three months ended June 30, 2016 and 2015, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Per-ASM Change	Percent Change
	2016	2015
	(in cents, except for percentages)
Aircraft fuel	1.76	2.45	(0.69)	(28.2)%
Salaries, wages, and benefits	1.76	1.86	(0.10)	(5.4)%
Aircraft rent	0.78	1.02	(0.24)	(23.5)%
Landing fees and other rents	0.62	0.64	(0.02)	(3.1)%
Distribution	0.38	0.43	(0.05)	(11.6)%
Maintenance, materials and repairs	0.32	0.41	(0.09)	(22.0)%
Depreciation and amortization	0.39	0.33	0.06	18.2%
Other operating	1.05	1.12	(0.07)	(6.3)%
Loss on disposal of assets	0.01	0.01	—	NM
Special charges	0.13	0.01	0.12	NM
CASM	7.20	8.27	(1.07)	(12.9)%
Adjusted CASM (1)	7.07	8.33	(1.26)	(15.1)%
Adjusted CASM ex-fuel (2)	5.30	5.80	(0.50)	(8.6)%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2016		2015
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.20		8.27
Less:
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$(3.7)	(0.07)
Loss on disposal of assets	0.5	0.01	0.4	0.01
Special charges	8.1	0.13	0.3	0.01
Adjusted CASM (cents)		7.07		8.33

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges.
Our Adjusted CASM ex-fuel for the second quarter of 2016 was down 8.6% as compared to the second quarter of 2015. The decrease on a per-ASM basis was primarily a result of a decrease in aircraft rent expense per ASM due to our newer aircraft being purchased under secured debt financing rather than being leased through operating leases, as is the case with the older aircraft in our fleet. Additionally, we purchased two previously leased aircraft during the first quarter and purchased one previously leased aircraft as well as negotiated several lease extensions during the second quarter which contributed to lower aircraft rent per ASM. Significant decreases were also noted in salaries, wages and benefits expense, maintenance, materials and repairs expense and other operating expense on a per-ASM basis.
Labor costs for the second quarter of 2016 increased $15.9 million, or 16.4%, compared to the second quarter of 2015, primarily driven by a 27.8% increase in our pilot and flight attendant workforce resulting from the introduction of 14 new aircraft since the second quarter of 2015. On a per-ASM basis, labor costs decreased due to a decrease in our group health care costs on a per-ASM basis, scale benefits from overall growth and larger gauge aircraft, and the outsourcing of ramp service agents at certain stations.
Aircraft rent expense for the second quarter of 2016 decreased by $3.3 million, or 6.1%, compared to the second quarter of 2015. The decrease in aircraft rent expense was primarily driven by the purchase of three previously leased aircraft completed during the six months ended June 30, 2016. For further discussion on these purchases, please see "Notes to Condensed Financial Statements - 3. Special Charges." Additionally, we negotiated several lease extensions during the quarter which contributed to lower aircraft rent. On a per-ASM basis, aircraft rent expense decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of 14 purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as result of these purchases.
Landing fees and other rents for the second quarter of 2016 increased $6.6 million, or 19.7%, as compared to the second quarter of 2015, primarily due to a 18.2% increase in departures. On a per-ASM basis, landing fees and other rents decreased due to scale benefits from increased volume at our airports.
Distribution costs increased by $2.3 million, or 10.5%, in the second quarter of 2016 as compared to the second quarter of 2015. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees year over year.
Maintenance, materials and repairs expense for the second quarter of 2016 decreased by $0.6 million, or 3.0%, compared to the second quarter of 2015. The decrease in maintenance costs on a dollar basis was due to fewer and lower cost events in the current year as compared to the prior year period. On a per-unit basis, our growth outpaced the increase in maintenance costs during the period, as compared to the prior year period. In addition, the timing and mix of maintenance events resulted in lower cost events in the current year period as compared to the prior year period. We expect maintenance expense, on a dollar basis, to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term, if applicable. The amortization of heavy maintenance costs was $11.1 million and $10.2 million for the second quarters of 2016 and 2015, respectively. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $31.7 million and $31.5 million for the second quarters of 2016 and 2015, respectively.
Depreciation and amortization increased by $7.8 million, or 45.6%, compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to depreciation expense resulting from the purchase of 14 new aircraft and the purchase of 3 previously rented aircraft since the second quarter of 2015.
Other operating expense for the second quarter of 2016 increased by $9.3 million, or 16.1%, compared to the second quarter of 2015 due to an increase in overall operations. As compared to the prior year period, we increased departures by 18.2% and had 24.2% more passenger flight segments, which drove increases in variable operating expenses. The outsourcing of ramp service agents at certain stations, completed in the latter part of the second quarter of 2015, also drove increases in other operating expense year over year. The decrease on a per-ASM basis is primarily due to a decrease in passenger re-accommodation expense, as compared to the prior year period. In June 2015, our operations were negatively impacted by numerous cancellations related to adverse weather conditions. A decrease in litigation expense period over period also contributed to the decrease in other operating expense on a per-ASM basis. These decreases were partially offset by the increase on a per-ASM basis resulting from the outsourcing of our ramp service agents during the second quarter of 2015.

Special charges for the three months ended June 30, 2016 consisted primarily of $8.2 million in lease termination charges recognized in connection with the purchase of one aircraft formerly financed under an operating lease agreement. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the aircraft. For further discussion on these purchases, please see "Notes to Condensed Financial Statements - 3. Special Charges."

Other Income (Expenses)

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2016 and 2015 primarily represents interest related to the financing of purchased aircraft. As of June 30, 2016 and 2015, the Company had 26 and 12 purchased aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements - 9. Long-term Debt" for further discussion.

Our interest income for the three months ended June 30, 2016 primarily represents interest income earned on short-term investments and on funds required to be held in escrow in accordance with the terms of our EETC.

Income Taxes
Our effective tax rate for the second quarter of 2016 was 36.8% compared to 36.5% for the second quarter of 2015. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income.

Comparison of six months ended June 30, 2016 to six months ended June 30, 2015
Operating Revenues
Operating revenues increased $75.5 million, or 7.2%, to $1,122.3 million for the six months ended June 30, 2016, compared to the prior year period, due primarily to an increase in traffic of 25.0%, partially offset by lower passenger yields.
TRASM for the six months ended June 30, 2016 was 9.05 cents, a decrease of 14.1% compared to the same period of 2015. This decrease was primarily driven by a 14.2% decrease in average yield, period over period, due to lower fares driven by continued competitive pressures, as well as our growth in new and mature markets.
Total revenue per passenger flight segment decreased 14.0% from $123.23 for the six months ended June 30, 2015 to $105.93 for the six months ended June 30, 2016. Our average ticket fare per passenger flight segment decreased from $68.52 to $53.71, or 21.6%, compared to the prior year period, and non-ticket revenue per passenger flight segment decreased from $54.71 to $52.22, or 4.6%, compared to the prior year period. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to lower bag revenue year over year.
Operating Expenses

Operating expenses increased for the six months ended June 30, 2016 by $83.9 million, or 10.3%, compared to the same period for 2015 primarily due to our 24.7% capacity growth and $24.3 million of special charges for aircraft lease terminations, offset by a 17.1% decrease in aircraft fuel expense resulting from lower fuel prices per gallon, as compared to the prior year period.
Aircraft fuel expense for the six months ended June 30, 2016 decreased $41.2 million, or 17.1%, compared to the prior year period primarily as a result of a 33.2% decrease in economic fuel price per gallon and a decrease of $4.9 million in net realized and unrealized losses from fuel derivatives, offset by a 23.1% increase in fuel gallons consumed year over year.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2016	2015
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	147,563	119,857	23.1%
Into-plane fuel cost per gallon	$1.35	$1.96	(31.1)%
Into-plane fuel expense	$199,174	$235,468	(15.4)%
Realized losses (gains) related to fuel derivative contracts, net	—	6,839	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	(1,974)	NM
Aircraft fuel expense (per Statement of Operations)	$199,174	$240,333	(17.1)%

The elements of the changes in economic fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2016	2015
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$199,174	$235,468	(15.4)%
Realized losses (gains) related to fuel derivative contracts, net	—	6,839	NM
Economic fuel expense	$199,174	$242,307	(17.8)%
Fuel gallons consumed	147,563	119,857	23.1%
Economic fuel cost per gallon	$1.35	$2.02	(33.2)%
During the six months ended June 30, 2016, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts, as we have in prior periods. During the six months ended June 30, 2015, we paid $2.1 million in premiums to acquire jet fuel options. Total realized loss recognized for fuel derivatives that expired during the six months ended 2015 was $6.8 million. Total realized losses included $7.4 million of cash paid for premiums for fuel derivatives that expired during the six months ended 2015 as well as $0.6 million of cash received for settlement of fuel derivatives in the period. We had $2.0 million in unrealized gains related to our outstanding fuel derivatives during the six months ended June 30, 2015.
As of June 30, 2016, we had no outstanding fuel derivatives.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2016 and 2015, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Per-ASM Change	Percent Change
	2016	2015
	(in cents, except for percentages)
Aircraft fuel	1.61	2.42	(0.81)	(33.5)%
Salaries, wages, and benefits	1.85	1.87	(0.02)	(1.1)%
Aircraft rent	0.82	1.07	(0.25)	(23.4)%
Landing fees and other rents	0.60	0.64	(0.04)	(6.3)%
Distribution	0.38	0.43	(0.05)	(11.6)%
Maintenance, materials and repairs	0.34	0.41	(0.07)	(17.1)%
Depreciation and amortization	0.39	0.32	0.07	21.9%
Other operating	1.06	1.03	0.03	2.9%
Loss on disposal of assets	0.01	0.01	—	NM
Special charges (credits)	0.20	0.01	0.19	NM
CASM	7.25	8.20	(0.95)	(11.6)%
Adjusted CASM (1)	7.05	8.20	(1.15)	(14.0)%
Adjusted CASM ex-fuel (2)	5.44	5.76	(0.32)	(5.6)%

(1)	Reconciliation of CASM to Adjusted CASM:

	Six Months Ended June 30,
	2016		2015
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.25		8.20
Less:
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$(2.0)	(0.02)
Loss on disposal of assets	0.7	0.01	1.0	0.01
Special charges	24.3	0.20	0.7	0.01
Adjusted CASM (cents)		7.05		8.20

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges and credits.
Our adjusted CASM ex-fuel for the six months ended June 30, 2016 decreased by 5.6% as compared to the same period in 2015. The decrease on a per-ASM basis was primarily a result of a decrease in aircraft rent expense per ASM due to our newer aircraft being purchased under secured debt financing rather than being leased through operating leases, as is the case with the older aircraft in our fleet. In addition, we purchased three previously leased aircraft during the six months ended June 30, 2016 which contributed to lower aircraft rent per ASM.
Labor costs for the six months ended June 30, 2016 increased $43.2 million, or 23.2%, compared to the same period in 2015. The increase was primarily driven by a 30.3% increase in our pilot and flight attendant workforce resulting from the introduction of 14 new aircraft since the end of the second quarter of 2015. On both a dollar and per-ASM basis, labor costs increased as a result of a non-recurring ratification incentive in the amount of $8.4 million recorded during the first quarter of 2016, related to the five-year collective bargaining agreement with our flight attendants. Scale benefits from overall growth as well as larger gauge aircraft, a decrease in our group health care costs and the outsourcing of ramp service agents at certain stations also contributed to the decrease in labor costs on a per-ASM basis.
Aircraft rent expense for the six months ended June 30, 2016 decreased by $3.8 million, or 3.6%, compared to the same period in 2015. The decrease in aircraft rent expense was primarily driven by the purchase of three previously leased aircraft made during the six months ended June 30, 2016. For further discussion on these purchases, please see "Notes to Condensed Financial Statements - 3. Special Charges." Additionally, we negotiated several lease extensions during the second quarter which contributed to lower aircraft rent. On a per-ASM basis, aircraft rent expense decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of 14 purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as result of these purchases.
Landing fees and other rents for the six months ended June 30, 2016 increased $10.8 million, or 17.0%, as compared to the same period in 2015 primarily due to a 19.6% increase in departures. On a per-ASM basis, landing fees and other rents decreased due to scale benefits from increased volume at our airports.
Distribution costs increased by $4.8 million, or 11.2%, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was due primarily to increased sales volume. On a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees year over year.
Maintenance costs for the six months ended June 30, 2016 increased by $1.1 million, or 2.8%, compared to the prior year period. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, our growth outpaced the increase in maintenance costs during the period, as compared to the prior year period. In addition, the timing and mix of maintenance events resulted in lower cost events in the current year period as compared to the prior year period. We expect maintenance expense, on a dollar basis, to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Depreciation and amortization increased by $16.1 million, or 50.2%, compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to depreciation expense resulting from the purchase of 14 new aircraft and the purchase of 3 previously rented aircraft made since the second quarter of 2015.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the next heavy maintenance event or end of the lease term, if applicable. The amortization of heavy maintenance costs was $23.0 million and $19.7 million for the six months ended June 30, 2016 and 2015, respectively. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $64.5 million and $60.1 million for the six months ended June 30, 2016 and 2015, respectively.
Other operating expense for the six months ended June 30, 2016 increased by $29.6 million, or 29.1%, compared to the prior year period, primarily due to our growth. The outsourcing of ramp service agents at certain stations, completed in the latter part of the second quarter of 2015, also drove increases in other operating expense, on both a dollar and per-ASM basis, year over year. On a per-ASM basis, this increase was offset by lower passenger re-accommodation expense and litigation expense, as compared to the prior year period.

Special charges for the six months ended June 30, 2016 consisted of $24.3 million in lease termination charges recognized in connection with the purchase of three aircraft formerly financed under operating lease agreements. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the aircraft. For further discussion on these purchases, please see "Notes to Condensed Financial Statements - 3. Special Charges."

Other income (expenses)

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2016 and 2015 primarily represents interest related to the financing of purchased aircraft. As of June 30, 2016 and 2015, the Company had 26 and 12 purchased aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements - 9. Long-term Debt" for further discussion.
Our interest income for the six months ended June 30, 2016 primarily represents interest income earned on short-term investments and on funds required to be held in escrow in accordance with the terms of our EETC.

Income Taxes
Our effective tax rate for the six months ended June 30, 2016 was 36.9% compared to 36.6% for the six months ended June 30, 2015. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments (PDPs) and maintenance reserves. Our total cash at June 30, 2016 was $1,014.1 million, an increase of $210.4 million from December 31, 2015.
Currently, our single largest capital need is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, sale leaseback transactions, or cash purchases. In debt financing transactions, capital is needed to make equity investments in capital assets and payments on debt obligations (principal and interest) after the acquisition of the aircraft. During the six months ended June 30, 2016, we purchased eight aircraft through debt financing transactions and made $46.8 million in debt payment obligations (principal, interest and fees). The debt entered into in the current period has maturity dates ranging from 2024 to 2028 and interest rates ranging from 4.100% to 4.450%. In sale leaseback transactions, capital is needed to fund the initial purchase of the aircraft prior to the sale to the lessor. During the six months ended June 30, 2016, we entered into no sale leaseback transactions as all of our aircraft deliveries for the current period were financed through secured debt. During the six months ended June 30, 2016, we purchased three aircraft that were previously financed under operating leases for $65.9 million, comprised of cash payment of $33.8 million and the application of maintenance and security deposits held by the previous lessors of $32.1 million.
PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During the six months ended June 30, 2016, we paid $100.5 million of PDPs for future deliveries of aircraft and spare engines. As of June 30, 2016, we had $249.4 million of PDPs on our balance sheet.
As of June 30, 2016, we have secured debt financing commitments for four of the aircraft deliveries that will be received from Airbus through January 2017. An additional five aircraft will be leased directly from a third party. We do not have financing commitments in place for the remaining 75 Airbus aircraft currently on firm order, which are scheduled for delivery between 2017 and 2021. Future aircraft deliveries may be leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our fleet, we are required to make maintenance reserve payments for some of the aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the six months ended June 30, 2016, we paid $29.8 million in maintenance reserves and as of June 30, 2016, we had $279.5 million ($77.6 million in aircraft maintenance deposits and $201.9 million in long-term aircraft maintenance deposits) on our balance sheet.
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
Net Cash Flows Provided By Operating Activities. Operating activities in the six months ended June 30, 2016 provided $360.8 million in cash compared to $299.6 million provided in the six months ended June 30, 2015. The increase is mainly driven by higher revenues, lower cost of fuel, and a $65.0 million income tax refund during the current period. This increase was offset by higher salary, wages and benefits and interest paid (excluding amounts capitalized) on the debt financing of aircraft year over year.
Net Cash Flows Used In Investing Activities. In the six months ended June 30, 2016, investing activities used $368.5 million, compared to $381.9 million used in the prior year period. The decrease was mainly driven by a decrease in paid PDPs, net of refunds, driven by timing of future aircraft deliveries. During the six months ended June 30, 2016, our main investing activities were $284.0 million in expenditures for flight equipment consisting primarily of the purchase of eight new aircraft, three previously leased aircraft and rotable equipment. During the six months ended June 30, 2015, our main investing activities were $302.0 million in expenditures for flight equipment primarily for the purchase of eight new aircraft.
Net Cash Flows Provided By Financing Activities. During the six months ended June 30, 2016, financing activities provided $218.1 million. We received $300.5 million in connection with the debt financing of eight aircraft delivered during the six months ended June 30, 2016. We spent $62.3 million to repurchase common stock primarily under our stock repurchase authorization, which became effective in October 2015, and we paid $19.6 million in debt principal payment obligations in the six months ended June 30, 2016 related to the financing of our aircraft.

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, repayment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2016 and the periods in which payments are due (in millions):

	Remainder of 2016	2017 - 2018	2019 - 2020	2021 and beyond	Total
Long-term debt (1)	$45	$150	$147	$598	$940
Interest and fee commitments (2)	20	71	58	107	256
Operating lease obligations	119	428	344	566	1,457
Flight equipment purchase obligations	209	1,318	1,504	803	3,834
Other (3)	9	16	—	—	25
Total future payments on contractual obligations	$402	$1,983	$2,053	$2,074	$6,512

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
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are approximately $3.6 million for the remainder of 2016, $6.6 million in 2017, $5.6 million in 2018, $4.2 million in 2019, $3.9 million in 2020, and $10.2 million in 2021 and beyond.

In August 2015, we created two separate pass-through trusts which issued approximately $576.6 million aggregate face amount of Series 2015-1 Class A and Class B EETCs in connection with the financing of 15 aircraft. The proceeds from the issuance of EETCs are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. As of June 30, 2016, $421.3 million of the proceeds from the sale of the 2015-1 EETCs had been used to purchase equipment notes in connection with the financing of three Airbus A320 aircraft and eight Airbus A321 aircraft.

The remaining four aircraft are scheduled for delivery between August 2016 and January 2017.

Principal and interest commitments related to our future secured debt financing as of June 30, 2016 are approximately $3.2 million for the remainder of 2016, $23.7 million in 2017, $16.4 million in 2018, $14.9 million in 2019, $14.2 million in 2020, and $131.2 million in 2021 and beyond.

We evaluated whether the pass-through trusts formed are variable interest entities (VIEs) required to be consolidated by the Company under applicable accounting guidance. We determined that the pass-through trusts are VIEs and that we do not have a variable interest in the pass-through trusts. As such, we are not required to consolidate these pass-through trusts.

In September 2015, we executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, we lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-foot hangar facility. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. We estimate the project will be completed during the fourth quarter of 2016. Future commitment amounts for the project are included within operating lease obligations in the table above.

Off-Balance Sheet Arrangements
We have significant lease obligations for our aircraft and spare engines as 58 of our 87 aircraft and all of our 11 spare engines are financed under operating leases and are therefore not reflected on our balance sheets. These leases expire between 2016 and 2029. Aircraft rent payments were $52.5 million and $54.5 million for the three months ended June 30, 2016 and 2015, respectively, and $106.8 million and $108.6 million for the six months ended June 30, 2016 and 2015, respectively. Our aircraft lease payments for 55 of our aircraft are fixed-rate obligations. Three of our aircraft leases provide for variable rent payments, which fluctuate based on changes in the London Interbank Offered Rate (LIBOR).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2016, our aircraft orders consisted of the following:

	Airbus			Third-Party Lessor
	A320ceo	A320neo	A321ceo	A320neo	Total
remainder of 2016			3	5	8
2017	4		11		15
2018	5	4	5		14
2019	1	12			13
2020		16			16
2021		18			18
	10	50	19	5	84

We also have four spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be approximately $209 million for the remainder of 2016, $668 million in 2017, $650 million in 2018, $680 million in 2019, $824 million in 2020 and $803 million in 2021 and beyond.
As of June 30, 2016, we had lines of credit related to corporate credit cards of $18.6 million from which we had drawn $6.4 million.
As of June 30, 2016, we had lines of credit with counterparties for physical fuel delivery and derivatives in the amount of $48.0 million. As of June 30, 2016, we had drawn $8.5 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2016, we did not hold any fuel derivatives.
As of June 30, 2016, we had $6.2 million in uncollateralized surety bonds and $25.2 million in unsecured standby letter of credit facilities of which $15.5 million had been drawn upon for issued letters of credit.

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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2016 and 2015 represented 22.2% and 29.5% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $42.0 million.

As of June 30, 2016 and December 31, 2015, we had no outstanding jet fuel derivatives. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with changing interest rates due to LIBOR-based lease rates on three of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of June 30, 2016, we had $940.3 million outstanding in fixed-rate debt related to the purchase of 15 Airbus A320 aircraft and 11 Airbus A321 aircraft which had a fair value of $950.7 million. As of December 31, 2015, we had $659.3 million outstanding in fixed-rate debt related to the purchase of 12 Airbus A320 aircraft and 6 Airbus A321 aircraft, which had a fair value of $652.4 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the second quarter of 2016. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock or performance share awards as well as open market repurchases made under our stock repurchase authorization that became effective in October 2015, which authorizes the repurchase of up to $100 million of the Company's common stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy minimum withholding tax requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1-30, 2016	331,612	$47.69	320,277	$73,752,925
May 1-31, 2016	568,234	$41.82	567,750	$50,000,040
June 1-30, 2016	284,437	$43.52	282,904	$37,679,276
Total	1,184,283	$43.87	1,170,931

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits

10.1**	Amendment No. 15, dated as of November 21, 2013, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated May 5, 2004.

10.2**	Amendment No. 16, dated as of December 17, 2013, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated May 5, 2004.

10.3**
Amendment No. 17, dated as of March 11, 2014, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated May 5, 2004, together with four letter agreements and two amended and restated letter agreements.

10.4**	Amendment No. 18, dated as of July 31, 2014, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated May 5, 2004.

10.5**	Amendment No. 19, dated as of August 21, 2015, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated May 5, 2004.

10.6**	Amendment No. 20, dated as of April 27, 2016, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated May 5, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: July 29, 2016	By:	/s/ Edward Christie
Edward Christie
Senior Vice President and Chief Financial Officer