Form 10-K
period 2016-12-31
Spirit Airlines, Inc.
filed 2017-02-13
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer  ☑     Accelerated filer    ☐      Non-accelerated filer   ☐     Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.3 billion computed by reference to the last sale price of the common stock on the NASDAQ Global Select Market on June 30, 2016, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 6, 2017:

Class	Number of Shares
Common Stock, $0.0001 par value per share	69,336,418

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2016.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview
Spirit Airlines is an ultra low-cost, low-fare airline that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM, the youngest fleet of any major U.S. airline, currently operates more than 420 daily flights to 59 destinations in the United States, Caribbean and Latin America. Our stock trades on the NASDAQ Global Select Stock Market under the symbol "SAVE."

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
We allow our customers to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower than other airlines on average. Through branded campaigns, we educate the public on how our unbundled pricing model works and show them how it gives them a choice on how they spend their money and saves them money compared to other airlines.
Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:
Ultra-Low Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain among the highest operating margins in our industry and support continued growth. Our operating costs per available seat mile (CASM) of 7.37 cents in 2016 were significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:

•	high aircraft utilization;

•	high-density seating configurations on our aircraft, which is part of our Plane Simple TM strategy along with simplified onboard product designed to lower costs;

•	minimal hub-and-spoke network inefficiencies;

•	highly productive workforce;

•	opportunistic outsourcing of operating functions;

•	operating our Fit Fleet TM, a single-fleet type of Airbus A320-family aircraft that is the youngest fleet of any major U.S. airline and operated by common flight crews;

•	reduced sales, marketing and distribution costs through direct-to-consumer marketing;

•	efficient flight scheduling, including minimal ground times between flights; and

•	a company-wide business culture that is keenly focused on driving costs lower.
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to generate significant non-ticket revenue, which allows us to lower base fares and enables our passengers to identify, select and pay for only the products and services they want to use. In implementing our unbundled strategy, we have grown average non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $52 in 2016 by:

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
Resilient Business Model and Customer Base. By focusing on price-sensitive travelers, we have maintained profitability during volatile economic periods because we are not highly dependent on premium-fare business traffic. We believe our growing customer base is more resilient than the customer bases of most other airlines because our low fares and unbundled service offering appeal to price-sensitive travelers. In 2015 and 2016, low oil prices coupled with increased competition in the U.S. drove lower unit revenues, but lower costs produced margins that remain higher than most of our domestic network peers.
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

Experienced International Operator. We believe we have substantial experience in foreign local aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2016, 2015 and 2014, no revenue from any one foreign country represented greater than 4% of our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
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

Route Network
As of December 31, 2016, our route network included 200 markets served by 59 airports throughout North America, Central America, South America and the Caribbean.
Below is a route map of our current network, which includes seasonal routes and routes announced as of February 3, 2017 for which service has not yet started:

SEATTLE – TACOMA
PORTLAND
MINNEAPOLIS – ST. PAUL
PLATTSBURGH / MONTREAL
CHICAGO / O'HARE
DETROIT
NIAGARA FALLS / TORONTO
BOSTON
NEWARK
HARTFORD
CLEVELAND
AKRON-CANTON
LATROBE / PITTSBURGH
NEW YORK / LAGUARDIA
DENVER
KANSAS CITY
PHILADELPHIA
ATLANTIC CITY
OAKLAND
CHARLESTON
BALTIMORE / WASHINGTON, D.C.
LAS VEGAS
LOS ANGELES
SAN DIEGO
PHOENIX
DALLAS / FORT WORTH
ATLANTA
MYRTLE BEACH
NEW ORLEANS
HOUSTON / BUSH INTERCONTINENTAL
ORLANDO
TAMPA
FT. MYERS
WEST PALM BEACH
FT. LAUDERDALE
LOS CABOS MEXICO
CANCUN MEXICO
HAVANA CUBA
SANTIAGO DOMINICAN REPUBLIC
PUNTA CANA DOMINICAN REPUBLIC
SAN JUAN PUERTO RICO
ST. THOMAS
ST. MAARTEN
PORT AU PRINCE HAITI
MONTEGO BAY JAMAICA
KINGSTON JAMAICA
SANTO DOMINGO DOMINICAN REPUBLIC
AGUADILLA PUERTO RICO
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
As of December 31, 2016, our top two largest network overlaps are with Southwest Airlines and American Airlines at approximately 58% and 54% of our markets, respectively. Our principal competitors on domestic routes are Southwest Airlines, American Airlines, Delta Air Lines and United Airlines. Our principal competitors to our markets in the Caribbean and Latin America are American Airlines, JetBlue Airways, Southwest Airlines and United Airlines. Our principal competitive advantage is our low base fares. We are able to offer low fares profitably, due to our low unit operating costs, which in 2016 were among the lowest in the U.S. airline industry. In difficult economic or competitive environments, we believe our low unit costs coupled with our relatively stable non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
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

Seasonality

Our business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters each year due to more vacation travel during these periods, as compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends.
Distribution

The majority of our tickets are sold through direct channels, including online via www.spirit.com, our call center and our airport ticket counters, with spirit.com being the primary channel. We also partner with a number of third parties to distribute our tickets, including online and traditional travel agents and electronic global distribution systems.
Customers

We believe our customers are primarily leisure travelers who are paying for their own ticket and who make their purchase decision based largely on price. By maintaining a low cost structure, we can successfully sell tickets at low fares while maintaining a strong profit margin.
Customer Service
We are committed to taking care of our customers. We believe focusing on customer service in every aspect of our operations, including personnel, flight equipment, in-flight and ancillary amenities, on-time performance, flight completion ratios, and baggage handling, will strengthen customer loyalty and attract new customers. We proactively aim to improve our operations to ensure further improvement in customer service.
In response to customer and other demands, we modified our online booking process to allow our customers to see all available options and their prices prior to purchasing a ticket, and maintain a campaign that illustrates our total prices are lower, on average, than those of our competitors, even when options are included.

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
As of December 31, 2016, we had a fleet of 95 Airbus single-aisle aircraft, which are commonly referred to as “A320 family” aircraft. A320 family aircraft include the A319, A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2016, our fleet consisted of 29 A319s, 45 A320ceos, 5 A320neos and 16 A321ceos, and the average age of the fleet was 5.2 years. As of December 31, 2016, we owned 36 of our aircraft, of which 15 aircraft are financed through senior and junior long-term debt with terms of 12 and 7 years, respectively, 14 aircraft are financed through enhanced equipment trust certificates (EETCs), and 7 aircraft were purchased off lease and currently unencumbered. Refer to “Notes to the Financial Statements—11. Debt and Other Obligations” for information regarding our debt financing and “Notes to the Financial Statements—3. Special Charges” for information regarding our aircraft purchased off lease. The remaining 59 of our aircraft are financed under operating leases with expirations between 2017 and 2029. In addition, as of December 31, 2016, we had 11 spare engines financed under operating leases and owned 1 spare engine.
As of December 31, 2016, firm aircraft orders consisted of 76 A320 family aircraft (10 A320ceos, 50 A320neos and 16 A321ceos) with Airbus. As of December 31, 2016, spare engine orders consisted of three V2500 SelectOne engines with IAE and nine PurePower PW 1100G-JM engines with Pratt & Whitney. Aircraft are scheduled for delivery from 2017 through 2021 and spare engines are scheduled for delivery from 2017 through 2023. The firm aircraft orders provide for capacity growth as well as the flexibility to add to, or replace, the aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends.
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

Employees
Our business is labor intensive, with labor costs representing approximately 25.2%, 23.1% and 19.9% of our total operating costs for 2016, 2015 and 2014, respectively. As of December 31, 2016, we had 1,465 pilots, 2,437 flight attendants, 42 flight dispatchers, 215 ramp service agents, 678 mechanics, 371 airport agents/other and 534 employees in administrative roles for a total of 5,742 employees. As of December 31, 2016, approximately 73% of our employees were represented by four labor unions. On an average full-time equivalent basis, for the full year 2016, we had 5,159 employees, compared to 4,326 in 2015.
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

Employee Groups	Representative	Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	August 2015
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021
Dispatchers	Transport Workers Union (TWU)	August 2018
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. The NMB has assigned a mediator and the parties continue to meet and work toward an amended agreement with the guidance of the mediator. Under the RLA, the parties' current agreement remains in effect until an amended agreement is reached.
In March 2016, under the supervision of the NMB, the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. In May 2016, the flight attendants voted to approve the new five-year contract with the Company. In connection with this agreement, the Company paid a $9.6 million ratification incentive payment to the flight attendants recorded within salaries, wages and benefits in the statement of operations.

In July 2014, certain ramp service agents directly employed by the Company voted to be represented by the IAMAW. In May 2015, the Company entered into a five-year interim collective bargaining agreement with the IAMAW, covering material economic terms. In June 2016, the Company and the IAMAW reached an agreement on the remaining terms of the collective bargaining agreement, which is amendable in June 2020. As of December 31, 2016, these ramp service agents served 1 of the 59 airports where the Company operates.

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
Our ongoing focus on safety relies on training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our business, including: flight operations, maintenance, in-flight, dispatch and station operations. The Transportation Security Administration, or TSA, is charged with aviation security for both airlines and airports. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, customers, equipment and facilities are exercised throughout our business.
Insurance
We maintain insurance policies we believe are customary in the airline industry and as required by the Department of Transportation (DOT). The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire and extended coverage; directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; and workers’ compensation and employer’s liability. Beginning in July 2014, we obtained third-party war risk (terrorism) insurance from the commercial market. Prior to July 2014, we obtained this insurance through a special program administered by the FAA, which was discontinued in late 2014. Renewing coverage from commercial underwriters could result in a change in premium and more restrictive terms. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents. Our current war risk (terrorism) insurance policy expires in July 2017.
Management Information Systems
We have continued our commitment to technology improvements to support our ongoing operations and initiatives. During 2015, we completed the integration of TRAX, a new scalable maintenance, repair, operations (MRO) system to improve the tracking of all maintenance related financial transactions and in 2016, we upgraded the Sabre Flight Operating Suite to Flight Plan Manager. We intend to continue to invest time and resources in upgrading and improving our information systems and the security of our data.
Foreign Ownership
Under DOT regulations and federal law, we must be controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.
We believe we are currently in compliance with such foreign ownership rules.
Government Regulation
Operational Regulation
The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the Department of Transportation (DOT) and the Federal Aviation Administration (FAA). The DOT has jurisdiction over economic and consumer issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability and disabled passenger transportation, tarmac delays and responding to customer complaints among other areas. In January 2017, DOT issued a Supplemental Notice of Proposed Rulemaking of rules proposed in 2014 that would require airlines to disclose through all points of sale the fees for first and second checked bags and a carry-on bag associated with the air transportation consumers are buying or considering buying which may be implemented in 2017. In 2016, Congress passed a law requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours. DOT is collecting information from which to develop a rule which Congress required to be issued by July 15, 2017. Additional disabled passenger rules may be issued in 2017. See “Risk Factors—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws which could harm our business, results of operations and financial condition."

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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2016, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. In 2014, the FAA issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, known as FAR 117 which became effective on January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments, and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. FAR 117 has resulted in increased pilot costs as we were required to hire more pilots in order to comply with the regulations. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
International Regulation
All international service is subject to the regulatory requirements of the foreign government involved. We currently operate international service to Aruba, Colombia, Costa Rica, Cuba, Dominican Republic, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Panama, Peru and St. Maarten, as well as Puerto Rico and the U.S. Virgin Islands. If we decide to increase our routes to additional international destinations, we will be required to obtain necessary authority from the DOT and the applicable foreign government. We are also required to comply with overfly regulations in countries that lay along our routes but which we do not serve.
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
Security Regulation
The TSA was created in 2001 with the responsibility and authority to oversee the implementation, and ensure the adequacy of security measures at airports and other transportation facilities. Funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee). Prior to and for the first half of 2014, this fee was $2.50 per passenger flight segment, subject to a maximum of $5 per one-way trip. Effective July 1, 2014, the security fee was set at a flat rate of $5.60 each way. On December 19, 2014, the law was amended to limit a round-trip fee to $11.20. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. In addition, in the past, the TSA has assessed an Aviation Security Infrastructure Fee, or ASIF, on each airline. This fee was eliminated by the TSA effective October 1, 2014.
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
The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition has, and may continue to, adversely affect our operations. Moreover, many other airlines have begun to unbundle services by charging separately for services such as baggage and advance seat selection. This unbundling and other cost reducing measures could enable competitor airlines to reduce fares on routes that we serve. Beginning in 2015, and continuing through 2016, the availability of low priced fares coupled with an increase in domestic capacity led to dramatic changes in pricing behavior in many U.S. markets. Many domestic carriers began matching lower cost airline pricing, either with limited or unlimited inventory.
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
Many of the traditional network airlines in the United States have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. They also have completed large mergers that have increased their scale and share of the travel market. On November 29, 2011, AMR Corporation and substantially all of its subsidiaries, including American Airlines, Inc., filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code. In December 2013, AMR Corporation and US Airways Group, Inc. completed a merger and formally became American Airlines Group Inc. We presently compete with American Airlines in a majority of our markets. This merger along with earlier mergers between Delta Airlines and Northwest Airlines, between United Airlines and Continental Airlines, Southwest Airlines and AirTran Airways, and Alaska Airlines and Virgin America, have created five very large and powerful network airlines, which creates a challenging pricing environment for smaller airlines like us.

Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies, new pricing policies designed to compete with ULCCs or new market entrants. Any such competitor may have greater financial resources and access to less expensive sources of capital than we do, which could enable them to operate their business with a lower cost structure, or enable them to operate with lower-marginal revenues without substantial adverse effects, than we can. If these competitors adopt and successfully execute a ULCC business model, we could be materially adversely affected. In 2015, Delta Airlines began to market and sell a "Basic Economy" fare which was designed in part to provide its customers with a low base fare similar to Spirit. Most recently, United Airlines and American Airlines announced their "Basic Economy" fare. Other major carriers have announced plans to market similar discounted fare classes.
There has been significant consolidation within the airline industry including, for example, the combinations of American Airlines and US Airways, Delta Air Lines and Northwest Airlines, United Airlines and Continental Airlines, Southwest Airlines and AirTran Airways, and Alaska Airlines and Virgin America. In the future, there may be additional consolidation in our industry. Any business combination could significantly alter industry conditions and competition within the airline industry, which could have an adverse effect on our business.
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
Aircraft fuel costs represented 23.8%, 28.3% and 38.9% of our total operating expenses for 2016, 2015 and 2014, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could cause disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.
Aircraft fuel prices have been subject to high volatility, fluctuating substantially over the past several years. For example, our fuel prices spiked at a high of $3.32 per gallon, in the second quarter of 2012, and have recently fallen as low as $1.22 per gallon in the first quarter of 2016. We can not predict the future availability, price volatility or cost of aircraft fuel. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase or decrease in the price of aircraft fuel can have a significant negative impact on our operating costs or revenues and on our business, results of operations and financial condition.

Our fuel derivative activity, if any, may not reduce our fuel costs.
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2016, we had no outstanding jet fuel derivatives. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”
Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
During 2016, 2015 and 2014, we generated non-ticket revenues of $1,121.3 million, $972.1 million and $786.6 million, respectively. Our non-ticket revenues are generated from charges for, among other things, baggage, bookings through certain of our distribution channels, advance seat selection, itinerary changes and loyalty programs. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and Federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
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
Airlines are often affected by factors beyond their control, including: air traffic congestion at airports; air traffic control inefficiencies; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel related taxes or the outbreak of disease, any of which could harm our business, operating results and financial condition.
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, increased security measures, new travel related taxes, the outbreak of disease, new regulations or policies from the incoming presidential administration and new Congress. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government singularly controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricane Matthew in October 2016) as well as other areas of the eastern United States (such as Hurricane Sandy in October 2012), winter snowstorms or the January 2010 earthquakes in Port-au-Prince, Haiti, can cause flight cancellations or significant delays. For example, during 2015, we experienced consecutive storm systems in Dallas, Chicago, New York and Detroit followed by Tropical Storm Bill that sat over Houston before moving north to Dallas. The timing and location of these storm systems produced a domino effect on our operations resulting in over 500 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu and Zika virus, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Increased travel taxes, such as those provided in the Travel Promotion Act, enacted March 10, 2010, which charges visitors from certain countries a $10 fee every two years to travel into the United States to subsidize certain travel promotion efforts, could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
Restrictions on or litigation regarding third-party membership discount programs could harm our business, operating results and financial condition.
We generate a relatively small but growing portion of our revenue from commissions, revenue share and other fees paid to us by third-party merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the third-party merchants that we offer to our customers on our website. Some of these third-party referral-based offers are for memberships in discount programs or similar promotions made to customers who have purchased products from us, and for which we receive a payment from the third-party merchants for every customer that accepts the promotion. Certain of these third-party membership discount programs have been the subject of consumer complaints, litigation and regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. Any private or governmental claim or action that may be brought against us in the future relating to these third-party membership programs could result in our being obligated to pay damages or incurring legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships. In addition, customer dissatisfaction or a significant reduction in or termination of the third-party membership discount offers on our website as a result of these claims could have a negative impact on our brand, and have a material adverse effect on our business, results of operations and financial condition.
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
Our business is labor intensive, with labor costs representing approximately 25.2%, 23.1% and 19.9% of our total operating costs for 2016, 2015 and 2014, respectively. As of December 31, 2016, approximately 73% of our workforce was represented by labor unions. We cannot assure you that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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
In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. In May 2016, we entered into a five-year agreement with our flight attendants, which becomes amendable May 2021.
In August 2015, the collective bargaining agreement with our pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the NMB to facilitate negotiations for an amended agreement and we joined ALPA in the request. The NMB has assigned a mediator and the parties continue to meet and work toward an amended agreement with the guidance of the mediator. Under the RLA, the parties' current agreement remains in effect until an amended agreement is reached. If the NMB releases the parties to "self-help" in the absence of a new agreement, our pilots may go on strike, which would shut down our flight operations and have a material adverse effect on our business and results of operations.
In August 2013, we entered into a five-year agreement with our flight dispatchers, which becomes amendable August 2018.
In July 2014, certain ramp service agents directly employed by us voted to be represented by the International Association of Machinists and Aerospace Workers (IAMAW). In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement with the IAMAW, which is amendable in June 2020. As of December 31, 2016, these ramp service agents served 1 of the 59 airports where we operate.
The Patient Protection and Affordable Care Act was enacted in 2010. Under the new presidential administration, this law may be repealed in its entirety or certain aspects may be changed or replaced. If the law is repealed or modified or if new legislation is passed, such action could significantly increase cost of the healthcare benefits provided to our U.S. employees. In addition, the failure to comply materially with such existing and new laws, rules and regulations could adversely affect our business, results of operations and financial conditions.
We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2016, our 95 aircraft fleet consisted of 59 aircraft financed under operating leases, 29 aircraft financed under debt arrangements, and 7 aircraft purchased off lease and currently unencumbered. In 2016 and 2015, we paid the lessors rent of $213.9 million and $217.0 million, respectively, and paid maintenance deposits of $45.9 million and $32.1 million, respectively. As of December 31, 2016, we had future aircraft and spare engine operating lease obligations of approximately $1.5 billion. In 2016 and 2015, we made scheduled principal payments of $64.4 million and $25.4 million on our outstanding debt obligations, respectively. As of December 31, 2016, we had future principal debt obligations of $1,012.4 million, of which $88.9 million is due in 2017. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt and Whitney for delivery over the next several years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. The amount of our aircraft related fixed obligations and related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:

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

•
reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with fewer fixed payment obligations; and

•
cause us to lose access to one or more aircraft and forfeit our rent deposits if we are unable to make our required aircraft lease rental and debt payments and our lessors or lenders exercise their remedies under the lease and debt agreements, including cross default provisions in certain of our leases and mortgages.

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
As of December 31, 2016, we had access to lines of credit from our physical fuel delivery and derivative counterparties and our purchase credit card issuer aggregating $70.1 million. In addition, we had a $25.2 million unsecured standby letter of credit facility. These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
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
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2016, we had no outstanding jet fuel derivatives. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past, we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. In a falling fuel environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited, because we set the price of tickets in advance of knowing our fuel costs at the time the tickets are flown. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited.
We rely on maintaining a high daily aircraft utilization rate to implement our low cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 12.4 hours for 2016, and 12.7 hours for 2015 and 2014. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2016, the average age of our aircraft was approximately 5.2 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. Depending on their recoverability, these maintenance reserves may be classified as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials and Repair Costs and Heavy Maintenance Amortization” and “—Maintenance Reserves.”
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
DOT has been aggressive in enforcing regulations for violations of the tarmac delay rules, passenger with disability rules, advertising rules and other consumer protection rules that could increase the cost of airline operations or reduce revenues. Additional rules on providing scheduling, fare and fee information to travel agents and metasearch sites originally proposed in 2014 may be issued in 2017. Additional disability rules may be proposed in 2017, including with respect to access to lavatories on single-aisle aircraft. In addition, during 2014, the FAA issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR 117, which became effective January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action.
In 2016, Congress passed the FAA Extension, Safety and Security Act of 2016, which extends FAA funding through September 30, 2017. The ACT included a provision requiring airlines to refund fees for delayed checked bags if they are not delivered to the passenger within a specified number of hours. DOT is collecting information from which to develop a rule which Congress required to be issued by July 15, 2017. Congress will be considering a new FAA legislation in 2017 which may include reorganization of air traffic control function and its funding mechanism. Congress may also consider imposing taxes on carry-on and checked bag fees which has been proposed in previous legislation. If Congress were to enact any new FAA reauthorization bill or similar legislation, it is uncertain what effect it would have on our results of operations and financial condition.

We cannot assure you that these and other laws or regulations enacted in the future will not harm our business. In addition, the TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. Prior to and for the first half of 2014, the passenger security fee was $2.50 per passenger flight segment, subject to a $5 per one-way trip cap. In July 2014, the TSA implemented an increased passenger security fee at a flat rate of $5.60. On December 19, 2014, the law was amended to limit a round-trip fee to $11.20. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

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

Changes in legislation, regulation and government policy as a result of the 2016 U.S. presidential and congressional elections may have a material adverse effect on our business in the future.

The recent presidential and congressional elections in the United States could result in significant changes in, and uncertainty with respect to, legislation, regulation and government policy. While it is not possible to predict whether and when any such changes will occur, changes at the local, state or federal level could significantly impact our business and the airline industry. Specific legislative and regulatory proposals discussed during and after the election that could have a material impact on us include, but are not limited to, reform of the federal tax code; infrastructure renewal programs; changes to immigration policy; modifications to international trade policy, including withdrawing from trade agreements and taxes on imports; changes to the financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act; public company reporting requirements; environmental regulation and antitrust enforcement. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines. For example, certain tax proposals would generally (a) make net interest expense on debt non-deductible to borrowers and (b) increase the cost of importing (possibly including via lease) property. Certain proposals discussed during and after the election may make it less profitable or prevent us from flying to or from some of the destinations we currently serve.

We are currently unable to predict whether reform discussions will meaningfully change existing legislative and regulatory environments relevant for our business. To the extent that such changes have a negative impact on us or the airline industry, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows

We may not be able to implement our growth strategy.
Our growth strategy includes acquiring additional aircraft, increasing the frequency of flights and size of aircraft used in markets we currently serve, and expanding the number of markets we serve where our low cost structure would likely be successful. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. We face numerous challenges in implementing our growth strategy, including our ability to:

•	maintain profitability;

•	obtain financing to acquire new aircraft;

•	access airports located in our targeted geographic markets where we can operate routes in a manner that is consistent with our cost strategy;

•	obtain sufficient spare parts or related support services from our suppliers on a timely basis;

•	gain access to international routes; and

•	access sufficient gates and other services at airports we currently serve or may seek to serve.
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
As of December 31, 2016, we had a single fuel service contract with World Fuel Services Corporation to manage the sourcing and contracting of our fuel supply. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
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
In the past, we have experienced a relatively high number of customer complaints related to, among other things, our customer service and reservations and ticketing systems. In particular, we generally experience a higher volume of complaints when we make changes to our unbundling policies, such as charging for baggage. In addition, in 2009, we entered into a consent order with the DOT for our procedures for bumping passengers from oversold flights and our handling of lost or damaged baggage. Under the consent order, we were assessed a civil penalty of $375,000, of which we were required to pay $215,000 based on an agreement with the DOT and not having similar violations in the year after the date of the consent order. Further, media reports about incidents on our aircraft unrelated to customer complaints could negatively impact our reputation and our operations. If we do not meet our customers' expectations with respect to reliability and service, customers could decide not to fly with us, which would materially adversely affect our business and reputation.
We depend on a limited number of suppliers for our aircraft and engines.
One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE. If Airbus, IAE, or Pratt and Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft or components that we operate were discovered that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. The use of our aircraft could be suspended or restricted by regulatory authorities in the event of any actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.
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
Beginning in July 2014, we obtained war risk insurance from the commercial market which insures against some risks of terrorism. Previous to this date, we obtained this insurance through a special program administered by the FAA, which was discontinued late 2014. Renewing coverage from commercial underwriters may result in higher premiums and more restrictive terms. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain adequate war risk insurance. Our current war risk hull and liability insurance policy is effective until July 2017.
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
Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, we may face high employee turnover. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel. If we are unable to hire, train and retain qualified employees, our business could be harmed and we may be unable to implement our growth plans.
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
Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team. Competition for highly qualified personnel is intense, and the loss of any executive officer, senior manager, or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-person life insurance on our management team.

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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2016, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2016, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
Our amended and restated certificate of incorporation also specifies that the Court of Chancery of the State of Delaware shall be the exclusive forum for substantially all disputes between us and our stockholders.
We do not intend to pay cash dividends for the foreseeable future.
We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and fund share repurchases under programs approved by our Board of Directors. We do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our Board of Directors deems relevant. The timing of any share repurchases under share repurchase programs will depend upon market conditions, our capital allocation strategy and other factors.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2016, we operated a fleet of 95 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned	Number Leased
A319	145	10.5	29	7	22
A320ceo	178 - 182	3.4	45	15	30
A320neo	182	0.1	5	—	5
A321	218 - 228	2.2	16	14	2
		5.2	95	36	59
As of December 31, 2016, our firm aircraft orders consisted of 76 A320 family aircraft with Airbus (10 A320ceos, 50 A320neos, and 16 A321ceos). As of December 31, 2016, our future fleet plan, net of contractual lease returns, is illustrated in the table below.

Aircraft Type	2017	2018	2019	2020	2021
A319	29	29	28	23	18
A320ceo	49	54	55	55	55
A320neo	5	9	21	37	55
A321	25	30	30	30	30
Total Aircraft	108	122	134	145	158
Note 1: Actual fleet count may differ depending on future fleet decisions, including actual lease retirements.
We also have three spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023.
Ground Facilities
We lease all of our facilities at each of the airports we serve, with the exception of our newly constructed aircraft hangar in Detroit, which we own. Our leases for terminal passenger service facilities, which include ticket counter and gate space, operations support areas and baggage service offices, generally have a term ranging from month-to-month to 16 years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We also have entered into use agreements at the airports we serve that provide for the non-exclusive use of runways, taxiways and other airfield facilities. Landing fees paid under these agreements are based on the number of landings and weight of the aircraft.
As of December 31, 2016, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 27% of our capacity operating from FLL during 2016. We operate primarily out of Terminal 4 at FLL, the international terminal. We currently use up to ten gates simultaneously at Terminal 4. We have preferential access to seven of the Terminal 4 gates, common use access to the remaining three Terminal 4 gates, and access to other Terminal 3 gates. FLL is in the middle of a concourse replacement and expansion project, which will expand the number of gates at Terminal 4 from 10 to 14. Other airports through which we conduct significant operations include Chicago O'Hare International Airport (ORD), McCarran International Airport (LAS) serving Las Vegas, Dallas-Fort Worth International Airport (DFW), Detroit Metropolitan Wayne County Airport (DTW), George Bush Intercontinental Airport (IAH) and Orlando International Airport (MCO).
Our largest maintenance facility is currently located in a leased facility at FLL under a lease that expires in January 2022. We also conduct additional maintenance operations in leased facilities in Detroit, Michigan; Chicago, Illinois; Atlantic City, New Jersey; Dallas, Texas; Houston, Texas; Las Vegas, Nevada; Orlando, Florida; Atlanta, Georgia; and Philadelphia, Pennsylvania.

In September 2015, we executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, we lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-foot hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of our growing fleet and will reduce dependence on third-party facilities and contract line maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. We estimate to complete the project during the first quarter of 2017.
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

	High	Low
Fiscal year ended December 31, 2015
First Quarter	$82.03	$69.64
Second Quarter	77.88	59.98
Third Quarter	63.54	46.95
Fourth Quarter	50.80	33.57
Fiscal year ended December 31, 2016
First Quarter	$50.14	$36.53
Second Quarter	52.96	39.37
Third Quarter	48.93	37.23
Fourth Quarter	59.50	42.12
As of February 3, 2017, there were approximately 55 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2017 Proxy Statement is incorporated herein by reference.
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

Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2016. All stock repurchases during this period were made from employees who received restricted stock grants. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2016	1,914	$47.05	—	$—
November 1-30, 2016	496	$53.34	—	$—
December 1-31, 2016	63	$57.31	—	$—
Total	2,473	$48.57	—
During the first three quarters of 2016, we repurchased and retired 2.4 million shares for a total of $102.4 million. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock or performance share awards as well as open market repurchases made under our stock repurchase authorization that became effective in October 2015, which authorized the repurchase of up to $100 million of our common stock. As of December 31, 2016, the company had exhausted repurchases under this program.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index for the period beginning on December 31, 2011 and ending on December 31, 2016. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 31, 2011, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2011 to December 31, 2016, is not necessarily indicative of future results.

Spirit
NYSE Arca Airline Index
Nasdaq Composite Index
700
600
500
400
300
200
100
0
12/31/2011
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Spirit	$100.00	$113.65	$291.09	$484.49	$255.45	$370.90
NYSE ARCA Airline Index	$100.00	$137.67	$217.84	$326.88	$277.26	$355.80
NASDAQ Composite Index	$100.00	$117.70	$164.65	$188.87	$202.25	$220.13

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
We derived the selected statements of operations data for the years ended December 31, 2016, 2015 and 2014 and the balance sheet data as of December 31, 2016 and 2015 from our audited financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2013 and 2012 and the balance sheet data as of December 31, 2014, 2013 and 2012 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except share and per share data)
Operating revenues:
Passenger	$1,200,621	$1,169,338	$1,144,972	$986,018	$782,792
Non-ticket	1,121,335	972,125	786,608	668,367	535,596
Total operating revenue	2,321,956	2,141,463	1,931,580	1,654,385	1,318,388
Operating expenses:
Salaries, wages and benefits	472,471	377,508	313,409	261,624	218,380
Aircraft fuel (1)	447,553	461,447	612,909	551,746	471,763
Aircraft rent	201,675	211,531	195,827	169,737	143,572
Landing fees and other rents	151,679	131,077	105,115	83,604	68,368
Depreciation and amortization	101,136	73,908	46,971	31,947	15,256
Maintenance, materials and repairs	98,587	80,448	73,956	60,143	49,460
Distribution	96,627	86,576	74,823	67,481	56,668
Special charges (credits) (2)	37,189	673	45	174	(8,450)
Loss on disposal of assets	4,187	1,604	3,008	525	956
Other operating	267,191	207,569	150,254	145,112	128,425
Total operating expenses	1,878,295	1,632,341	1,576,317	1,372,093	1,144,398
Operating income	443,661	509,122	355,263	282,292	173,990
Other expense (income):
Interest expense (3)	41,654	20,382	2,747	214	1,350
Capitalized interest (4)	(12,705)	(11,553)	(2,747)	(214)	(1,350)
Interest income	(5,276)	(2,125)	(336)	(401)	(925)
Other expense	528	15	2,605	283	331
Total other expense (income)	24,201	6,719	2,269	(118)	(594)
Income before income taxes	419,460	502,403	352,994	282,410	174,584
Provision for income taxes	154,581	185,183	127,530	105,492	66,124
Net income	$264,879	$317,220	$225,464	$176,918	$108,460
Earnings Per Share:
Basic	$3.77	$4.39	$3.10	$2.44	$1.50
Diluted	$3.76	$4.38	$3.08	$2.42	$1.49
Weighted average shares outstanding:
Basic	70,343,935	72,207,725	72,738,961	72,592,765	72,385,574
Diluted	70,507,596	72,426,060	73,293,869	72,999,221	72,590,574

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) realized gains and losses related to fuel derivative contracts and (iii) unrealized gains and losses related to fuel derivative contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Into-plane fuel cost	$447,553	$454,747	$608,033	$542,523	$471,542
Realized losses (gains) related to fuel derivatives contracts, net	—	10,580	995	8,958	175
Unrealized losses (gains) related to fuel derivative contracts, net	—	(3,880)	3,881	265	46
Aircraft fuel expense	$447,553	$461,447	$612,909	$551,746	$471,763

(2)
Special charges (credits) include: (i) for 2012, a $9.1 million gain related to the sale of four permanent air carrier slots at Ronald Reagan National Airport (DCA) offset by costs connected with the 2012 secondary offerings; and for 2013, costs related to the 2013 secondary offering; (ii) for 2013 and 2014, $0.1 million in costs related to the DCA exit; (iii) for 2015, $0.7 million related to restructuring charges for outsourcing of ramps and passenger services; (iv) for 2016, $37.2 million related to lease termination charges recognized in connection with the purchase of seven aircraft formerly financed under operating lease agreements.

(3)
Interest expense in 2012 and 2013 primarily relates to interest related to the TRA. Interest expense in 2014 primarily relates to interest related to the long-term debt, commitment fees and underpayment of Federal Excise Tax for fuel purchases during the period between July 1, 2009 and August 31, 2014. Interest expense in 2015 and 2016 primarily relates to interest related to financing of purchasing aircraft.

(4)
Interest attributable to funds used to finance the acquisition of new aircraft, including PDPs is capitalized as an additional cost of the related asset. In 2015 and 2016, capitalized interest primarily represents interest related to the financing of purchased aircraft.

The following table presents balance sheet data for the periods presented:

	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$700,900	$803,632	$632,784	$530,631	$416,816
Short-term investment securities	100,155	—	—	—	—
Total assets (5)	3,151,927	2,530,545	1,592,753	1,164,522	907,293
Long-term debt, including current portion	981,713	646,330	145,663	—	—
Stockholders' equity	1,394,607	1,225,310	1,003,075	769,117	582,535

(5)	Prior period amounts have been reclassified to conform to ASU No. 2015-17 (ASU 2015-17), "Income Taxes" issued in November 2015.

	OPERATING STATISTICS
	Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Statistics (unaudited) (A)
Average aircraft	86.2	72.7	57.7	49.9	41.2
Aircraft at end of period	95	79	65	54	45
Average daily aircraft utilization (hours)	12.4	12.7	12.7	12.7	12.8
Average stage length (miles)	979	987	980	958	909
Block hours	389,914	337,956	267,305	231,148	192,403
Departures	149,514	128,902	102,594	90,284	78,582
Passenger flight segments (thousands)	21,618	17,921	14,294	12,414	10,423
Revenue passenger miles (RPMs) (thousands)	21,581,611	17,995,311	14,159,860	12,001,088	9,663,721
Available seat miles (ASMs) (thousands)	25,494,645	21,246,156	16,340,142	13,861,393	11,344,731
Load factor (%)	84.7	84.7	86.7	86.6	85.2
Average ticket revenue per passenger flight segment ($)	55.54	65.25	80.11	79.43	75.11
Average non-ticket revenue per passenger flight segment ($)	51.87	54.24	55.03	53.84	51.39
Total revenue per passenger segment ($)	107.41	119.49	135.14	133.27	126.50
Average yield (cents)	10.76	11.90	13.64	13.79	13.64
Total operating revenue per ASM (TRASM) (cents)	9.11	10.08	11.82	11.94	11.62
CASM (cents)	7.37	7.68	9.65	9.90	10.09
Adjusted CASM (cents) (B)	7.21	7.69	9.55	9.89	10.15
Adjusted CASM ex fuel (cents) (C)	5.45	5.50	5.88	5.91	6.00
Fuel gallons consumed (thousands)	302,781	255,008	200,498	171,931	142,991
Average economic fuel cost per gallon ($)	1.48	1.82	2.99	3.21	3.30

(A)	See “Glossary of Airline Terms” elsewhere in this annual report for definitions of terms used in this table.

(B)	Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2016		2015		2014		2013		2012
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.37		7.68		9.65		9.90		10.09
Less:
Unrealized losses (gains) related to fuel derivative contracts	$—	—	$(3.9)	(0.02)	$3.9	0.02	$0.3	—	$—	—
Loss on disposal of assets	4.2	0.02	1.6	0.01	3	0.02	0.5	—	1	0.01
Special charges (credits)	37.2	0.15	0.7	—	—	—	0.2	—	(8.5)	(0.07)
Out of period fuel excise tax	—	—	—	—	9.3	0.06	—	—	—	—
Adjusted CASM (cents)		7.21		7.69		9.55		9.89		10.15

(C)	Excludes aircraft fuel expense, loss on disposal of assets and special charges.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report.

2016 Year in Review
The year 2016 marks our tenth consecutive year of profitability. In 2016, we increased our capacity by 20.0%, as we grew our fleet of Airbus single-aisle aircraft from 79 to 95 aircraft, launched service to 29 new markets and added 4 new destinations: Seattle, Washington; Akron-Canton, Ohio; Newark, New Jersey and Havana, Cuba.
During 2016, we earned net income of $264.9 million ($3.76 per share, diluted), compared to net income of $317.2 million ($4.38 per share, diluted) in 2015. The decrease in earnings was a result of a decrease of 9.6% in our average yield, partially offset by a 20.0% increase in our capacity, year over year.
For the year ended December 31, 2016, we achieved an operating profit margin of 19.1% on $2,322.0 million in operating revenues. Our traffic grew by 19.9% as we continued to address an underserved market with ultra-low fares. Continued competitive pressures from major domestic network carriers aggressively discounting fares led to a 9.6% decrease in average yield, year over year. As a result of this pricing environment, TRASM in 2016 was 9.11 cents, a decrease of 9.6% compared to the prior year period. Total revenue per passenger flight segment decreased 10.1%, year over year, from $119.49 to $107.41 driven by a decrease of 14.9% in ticket revenue per passenger flight segment.
Our total non-ticket revenue increased by 15.3%, or $149.2 million, to $1,121.3 million in 2016. Despite the continued competitive pressures during 2016, our average non-ticket revenue per passenger flight segment declined to a lesser extent, by 4.4%, to $51.87. Our unbundled model provides a more stable revenue stream as demonstrated during periods of lower passenger ticket yields.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model. Our unit operating costs continue to be among the lowest of any airline in the United States. During 2016, our adjusted CASM ex-fuel decreased by 0.9% to 5.45 cents. The decrease on a per-ASM basis was primarily a result of a decrease in aircraft rent expense per ASM due to our newer aircraft being purchased under secured debt financing rather than being leased through operating leases, as is the case with the older aircraft in our fleet. In addition, we purchased seven previously leased aircraft during the twelve months ended December 31, 2016, which contributed to lower aircraft rent per ASM. This decrease in aircraft rent was partially offset by higher salaries and wages expense and higher other operating expense on a per-ASM basis.
During 2016, we took delivery of 11 new aircraft financed through our EETC, purchased 7 aircraft off lease and entered into a direct lease agreement with a third-party lessor for 5 A320neos. With the delivery of these A320neo aircraft during 2016, we became the first U.S.-based carrier to take delivery of and operate such aircraft. In addition, we purchased 1 spare engine. As of December 31, 2016, our 95 Airbus A320-family aircraft fleet was comprised of 29 A319s, 45 A320ceos, 5 A320neos and 16 A321ceos of which 29 aircraft are financed through secured debt, 59 are financed under operating leases and 7 are unencumbered. As of December 31, 2016, our aircraft orders consisted of 76 A320 family aircraft with Airbus scheduled for delivery from 2017 through 2021.
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
Aircraft Fuel. Aircraft fuel expense includes the cost of jet fuel, related federal taxes, fueling into-plane fees and transportation fees. It also includes realized and unrealized gains and losses arising from any activity on our fuel derivatives. Our fuel derivatives generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options).
Aircraft Rent. Aircraft rent expense consists of all minimum lease payments under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or expected to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable return condition obligations. Aircraft rent expense is net of the amortization of gains and losses on sale leaseback transactions on our flight equipment. As of December 31, 2016, 59 of our 95 aircraft and 11 of our 12 spare engines are financed under operating leases.
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
Distribution. Distribution expense includes all of our direct costs, including the cost of web support, our third-party call center, travel agent commissions and related GDS fees and credit card transaction fees, associated with the sale of our tickets and other products and services.
Special Charges. Special charges include lease termination costs and secondary offering costs.
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

Other Expense (Income)
Interest Expense. Interest expense in 2016 and 2015 was primarily related to the financing of purchased aircraft. For 2014, interest expense primarily represented interest related to the financing of purchased aircraft, interest related to the underpayment of prior year jet fuel FET and interest charged under the Tax Receivable Agreement (TRA) which was settled during 2014.
Capitalized Interest. Capitalized interest represents interest cost incurred during the acquisition period of an aircraft which theoretically could have been avoided had we not made PDPs for that aircraft. The percent of interest expense capitalized is equal to the amount of interest which could have been avoided. As such, if the amount of PDPs on deposit is less than the amount of related debt on which interest is incurred, then only a percent of total incurred interest expense qualifies for capitalization. These amounts are capitalized as part of the cost of the aircraft upon delivery. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2016 and 2015 primarily related to the interest incurred on long-term debt. For 2014, capitalized interest related to interest incurred on long-term debt, underpayment of prior year jet fuel FET and interest charged under the TRA.
Interest Income. For 2016 and 2015, interest income was related to interest earned on funds required to be held in escrow in accordance with the terms of our EETC. For a detailed discussion of the EETC, refer to “Notes to the Financial Statements—11. Debt and Other Obligations.” In addition, for 2016, interest income includes interest earned on our cash, cash equivalents and short-term investment securities.
Other Expense. Other expense includes realized gains and losses related to foreign currency transactions. For 2014, other expense also included $1.4 million related to the tax receivable settlement amount in excess of the amount previously accrued for and a $1.0 million charitable contribution that is specifically creditable against current income tax in the State of Florida, as allowed under state law.
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
Beginning in 2015, and continuing through most of 2016, the airline industry saw greater and more persistent price discounting than in the preceding several years. We believe that a major factor that enabled price discounting was the sharp decline in petroleum prices on world markets during the last couple years which offset general increases in non-fuel costs. In addition, significant airline capacity increases in certain major cities - such as Dallas and Chicago - exerted strong downward price pressure in those markets. Finally, beginning in mid-2015 network carriers began matching low-cost carrier and ULCC pricing on portions of their marginal unsold capacity, particularly in their key hub markets.
Absent significant increases in fuel prices and more constrained capacity, we expect the discounting trend to continue for the foreseeable future. Moreover, the network carriers have developed a fare-class pricing approach, in which a portion of available seats may be sold at or near ULCC prices, but without most product features available to their passengers paying at higher fare levels on the same flight. Broad fare discounting may have the effect of diluting the profitability of revenues of high-cost carriers but the fare-class approach may allow network carriers to continue offering a competitive price to ULCCs on some flights or routes, while maintaining higher pricing to their traditional constituencies of business and more affluent travelers. Refer to “Risk Factors—Risks Related to Our Industry—We operate in an extremely competitive industry."
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
Aircraft Fuel. Fuel costs represents one of our largest operating expenses, as it does for most airlines. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our derivatives, from time to time, generally may consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options can be used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2016, we had no outstanding jet fuel derivatives. As of December 31, 2016, we purchased all of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
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
We have four union-represented employee groups comprising approximately 73% of our employees at December 31, 2016. Our pilots are represented by the Airline Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our flight dispatchers are represented by the Transport Workers Union of America, or TWU, and our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW. Conflicts between airlines and their unions can lead to work slowdowns or stoppages. In June 2010, we experienced a five-day strike by our pilots, which caused us to shut down our flight operations. The strike ended as a result of our reaching a tentative agreement under a Return to Work Agreement and a full flight schedule was resumed on June 18, 2010. On August 1, 2010, we entered into a five-year collective bargaining agreement with our pilots. In August 2015, our collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and we joined ALPA in the request. The NMB has assigned a mediator and the parties continue to meet and work toward an amended agreement with the guidance of the mediator. Under the RLA, the parties' current agreement remains in effect until an amended agreement is reached. In August 2013, we entered into a five-year agreement with our flight dispatchers. In March 2016, with the help of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. In May 2016, we were notified that the flight attendants voted to approve the new five-year contract. In July 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, covering material economic terms. In June 2016, with the help of the IAMAW, we reached an agreement on the remaining terms of the collective bargaining agreement, which is amendable in June 2020. We believe the five-year term of our CBAs is valuable in providing stability to our labor costs and provide us with competitive labor costs compared to other U.S.-based low-cost carriers. If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions or stoppages, such as the strike by our pilots in June 2010. A strike or other significant labor dispute with our unionized employees is likely to adversely affect our ability to conduct business. Any agreement we do reach could increase our labor and related expenses.
In 2010, the Patient Protection and Affordable Care Act was passed into law. Under the new presidential administration this law may be repealed in its entirety or certain aspects may be changed or replaced. If the law is repealed or modified or if new legislation is passed, such action could potentially increase our operating costs, with healthcare costs increasing at a higher rate than our employee headcount.
Maintenance Expense. Maintenance expense grew through 2016, 2015 and 2014 mainly as a result of a growing fleet and the gradual increase of required maintenance for the older aircraft in our fleet. As the fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the interval between heavy maintenance events, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time. However, we believe, based on our scheduled maintenance events, maintenance expense and maintenance-related amortization expense in 2017 will be approximately $192 million. In addition, we expect to capitalize $186 million of costs for heavy maintenance during 2017.

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
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosure of contingent assets and liabilities at the date of our financial statements. For a detailed discussion of our significant accounting policies, refer to “Notes to Financial Statements—1. Summary of Significant Accounting Policies.”
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
Under our affinity card program, funds received for the marketing of a co-branded Spirit credit card and delivery of award miles are accounted for as a multiple-deliverable arrangement. At the inception of the arrangement, we evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting. We determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. At inception of the arrangement, we established the estimated selling price for all deliverables that qualified for separation, as arrangement consideration should be allocated based on relative selling price. The manner in which the selling price was established was based on the applicable hierarchy of evidence. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable's relative selling price. In considering the hierarchy of evidence, we first determined whether vendor-specific objective evidence of selling price or third-party evidence of selling price existed. We determined that neither vendor-specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of our program. As such, we developed our best estimate of the selling price for all deliverables. For the selling price of travel, we considered a number of entity-specific factors, including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions, fees to redeem miles and other charges. For licensing of brand and access to member lists, we considered both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace/industry, brand power, market royalty rates and size of customer base. For the advertising and marketing element, we considered market-specific factors and entity-specific factors, including our internal costs (and fluctuations of costs) of providing services, volume of marketing efforts and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided which is currently estimated at 17 months. We used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. For additional information, refer to “Notes to Financial Statements—1. Summary of Significant Accounting Policies—Frequent Flier Program”.
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
As of December 31, 2016, we had 36 aircraft and 1 spare engine capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2016, we had 59 aircraft financed through operating leases with terms of 12 to 18 years and 11 spare engines financed through operating leases with terms of 10 to 13 years. Residual values for aircraft, major spare rotable parts, avionics and assemblies are generally estimated to be 10%.
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
Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization. We account for heavy maintenance under the deferral method. Under the deferral method the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense over the earlier of the next estimated heavy maintenance event or the remaining lease term or useful life of the aircraft. Management expects that heavy maintenance events occurring closer to the end of the lease term will be amortized over the remaining lease term rather than over the next estimated heavy maintenance event. Amortization of engine and aircraft overhaul costs was $43.8 million, $43.1 million and $35.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. If heavy maintenance costs were amortized within maintenance, material and repairs expense in the statement of operations, our maintenance, material and repairs expense would have been $142.4 million, $123.6 million and $109.8 million for the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015 and 2014, we capitalized $35.4 million, $9.1 million and $33.6 million of costs for heavy maintenance, respectively. The timing of the next heavy maintenance event is estimated based on assumptions including estimated usage, FAA-mandated maintenance intervals, current condition of the related component, the age of the related component and average removal times as suggested by the manufacturer. These assumptions may change based on changes in our utilization of our aircraft, changes in government regulations and suggested manufacturer maintenance intervals. In addition, these assumptions can be affected by unplanned incidents that could damage an airframe, engine or major component to a level that would require a heavy maintenance event prior to a scheduled maintenance event. To the extent the estimated timing of the next maintenance event is extended or shortened, the related amortization period would be lengthened or shortened, resulting in higher amortization expense over a shorter period or lower amortization expense over a longer period, respectively. Heavy maintenance events include 6-year and 12-year airframe checks, engine overhauls, LLP replacement and overhauls to major components. Certain maintenance functions are outsourced under contracts that require payment based on a performance measure such as flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are accrued based on contractual payment terms. Routine cost for maintaining the airframes and engines and line maintenance are charged to maintenance, materials and repairs expense as performed.
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
At lease inception and at each balance sheet date, we assess whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits. Maintenance deposits expected to be recovered from lessors are reflected as aircraft maintenance deposits in the accompanying balance sheets. We make certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the cost of future maintenance events and the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor. When it is not probable we will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. We expensed $2.2 million, $2.3 million and $1.6 million of paid maintenance reserves as supplemental rent during 2016, 2015 and 2014, respectively.
As of December 31, 2016 and 2015, we had aircraft maintenance deposits of $286.4 million and $279.9 million, respectively, on our balance sheets. We have concluded that these aircraft maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
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
Leased Aircraft Return Costs. Our aircraft lease agreements often contain provisions that require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft, including costs incurred to repair the airframe and engines to the required condition as stipulated by the lease. Lease return costs could include, but are not limited to redelivery cost, redelivery crew cost, fuel, final inspections, reconfiguration of the cabin, repairs to the airframe, painting, overhaul of engines, replacement of components and checks. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. Incurrence of lease return costs becomes probable and the amount of those costs can typically be estimated near the end of the lease term (that is, after the aircraft has completed its last maintenance cycle prior to being returned). When determining probability and estimated cost, there are various factors which need to be considered such as current condition of the aircraft, the age of the aircraft at lease expiration, number of hours run on the engines, number of cycles run on the airframe, projected number of hours run on the engine at the time of return, number of projected cycles run on the airframe at the time of return, the extent of repairs needed if any at return, return locations, current configuration of the aircraft, current paint of the aircraft, estimated escalation of cost of repairs and materials at the time of return, current flight hour agreement rates and future flight hour agreement rates. In addition, typically near the lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. When costs become both probable and estimable, they are accrued on a straight-line basis as contingent rent, a component of supplemental rent, through the remaining lease term. Management expects return costs to be estimable near the end of the lease term, as such, contingent rent for related aircraft will be higher near the end of the lease term.
Results of Operations
In 2016, we generated operating revenues of $2,322.0 million and operating income of $443.7 million resulting in a 19.1% operating margin and net earnings of $264.9 million. In 2015, we generated operating revenues of $2,141.5 million and operating income of $509.1 million resulting in a 23.8% operating margin and net earnings of $317.2 million. Operating revenues increased year over year mainly as a result of a 19.9% increase in traffic. Increased operations resulted in higher operating expenses across the board with the exception of aircraft fuel which decreased due to lower fuel cost per gallon, period over period, and aircraft rent which decreased due to our newer aircraft being purchased under secured debt financing rather than being leased through operating leases, as is the case with the older aircraft in our fleet.
As of December 31, 2016, our cash and cash equivalents was $700.9 million, a decrease of $102.7 million compared to the prior year. Cash and cash equivalents is driven by cash from our operating activities offset by cash used to fund PDPs, capital expenditures and repurchases of common stock. In addition to cash and cash equivalents, as of December 31, 2016, we had $100.2 million in short-term investment securities in which we invested during 2016.

Operating Revenues

	Year Ended 2016	% change 2016 versus 2015	Year Ended 2015	% change 2015 versus 2014	Year Ended 2014
Passenger (thousands)	$1,200,621	2.7%	$1,169,338	2.1%	$1,144,972
Non-ticket (thousands)	1,121,335	15.3%	972,125	23.6%	786,608
Total operating revenue (thousands)	$2,321,956	8.4%	$2,141,463	10.9%	$1,931,580
Total operating revenue per ASM (TRASM) (cents)	9.11	(9.6)%	10.08	(14.7)%	11.82
Average ticket revenue per passenger flight segment	$55.54	(14.9)%	$65.25	(18.5)%	$80.11
Average non-ticket revenue per passenger flight segment	51.87	(4.4)%	54.24	(1.4)%	55.03
Total revenue per passenger flight segment	$107.41	(10.1)%	$119.49	(11.6)%	$135.14

2016 compared to 2015
Operating revenues increased by $180.5 million, or 8.4%, to $2,322.0 million in 2016 compared to 2015, primarily due to an increase in traffic of 19.9%, partially offset by a decrease in average yield of 9.6% to 10.76 cents. The decrease in average yield resulted from continued competitive pressures from major U.S. carriers aggressively discounting fare prices.
TRASM for 2016 was 9.11 cents, a decrease of 9.6% compared to 2015, as a result of lower operating yields on stable load factors. Total revenue per passenger flight segment decreased 10.1% from $119.49 in 2015 to $107.41 in 2016. The year-over-year decrease in total revenue per passenger flight segment was driven by a decrease of 14.9% in ticket revenue per passenger flight segment, resulting from the continued competitive pressures noted during the period.

During 2016, our average non-ticket revenue per passenger flight segment declined to a lesser extent, by 4.4%, or $2.37, to $51.87, mostly resulting from the competitive pressures noted above. Our unbundled model provides a more stable revenue stream as demonstrated during periods of lower passenger ticket yields. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to lower bag and change fee revenue per flight segment.
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

	Year Ended 2016	Change 2016 versus 2015		Year Ended 2015	Change 2015 versus 2014		Year Ended 2014
	CASM	Per-ASM Change	Percent change	CASM	Per-ASM Change	Percent change	CASM
Operating revenue
Operating expenses:
Salaries, wages and benefits	1.85¢	0.07¢	3.9%	1.78¢	(0.14)¢	(7.3)%	1.92¢
Aircraft fuel (1)	1.76	(0.41)	(18.9)	2.17	(1.58)	(42.1)	3.75
Aircraft rent	0.79	(0.21)	(21.0)	1.00	(0.20)	(16.7)	1.20
Landing fees and other rentals	0.59	(0.03)	(4.8)	0.62	(0.02)	(3.1)	0.64
Depreciation and amortization	0.40	0.05	14.3	0.35	0.06	20.7	0.29
Maintenance, materials and repairs	0.39	0.01	2.6	0.38	(0.07)	(15.6)	0.45
Distribution	0.38	(0.03)	(7.3)	0.41	(0.05)	(10.9)	0.46
Special charges	0.15	0.15	NM	—	—	NM	—
Loss on disposal of assets	0.02	0.01	NM	0.01	(0.01)	NM	0.02
Other operating expenses	1.05	0.07	7.1	0.98	0.06	6.5	0.92
Total operating expense
CASM	7.37¢	(0.31)¢	(4.0)	7.68¢	(1.97)	(20.4)	9.65¢
Adjusted CASM (2)	7.21	(0.48)	(6.2)	7.69	(1.86)	(19.8)	9.55
Adjusted CASM ex fuel (3)	5.45	(0.05)	(0.9)%	5.50	(0.38)	(6.5)	5.88

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) realized gains and losses related to fuel derivative contracts and (iii) unrealized gains and losses related to fuel derivative contracts. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Into-plane fuel cost	$447,553	$454,747	$608,033
Realized losses (gains) related to fuel derivative contracts, net	—	10,580	995
Unrealized losses (gains) related to fuel derivative contracts, net	—	(3,880)	3,881
Aircraft fuel	$447,553	$461,447	$612,909
(2)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2016		2015		2014
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.37		7.68		9.65
Less:
Unrealized losses (gains) related to fuel derivative contracts	$—	—	$(3.9)	(0.02)	$3.9	0.02
Loss on disposal of assets	4.2	0.02	1.6	0.01	3.0	0.02
Special charges	37.2	0.15	0.7	—	—	—
Out of period fuel excise tax	—	—	—	—	9.3	0.06
Adjusted CASM (cents)		7.21		7.69		9.55

(3)	Excludes aircraft fuel expense, loss on disposal of assets and special charges.

2016 compared to 2015
Operating expense increased by $246.0 million, or 15.1%, in 2016 primarily due to our 20.0% growth in capacity which drove increases in operating expenses.
Our adjusted CASM ex fuel for 2016 decreased by 0.9% as compared to 2015. The decrease on a per-ASM basis was primarily a result of a decrease in aircraft rent expense per ASM due to our newer aircraft being purchased under secured debt financing rather than being leased through operating leases, as is the case with the older aircraft in our fleet. In addition, we purchased seven previously leased aircraft during the twelve months ended December 31, 2016 which contributed to lower aircraft rent per ASM. This decrease in aircraft rent was partially offset by higher salaries and wages expense and higher other operating expense on a per-ASM basis.
Labor costs in 2016 increased by $95.0 million, or 25.2%, compared to 2015, due mainly to a 16.8% increase in our pilot and flight attendant workforce required to operate the 16 new aircraft deliveries in 2016. On both a dollar and per-ASM basis, labor costs increased as a result of a non-recurring ratification incentive in the amount of $8.4 million recorded during the first quarter of 2016, related to the five-year collective bargaining agreement with our flight attendants, as well as an increase in incentive compensation expense resulting from improved metric performance year over year. Scale benefits from overall growth as well as larger gauge aircraft and a decrease in our group health care costs partially offset the increase noted above on a per-ASM basis.
Aircraft fuel expenses includes both into-plane expense (as defined below) and realized and unrealized net gains or losses from fuel derivatives. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. We had no activity related to fuel derivative instruments during 2016. Management chose not to elect hedge accounting on any fuel derivative instruments entered into during 2015 or 2014 and, as a result, changes in the fair value of these fuel derivative contracts are recorded each period as a component of aircraft fuel expense.
Aircraft fuel expense decreased by 3.0% from $461.4 million in 2015 to $447.6 million in 2016. The decrease was primarily due to an 18.7% decrease in fuel prices per gallon, mostly offset by an 18.7% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2016	2015
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	302,781	255,008	18.7%
Into-plane fuel cost per gallon	$1.48	$1.78	(16.9)%
Into-plane fuel expense	$447,553	$454,747	(1.6)%
Realized losses (gains) related to fuel derivative contracts, net	—	10,580	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	(3,880)	NM
Aircraft fuel expense (per statement of operations)	$447,553	$461,447	(3.0)%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 16.9% was primarily a result of a decrease in jet fuel prices.
In 2016, we did not have any realized or unrealized gains or losses related to fuel derivatives as we did not enter into any fuel derivative instruments during the twelve months ended December 31, 2016. In 2015, total realized loss related to fuel derivatives was $10.6 million which represents premiums paid for fuel options that expired during the twelve months ended December 31, 2015. There was no cash received from fuel options that settled during 2015. During the twelve months ended December 31, 2016, we did not pay any premiums to acquire fuel options. During the twelve months ended December 31,

2015, we paid $2.5 million, in premiums to acquire fuel options. We had unrealized gains of $3.9 million related to mark to market adjustments in the fair value of our outstanding fuel derivatives during the twelve months ended December 31, 2015.
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
The elements of the changes in economic fuel expense are illustrated in the following table:

	Year Ended December 31,
	2016	2015
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$447,553	$454,747	(1.6)%
Realized (gains) and losses related to fuel derivative contracts, net	—	10,580	NM
Economic fuel expense	$447,553	$465,327	(3.8)%
Fuel gallons consumed	302,781	255,008	18.7%
Economic fuel cost per gallon	$1.48	$1.82	(18.7)%
Fuel gallons consumed increased 18.7% as a result of increased operations, as evidenced by a 15.4% increase in block hours.
During 2016, aircraft rent decreased $9.9 million, or 4.7%, compared to 2015. The decrease in aircraft rent expense was primarily driven by the purchase of seven previously leased aircraft made during the twelve months ended December 31, 2016. For further discussion on these purchases, refer to "Notes to Financial Statements—3. Special Charges." Additionally, we negotiated several lease extensions during 2016 which contributed to lower aircraft rent. On a per-ASM basis, aircraft rent expense decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of 11 purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as a result of these purchases.

Landing fees and other rents for 2016 increased by $20.6 million, or 15.7%, compared to 2015 primarily due to a 16.0% increase in departures. On a per-ASM basis, landing fees and other rents decreased due to scale benefits from increased volume at our airports.
Depreciation and amortization increased by $27.2 million, or 36.8%, compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to depreciation expense resulting from the purchase of 11 new aircraft and the purchase of 7 previously rented aircraft during 2016.
Maintenance, materials and repair costs increased by $18.1 million, or 22.5%, in 2016, as compared to 2015 . The increase in maintenance costs on a dollar basis was due to more frequent maintenance checks, year over year, as well as routine and ongoing maintenance on a growing fleet. On a per-unit basis, our growth outpaced the increase in maintenance costs during the period, as compared to the prior year period. We expect maintenance expense, on a dollar basis, to increase as our fleet continues to grow and age, resulting in the need for additional and more frequent repairs over time.
The increase in distribution expense of $10.1 million, or 11.6%, in 2016 compared to 2015 was primarily due to increased sales volume. On a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees, year over year.

The following table shows our distribution channel usage:

	Year Ended December 31,
	2016	2015	Change
Website	63.6%	63.5%	0.1
Third-party travel agents	31.7	32.0	(0.3)
Call center	4.7	4.5	0.2
Special charges for the year ended 2016 consisted primarily of $37.2 million in lease termination charges recognized in connection with the purchase of 7 aircraft previously financed under operating lease agreements. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the aircraft, less previously expensed supplemental rent and other non-cash items of $14.8 million. For further discussion on these purchases, refer to "Notes to Financial Statements—3. Special Charges."
Other operating expenses in 2016 increased by $59.6 million, or 28.7%, compared to 2015 due primarily to an increase in overall operations. As compared to the prior year period, we increased departures by 16.0% and had 20.6% more passenger flight segments, which drove increases in variable operating expenses. The outsourcing of ramp service agents at certain stations, completed in the latter part of the second quarter of 2015, also drove increases in other operating expense, on both a dollar and per-ASM basis, year over year.

2015 compared to 2014
Operating expense increased by $56.0 million, or 3.6%, in 2015 primarily due to our 30.0% growth in capacity which drove increases in operating expenses offset almost entirely by a significant decrease in fuel cost per gallon.
Our adjusted CASM ex fuel for 2015 decreased by 6.5% as compared to 2014. The decrease on a per-ASM basis was primarily due to a decrease in aircraft rent and labor costs. The decrease in our aircraft rent per ASM was related to the purchase of aircraft with lower ownership costs recorded under depreciation and amortization versus leased aircraft recorded under aircraft rent. This decrease in aircraft rent was partially offset by higher depreciation and amortization expense related to the depreciation of our recently purchased aircraft. Labor costs per ASM were lower in 2015, as compared to the prior period, primarily due to scale benefits from overall growth as well as from larger gauge aircraft.
Labor costs in 2015 increased by $64.1 million, or 20.5%, compared to 2014, due mainly to a 27.9% increase in our pilot and flight attendant workforce required to operate the 11 new aircraft deliveries in 2015, offset slightly by a decrease in bonus expense due to a failure to achieve bonus targets in 2015. On a per-ASM basis, labor costs decreased primarily due to scale benefits from overall growth and lower bonus expense on both a dollar and per ASM basis, offset slightly by rising health care costs which rose more than our capacity growth during the year.
Aircraft fuel expense decreased by 24.7% from $612.9 million in 2014 to $461.4 million in 2015. The decrease was primarily due to a 39.1% decrease in fuel prices per gallon, partially offset by a 27.2% increase in fuel gallons consumed.
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
During 2015, aircraft rent increased $15.7 million, or 8.0%, compared to 2014. This increase was primarily driven by the full year's rent of the seven leased aircraft delivered throughout 2014. We did not take delivery of any leased aircraft during 2015. On a per-ASM basis, aircraft rent expense decreased due to a change in composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have purchased and taken delivery of 14 aircraft, which increased capacity but had no effect in aircraft rent expense, as these assets were purchased and are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as a result of these purchases.

Landing fees and other rents for 2015 increased by $26.0 million, or 24.7%, compared to 2014 driven by the increased flight volume. On a per-ASM basis, landing fees and other rents decreased slightly, year over year, primarily due to the scale benefits from increased volume at our airports.

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

Other operating expenses in 2015 increased by $57.3 million, or 38.1%, compared to 2014, primarily due to an increase in departures of 25.6%, our overall growth and an increase in passenger re-accommodation expense year over year. On a per-ASM basis, our other operating expenses increased primarily due to higher passenger re-accommodation expense. Re-accommodation expense was driven by an increased number of flight cancellations, as compared to the same period last year. For example, during the second quarter of 2015, we experienced consecutive storm systems in Dallas, Chicago, New York, and Detroit followed by Tropical Storm Bill that sat over Houston before moving north to Dallas. The timing and location of these storm systems produced a domino effect on our operations resulting in over 500 flight cancellations and numerous flight delays. Our travel and lodging expense was also higher, as compared to the prior year period, due to increased operations, the training of new pilots and flight attendants, and higher average lodging rates.

Other (Income) Expense
2016 compared to 2015
Other (income) expense, net increased from $6.7 million in 2015 to $24.2 million in 2016. This increase was primarily driven by an increase in interest expense of $21.3 million, which primarily represented interest related to the financing of purchased aircraft, offset by an increase in interest income of $3.2 million and an increase in the capitalization of interest of $1.2 million. As of December 31, 2016 and 2015, we had 29 and 18 purchased aircraft financed through secured long-term debt arrangements, respectively. Refer to “Notes to Financial Statements—11. Debt and Other Obligations” for additional information. Interest income increased by $3.2 million, year over year, as we earned interest income on our cash, cash equivalents and short-term investments and on funds required to be held in escrow in accordance with the terms of our EETC.
2015 compared to 2014

Other (income) expense, net increased from $2.3 million in 2014 to $6.7 million in 2015. This increase was primarily driven by an increase in interest expense of $17.6 million, which primarily represented interest related to the financing of purchased aircraft, offset by an increase in the capitalization of interest of $8.8 million. Additionally, interest income increased by $1.8 million, year over year, as we earned interest income on funds required to be held in escrow in accordance with the terms of our EETC. Refer to “Notes to Financial Statements—11. Debt and Other Obligations” for additional information.

Income Taxes
In 2016, our effective tax rate was 36.9% compared to 36.9% in 2015 and 36.1% in 2014. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except share and per share amounts)
Total operating revenue	$493,355	$553,421	$574,841	$519,846	$538,143	$584,133	$621,329	$578,351
Passenger	273,466	308,573	319,812	267,487	272,626	296,401	331,004	300,590
Non-ticket	219,889	244,848	255,029	252,359	265,517	287,732	290,325	277,761
Operating income	109,251	122,315	157,219	120,337	101,299	121,835	135,216	85,311
Net income	$69,002	$76,704	$97,114	$74,400	$61,920	$73,084	$81,382	$48,493
Earnings Per Share:
Basic	$0.94	$1.06	$1.35	$1.04	$0.87	$1.03	$1.17	$0.70
Diluted	$0.94	$1.05	$1.35	$1.04	$0.86	$1.03	$1.17	$0.70
Weighted average shares outstanding:
Basic	73,053,535	72,518,019	71,737,697	71,543,409	71,572,194	70,769,810	69,727,012	69,325,023
Diluted	73,369,684	72,800,861	71,883,697	71,671,758	71,776,546	70,913,014	69,807,796	69,551,325

	Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Other operating statistics
Aircraft at end of period	70	73	76	79	83	87	89	95
Average daily Aircraft utilization (hours)	12.7	12.9	12.8	12.5	12.8	12.7	12.3	11.7
Average stage length (miles)	991	974	983	1,000	995	971	968	981
Departures	29,044	32,164	34,032	33,662	35,160	38,025	38,310	38,019
Passenger flight segments (thousands)	3,980	4,514	4,776	4,651	4,988	5,606	5,674	5,350
Revenue passenger miles (RPMs) (thousands)	4,017,559	4,481,064	4,768,692	4,727,996	5,070,313	5,549,411	5,599,370	5,362,518
Available seat miles (ASMs) (thousands)	4,729,463	5,213,299	5,597,997	5,705,398	5,983,005	6,419,419	6,507,204	6,585,018
Load factor (%)	84.9	86.0	85.2	82.9	84.7	86.4	86.0	81.4
Average ticket revenue per passenger flight segment ($)	68.71	68.35	66.96	57.52	54.65	52.87	58.34	56.19
Average non-ticket revenue per passenger flight segment ($)	55.25	54.24	53.39	54.26	53.23	51.32	51.17	51.92
Total operating revenue per ASM (TRASM) (cents)	10.43	10.62	10.27	9.11	10.61	10.53	11.10	8.78
CASM (cents)	8.12	8.27	7.46	7.00	7.30	7.20	7.47	7.49
Adjusted CASM (cents) (1)	8.06	8.33	7.45	7.03	7.03	7.07	7.35	7.36
Adjusted CASM ex fuel (cents) (2)	5.72	5.80	5.39	5.15	5.59	5.30	5.48	5.44
Fuel gallons consumed (thousands)	56,723	63,134	67,684	67,467	70,550	77,013	78,288	76,930
Average economic fuel cost per gallon ($)	1.95	2.08	1.71	1.57	1.22	1.47	1.56	1.64

(1) Reconciliation of CASM to Adjusted CASM:

	Three Months Ended
	March 31, 2015		June 30, 2015		September 30, 2015		December 31, 2015		March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.12		8.27		7.46		7.00		7.30		7.20		7.47		7.49
Less:
Unrealized losses (gains) related to fuel derivative contracts	$1.7	0.04	$(3.7)	(0.07)	$0.1	—	$(2.0)	(0.03)	$—	—	$—	—	$—	—	$—	—
Loss on disposal of assets	0.6	0.01	0.4	0.01	0.3	0.01	0.3	0.01	0.02	—	0.05	0.01	0.4	0.01	3.0	0.05
Special charges	0.4	0.01	0.3	0.01	0.1	—	—	—	16.2	0.27	8.1	0.13	7.4	0.11	5.6	0.08
Adjusted CASM (cents)		8.06		8.33		7.45		7.03		7.03		7.07		7.35		7.35

(2) Excludes aircraft fuel expense, loss on disposal of assets and special charges.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments (PDPs), debt obligations and maintenance reserves. Our total cash at December 31, 2016 was $700.9 million, a decrease of $102.7 million from December 31, 2015. In addition to cash and cash equivalents, as of December 31, 2016, we had $100.2 million in short-term investment securities in which we invested during 2016.

Currently, our single largest capital need is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, sale leaseback transactions, direct leases or cash purchases. In debt financing transactions, capital is needed to make equity investments in capital assets and payments on debt obligations (principal and interest) after the acquisition of the aircraft. During the twelve months ended December 31, 2016, we purchased 11 aircraft through debt financing transactions and made $115.0 million in debt payment obligations (principal, interest and fees). The debt entered into in the current year had maturity dates ranging from 2024 to 2028 and interest rates ranging from 4.100% to 4.450%. Capital resources required under debt financing transactions will generally be higher than those involving sale leaseback transactions. In sale leaseback transactions, capital is needed to fund the initial purchase of the aircraft prior to the sale to the lessor. During 2016, we entered into no sale leaseback transactions. During the twelve months ended December 31, 2016, we purchased seven A319 aircraft which were previously financed under operating leases for $147.7 million, comprised of cash payments of $107.1 million and the applications of maintenance security deposits held by the previous lessors of $40.6 million. In addition, we took delivery of five A320neos financed through direct operating leases.

PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During 2016, we paid $173.9 million in PDPs for future deliveries of aircraft and spare engines. As of December 31, 2016, we had $325.7 million of PDPs on our balance sheet.

As of December 31, 2016, we had secured financing for four aircraft, scheduled for delivery in 2017, and did not have financing commitments in place for the remaining 72 Airbus firm aircraft orders, scheduled for delivery between 2017 through 2021. In January 2017, we secured financing for one additional aircraft, scheduled for delivery in 2017. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the twelve months ended December 31, 2016, we paid $57.1 million in maintenance reserves and as of December 31, 2016, we have $286.5 million ($87.0 million in aircraft maintenance deposits and $199.4 million in long-term aircraft maintenance deposits) on our balance sheet.

On October 26, 2015, our Board of Directors authorized a repurchase program of up to $100 million in aggregate value of shares of our Common Stock, par value $0.0001 per share, from time to time in open market or privately negotiated transactions. As of December 31, 2016, we exhausted repurchases under this program.

As of December 31, 2016, we were compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships, as of December 31, 2016 and December 31, 2015, was $234.6 million and $250.2 million, respectively.

Net Cash Flows Provided By Operating Activities. Operating activities in 2016 provided $473.7 million in cash compared to $473.0 million provided in 2015. Cash provided by operating activities remained relatively flat, year over year, despite lower net income, primarily due to the non-cash lease termination costs in 2016 of $37.2 million recorded within special charges on the statement of operations. Other notable differences include $65.0 million of federal income tax payments made in 2015 and refunded in 2016 and lower deferral of income taxes, year over year.
Operating activities in 2015 provided $473.0 million in cash compared to $261.8 million provided in 2014. The increase resulted from higher net income, larger cash collections on flights sold but not yet flown, and higher deferrals of income taxes year over year.
Net Cash Flows Used In Investing Activities. During 2016, investing activities used $826.3 million, compared to $701.3 million used in 2015. The increase was mainly driven by the purchase of short-term available-for-sale investment securities of

$103.3 million made during 2016. In addition, there was an increase in paid PDPs, net of refunds, driven by timing of future aircraft deliveries. During 2016, our main investing activities were in expenditures for flight equipment consisting primarily of the purchase of 11 new aircraft, 7 previously leased aircraft and 1 spare engine.
During 2015, investing activities used $701.3 million, compared to $303.7 million used in 2014. The increase was mainly due to the purchase of 14 aircraft and 1 spare engine sale leaseback transaction during 2015 and a slight increase in paid PDPs, as compared to 2014, driven by the timing of aircraft deliveries.
Net Cash Provided By Financing Activities. During 2016, financing activities provided $249.9 million. We received $417.3 million in connection with the debt financing of 11 aircraft delivered during 2016. We spent $102.5 million to repurchase common stock primarily under our stock repurchase authorization, which became effective in October 2015, and we paid $64.4 million in debt principal payment obligations related to the financing of our aircraft.

During 2015, financing activities provided $399.1 million. We received $7.3 million in proceeds from the sale of one spare engine as part of a sale leaseback transaction, $536.8 million in connection with the debt financing of 14 aircraft, and retained $8.9 million as a result of excess tax benefits related to share-based payments. We spent $15.2 million in debt issuance costs to secure the financing of 14 aircraft purchases, spent $112.3 million to repurchase common stock and made $26.4 million in debt and capital lease payments.

During 2014, financing activities provided $144.0 million. We received $7.2 million in proceeds from the sale of one spare engine as part of a sale leaseback transaction, $148.0 million in connection with the debt financing of four aircraft, retained $1.9 million as a result of excess tax benefits related to share-based payments and received cash as a result of exercised stock options. We spent $4.7 million in debt issuance costs to secure the financing of 4 aircraft delivered in 2014 and 11 aircraft delivered in 2015.

In 2014, we agreed on a settlement amount of $7.0 million related to a Tax Receivable Agreement (TRA). This agreed upon settlement was in excess of the outstanding liability of $5.6 million at the time of settlement. The $5.6 million payment is recorded as cash used in financing activities in the statement of cash flows and the excess payment of $1.4 million is recorded within other expense in the statement operations and recorded as cash from operations in the statement of cash flows.
Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2016 and the periods in which payments are due (in millions):

	2017	2018 - 2019	2020 - 2021	2022 and beyond	Total
Long-term debt (1)	$89	$165	$158	$600	$1,012
Interest commitments (2)	42	73	58	97	270
Operating lease obligations	258	457	371	612	1,698
Flight equipment purchase obligations	660	1,328	1,602	25	3,615
Other (3)	16	4	—	—	20
Total future payments on contractual obligations	$1,065	$2,027	$2,189	$1,334	$6,615

(1)
Includes principal only associated with senior term loans due through 2027, junior term loans due through 2022 and Class A and Class B enhanced equipment trust certificates due through 2028 and 2024, respectively. Refer to “Notes to the Financial Statements—11. Debt and Other Obligations.”

(2)	Related to senior and junior term loans and Class A and Class B enhanced equipment trust certificates only.

(3)
Primarily related to the construction of our maintenance hangar, our A320ceos seating reconfiguration project, and our reservation system. Refer to “Notes to the Financial Statements—16. Commitments and Contingencies.”

Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $7.7 million in 2017, $7.0 million in 2018, $5.7 million in 2019, $5.4 million in 2020, $5.5 million in 2021 and $17.7 million in 2022 and beyond.

In August 2015, we created two separate pass-through trusts which issued $576.6 million aggregate face amount of Series 2015-1 Class A and Class B EETCs in connection with the financing of 12 new Airbus A321 aircraft and 3 new Airbus A320 aircraft. The proceeds from the issuance of EETCs were initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. As of December 31, 2016, $538.1 million of the proceeds from the sale of the 2015-1 EETCs had been used to purchase equipment notes in connection with the financing of 3 Airbus A320 aircraft and 11 Airbus A321 aircraft. The remaining one aircraft, under the EETC, was delivered in January 2017.

We evaluated whether the pass-through trusts formed are variable interest entities (VIEs) required to be consolidated by the Company under applicable accounting guidance. We determined that the pass-through trusts are VIEs and that we do not have a variable interest in the pass-through trusts. As such, we are not required to consolidate these pass-through trusts.

As of December 31, 2016, principal and interest commitments related to our future secured debt financing for four aircraft are $10.9 million in 2017, $13.0 million in 2018, $13.7 million in 2019, $13.2 million in 2020, $13.3 million in 2021, and $119.1 million in 2022 and beyond.

In September 2015, we executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, we lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000 square foot hangar facility. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. We estimate we will complete the project during the first quarter of 2017. Future commitment amounts for the project are included within operating lease obligations, for future rent obligations and within other, for future construction cost obligations in the table above.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft and spare engines as 59 of our 95 aircraft and 11 of our 12 spare engines are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2017 and 2029. Aircraft rent payments were $213.9 million and $217.0 million for 2016 and 2015, respectively. Our aircraft lease payments for 57 of our aircraft are fixed-rate obligations. Two of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturer and aircraft leasing companies. As of December 31, 2016, our firm aircraft orders consisted of the following:

	Airbus
	A320ceo	A320neo	A321ceo	Total
2017	4		11	15
2018	5	4	5	14
2019	1	12		13
2020		16		16
2021		18		18
	10	50	16	76
We also have three spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $660.3 million in 2017, $649.8 million in 2018, $678.3 million in 2019, $824.4 million in 2020, $777.9 million in 2021, and $24.6 million in 2022 and beyond.
As of December 31, 2016, we had lines of credit related to corporate credit cards of $23.6 million from which we had drawn $9.9 million.
As of December 31, 2016, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $46.5 million. As of December 31, 2016, we had drawn $8.0 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2016, we did not hold any derivatives.
As of December 31, 2016, we have $6.6 million in uncollateralized surety bonds and a $25.2 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $19.7 million had been drawn upon for issued letters of credit.

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
"TRA" means Tax Receivable Agreement.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2016, 2015 and 2014 represented approximately 23.8%, 28.3% and 38.9% of our operating expenses, respectfully. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2016 by $44.8 million.
As of December 31, 2016 and 2015, we did not have any outstanding fuel derivatives. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than the amount based upon further fluctuations in future prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $100.2 million as of December 31, 2016. As of December 31, 2015, we had no outstanding investment securities, since we did not purchase them until the third quarter of 2016. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on two of our aircraft. A hypothetical 10% change in interest rates in 2016 would affect total aircraft rent expense in 2017 by less than $0.1 million per annum.
Fixed-Rate Debt. As of December 31, 2016, we had $1,012.4 million outstanding in fixed-rate debt related to the purchase of 15 Airbus A320 aircraft and 14 Airbus A321 aircraft, which had a fair value of $1,033.7 million. As of December 31, 2015, we had $659.3 million outstanding in fixed-rate debt related to the purchase of 12 Airbus A320 aircraft and 6 Airbus A321 aircraft, which had a fair value of $652.4 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Operating revenues:
Passenger	$1,200,621	$1,169,338	$1,144,972
Non-ticket	1,121,335	972,125	786,608
Total operating revenues	2,321,956	2,141,463	1,931,580
Operating expenses:
Salaries, wages and benefits	472,471	377,508	313,409
Aircraft fuel	447,553	461,447	612,909
Aircraft rent	201,675	211,531	195,827
Landing fees and other rents	151,679	131,077	105,115
Depreciation and amortization	101,136	73,908	46,971
Maintenance, materials and repairs	98,587	80,448	73,956
Distribution	96,627	86,576	74,823
Special charges	37,189	673	45
Loss on disposal of assets	4,187	1,604	3,008
Other operating	267,191	207,569	150,254
Total operating expenses	1,878,295	1,632,341	1,576,317

Operating income	443,661	509,122	355,263
Other (income) expense:
Interest expense	41,654	20,382	2,747
Capitalized interest	(12,705)	(11,553)	(2,747)
Interest income	(5,276)	(2,125)	(336)
Other expense	528	15	2,605
Total other (income) expense	24,201	6,719	2,269

Income before income taxes	419,460	502,403	352,994
Provision for income taxes	154,581	185,183	127,530

Net income	$264,879	$317,220	$225,464
Basic earnings per share	$3.77	$4.39	$3.10
Diluted earnings per share	$3.76	$4.38	$3.08

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$264,879	$317,220	$225,464
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $0, ($550) and ($423)	—	(910)	(718)
Unrealized gain (loss) on short-term investment securities, net of deferred taxes of ($13), $0 and $0	(23)	—	—
Interest rate derivative losses reclassified into earnings, net of taxes of $130, $50, and $0	224	82	—
Other comprehensive income (loss)	$201	$(828)	$(718)
Comprehensive income	$265,080	$316,392	$224,746

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Balance Sheets
(In thousands, except share data)

	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$700,900	$803,632
Short-term investment securities	100,155	—
Accounts receivable, net	41,136	28,266
Aircraft maintenance deposits	87,035	73,415
Prepaid income taxes	—	72,278
Prepaid expenses and other current assets	46,619	48,749
Total current assets	975,845	1,026,340

Property and equipment:
Flight equipment	1,461,525	834,927
Ground property and equipment	126,206	74,814
Less accumulated depreciation	(122,509)	(65,524)
	1,465,222	844,217
Deposits on flight equipment purchase contracts	325,688	286,837
Long-term aircraft maintenance deposits	199,415	206,485
Deferred heavy maintenance, net	75,534	89,127
Other long-term assets	110,223	77,539
Total assets	$3,151,927	$2,530,545

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,193	$17,043
Air traffic liability	206,392	216,831
Current maturities of long-term debt	84,354	49,637
Other current liabilities	226,011	182,729
Total current liabilities	531,950	466,240

Long-term debt, less current maturities	897,359	596,693
Long-term deferred income taxes	308,143	221,481
Deferred gains and other long-term liabilities	19,868	20,821
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2016 and 2015, respectively; 73,549,872 and 73,402,877 issued and 69,326,202 and 71,541,788 outstanding as of December 31, 2016 and 2015, respectively	7	7
Additional paid-in-capital	551,004	544,277
Treasury stock, at cost: 4,223,670 and 1,861,089 shares as of December 31, 2016 and 2015, respectively	(218,692)	(116,182)
Retained earnings	1,063,633	798,754
Accumulated other comprehensive loss	(1,345)	(1,546)
Total shareholders’ equity	1,394,607	1,225,310
Total liabilities and shareholders’ equity	$3,151,927	$2,530,545
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities:
Net income	$264,879	$317,220	$225,464
Adjustments to reconcile net income to net cash provided by operations:
Unrealized losses on open derivative contracts, net	—	2,202	—
Losses reclassified from other comprehensive income	354	132	—
Equity-based compensation	7,105	9,222	8,797
Allowance for doubtful accounts (recoveries)	80	12	(45)
Amortization of deferred gains and losses and debt issuance costs	5,732	1,165	(185)
Depreciation and amortization	101,136	73,908	46,971
Deferred income tax expense	86,146	155,614	34,118
Loss on disposal of assets	4,187	1,604	3,008
Lease termination costs	37,189	—	—

Changes in operating assets and liabilities:
Accounts receivable	(12,951)	(5,592)	606
Aircraft maintenance deposits	(45,869)	(32,101)	(31,925)
Long-term deposits and other assets	(75,780)	(103,613)	(48,382)
Prepaid income taxes	72,278	—	—
Accounts payable	(6,823)	2,706	(10,034)
Air traffic liability	(11,582)	36,387	21,135
Other liabilities	47,391	14,119	12,302
Other	206	—	—
Net cash provided by operating activities	473,678	472,985	261,830
Investing activities:
Purchase of short-term investment securities	(103,258)	—	—
Proceeds from the maturity of short-term investment securities	2,842	—	—
Proceeds from sale of property and equipment	50	—	—
Pre-delivery deposits for flight equipment, net of refunds	(173,947)	(142,323)	(115,802)
Capitalized interest	(10,834)	(10,159)	(1,318)
Purchase of property and equipment	(541,122)	(548,800)	(186,569)
Net cash used in investing activities	(826,269)	(701,282)	(303,689)
Financing activities:
Proceeds from issuance of long-term debt	417,275	536,780	148,000
Proceeds from stock options exercised	92	32	174
Payments on debt and capital lease obligations	(64,421)	(26,364)	(1,233)
Proceeds from sale leaseback transactions	—	7,300	7,200
Payments to pre-IPO shareholders pursuant to tax receivable agreement	—	—	(5,643)
Excess tax (deficiency) benefit from equity-based compensation	(470)	8,850	1,871
Repurchase of common stock	(102,510)	(112,261)	(1,630)
Debt issuance costs	(107)	(15,192)	(4,727)
Net cash provided by financing activities	249,859	399,145	144,012
Net (decrease) increase in cash and cash equivalents	(102,732)	170,848	102,153
Cash and cash equivalents at beginning of period	803,632	632,784	530,631
Cash and cash equivalents at end of period	$700,900	$803,632	$632,784
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$39,963	$7,061	$—
Income taxes paid, net of refunds	$(5,579)	$95,933	$89,104
Non-cash transactions:
Capital expenditures funded by capital lease borrowings	$(31)	$—	$(173)
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2013	$7	$515,331	$(2,291)	$256,070	$—	$769,117
Share-based compensation	—	8,797	—	—	—	8,797
Repurchase of common stock	—		(1,630)	—	—	(1,630)
Proceeds from options exercised	—	174	—	—	—	174
Excess tax benefits from share-based compensation	—	1,871	—	—	—	1,871
Changes in comprehensive income	—	—	—	—	(718)	(718)
Net income	—	—	—	225,464	—	225,464
Balance at December 31, 2014	$7	$526,173	$(3,921)	$481,534	$(718)	$1,003,075
Share-based compensation	—	9,222	—	—	—	9,222
Repurchase of common stock	—		(112,261)	—	—	(112,261)
Proceeds from options exercised	—	32	—	—	—	32
Excess tax benefits from share-based compensation	—	8,850	—	—	—	8,850
Changes in comprehensive income					(828)	(828)
Net income	—	—	—	317,220	—	317,220
Balance at December 31, 2015	$7	$544,277	$(116,182)	$798,754	$(1,546)	$1,225,310
Share-based compensation	—	7,105	—	—	—	7,105
Repurchase of common stock	—		(102,510)	—	—	(102,510)
Proceeds from options exercised	—	92	—	—	—	92
Excess tax deficiency from share-based compensation	—	(470)	—	—	—	(470)
Changes in comprehensive income					201	201
Net income	—	—	—	264,879	—	264,879
Balance at December 31, 2016	$7	$551,004	$(218,692)	$1,063,633	$(1,345)	$1,394,607

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
Short-term Investment Securities
The Company's short-term investment securities consist of available-for-sale asset-backed securities with contractual maturities of twelve months or less. These securities are stated at fair value within current assets on the Company's balance sheet. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as proceeds from the maturity of short-term investment securities for the security relinquished, and purchase of short-term investment securities for the security purchased, in the Company's statement of cash flows. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income.
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets and amounts due from the Internal Revenue Service related to federal excise fuel tax. The Company records an allowance for doubtful accounts for amounts not expected to be collected. The Company estimates the allowance based on historical write-offs as well as aging trends. The allowance for doubtful accounts was immaterial as of December 31, 2016 and 2015.
In addition, the provision for doubtful accounts and write-offs for 2016, 2015 and 2014 were each immaterial.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of operating property and equipment is computed using the straight-line method applied to each unit of property. Residual values for aircraft, major spare rotable parts, avionics and assemblies are generally estimated to be 10%. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed using the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation and amortization expense.

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
As of December 31, 2016, the Company had 36 aircraft and 1 spare engine capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2016, the Company had 59 aircraft financed through operating leases with lease terms from 12 to 18 years and 11 spare engines financed through operating leases with lease terms from 10 to 13 years.
The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Depreciation	$57,325	$30,797	$11,169
Amortization of heavy maintenance	43,811	43,111	35,802
Total depreciation and amortization	$101,136	$73,908	$46,971
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying balance sheets, net of accumulated depreciation, was $9.4 million and $8.8 million at December 31, 2016 and 2015, respectively.
Amortization of capitalized software costs is charged to depreciation on a straight-line method basis. Amortization of capitalized software costs was $3.2 million, $3.1 million and $3.5 million for the years ended 2016, 2015 and 2014, respectively. The Company placed in service internal-use software of $4.1 million, $4.3 million and $2.7 million, during the years ended 2016, 2015 and 2014, respectively.
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
Customers may elect to change their itinerary prior to the date of departure. A service charge is assessed and recognized on the date the change is initiated and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. The amount remaining after deducting the service charge is called a credit shell which expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and the Company’s other service offerings. The amount of credits expected to expire is recognized as revenue upon issuance of the credit and is

Notes to Financial Statements—(Continued)

estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. However, given the relatively short period of time to expiration, this does not have a significant impact on the Company's financial statements.
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
Affinity Card Program. During 2015, the Company extended its agreement with the administrator of the FREE SPIRIT affinity credit card program, which was scheduled to expire in April 2016. The renegotiated program was extended through 2022. As part of the new agreement, the Company received a $10.7 million signing bonus that is being deferred over the contract term and has been reflected in the table below as consideration received from credit card mileage programs in 2015. This extension is considered a material change and thus at the inception of this new arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting using the criteria as set forth in ASU No. 2009-13. Under the Company's affinity card program, funds received for the marketing of a co-branded Spirit credit card and delivery of award miles are accounted for as a multiple-deliverable arrangement. At the inception of the arrangement, the Company evaluated all deliverables in the arrangement to determine whether they represent separate units of accounting. The Company determined the arrangement had three separate units of accounting: (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. Arrangement consideration was allocated based on relative selling price. At inception of the arrangement, the Company established the estimated selling price for all deliverables that qualified for separation. The manner in which the selling price was established was based on a hierarchy of evidence the Company considered. Total arrangement consideration was then allocated to each deliverable on the basis of the deliverable’s relative selling price. In considering the hierarchy of evidence, the Company first determined whether vendor specific objective evidence of selling price or third-party evidence of selling price existed. It was determined by the Company that neither vendor specific objective evidence of selling price nor third-party evidence existed due to the uniqueness of the Company’s program. As such, the Company developed its best estimate of the selling price for all deliverables. For the award miles, the Company considered a number of entity-specific factors when developing the best estimate of the selling price, including the number of miles needed to redeem an award, average fare of comparable segments, breakage, restrictions and other charges. For licensing of brand and access to member lists, the Company considered both market-specific factors and entity-specific factors, including general profit margins realized in the marketplace/industry, brand power, market royalty rates and size of customer base. For the advertising element, the Company considered market-specific factors and entity-specific factors, including the Company’s internal costs (and fluctuations of costs) of providing services, volume of marketing efforts and overall advertising plan. Consideration allocated based on the relative selling price to both brand licensing and advertising elements is recognized as revenue when earned and recorded in non-ticket revenue. Consideration allocated to award miles is deferred and recognized ratably as passenger revenue over the estimated period the transportation is expected to be provided which is estimated at 17 months. The Company used entity-specific assumptions coupled with the various judgments necessary to determine the selling price of a deliverable in accordance with the required selling price hierarchy. Changes in these assumptions could result in changes in the estimated selling prices. Determining the frequency to reassess selling price for individual deliverables requires significant judgment. As of December 31, 2016, there have been no changes in either the selling price or the method or assumptions used to determine selling price for any of the identified units of accounting that would have a significant effect on the allocation of consideration.

Notes to Financial Statements—(Continued)

The following table illustrates total cash proceeds received from the sale of mileage credits and the portion of such proceeds recognized in revenue immediately as marketing component:

	Consideration received from credit card mile programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2016	$48,882	$36,640
December 31, 2015	58,005	35,938
December 31, 2014	33,819	28,140
Total unrecognized revenue from future FREE SPIRIT award redemptions and the sale of mileage credits was $15.3 million and $14.9 million at December 31, 2016 and 2015, respectively. These balances are recorded as a component of air traffic liability in the accompanying balance sheets.
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
The following table summarizes the primary components of non-ticket revenue and the revenue recognition method utilized for each service or product:

		Year Ended December 31,
Non-ticket revenue	Recognition method	2016	2015	2014
		(in thousands)
Baggage	Time of departure	$434,269	$381,386	$318,103
Passenger usage fee	Time of departure	358,920	298,092	221,992
Advance seat selection	Time of departure	110,966	97,786	76,270
Service charges for changes and cancellations	When itinerary is changed	42,823	43,756	38,388
Other		174,357	151,105	131,855
Non-ticket revenue		$1,121,335	$972,125	$786,608
Charges for services recognized at time of departure are initially recorded as a liability, within air traffic liability, until time of departure. The passenger usage fee is charged for tickets sold through the Company’s primary sales distribution channels. The primary sales distribution channels for which passenger usage fees are charged include sales through the Company’s website, sales through the third-party provided call center and sales through travel agents; the Company does not charge a passenger usage fee for sales made at its airport ticket counters. Other non-ticket revenues include revenues from other air related charges as well as non-air related charges. Other air related charges include optional services and products provided to passengers such as travel insurance, use of the Company’s call center or travel agents, and commissions on sale of on-board products, among others. Non-air related charges primarily consist of revenues from advertising on the Company’s aircraft and website, the Company’s $9 Fare Club subscription-based membership program and the Company’s FREE SPIRIT affinity credit card program.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset, the end of the remaining lease term or the next scheduled heavy maintenance event.
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $43.8 million, $43.1 million and $35.8 million for the years ended 2016, 2015 and 2014, respectively. During the years ended 2016, 2015 and 2014, the Company deferred $35.4 million, $9.1 million and $33.6 million, respectively, of costs for heavy maintenance. At December 31, 2016 and 2015, the Company had deferred heavy maintenance balance of $238.3 million and $208.1 million, and accumulated heavy maintenance amortization of $162.8 million and $118.9 million, respectively.

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
The table below summarizes the extent to which the Company’s maintenance costs are rate capped due to flight hour maintenance contracts:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Flight hour-based maintenance expense	$48,471	$41,818	$35,675
Non-flight hour-based maintenance expense	50,116	38,630	38,281
Total maintenance, materials and repairs	$98,587	$80,448	$73,956
Leased Aircraft Return Costs
The Company's aircraft lease agreements often contain provisions that require the Company to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft, including costs incurred to repair the airframe and engines to the required condition as stipulated by the lease. Lease return costs could include, but are not limited to redelivery cost, fuel, final inspections, reconfiguration of the cabin, repairs to the airframe, painting, overhaul of engines, replacement of components, and checks. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. Incurrence of lease return costs becomes probable and the amount of those costs can typically be estimated near the end of the lease term (that is, after the aircraft has completed its last maintenance cycle prior to being returned). When determining probability and estimated cost, there are various other factors which need to be considered such as current condition of the aircraft, the age of the aircraft at lease expiration, number of hours run on the engines, number of cycles run on the airframe, projected number of hours run on the engine at the time of return, number of projected cycles run on the airframe at the time of return, the extent of repairs needed if any at return, return locations, current configuration of the aircraft, current paint of the aircraft, estimated escalation of cost of repairs and materials at the time of return, current flight hour agreement rates and future flight hour agreement rates. In addition, typically near the lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. When costs become both probable and estimable, they are accrued on a straight-line basis as contingent rent, a component of supplemental rent, through the remaining lease term. Management expects return costs to be estimable near the end of the lease term, as such, contingent rent for related aircraft will be higher near the end of the lease term.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated “into-plane” costs, taxes, and oil, and realized and unrealized gains and losses associated with fuel derivative contracts, if any.
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

Notes to Financial Statements—(Continued)

For the years ended 2016, 2015 and 2014, the Company did not hold fuel derivative instruments that were designated as cash flow hedges for accounting purposes. As a result, changes in the fair value of such fuel derivative contracts were recorded within aircraft fuel expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of unsettled derivative instruments at the end of each period. For additional information, refer to Note 13, Financial Instruments and Risk Management.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $3.2 million, $3.5 million and $3.0 million for the years ended 2016, 2015 and 2014, respectively, were recorded within distribution expense in the statement of operations.
Income Taxes
The Company accounts for income taxes using the liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2016 and 2015, the Company had no valuation allowance recorded against any deferred tax assets.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. Compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. The Company has issued and outstanding restricted stock awards, stock option awards and performance share awards. Restricted stock awards are valued at the fair value of the shares on the date of grant. The fair value of share option awards is estimated on the date of grant using the Black-Scholes valuation model. The fair value of performance share awards is estimated through the use of a Monte Carlo simulation model. For additional information, refer to Note 9, Stock-Based Compensation.
Concentrations of Risk
The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel, one of the Company’s largest expenditures, represented approximately 24%, 28% and 39% of total operating expenses in 2016, 2015 and 2014, respectively.
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
As of December 31, 2016, the Company had four union-represented employee groups that together represented approximately 73% of all employees. As of December 31, 2015, the Company had four union-represented employee groups that together represented approximately 73% of all employees. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 16, Commitments and Contingencies.

2.	Recent Accounting Developments

Revenue from Contracts with Customers

Notes to Financial Statements—(Continued)

In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle of ASU 2014-09 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU 2014-09 applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The new guidance is effective for the Company in the first quarter of 2018. Early adoption is permitted, but not before the first quarter of 2017. Entities have the option to use either a full retrospective or modified approach to adopt ASU 2014-09. The Company is currently evaluating the new guidance and has neither determined the full impact this standard may have on its financial statements nor decided upon the planned method of adoption. While the Company is still evaluating the impact, it expects the accounting for its frequent flier program to be impacted as ASU 2014-09 will no longer allow use of the incremental cost method when recording revenue related to the Company's loyalty programs. The Company also expects the adoption of ASU 2014-09 to impact the classification and timing of recognition of certain ancillary fees as well as the timing of recognition of certain costs to obtain a contract.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning after December 15, 2017 and is not expected to have a material impact on the Company’s financial statements.
Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the balance sheet and is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the new guidance and believes adoption of this standard will have a significant impact on its balance sheets although adoption is not expected to significantly change the recognition, measurement or presentation of lease expenses within the statements of operations and cash flows. Refer to Note 16, Commitments and Contingencies for information regarding the Company's undiscounted future lease payments and the timing of those payments.

Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. The new guidance is effective for the Company in the first quarter of 2017, with early adoption permitted. The Company expects that any excess tax benefits or deficiencies will be recorded within the Company's statement of operations instead of being recorded within additional paid in capital on its balance sheet. The new standard may cause volatility in the Company’s effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded within the income statement. The Company will continue to evaluate the impact of adoption of this guidance on its financial statements.

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows." The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard is effective for fiscal

Notes to Financial Statements—(Continued)

years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

3.Special Charges

During the twelve months ended December 31, 2016, the Company purchased seven A319 aircraft which were previously financed under operating lease agreements. The purchase price for the seven aircraft was $147.7 million, comprised of cash payments of $107.1 million and the application of maintenance and security deposits held by the previous lessors of $40.6 million. The Company estimated the fair value of the aircraft to be $95.7 million and has recorded the seven purchased aircraft within flight equipment on the balance sheets. The Company determined the valuation of the aircraft based on a third-party appraisal considering the condition of each aircraft (a Level 3 measurement). The Company recognized $37.2 million as a cost of terminating the leases within special charges on the statement of operations, made up of the excess of the purchase price paid over the fair value of the aircraft, less previously expensed supplemental rent and other non-cash items of $14.8 million.

    During the twelve months ended December 31, 2015, the Company incurred $0.7 million in special charges related to restructuring charges for outsourcing of ramps and passenger services.

4.	Letters of Credit
As of December 31, 2016 and 2015, the Company had a $25.2 million and $25.1 million unsecured standby letter of credit facility, of which $19.7 million and $13.0 million had been drawn upon for issued letters of credit, respectively.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2016 and 2015, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2016 and 2015, was $234.6 million and $250.2 million, respectively.

6.Short-term Investment Securities

The Company's short-term investment securities consist of available-for-sale asset-backed securities with contractual maturities of twelve months or less. These securities are stated at fair value within current assets on the Company's balance sheet. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income, (AOCI).

As of December 31, 2016, the Company had $100.2 million in short-term available-for-sale investment securities, earning interest income at a weighted-average fixed rate of approximately 1.1%. For the twelve months ended December 31, 2016, an unrealized loss of $23 thousand, net of deferred taxes of $13 thousand, was recorded within AOCI related to these investment securities. The Company has not recognized any realized gains or losses related to these securities as the Company has not transacted any sales of these securities.

Notes to Financial Statements—(Continued)

7.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2016 and 2015 consist of the following:

	As of December 31,
	2016	2015
	(in thousands)
Salaries and wages	$54,578	$34,123
Airport obligations	43,989	30,849
Federal excise and other passenger taxes and fees payable	42,064	38,254
Aircraft maintenance	30,233	21,688
Fuel	14,828	7,084
Aircraft and facility lease obligations	10,378	24,014
Interest payable	8,499	12,355
Other	21,442	14,362
Other current liabilities	$226,011	$182,729

8.	Common Stock and Preferred Stock
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
As of December 31, 2016 and 2015, there were no shares of non-voting common stock outstanding.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The Company’s issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. As of December 31, 2016 and 2015, there were no shares of preferred stock outstanding.

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
On December 16, 2014, the Company's Board of Directors approved the 2015 Incentive Award Plan, or 2015 Plan, which was subsequently approved by the Company's stockholders on June 16, 2015. The number of shares reserved for issuance or transfer pursuant to awards under the 2015 Plan will be increased by the number of shares represented by awards outstanding under the Company's former equity plan, the 2011 Equity Incentive Award Plan (2011 Plan), that are forfeited or lapse unexercised and which, following the effective date of the 2015 Plan, are not issued under the Company's 2011 Plan. No further awards will be granted under the 2011 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of December 31, 2016 and December 31, 2015, 2,358,283 and 2,428,990 shares of the Company’s common stock, respectively, remained available for future issuance under the 2015 Plan.
Stock-based compensation cost is included within salaries, wages and benefits in operating expenses in the accompanying statements of operations. Stock-based compensation cost amounted to $7.1 million, $9.2 million and $8.8 million for 2016, 2015 and 2014, respectively. During 2016, 2015 and 2014, there was $2.6 million, $3.4 million and $3.2 million tax benefit recognized in income related to stock-based compensation, respectively.
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

Notes to Financial Statements—(Continued)

A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2016 and changes during the year ended December 31, 2016 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2015	294,680	49.19
Granted	237,001	42.91
Vested	(138,949)	39.34
Forfeited	(118,087)	47.26
Outstanding at December 31, 2016	274,645	49.55
There were 237,001 and 74,772 restricted stock shares granted during the years ended December 31, 2016 and December 31, 2015, respectively. As of December 31, 2016 and December 31, 2015, there was $9.2 million and $9.8 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 2.5 years and 2.4 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2016, 2015 and 2014 was $42.91, $75.40 and $55.14, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2016, 2015 and 2014 was $6.6 million, $9.2 million and $6.5 million respectively.
Stock Options
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service and have ten-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during 2016, 2015, or 2014. The Company has not granted options since 2011, at which time the Company’s weighted average assumptions for expected volatility, dividends, term and risk-free interest rate were 46.25%, 0%, 6.25 years and 2.03%, respectively. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
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
A summary of share option activity as of December 31, 2016 and changes during the year ended December 31, 2016 is presented below:

	Number of Options	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2015	28,125	8.20	4.7	890
Exercised	(11,500)	7.98
Forfeited or expired	(375)	7.80
Outstanding at December 31, 2016	16,250	8.37	3.7	804
Exercisable at December 31, 2016	16,250	8.37	3.7	804
Vested at December 31, 2016	16,250	8.37	3.7	804

The total intrinsic value of share options exercised during the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.2 million and $1.3 million, respectively. There were no options that vested during the year ended December 31, 2016. The total fair value of options vested during the years ended December 31, 2015 and 2014 was $4 thousand and $100 thousand, respectively.

Notes to Financial Statements—(Continued)

As of December 31, 2016 and 2015, there was no unrecognized compensation cost related to options as all option awards were fully vested. As of December 31, 2014, there was $3 thousand of total unrecognized compensation cost related to options expected to be recognized over 0.7 years.
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
The grant date fair value of the performance share awards is determined through the use of a Monte Carlo simulation model, which utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award as follows:

	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2016	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2015
Expected volatility factor	0.39	0.36
Risk free interest rate	1.12%	0.91%
Expected term (in years)	2.94	2.55
Expected dividend yield	—%	—%
For grants awarded in 2016, 2015 and 2014, the volatility was based upon a weighted average historical volatility for the Company. The Company chose to use historical volatility to value these awards because historical prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated as the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s performance share awards for the year ended December 31, 2016:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2015	86,778	66.44
Granted	119,508	51.40
Vested	(27,579)	77.57
Forfeited	(44,800)	67.01
Outstanding at December 31, 2016	133,907	50.54
As of December 31, 2016 and 2015, there was $4.3 million and $2.9 million, respectively, of total unrecognized compensation cost related to performance share awards expected to be recognized over 1.90 years and 1.51 years, respectively.

Notes to Financial Statements—(Continued)

10.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2016	2015	2014
	(in thousands, except per share amounts)
Numerator:
Net income	$264,879	$317,220	$225,464
Denominator:
Weighted-average shares outstanding, basic	70,344	72,208	72,739
Effect of dilutive stock awards	164	218	555
Adjusted weighted-average shares outstanding, diluted	70,508	72,426	73,294
Net Income per Share:
Basic earnings per common share	$3.77	$4.39	$3.10
Diluted earnings per common share	$3.76	$4.38	$3.08

Anti-dilutive weighted-average shares	66	52	29

11.	Debt and Other Obligations

Long-term debt

As of December 31, 2016, the Company held non public and public debt instruments. The Company's indebtedness includes the 2014 Framework Agreement, the 2015 Facility Agreements, 2015-1 EETCs and 2016 Facility Agreement described below.

2014 Framework Agreement

During 2014, the Company entered into a Framework Agreement, with a bank syndicate, which as of December 31, 2016, provided $379.0 million of debt financing for seven Airbus A320 aircraft and three Airbus A321 aircraft. Each loan extended under the Framework Agreement was funded on or about the delivery date of each aircraft and is secured by a first-priority security interest in the individual aircraft. Each loan amortizes on a mortgage-style basis, which requires quarterly payments, with senior loans having a 12-year term and junior loans having a 7-year term. Loans bear interest payable quarterly on a fixed-rate basis. As of December 31, 2016, the Company has taken delivery of all Airbus A320 and Airbus A321 aircraft financed through the Framework Agreement.

2015 Facility Agreements

During 2015, the Company entered into two Facility Agreements, which as of December 31, 2016, provided $185.0 million of debt financing for five Airbus A320 aircraft. Each loan extended under the Facility Agreements was funded on or near the delivery date of each aircraft and was secured by a first-priority security interest on the individual aircraft. Each loan amortizes on a mortgage-style basis, which requires quarterly payments, with senior loans having a 12-year term and junior loans having a 7-year term. Loans bear interest payable quarterly on a fixed-rate basis. As of December 31, 2016, the Company has taken delivery of all Airbus A320 aircraft financed through the Facility Agreements.

2015-1 EETCs

In August 2015, the Company created two separate pass-through trusts, which issued approximately $576.6 million aggregate face amount of Series 2015-1 Class A and Class B enhanced equipment trust certificates (EETCs) in connection with the financing of 12 new Airbus A321 aircraft and 3 new Airbus A320 aircraft. Each class of certificates represents a fractional undivided interest in the respective pass-through trusts and is not an obligation of the Company. The proceeds from the issuance of these certificates are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are

Notes to Financial Statements—(Continued)

released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. Interest on the issued and outstanding equipment notes are payable semiannually on April 1 and October 1 of each year, which commenced on April 1, 2016, and principal on such equipment notes is scheduled for payment on April 1 and October 1 of certain years, which commenced on October 1, 2016. Issued and outstanding Series A and Series B equipment notes mature in April 2028 and April 2024, respectively, and accrue interest at a rate of 4.100% per annum and 4.450% per annum, respectively.

As of December 31, 2016, $538.1 million of the proceeds from the sale of the 2015-1 EETCs had been used to purchase equipment notes in connection with the financing of 3 Airbus A320 aircraft and 11 Airbus A321 aircraft. The remaining $38.5 million of escrowed proceeds held by the pass-through trusts were used to purchase equipment notes when the remaining new Airbus A321 aircraft was delivered in January 2017. Equipment notes that are issued are reported as debt on the Company's balance sheets.

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

2016 Facility Agreement

In December 2016, the Company entered into a Facility Agreement, which will provide up to $106.0 million of debt financing for two Airbus A320 aircraft and one Airbus A321 aircraft. Each loan extended under the Facility Agreement is funded on or near the delivery date of each aircraft and is secured by a first-priority security interest on the individual aircraft. Each loan amortizes on a mortgage-style basis and has a 10-year term. Loans bear interest payable quarterly on a fixed-rate basis. The two Airbus A320 aircraft and one Airbus A321 aircraft under the Company's existing Facility Agreement are scheduled for delivery between March 2017 and April 2017.
Long-term debt is comprised of the following:

	As of December 31,		Year Ended December 31,
	2016	2015	2016	2015
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$451.9	$484.2	4.10%	4.10%
Fixed-rate junior term loans due through 2022	47.1	54.3	6.90%	6.90%
Fixed-rate class A enhanced equipment trust certificates due through 2028	409.8	95.8	4.10%	4.03%
Fixed-rate class B enhanced equipment trust certificates due through 2024	103.6	25.0	4.45%	4.37%
Long-term debt	$1,012.4	$659.3
Less current maturities	84.4	49.6
Less unamortized discount, net	30.6	13.0
Total	$897.4	$596.7
During the year ended December 31, 2016 and 2015, the Company made scheduled principal payments of $64.4 million and $25.4 million on its outstanding debt obligations, respectively.

At December 31, 2016, long-term debt principal payments for the next five years and thereafter are as follows:

Notes to Financial Statements—(Continued)

December 31, 2016
(in millions)
2017	$88.9
2018	83.1
2019	81.5
2020	79.7
2021	78.2
2022 and thereafter	601.0
Total debt principal payments	$1,012.4

Interest Expense

Interest expense related to long-term debt consists of the following:

	Year Ended December 31,
	2016	2015
	(in thousands)
Senior term loans	$19,759	$15,429
Junior term loans	3,568	2,997
Class A enhanced equipment trust certificates	11,509	494
Class B enhanced equipment trust certificates	3,243	140
Commitment fees	127	54
Amortization of deferred financing costs	3,435	1,165
Total	$41,641	$20,279
As of December 31, 2016 and 2015, the Company had a line of credit for $23.6 million and $18.6 million related to corporate credit cards. Respectively, the Company had drawn $9.9 million and $7.3 million as of December 31, 2016 and 2015, which is included in accounts payable.
As of December 31, 2016 and 2015, the Company had lines of credit with counterparties for derivatives and physical fuel delivery in the amount of $46.5 million and $38.0 million, respectively. As of December 31, 2016 and 2015, the Company had drawn $8.0 million and $6.9 million on these lines of credit, which is included in other current liabilities. The Company is required to post collateral for any excess above the lines of credit if the fuel derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2016 and 2015, the Company did not have any outstanding fuel derivatives.

12.	Leases and Aircraft Maintenance Deposits
The Company leases various types of equipment and property, primarily aircraft, spare engines and airport facilities under leases, which expire in various years through 2032. Lease terms are generally 12 to 18 years for aircraft and up to 30 years for other leased equipment and property.
Total rental expense for all leases charged to operations for the years ended 2016, 2015 and 2014 was $283.9 million, $282.7 million and $254.3 million, respectively. Total rental expense charged to operations for aircraft and engine operating leases for the years ended December 31, 2016, 2015 and 2014 was $201.7 million, $211.5 million and $195.8 million, respectively. Supplemental rent is made up of maintenance reserves paid or expected to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable return condition obligations. The Company expensed $9.0 million, $7.7 million and $7.5 million of supplemental rent recorded within aircraft rent during 2016, 2015 and 2014, respectively.
Some of the Company’s master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some

Notes to Financial Statements—(Continued)

maintenance reserve payments are fixed contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $7.7 million in 2017, $7.0 million in 2018, $5.7 million in 2019, $5.4 million in 2020, $5.5 million in 2021, and $17.7 million in 2022 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to either (1) the amount of the maintenance reserve held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2016, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits to the extent they are expected to be recoverable and are reflected as aircraft maintenance deposits in the accompanying balance sheets. The Company makes certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor, the cost of future maintenance events and the number of flight hours the aircraft is estimated to be utilized before it is returned to the lessor. When it is not probable the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. The Company expensed $2.2 million, $2.3 million and $1.6 million of paid maintenance reserves as supplemental rent during 2016, 2015 and 2014, respectively.
As of December 31, 2016 and 2015, the Company had short-term and long-term aircraft maintenance deposits of $286.4 million and $279.9 million, respectively, on its balance sheets. The Company has concluded that these aircraft maintenance deposits are probable of recovery primarily due to the rate differential between the maintenance reserve payments and the expected cost for the related next maintenance event that the reserves serve to collateralize.
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
As of December 31, 2016, the Company had a fleet consisting of 95 A320 family aircraft. As of December 31, 2016, the Company owned 36 of these aircraft and financed 59 aircraft under operating leases with expirations between 2017 and 2029. In addition, as of December 31, 2016, the Company had 11 spare engines financed under operating leases with lease term expiration dates ranging from 2018 to 2027 and owned 1 spare engine. Two of the Company's leased aircraft have variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate). The Company entered into sale leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred gains and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
During the twelve months ended December 31, 2016, the Company took delivery of 11 aircraft under secured debt arrangements, purchased 7 previously leased aircraft and entered into a direct lease agreement with a third-party lessor for 5 A320neos. In addition, the Company purchased one spare engine. All of the Company's aircraft and engine leases are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

Notes to Financial Statements—(Continued)

Future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year at December 31, 2016 were as follows:

	Operating Leases
	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating Leases
	(in thousands)
2017	$218,484	$39,189	$257,673
2018	203,465	38,048	241,513
2019	184,566	30,451	215,017
2020	176,590	18,928	195,518
2021	166,967	8,969	175,936
2022 and thereafter	558,038	53,734	611,772
Total minimum lease payments	$1,508,110	$189,319	$1,697,429

13.	Financial Instruments and Risk Management

As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. As of December 31, 2016 and 2015, the Company did not hold any derivatives.

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

The Company accounts for its fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during 2016. The Company did not elect hedge accounting on any fuel derivative instruments entered into during 2015 and 2014 and, as a result, changes in the fair value of these fuel derivative contracts are recorded in aircraft fuel expense. In 2016, the Company did not pay any premiums to acquire jet fuel options. The Company paid $2.5 million and $9.7 million in premiums to acquire jet fuel options during 2015 and 2014, respectively.

Notes to Financial Statements—(Continued)

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Into-plane fuel cost	$447,553	$454,747	$608,033
Realized losses (gains) related to fuel derivative contracts, net	—	10,580	995
Unrealized losses (gains) related to fuel derivative contracts, net	—	(3,880)	3,881
Aircraft fuel	$447,553	$461,447	$612,909
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
As of December 31, 2016 and 2015, the Company did not have any outstanding fuel derivatives and had no fuel hedging activity for the twelve months ended December 31, 2016.
Interest Rate Swaps
During 2015, the Company settled six forward interest rate swaps that were designed to fix the benchmark interest rate component of the interest payments on the debt related to three Airbus A321 aircraft, which the company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps were designated as cash flow hedges. The Company accounts for these interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). As of December 31, 2016 and 2015, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the twelve months ended December 31, 2016, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. During the twelve months ended December 31, 2015, an unrealized loss of $0.9 million, net of deferred taxes of $0.6 million, was recorded within AOCI related to these instruments. During the twelve months ended December 31, 2016, the Company reclassified interest rate swap losses of $224 thousand, net of tax of $130 thousand, into earnings. During the twelve months ended December 31, 2015, the Company reclassified interest rate swap losses of $82 thousand, net of tax of $50 thousand, into earnings. As of December 31, 2016 and December 31, 2015, $1.3 million and $1.5 million, net of tax, remained in AOCI related to these instruments.

14.	Defined Contribution 401(k) Plan
The Company sponsors three defined contribution 401(k) plans, Spirit Airlines, Inc. Employee Retirement Savings Plan (first plan), Spirit Airlines, Inc. Pilots’ Retirement Savings Plan (second plan) and Spirit Airlines, Inc. Puerto Rico Retirement Savings Plan (third plan). The first plan is for all employees that are not covered by the pilots’ collective bargaining agreement, who have at least 60 days of service and have attained the age of 21. The Company may make a Qualified Discretionary Contribution, as defined in the plan, or provide matching contributions to this plan. For flight attendants and dispatchers participating in the first plan, the Company currently matches 100% of the employee's contribution, up to a maximum of 6% of the employee's annual compensation. Prior to May 1, 2016, the Company matched 50% of the flight attendant and dispatcher's contribution, up to a maximum of 6% of the employee's annual compensation. For all other employees participating in the first plan, the Company matches 50% of the employee’s contribution, up to a maximum of 6% of the employee’s annual compensation.

Notes to Financial Statements—(Continued)

The second plan is for the Company’s pilots, and contains the same service requirements as the first plan. Throughout 2016, the Company matched 100% of the pilot's contribution, up to 9% of the individual pilot's annual compensation. Both the first and the second plans are subject to the annual IRS elective deferral limit, which was $18,000 for 2016.
The third plan is for all Company employees residing in Puerto Rico and was adopted on April 16, 2012. It contains the same service requirements as the first and second plans. For pilots participating in the Puerto Rico plan, the Company matched 100% of their contribution, up to 9% of the individual pilot's annual compensation, but subject to the annual Puerto Rico pre-tax elective deferral limit, which was $18,000 for 2016. For all other employees participating in the Puerto Rico plan, the Company matches 50% of the employee's contribution, up to 6% of the employee's annual compensation.
Matching contributions made to all plans were $16.2 million, $12.5 million and $9.7 million in 2016, 2015 and 2014, respectively, and were included within salaries, wages and benefits in the accompanying statements of operations.

15.	Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current:
Federal	$60,079	$21,632	$85,966
State and local	6,322	6,702	5,389
Foreign	2,034	1,235	2,057
Total current expense	68,435	29,569	93,412
Deferred:
Federal	82,455	149,583	34,240
State and local	3,691	6,031	(122)
Total deferred expense (benefit)	86,146	155,614	34,118
Total income tax expense (benefit)	$154,581	$185,183	$127,530
The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2016	2015	2014
Expected provision at federal statutory tax rate	35.0%	35.0%	35.0%
State tax expense, net of federal benefit	1.6%	1.7%	1.0%
Income tax credits	—%	—%	(0.4)%
Other	0.3%	0.2%	0.5%
Total income tax expense (benefit)	36.9%	36.9%	36.1%

Notes to Financial Statements—(Continued)

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2016 and 2015, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2016	2015
	(in thousands)
Deferred tax assets:
Deferred revenue	3,057	3,381
Nondeductible accruals	20,547	11,056
Deferred manufacturing credits	910	822
Accrued maintenance	1,854	830
Equity compensation	3,882	4,485
Other	4,026	2,751
Deferred tax assets	34,276	23,325
Deferred tax liabilities:
Capitalized interest	—	286
Deferred gain (loss) on leases, net	2,435	2,393
Accrued rent	14,025	6,724
Prepaid expenses	1,217	2,151
Property, plant and equipment	278,872	168,813
Deferred financing costs	5,358	—
Accrued aircraft and engine maintenance	40,512	64,439
Deferred tax liabilities	342,419	244,806
Net deferred tax assets (liabilities)	$(308,143)	$(221,481)

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. Management does not believe that the realization of deferred tax assets is in jeopardy and thus a valuation allowance for 2016 has not been recorded. Management will continue to monitor the status of Spirit’s operations and reassess the need for a valuation allowance on a quarterly basis.
In accordance with ASC 718, excess tax benefits are only recognized in the financial statements upon actual realization of the related tax benefit. The Company recognized a tax deficiency of $0.5 million and an excess tax benefit of $8.9 million for tax years ended December 31, 2016 and 2015, respectively. The excess tax benefit/(deficiency) was recorded as a reduction/(increase) to income tax payable and a corresponding entry to additional paid in capital.
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
The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of selling, general and administrative expenses. For tax years ended December 31, 2016, 2015 and 2014, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.
For tax years 2016, 2015 and 2014, the entire income before income taxes for the Company is subject to domestic income taxes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2013 through 2015 tax years are still subject to examination in the U.S. Various state and foreign

Notes to Financial Statements—(Continued)

jurisdiction tax years remain open to examination. The Company believes that any potential assessment would be immaterial to its financial statements.

16.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2016, the Company's firm aircraft orders consisted of the following:

	Airbus
	A320ceo	A320neo	A321ceo	Total
2017	4		11	15
2018	5	4	5	14
2019	1	12		13
2020		16		16
2021		18		18
	10	50	16	76

On April 27, 2016, the Company entered into an amendment to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S., dated May 5, 2004 (Airbus Amendment), which included the conversion of ten Airbus A321neo orders to Airbus A320neo orders. The Company has three spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $660.3 million in 2017, $649.8 million in 2018, $678.3 million in 2019, $824.4 million in 2020, $777.9 million in 2021, and $24.6 million in 2022 and beyond. As of December 31, 2016, the Company had secured financing commitments of $144.5 million for four aircraft, scheduled for delivery in 2017, and did not have financing commitments in place for the remaining 72 Airbus aircraft currently on firm order, which are scheduled for delivery in 2017 through 2021. In January 2017, the Company secured financing of $39.0 million for one additional aircraft, scheduled for delivery in 2017.
Interest commitments related to the secured debt financing of 29 delivered aircraft as of December 31, 2016 are $42.2 million in 2017, in $38.2 million 2018, $34.6 million in 2019, $30.9 million in 2020, $27.4 million in 2021, and $96.8 million in 2022 and beyond. For principal commitments related to these financed aircraft, refer to Note 11, Debt and Other Obligations. As of December 31, 2016, principal and interest commitments related to the Company's future secured debt financing of one undelivered aircraft under an EETC and three undelivered aircraft under bank debt are approximately $10.9 million in 2017, $13.0 million in 2018, $13.7 million in 2019, $13.2 million in 2020, $13.3 million in 2021, and $119.1 million in 2022 and beyond.
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. (Airbus) to reconfigure the seating and increase capacity in 40 of the Company’s A320ceos from 178 to 182 seats (reconfiguration). The reconfiguration of the aircraft commenced in the first quarter of 2016 and is expected to be completed in the fourth quarter of 2017 for a remaining committed cost of $2.6 million, as of December 31, 2016. These amounts will be capitalized within flight equipment on the balance sheet.
In September 2015, the Company executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, the Company leases a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-foot hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of the Company's growing fleet and will reduce dependence on third-party facilities and contract line maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. The Company estimates it will complete the project during the first quarter of 2017 for a remaining committed cost of $7.3 million, as of December 31, 2016.

Notes to Financial Statements—(Continued)

The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, advertising media, data center, weather system and call center as of December 31, 2016: $5.7 million in 2017, $3.9 million in 2018, $0.3 million in 2019, $0.3 million in 2020, $0.1 million in 2021, and $0.0 million in 2022 and beyond. The Company's current agreement with its reservation system provider expires in 2018.
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
Employees

The Company has four union-represented employee groups that together represent approximately 73% of all employees at December 31, 2016. The Company had four union-represented employee groups that together represented approximately 73% of all employees at December 31, 2015. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2016.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	26%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021	42%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	4%
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. The NMB has assigned a mediator and the parties continue to meet and work toward an amended agreement with the guidance of the mediator. Under the RLA, the parties' current agreement remains in effect until an amended agreement is reached.
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

In July 2014, certain ramp service agents directly employed by the Company voted to be represented by the IAMAW. In May 2015, the Company entered into a five-year interim collective bargaining agreement with the IAMAW, covering material economic terms. In June 2016, the Company and the IAMAW reached an agreement on the remaining terms of the collective bargaining agreement, which is amendable in June 2020. As of December 31, 2016, these ramp service agents served 1 of the 59 airports where the Company operates.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.7 million and $3.7 million, for health care claims as of December 31, 2016, and 2015, respectively.

Notes to Financial Statements—(Continued)

17.	Fair Value Measurements
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

The fair value of the Company's jet fuel swaps are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model, yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it concluded that holding other inputs constant, a significant increase (decrease) in implied volatility would result in significantly higher (lower) determination of fair value measurement for the Company's aircraft fuel derivatives. As of December 31, 2016 and 2015, the Company had no outstanding jet fuel derivatives.

Notes to Financial Statements—(Continued)

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
The carrying amounts and estimated fair values of the Company's long-term debt, including current maturities, at December 31, 2016 and December 31, 2015, were as follows:

	As of December 31,
	2016		2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
Senior long-term debt	$451.9	$463.9	$484.2	$477.8	Level 3
Junior long-term debt	47.1	48.1	54.3	54.6	Level 3
Class A enhanced equipment trust certificates	409.8	416.0	95.8	94.8	Level 2
Class B enhanced equipment trust certificates	103.6	105.7	25.0	25.2	Level 2
Total long-term debt	$1,012.4	$1,033.7	$659.3	$652.4

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2016 and December 31, 2015 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Investment securities at December 31, 2016 are comprised of short-term available-for-sale securities and are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. As of December 31, 2015, the Company had no outstanding investment securities.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$700.9	$700.9	$—	$—
Short-term investment securities	100.2	100.2	—	—
Total assets	$801.1	$801.1	$—	$—

Total liabilities	$—	$—	$—	$—

Notes to Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2015
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$803.6	$803.6	$—	$—
Total assets	$803.6	$803.6	$—	$—

Total liabilities	$—	$—	$—	$—
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2016 or 2015.

The Company's Valuation Group, which reports to the Chief Financial Officer, is made up of individuals from the Company's Treasury and Corporate Accounting departments. The Valuation Group is responsible for the execution of the Company's valuation policies and procedures. The Valuation Group compares the results of the Company's internally developed valuation methods with counterparty reports at each balance sheet date, assesses the Company's valuation methods for accurateness and identifies any needs for modification. For additional information, refer to Note 6, Short-term Investment Securities.

18.	Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation (DOT) area are summarized below:

	2016	2015	2014
	(in millions)
DOT—Domestic	$2,136.2	$1,940.2	$1,728.8
DOT—Latin America	185.8	201.3	202.8
Total	$2,322.0	$2,141.5	$1,931.6
During 2016, 2015 and 2014, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

19.	Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2016 and 2015 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2016
Operating revenue	$538,143	$584,133	$621,329	$578,351
Operating income	101,299	121,835	135,216	85,311
Net income	61,920	73,084	81,382	48,493
Basic earnings per share	0.87	1.03	1.17	0.70
Diluted earnings per share	0.86	1.03	1.17	0.70

2015
Operating revenue	$493,355	$553,421	$574,841	$519,846
Operating income	109,251	122,315	157,219	120,337
Net income	69,002	76,704	97,114	74,400
Basic earnings per share	0.94	1.06	1.35	1.04
Diluted earnings per share	0.94	1.05	1.35	1.04

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited the accompanying balance sheets of Spirit Airlines, Inc. as of December 31, 2016 and 2015, and the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.
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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Spirit Airlines, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Spirit Airlines, Inc.

We have audited Spirit Airlines, Inc.'s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), as applicable (the COSO criteria). Spirit Airlines, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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
In our opinion, Spirit Airlines, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying balance sheet of Spirit Airlines, Inc. as of December 31, 2016 and 2015, and the related statement of operations, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Spirit Airlines, Inc. and our report dated February 13, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 13, 2017

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Financial Statements for the year ended December 31, 2016. Ernst & Young LLP's report on our internal control over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2017 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2017 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2017 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2017 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2017 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2017 Proxy Statement, our 2017 Proxy Statement shall not be deemed to be filed as part of this Report.

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

SPIRIT AIRLINES, INC.
Date: February 13, 2017	By:	/s/ Edward M. Christie
Edward M. Christie
Executive Vice President and Chief Financial Officer

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

Signature	Title	Date

/s/ Robert L. Fornaro	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2017
Robert L. Fornaro
/s/ Edward M. Christie	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 13, 2017
Edward M. Christie
/s/ Edmundo Miranda	Vice President, Controller (Principal Accounting Officer)	February 13, 2017
Edmundo Miranda
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 13, 2017
H. McIntyre Gardner
/s/ Carlton D. Donaway	Director	February 13, 2017
Carlton D. Donaway
/s/ David G. Elkins	Director	February 13, 2017
David G. Elkins
/s/ Robert D. Johnson	Director	February 13, 2017
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 13, 2017
Barclay G. Jones
/s/ Dawn M. Zier	Director	February 13, 2017
Dawn M. Zier
/s/ Myrna M. Soto	Director	February 13, 2017
Myrna M. Soto

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

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

10.17†
Airbus A320 Family Purchase Agreement, dated as of May 5, 2004, between AVSA, S.A.R.L. and Spirit Airlines, Inc.; as amended by Amendment No. 1 dated as of December 21, 2004, Amendment No. 2 dated as of April 15, 2005, Amendment No. 3 dated as of June 30, 2005, Amendment No. 4 dated as of October 27, 2006 (as amended by Letter Agreement No. 1, dated as of October 27, 2006, to Amendment No. 4 and Letter Agreement No. 2, dated as of October 27, 2006, to Amendment No. 4), Amendment No. 5 dated as of March 5, 2007, Amendment No. 6 dated as of March 27, 2007, Amendment No. 7 dated as of June 26, 2007 (as amended by Letter Agreement No. 1, dated as of June 26, 2007, to Amendment No. 7), Amendment No. 8 dated as of February 4, 2008, Amendment No. 9 dated as of June 24, 2008 (as amended by Letter Agreement No. 1, dated as of June 24, 2008, to Amendment No. 9) and Amendment No. 10 dated July 17, 2009 (as amended by Letter Agreement No. 1, dated as of July 17, 2009, to Amendment No. 10), and as supplemented by Letter Agreement No. 1 dated as of May 5, 2004, Letter Agreement No. 2 dated as of May 5, 2004, Letter Agreement No. 3 dated as of May 5, 2004, Letter Agreement No. 4 dated as of May 5, 2004, Letter Agreement No. 5 dated as of May 5, 2004, Letter Agreement No. 6 dated as of May 5, 2004, Letter Agreement No. 7 dated as of May 5, 2004, Letter Agreement No. 8 dated as of May 5, 2004, Letter Agreement No. 9 dated as of May 5, 2004, Letter Agreement No. 10 dated as of May 5, 2004 and Letter Agreement No. 11 dated as of May 5, 2004, all filed as Exhibit 10.15 to the Company's Amendment No. 4 to Form S-1 Registration Statement (No. 333-169474); as further amended by Amendment No. 11 dated as of December 29, 2011 (as amended by Letter Agreement No. 1 dated as of December 29, 2011, Letter Agreement No. 2 dated as of December 29, 2011, Letter Agreement No. 3 dated as of December 29, 2011, Letter Agreement No. 4 dated as of December 29, 2011, Letter Agreement No. 5 dated as of December 29, 2011, Letter Agreement No. 6 dated as of December 29, 2011, Letter Agreement No. 7 dated as of December 29, 2011 and Letter Agreement No. 8 dated as of December 29, 2011) all filed as Exhibit 10.1 to the Company's Form 8-K dated January 5, 2012; Amendment No. 12, dated as of June 29, 2012, filed as Exhibit 10.1 to the Company's Form 10-Q dated July 26, 2013; Amendment No. 13, dated as of January 10, 2013, filed as Exhibit 10.2 to the Company's Form 10-Q dated July 26, 2013; and Amendment No. 14, dated as of June 20, 2013, filed as Exhibit 10.3 to the Company's Form 10-Q dated July 26, 2013; and Amendment No. 15 dated as of November 21, 2013, filed as Exhibit 10.1 to the Company's Form 10-Q dated July 29, 2016; Amendment No. 16 dated as of December 17, 2013, filed as Exhibit 10.2 to the Company's Form 10-Q dated July 29, 2016; Amendment No. 17 dated as of March 11, 2014, filed as Exhibit 10.3 to the Company's Form 10-Q dated July 29, 2016; Amendment No. 18 dated as of July 31, 2014, filed as Exhibit 10.4 to the Company's Form 10-Q dated July 29, 2016; Amendment No. 19 dated as of August 21, 2015, filed as Exhibit 10.5 to the Company's Form 10-Q dated July 29, 2016; and Amendment No. 20 dated as of April 27, 2016, filed as Exhibit 10.6 to the Company's Form 10-Q dated July 29, 2016 is hereby incorporated by reference.

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

10.35	Robert L. Fornaro Employment Agreement.

10.36	B. Ben Baldanza Separation Agreement.

10.37	B. Ben Baldanza General Release.

10.38	Theodore Botimer Severance and Release Agreement

12.1	Computation of Ratio of Earnings to Fixed Charges.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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