Form 10-Q
period 2017-03-31
Spirit Airlines, Inc.
filed 2017-04-28
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 20, 2017:

Class	Number of Shares
Common Stock, $0.0001 par value	69,369,610

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Operating revenues:
Passenger	$299,762	$272,626
Non-ticket	291,984	265,517
Total operating revenues	591,746	538,143

Operating expenses:
Salaries, wages and benefits	127,138	116,410
Aircraft fuel	139,782	85,982
Aircraft rent	57,070	52,202
Landing fees and other rents	40,448	34,807
Depreciation and amortization	31,509	23,109
Maintenance, materials and repairs	26,312	20,940
Distribution	26,498	22,933
Special charges	4,776	16,202
Loss on disposal of assets	1,105	214
Other operating	77,703	64,045
Total operating expenses	532,341	436,844

Operating income	59,405	101,299

Other (income) expense:
Interest expense	12,473	8,060
Capitalized interest	(3,580)	(3,325)
Interest income	(1,313)	(1,566)
Other expense	3	70
Total other (income) expense	7,583	3,239

Income before income taxes	51,822	98,060
Provision for income taxes	19,887	36,140

Net income	$31,935	$61,920
Basic earnings per share	$0.46	$0.87
Diluted earnings per share	$0.46	$0.86
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Net income	$31,935	$61,920
Unrealized gain (loss) on short-term investment securities, net of deferred taxes of ($8) and $0	(13)	—
Interest rate derivative losses reclassified into earnings, net of taxes of $31 and $33	53	57
Other comprehensive income (loss)	$40	$57
Comprehensive income	$31,975	$61,977

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$818,110	$700,900
Short-term investment securities	100,294	100,155
Accounts receivable, net	48,692	41,136
Aircraft maintenance deposits	125,758	87,035
Prepaid expenses and other current assets	53,677	46,619
Total current assets	1,146,531	975,845

Property and equipment:
Flight equipment	1,608,959	1,461,525
Ground property and equipment	136,126	126,206
Less accumulated depreciation	(140,535)	(122,509)
	1,604,550	1,465,222
Deposits on flight equipment purchase contracts	330,523	325,688
Long-term aircraft maintenance deposits	170,631	199,415
Deferred heavy maintenance, net	71,870	75,534
Other long-term assets	114,509	110,223
Total assets	$3,438,614	$3,151,927

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$39,612	$15,193
Air traffic liability	308,958	206,392
Current maturities of long-term debt	92,672	84,354
Other current liabilities	231,932	226,011
Total current liabilities	673,174	531,950

Long-term debt, less current maturities	991,722	897,359
Deferred income taxes	327,660	308,143
Deferred gains and other long-term liabilities	17,712	19,868
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	553,820	551,004
Treasury stock, at cost	(219,726)	(218,692)
Retained earnings	1,095,568	1,063,633
Accumulated other comprehensive loss	(1,323)	(1,345)
Total shareholders’ equity	1,428,346	1,394,607
Total liabilities and shareholders’ equity	$3,438,614	$3,151,927
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income	$31,935	$61,920
Adjustments to reconcile net income to net cash provided by operations:
Losses reclassified from other comprehensive income	84	90
Equity-based compensation	2,816	1,790
Allowance for doubtful accounts (recoveries)	(30)	25
Amortization of deferred gains and losses and debt issuance costs	3,351	1,968
Depreciation and amortization	31,509	23,109
Deferred income tax expense	19,474	21,066
Loss on disposal of assets	1,105	214
Lease termination costs	4,776	16,202

Changes in operating assets and liabilities:
Accounts receivable	(7,526)	(4,229)
Aircraft maintenance deposits	(12,774)	(12,311)
Prepaid income taxes	(846)	72,278
Long-term deposits and other assets	(21,267)	(8,495)
Accounts payable	18,937	4,703
Air traffic liability	102,207	46,473
Other liabilities	298	33,296
Other	113	—
Net cash provided by operating activities	174,162	258,099
Investing activities:
Purchase of available-for-sale investment securities	(24,490)	—
Proceeds from the maturity of available-for-sale investment securities	24,219	—
Pre-delivery deposits for flight equipment, net of refunds	(44,752)	(50,358)
Capitalized interest	(1,647)	(2,575)
Purchase of property and equipment	(112,265)	(159,829)
Net cash used in investing activities	(158,935)	(212,762)
Financing activities:
Proceeds from issuance of long-term debt	115,526	73,914
Proceeds from stock options exercised	—	88
Payments on debt and capital lease obligations	(10,235)	(9,749)
Excess tax (deficiency) benefit from equity-based compensation	—	(778)
Repurchase of common stock	(1,034)	(9,601)
Debt issuance costs	(2,274)	(34)
Net cash provided by financing activities	101,983	53,840
Net (decrease) increase in cash and cash equivalents	117,210	99,177
Cash and cash equivalents at beginning of period	700,900	803,632
Cash and cash equivalents at end of period	$818,110	$902,809
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$3,943	$3,430
Income taxes paid, net of refunds	$2,881	$(64,158)
Non-cash transactions:
Capital expenditures funded by capital lease borrowings	$(130)	$(31)

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the Company). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission on February 13, 2017.
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

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09) "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance is effective for the Company in the first quarter of 2018. Early adoption is permitted, but not before the first quarter of 2017. Entities have the option to use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company currently anticipates utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plans to adopt the standard as of January 1, 2018. While the Company is still evaluating the impact, it currently believes the most significant impact of this ASU will be the elimination of the incremental cost method for frequent flier program accounting, which will require the Company to re-value and record a liability associated with customer flight miles earned as part of the Company’s frequent flier program with a relative fair value approach. The Company also expects the classification and timing of recognition of certain ancillary fees to be impacted by adoption of ASU 2014-09.

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

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all leases with durations greater than twelve months to be recognized on the condensed balance sheet and is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the new guidance and believes adoption of this standard will have a significant impact on its condensed balance sheets although adoption is not expected to significantly change the recognition, measurement or presentation of lease expenses within the statements of operations and cash flows. See Note 8, Commitments and Contingencies for information regarding the Company's undiscounted future lease payments and the timing of those payments.

Notes to Condensed Financial Statements—(Continued)

Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. The new guidance is effective for the Company in the first quarter of 2017, with early adoption permitted. The Company adopted this guidance on January 1, 2017. As a result, excess income tax benefits and deficiencies related to share-based compensation are now included within income tax expense rather than additional paid in capital. For the three months ended March 31, 2017, $723 thousand of income tax deficiency related to share-based compensation was included within income tax expense on the Company's statements of operations. Additionally, excess income tax benefits and deficiencies for share-based payments are now included in net operating cash flows rather than net financing cash flows. The changes have been applied prospectively in accordance with the guidance and prior periods have not been adjusted.

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2019, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

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

3.	Special Charges

During the three months ended March 31, 2017, the Company purchased one engine which was previously financed under an operating lease agreement. The purchase price of the engine was $8.1 million, comprised of a cash payment of $3.8 million and the non-cash application of maintenance and security deposits held by the previous lessor of $4.3 million. The Company estimated the fair value of the engine to be $3.1 million and has recorded the purchased engine at fair value within flight equipment on the condensed balance sheets. The Company determined the valuation of the engine based on a third-party appraisal considering the condition of the engine (a Level 3 measurement). The Company recognized $4.8 million as a cost of terminating the lease within special charges on the condensed statement of operations, made up of the excess of the purchase price paid over the fair value of the engine, less other non-cash items of $0.2 million.

During the three months ended March 31, 2016, the Company purchased two A319 aircraft which were previously financed under operating lease agreements. The purchase price of the two aircraft was $44.0 million, comprised of a cash payment of $23.5 million and the non-cash application of maintenance and security deposits held by the previous lessor of $20.5 million. The Company estimated the fair value of the aircraft to be $27.4 million and has recorded the two purchased aircraft at fair value within flight equipment on the condensed balance sheets. The Company determined the valuation of the aircraft based on a third-party appraisal considering the condition of each aircraft (a Level 3 measurement). The Company recognized $16.2 million as a cost of terminating the leases within special charges on the condensed statement of operations, made up of the excess of the purchase price paid over the fair value of the aircraft, less other non-cash items of $0.4 million.

Notes to Condensed Financial Statements—(Continued)

4.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per share amounts)
Numerator
Net income	$31,935	$61,920
Denominator
Weighted-average shares outstanding, basic	69,348	71,572
Effect of dilutive stock awards	244	204
Adjusted weighted-average shares outstanding, diluted	69,592	71,777
Net income per share
Basic earnings per common share	$0.46	$0.87
Diluted earnings per common share	$0.46	$0.86

Anti-dilutive weighted-average shares	88	85

5.	Short-term Investment Securities

The Company's short-term investment securities consist of available-for-sale asset-backed securities with contractual maturities of twelve months or less. These securities are stated at fair value within current assets on the Company's condensed balance sheets. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the condensed statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income (AOCI).

As of March 31, 2017 and December 31, 2016, the Company had $100.3 million and $100.2 million in short-term available-for-sale investment securities, respectively. For the three months ended March 31, 2017, these investments earned interest income at a weighted-average fixed rate of approximately 1.3%. For the three months ended March 31, 2017, an unrealized loss of $13 thousand, net of deferred taxes of $8 thousand, was recorded within AOCI related to these investment securities. For the three months ended March 31, 2016, the Company had no unrealized gains or losses related to these instruments as the Company did not invest in them until the third quarter of 2016. The Company has not recognized any realized gains or losses related to these securities as the Company has not transacted any sales of these securities. As of March 31, 2017 and December 31, 2016, $36 thousand and $23 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

6.	Accrued Liabilities
Other current liabilities as of March 31, 2017 and December 31, 2016 consist of the following:

	March 31, 2017	December 31, 2016
	(in thousands)
Federal excise and other passenger taxes and fees payable	$59,919	$42,064
Salaries and wages	48,810	54,578
Airport obligations	37,906	43,989
Aircraft maintenance	26,132	30,233
Aircraft and facility lease obligations	17,441	10,378
Interest payable	14,240	8,499
Fuel	9,845	14,828
Other	17,639	21,442
Other current liabilities	$231,932	$226,011

Notes to Condensed Financial Statements—(Continued)

7.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time may use a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of March 31, 2017, the Company did not hold any derivatives with requirements to post collateral. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk.

Fuel Derivative Instruments

From time to time, the Company may enter into fuel derivative contracts in order to mitigate the risk of future volatility in fuel prices. Historically, the Company's fuel derivative contracts have generally consisted of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options have been used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Fair value of such instruments is determined using standard option valuation models.

The Company accounts for its fuel derivative contracts at fair value and recognizes them in the condensed balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during the three months ended March 31, 2017 and 2016. Historically, the Company has not elected hedge accounting on any fuel derivative instruments entered into and, as a result, changes in the fair value of fuel derivative contracts, if any, were recorded in aircraft fuel expense.
As of March 31, 2017 and December 31, 2016, the Company did not have any outstanding fuel derivatives.
Interest Rate Swaps
During 2015, the Company settled six forward interest rate swaps that were designed to fix the benchmark interest rate component of interest payments on the debt related to three Airbus A321 aircraft, which the Company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps were designated as cash flow hedges. The Company accounts for interest rate swaps at fair value and recognizes them in the condensed balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). As of March 31, 2017 and December 31, 2016, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the three months ended March 31, 2017 and 2016, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. During the three months ended March 31, 2017 and 2016, the Company reclassified interest rate swap losses of $53 thousand and $57 thousand, net of tax of $31 thousand and $33 thousand, respectively, into earnings. As of March 31, 2017 and December 31, 2016, $1.3 million and $1.3 million, net of tax, respectively, remained in AOCI, related to these instruments.

8.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. During the first quarter of 2017, the Company negotiated revisions to its A320 aircraft order. The Company originally had four A320neo aircraft scheduled for delivery in 2018 of which two were converted to A320ceo aircraft, to be delivered in 2017, and the remaining two are deferred until 2019. As of March 31, 2017, the Company's aircraft orders consisted of the following:

Notes to Condensed Financial Statements—(Continued)

	Airbus
	A320ceo	A320neo	A321ceo	Total
remainder of 2017	6		8	14
2018	5		5	10
2019	1	14		15
2020		16		16
2021		18		18
	12	48	13	73

The Company also has four spare engine orders for V2500 SelectOne engines with International Aero Engines (IAE) and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Purchase commitments for these aircraft and spare engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $575.6 million for the remainder of 2017, $521.9 million in 2018, $765.1 million in 2019, $830.6 million in 2020, $785.8 million in 2021, and $24.6 million in 2022 and beyond. As of March 31, 2017, the Company had secured debt financing commitments of $296.0 million for 8 aircraft, scheduled for delivery in the remainder of 2017, and did not have financing commitments in place for the remaining 65 Airbus aircraft currently on firm order, which are scheduled for delivery in 2017 through 2021.
Interest commitments related to the secured debt financing of 32 delivered aircraft as of March 31, 2017 are $40.4 million for the remainder of 2017, $42.4 million in 2018, $38.5 million in 2019, $34.6 million in 2020, $30.7 million in 2021, and $109.6 million in 2022 and beyond. For principal commitments related to these financed aircraft, refer to Note 10, Debt and Other Obligations. As of March 31, 2017, principal and interest commitments related to the Company's future secured debt financing of 8 undelivered aircraft under bank debt is approximately $7.9 million for the remainder of 2017, $30.4 million in 2018, $31.2 million in 2019, $31.6 million in 2020, $30.7 million in 2021, and $240.4 million in 2022 and beyond.
As of March 31, 2017, the Company had a fleet consisting of 100 A320 family aircraft. During the three months ended March 31, 2017, the Company took delivery of three aircraft financed under secured debt arrangements, two aircraft under operating leases and purchased one previously leased engine. For further discussion on the previously leased engine, refer to Note 3, Special Charges. The purchased aircraft are capitalized within flight equipment with depreciable lives of 25 years and estimated residual values of 10%. As of March 31, 2017, the Company had 61 aircraft and 10 spare engines financed under operating leases with lease term expiration dates ranging from 2017 to 2029. The Company entered into sale and leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale and leaseback transactions are included in other long-term assets on the accompanying condensed balance sheets. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying condensed balance sheets. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
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
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. (Airbus) to reconfigure the seating and increase capacity in 40 of the Company’s A320ceos from 178 to 182 seats (reconfiguration). The reconfiguration of the aircraft commenced in the first quarter of 2016 and is expected to be completed in the fourth quarter of 2017 for a remaining committed cost of $1.4 million, as of March 31, 2017. These amounts will be capitalized within flight equipment on the condensed balance sheets.
In September 2015, the Company executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, the Company leases a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-

Notes to Condensed Financial Statements—(Continued)

foot hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of the Company's growing fleet and will reduce dependence on third-party facilities and contract maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. The Company completed the project during the first quarter of 2017 and as of March 31, 2017, the Company had a remaining commitment of approximately $3.0 million related to this project.

Future minimum lease payments under noncancellable operating leases with initial or remaining terms in excess of one year at March 31, 2017 were as follows:

	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating Lease Obligations
	(in thousands)
remainder of 2017	$164,411	$30,615	$195,026
2018	206,845	39,626	246,471
2019	188,212	32,076	220,288
2020	180,235	20,144	200,379
2021	170,613	9,589	180,202
2022 and thereafter	570,087	55,572	625,659
Total minimum lease payments	$1,480,403	$187,622	$1,668,025
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or expected to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed, and probable return condition obligations. The Company expects supplemental rent to increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft.
Some of the Company’s master lease agreements provide that the Company pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $5.8 million for the remainder of 2017, $7.0 million in 2018, $5.7 million in 2019, $5.4 million in 2020, $5.5 million in 2021, and $17.7 million in 2022 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to either (1) the amount of the maintenance reserves held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves as long as the Company's cash balance does not fall below a certain level. As of March 31, 2017, the Company was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, advertising media, maintenance for new airport kiosks, data center, weather system and call center as of March 31, 2017: $4.7 million for the remainder of 2017, $4.4 million in 2018, $0.8 million in 2019, $0.5 million in 2020, $0.1 million in 2021, and none thereafter. The Company's current agreement with its reservation system provider expires in 2018.
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
The Company's credit card processors do not require the Company to maintain cash collateral if the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of March 31, 2017 and December 31, 2016, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of March 31, 2017 and December 31, 2016, was $362.2 million and $234.6 million, respectively.
Employees
The Company has four union-represented employee groups that together represented approximately 73% of all employees at March 31, 2017. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of March 31, 2017.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	26%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021	42%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	4%
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. The NMB has assigned a mediator and the parties continue to meet and work toward an amended agreement with the guidance of the mediator. Under the Railway Labor Act (RLA), the parties' current agreement remains in effect until an amended agreement is reached.
In March 2016, under the supervision of the NMB, the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. In May 2016, the flight attendants voted to approve the new five-year contract with the Company. In connection with this agreement, the Company paid a $9.6 million ratification incentive of which $8.4 million was recorded within salaries, wages and benefits in the condensed statement of operations for the three months ended March 31, 2016.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.7 million and $5.7 million in health care claims as of March 31, 2017 and December 31, 2016, respectively.

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

The Company does not elect hedge accounting on its fuel derivative instruments. As a result, the Company records the fair value adjustment of its fuel derivatives in the accompanying statement of operations within aircraft fuel and on the condensed balance sheets within prepaid expenses and other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective date. Fair values of the fuel derivative instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty under a master netting arrangement. The Company determines fair value of jet fuel options utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The fair value of the Company's jet fuel swaps is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it concluded that holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) fair value measurement for the Company's aircraft fuel derivatives. As of March 31, 2017 and December 31, 2016, the Company had no outstanding jet fuel derivatives.
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
The carrying amounts and estimated fair values of the Company's long-term debt at March 31, 2017 and December 31, 2016 were as follows:

Notes to Condensed Financial Statements—(Continued)

	March 31, 2017		December 31, 2016		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Senior term loans	$443.4	$461.6	$451.9	$463.9	Level 3
Junior term loans	45.2	48.3	47.1	48.1	Level 3
Fixed-rate loans	77.0	77.4	—	—	Level 3
Class A enhanced equipment trust certificates	440.2	451.2	409.8	416.0	Level 2
Class B enhanced equipment trust certificates	111.8	114.0	103.6	105.7	Level 2
Total long-term debt	$1,117.6	$1,152.5	$1,012.4	$1,033.7
Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2017 and December 31, 2016 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at March 31, 2017 and December 31, 2016 are comprised of available-for-sale asset-backed securities with contractual maturities of twelve months or less and are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$818.1	$818.1	$—	$—
Short-term investment securities	100.3	100.3	—	—
Total assets	$918.4	$918.4	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$700.9	$700.9	$—	$—
Short-term investment securities	100.2	100.2	—	—
Total assets	$801.1	$801.1	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended March 31, 2017 and December 31, 2016.

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

Notes to Condensed Financial Statements—(Continued)

10.	Debt and Other Obligations

As of March 31, 2017, the Company held non-public and public debt instruments.

Long-term debt is comprised of the following:

	As of		Three Months Ended March 31,
	March 31, 2017	December 31, 2016	2017	2016
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$443.4	$451.9	4.10%	4.10%
Fixed-rate junior term loans due through 2022	45.2	47.1	6.90%	6.90%
Fixed-rate loans due through 2029	77.0	—	3.88%	N/A
Fixed-rate class A enhanced equipment trust certificates due through 2028	440.2	409.8	4.10%	4.03%
Fixed-rate class B enhanced equipment trust certificates due through 2024	111.8	103.6	4.45%	4.37%
Long-term debt	$1,117.6	$1,012.4
Less current maturities	92.7	84.4
Less unamortized discounts	33.2	30.6
Total	$991.7	$897.4
During the three months ended March 31, 2017 and March 31, 2016, the Company made scheduled principal payments of $10.2 million and $9.7 million, respectively, on its outstanding debt obligations.
At March 31, 2017, long-term debt principal payments for the next five years and thereafter are as follows:

March 31, 2017
(in millions)
Remainder of 2017	$85.8
2018	90.0
2019	88.4
2020	87.0
2021	85.7
2022 and beyond	680.7
Total debt principal payments	$1,117.6

Interest Expense

Interest expense related to long-term debt consisted of the following:

Notes to Condensed Financial Statements—(Continued)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Senior term loans	$4,672	$5,048
Junior term loans	803	937
Fixed-rate loans	159	—
Class A enhanced equipment trust certificates	4,308	1,183
Class B enhanced equipment trust certificates	1,185	336
Commitment fees	30	35
Amortization of debt discounts	1,231	516
Total	$12,388	$8,055

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines is an ultra low-cost, low-fare airline headquartered in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM, the youngest fleet of any major U.S. airline, currently operates more than 440 daily flights to 60 destinations in the United States, Caribbean and Latin America. Our stock trades under the symbol "SAVE" on the NASDAQ Global Select Stock Market.

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally by offering customers our Bare FaresTM, which are unbundled base fares that remove components traditionally included in the price of an airline ticket. We then give customers Frill ControlTM, which provides customers the freedom to save by paying only for the options they choose, such as bags, advance seat assignments and refreshments. We record revenue related to these options in our financial statements as non-ticket revenue.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month and three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,		Percent Change
	2017	2016
Operating Statistics (unaudited) (A):
Average aircraft	97.2	80.6	20.6%
Aircraft at end of period	100	83	20.5%
Average daily aircraft utilization (hours)	11.9	12.8	(7.0)%
Average stage length (miles)	985	995	(1.0)%
Block hours	104,035	93,545	11.2%
Departures	39,330	35,160	11.9%
Passenger flight segments (PFSs) (thousands)	5,570	4,988	11.7%
Revenue passenger miles (RPMs) (thousands)	5,613,422	5,070,313	10.7%
Available seat miles (ASMs) (thousands)	6,875,899	5,983,005	14.9%
Load factor (%)	81.6%	84.7%	(3.1) pts
Average ticket revenue per passenger flight segment ($)	53.82	54.65	(1.5)%
Average non-ticket revenue per passenger flight segment ($)	52.42	53.23	(1.5)%
Total revenue per passenger flight segment ($)	106.24	107.88	(1.5)%
Average yield (cents)	10.54	10.61	(0.7)%
TRASM (cents)	8.61	8.99	(4.2)%
CASM (cents)	7.74	7.30	6.0%
Adjusted CASM (cents)	7.66	7.03	9.0%
Adjusted CASM ex-fuel (cents)	5.62	5.59	0.5%
Fuel gallons consumed (thousands)	79,064	70,550	12.1%
Average economic fuel cost per gallon ($)	1.77	1.22	45.1%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the first quarter of 2017, we achieved a 10.0% operating margin, a decrease of 8.8 points compared to the prior year period. We generated pre-tax income of $51.8 million and net income of $31.9 million on operating revenues of $591.7 million. For the first quarter of 2016, we generated pre-tax income of $98.1 million and net income of $61.9 million on operating revenues of $538.1 million.
Our adjusted CASM ex-fuel for the first quarter of 2017 was 5.62 cents, a 0.5% increase year over year. The increase on a per-ASM basis was primarily due to increases in depreciation and amortization and other operating expense, partially offset by a decrease in salaries, wages and benefits expense.
As of March 31, 2017, we had 100 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 50 A320s, and 19 A321s. With the scheduled delivery of 14 aircraft during the remainder of 2017 and 2 retirements, we expect to end 2017 with 112 aircraft in our fleet.
Since delivery of our initial five A320neo aircraft in the fourth quarter of 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, which resulted in diminished service availability of such aircraft. We expect these issues will persist through the third quarter of 2017, and we are working with Pratt & Whitney to obtain relief and support related to these operational disruptions.

Comparison of three months ended March 31, 2017 to three months ended March 31, 2016
Operating Revenues
Operating revenues increased $53.6 million, or 10.0%, to $591.7 million for the first quarter of 2017, as compared to the first quarter of 2016, due primarily to an increase in traffic of 10.7%.
Total revenue per available seat mile (TRASM) for the first quarter of 2017 was 8.61 cents, a decrease of 4.2%, compared to the first quarter of 2016. This decrease is primarily driven by the calendar shift of the Easter holiday as compared to prior year. In addition, the tragic security event that occurred at the Fort Lauderdale-Hollywood International Airport as well as some winter storms negatively affected our revenue for the first quarter of 2017.
Total revenue per passenger flight segment decreased 1.5%, year over year, driven by a decrease of 1.5% in ticket revenue per passenger flight segment and a decrease of 1.5% in non-ticket revenue per passenger flight segment. The decrease in ticket revenue per passenger flight segment was driven by a 0.7% decrease in average yield, period over period, due to lower fares resulting from continued competitive pressures. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to lower demand for bags, period over period.
Operating Expenses
Operating expenses increased $95.5 million, or 21.9%, to $532.3 million for the first quarter of 2017 compared to $436.8 million for the first quarter of 2016, due to an increase in average economic fuel price per gallon of 45.1% and an increase in operations as reflected by a 14.9% capacity growth and 10.7% increase in traffic.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. From time to time, we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. We had no activity related to fuel derivative instruments during the three months ended March 31, 2017 and 2016. Historically, management has chosen not to elect hedge accounting on any fuel derivative instruments and, as a result, changes in the fair value of fuel derivative contracts have been recorded each period in aircraft fuel expense.

Aircraft fuel expense increased in the first quarter of 2017 by $53.8 million, or 62.6%, compared to $86.0 million in the first quarter of 2016, due to a 45.1% increase in average economic fuel cost per gallon and a 12.1% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	79,064	70,550	12.1%
Into-plane fuel cost per gallon	1.77	1.22	45.1%
Into-plane fuel expense	139,782	85,982	62.6%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statement of operations)	$139,782	$85,982	62.6%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 45.1% was primarily a result of an increase in jet fuel prices.

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
The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2017	2016
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$139,782	$85,982	62.6%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$139,782	$85,982	62.6%
Fuel gallons consumed	79,064	70,550	12.1%
Economic fuel cost per gallon	$1.77	$1.22	45.1%

During the three months ended March 31, 2017 and 2016, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts, as we have historically.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended March 31, 2017 and 2016, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Change		Cost per ASM		Per-ASM Change	Percent Change
	2017	2016			2017	2016
	(in thousands)				(in cents)
Salaries, wages, and benefits	$127,138	$116,410	$10,728	9.2%	1.85	1.95	(0.10)	(5.1)%
Aircraft fuel	139,782	85,982	53,800	62.6%	2.03	1.44	0.59	41.0%
Aircraft rent	57,070	52,202	4,868	9.3%	0.83	0.87	(0.04)	(4.6)%
Landing fees and other rents	40,448	34,807	5,641	16.2%	0.59	0.58	0.01	1.7%
Depreciation and amortization	31,509	23,109	8,400	36.3%	0.46	0.39	0.07	17.9%
Maintenance, materials and repairs	26,312	20,940	5,372	25.7%	0.38	0.35	0.03	8.6%
Distribution	26,498	22,933	3,565	15.5%	0.39	0.38	0.01	2.6%
Special charges	4,776	16,202	(11,426)	NM	0.07	0.27	(0.20)	NM
Loss on disposal of assets	1,105	214	891	NM	0.02	—	0.02	NM
Other operating	77,703	64,045	13,658	21.3%	1.13	1.07	0.06	5.6%
Total operating expenses	$532,341	$436,844	$95,497	21.9%	7.74	7.30	0.44	6.0%
Adjusted CASM (1)					7.66	7.03	0.63	9.0%
Adjusted CASM ex-fuel (2)					5.62	5.59	0.03	0.5%

(1)	Reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2017		2016
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.74		7.30
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	1.1	0.02	0.2	—
Special charges	4.8	0.07	16.2	0.27
Adjusted CASM (cents)		7.66		7.03

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges and credits.
Our adjusted CASM ex-fuel for the first quarter of 2017 was up 0.5% as compared to the first quarter of 2016. The increase on a per-ASM basis was primarily due to increases in depreciation and amortization and other operating expense, partially offset by a decrease in salaries, wages and benefits expense.
Labor costs for the first quarter of 2017 increased $10.7 million, or 9.2%, compared to the first quarter of 2016, primarily driven by a 14.4% increase in our pilot and flight attendant workforce resulting from the introduction of 17 new aircraft since the first quarter of 2016. On a per-ASM basis, labor costs decreased primarily due to the ratification incentive in the new flight attendant contract of $8.4 million recorded during the three months ended March 31, 2016.
Aircraft rent expense for the first quarter of 2017 increased by $4.9 million, or 9.3%, compared to the first quarter of 2016. This increase in aircraft rent expense was primarily driven by the delivery of five A320neo aircraft, delivered late in 2016, and an increase in estimated return costs for a leased aircraft scheduled to be returned in the second quarter of 2017. Costs associated with return conditions of leased aircraft are recorded as supplemental rent within aircraft rent expense on our statement of operations. These increases were partially offset by the purchase of seven A319 aircraft made during 2016 that were formerly financed under operating lease agreements. On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have purchased 15 aircraft, of which 5 were previously financed under operating lease agreements. In addition, we negotiated several lease extensions over the last twelve months that have also contributed to a decrease in aircraft rent expense on both a dollar and per-ASM basis.

Landing fees and other rents for the first quarter of 2017 increased $5.6 million, or 16.2%, as compared to the first quarter of 2016, primarily due to an 11.9% increase in departures as well as increased volume at higher cost airports, year over year. On a per-ASM basis, landing fees and other rents remained relatively stable period over period.
Depreciation and amortization increased by $8.4 million compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to increased depreciation expense resulting from the purchase of 15 aircraft made since the first quarter of 2016.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $13.2 million and $11.9 million for the first quarters of 2017 and 2016, respectively. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials, and repairs expense in the statement of operations, our maintenance, materials, and repairs expense would have been $39.5 million and $32.9 million for the first quarters of 2017 and 2016, respectively.
Maintenance, materials and repairs expense for the first quarter of 2017 increased by $5.4 million, or 25.7%, compared to the first quarter of 2016. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, the increase in maintenance costs was primarily due to an increased number of scheduled maintenance events in the current period as compared to the prior year period. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Distribution costs increased by $3.6 million, or 15.5%, in the first quarter of 2017 as compared to the first quarter of 2016. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs remained relatively stable, as compared to the prior period.
Other operating expense for the first quarter of 2017 increased by $13.7 million, or 21.3%, compared to the first quarter of 2016 primarily due to an increase in overall operations. As compared to the prior year period, we increased departures by 11.9% and had 11.7% more passenger flight segments, which drove increases in variable operating expenses. Other operating expense per ASM increased primarily due to higher effective ground handling rates and labor hours consumed at certain airports on a year-over-year basis, driven by both labor market conditions and a desire to improve customer experience.
Special charges for the three months ended March 31, 2017, consisted of $4.8 million in lease termination charges recognized in connection with the purchase of an engine formerly financed under an operating lease agreement. For the three months ended March 31, 2016, special charges consisted of $16.2 million in lease termination charges recognized in connection with the purchase of two aircraft formerly financed under operating lease agreements. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the asset(s), less previously expensed supplemental rent and other non-cash items. For further discussion on this purchase, please see "Notes to Condensed Financial Statements - 3. Special Charges."

Other Income (Expenses)

Our interest expense and corresponding capitalized interest for the three months ended March 31, 2017 and 2016 primarily represents interest related to the financing of purchased aircraft. As of March 31, 2017 and 2016, the Company had 32 and 20 purchased aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—10. Debt and Other Obligations" for further discussion.

Our interest income for the three months ended March 31, 2017 primarily represents interest income earned on cash, cash equivalents and short-term investments. Interest income for the three months ended March 31, 2016 primarily represents interest income earned on cash and cash equivalents and on funds required to be held in escrow in accordance with the terms of our EETC.

Income Taxes
Our effective tax rate for the first quarter of 2017 was 38.4% compared to 36.9% for the first quarter of 2016. The increase in the effective tax rate, period over period, is primarily attributed to the adoption of ASU 2016-09, in the first quarter of 2017, which resulted in $723 thousand of income tax deficiency related to share-based compensation to be included within income tax expense on our statements of operations for the three months ended March 31, 2017. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments (PDPs), debt obligations and maintenance reserves. Our total cash at March 31, 2017 was $818.1 million, an increase of $117.2 million from December 31, 2016. As of March 31, 2017, we had $100.3 million in short-term available-for-sale investment securities.
Currently, one of our largest capital needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, sale leaseback transactions, direct leases or cash purchases. In debt financing transactions, capital is needed to make equity investments in capital assets and payments on debt obligations (principal and interest) after the acquisition of the aircraft. During the three months ended March 31, 2017, we purchased three aircraft through debt financing transactions. During the three months ended March 31, 2017, we made $15.7 million in debt payments (principal, interest and fees) on our outstanding debt obligations. Capital resources required under debt financing transactions will generally be higher than those involving sales leaseback transactions. In sale leaseback transactions, capital is needed to fund the initial purchase of the aircraft prior to the sale to the lessor. During the three months ended March 31, 2017, we entered into no sale leaseback transactions. During the three months ended March 31, 2017, we purchased one engine which was previously financed under an operating lease agreement for $8.1 million, comprised of a cash payment of $3.8 million and the application of maintenance security deposits held by the previous lessor of $4.3 million.
PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During the three months ended March 31, 2017, we paid $44.8 million of PDPs for future deliveries of aircraft and spare engines. As of March 31, 2017, we had $330.5 million of PDPs on our condensed balance sheet.
As of March 31, 2017, we had secured financing for 8 aircraft, scheduled for delivery in 2017, and did not have financing commitments in place for the remaining 65 Airbus aircraft orders, scheduled for delivery between 2017 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our fleet, we are required to make maintenance reserve payments for a portion of our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the three months ended March 31, 2017, we recorded an increase of $12.8 million in maintenance reserves, net of reimbursements, and as of March 31, 2017, we had $296.4 million ($125.8 million in aircraft maintenance deposits and $170.6 million in long-term aircraft maintenance deposits) on our condensed balance sheet.
Net Cash Flows Provided By Operating Activities. Operating activities in the three months ended March 31, 2017 provided $174.2 million in cash compared to $258.1 million provided in the three months ended March 31, 2016. The decrease is primarily driven by higher operating costs, specifically fuel and salaries, wages, and benefits, which were slightly offset by higher revenues, as compared to the prior period. The decrease is also attributed to an income tax refund of $65.0 million received in the prior period while no refund was received in 2017.
Net Cash Flows Used In Investing Activities. In the three months ended March 31, 2017, investing activities used $158.9 million, compared to $212.8 million used in the prior year period. The decrease was mainly driven by the purchase of three new aircraft and one engine purchased off operating lease in the three months ended March 31, 2017, as compared to the purchase of four new aircraft and two used aircraft purchased off operating lease in the three months ended March 31, 2016.
Net Cash Flows Provided By Financing Activities. During the three months ended March 31, 2017, financing activities provided $102.0 million. We received $115.5 million in connection with the debt financing of three aircraft delivered during the three months ended March 31, 2017 and paid $10.2 million in debt principal payment obligations.

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of March 31, 2017 and the periods in which payments are due (in millions):

	remainder of 2017	2018 - 2019	2020 - 2021	2022 and beyond	Total
Long-term debt (1)	$86	$178	$173	$681	$1,118
Interest commitments (2)	40	81	65	110	296
Operating lease obligations	195	467	380	626	1,668
Flight equipment purchase obligations	576	1,287	1,616	25	3,504
Other (3)	9	5	1	—	15
Total future payments on contractual obligations	$906	$2,018	$2,235	$1,442	$6,601

(1) Includes principal only associated with senior term loans due through 2027, junior term loans due through 2022, fixed-rate loans due through 2029, and Class A and Class B enhanced equipment trust certificates due through 2028 and 2024, respectively. Refer to "Notes to the Financial Statements - 10. Debt and Other Obligations."
(2) Related to senior and junior term loans, fixed-rate loans, and Class A and Class B enhanced equipment trust certificates only.
(3) Primarily related to the construction of our maintenance hangar, our A320ceos seating reconfiguration project, our reservation system, and advertising media. Refer to "Notes to the Financial Statements - 8. Commitments and Contingencies."
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $5.8 million for the remainder of 2017, $7.0 million in 2018, $5.7 million in 2019, $5.4 million in 2020, $5.5 million in 2021, and $17.7 million in 2022 and beyond.

As of March 31, 2017, principal and interest commitments related to our future secured debt financing for 8 undelivered aircraft are $7.9 million in 2017, $30.4 million in 2018, $31.2 million in 2019, $31.6 million in 2020, $30.7 million in 2021, and $240.4 million in 2022 and beyond.

In September 2015, we executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, we lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-foot hangar facility. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. We completed the project during the first quarter of 2017. Future commitment amounts for the project are included within operating lease obligations, for future rent obligations and within other, for future construction cost obligations in the table above.

Off-Balance Sheet Arrangements
We have significant lease obligations for our aircraft and spare engines as 61 of our 100 aircraft and 10 of our 12 spare engines are financed under operating leases and are therefore not reflected on our condensed balance sheets. These leases expire between 2017 and 2029. Aircraft rent payments were $56.9 million and $54.3 million for the three months ended March 31, 2017 and 2016, respectively. Our aircraft lease payments for 59 of our aircraft are fixed-rate obligations. Two of our aircraft leases provide for variable rent payments, which fluctuate based on changes in the London Interbank Offered Rate (LIBOR).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2017, our aircraft orders consisted of the following:

	Airbus
	A320ceo	A320neo	A321ceo	Total
remainder of 2017	6		8	14
2018	5		5	10
2019	1	14		15
2020		16		16
2021		18		18
	12	48	13	73
We also have four spare engine orders for V2500 SelectOne engines with IAE and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $575.6 million for the remainder of 2017, $521.9 million in 2018, $765.1 million in 2019, $830.6 million in 2020, $785.8 million in 2021 and $24.6 million in 2022 and beyond.
As of March 31, 2017, we had lines of credit related to corporate credit cards of $23.6 million from which we had drawn $12.0 million.
As of March 31, 2017, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $46.5 million. As of March 31, 2017, we had drawn $9.0 million on these lines of credit. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of March 31, 2017, we did not hold any derivatives.
As of March 31, 2017, we had $7.5 million in uncollateralized surety bonds and a $25.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $17.6 million had been drawn upon for issued letters of credit.

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
“RLA” means the United States Railway Labor Act.
"Total operating revenue per-ASM," "TRASM" or "unit revenue" means operating revenue divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2017 and 2016 represented 26.3% and 19.7% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $50.1 million.
As of March 31, 2017 and December 31, 2016, we had no outstanding jet fuel derivatives. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with our investment securities, which had a fair market value of $100.3 million and $100.2 million, as of March 31, 2017 and December 31, 2016, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on two of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of March 31, 2017, we had $1,117.6 million outstanding in fixed-rate debt related to the purchase of 15 Airbus A320 aircraft and 17 Airbus A321 aircraft which had a fair value of $1,152.5 million. As of December 31, 2016, we had $1,012.4 million outstanding in fixed-rate debt related to the purchase of 15 Airbus A320 aircraft and 14 Airbus A321 aircraft, which had a fair value of $1,033.7 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We believe the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on its financial position, liquidity or results of operations.

ITEM 1A.	RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 13, 2017, other than modifications to the following risk factor. Investors are urged to review these risk factors carefully.

We depend on a limited number of suppliers for our aircraft and engines.

One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE, or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. For example, introductory issues with the new-generation PW1100G-JM engines, designed and manufactured by Pratt & Whitney, have resulted in the intermittent grounding of certain of our A320neo aircraft. During the fourth quarter of 2016, and continuing through the first quarter of 2017, we have experienced and continue to experience various reliability problems associated with the new engine resulting in the grounding of two of our five A320neo aircraft which we expect to continue until the defect or problem is corrected. In part, due to issues involving the new engine, we renegotiated our aircraft delivery schedule. We originally had four A320neos scheduled for delivery in 2018 of which two were converted to A320ceo aircraft, to be delivered in 2017, and the remaining two are deferred until 2019. We cannot be certain that this defect will be corrected or if the defect will require the grounding of the remaining A320neos. These types of events, if appropriate design or mechanical modifications cannot be adequately implemented, could materially adversely affect our business, results of operations and financial condition. Moreover, the use of our aircraft could be suspended or restricted by regulatory authorities in the event of actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft, engines or components that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft, engines or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the first quarter of 2017. All stock repurchases during this period were made from employees who received restricted stock awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1-31, 2017	7,423	$57.09	—	$—
February 1-28, 2017	8,750	$51.74	—	$—
March 1-31, 2017	2,984	$52.68	—	$—
Total	19,157	$53.96	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Framework Agreement

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: April 28, 2017	By:	/s/ Edward M. Christie
Edward M. Christie
Executive Vice President and Chief Financial Officer