Form 10-Q
period 2017-06-30
Spirit Airlines, Inc.
filed 2017-07-27
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 20, 2017:

Class	Number of Shares
Common Stock, $0.0001 par value	69,369,045

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating revenues:
Passenger	$371,922	$296,401	$671,684	$569,027
Non-ticket	329,760	287,732	621,744	553,249
Total operating revenues	701,682	584,133	1,293,428	1,122,276

Operating expenses:
Salaries, wages and benefits	129,892	112,930	257,030	229,340
Aircraft fuel	142,294	113,192	282,076	199,174
Aircraft rent	52,566	49,864	109,636	102,066
Landing fees and other rents	45,592	39,944	86,040	74,751
Depreciation and amortization	35,331	24,957	66,840	48,066
Maintenance, materials and repairs	28,985	20,627	55,297	41,567
Distribution	29,908	24,692	56,406	47,625
Special charges	—	8,052	4,776	24,254
Loss on disposal of assets	1,493	529	2,598	743
Other operating	102,885	67,511	180,588	131,556
Total operating expenses	568,946	462,298	1,101,287	899,142

Operating income	132,736	121,835	192,141	223,134

Other (income) expense:
Interest expense	13,746	10,166	26,219	18,226
Capitalized interest	(3,342)	(2,771)	(6,922)	(6,096)
Interest income	(1,828)	(1,447)	(3,141)	(3,013)
Other expense	104	157	107	227
Total other (income) expense	8,680	6,105	16,263	9,344

Income before income taxes	124,056	115,730	175,878	213,790
Provision for income taxes	45,913	42,646	65,800	78,786

Net income	$78,143	$73,084	$110,078	$135,004
Basic earnings per share	$1.13	$1.03	$1.59	$1.90
Diluted earnings per share	$1.12	$1.03	$1.58	$1.89
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$78,143	$73,084	$110,078	$135,004
Unrealized gain (loss) on short-term investment securities, net of deferred taxes of ($6), $0, ($14) and $0	(11)	—	(24)	—
Interest rate derivative losses reclassified into earnings, net of taxes of $31, $32, $62 and $65	53	56	107	113
Other comprehensive income (loss)	$42	$56	$83	$113
Comprehensive income	$78,185	$73,140	$110,161	$135,117

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$869,153	$700,900
Short-term investment securities	100,464	100,155
Accounts receivable, net	47,996	41,136
Aircraft maintenance deposits	155,093	87,035
Prepaid expenses and other current assets	57,798	46,619
Total current assets	1,230,504	975,845

Property and equipment:
Flight equipment	1,809,747	1,461,525
Ground property and equipment	140,954	126,206
Less accumulated depreciation	(161,191)	(122,509)
	1,789,510	1,465,222
Deposits on flight equipment purchase contracts	317,867	325,688
Long-term aircraft maintenance deposits	146,162	199,415
Deferred heavy maintenance, net	75,858	75,534
Other long-term assets	114,444	110,223
Total assets	$3,674,345	$3,151,927

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,186	$15,193
Air traffic liability	312,587	206,392
Current maturities of long-term debt	95,428	84,354
Other current liabilities	244,629	226,011
Total current liabilities	685,830	531,950

Long-term debt, less current maturities	1,089,159	897,359
Deferred income taxes	372,998	308,143
Deferred gains and other long-term liabilities	18,125	19,868
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	555,704	551,004
Treasury stock, at cost	(219,909)	(218,692)
Retained earnings	1,173,711	1,063,633
Accumulated other comprehensive loss	(1,280)	(1,345)
Total shareholders’ equity	1,508,233	1,394,607
Total liabilities and shareholders’ equity	$3,674,345	$3,151,927
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income	$110,078	$135,004
Adjustments to reconcile net income to net cash provided by operations:
Losses reclassified from other comprehensive income	167	178
Equity-based compensation	4,671	3,905
Allowance for doubtful accounts (recoveries)	(51)	221
Amortization of deferred gains and losses and debt issuance costs	4,761	2,810
Depreciation and amortization	66,840	48,066
Deferred income tax expense	64,789	45,810
Loss on disposal of assets	2,598	743
Lease termination costs	4,776	24,254

Changes in operating assets and liabilities:
Accounts receivable	(6,808)	(12,662)
Aircraft maintenance deposits	(17,940)	(29,721)
Prepaid income taxes	(1,598)	69,444
Long-term deposits and other assets	(44,900)	(22,055)
Accounts payable	16,388	3,024
Air traffic liability	105,486	66,531
Other liabilities	14,234	25,269
Other	239	—
Net cash provided by operating activities	323,730	360,821
Investing activities:
Purchase of available-for-sale investment securities	(68,459)	—
Proceeds from the maturity of available-for-sale investment securities	67,857	—
Proceeds from sale of property and equipment	—	50
Pre-delivery deposits for flight equipment, net of refunds	(79,357)	(60,772)
Capitalized interest	(6,375)	(4,554)
Purchase of property and equipment	(269,519)	(303,175)
Net cash used in investing activities	(355,853)	(368,451)
Financing activities:
Proceeds from issuance of long-term debt	255,827	300,547
Proceeds from stock options exercised	29	92
Payments on debt and capital lease obligations	(50,099)	(19,665)
Excess tax (deficiency) benefit from equity-based compensation	—	(511)
Repurchase of common stock	(1,217)	(62,278)
Debt issuance costs	(4,164)	(107)
Net cash provided by financing activities	200,376	218,078
Net (decrease) increase in cash and cash equivalents	168,253	210,448
Cash and cash equivalents at beginning of period	700,900	803,632
Cash and cash equivalents at end of period	$869,153	$1,014,080
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$16,869	$21,804
Income taxes paid, net of refunds	$4,340	$(36,142)
Non-cash transactions:
Capital expenditures funded by capital lease borrowings	$(1,370)	$(31)

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
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

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09) "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance is effective for the Company in the first quarter of 2018. Entities have the option to use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company currently anticipates utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and plans to adopt the standard as of January 1, 2018. While the Company is still evaluating the impact, it currently believes the most significant impact of this ASU will be the elimination of the incremental cost method for frequent flier program accounting, which will require the Company to re-value and record a liability associated with customer flight miles earned as part of the Company’s frequent flier program with a relative fair value approach. The Company also expects the classification and timing of recognition of certain ancillary fees to be impacted by adoption of ASU 2014-09. While the Company believes the adoption will not have a significant impact on earnings, the classification of certain revenues, such as bags, seats and other travel-related fees may be deemed part of the single performance obligation of providing passenger transportation. The Company expects that these revenues currently classified as non-ticket revenue, approximately $1 billion annually, will be reclassified to passenger revenue after adoption.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for the Company for interim and annual periods beginning January 1, 2018 and is not expected to have a material impact on the Company’s financial statements.

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

Notes to Condensed Financial Statements—(Continued)

significantly change the recognition, measurement or presentation of lease expenses within the statements of operations and cash flows. See Note 8, Commitments and Contingencies for information regarding the Company's undiscounted future lease payments and the timing of those payments.

Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. The Company adopted this guidance on January 1, 2017. As a result, excess income tax benefits and deficiencies related to share-based compensation are now included within income tax expense rather than additional paid in capital. For the six months ended June 30, 2017, $0.6 million of income tax deficiency related to share-based compensation was included within income tax expense on the Company's statements of operations. Additionally, excess income tax benefits and deficiencies for share-based payments are now included in net operating cash flows rather than net financing cash flows. The changes have been applied prospectively in accordance with the guidance and prior periods have not been adjusted.

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows." The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2018, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

3.	Special Charges

During the six months ended June 30, 2017, the Company purchased one engine which was previously financed under an operating lease agreement. The purchase price of the engine was $8.1 million, comprised of a cash payment of $3.8 million and the non-cash application of maintenance and security deposits held by the previous lessor of $4.3 million. The Company estimated the fair value of the engine to be $3.1 million and has recorded the purchased engine at fair value within flight equipment on the condensed balance sheets. The Company determined the valuation of the engine based on a third-party appraisal considering the condition of the engine (a Level 3 measurement). The Company recognized $4.8 million as a cost of terminating the lease within special charges on the condensed statement of operations, made up of the excess of the purchase price paid over the fair value of the engine, less other non-cash items of $0.2 million.

During the six months ended June 30, 2016, the Company purchased three A319 aircraft which were previously financed under operating lease agreements. The purchase price of the 3 aircraft was $65.9 million, comprised of a cash payment of $33.8 million and the non-cash application of maintenance and security deposits held by the previous lessor of $32.1 million. The Company estimated the fair value of the aircraft to be $41.2 million and has recorded the 3 purchased aircraft at fair value within flight equipment on the condensed balance sheets. The Company determined the valuation of the aircraft based on a third-party appraisal considering the condition of each aircraft (a Level 3 measurement). The Company recognized $24.3 million as a cost of terminating the leases within special charges on the condensed statement of operations, made up of the excess of the purchase price paid over the fair value of the aircraft, less other non-cash items of $0.4 million.

Notes to Condensed Financial Statements—(Continued)

4.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands, except per share amounts)
Numerator
Net income	$78,143	$73,084	$110,078	$135,004
Denominator
Weighted-average shares outstanding, basic	69,370	70,770	69,359	71,173
Effect of dilutive stock awards	191	143	217	174
Adjusted weighted-average shares outstanding, diluted	69,561	70,913	69,576	71,347
Net income per share
Basic earnings per common share	$1.13	$1.03	$1.59	$1.90
Diluted earnings per common share	$1.12	$1.03	$1.58	$1.89

Anti-dilutive weighted-average shares	17	54	52	69

5.	Short-term Investment Securities

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

As of June 30, 2017 and December 31, 2016, the Company had $100.5 million and $100.2 million in short-term available-for-sale investment securities, respectively. For the six months ended June 30, 2017, these investments earned interest income at a weighted-average fixed rate of approximately 1.4%. For the three and six months ended June 30, 2017, an unrealized loss of $11 thousand and $24 thousand, net of deferred taxes of $6 thousand and $14 thousand, respectively, was recorded within AOCI related to these investment securities. For the three and six months ended June 30, 2016, the Company had no unrealized gains or losses related to these instruments as the Company did not invest in them until the third quarter of 2016. The Company has not recognized any realized gains or losses related to these securities as the Company has not transacted any sale of these securities. As of June 30, 2017 and December 31, 2016, $46 thousand and $23 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

6.	Accrued Liabilities
Other current liabilities as of June 30, 2017 and December 31, 2016 consist of the following:

	June 30, 2017	December 31, 2016
	(in thousands)
Federal excise and other passenger taxes and fees payable	$62,708	$42,064
Salaries and wages	49,109	54,578
Airport obligations	47,230	43,989
Aircraft maintenance	33,092	30,233
Aircraft and facility lease obligations	12,919	10,378
Interest payable	8,953	8,499
Fuel	7,846	14,828
Other	22,772	21,442
Other current liabilities	$244,629	$226,011

7.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company, from time to time, may use a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. As of June 30, 2017, the Company did not hold any derivatives with requirements to post collateral. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk.

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

The Company accounts for its fuel derivative contracts at fair value and recognizes them in the condensed balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during the six months ended June 30, 2017 and 2016. Historically, the Company has not elected hedge accounting on any fuel derivative instruments entered into and, as a result, changes in the fair value of fuel derivative contracts, if any, were recorded in aircraft fuel expense.
As of June 30, 2017 and December 31, 2016, the Company did not have any outstanding fuel derivatives.
Interest Rate Swaps
During 2015, the Company settled six forward interest rate swaps that were designed to fix the benchmark interest rate component of interest payments on the debt related to three Airbus A321 aircraft, which the Company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps were designated as cash flow hedges. The Company accounts for interest rate swaps at fair value and recognizes them in the condensed balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). As of June 30, 2017 and December 31, 2016, the Company did not have any outstanding interest rate swaps.

Notes to Condensed Financial Statements—(Continued)

Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the three and six months ended June 30, 2017 and 2016, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. For the three and six months ended June 30, 2017, the Company reclassified interest rate swap losses of $53 thousand and $107 thousand, net of tax of $31 thousand and $62 thousand, respectively, into earnings. For the three and six months ended June 30, 2016, the Company reclassified interest rate swap losses of $56 thousand and $113 thousand, net of tax of $32 thousand and $65 thousand, respectively, into earnings. As of June 30, 2017 and December 31, 2016, $1.2 million and $1.3 million, net of tax, respectively, remained in AOCI, related to these instruments.

8.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. During the first quarter of 2017, the Company negotiated revisions to its A320 aircraft order. The Company originally had four A320neo aircraft scheduled for delivery in 2018 of which two were converted to A320ceo aircraft, to be delivered in 2017, and the remaining two are deferred until 2019. As of June 30, 2017, the Company's aircraft orders consisted of the following:

	Airbus
	A320ceo	A320neo	A321ceo	Total
remainder of 2017	3		7	10
2018	5		5	10
2019	1	14		15
2020		16		16
2021		18		18
	9	48	12	69

The Company also has six spare engine orders for V2500 SelectTwo engines with International Aero Engines (IAE) and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Purchase commitments for these aircraft and spare engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $413.2 million for the remainder of 2017, $528.4 million in 2018, $764.4 million in 2019, $829.8 million in 2020, $784.8 million in 2021, and $24.6 million in 2022 and beyond. As of June 30, 2017, the Company had secured debt financing commitments of $310.0 million for 8 aircraft, scheduled for delivery in the remainder of 2017, and did not have financing commitments in place for the remaining 61 Airbus aircraft currently on firm order, which are scheduled for delivery in 2017 through 2021.
Interest commitments related to the secured debt financing of 36 delivered aircraft as of June 30, 2017 are $25.5 million for the remainder of 2017, $47.5 million in 2018, $43.3 million in 2019, $39.0 million in 2020, $34.8 million in 2021, and $125.3 million in 2022 and beyond. For principal commitments related to these financed aircraft, refer to Note 10, Debt and Other Obligations. As of June 30, 2017, principal and interest commitments related to the Company's future secured debt financing of 8 undelivered aircraft under bank debt is approximately $5.1 million for the remainder of 2017, $32.6 million in 2018, $32.4 million in 2019, $33.3 million in 2020, $32.1 million in 2021, and $256.5 million in 2022 and beyond.
As of June 30, 2017, the Company had a fleet consisting of 104 A320 family aircraft. During the six months ended June 30, 2017, the Company took delivery of seven aircraft financed under secured debt arrangements, two aircraft under operating leases and purchased one previously leased engine. For further discussion on the previously leased engine, refer to Note 3, Special Charges. The purchased aircraft are capitalized within flight equipment with depreciable lives of 25 years and estimated residual values of 10%. As of June 30, 2017, the Company had 61 aircraft and 10 spare engines financed under operating leases with lease term expiration dates ranging from 2017 to 2029. The Company entered into sale and leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale and leaseback transactions are included in other long-term assets on the accompanying condensed balance sheets. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating

Notes to Condensed Financial Statements—(Continued)

leases. Deferred gains are included in deferred credits and other long-term liabilities on the accompanying condensed balance sheets. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
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
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. (Airbus) to reconfigure the seating and increase capacity in 40 of the Company’s A320ceos from 178 to 182 seats (reconfiguration). The reconfiguration of the aircraft commenced in the first quarter of 2016 and is expected to be completed in the fourth quarter of 2017 for a remaining committed cost of $1.0 million, as of June 30, 2017. These amounts will be capitalized within flight equipment on the condensed balance sheets.
In September 2015, the Company executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, the Company leases a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-foot hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of the Company's growing fleet and will reduce dependence on third-party facilities and contract maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. The Company completed the project during the first quarter of 2017 and as of June 30, 2017, the Company had a remaining commitment of approximately $0.2 million related to this project.

Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at June 30, 2017 were as follows:

	Capital Leases	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Capital Lease Obligations
	(in thousands)
remainder of 2017	$268	$108,237	$21,496	$130,001
2018	537	206,595	41,024	248,156
2019	504	188,212	33,034	221,750
2020	188	180,235	21,817	202,240
2021	28	170,613	12,800	183,441
2022 and thereafter	—	570,087	73,285	643,372
Total minimum lease payments	$1,525	$1,423,979	$203,456	$1,628,960
Less amount representing interest	136
Present value of minimum lease payments	$1,389
Less current portion	460
Long-term portion	$929
The majority of the Company's capital lease obligations relate to the lease of computer equipment used by the Company's flight crew. Payments under this lease agreement are fixed for the 3-year term of the lease which began in the second quarter of 2017.
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

Notes to Condensed Financial Statements—(Continued)

obligations. The Company expects supplemental rent to increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft.
Some of the Company’s master lease agreements provide that the Company pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Substantially all of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $3.9 million for the remainder of 2017, $7.0 million in 2018, $5.7 million in 2019, $5.4 million in 2020, $5.5 million in 2021, and $17.7 million in 2022 and beyond. These lease agreements provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event in an amount equal to either (1) the amount of the maintenance reserves held by the lessor associated with the specific maintenance event or (2) the qualifying costs related to the specific maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves as long as the Company's cash balance does not fall below a certain level. As of June 30, 2017, the Company was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, advertising media, maintenance for new airport kiosks, data center, weather system and call center as of June 30, 2017: $3.4 million for the remainder of 2017, $4.9 million in 2018, $0.8 million in 2019, $0.6 million in 2020, $0.2 million in 2021, and $0.1 million thereafter. The Company's current agreement with its reservation system provider expires in 2018.
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
The Company's credit card processors do not require the Company to maintain cash collateral if the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of June 30, 2017 and December 31, 2016, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of June 30, 2017 and December 31, 2016, was $364.7 million and $234.6 million, respectively.

Notes to Condensed Financial Statements—(Continued)

Employees
The Company has four union-represented employee groups that together represented approximately 74% of all employees at June 30, 2017. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of June 30, 2017.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	26%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021	43%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	4%
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. The NMB has assigned mediators and the parties continue to meet and work toward an amended agreement with the guidance of the mediator. Under the Railway Labor Act (RLA), the parties' current agreement remains in effect until an amended agreement is reached.
In March 2016, under the supervision of the NMB, the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. In May 2016, the flight attendants voted to approve the new five-year contract with the Company. In connection with this agreement, the Company paid a $9.6 million ratification incentive of which $8.4 million was recorded within salaries, wages and benefits in the condensed statement of operations for the six months ended June 30, 2016.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.6 million and $5.7 million in health care claims as of June 30, 2017 and December 31, 2016, respectively.

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

The fair value of the Company's jet fuel swaps is determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it concluded that holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher (lower) fair value measurement for the Company's aircraft fuel derivatives. As of June 30, 2017 and December 31, 2016, the Company had no outstanding jet fuel derivatives.
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
The carrying amounts and estimated fair values of the Company's long-term debt at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Senior term loans	$435.0	$453.8	$451.9	$463.9	Level 3
Junior term loans	43.2	44.7	47.1	48.1	Level 3
Fixed-rate loans	216.3	221.5	—	—	Level 3
Class A enhanced equipment trust certificates	423.6	436.3	409.8	416.0	Level 2
Class B enhanced equipment trust certificates	100.0	102.3	103.6	105.7	Level 2
Total long-term debt	$1,218.1	$1,258.6	$1,012.4	$1,033.7
Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2017 and December 31, 2016 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Notes to Condensed Financial Statements—(Continued)

Short-term investment securities at June 30, 2017 and December 31, 2016 are comprised of available-for-sale asset-backed securities with contractual maturities of twelve months or less and are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$869.2	$869.2	$—	$—
Short-term investment securities	100.5	100.5	—	—
Total assets	$969.7	$969.7	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$700.9	$700.9	$—	$—
Short-term investment securities	100.2	100.2	—	—
Total assets	$801.1	$801.1	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended June 30, 2017 and December 31, 2016.

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

10.	Debt and Other Obligations

As of June 30, 2017, the Company held non-public and public debt instruments.     Long-term debt is comprised of the following:

Notes to Condensed Financial Statements—(Continued)

	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2017	December 31, 2016	2017	2016	2017	2016
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$435.0	$451.9	4.10%	4.10%	4.10%	4.10%
Fixed-rate junior term loans due through 2022	43.2	47.1	6.90%	6.90%	6.90%	6.90%
Fixed-rate loans due through 2029	216.3	—	3.82%	N/A	3.82%	N/A
Fixed-rate class A enhanced equipment trust certificates due through 2028	423.6	409.8	4.10%	4.03%	4.10%	4.03%
Fixed-rate class B enhanced equipment trust certificates due through 2024	100.0	103.6	4.45%	4.38%	4.45%	4.38%
Long-term debt	$1,218.1	$1,012.4
Less current maturities	95.4	84.4
Less unamortized discounts	33.5	30.6
Total	$1,089.2	$897.4
During the three and six months ended June 30, 2017, the Company made scheduled principal payments of $39.8 million and $50.0 million on its outstanding debt obligations, respectively. During the three and six months ended June 30, 2016, the Company made scheduled principal payments of $9.9 million and $19.6 million, on its outstanding debt obligations, respectively.
At June 30, 2017, long-term debt principal payments for the next five years and thereafter are as follows:

June 30, 2017
(in millions)
Remainder of 2017	$49.8
2018	97.9
2019	96.9
2020	96.1
2021	95.5
2022 and beyond	781.9
Total debt principal payments	$1,218.1

Interest Expense

Interest expense related to long-term debt consisted of the following:

Notes to Condensed Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Senior term loans	$4,619	$4,964	$9,290	$10,012
Junior term loans	775	905	1,578	1,842
Fixed-rate loans	1,586	—	1,744	—
Class A enhanced equipment trust certificates	4,321	2,698	8,629	3,881
Class B enhanced equipment trust certificates	1,108	773	2,292	1,109
Commitment fees	28	30	58	65
Amortization of debt discounts	1,290	794	2,521	1,310
Total	$13,727	$10,164	$26,112	$18,219

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview

Spirit Airlines is an ultra low-cost, low-fare airline headquartered in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM, the youngest fleet of any major U.S. airline, currently operates more than 470 daily flights to 60 destinations in the United States, Caribbean and Latin America. Our stock trades under the symbol "SAVE" on the NASDAQ Global Select Stock Market.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and six-month periods ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Percent Change
	2017	2016
Operating Statistics (unaudited) (A):
Average aircraft	102.8	85.2	20.7%
Aircraft at end of period	104	87	19.5%
Average daily aircraft utilization (hours)	11.7	12.7	(7.9)%
Average stage length (miles)	982	971	1.1%
Block hours	109,296	98,399	11.1%
Departures	41,563	38,025	9.3%
Passenger flight segments (PFSs) (thousands)	6,206	5,606	10.7%
Revenue passenger miles (RPMs) (thousands)	6,219,638	5,549,411	12.1%
Available seat miles (ASMs) (thousands)	7,294,578	6,419,419	13.6%
Load factor (%)	85.3%	86.4%	(1.1) pts
Average ticket revenue per passenger flight segment ($)	59.93	52.87	13.4%
Average non-ticket revenue per passenger flight segment ($)	53.14	51.32	3.5%
Total revenue per passenger flight segment ($)	113.07	104.19	8.5%
Average yield (cents)	11.28	10.53	7.1%
TRASM (cents)	9.62	9.10	5.7%
CASM (cents)	7.80	7.20	8.3%
Adjusted CASM (cents)	7.78	7.07	10.0%
Adjusted CASM ex-fuel (cents)	5.83	5.30	10.0%
Fuel gallons consumed (thousands)	85,533	77,013	11.1%
Average economic fuel cost per gallon ($)	1.66	1.47	12.9%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2017	2016
Operating Statistics (unaudited) (A):
Average aircraft	100.0	82.4	21.4%
Aircraft at end of period	104	87	19.5%
Average daily aircraft utilization (hours)	11.8	12.8	(7.8)%
Average stage length (miles)	983	983	—%
Block hours	213,332	191,943	11.1%
Departures	80,893	73,185	10.5%
Passenger flight segments (PFSs) (thousands)	11,775	10,594	11.1%
Revenue passenger miles (RPMs) (thousands)	11,833,060	10,619,724	11.4%
Available seat miles (ASMs) (thousands)	14,170,478	12,402,423	14.3%
Load factor (%)	83.5%	85.6%	(2.1) pts
Average ticket revenue per passenger flight segment ($)	57.04	53.71	6.2%
Average non-ticket revenue per passenger flight segment ($)	52.80	52.22	1.1%
Total revenue per passenger flight segment ($)	109.84	105.93	3.7%
Average yield (cents)	10.93	10.57	3.4%
TRASM (cents)	9.13	9.05	0.9%
CASM (cents)	7.77	7.25	7.2%
Adjusted CASM (cents)	7.72	7.05	9.5%
Adjusted CASM ex-fuel (cents)	5.73	5.44	5.3%
Fuel gallons consumed (thousands)	164,597	147,563	11.5%
Average economic fuel cost per gallon ($)	1.71	1.35	26.7%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the second quarter of 2017, we achieved an 18.9% operating margin, a decrease of 2.0 points compared to the prior year period. We generated pre-tax income of $124.1 million and net income of $78.1 million on operating revenues of $701.7 million. For the second quarter of 2016, we generated pre-tax income of $115.7 million and net income of $73.1 million on operating revenues of $584.1 million.
Our adjusted CASM ex-fuel for the second quarter of 2017 was 5.83 cents, a 10.0% increase year over year. The increase on a per-ASM basis was primarily due to increases in other operating expense, depreciation and amortization expense and maintenance, materials and repairs expense, partially offset by a decrease in special charges expense and aircraft rent expense.
During the second quarter 2017, we had over 850 pilot-related flight cancellations. We estimate that these pilot-related cancellations adversely impacted our second quarter 2017 results by approximately $45 million (approximately $25 million of revenue loss and $20 million of additional operating costs, primarily related to higher passenger re-accommodation expense). In early May, we obtained a temporary restraining order to enjoin further illegal labor action, while contract negotiations continue under the supervision of the National Mediation Board.
As of June 30, 2017, we had 104 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 53 A320s, and 20 A321s. With the scheduled delivery of 10 aircraft during the remainder of 2017 and 2 retirements, we expect to end 2017 with 112 aircraft in our fleet.
Since the delivery of our initial five A320neo aircraft in the fourth quarter of 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, which has resulted in diminished service availability of such aircraft. As a result of the reliability problems associated with introduction of the new engine, during the second quarter of 2017, we executed a support agreement with manufacturer Pratt & Whitney in order to obtain support and relief related to these operational disruptions. The support agreement provides for compensation to the Company for grounded aircraft and for back-up spare engines, and sets milestone dates for remediation of the introductory into-service issues.

Comparison of three months ended June 30, 2017 to three months ended June 30, 2016
Operating Revenues
Operating revenues increased $117.5 million, or 20.1%, to $701.7 million for the second quarter of 2017, as compared to the second quarter of 2016, due primarily to an increase in traffic of 12.1% and an increase in passenger yields of 7.1% .
Total revenue per available seat mile (TRASM) for the second quarter of 2017 was 9.62 cents, an increase of 5.7%, compared to the second quarter of 2016. This increase was primarily driven by the calendar shift of the Easter holiday as compared to prior year. Company-driven revenue initiatives and a strong underlying pricing environment also contributed to the increase year over year. These positive influences were offset in part by revenue decreases due to an elevated level of pilot-related flight cancellations in the second quarter of 2017.
Total revenue per passenger flight segment increased 8.5%, year over year, driven by an increase of 13.4% in ticket revenue per passenger flight segment and an increase of 3.5% in non-ticket revenue per passenger flight segment. The increase in ticket revenue per passenger flight segment was primarily driven by a 7.1% increase in average yield, period over period, due to a stronger pricing environment as compared to the prior year. The increase in non-ticket revenue per passenger flight segment was mostly driven by higher passenger usage fees year over year.
Operating Expenses
Operating expenses increased $106.6 million, or 23.1%, to $568.9 million for the second quarter of 2017 compared to $462.3 million for the second quarter of 2016, primarily due to an increase in operations as reflected by a 13.6% capacity growth and a 12.1% increase in traffic. Operating expenses also increased as a result of an increase in average economic fuel price per gallon of 12.9% which drove higher aircraft fuel expense year over year.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of our fuel derivatives. From time to time, we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. We had no activity related to fuel derivative instruments during the six months ended June 30, 2017 and 2016. Historically, management has chosen not to elect hedge accounting on any fuel derivative instruments and, as a result, changes in the fair value of fuel derivative contracts have been recorded each period in aircraft fuel expense.
Aircraft fuel expense increased in the second quarter of 2017 by $29.1 million, or 25.7%, compared to $113.2 million in the second quarter of 2016, due to an 11.1% increase in fuel gallons consumed and a 12.9% increase in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2017	2016
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	85,533	77,013	11.1%
Into-plane fuel cost per gallon	1.66	1.47	12.9%
Into-plane fuel expense	$142,294	$113,192	25.7%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statement of operations)	$142,294	$113,192	25.7%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 12.9% was primarily a result of an increase in jet fuel prices.

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
The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2017	2016
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$142,294	$113,192	25.7%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$142,294	$113,192	25.7%
Fuel gallons consumed	85,533	77,013	11.1%
Economic fuel cost per gallon	$1.66	$1.47	12.9%

During the three months ended June 30, 2017 and 2016, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts, as we have historically.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2017 and 2016, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
	2017	2016			2017	2016
	(in thousands)				(in cents)
Salaries, wages, and benefits	$129,892	$112,930	$16,962	15.0%	1.78	1.76	0.02	1.1%
Aircraft fuel	142,294	113,192	29,102	25.7%	1.95	1.76	0.19	10.8%
Aircraft rent	52,566	49,864	2,702	5.4%	0.72	0.78	(0.06)	(7.7)%
Landing fees and other rents	45,592	39,944	5,648	14.1%	0.63	0.62	0.01	1.6%
Depreciation and amortization	35,331	24,957	10,374	41.6%	0.48	0.39	0.09	23.1%
Maintenance, materials and repairs	28,985	20,627	8,358	40.5%	0.40	0.32	0.08	25.0%
Distribution	29,908	24,692	5,216	21.1%	0.41	0.38	0.03	7.9%
Special charges	—	8,052	(8,052)	NM	—	0.13	(0.13)	NM
Loss on disposal of assets	1,493	529	964	NM	0.02	0.01	0.01	NM
Other operating	102,885	67,511	35,374	52.4%	1.41	1.05	0.36	34.3%
Total operating expenses	$568,946	$462,298	$106,648	23.1%	7.80	7.20	0.60	8.3%
Adjusted CASM (1)					7.78	7.07	0.71	10.0%
Adjusted CASM ex-fuel (2)					5.83	5.30	0.53	10.0%

(1)	Reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2017		2016
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.80		7.20
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	1.5	0.02	0.5	0.01
Special charges	—	—	8.1	0.13
Adjusted CASM (cents)		7.78		7.07

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges.
Our adjusted CASM ex-fuel for the second quarter of 2017 was up 10.0% as compared to the second quarter of 2016. The increase on a per-ASM basis was primarily due to increases in other operating, depreciation and amortization and maintenance, materials and repairs expense, partially offset by a decrease in special charges and aircraft rent expense.
Labor costs for the second quarter of 2017 increased $17.0 million, or 15.0%, compared to the second quarter of 2016, primarily driven by an 18.7% increase in our pilot and flight attendant workforce resulting from the introduction of 17 new aircraft since the second quarter of 2016. On a per-ASM basis, labor costs increased slightly primarily due to higher flight attendant wages, year over year, resulting from the collective bargaining agreement negotiated in the second quarter of 2016. This increase was partially offset by a decrease in bonus and group health care costs on a per-ASM basis, year over year.
Aircraft rent expense for the second quarter of 2017 increased by $2.7 million, or 5.4%, compared to the second quarter of 2016. This increase in aircraft rent expense was primarily driven by the delivery of seven new aircraft, financed under operating leases, subsequent to the end of the second quarter of 2016. This increase was partially offset by the purchase of four aircraft made since the end of the second quarter of 2016, which were formerly financed under operating lease agreements. On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have purchased 14 aircraft, of which 4 were previously financed under operating lease agreements. In addition, we negotiated several lease extensions over the last twelve months that have also contributed to a decrease in aircraft rent expense on both a dollar and per-ASM basis.
Landing fees and other rents for the second quarter of 2017 increased $5.6 million, or 14.1%, as compared to the second quarter of 2016, primarily due to a 9.3% increase in departures as well as increased volume at higher cost airports, year over year. On a per-ASM basis, landing fees and other rents remained relatively stable period over period.
Depreciation and amortization increased by $10.4 million compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to increased depreciation expense resulting from the purchase of 14 aircraft made since the second quarter of 2016.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $14.6 million and $11.1 million for the second quarters of 2017 and 2016, respectively. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $43.6 million and $31.7 million for the second quarters of 2017 and 2016, respectively.
Maintenance, materials and repairs expense for the second quarter of 2017 increased by $8.4 million, or 40.5%, compared to the second quarter of 2016. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, the increase in maintenance costs was primarily due to an increased number of scheduled maintenance events in the current period as compared to the prior year period. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Distribution costs increased by $5.2 million, or 21.1%, in the second quarter of 2017 as compared to the second quarter of 2016. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs increased slightly primarily due to higher average fare resulting in an increase in credit card fees year over year.

Other operating expense for the second quarter of 2017 increased by $35.4 million, or 52.4%, compared to the second quarter of 2016 primarily due to an increase in overall operations and higher passenger re-accommodation expense year over year. As compared to the prior year period, we increased departures by 9.3% and had 10.7% more passenger flight segments, which drove increases in variable operating expenses. Other operating expense per ASM increased primarily due to operational disruptions during the second quarter of 2017 resulting from pilot-related cancellations which contributed to higher passenger re-accommodation expense, as compared to the prior year period.

Other Income (Expenses)

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2017 and 2016 primarily represents interest related to the financing of purchased aircraft. As of June 30, 2017 and 2016, the Company had 36 and 26 purchased aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—10. Debt and Other Obligations" for further discussion.

Our interest income for the three months ended June 30, 2017 primarily represents interest income earned on cash, cash equivalents and short-term investments. Interest income for the three months ended June 30, 2016 primarily represents interest income earned on cash, cash equivalents and on funds required to be held in escrow in accordance with the terms of our EETC.

Income Taxes
Our effective tax rate for the second quarter of 2017 was 37.0% compared to 36.8% for the second quarter of 2016. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income.

Comparison of six months ended June 30, 2017 to six months ended June 30, 2016
Operating Revenues
Operating revenues increased $171.2 million, or 15.3%, to $1,293.4 million for the six months ended June 30, 2017, compared to the prior year period, due primarily to an increase in traffic of 11.4% and an increase in passenger yields of 3.4%.
TRASM for the six months ended June 30, 2017 was 9.13 cents, an increase of 0.9% compared to the same period of 2016. This increase was primarily driven by a 3.4% increase in average yield, period over period, due to a stronger pricing environment, as compared to the prior year, offset by a decline in load factor of 2.1 points.
Total revenue per passenger flight segment increased 3.7% from $105.93 for the six months ended June 30, 2016 to $109.84 for the six months ended June 30, 2017. Our average ticket fare per passenger flight segment increased from $53.71 to $57.04, or 6.2%, compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $52.22 to $52.80, or 1.1%, compared to the prior year period. The slight increase in non-ticket revenue per passenger flight segment was primarily attributable to higher passenger usage fees partially offset by lower bag revenue on a per-passenger basis, year over year.
Operating Expenses
Operating expenses increased for the six months ended June 30, 2017 by $202.1 million, or 22.5%, compared to the same period for 2016 primarily due to our 14.3% capacity growth partially offset by a decrease in special charges of $19.5 million, as compared to the prior year period. Operating expenses also increased as a result of an increase in average economic fuel price per gallon of 26.7%, which drove higher aircraft fuel expense year over year.

Aircraft fuel expense for the six months ended June 30, 2017 increased $82.9 million, or 41.6%, compared to the prior year period as a result of a 26.7% increase in economic fuel price per gallon and an 11.5% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2017	2016
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	164,597	147,563	11.5%
Into-plane fuel cost per gallon	$1.71	$1.35	26.7%
Into-plane fuel expense	$282,076	$199,174	41.6%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per Statement of Operations)	$282,076	$199,174	41.6%
The elements of the changes in economic fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2017	2016
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$282,076	$199,174	41.6%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$282,076	$199,174	41.6%
Fuel gallons consumed	164,597	147,563	11.5%
Economic fuel cost per gallon	$1.71	$1.35	26.7%
During the six months ended June 30, 2017 and 2016, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts, as we have historically.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2017 and 2016, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
	2017	2016			2017	2016
	(in thousands)				(in cents)
Salaries, wages, and benefits	$257,030	$229,340	$27,690	12.1%	1.81	1.85	(0.04)	(2.2)%
Aircraft fuel	282,076	199,174	82,902	41.6%	1.99	1.61	0.38	23.6%
Aircraft rent	109,636	102,066	7,570	7.4%	0.77	0.82	(0.05)	(6.1)%
Landing fees and other rents	86,040	74,751	11,289	15.1%	0.61	0.60	0.01	1.7%
Depreciation and amortization	66,840	48,066	18,774	39.1%	0.47	0.39	0.08	20.5%
Maintenance, materials and repairs	55,297	41,567	13,730	33.0%	0.39	0.34	0.05	14.7%
Distribution	56,406	47,625	8,781	18.4%	0.40	0.38	0.02	5.3%
Special charges (credits)	4,776	24,254	(19,478)	NM	0.03	0.20	(0.17)	NM
Loss on disposal of assets	2,598	743	1,855	NM	0.02	0.01	0.01	NM
Other operating	180,588	131,556	49,032	37.3%	1.27	1.06	0.21	19.8%
Total operating expenses	$1,101,287	$899,142	$202,145		7.77	7.25	0.52	7.2%
Adjusted CASM (1)					7.72	7.05	0.67	9.5%
Adjusted CASM ex-fuel (2)					5.73	5.44	0.29	5.3%

(1)	Reconciliation of CASM to Adjusted CASM:

	Six Months Ended June 30,
	2017		2016
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.77		7.25
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	2.6	0.02	0.7	0.01
Special charges	4.8	0.03	24.3	0.20
Adjusted CASM (cents)		7.72		7.05

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges and credits.
Our adjusted CASM ex-fuel for the six months ended June 30, 2017 increased by 5.3% as compared to the same period in 2016. The increase on a per-ASM basis was primarily due to increases in other operating expense and depreciation and amortization expense, partially offset by a decrease in special charges expense.
Labor costs for the six months ended June 30, 2017 increased $27.7 million, or 12.1%, compared to the same period in 2016. The increase was primarily driven by a 16.6% increase in our pilot and flight attendant workforce resulting from the introduction of 17 new aircraft since the end of the second quarter of 2016. On a per-ASM basis, labor costs increased primarily due to the ratification incentive in the new flight attendant contract of $8.4 million recorded during the first quarter of 2016.
Aircraft rent expense for the six months ended June 30, 2017 increased by $7.6 million, or 7.4%, compared to the same period in 2016. This increase in aircraft rent expense was primarily driven by the delivery of seven new aircraft, financed under operating leases, subsequent to the end of the second quarter of 2016. In addition, we had an increase in estimated return costs for a leased aircraft scheduled to be returned in the third quarter of 2017. Costs associated with return conditions of leased aircraft are recorded as supplemental rent within aircraft rent expense on our statement of operations. These increases were partially offset by the purchase of four aircraft made since the end of the second quarter of 2016, which were formerly financed under operating lease agreements. On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have purchased 14 aircraft, of which 4 were previously financed under operating lease agreements. In addition, we negotiated several lease extensions over the last twelve months that have also contributed to a decrease in aircraft rent expense on both a dollar and per-ASM basis.
Landing fees and other rents for the six months ended June 30, 2017 increased $11.3 million, or 15.1%, as compared to the same period in 2016 primarily due to a 10.5% increase in departures as well as increased volume at higher cost airports, year over year. On a per-ASM basis, landing fees and other rents remained relatively stable period over period.
Depreciation and amortization increased by $18.8 million compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to increased depreciation expense resulting from the purchase of 14 aircraft made since the second quarter of 2016.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $27.9 million and $23.0 million for the six months ended June 30, 2017 and 2016, respectively. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $83.2 million and $64.5 million for the six months ended June 30, 2017 and 2016, respectively.
Maintenance, materials and repairs expense for the six months ended June 30, 2017 increased by $13.7 million, or 33.0%, compared to the prior year period. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, the increase in maintenance costs was primarily due to an increased number of scheduled maintenance events in the current period as compared to the prior year period. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Distribution costs increased by $8.8 million, or 18.4%, for the six months ended June 30, 2017 as compared to the same period in 2016. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs remained relatively stable, as compared to the prior period.
Other operating expense for the six months ended June 30, 2017 increased by $49.0 million, or 37.3%, compared to the prior year period, primarily due to an increase in overall operations and higher passenger re-accommodation expense year over year. As compared to the prior year period, we increased departures by 10.5% and had 11.1% more passenger flight segments, which drove increases in variable operating expenses. Other operating expense per ASM increased primarily due operational disruptions during the second quarter of 2017 resulting from pilot-related cancellations which contributed to higher passenger re-accommodation expense, as compared to the prior year period.
Special charges for the six months ended June 30, 2017 consisted of $4.8 million in lease termination charges recognized in connection with the purchase of an engine formerly financed under an operating lease agreement. For the six months ended June 30, 2016, special charges consisted of $24.3 million in lease termination charges recognized in connection with the purchase of 3 aircraft formerly financed under operating lease agreements. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the asset(s), less previously expensed supplemental rent and other non-cash items. For further discussion on this purchase, please see "Notes to Condensed Financial Statements - 3. Special Charges."

Other income (expenses)

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2017 and 2016 primarily represents interest related to the financing of purchased aircraft. As of June 30, 2017 and 2016, the Company had 36 and 26 purchased aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—10. Debt and Other Obligations" for further discussion.
Our interest income for the six months ended June 30, 2017 primarily represents interest income earned on cash, cash equivalents and short-term investments. Interest income for the six months ended June 30, 2016 primarily represents interest income earned on cash, cash equivalents and on funds required to be held in escrow in accordance with the terms of our EETC.

Income Taxes
Our effective tax rate for the six months ended June 30, 2017 was 37.4% compared to 36.9% for the six months ended June 30, 2016. The increase in the effective tax rate, period over period, is primarily attributed to the adoption of ASU 2016-09, in the first quarter of 2017, which resulted in $0.6 million of income tax deficiency related to share-based compensation to be included within income tax expense on our statements of operations for the six months ended June 30, 2017. In arriving at these rates, we considered a variety of factors, including our forecasted full-year pre-tax results, the U.S. federal rate of 35%, expected nondeductible expenses, and estimated state income taxes. We evaluate our tax rate each quarter and make adjustments when necessary. Our final effective tax rate for the full year is dependent on the level of pre-tax income and the magnitude of any nondeductible expenses in relation to the respective pre-tax income.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments (PDPs), debt obligations and maintenance reserves. Our total cash at June 30, 2017 was $869.2 million, an increase of $168.3 million from December 31, 2016. As of June 30, 2017, we had $100.5 million in short-term available-for-sale investment securities.
Currently, one of our largest capital needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, sale leaseback transactions, direct leases or cash purchases. In debt financing transactions, capital is needed to make equity investments in capital assets and payments on debt obligations (principal and interest) after the acquisition of the aircraft. During the six months ended June 30, 2017, we purchased seven aircraft through debt financing transactions. During the six months ended June 30, 2017, we made $73.2 million in debt payments (principal, interest and fees) on our outstanding debt obligations. Capital resources required under debt financing transactions will generally be higher than those involving sales leaseback transactions. In sale leaseback transactions, capital is needed to fund the initial purchase of the aircraft prior to the sale to the lessor. During the six months ended June 30, 2017, we entered into no sale leaseback transactions. During the six months ended June 30, 2017, we purchased one engine which was previously financed under an operating lease agreement for

$8.1 million, comprised of a cash payment of $3.8 million and the application of maintenance security deposits held by the previous lessor of $4.3 million.
PDPs relating to future deliveries under our agreement with Airbus are required at various times prior to each delivery date. During the six months ended June 30, 2017, we paid $79.4 million of PDPs for future deliveries of aircraft and spare engines. As of June 30, 2017, we had $317.9 million of PDPs on our condensed balance sheet.
As of June 30, 2017, we had secured financing for 8 aircraft, scheduled for delivery in the remainder of 2017, and did not have financing commitments in place for the remaining 61 Airbus aircraft orders, scheduled for delivery between 2017 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our fleet, we are required to make maintenance reserve payments for a portion of our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. In the six months ended June 30, 2017, we recorded an increase of $17.9 million in maintenance reserves, net of reimbursements, and as of June 30, 2017, we had $301.3 million ($155.1 million in aircraft maintenance deposits and $146.2 million in long-term aircraft maintenance deposits) on our condensed balance sheet.
Net Cash Flows Provided By Operating Activities. Operating activities in the six months ended June 30, 2017 provided $323.7 million in cash compared to $360.8 million provided in the six months ended June 30, 2016. The decrease is primarily driven by higher operating costs, specifically fuel, other operating and salaries, wages, and benefits, which were slightly offset by higher revenues, as compared to the prior period. The decrease is also attributed to an income tax refund of $65.0 million received in the prior period while no refund was received in 2017.
Net Cash Flows Used In Investing Activities. In the six months ended June 30, 2017, investing activities used $355.9 million, compared to $368.5 million used in the prior year period. The decrease was mainly driven by the purchase of seven new aircraft and one previously leased engine in the six months ended June 30, 2017, as compared to the purchase of eight new aircraft, three previously leased aircraft and rotable equipment in the six months ended June 30, 2016.
Net Cash Flows Provided By Financing Activities. During the six months ended June 30, 2017, financing activities provided $200.4 million. We received $255.8 million in connection with the debt financing of seven aircraft delivered during the six months ended June 30, 2017 and paid $50.0 million in debt principal payment obligations.

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2017 and the periods in which payments are due (in millions):

	remainder of 2017	2018 - 2019	2020 - 2021	2022 and beyond	Total
Long-term debt (1)	$50	$195	$191	$782	$1,218
Interest commitments (2)	26	91	74	125	316
Capital and operating lease obligations	130	470	386	643	1,629
Flight equipment purchase obligations	413	1,293	1,615	25	3,346
Other (3)	5	6	1	—	12
Total future payments on contractual obligations	$624	$2,055	$2,267	$1,575	$6,521

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
(3) Primarily related to our reservation system, advertising media and our A320ceos seating reconfiguration project. Refer to "Notes to the Financial Statements - 8. Commitments and Contingencies."
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $3.9 million for the remainder of 2017, $7.0 million in 2018, $5.7 million in 2019, $5.4 million in 2020, $5.5 million in 2021, and $17.7 million in 2022 and beyond.

As of June 30, 2017, principal and interest commitments related to our future secured debt financing for 8 undelivered aircraft are $5.1 million in 2017, $32.6 million in 2018, $32.4 million in 2019, $33.3 million in 2020, $32.1 million in 2021, and $256.5 million in 2022 and beyond.

In September 2015, we executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, we lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-foot hangar facility. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. We completed the project during the first quarter of 2017. Future commitment amounts for the project are included within operating lease obligations, for future rent obligations and within other, for future construction cost obligations, in the table above.

Off-Balance Sheet Arrangements
We have significant lease obligations for our aircraft and spare engines as 61 of our 104 aircraft and 10 of our 12 spare engines are financed under operating leases and are therefore not reflected on our condensed balance sheets. These leases expire between 2017 and 2029. Aircraft rent payments were $56.8 million and $52.5 million for the three months ended June 30, 2017 and 2016, respectively, and $113.6 million and $106.8 million for the six months ended June 30, 2017 and 2016, respectively. Our aircraft lease payments for 59 of our aircraft are fixed-rate obligations. Two of our aircraft leases provide for variable rent payments, which fluctuate based on changes in the London Interbank Offered Rate (LIBOR).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. As of June 30, 2017, our aircraft orders consisted of the following:

	Airbus
	A320ceo	A320neo	A321ceo	Total
remainder of 2017	3		7	10
2018	5		5	10
2019	1	14		15
2020		16		16
2021		18		18
	9	48	12	69
We also have six spare engine orders for V2500 SelectTwo engines with IAE and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2017 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $413.2 million for the remainder of 2017, $528.4 million in 2018, $764.4 million in 2019, $829.8 million in 2020, $784.8 million in 2021 and $24.6 million in 2022 and beyond.
As of June 30, 2017, we had lines of credit related to corporate credit cards of $23.6 million from which we had drawn $12.9 million.
As of June 30, 2017, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $51.5 million. As of June 30, 2017, we had drawn $6.9 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2017, we did not hold any derivatives.
As of June 30, 2017, we had $8.2 million in uncollateralized surety bonds and a $25.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $17.4 million had been drawn upon for issued letters of credit.

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
“ALPA” means the Air Line Pilots Association, International.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2017 and 2016 represented 25.6% and 22.2% of our operating expenses, respectively. Increases in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our fuel consumption over the last twelve months, a 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $53 million.
As of June 30, 2017 and December 31, 2016, we had no outstanding jet fuel derivatives. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than this amount based upon further fluctuations in futures prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $100.5 million and $100.2 million, as of June 30, 2017 and December 31, 2016, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on two of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of June 30, 2017, we had $1,218.1 million outstanding in fixed-rate debt related to the purchase of 18 Airbus A320 aircraft and 18 Airbus A321 aircraft which had a fair value of $1,258.6 million. As of December 31, 2016, we had $1,012.4 million outstanding in fixed-rate debt related to the purchase of 15 Airbus A320 aircraft and 14 Airbus A321 aircraft, which had a fair value of $1,033.7 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE, or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. For example, introductory issues with the new-generation PW1100G-JM engines, designed and manufactured by Pratt & Whitney, have resulted in the intermittent grounding of certain of our A320neo aircraft. During the fourth quarter of 2016, and continuing through the second quarter of 2017, we have experienced and continue to experience various reliability problems associated with the new engine resulting in the grounding of two of our five A320neo aircraft which we expect to continue until the defect or problem is corrected. In part, due to issues involving the new engine, we renegotiated our aircraft delivery schedule. We originally had four A320neos scheduled for delivery in 2018 of which two were converted to A320ceo aircraft, to be delivered in 2017, and the remaining two are deferred until 2019. We cannot be certain that this defect will be corrected or if the defect will require the grounding of the remaining A320neos. These types of events, if appropriate design or mechanical modifications cannot be adequately implemented, could materially adversely affect our business, results of operations and financial condition. Moreover, the use of our aircraft could be suspended or restricted by regulatory authorities in the event of actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft, engines or components that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft, engines or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the second quarter of 2017. All stock repurchases during this period were made from employees who received restricted stock awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1-30, 2017	3,032	$52.05	—	$—
May 1-31, 2017	261	$54.13	—	$—
June 1-30, 2017	214	$53.95	—	$—
Total	3,507	$52.32	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: July 27, 2017	By:	/s/ Edward M. Christie
Edward M. Christie
Executive Vice President and Chief Financial Officer