Form 10-K
period 2017-12-31
Spirit Airlines, Inc.
filed 2018-02-13
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35186
Spirit Airlines, Inc.

(Exact name of registrant as specified in its charter)

Delaware	38-1747023
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2800 Executive Way Miramar, Florida	33025
(Address of principal executive offices)	(Zip Code)

(954) 447-7920
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Voting Common Stock, $0.0001 par value Non-Voting Common Stock, $0.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑     Accelerated filer    ☐      Non-accelerated filer   ☐     Smaller reporting company  ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.6 billion computed by reference to the last sale price of the common stock on the NASDAQ Global Select Market on June 30, 2017, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 6, 2018:

Class	Number of Shares
Common Stock, $0.0001 par value per share	68,213,030

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2017.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview
Spirit Airlines is an ultra low-cost, low-fare airline that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM, the youngest fleet of any major U.S. airline, currently operates more than 450 daily flights to 60 destinations in the United States, Caribbean and Latin America. Our stock trades on the New York Stock Exchange (NYSE) under the symbol "SAVE," effective as of December 28, 2017. Prior to this date, our stock traded on the NASDAQ Global Select Stock Market (NASDAQ) under the symbol "SAVE."

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
Our Business Model

Our ULCC business model provides customers low, unbundled base fares with a range of optional services, allowing customers the freedom to choose only the options they value. The success of our model is driven by our low-cost structure, which permits us to offer low base fares while maintaining high profit margins.
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
Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:
Ultra Low-Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain among the highest operating margins in our industry and support continued growth. Our operating costs per available seat mile (CASM) of 7.63 cents in 2017 were significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:

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
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to generate significant non-ticket revenue, which allows us to lower base fares and enables our passengers to identify, select and pay for only the products and services they want to use. In implementing our unbundled strategy, we have grown average non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $53 in 2017 by:

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
Experienced International Operator. We believe we have substantial experience in foreign local aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2017, 2016 and 2015, no revenue from any one foreign country represented greater than 4% of our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
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

Route Network
As of December 31, 2017, our route network included 237 markets served by 60 airports throughout North America, Central America, South America and the Caribbean.
Below is a route map of our current network, which includes seasonal routes and routes announced as of January 11, 2018 for which service has not yet started:

SEATTLE – TACOMA
PORTLAND
MINNEAPOLIS – ST. PAUL
PLATTSBURGH / MONTREAL
NIAGARA FALLS / TORONTO
DETROIT
CHICAGO / O'HARE
BOSTON
NEWARK
HARTFORD
CLEVELAND
AKRON-CANTON
NEW YORK / LAGUARDIA
PITTSBURGH
LATROBE
DENVER
KANSAS CITY
COLUMBUS
PHILADELPHIA
ATLANTIC CITY
OAKLAND
CHARLESTON
BALTIMORE / WASHINGTON, D.C.
RICHMOND
LAS VEGAS
LOS ANGELES
DALLAS / FORT WORTH
MYRTLE BEACH
SAN DIEGO
PHOENIX
ATLANTA
NEW ORLEANS
HOUSTON / BUSH INTERCONTINENTAL
ORLANDO
TAMPA
WEST PALM BEACH
FT. MYERS
FT. LAUDERDALE
LOS CABOS MEXICO
CANCUN MEXICO
SANTIAGO DOMINICAN REPUBLIC
ST. MAARTEN
CAP-HAÏTIEN HAITI
PUNTA CANA DOMINICAN REPUBLIC
SAN JUAN PUERTO RICO
PORT-AU-PRINCE HAITI
MONTEGO BAY JAMAICA
KINGSTON JAMAICA
SANTO DOMINGO DOMINICAN REPUBLIC
AGUADILLA PUERTO RICO
ST. THOMAS
GUATEMALA CITY GUATEMALA
SAN PEDRO SULA HONDURAS
SAN SALVADOR EL SALVADOR
MANAGUA NICARAGUA
ARUBA
PANAMA CITY PANAMA
CARTAGENA COLOMBIA
SAN JOSÉ COSTA RICA
GUAYAQUIL ECUADOR
MEDELLÍN COLOMBIA
LIMA PERU
ARMENIA COLOMBIA
BOGOTÁ COLOMBIA

Baltimore/DC to/from Montego Bay and Ft. Lauderdale to/from Guayaquil services are subject to government approval.

Our network expansion targets underserved and/or overpriced markets. We employ a rigorous process to identify opportunities to deploy new aircraft where we believe they will be most profitable. To monitor the profitability of each route, we analyze weekly and monthly profitability reports as well as near-term forecasting.
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
As of December 31, 2017, our top two largest network overlaps are with Southwest Airlines and American Airlines at approximately 62% and 51% of our markets, respectively. Our principal competitors on domestic routes are Southwest Airlines, American Airlines, Delta Air Lines and United Airlines. Our principal competitors to our markets in the Caribbean and Latin America are American Airlines, JetBlue Airways, Southwest Airlines and United Airlines. Our principal competitive advantage is our relative cost advantage which allows us to offer low base fares profitably. In 2017, our unit operating costs were among the lowest in the U.S. airline industry. In difficult economic or competitive environments, we believe our low unit costs coupled with our relatively stable non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
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
Our online booking process allows our customers to see all available options and their prices prior to purchasing a ticket. We maintain a campaign that illustrates our total prices are lower, on average, than those of our competitors, even when options are included.

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
As of December 31, 2017, we had a fleet of 112 Airbus single-aisle aircraft, which are commonly referred to as “A320 family” aircraft. A320 family aircraft include the A319, A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2017, our fleet consisted of 31 A319s, 51 A320ceos, 5 A320neos and 25 A321ceos, and the average age of the fleet was 5.1 years. As of December 31, 2017, we owned 54 of our aircraft, of which 29 aircraft are financed through senior and junior long-term debt with terms of 12 and 7 years, respectively, 17 aircraft are financed through enhanced equipment trust certificates (EETCs), and 8 aircraft were purchased off lease and currently unencumbered. Refer to “Notes to the Financial Statements—11. Debt and Other Obligations” for information regarding our debt financing and “Notes to the Financial Statements—3. Special Charges” for information regarding our aircraft purchased off lease. The remaining 58 of our aircraft are financed under operating leases with expirations between 2020 and 2029. In addition, as of December 31, 2017, we had 11 spare engines financed under operating leases and owned 4 spare engines.
As of December 31, 2017, firm aircraft orders consisted of 59 A320 family aircraft (6 A320ceos, 48 A320neos and 5 A321ceos) with Airbus. During the first quarter of 2018, we negotiated revisions to our A320 aircraft order. We originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revision, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft but remain scheduled to be delivered in 2019. As of December 31, 2017, spare engine orders consisted of four V2500 SelectTwo engines with IAE and nine PurePower PW 1100G-JM engines with Pratt & Whitney. Aircraft are scheduled for delivery from 2018 through 2021 and spare engines are scheduled for delivery from 2018 through 2023. The firm aircraft orders provide for capacity growth as well as the flexibility to add to, or replace, the aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends.
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
Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 24 months. Heavy engine maintenance is performed approximately every four to six years and includes a more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, heavy airframe maintenance checks, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for our current fleet and future deliveries with IAE and Pratt & Whitney for our engine overhaul services and with Lufthansa Technik on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.
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
In the first quarter of 2017, we inaugurated a 126,000-square-foot maintenance hangar facility, adjacent to the airfield at the Detroit Metropolitan Wayne County Airport, which allows us to fulfill the requirements of our growing fleet and will reduce dependence on third-party facilities and contract line maintenance. Please see “-Properties-Ground Facilities.”
Employees
Our business is labor intensive, with labor costs representing approximately 23.4%, 25.2% and 23.1% of our total operating costs for 2017, 2016 and 2015, respectively. As of December 31, 2017, we had 1,792 pilots, 3,011 flight attendants, 51 dispatchers, 245 ramp service agents, 699 mechanics, 425 airport agents/other and 572 employees in administrative roles for a total of 6,795 employees. As of December 31, 2017, approximately 75% of our employees were represented by four labor unions. On an average full-time equivalent basis, for the full year 2017, we had 6,100 employees, compared to 5,159 in 2016.
FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown and be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements, including recurrent training and recent flying experience. Mechanics, quality-control inspectors and dispatchers must be certificated and qualified for specific aircraft. Flight attendants must have initial and periodic competency training and qualification. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.
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
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative amendable agreement which is subject to ratification by the pilot group. The ratification vote will take place throughout February 2018. The current tentative agreement is for a five-year contract which includes a one-time $75 million ratification incentive and other negotiated contractual provisions. The Company can provide no assurance that the tentative agreement will be approved. Under the Railway Labor Act (RLA), the parties' current agreement remains in effect until an amended agreement is ratified.
In March 2016, under the supervision of the NMB, the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. In May 2016, the flight attendants voted to approve the new five-year contract with the Company. In connection with this agreement, the Company paid a $9.6 million ratification incentive payment to the flight attendants recorded within salaries, wages and benefits in the statement of operations. Of the total ratification incentive, $8.4 million was recorded during 2016 as the remaining $1.2 million was previously accrued in 2015.
In December 2017, the Professional Airline Flight Control Association (“PAFCA”) filed an application with the NMB seeking to represent our dispatchers, who are currently represented by the TWU.  In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election will close on February 20, 2018.
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
Insurance
We maintain insurance policies we believe are customary in the airline industry and as required by the Department of Transportation (DOT). The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire and extended coverage; war risk (terrorism); directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; and workers’ compensation and employer’s liability. Renewing coverage could result in a change in premium and more restrictive terms. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.
Management Information Systems
We have continued our commitment to technology improvements to support our ongoing operations and initiatives. In 2016, we upgraded the Sabre Flight Operating Suite to Flight Plan Manager. During 2017, we completed the migration of critical operating and sales systems into a state of the art data center facility in South Florida, implemented a new customer mobile application, deployed all new self-service kiosks, and improved the customer experience on our website. We intend to continue to invest time and resources in upgrading and improving our information systems and the security of our data.
Foreign Ownership
Under DOT regulations and federal law, we must be controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.
We believe we are currently in compliance with such foreign ownership rules.
Government Regulation
Operational Regulation
The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the Federal Aviation Administration (FAA). The DOT has jurisdiction over economic and consumer issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability and disabled passenger transportation, tarmac delays and responding to customer complaints among other areas. In January 2017, DOT issued a Supplemental Notice of Proposed Rulemaking of rules originally proposed in 2014 that would require airlines to disclose through all points of sale the fees for first and second checked bags and a carry-on bag associated with the air transportation consumers are buying or considering buying. In December 2017, the DOT withdrew said supplemental notice, as well as a notice of proposed rulemaking originally issued in

July 2011 that proposed to collect detailed revenue information regarding airline imposed fees from those air carriers meeting the definition of a large certificated air carrier. In March 2017, the DOT extended the compliance date of its final rule on reporting of data for mishandled baggage and wheelchairs from January 2018 to January 2019. Under this rule, carriers are required to report the number of mishandled bags and the number of enplaned bags, as well as to report separate statistics for mishandled wheelchairs and scooters used by passengers with disabilities. In 2016, Congress passed a law requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours. Though the DOT has been collecting information from carriers and other interested parties and organizations from which to develop a rule, as of January 2018, a rule has not been issued. Additional rules, including disabled passenger rules, may be issued in 2018. See “Risk Factors—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws which could harm our business, results of operations and financial condition."
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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2017, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. In 2014, the FAA issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, known as FAR 117 which became effective on January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments, and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. FAR 117 resulted in increased pilot costs as we were required to hire more pilots in order to comply with the regulations. Any new or revised operational regulations in the future could result in further increased costs. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
International Regulation
All international service is subject to the regulatory requirements of the foreign government involved. We currently offer international service to Aruba, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Panama, Peru and St. Maarten, as well as Puerto Rico and the U.S. Virgin Islands. If we decide to increase our routes to additional international destinations, we will be required to obtain necessary authority from the DOT and the applicable foreign government. We are also required to comply with overfly regulations in countries that lay along our routes but which we do not serve.
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
We face significant competition with respect to routes, fares and services. Within the airline industry, we compete with traditional network airlines, other low-cost airlines and regional airlines on many of our routes. Competition in most of the destinations we presently serve is intense, sometimes due to the large number of carriers in those markets. Furthermore, other airlines may begin service or increase existing service on routes where we currently face little competition. Most of our competitors are larger than us and have significantly greater financial and other resources than we do.
The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition has, and may continue to, adversely affect our operations. Moreover, many other airlines have begun to unbundle services by charging separately for services such as baggage and advance seat selection. This unbundling and other cost reducing measures could enable competitor airlines to reduce fares on routes that we serve. Beginning in 2015, and continuing through 2017, the availability of low priced fares coupled with an increase in domestic capacity led to dramatic changes in pricing behavior in many U.S. markets. Many domestic carriers began matching lower cost airline pricing, either with limited or unlimited inventory.
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
Many of the traditional network airlines in the United States have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. They also have completed large mergers that have increased their scale and share of the travel market. The mergers between AMR Corporation and US Airways Group, Inc., Delta Air Lines and Northwest Airlines, between United Airlines and Continental Airlines, between Southwest Airlines and AirTran Airways, and between Alaska Airlines and Virgin America, have created five very large and powerful network airlines, which creates a challenging pricing environment for smaller airlines like us. In the future, there may be additional consolidation in our industry. Any business combination could significantly alter industry conditions and competition within the airline industry, which could have an adverse effect on our business.

Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies, new pricing policies designed to compete with ULCCs or new market entrants. Any such competitor may have greater financial resources and access to less expensive sources of capital than we do, which could enable them to operate their business with a lower cost structure, or enable them to operate with lower-marginal revenues without substantial adverse effects, than we can. If these competitors adopt and successfully execute a ULCC business model, we could be materially adversely affected. In 2015, Delta Air Lines began to market and sell a "Basic Economy" fare which was designed in part to provide its customers with a low base fare similar to Spirit. In 2017, American Airlines and United Airlines announced their "Basic Economy" fare.
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
Aircraft fuel costs represented 27.3%, 23.8% and 28.3% of our total operating expenses for 2017, 2016 and 2015, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could cause disruption to oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East and Venezuela, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.
Aircraft fuel prices have been subject to high volatility, fluctuating substantially over the past several years. For example, our fuel prices spiked at a high of $3.32 per gallon, in the second quarter of 2012, fell as low as $1.22 per gallon in the first quarter of 2016 and recently returned to over $2.00 per gallon. We cannot predict the future availability, price volatility or cost of aircraft fuel. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase or decrease in the price of aircraft fuel can have a significant negative impact on our operating costs or revenues and on our business, results of operations and financial condition.
Our fuel derivative activity, if any, may not reduce our fuel costs.
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2017, we had no outstanding jet fuel derivatives. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”
Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
During 2017, 2016 and 2015, we generated non-ticket revenues of $1,281.6 million, $1,121.3 million and $972.1 million, respectively. Our non-ticket revenues are generated from charges for, among other things, baggage, bookings through certain of our distribution channels, advance seat selection, itinerary changes and loyalty programs. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and Federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
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
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, adverse weather conditions, increased security measures, new travel related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and Northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017) as well as southern Texas (such as Hurricane Harvey in August 2017), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico) can cause flight cancellations, significant delays and certain facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu and Zika virus, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Any increases in travel related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition.
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
Our business is labor intensive, with labor costs representing approximately 23.4%, 25.2% and 23.1% of our total operating costs for 2017, 2016 and 2015, respectively. As of December 31, 2017, approximately 75% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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
Our flight operations were shut down due to a strike by our pilots beginning on June 12, 2010 and lasting until we and the union representing our pilots reached a tentative agreement for a new contract. Under a Return to Work Agreement, we began to resume flights on June 17, 2010 and resumed our full flight schedule on June 18, 2010. On August 1, 2010, we and the pilots’ union executed a five-year collective bargaining agreement. This shutdown had a material adverse effect on our results of operations for 2010. In August 2015, the collective bargaining agreement with our pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and we joined ALPA in the request. During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative amendable agreement which is subject to ratification by the pilot group. The ratification vote will take place throughout February 2018. The current tentative agreement is for a five-year contract which includes a one-time $75 million ratification incentive and other negotiated contractual provisions. We can provide no assurance that the tentative agreement will be approved. Under the RLA, the parties' current agreement remains in effect until an amended agreement is ratified. Should the tentative agreement not be ratified, the NMB may release the parties to "self-help" and our pilots may go on strike, which would shut down our flight operations and have a material adverse effect on our business and results of operations.

In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. In May 2016, we entered into a five-year agreement with our flight attendants, which becomes amendable May 2021.
In August 2013, we entered into a five-year agreement with our dispatchers, which becomes amendable August 2018. In December 2017, PAFCA filed an application with the NMB seeking to represent our dispatchers, who are currently represented by the TWU. In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election will close on February 20, 2018.
In July 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement with the IAMAW, which is amendable in June 2020.
The Patient Protection and Affordable Care Act was enacted in 2010. Under the current administration, this law may be repealed in its entirety or certain aspects may be changed or replaced. If the law is repealed or significantly modified or if new healthcare legislation is passed, such action could significantly increase cost of the healthcare benefits provided to our U.S. employees. In addition, the failure to comply materially with such existing and new laws, rules and regulations could adversely affect our business, results of operations and financial conditions.
We have a significant amount of aircraft-related fixed obligations that could impair our liquidity and thereby harm our business, results of operations and financial condition.
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2017, our 112 aircraft fleet consisted of 58 aircraft financed under operating leases, 46 aircraft financed under debt arrangements, and 8 aircraft purchased off lease and currently unencumbered. In 2017 and 2016, we paid the lessors rent of $220.9 million and $213.9 million, respectively, and paid maintenance deposits, net of reimbursements of $37.9 million and $45.9 million, respectively. As of December 31, 2017, we had future aircraft and spare engine operating lease obligations of approximately $1.3 billion. In 2017 and 2016, we made scheduled principal payments of $102.3 million and $64.4 million on our outstanding debt obligations, respectively. As of December 31, 2017, we had future principal debt obligations of $1.5 billion, of which $121.0 million is due in 2018. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt and Whitney for delivery over the next several years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. The amount of our aircraft related fixed obligations and related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:

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
As of December 31, 2017, we had access to lines of credit from our physical fuel delivery and derivative counterparties and our purchase credit card issuer aggregating $85.1 million. In addition, we had a $35.0 million unsecured standby letter of credit facility. These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
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
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2017, we had no outstanding jet fuel derivatives. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past, we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. In a falling fuel environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.

We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 11.6 hours for 2017, 12.4 hours for 2016 and 12.7 hours for 2015. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2017, the average age of our aircraft was approximately 5.1 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. Depending on their recoverability, these maintenance reserves may be classified as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials and Repair Costs and Heavy Maintenance Amortization” and “—Maintenance Reserves.”
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
DOT has been aggressive in enforcing regulations for violations of the tarmac delay rules, passenger with disability rules, advertising rules and other consumer protection rules that could increase the cost of airline operations or reduce revenues. Additional rules on providing scheduling, fare and fee information to travel agents and metasearch sites may be issued in the future. Additional disability rules may be proposed, including with respect to access to lavatories on single-aisle aircraft. In addition, during 2014, the FAA issued its final regulations governing pilot rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule known as FAR 117, which became effective January 4, 2014, impacted the required amount and timing of rest periods for pilots between work assignments and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. Compliance with these rules may increase our costs, while failure to remain in full compliance with these rules may subject us to fines or other enforcement action.
In September 2017, Congress passed the Disaster Tax Relief and Airport Airway Extension Act of 2017, which extends FAA funds through March 31, 2018. Congress will be considering new FAA legislation in 2018 which may include reorganization of the air traffic control function and its funding mechanism. Congress may also consider imposing taxes on carry-on and checked bag fees which has been proposed in previous legislation. If Congress were to enact any new FAA reauthorization bill or similar legislation, it is uncertain what effect it could have on our results of operations and financial condition.

We cannot assure that these and other laws or regulations enacted in the future will not harm our business. In addition, the TSA mandates the federalization of certain airport security procedures and imposes additional security requirements on airports and airlines, most of which are funded by a per ticket tax on passengers and a tax on airlines. Prior to and for the first half of 2014, the passenger security fee was $2.50 per passenger flight segment, subject to a $5 per one-way trip cap. In July 2014, the TSA implemented an increased passenger security fee at a flat rate of $5.60. On December 19, 2014, the law was amended to limit a round-trip fee to $11.20. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

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

The U.S. government is under persistent pressure to implement cost cutting and efficiency initiatives. In addition, the U.S. government has recently and may in the future experience delays in the completion of its budget process which could delay funding for government departments and agencies that regulate or otherwise are tied to the aviation industry, including the DOT and FAA. To the extent that any such initiatives or budgeting delays affect the operations of these government departments and agencies, including by forcing mandatory furloughs of government employees, our operations and results of operations could be materially adversely affected.

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

Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on our business.

Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, limits deductions for borrowers for net interest expense on debt. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to immigration policy; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act; public company reporting requirements; environmental regulation and antitrust enforcement. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve.

To the extent that any such changes have a negative impact on us or the airline industry, including as a result of related uncertainty, these changes may materially and adversely impact our business, financial condition, results of operations and cash flows.

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

We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting system, telecommunications systems, website, maintenance systems and check-in kiosks. The performance and reliability of our technology are critical to our ability to operate and compete effectively. In 2015, our Board of Directors approved a significant technology upgrade initiative meant to address our aging IT infrastructure. This initiative will upgrade, replace, and enhance multiple older and outdated legacy systems and hardware. The execution of our strategic plans could be negatively affected by (i) our ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) our ability to effectively balance its investment of incremental operating expenses and capital expenditures related to its strategies against the need to effectively control cost; and (iii) our dependence on third parties with respect to its ability to implement its strategic plans. We cannot assure you that our security measures, change control procedures, and disaster recovery plans will be adequate to prevent disruptions or delays. Disruption in or changes to these systems could result in an interruption to our operations or loss of important data. Any of the foregoing could result in a material adverse effect on our business, reputation, results of operations and financial condition.
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
As of December 31, 2017, we had a single fuel service contract with World Fuel Services Corporation to manage the sourcing and contracting of our fuel supply. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
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
One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE, or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. For example, during the fourth quarter of 2016, and continuing through 2017, introductory issues with the new-generation PW1100G-JM engines, designed and manufactured by Pratt & Whitney, resulted in the intermittent grounding of certain of our A320neo aircraft. As of February 2018, however, all five of our A320neo aircraft are fully operational. Additionally, in January 2018, we extended a previously executed engine support agreement with Pratt & Whitney to continue securing support and relief in connection with possible engine related operational disruptions. In part, due to issues involving the new engine, we have renegotiated certain aspects of our aircraft delivery schedule. We originally had four A320neos scheduled for delivery in 2018 of which two were converted to A320ceo aircraft, and delivered in 2017, and the remaining two were deferred until 2019. In January 2018, we also amended our 2019 order to convert five of our 2019 A320neo aircraft to A320ceo aircraft. We cannot be certain that the new generation PW1100G-JM issues will be corrected or if the defect will require the grounding of any of our A320neos. These types of events, if appropriate design or mechanical modifications cannot be adequately implemented, could materially adversely affect our business, results of operations and financial condition. Moreover, the use of our aircraft could be suspended or restricted by regulatory authorities in the event of actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft, engines or components that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft, engines or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.
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
We carry insurance for third-party liability, passenger liability, property damage and all-risk coverage for damage to our aircraft. As a result of the September 11, 2001 terrorist attacks, aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events (war risk insurance). Accordingly, our insurance costs increased significantly and our ability to continue to obtain certain types of insurance remains uncertain. While the price of commercial insurance has declined since the period immediately after the terrorist attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase its cost, we would be adversely affected. We currently maintain commercial airline insurance with several underwriters. However, there can be no assurance that the amount of such coverage will not be changed, or that we will not bear substantial losses from accidents. We could incur substantial claims resulting from an accident in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition. Renewing coverage may result in higher premiums and more restrictive terms. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain adequate insurance.
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
As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the New York Stock Exchange. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
We are required to assess our internal control over financial reporting on an annual basis, and any future adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, as amended, our management is required to report on, and our independent registered public accounting firm is required to attest to, the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation. Annually, we perform activities that include reviewing, documenting and testing our internal control over financial reporting. During the performance of these activities, we may encounter problems or delays in completing the implementation of any changes necessary to make a favorable assessment of our internal control over financial reporting. In connection with the attestation process by our independent registered public accounting firm, we may encounter problems or delays in completing the implementation of any requested improvements and receiving a favorable attestation. In addition, if we fail to maintain the adequacy of our internal control over financial reporting we will not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404. If we fail to achieve and maintain an effective internal control environment, we could suffer material misstatements in our financial statements and fail to meet our reporting obligations, which would likely cause investors to lose confidence in our reported financial information. This could harm our operating results and lead to a decline in our stock price. Additionally, ineffective internal control over financial reporting could expose us to increased risk of fraud or misuse of corporate assets and subject us to potential delisting from the New York Stock Exchange, regulatory investigations, civil or criminal sanctions and class action litigation.
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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2017, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2017, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2017, we operated a fleet of 112 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned	Number Leased
A319	145	10.9	31	8	23
A320ceo	178 - 182	3.9	51	21	30
A320neo	182	1.1	5	—	5
A321	228	1.2	25	25	—
		5.1	112	54	58
As of December 31, 2017, our firm aircraft orders consisted of 59 A320 family aircraft with Airbus (6 A320ceos, 48 A320neos, and 5 A321ceos). As of December 31, 2017, our future fleet plan, net of contractual lease returns, is illustrated in the table below.

Aircraft Type	2018	2019	2020	2021	2022
A319	31	31	26	21	12
A320ceo	56	57	57	57	53
A320neo	5	19	35	53	53
A321	30	30	30	30	30
Total Aircraft	122	137	148	161	148
Note 1: Actual fleet count may differ depending on future fleet decisions, including actual lease retirements.
During the first quarter of 2018, we negotiated revisions to our A320 aircraft order. We originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revision, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft but remain scheduled to be delivered in 2019. We also have four spare engine orders for V2500 SelectTwo engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2018 through 2023.
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
As of December 31, 2017, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 26% of our capacity operating from FLL during 2017. We operate primarily out of Terminal 4 at FLL, the international terminal. We currently use up to ten gates simultaneously at Terminal 3 and Terminal 4. We have preferential access to seven of the Terminal 4 gates, common use access to the remaining three Terminal 4 gates, and access to other Terminal 3 gates. FLL is in the middle of a concourse replacement and expansion project, which will expand the number of gates at Terminal 4 from 10 to 14. Other airports through which we conduct significant operations include McCarran International Airport (LAS), Orlando International Airport (MCO), Chicago O'Hare International Airport (ORD), Detroit Metropolitan Wayne County Airport (DTW), Los Angeles International Airport (LAX) and Dallas/Fort Worth International Airport (DFW).

Our largest maintenance facility is currently located in a leased facility at DTW under a lease that expires in September 2032. We also conduct additional maintenance operations in leased facilities in Fort Lauderdale, Florida; Chicago, Illinois; Atlantic City, New Jersey; Dallas, Texas; Houston, Texas; Las Vegas, Nevada; Orlando, Florida; Atlanta, Georgia; Myrtle Beach, South Carolina; Fort Myers, Florida; and Philadelphia, Pennsylvania.
In September 2015, we executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, we lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-foot hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of our growing fleet and will reduce dependence on third-party facilities and contract line maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. We completed the project during the first quarter of 2017 and had no remaining capital commitments related to this project as of December 31, 2017.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of our common stock
Our common stock is listed and traded on the NYSE under the symbol "SAVE," as of December 28, 2017. Prior to this date, our stock traded on the NASDAQ under the symbol "SAVE." The following table shows, for the periods indicated, the high and low per share sales prices for our common stock.

	High	Low
Fiscal year ended December 31, 2016
First Quarter	$50.14	$36.53
Second Quarter	52.96	39.37
Third Quarter	48.93	37.23
Fourth Quarter	59.50	42.12
Fiscal year ended December 31, 2017
First Quarter	$58.10	$49.53
Second Quarter	59.74	50.90
Third Quarter	53.46	32.09
Fourth Quarter	45.30	33.47
As of February 1, 2018, there were approximately 93 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2018 Proxy Statement is incorporated herein by reference.
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

Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2017. Repurchases of equity securities during the period include repurchases made from employees who received restricted stock as well as open market repurchases made under our stock repurchase authorization that became effective October 2017, which authorized the repurchase of up to $100 million of our common stock. The authorization will expire on October 25, 2018. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2017	42,215	$37.03	40,300	$98,501,158
November 1-30, 2017	924,800	36.43	924,800	64,791,372
December 1-31, 2017	232,159	43.35	224,400	55,076,306
Total	1,199,174	$37.79	1,189,500
During the first three quarters of 2017, we repurchased 23 thousand shares for a total of $1.2 million. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock or performance share awards. During the year ended December 31, 2017, we retired 3.9 million treasury shares in a total aggregate amount of $199.4 million.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index for the period beginning on December 31, 2012 and ending on December 31, 2017. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 31, 2012, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2012 to December 31, 2017, is not necessarily indicative of future results.

Spirit
NYSE Arca Airline Index
Nasdaq Composite Index
700
600
500
400
300
200
100
0
12/31/2012
12/31/2013
12/31/2014
12/31/2015
12/31/2016
12/31/2017

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Spirit	$100.00	$256.12	$426.28	$224.76	$326.34	$252.96
NYSE ARCA Airline Index	$100.00	$158.23	$237.43	$201.39	$258.44	$274.29
NASDAQ Composite Index	$100.00	$139.89	$160.47	$171.83	$187.03	$242.34

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
We derived the selected statements of operations data for the years ended December 31, 2017, 2016 and 2015 and the balance sheet data as of December 31, 2017 and 2016 from our audited financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2014 and 2013 and the balance sheet data as of December 31, 2015, 2014 and 2013 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except share and per share data)
Operating revenues:
Passenger	$1,366,034	$1,200,621	$1,169,338	$1,144,972	$986,018
Non-ticket	1,281,632	1,121,335	972,125	786,608	668,367
Total operating revenue	2,647,666	2,321,956	2,141,463	1,931,580	1,654,385
Operating expenses:
Aircraft fuel (1)	615,581	447,553	461,447	612,909	551,746
Salaries, wages and benefits	527,959	472,471	377,508	313,409	261,624
Aircraft rent	205,852	201,675	211,531	195,827	169,737
Landing fees and other rents	180,655	151,679	131,077	105,115	83,604
Depreciation and amortization	140,152	101,136	73,908	46,971	31,947
Maintenance, materials and repairs	110,439	98,587	80,448	73,956	60,143
Distribution	113,620	96,627	86,576	74,823	67,481
Special charges (2)	12,629	37,189	673	45	174
Loss on disposal of assets	4,168	4,187	1,604	3,008	525
Other operating	347,820	267,191	207,569	150,254	145,112
Total operating expenses	2,258,875	1,878,295	1,632,341	1,576,317	1,372,093
Operating income	388,791	443,661	509,122	355,263	282,292
Other expense (income):
Interest expense (3)	57,302	41,654	20,382	2,747	214
Capitalized interest (4)	(13,793)	(12,705)	(11,553)	(2,747)	(214)
Interest income	(8,736)	(5,276)	(2,125)	(336)	(401)
Other expense	366	528	15	2,605	283
Total other expense (income)	35,139	24,201	6,719	2,269	(118)
Income before income taxes	353,652	419,460	502,403	352,994	282,410
Provision (benefit) for income taxes (5)	(66,954)	154,581	185,183	127,530	105,492
Net income	$420,606	$264,879	$317,220	$225,464	$176,918
Earnings Per Share:
Basic	$6.08	$3.77	$4.39	$3.10	$2.44
Diluted	$6.06	$3.76	$4.38	$3.08	$2.42
Weighted average shares outstanding:
Basic	69,220,750	70,343,935	72,207,725	72,738,961	72,592,765
Diluted	69,376,930	70,507,596	72,426,060	73,293,869	72,999,221

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) realized gains and losses related to fuel derivative contracts, if any, and (iii) unrealized gains and losses related to fuel derivative contracts, if any. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Into-plane fuel cost	$615,581	$447,553	$454,747	$608,033	$542,523
Realized losses (gains) related to fuel derivatives contracts, net	—	—	10,580	995	8,958
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	(3,880)	3,881	265
Aircraft fuel expense	$615,581	$447,553	$461,447	$612,909	$551,746

(2)
Special charges include: (i) for 2013, costs related to the 2013 secondary offering of our common stock; (ii) for 2013 and 2014, $0.1 million in costs related to the DCA exit; (iii) for 2015, $0.7 million related to restructuring charges for outsourcing of ramps and passenger services; (iv) for 2016, $37.2 million related to lease termination charges recognized in connection with the purchase of 7 aircraft formerly financed under operating lease agreements; (v) for 2017, $12.6 million related to lease termination charges recognized in connection with the purchase of one engine and one aircraft formerly financed under operating lease agreements.

(3)
Interest expense in 2013 primarily relates to interest related to the Tax Receivable Agreement (TRA). Interest expense in 2014 primarily relates to interest related to the long-term debt, commitment fees and underpayment of Federal Excise Tax for fuel purchases during the period between July 1, 2009 and August 31, 2014. Interest expense in 2015, 2016 and 2017 primarily relates to interest related to financing of purchasing aircraft.

(4)
Interest attributable to funds used to finance the acquisition of new aircraft, including PDPs is capitalized as an additional cost of the related asset. In 2015, 2016 and 2017, capitalized interest primarily represents interest related to the financing of purchased aircraft.

(5)	During the fourth quarter of 2017, we recorded a non-recurring income tax benefit of $199.3 million ($2.87 per diluted share) due to the enactment of the Tax Cuts and Jobs Act of 2017.

The following table presents balance sheet data for the periods presented:

	As of December 31,
	2017	2016	2015	2014	2013
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$800,849	$700,900	$803,632	$632,784	$530,631
Short-term investment securities	100,937	100,155	—	—	—
Total assets (6)	4,143,950	3,151,927	2,530,545	1,592,753	1,164,522
Long-term debt, including current portion	1,502,928	981,713	646,330	145,663	—
Stockholders' equity	1,777,081	1,394,607	1,225,310	1,003,075	769,117

(6)    Prior period amounts have been reclassified to conform to ASU No. 2015-17 (ASU 2015-17), "Income Taxes" issued in November 2015.

	OPERATING STATISTICS
	Year Ended December 31,
	2017	2016	2015	2014	2013
Operating Statistics (unaudited) (A)
Average aircraft	103.6	86.2	72.7	57.7	49.9
Aircraft at end of period	112	95	79	65	54
Average daily aircraft utilization (hours)	11.6	12.4	12.7	12.7	12.7
Average stage length (miles)	999	979	987	980	958
Block hours	438,728	389,914	337,956	267,305	231,148
Departures	165,449	149,514	128,902	102,594	90,284
Passenger flight segments (thousands)	24,183	21,618	17,921	14,294	12,414
Revenue passenger miles (RPMs) (thousands)	24,605,512	21,581,611	17,995,311	14,159,860	12,001,088
Available seat miles (ASMs) (thousands)	29,592,819	25,494,645	21,246,156	16,340,142	13,861,393
Load factor (%)	83.1	84.7	84.7	86.7	86.6
Average ticket revenue per passenger flight segment ($)	56.49	55.54	65.25	80.11	79.43
Average non-ticket revenue per passenger flight segment ($)	53.00	51.87	54.24	55.03	53.84
Total revenue per passenger segment ($)	109.49	107.41	119.49	135.14	133.27
Average yield (cents)	10.76	10.76	11.90	13.64	13.79
Total operating revenue per ASM (TRASM) (cents)	8.95	9.11	10.08	11.82	11.94
CASM (cents)	7.63	7.37	7.68	9.65	9.90
Adjusted CASM (cents) (B)	7.59	7.21	7.69	9.55	9.89
Adjusted CASM ex fuel (cents) (C)	5.51	5.45	5.50	5.88	5.91
Fuel gallons consumed (thousands)	343,709	302,781	255,008	200,498	171,931
Average economic fuel cost per gallon ($)	1.79	1.48	1.82	2.99	3.21

(A)	See “Glossary of Airline Terms” elsewhere in this annual report for definitions of terms used in this table.

(B)	Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2017		2016		2015		2014		2013
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.63		7.37		7.68		9.65		9.90
Less:
Unrealized losses (gains) related to fuel derivative contracts	$—	—	$—	—	$(3.9)	(0.02)	$3.9	0.02	$0.3	—
Loss on disposal of assets	4.2	0.01	4.2	0.02	1.6	0.01	3.0	0.02	0.5	—
Special charges	12.6	0.04	37.2	0.15	0.7	—	—	—	0.2	—
Out of period fuel excise tax	—	—	—	—	—	—	9.3	0.06	—	—
Supplemental rent adjustment for liabilities accrued in prior years that are no longer probable	(4.1)	(0.01)	—	—	—	—	—	—	—	—
Adjusted CASM (cents)		7.59		7.21		7.69		9.55		9.89

(C)	Excludes aircraft fuel expense, loss on disposal of assets, special charges and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report.

2017 Year in Review
The year 2017 marks our eleventh consecutive year of profitability. In 2017, we increased our capacity by 16.1%, as we grew our fleet of Airbus single-aisle aircraft from 95 to 112 aircraft, launched service to 36 new markets and added 2 new destinations: Hartford, Connecticut and Pittsburgh, Pennsylvania.
During 2017, we earned net income of $420.6 million ($6.06 per share, diluted), compared to net income of $264.9 million ($3.76 per share, diluted) in 2016. The increase in earnings was a result of a 14.0% increase in our traffic and stable average yield, year over year, along with a $199.3 million tax benefit ($2.87 per diluted share) as a result of the enactment of the Tax Cuts and Jobs Act of 2017. This increase was partially offset by a 20.3% increase in operating expenses, as compared to the prior year.
For the year ended December 31, 2017, we achieved an operating profit margin of 14.7% on $2,647.7 million in operating revenues. Our traffic grew by 14.0% as we continued to address an underserved market with ultra-low fares. We maintained stable average yield, year over year, while we continued to experience competitive pressures throughout 2017. TRASM in 2017 was 8.95 cents, a decrease of 1.8% compared to the prior year period. Total revenue per passenger flight segment increased 1.9%, year over year, from $107.41 to $109.49 driven by a 2.2% increase in average non-ticket revenue per passenger flight segment and a 1.7% increase in average ticket revenue per passenger flight segment, as compared to the prior year.
Our total non-ticket revenue increased by 14.3%, or $160.3 million, to $1,281.6 million in 2017. The increase in non-ticket revenue was primarily attributable to higher bag, passenger usage fee and seat revenue, as compared to the prior year. Our unbundled model provides a more stable revenue stream as demonstrated during periods of lower passenger ticket yields.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model. Our unit operating costs continue to be among the lowest of any airline in the United States. During 2017, our adjusted CASM ex-fuel increased slightly by 1.1% to 5.51 cents. The increase on a per-ASM basis was primarily due to increases in other operating and depreciation and amortization expense per ASM, partially offset by decreases in aircraft rent and salaries, wages and benefits expense per ASM.
During 2017, we took delivery of 17 new aircraft financed under secured debt arrangements, 2 aircraft financed under operating leases, purchased 1 previously leased aircraft and returned 2 aircraft to its lessor. In addition, we took delivery of 2 engines through cash purchases, 1 engine financed under an operating lease, and purchased 1 previously leased engine. As of December 31, 2017, our 112 Airbus A320-family aircraft fleet was comprised of 31 A319s, 51 A320ceos, 5 A320neos and 25 A321ceos of which 46 aircraft are financed through secured debt, 58 are financed under operating leases and 8 are unencumbered. As of December 31, 2017, our aircraft orders consisted of 59 A320 family aircraft with Airbus scheduled for delivery from 2018 through 2021.
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
Aircraft Fuel. Aircraft fuel expense includes the cost of jet fuel, related federal taxes, fueling into-plane fees and transportation fees. It also includes realized and unrealized gains and losses arising from activity on our fuel derivatives, if any. Our fuel derivatives, if any, generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options).
Salaries, Wages and Benefits. Salaries, wages and benefits expense includes the salaries, hourly wages, bonuses and equity compensation paid to employees for their services, as well as the related expenses associated with employee benefit plans and employer payroll taxes.
Aircraft Rent. Aircraft rent expense consists of all minimum lease payments under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable and estimable return condition obligations. Aircraft rent expense is net of the amortization of gains and losses on sale leaseback transactions on our flight equipment. As of December 31, 2017, 58 of our 112 aircraft and 11 of our 15 spare engines are financed under operating leases.
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
Special Charges. Special charges include lease termination charges and restructuring charges.
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
Other Expense (Income)

Interest Expense. Interest expense in 2017, 2016 and 2015 was primarily related to the financing of purchased aircraft.
Capitalized Interest. Capitalized interest represents interest cost incurred during the acquisition period of an aircraft or the construction period of a long-term asset which theoretically could have been avoided had we not made PDPs for that aircraft or funded the construction of a long-term asset. The percent of interest expense capitalized is equal to the amount of interest which could have been avoided. As such, if the amount of PDPs on deposit and funds used in the construction of a long-term asset is less than the amount of related debt on which interest is incurred, then only a percent of total incurred interest expense qualifies for capitalization. These amounts are capitalized as part of the cost of the aircraft upon delivery or the long-term asset upon placement in service. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2017, 2016 and 2015 primarily related to the interest incurred on long-term debt.
Interest Income. For 2017, interest income primarily represents interest income earned on cash, cash equivalents and short-term investments. For 2016 and 2015, interest income was primarily related to interest earned on cash, cash equivalents and on funds required to be held in escrow in accordance with the terms of our Series 2015-1 EETC. For a detailed discussion of the Series 2015-1 EETC, refer to “Notes to the Financial Statements—11. Debt and Other Obligations.”
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
Beginning in 2015, and continuing into 2017, the airline industry saw greater and more persistent price discounting than in the preceding several years. In addition, significant airline capacity increases in certain major cities exerted strong downward price pressure in those markets. Finally, beginning in mid-2015 network carriers began matching low-cost carrier and ULCC pricing on portions of their marginal unsold capacity, particularly in their key hub markets. We expect the discounting trend to continue for the foreseeable future.
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
Aircraft Fuel. Fuel costs represents one of our largest operating expenses, as it does for most airlines. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our fuel derivatives, if any, generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options can be used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2017, we had no outstanding jet fuel derivatives. As of December 31, 2017, we purchased all of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
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
We have four union-represented employee groups comprising approximately 75% of our employees at December 31, 2017. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Transport Workers Union of America, or TWU, and our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.
In June 2010, we experienced a five-day strike by our pilots, which caused us to shut down our flight operations. The strike ended as a result of our reaching a tentative agreement under a Return to Work Agreement and a full flight schedule was resumed on June 18, 2010. On August 1, 2010, we entered into a five-year collective bargaining agreement with our pilots. In August 2015, our collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and we joined ALPA in the request. During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative amendable agreement that is subject to ratification by the pilot group. The ratification vote will take place throughout February 2018. The current tentative agreement is for a five-year contract which includes a one-time $75 million ratification incentive and other negotiated contractual provisions. We can provide no assurance that the tentative agreement will be approved. Under the RLA, the parties' current agreement remains in effect until an amended agreement is ratified.
In March 2016, with the help of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. The tentative agreement was subject to ratification by the flight attendant membership. In May 2016, we were notified that the flight attendants voted to approve the new five-year contract.

In August 2013, we entered into a five-year agreement with our dispatchers. In December 2017, the Professional Airline Flight Control Association (“PAFCA”) filed an application with the NMB seeking to represent our dispatchers, who are currently represented by the TWU. In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election will close on February 20, 2018.
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
In 2010, the Patient Protection and Affordable Care Act was passed into law. Under the current administration, this law may be repealed in its entirety or certain aspects may be changed or replaced. If the law is repealed or modified or if new legislation is passed, such action could potentially increase our operating costs, with healthcare costs increasing at a higher rate than our employee headcount.
Maintenance Expense. Maintenance expense grew through 2017, 2016 and 2015 mainly as a result of a growing fleet and the gradual increase of required maintenance for the older aircraft in our fleet. As the fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the interval between heavy maintenance events, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time. However, we believe, based on our scheduled maintenance events, maintenance expense and maintenance-related amortization expense in 2018 will be approximately $203 million. In addition, we expect to capitalize $211 million of costs for heavy maintenance during 2018.

As a result of a majority of our fleet being acquired over a relatively short period of time, heavy maintenance scheduled on certain aircraft will overlap, meaning we will incur our most expensive scheduled maintenance obligations on certain aircraft at roughly the same time. These more significant maintenance activities will result in out-of-service periods during which our aircraft will be dedicated to maintenance activities and unavailable to fly revenue service. When accounting for maintenance expense under the deferral method, heavy maintenance is amortized over the shorter of either the remaining lease term or the next estimated heavy maintenance event. As a result, deferred maintenance events occurring closer to the end of the lease term will generally have shorter amortization periods than those occurring earlier in the lease term. This will create higher depreciation and amortization expense specific to any aircraft related to heavy maintenance during the final years of the lease as compared to earlier periods. Please see “— Critical Accounting Policies and Estimates-Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization.”
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
Customers may elect to change their itinerary prior to the date of departure. A service charge is assessed and recognized on the date the change is initiated and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. The amount remaining after deducting the service charge is called a credit shell which generally expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and our other service offerings. The amount of credits expected to expire unused is recognized as revenue upon issuance of the credit and is estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment.
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
The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Aircraft, engines and flight simulators	25 years
Spare rotables and flight assemblies	7 to 15 years
Other equipment and vehicles	5 to 7 years
Internal use software	3 to 10 years
Capital leases	Lease term
Leasehold improvements	Lesser of lease term or estimated useful life of the improvement
Buildings	Lesser of lease term or 30 years
As of December 31, 2017, we had 54 aircraft, 4 spare engines and 1 flight simulator capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2017, we had 58 aircraft financed through operating leases with lease terms of 8 to 18 years and 11 spare engines financed through operating leases with lease terms of 2 to 13 years. Residual values for new aircraft, new engines, major spare rotable parts, avionics and assemblies are generally estimated to be 10%.
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
Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization. We account for heavy maintenance under the deferral method. Under the deferral method the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense over the earlier of the next estimated heavy maintenance event or the remaining lease term or useful life of the aircraft. Management expects that heavy maintenance events occurring closer to the end of the lease term will be amortized over the remaining lease term rather than over the next estimated heavy maintenance event. Amortization of engine and aircraft overhaul costs was $53.9 million, $43.8 million and $43.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. If heavy maintenance costs were amortized within maintenance, material and repairs expense in the statement of operations, our maintenance, material and repairs expense would have been $164.3 million, $142.4 million and $123.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016 and 2015, we capitalized $78.2 million, $35.4 million and $9.1 million of costs for heavy maintenance, respectively. The timing of the next heavy maintenance event is estimated based on assumptions including estimated usage, FAA-mandated maintenance intervals, current condition of the related component, the age of the related component and average removal times as suggested by the manufacturer. These assumptions may change based on changes in our utilization of our aircraft, changes in government regulations and suggested manufacturer maintenance intervals. In addition, these assumptions can be affected by unplanned incidents that could damage an airframe, engine or major component to a level that would require a heavy maintenance event prior to a scheduled maintenance event. To the extent the estimated timing of the next maintenance event is extended or shortened, the related amortization period would be lengthened or shortened, resulting in higher amortization expense over a shorter period or lower amortization expense over a longer period, respectively. Heavy maintenance events include 6-year and 12-year airframe checks, engine overhauls, LLP replacement and overhauls to major components. Certain maintenance functions are outsourced under contracts that require payment based on a performance measure such as flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are accrued based on contractual payment terms. Routine cost for maintaining the airframes and engines and line maintenance are charged to maintenance, materials and repairs expense as performed.
Maintenance Reserves. Some of our aircraft and engine master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our performance of major maintenance activities. These lease agreements generally provide that maintenance reserves are reimbursable to us upon completion of the maintenance event. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft.
Maintenance reserve payments are reflected as aircraft maintenance deposits in the accompanying balance sheets. We make certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the cost of future maintenance events and the utilization of the aircraft is estimated before it is returned to the lessor. When it is not probable we will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent.
Supplemental rent is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed and probable and estimable return condition obligations. We expensed $8.4 million, $9.0 million and $7.7 million of supplemental rent recorded within aircraft rent during 2017, 2016 and 2015, respectively. These amounts include $0.4 million, $2.2 million and $2.3 million of paid maintenance reserves expensed as supplemental rent during 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, we had aircraft maintenance deposits of $326.2 million and $286.4 million, respectively, on our balance sheets.
Leased Aircraft Return Costs. Our aircraft lease agreements often contain provisions that require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft, including costs incurred to repair the airframe and engines to the required condition as stipulated by the lease. Lease return costs could include, but are not limited to redelivery cost, redelivery crew cost, fuel, final inspections, reconfiguration of the cabin, repairs to the airframe, painting, overhaul of engines, replacement of components and checks. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. Incurrence of lease return costs becomes probable and the amount of those costs can typically be estimated near the end of the lease term. When determining probability and estimated cost, there are various factors which need to be considered such as current condition of the aircraft, the age of the aircraft at lease expiration, number of hours run on the engines, number of cycles run on the airframe, projected number of hours run on the engine at the time of return, number of projected cycles run on the airframe at the time of return, the extent of repairs needed if any at return, return locations, current configuration of the aircraft, current paint of the aircraft, estimated escalation of cost of repairs and materials at the time of return, current flight hour agreement rates and future flight hour agreement rates. In addition, typically near the lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. When costs become both probable and estimable, they are accrued on a straight-line basis as contingent rent, a component of supplemental rent, through the remaining lease term. Management expects return costs to be estimable near the end of the lease term, as such, contingent rent for related aircraft will be higher near the end of the lease term.
Results of Operations
In 2017, we generated operating revenues of $2,647.7 million and operating income of $388.8 million resulting in a 14.7% operating margin and net earnings of $420.6 million. In 2016, we generated operating revenues of $2,322.0 million and operating income of $443.7 million resulting in a 19.1% operating margin and net earnings of $264.9 million. Operating revenues increased, year over year, mainly as a result of a 14.0% increase in traffic. Increased operations resulted in higher operating expenses across the board with the exception of special charges expense. Aircraft fuel expense alone increased by 37.5%, year over year, due to an increase in both fuel price per gallon and gallons consumed.
As of December 31, 2017, our cash and cash equivalents was $800.8 million, an increase of $99.9 million compared to the prior year. Cash and cash equivalents is driven by cash from our operating and financing activities offset by cash used to fund PDPs and capital expenditures. In addition to cash and cash equivalents, as of December 31, 2017, we had $100.9 million in short-term investment securities.

Operating Revenues

	Year Ended 2017	% change 2017 versus 2016	Year Ended 2016	% change 2016 versus 2015	Year Ended 2015
Passenger (thousands)	$1,366,034	13.8%	$1,200,621	2.7%	$1,169,338
Non-ticket (thousands)	1,281,632	14.3%	1,121,335	15.3%	972,125
Total operating revenue (thousands)	$2,647,666	14.0%	$2,321,956	8.4%	$2,141,463
Total operating revenue per ASM (TRASM) (cents)	8.95	(1.8)%	9.11	(9.6)%	10.08
Average ticket revenue per passenger flight segment	$56.49	1.7%	$55.54	(14.9)%	$65.25
Average non-ticket revenue per passenger flight segment	53.00	2.2%	51.87	(4.4)%	54.24
Total revenue per passenger flight segment	$109.49	1.9%	$107.41	(10.1)%	$119.49

2017 compared to 2016

Operating revenues increased by $325.7 million, or 14.0%, to $2,647.7 million in 2017 compared to 2016, primarily due to an increase in traffic of 14.0%, and a stable average yield of 10.76 cents, year over year.
TRASM for 2017 was 8.95 cents, a decrease of 1.8% compared to 2016, as a result of a 1.6 point decrease in load factor and stable operating yields, year over year. Total revenue per passenger flight segment increased 1.9% from $107.41 in 2016 to $109.49 in 2017. The year-over-year increase in total revenue per passenger flight segment was driven by a 2.2% increase in average non-ticket revenue per passenger flight segment and a 1.7% increase in average ticket revenue per passenger flight segment, as compared to the prior year. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag, passenger usage fee and seat revenue per passenger flight segment, as compared to the prior year.
2016 compared to 2015
Operating revenues increased by $180.5 million, or 8.4%, to $2,322.0 million in 2016 compared to 2015, primarily due to an increase in traffic of 19.9%, partially offset by a decrease in average yield of 9.6% to 10.76 cents. The decrease in average yield resulted from competitive pressures from major U.S. carriers aggressively discounting fare prices.
TRASM for 2016 was 9.11 cents, a decrease of 9.6% compared to 2015, as a result of lower operating yields on stable load factors. Total revenue per passenger flight segment decreased 10.1% from $119.49 in 2015 to $107.41 in 2016. The year-over-year decrease in total revenue per passenger flight segment was driven by a decrease of 14.9% in ticket revenue per passenger flight segment, resulting from competitive pressures noted during the period.

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
Operating Expenses
Since adopting our ULCC model, we have continuously sought to reduce our unit operating costs and have created one of the industry's lowest cost structures in the United States. The table below presents our unit operating costs (CASM) and year-over-year changes.

	Year Ended 2017	Change 2017 versus 2016		Year Ended 2016	Change 2016 versus 2015		Year Ended 2015
	CASM	Per-ASM Change	Percent change	CASM	Per-ASM Change	Percent change	CASM
Operating expenses:
Aircraft fuel (1)	2.08¢	0.32¢	18.2%	1.76¢	(0.41)¢	(18.9)%	2.17¢
Salaries, wages and benefits	1.78	(0.07)	(3.8)	1.85	0.07	3.9	1.78
Aircraft rent	0.70	(0.09)	(11.4)	0.79	(0.21)	(21.0)	1.00
Landing fees and other rentals	0.61	0.02	3.4	0.59	(0.03)	(4.8)	0.62
Depreciation and amortization	0.47	0.07	17.5	0.40	0.05	14.3	0.35
Maintenance, materials and repairs	0.37	(0.02)	(5.1)	0.39	0.01	2.6	0.38
Distribution	0.38	—	—	0.38	(0.03)	(7.3)	0.41
Special charges	0.04	(0.11)	NM	0.15	0.15	NM	—
Loss on disposal of assets	0.01	(0.01)	NM	0.02	0.01	NM	0.01
Other operating expenses	1.18	0.13	12.4	1.05	0.07	7.1	0.98
Total operating expense
CASM	7.63	0.26	3.5	7.37	(0.31)	(4.0)	7.68
Adjusted CASM (2)	7.59	0.38	5.3	7.21	(0.48)	(6.2)	7.69
Adjusted CASM ex fuel (3)	5.51	0.06	1.1	5.45	(0.05)	(0.9)	5.50

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) realized gains and losses related to fuel derivative contracts, if any, and (iii) unrealized gains and losses related to fuel derivative contracts, if any. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Into-plane fuel cost	$615,581	$447,553	$454,747
Realized losses (gains) related to fuel derivative contracts, net	—	—	10,580
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	(3,880)
Aircraft fuel	$615,581	$447,553	$461,447
(2)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2017		2016		2015
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.63		7.37		7.68
Less:
Unrealized losses (gains) related to fuel derivative contracts	$—	—	$—	—	$(3.9)	(0.02)
Loss on disposal of assets	4.2	0.01	4.2	0.02	1.6	0.01
Special charges	12.6	0.04	37.2	0.15	0.7	—
Supplemental rent adjustment for liabilities accrued in prior years that are no longer probable	(4.1)	(0.01)	—	—	—	—
Adjusted CASM (cents)		7.59		7.21		7.69

(3)	Excludes aircraft fuel expense, loss on disposal of assets, special charges and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable.

2017 compared to 2016
Operating expenses increased by $380.6 million, or 20.3%, in 2017 primarily due to an increase in operations as reflected by a 16.1% growth in capacity and a 14.0% increase in traffic. Operating expenses also increased as a result of an increase in aircraft fuel expense year over year.
Our adjusted CASM ex fuel for 2017 increased by 1.1% as compared to 2016. The increase on a per-ASM basis was primarily a result of increases in other operating and depreciation and amortization expense per ASM, partially offset by decreases in aircraft rent and salaries, wages and benefits expense per ASM.
Aircraft fuel expenses includes both into-plane expense (as defined below) and realized and unrealized net gains or losses from fuel derivatives, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, or the “into-plane” price, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during 2017 and 2016. Management chose not to elect hedge accounting on any fuel derivative instruments entered into during 2015 and, as a result, changes in the fair value of these fuel derivative contracts are recorded within the period as a component of aircraft fuel expense.
Aircraft fuel expense increased by 37.5% from $447.6 million in 2016 to $615.6 million in 2017. The increase was due to a 20.9% increase in fuel price per gallon and a 13.5% increase in fuel gallons consumed.

The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Twelve Months Ended December 31,
	2017	2016
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	343,709	302,781	13.5%
Into-plane fuel cost per gallon	$1.79	$1.48	20.9%
Into-plane fuel expense	$615,581	$447,553	37.5%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statement of operations)	$615,581	$447,553	37.5%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 20.9% was primarily a result of an increase in jet fuel prices.
During the twelve months ended December 31, 2017 and 2016, we had no activity related to fuel derivatives and thus had no realized or unrealized gains or losses related to fuel derivatives.
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
The elements of the changes in economic fuel expense are illustrated in the following table:

	Twelve Months Ended December 31,
	2017	2016
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$615,581	$447,553	37.5%
Realized (gains) and losses related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$615,581	$447,553	37.5%
Fuel gallons consumed	343,709	302,781	13.5%
Economic fuel cost per gallon	$1.79	$1.48	20.9%
Fuel gallons consumed increased 13.5% as a result of increased operations, as evidenced by a 12.5% increase in block hours.
Labor costs in 2017 increased by $55.5 million, or 11.7%, compared to 2016, due mainly to a 19.7% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 17 new aircraft deliveries in 2017, partially offset by a decrease in incentive compensation expense year over year. On a per-ASM basis, labor costs decreased primarily due to lower incentive compensation expense, year over year, resulting from lower metric performance and the ratification incentive related to the flight attendant contract for which an incentive of $8.4 million was recorded during the first quarter of 2016.
During 2017, aircraft rent increased $4.2 million, or 2.1%, compared to 2016. On a dollar basis, aircraft rent remained relatively stable as the number of leased aircraft and spare engines remained relatively stable, year over year. As of December 31, 2017, we had 58 aircraft and 11 spare engines financed under operating leases. As of December 31, 2016, we had 59 aircraft and 11 spare engines financed under operating leases. On a per-ASM basis, aircraft rent expense decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of 17 purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as a result of these purchases.

Landing fees and other rents for 2017 increased by $29.0 million, or 19.1%, compared to 2016 primarily due to a 10.7% increase in departures. In addition, on both a dollar and per-ASM basis, landing fees and other rents increased due to increased volume at higher cost airports, year over year, as well as an increase in facility rent resulting from the addition of new stations and rate increases at some of our existing stations.
Depreciation and amortization increased by $39.0 million, or 38.6%, compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to increased depreciation expense resulting from the purchase of 17 new aircraft and the purchase of 1 previously leased aircraft during 2017.
Maintenance, materials and repairs expense increased by $11.9 million, or 12.0%, in 2017, as compared to 2016 . The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per unit-basis, maintenance costs decreased as the timing and mix of maintenance events resulted in fewer maintenance events, offset by higher cost events in 2017, as compared to 2016. We expect maintenance expense, on a dollar basis, to increase as our fleet continues to grow and age, resulting in the need for additional and more frequent repairs over time.
Distribution expense increased by $17.0 million, or 17.6%, in 2017, compared to 2016. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs remained stable as compared to the prior year period. We had a decrease in sales volume transacted through third-party travel agents offset by an increase in sales volume transacted through our website and call center, as compared to the prior year period.
The following table shows our distribution channel usage:

	Twelve Months Ended December 31,
	2017	2016	Change
Website	66.2%	63.6%	2.6
Third-party travel agents	28.4	31.7	(3.3)
Call center	5.4	4.7	0.7
Special charges for the year ended 2017 consisted primarily of $12.6 million in lease termination charges recognized in connection with the purchase of one aircraft and one engine previously financed under operating lease agreements. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the aircraft and engine, less previously expensed supplemental rent and other non-cash items. For further discussion on these purchases, refer to "Notes to Financial Statements—3. Special Charges."
Other operating expenses in 2017 increased by $80.6 million, or 30.2%, compared to 2016 primarily due to an increase in overall operations and higher passenger re-accommodation expense year over year. As compared to the prior year period, we increased departures by 10.7% and had 11.9% more passenger flight segments, which drove increases in variable operating expenses. Other operating expense per ASM increased primarily due to higher passenger re-accommodation expense, as compared to the prior year period.
2016 compared to 2015
Operating expense increased by $246.0 million, or 15.1%, in 2016 primarily due to our 20.0% growth in capacity which drove increases in operating expenses.
Our adjusted CASM ex fuel for 2016 decreased by 0.9% as compared to 2015. The decrease on a per-ASM basis was primarily a result of a decrease in aircraft rent expense per ASM due to our newer aircraft being purchased under secured debt financing rather than being leased through operating leases, as is the case with the older aircraft in our fleet. In addition, we purchased seven previously leased aircraft during the twelve months ended December 31, 2016 which contributed to lower aircraft rent per ASM. This decrease in aircraft rent was partially offset by higher salaries and wages expense and higher operating expense on a per-ASM basis.

Labor costs in 2016 increased by $95.0 million, or 25.2%, compared to 2015, due mainly to a 16.8% increase in our pilot and flight attendant workforce required to operate the 16 new aircraft deliveries in 2016. On both a dollar and per-ASM basis, labor costs increased as a result of a non-recurring ratification incentive in the amount o $8.4 million recorded during the first quarter of 2016, related to the five-year collective bargaining agreement with our flight attendants, as well as an increase in incentive compensation expense resulting from improved metric performance year over year. Scale benefits from overall growth as well as larger gauge aircraft and a decrease in our group health care costs partially offset the increase noted above on a per-ASM basis.
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

In 2016, we did not have any realized or unrealized gains or losses related to fuel derivatives as we did not enter into any fuel derivative instruments during the twelve months ended December 31, 2016. In 2015, total realized loss related to fuel derivatives was $10.6 million which represents premiums paid for fuel options that expired during the twelve months ended December 31, 2015. There was no cash received from fuel options that settled during 2015. During the twelve months ended December 31, 2016, we did not pay any premiums to acquire fuel options. During the twelve months ended December 31, 2015, we paid $2.5 million in premiums to acquire fuel options. We had unrealized gains of $3.9 million related to mark to market adjustments in the fair value of our outstanding fuel derivatives during the twelve months ended December 31, 2015.

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
During 2016, aircraft rent expense decreased $9.9 million, or 4.7%, compared to 2015. The decrease in aircraft rent expense was primarily driven by the purchase of seven previously leased aircraft made during the twelve months ended December 31, 2016. For further discussion on these purchases, refer to "Notes to Financial Statements—3. Special Charges." Additionally, we negotiated several lease extensions during 2016 which contributed to lower aircraft rent. On a per-ASM basis, aircraft rent expense decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). During 2016, we took delivery of 11 purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life. Had the respective aircraft been leased, the change in rent expense, on both a dollar and per-ASM basis, would have been greater than the increase currently experienced in depreciation and amortization as a result of these purchases.
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
Maintenance, materials and repair costs increased by $18.1 million, or 22.5%, in 2016, as compared to 2015. The increase in maintenance costs on a dollar basis was due to more frequent maintenance checks, year over year, as well as routine and ongoing maintenance on a growing fleet. On a per-unit basis, our growth outpaced the increase in maintenance costs during the period, as compared to the prior year period. We expect maintenance expense, on a dollar basis, to increase as our fleet continues to grow and age, resulting in the need for additional and more frequent repairs over time.
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

Other (Income) Expense
2017 compared to 2016
Other (income) expense, net increased from $24.2 million in 2016 to $35.1 million in 2017 primarily driven by an increase in interest expense of $15.6 million which mostly consisted of interest related to the financing of purchased aircraft. As of December 31, 2017 and 2016, we had 46 and 29 purchased aircraft financed through secured long-term debt arrangements, respectively. Refer to “Notes to Financial Statements—11. Debt and Other Obligations” for additional information. The increase noted in interest expense, year over year, was offset by an increase in interest income of $3.5 million and an increase in capitalized interest of $1.1 million. Interest income increased by $3.5 million, year over year, as we earned higher interest income on our cash, cash equivalents and short-term investments, as compared to the prior year.
2016 compared to 2015
Other (income) expense, net increased from $6.7 million in 2015 to $24.2 million in 2016. This increase was primarily driven by an increase in interest expense of $21.3 million, which primarily represented interest related to the financing of purchased aircraft, offset by an increase in interest income of $3.2 million and an increase in the capitalization of interest of $1.2 million. As of December 31, 2016 and 2015, we had 29 and 18 purchased aircraft financed through secured long-term debt arrangements, respectively. Refer to “Notes to Financial Statements—11. Debt and Other Obligations” for additional information. Interest income increased by $3.2 million, year over year, as we earned interest income on our cash, cash equivalents and short-term investments and on funds required to be held in escrow in accordance with the terms of our Series 2015-1 EETC.

Income Taxes
In 2017, our effective tax rate was (18.9)% compared to 36.9% in 2016 and 36.9% in 2015. The decrease in tax rate from 36.9% to (18.9)% is attributed to a revaluation of deferred tax assets and liabilities as a result of the passage of the Tax Cuts and Jobs Act. Exclusive of the impacts from the revaluation of our deferred tax assets and liabilities, our effective tax rate would have been 37.4% for 2017. As a result of the enactment of Tax Cuts and Jobs Act, we expect our effective tax rate to be approximately 24 - 25% in future years. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except share and per share amounts)
Total operating revenue	$538,143	$584,133	$621,329	$578,351	$591,746	$701,682	$687,231	$667,007
Passenger	272,626	296,401	331,004	300,590	299,762	371,922	356,207	338,143
Non-ticket	265,517	287,732	290,325	277,761	291,984	329,760	331,024	328,864
Operating income	101,299	121,835	135,216	85,311	59,405	132,736	104,104	92,546
Net income	$61,920	$73,084	$81,382	$48,493	$31,935	$78,143	$60,190	$250,338
Earnings Per Share:
Basic	$0.87	$1.03	$1.17	$0.70	$0.46	$1.13	$0.87	$3.64
Diluted	$0.86	$1.03	$1.17	$0.70	$0.46	$1.12	$0.87	$3.63
Weighted average shares outstanding:
Basic	71,572,194	70,769,810	69,727,012	69,325,023	69,348,077	69,370,487	69,370,108	68,798,715
Diluted	71,776,546	70,913,014	69,807,796	69,551,325	69,591,793	69,561,225	69,458,070	68,900,520

	Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Other operating statistics
Aircraft at end of period	83	87	89	95	100	104	107	112
Average daily Aircraft utilization (hours)	12.8	12.7	12.3	11.7	11.9	11.7	11.6	11.3
Average stage length (miles)	995	971	968	981	985	982	1,006	1,023
Departures	35,160	38,025	38,310	38,019	39,330	41,563	42,599	41,957
Passenger flight segments (thousands)	4,988	5,606	5,674	5,350	5,570	6,206	6,307	6,100
Revenue passenger miles (RPMs) (thousands)	5,070,313	5,549,411	5,599,370	5,362,518	5,613,422	6,219,638	6,452,529	6,319,924
Available seat miles (ASMs) (thousands)	5,983,005	6,419,419	6,507,204	6,585,018	6,875,899	7,294,578	7,681,312	7,741,030
Load factor (%)	84.7	86.4	86.0	81.4	81.6	85.3	84.0	81.6
Average ticket revenue per passenger flight segment ($)	54.65	52.87	58.34	56.19	53.82	59.93	56.48	55.43
Average non-ticket revenue per passenger flight segment ($)	53.23	51.32	51.17	51.92	52.42	53.14	52.48	53.91
Total operating revenue per ASM (TRASM) (cents)	10.61	10.53	11.10	8.78	10.54	11.28	10.65	8.62
CASM (cents)	7.30	7.20	7.47	7.49	7.74	7.80	7.59	7.42
Adjusted CASM (cents) (1)	7.03	7.07	7.35	7.36	7.66	7.78	7.48	7.46
Adjusted CASM ex fuel (cents) (2)	5.59	5.30	5.48	5.44	5.62	5.83	5.42	5.20
Fuel gallons consumed (thousands)	70,550	77,013	78,288	76,930	79,064	85,533	90,274	88,838
Average economic fuel cost per gallon ($)	1.22	1.47	1.56	1.64	1.77	1.66	2.11	1.97

(1) Reconciliation of CASM to Adjusted CASM:

	Three Months Ended
	March 31, 2016		June 30, 2016		September 30, 2016		December 31, 2016		March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.30		7.20		7.47		7.49		7.74		7.80		7.59		7.42
Less:
Unrealized losses (gains) related to fuel derivative contracts	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—
Loss on disposal of assets	0.02	—	0.05	0.01	0.4	0.01	3.0	0.05	1.1	0.02	1.5	0.02	0.5	0.01	1.1	0.01
Special charges	16.2	0.27	8.1	0.13	7.4	0.11	5.6	0.08	4.8	0.07	—	—	7.9	0.10	—	—
Supplemental rent adjustment for liabilities accrued in prior years that are no longer probable	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4.1)	(0.1)
Adjusted CASM (cents)		7.03		7.07		7.35		7.35		7.66		7.78		7.48		7.46

(2) Excludes aircraft fuel expense, loss on disposal of assets, special charges and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments (PDPs), debt obligations and maintenance reserves. Our total cash at December 31, 2017 was $800.8 million, an increase of $99.9 million from December 31, 2016. In addition to cash and cash equivalents, as of December 31, 2017, we had $100.9 million in short-term investment securities.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the twelve months ended December 31, 2017, we purchased 17 aircraft through debt financing transactions and made $152.3 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year had maturity dates ranging from 2024 to 2030 and interest rates ranging from 3.375% to 4.450%. During 2017, we entered into no sale leaseback transactions. In addition, during the twelve months ended December 31, 2017, we purchased one aircraft and one engine, which were previously financed under operating lease agreements, for $20.0 million and $8.1 million, respectively, comprised of a cash payment of $12.6 million and $3.8 million, respectively, and the non-cash application of maintenance security deposits held by the previous lessor of $7.4 million and $4.3 million, respectively. We also took delivery of two aircraft and one engine financed through direct operating leases and two engines through cash purchases.

Under our agreement with Airbus for aircraft, and International Aero Engines AG (IAE) and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During 2017, we paid $149.5 million in PDPs, net of refunds, and $12.3 million of capitalized interest for future deliveries of aircraft and spare engines. As of December 31, 2017, we had $253.7 million of PDPs, including capitalized interest, on our balance sheet.

As of December 31, 2017, we had secured financing for ten aircraft, scheduled for delivery in 2018, and did not have financing commitments in place for the remaining 49 Airbus firm aircraft orders, scheduled for delivery between 2019 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the twelve months ended December 31, 2017, we recorded an increase of $37.9 million in maintenance reserves, net of reimbursements, and as of December 31, 2017, we had $326.2 million ($175.6 million in aircraft maintenance deposits and $150.6 million in long-term aircraft maintenance deposits) on our balance sheet.

On October 25, 2017, our Board of Directors authorized a new repurchase program of up to $100 million in aggregate value of shares of our Common Stock, par value $0.0001 per share, from time to time in open market or privately negotiated transactions. The authorization will expire on October 25, 2018. The timing and amount of any stock repurchases are subject to prevailing market conditions and other considerations. As of December 31, 2017, we had repurchased 1.2 million shares for $44.9 million under our stock repurchase program.

As of December 31, 2017, we were compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships, as of December 31, 2017 and December 31, 2016, was $286.3 million and $234.6 million, respectively.

Net Cash Flows Provided By Operating Activities. Operating activities in 2017 provided $425.2 million in cash compared to $473.7 million provided in 2016. The decrease in cash provided by operating activities is primarily driven by an increase in income tax receivable of $69.8 million and a decrease in prepaid income taxes of $72.3 million, year over year. In addition, we had higher deferred heavy maintenance payments, year over year. These decreases in cash were partially offset by higher net income, as compared to the prior period.

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

Net Cash Flows Used In Investing Activities. During 2017, investing activities used $792.0 million, compared to $826.3 million used in 2016. The decrease was mainly driven by the initial investment in our available-for-sale investment security portfolio made in the prior period. During the twelve months ended December 31, 2016, we purchased $100 million of available-for-sale investment securities while in the current period all investment purchases were made from reinvestment of proceeds generated from the maturity of our investment securities. The decrease was partially offset by an increase in the purchase of property and equipment, year over year, resulting from an increase in aircraft and engine deliveries in 2017.
During 2016, investing activities used $826.3 million, compared to $701.3 million used in 2015. The increase was mainly driven by the purchase of short-term available-for-sale investment securities of $100 million made during 2016. In addition, there was an increase in paid PDPs, net of refunds, driven by timing of future aircraft deliveries. During 2016, our main investing activities were in expenditures for flight equipment consisting primarily of the purchase of 11 new aircraft, 7 previously leased aircraft and 1 spare engine.
Net Cash Provided By Financing Activities. During 2017, financing activities provided $466.7 million. We received $629.7 million in connection with the debt financing of 17 aircraft delivered during 2017. We spent $46.6 million to repurchase common stock primarily under our stock repurchase authorization, which became effective in October 2017, and we paid $102.3 million in debt principal payment obligations related to the financing of our aircraft.
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

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2017 and the periods in which payments are due (in millions):

	2018	2019 - 2020	2021 - 2022	2023 and beyond	Total
Long-term debt (1)	$121	$244	$240	$934	$1,539
Interest commitments (2)	61	107	87	133	388
Capital and operating lease obligations	251	433	346	481	1,511
Flight equipment purchase obligations	528	1,596	802	8	2,934
Other (3)	6	3	1	—	10
Total future payments on contractual obligations	$967	$2,383	$1,476	$1,556	$6,382

(1)
Includes principal only associated with senior and junior term loans, fixed-rate loans, Class A and Class B Series 2015-1 EETCs, and Class AA, Class A and Class B Series 2017-1 EETCs. Refer to “Notes to the Financial Statements—11. Debt and Other Obligations.”

(2)	Related to senior and junior term loans, fixed-rate loans, Class A and Class B Series 2015-1 EETCs, and Class AA, Class A and Class B Series 2017-1 EETCs.

(3)	Primarily related to our reservation system, new airport kiosks and our A320ceo seating reconfiguration project. Refer to “Notes to the Financial Statements—16. Commitments and Contingencies.”

Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $8.4 million in 2018, $5.9 million in 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022 and $12.9 million in 2023 and beyond.

As of December 31, 2017, principal and interest commitments related to our future secured debt financing for ten aircraft to be delivered are $19.6 million in 2018, $39.4 million in 2019, $35.8 million in 2020, $30.3 million in 2021, $29.0 million in 2022, and $301.4 million in 2023 and beyond.

In September 2015, we executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, we lease a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-foot hangar facility. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. We completed the project during the first quarter of 2017 and had no remaining capital commitments related to this project as of December 31, 2017.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft and spare engines as 58 of our 112 aircraft and 11 of our 15 spare engines are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2019 and 2029. Aircraft rent payments were $220.9 million and $213.9 million for 2017 and 2016, respectively. Our aircraft lease payments for 57 of our aircraft are fixed-rate obligations. One of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. As of December 31, 2017, our firm aircraft orders consisted of the following:

	Airbus
	A320ceo	A320neo	A321ceo	Total
2018	5		5	10
2019	1	14		15
2020		16		16
2021		18		18
	6	48	5	59
During the first quarter of 2018, we negotiated revisions to our A320 aircraft order. We originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revision, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft but remain scheduled to be delivered in 2019. We also have four spare engine orders for V2500 SelectTwo engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2018 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $528.4 million in 2018, $774.8 million in 2019, $820.9 million in 2020, $785.1 million in 2021, $16.8 million in 2022, and $7.9 million in 2023 and beyond.
As of December 31, 2017, we had lines of credit related to corporate credit cards of $33.6 million from which we had drawn $1.7 million.
As of December 31, 2017, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $51.5 million. As of December 31, 2017, we had drawn $24.2 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2017, we did not hold any derivatives.
As of December 31, 2017, we have $8.6 million in uncollateralized surety bonds and a $35.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $17.5 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding unrealized gains or losses related to fuel derivative contracts, out of period fuel federal excise tax, loss on disposal of assets, special charges and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable, divided by ASMs.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2017, 2016 and 2015 represented approximately 27.3%, 23.8% and 28.3% of our operating expenses, respectfully. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2017 by $61.6 million.
As of December 31, 2017 and 2016, we did not have any outstanding fuel derivatives. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than the amount based upon further fluctuations in future prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $100.9 million and $100.2 million as of December 31, 2017 and December 31, 2016, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates in 2017 would affect total aircraft rent expense in 2018 by less than $0.1 million per annum.
Fixed-Rate Debt. As of December 31, 2017, we had $1,539.6 million outstanding in fixed-rate debt related to the purchase of 21 Airbus A320 aircraft and 25 Airbus A321 aircraft, which had a fair value of $1,583.2 million. As of December 31, 2016, we had $1,012.4 million outstanding in fixed-rate debt related to the purchase of 15 Airbus A320 aircraft and 14 Airbus A321 aircraft, which had a fair value of $1,033.7 million.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Statements of Operations
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Operating revenues:
Passenger	$1,366,034	$1,200,621	$1,169,338
Non-ticket	1,281,632	1,121,335	972,125
Total operating revenues	2,647,666	2,321,956	2,141,463
Operating expenses:
Aircraft fuel	615,581	447,553	461,447
Salaries, wages and benefits	527,959	472,471	377,508
Aircraft rent	205,852	201,675	211,531
Landing fees and other rents	180,655	151,679	131,077
Depreciation and amortization	140,152	101,136	73,908
Maintenance, materials and repairs	110,439	98,587	80,448
Distribution	113,620	96,627	86,576
Special charges	12,629	37,189	673
Loss on disposal of assets	4,168	4,187	1,604
Other operating	347,820	267,191	207,569
Total operating expenses	2,258,875	1,878,295	1,632,341

Operating income	388,791	443,661	509,122
Other (income) expense:
Interest expense	57,302	41,654	20,382
Capitalized interest	(13,793)	(12,705)	(11,553)
Interest income	(8,736)	(5,276)	(2,125)
Other expense	366	528	15
Total other (income) expense	35,139	24,201	6,719

Income before income taxes	353,652	419,460	502,403
Provision (benefit) for income taxes	(66,954)	154,581	185,183

Net income	$420,606	$264,879	$317,220
Basic earnings per share	$6.08	$3.77	$4.39
Diluted earnings per share	$6.06	$3.76	$4.38

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$420,606	$264,879	$317,220
Unrealized gain (loss) on interest rate derivative instruments, net of deferred taxes of $0, $0, and ($550)	—	—	(910)
Unrealized gain (loss) on short-term investment securities, net of deferred taxes of ($41), ($13), and $0	(82)	(23)	—
Interest rate derivative (gain) loss reclassified into earnings, net of taxes of $372, $130, and $50	(37)	224	82
Other comprehensive income (loss)	$(119)	$201	$(828)
Comprehensive income	$420,487	$265,080	$316,392

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Balance Sheets
(In thousands, except share data)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$800,849	$700,900
Short-term investment securities	100,937	100,155
Accounts receivable, net	49,323	41,136
Aircraft maintenance deposits, net	175,615	87,035
Income tax receivable	69,844	—
Prepaid expenses and other current assets	83,692	46,619
Total current assets	1,280,260	975,845

Property and equipment:
Flight equipment	2,291,110	1,461,525
Ground property and equipment	155,166	126,206
Less accumulated depreciation	(207,808)	(122,509)
	2,238,468	1,465,222
Deposits on flight equipment purchase contracts	253,687	325,688
Long-term aircraft maintenance deposits	150,617	199,415
Deferred heavy maintenance, net	99,915	75,534
Other long-term assets	121,003	110,223
Total assets	$4,143,950	$3,151,927

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,822	$15,193
Air traffic liability	246,404	206,392
Current maturities of long-term debt	115,430	84,354
Other current liabilities	262,370	226,011
Total current liabilities	647,026	531,950

Long-term debt, less current maturities	1,387,498	897,359
Deferred income taxes	313,140	308,143
Deferred gains and other long-term liabilities	19,205	19,868
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2017 and 2016, respectively; 69,770,795 and 73,549,872 issued and 68,196,964 and 69,326,202 outstanding as of December 31, 2017 and 2016, respectively	7	7
Additional paid-in-capital	360,153	551,004
Treasury stock, at cost: 1,573,831 and 4,223,670 shares as of December 31, 2017 and 2016, respectively	(65,854)	(218,692)
Retained earnings	1,484,239	1,063,633
Accumulated other comprehensive loss	(1,464)	(1,345)
Total shareholders’ equity	1,777,081	1,394,607
Total liabilities and shareholders’ equity	$4,143,950	$3,151,927
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities:
Net income	$420,606	$264,879	$317,220
Adjustments to reconcile net income to net cash provided by operations:
Unrealized losses on open derivative contracts, net	—	—	2,202
Losses reclassified from other comprehensive income	335	354	132
Stock-based compensation	8,522	7,105	9,222
Allowance for doubtful accounts (recoveries)	(53)	80	12
Amortization of deferred gains and losses and debt issuance costs	7,944	5,732	1,165
Depreciation and amortization	140,152	101,136	73,908
Deferred income tax expense (benefit)	(1,610)	86,146	155,614
Loss on disposal of assets	4,168	4,187	1,604
Lease termination costs	12,629	37,189	—
Changes in operating assets and liabilities:
Accounts receivable	(8,134)	(12,951)	(5,592)
Aircraft maintenance deposits, net	(37,930)	(45,869)	(32,101)
Long-term deposits and other assets	(50,803)	(45,558)	(22,208)
Deferred heavy maintenance	(78,237)	(30,222)	(9,127)
Income tax receivable	(69,844)	—	—
Prepaid income taxes	—	72,278	(72,278)
Accounts payable	6,030	(6,823)	2,706
Air traffic liability	40,011	(11,582)	36,387
Other liabilities	31,074	47,391	14,119
Other	380	206	—
Net cash provided by operating activities	425,240	473,678	472,985
Investing activities:
Purchase of available-for-sale investment securities	(107,246)	(103,258)	—
Proceeds from the maturity of available-for-sale investment securities	105,906	2,842	—
Proceeds from sale of property and equipment	—	50	—
Pre-delivery deposits for flight equipment, net of refunds	(149,477)	(173,947)	(142,323)
Capitalized interest	(12,305)	(10,834)	(10,159)
Purchase of property and equipment	(628,881)	(541,122)	(548,800)
Net cash used in investing activities	(792,003)	(826,269)	(701,282)
Financing activities:
Proceeds from issuance of long-term debt	629,725	417,275	536,780
Proceeds from stock options exercised	45	92	32
Payments on debt and capital lease obligations	(102,738)	(64,421)	(26,364)
Proceeds from sale leaseback transactions	—	—	7,300
Excess tax (deficiency) benefit from equity-based compensation	—	(470)	8,850
Repurchase of common stock	(46,580)	(102,510)	(112,261)
Debt issuance costs	(13,740)	(107)	(15,192)
Net cash provided by financing activities	466,712	249,859	399,145
Net (decrease) increase in cash and cash equivalents	99,949	(102,732)	170,848
Cash and cash equivalents at beginning of period	700,900	803,632	632,784
Cash and cash equivalents at end of period	$800,849	$700,900	$803,632
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$37,902	$39,963	$7,061
Income taxes paid, net of refunds	$5,826	$(5,579)	$95,933
Non-cash transactions:
Capital expenditures funded by capital lease borrowings	$(1,370)	$(31)	$—
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2014	$7	$526,173	$(3,921)	$481,534	$(718)	$1,003,075
Share-based compensation	—	9,222	—	—	—	9,222
Repurchase of common stock	—	—	(112,261)	—	—	(112,261)
Proceeds from options exercised	—	32	—	—	—	32
Excess tax benefits from share-based compensation	—	8,850	—	—	—	8,850
Changes in comprehensive income	—	—	—	—	(828)	(828)
Net income	—	—	—	317,220	—	317,220
Balance at December 31, 2015	$7	$544,277	$(116,182)	$798,754	$(1,546)	$1,225,310
Share-based compensation	—	7,105	—	—	—	7,105
Repurchase of common stock	—	—	(102,510)	—	—	(102,510)
Proceeds from options exercised	—	92	—	—	—	92
Excess tax deficiency from share-based compensation	—	(470)	—	—	—	(470)
Changes in comprehensive income	—	—	—	—	201	201
Net income	—	—	—	264,879	—	264,879
Balance at December 31, 2016	$7	$551,004	$(218,692)	$1,063,633	$(1,345)	$1,394,607
Share-based compensation	—	8,522	—	—	—	8,522
Repurchase of common stock	—	—	(46,580)	—	—	(46,580)
Proceeds from options exercised	—	45	—	—	—	45
Changes in comprehensive income	—	—	—	—	(119)	(119)
Retirement of treasury stock	—	(199,418)	199,418	—	—	—
Net income	—	—	—	420,606	—	420,606
Balance at December 31, 2017	$7	$360,153	$(65,854)	$1,484,239	$(1,464)	$1,777,081

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
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of less than three months at the date of acquisition to be cash equivalents. Investments included in this category primarily consist of cash and money market funds. Cash and cash equivalents are stated at cost, which approximates fair value.
Short-term Investment Securities
The Company's short-term investment securities consist of available-for-sale asset-backed securities with contractual maturities of twelve months or less. These securities are stated at fair value within current assets on the Company's balance sheet. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as proceeds from the maturity of short-term investment securities for the security relinquished, and purchase of short-term investment securities for the security purchased, in the Company's statements of cash flows. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income.
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets and amounts due from the Internal Revenue Service related to federal excise fuel tax. The Company records an allowance for doubtful accounts for amounts not expected to be collected. The Company estimates the allowance based on historical write-offs as well as aging trends. The allowance for doubtful accounts was immaterial as of December 31, 2017 and 2016.
In addition, the provision for doubtful accounts and write-offs for 2017, 2016 and 2015 were each immaterial.
Income Tax Receivable
Income tax receivable consists of amounts due from tax authorities for recovery of income taxes paid in prior years.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of operating property and equipment is computed using the straight-line method applied to each unit of property. Residual values for new aircraft, new engines, major spare rotable parts, avionics and assemblies are generally estimated to be 10%. Property under capital leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed using the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under capital leases is on a straight-line basis over the lease term and is included in depreciation and amortization expense.

Notes to Financial Statements—(Continued)

The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Aircraft, engines and flight simulators	25 years
Spare rotables and flight assemblies	7 to 15 years
Other equipment and vehicles	5 to 7 years
Internal use software	3 to 10 years
Capital leases	Lease term
Leasehold improvements	Lesser of lease term or estimated useful life of the improvement
Buildings	Lesser of lease term or 30 years

As of December 31, 2017, the Company had 54 aircraft, 4 spare engines and 1 flight simulator capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2017, the Company had 58 aircraft financed through operating leases with lease terms from 8 to 18 years and 11 spare engines financed through operating leases with lease terms from 2 to 13 years.
The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Depreciation	$86,297	$57,325	$30,797
Amortization of heavy maintenance	53,855	43,811	43,111
Total depreciation and amortization	$140,152	$101,136	$73,908

The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying balance sheets, net of amortization, was $7.7 million and $9.4 million at December 31, 2017 and 2016, respectively.
We record amortization of capitalized software on a straight-line basis within depreciation and amortization expense in the accompanying statements of operations. Amortization of capitalized software costs was $3.1 million, $3.2 million and $3.1 million for the years ended 2017, 2016 and 2015, respectively. The Company placed in service internal-use software of $1.4 million, $4.1 million and $4.3 million, during the years ended 2017, 2016 and 2015, respectively.
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
Customers may elect to change their itinerary prior to the date of departure. A service charge is assessed and recognized on the date the change is initiated and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. The amount remaining after deducting the service charge is called a credit shell which

Notes to Financial Statements—(Continued)

generally expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and the Company’s other service offerings. The amount of credits expected to expire is recognized as revenue upon issuance of the credit and is estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. However, given the relatively short period of time to expiration, this does not have a significant impact on the Company's financial statements.
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

Notes to Financial Statements—(Continued)

The following table illustrates total cash proceeds received from the sale of mileage credits and the portion of such proceeds recognized in non-ticket revenue immediately as marketing component:

	Consideration received from credit card mile programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2017	$49,453	$37,960
December 31, 2016	48,882	36,640
December 31, 2015	58,005	35,938

Total unrecognized revenue from future FREE SPIRIT award redemptions and the sale of mileage credits was $13.8 million and $15.3 million at December 31, 2017 and 2016, respectively. The current portion of this balance is recorded within air traffic liability and the long-term portion of this balance is recorded within deferred gains and other long-term liabilities in the accompanying balance sheets.
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
The following table summarizes the primary components of non-ticket revenue and the revenue recognition method utilized for each service or product:

		Year Ended December 31,
Non-ticket revenue	Recognition method	2017	2016	2015
		(in thousands)
Baggage	Time of departure	$488,434	$434,269	$381,386
Passenger usage fee	Time of departure	411,742	358,920	298,092
Advance seat selection	Time of departure	131,821	110,966	97,786
Other		249,635	217,180	194,861
Non-ticket revenue		$1,281,632	$1,121,335	$972,125

Charges for services recognized at time of departure are initially recorded as a liability, within air traffic liability, until time of departure. The passenger usage fee is charged for tickets sold through the Company’s primary sales distribution channels. The primary sales distribution channels for which passenger usage fees are charged include sales through the Company’s website, sales through the third-party provided call center and sales through travel agents; the Company does not charge a passenger usage fee for sales made at its airport ticket counters. Other non-ticket revenues include revenues from other air related charges as well as non-air related charges. Other air related charges include optional services and products provided to passengers such as use of the Company’s call center or travel agents, commissions on travel insurance and commissions on sale of on-board products, among others. Non-air related charges primarily consist of revenues from advertising on the Company’s aircraft and website, the Company’s $9 Fare Club subscription-based membership program and the Company’s FREE SPIRIT affinity credit card program.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset, the end of the remaining lease term or the next scheduled heavy maintenance event.
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $53.9 million, $43.8 million and $43.1 million for the years ended 2017, 2016 and 2015, respectively. During the years ended 2017, 2016 and 2015, the Company deferred $78.2 million, $35.4 million and $9.1 million, respectively, of costs for heavy maintenance. At December 31, 2017 and 2016, the Company had deferred heavy maintenance balance of $260.5 million and $238.3 million, and accumulated heavy maintenance amortization of $160.7 million and $162.8 million, respectively.

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
The table below summarizes the extent to which the Company’s maintenance costs are rate capped due to flight hour maintenance contracts:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Flight hour-based maintenance expense	$54,802	$48,471	$41,818
Non-flight hour-based maintenance expense	55,637	50,116	38,630
Total maintenance, materials and repairs	$110,439	$98,587	$80,448

Leased Aircraft Return Costs
The Company's aircraft lease agreements often contain provisions that require the Company to return aircraft airframes, engines and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft, including costs incurred to repair the airframe and engines to the required condition as stipulated by the lease. Lease return costs could include, but are not limited to redelivery cost, fuel, final inspections, reconfiguration of the cabin, repairs to the airframe, painting, overhaul of engines, replacement of components, and checks. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. Incurrence of lease return costs becomes probable and the amount of those costs can typically be estimated near the end of the lease term. When determining probability and estimated cost, there are various other factors which need to be considered such as current condition of the aircraft, the age of the aircraft at lease expiration, utilization of engines and other components, the extent of repairs needed at return, return locations, current configuration of the aircraft and cost of repairs and materials at the time of return. In addition, typically near the lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. When costs become both probable and estimable, they are accrued on a straight-line basis as contingent rent, a component of supplemental rent, through the remaining lease term. Management expects return costs to be estimable near the end of the lease term, as such, contingent rent for related aircraft will be higher near the end of the lease term.
Maintenance Reserves
Some of the Company's aircraft and engine master lease agreements provide that the Company pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company's required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2017, the Company is in full compliance with such requirements and does not anticipate having to pay reserves related to these master leases in the future.
Maintenance reserve payments are reflected as aircraft maintenance deposits in the accompanying balance sheets. The Company makes certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor, the cost of future maintenance events and the utilization of the aircraft is estimated before it is returned to the lessor. When it is not probable the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated “into-plane” costs, taxes, and oil, and realized and unrealized gains and losses associated with fuel derivative contracts, if any.
Derivative Instruments

Notes to Financial Statements—(Continued)

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
For the years ended 2017 and 2016, the Company did not hold any fuel derivative instruments. For the year ended 2015, the Company did not hold fuel derivative instruments that were designated as cash flow hedges for accounting purposes. As a result, changes in the fair value of such fuel derivative contracts were recorded within aircraft fuel expense in the accompanying statements of operations. These amounts include both realized gains and losses and mark-to-market adjustments of the fair value of unsettled derivative instruments at the end of the period. For additional information, refer to Note 13, Financial Instruments and Risk Management.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $5.1 million, $3.2 million and $3.5 million for the years ended 2017, 2016 and 2015, respectively, were recorded within distribution expense in the statement of operations.
Income Taxes
The Company accounts for income taxes using the liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2017, the Company recorded a valuation allowance of $0.5 million. For additional information, refer to Note 15, Income Taxes. As of December 31, 2016, the Company had no valuation allowance recorded against any deferred tax assets.
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
Concentrations of Risk
The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel, one of the Company’s largest expenditures, represented approximately 27%, 24% and 28% of total operating expenses in 2017, 2016 and 2015, respectively.
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

Notes to Financial Statements—(Continued)

Due to the relatively small size of the fleet and high utilization rate, the unavailability of one or more aircraft and resulting reduced capacity could have a material adverse effect on the Company’s business, results of operations and financial condition.
As of December 31, 2017, the Company had four union-represented employee groups that together represented approximately 75% of all employees. As of December 31, 2016, the Company had four union-represented employee groups that together represented approximately 73% of all employees. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 16, Commitments and Contingencies.

2.	Recent Accounting Developments

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09), "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The new guidance is effective for the Company in the first quarter of 2018. Entities have the option to use either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company currently anticipates utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented, and will adopt the standard as of January 1, 2018. While the Company is still evaluating the impact, it currently believes the most significant impact of this ASU will be the elimination of the incremental cost method for frequent flier program accounting, which will require the Company to re-value and record a liability associated with customer flight miles earned as part of the Company’s frequent flier program with a relative fair value approach. While our evaluation is ongoing, the Company currently estimates that applying a relative fair value would increase its air traffic liability by approximately $10 million at the date of adoption. The Company also expects the classification and timing of recognition of certain ancillary fees to be impacted by the adoption of ASU 2014-09. While the Company believes the adoption will not have a significant impact on earnings, the classification of certain revenues, such as bags, seats and other travel-related fees may be deemed part of the single performance obligation of providing passenger transportation. The Company expects that these revenues currently classified as non-ticket revenue, approximately $1 billion annually, will be reclassified to passenger revenue after adoption.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 makes several modifications to Subtopic 825-10, including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for interim and annual periods beginning January 1, 2018 and is not expected to have a material impact on the Company’s financial statements.
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

Share-Based Compensation

In March 2016, the FASB issued ASU No. 2016-09, "Improvements to Employee Share-Based Payment Accounting," which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification on the statement of cash flows. The Company adopted this guidance on January 1, 2017. As a result, excess income tax benefits and deficiencies related to share-based compensation are now included within income tax expense rather than additional paid in capital. For the twelve months ended December 31, 2017, $0.5 million of income tax deficiency related to share-based compensation was included

Notes to Financial Statements—(Continued)

within income tax expense on the Company's statements of operations. Additionally, excess income tax benefits and deficiencies for share-based payments are now included in net operating cash flows rather than net financing cash flows. The changes have been applied prospectively in accordance with the guidance and prior periods have not been adjusted.

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments – Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale debt securities and requires estimated credit losses to be recorded as allowances instead of reductions to amortized cost of the securities. This standard is effective for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows." The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard is effective for fiscal years, and interim periods within those years, beginning January 1, 2018, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

3.Special Charges

During the twelve months ended December 31, 2017, the Company purchased one engine and one aircraft which were previously financed under operating lease agreements. The purchase price of the one engine and one aircraft was $8.1 million and $20.0 million, respectively, comprised of a cash payment of $3.8 million and $12.6 million, respectively, and the non-cash application of maintenance and security deposits held by the previous lessor of $4.3 million and $7.4 million, respectively. The Company estimated the fair value of the engine and aircraft to be $3.1 million and $11.9 million, respectively, and has recorded the one purchased engine and one aircraft at fair value within flight equipment on the condensed balance sheets. The Company determined the valuation of the engine and aircraft based on a third-party appraisal considering the condition of the engine and aircraft (a Level 3 measurement). The Company recognized $4.8 million and $7.9 million as a cost of terminating the lease within special charges on the condensed statement of operations, respectively, made up of the excess of the purchase price paid over the fair value of the engine and the aircraft, less other non-cash items of $0.2 million and $0.2 million, respectively.

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

    During the twelve months ended December 31, 2015, the Company incurred $0.7 million in special charges related to restructuring charges for outsourcing of ramp and passenger services.

4.	Letters of Credit
As of December 31, 2017 and 2016, the Company had a $35.0 million and $25.2 million unsecured standby letter of credit facility, of which $17.5 million and $19.7 million had been drawn upon for issued letters of credit, respectively.

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

Notes to Financial Statements—(Continued)

via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations.
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2017 and 2016, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2017 and 2016, was $286.3 million and $234.6 million, respectively.

6.	Short-term Investment Securities

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

As of December 31, 2017 and December 31, 2016, the Company had $100.9 million and $100.2 million in short-term available-for-sale investment securities, respectively. During the twelve months ended December 31, 2017 and December 31, 2016, these investments earned interest income at a weighted-average fixed rate of approximately 1.4% and 1.1%, respectively. For the twelve months ended December 31, 2017 and December 31, 2016, an unrealized loss of $82 thousand and $23 thousand, net of deferred taxes of $41 thousand and $13 thousand, respectively, was recorded within AOCI related to these investment securities. The Company has not recognized any realized gains or losses related to these securities as the Company has not transacted any sales of these securities. As of December 31, 2017 and December 31, 2016, $105 thousand and $23 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

7.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2017 and 2016 consist of the following:

	As of December 31,
	2017	2016
	(in thousands)
Salaries and wages	$54,338	$54,578
Airport obligations	56,299	43,989
Federal excise and other passenger taxes and fees payable	42,036	42,064
Aircraft maintenance	33,033	30,233
Fuel	25,171	14,828
Aircraft and facility lease obligations	16,992	10,378
Interest payable	11,384	8,499
Other	23,117	21,442
Other current liabilities	$262,370	$226,011

8.	Common Stock and Preferred Stock
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
As of December 31, 2017 and 2016, there were no shares of non-voting common stock outstanding.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The Company’s issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. As of December 31, 2017 and 2016, there were no shares of preferred stock outstanding.

Notes to Financial Statements—(Continued)

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
On December 16, 2014, the Company's Board of Directors approved the 2015 Incentive Award Plan, or 2015 Plan, which was subsequently approved by the Company's stockholders on June 16, 2015. The number of shares reserved for issuance or transfer pursuant to awards under the 2015 Plan will be increased by the number of shares represented by awards outstanding under the Company's former equity plan, the 2011 Equity Incentive Award Plan (2011 Plan), that are forfeited or lapse unexercised and which, following the effective date of the 2015 Plan, are not issued under the Company's 2011 Plan. No further awards will be granted under the 2011 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of December 31, 2017 and December 31, 2016, 2,377,650 and 2,358,283 shares of the Company’s common stock, respectively, remained available for future issuance under the 2015 Plan.
Stock-based compensation cost amounted to $8.5 million, $7.1 million and $9.2 million for 2017, 2016 and 2015, respectively. During 2017, there was $1.6 million tax expense recognized in income related to stock-based compensation. During 2016 and 2015, there was $2.6 million and $3.4 million tax benefit recognized in income related to stock-based compensation.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit awards are valued at the fair value of the shares on the date of grant. Generally, granted shares and units vest over a three or four year graded vesting period. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Vesting of restricted stock units is based on time-based service conditions. In order to vest, the participant must still be employed by the Company, with certain contractual exclusions, at each vesting event. Generally, within 30 days after vesting, the shares underlying the award will be issued to the participant. In the event a successor corporation in a change in control situation fails to assume or substitute for the restricted stock units, the restricted stock units will automatically vest in full as of immediately prior to the consummation of such change in control. In the event of death or permanent disability of a participant, the restricted stock units will automatically vest in full. Compensation expense is recognized on a straight-line basis over the requisite service period.
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2017 and changes during the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2016	274,645	49.55
Granted	103,030	51.68
Vested	(88,580)	47.64
Forfeited	(22,573)	55.79
Outstanding at December 31, 2017	266,522	50.48

There were 103,030 and 237,001 restricted stock shares granted during the years ended December 31, 2017 and December 31, 2016, respectively. As of December 31, 2017 and December 31, 2016, there was $7.5 million and $9.2 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 2.0 years and 2.5 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2017, 2016 and 2015 was $51.68, $42.91 and $75.40, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2017, 2016 and 2015 was $4.3 million, $6.6 million and $9.2 million respectively.
Stock Options
Stock option awards are granted with an exercise price equal to the fair market value of the Company’s common stock at the date of grant, vest over four years of continuous service and have ten-year contractual terms. The fair value of each stock option award is estimated on the date of grant using the Black Scholes model. There were no options granted during 2017, 2016, or 2015. The Company has not granted options since 2011, at which time the Company’s weighted average assumptions

Notes to Financial Statements—(Continued)

for expected volatility, dividends, term and risk-free interest rate were 46.25%, 0%, 6.25 years and 2.03%, respectively. Expected volatilities are based on the historical volatility of a group of peer entities within the same industry. The expected term of options is based upon the simplified method, which represents the average of the vesting term and the contractual term. The risk-free interest rate is based on U.S. Treasury yields for securities with terms approximating the expected term of the option.
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
A summary of share option activity as of December 31, 2017 and changes during the year ended December 31, 2017 is presented below:

	Number of Options	Weighted- Average Exercise Price ($)	Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2016	16,250	8.37	3.7	804
Exercised	(5,750)	7.80
Forfeited or expired	—	—
Outstanding at December 31, 2017	10,500	8.68	2.7	380
Exercisable at December 31, 2017	10,500	8.68	2.7	380
Vested at December 31, 2017	10,500	8.68	2.7	380

The total intrinsic value of share options exercised during the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.4 million and $0.2 million, respectively. There were no options that vested during the year ended December 31, 2017 and 2016. The total fair value of options vested during the year ended December 31, 2015 was $4 thousand.
As of December 31, 2017, 2016 and 2015, there was no unrecognized compensation cost related to options as all option awards were fully vested.
Performance Share Awards
The Company grants certain senior-level executives performance stock units that vest based on either market and time-based service conditions or performance and time-based service conditions as part of a long-term incentive plan, which are referred to herein as performance share awards. The number of shares of common stock underlying each award is determined at the end of a three-year performance period. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. Depending on the type of performance stock unit, at the end of the performance period, the percentage of the stock units that will vest will be determined by ranking the Company’s total shareholder return compared to the total shareholder return of the peer companies identified in the plan or by ranking the Company's adjusted operating margin percentage compared to the adjusted operating margin percentage of the peer company's identified in the plan. Based on the level of performance, between 0% and 200% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the death or permanent disability of a participant, the payout of any award is limited to a pro-rated portion of such award based upon a performance assessment prior to the change-in-control date or date of death or permanent disability.
The grant date fair value of the performance share awards based on total shareholder return (market condition) is determined through the use of a Monte Carlo simulation model. The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense, net of forfeitures, for the award is recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. The Monte Carlo simulation model used for valuation of these awards utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award. The inputs utilized for the performance share awards based on total shareholder return are as follows:

Notes to Financial Statements—(Continued)

	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2017	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2016
Expected volatility factor	0.40	0.39
Risk free interest rate	1.47%	1.12%
Expected term (in years)	2.93	2.94
Expected dividend yield	—%	—%

For grants awarded in 2017, 2016 and 2015, the volatility was based upon a weighted average historical volatility for the Company. The Company chose to use historical volatility to value these awards because historical prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated as the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s market condition performance share awards for the year ended December 31, 2017:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2016	133,907	50.54
Granted	89,338	48.86
Vested	(17,592)	50.07
Forfeited	(85,294)	45.64
Outstanding at December 31, 2017	120,359	52.84

The grant date fair value of the performance share awards based on operating margin (performance condition) is based on grant date stock price, in accordance with the valuation of performance conditions applicable to this award type. The probability of payout for these awards is evaluated at each report date and adjustments are made to stock-based compensation expense based on the number of shares deemed probable of issuance upon vesting.
The following table summarizes the Company’s performance condition performance share awards for the year ended December 31, 2017:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2016	—	—
Granted	37,649	46.28
Vested	—	—
Forfeited	(2,142)	55.50
Outstanding at December 31, 2017	35,507	45.72

As of December 31, 2017 and 2016, there was $3.7 million and $4.3 million, respectively, of total unrecognized compensation cost related to performance share awards expected to be recognized over 1.52 years and 1.90 years, respectively.
Treasury Stock
During the year ended December 31, 2017 and 2016, the Company repurchased 1.2 million and 2.4 million shares, respectively, for $46.6 million and $102.5 million, respectively. Repurchases of equity securities for these periods include open market repurchases made under our stock repurchase programs as well as repurchases made from employees who r

Notes to Financial Statements—(Continued)

eceived restricted stock or performance share awards. During the year ended December 31, 2017, the Company retired 3.9 million treasury shares in a total aggregate amount of $199.4 million.

10.	Net Income per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2017	2016	2015
	(in thousands, except per share amounts)
Numerator:
Net income (1)	$420,606	$264,879	$317,220
Denominator:
Weighted-average shares outstanding, basic	69,221	70,344	72,208
Effect of dilutive stock awards	156	164	218
Adjusted weighted-average shares outstanding, diluted	69,377	70,508	72,426
Net Income per Share:
Basic earnings per common share (1)	$6.08	$3.77	$4.39
Diluted earnings per common share (1)	$6.06	$3.76	$4.38

Anti-dilutive weighted-average shares	85	66	52

(1) During the fourth quarter of 2017, the Company recorded a non-recurring income tax benefit of $199.3 million ($2.88 and $2.87 per basic and diluted share, respectively) due to the enactment of the Tax Cuts and Jobs Act of 2017. For additional information, refer to Note 15, Income Taxes.

11.	Debt and Other Obligations

Long-term debt

As of December 31, 2017, the Company held non-public and public debt instruments. During 2017, the Company acquired additional debt through the 2017 fixed-rate loans and the 2017-1 EETCs described below.

2017 Fixed-rate Loans

During 2017, the Company entered into fixed-rate debt, which as of December 31, 2017, provided $527.3 million of debt financing for 4 Airbus A320 aircraft and 10 Airbus A321 aircraft. Each loan is secured by a first-priority security interest on the individual aircraft. Each loan amortizes on a mortgage-style basis and has a 10 to 12 year term. Loans bear interest payable quarterly on a fixed-rate basis. As of December 31, 2017, the Company has taken delivery of all aircraft financed through the 2017 fixed-rate loans.

2017-1 EETCs

In November 2017, the Company created three separate pass-through trusts, which issued $420.5 million aggregate face amount of Series 2017-1 Class AA, Class A and Class B EETCs in connection with the financing of seven new Airbus A320 aircraft and five new Airbus A321 aircraft. Each class of certificates represents a fractional undivided interest in the respective pass-through trusts and is not an obligation of the Company. The proceeds from the issuance of these certificates are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. Interest on the issued and outstanding equipment notes are payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2018, and principal on such equipment notes is scheduled for payment on February 15 and August 15 of certain years. Principal payments commence on August 15, 2018 in the case of five new Airbus A321 scheduled for delivery from February 2018 to March 2018 and three Airbus A320 scheduled for delivery from December 2017 to January 2018 and on February 15, 2019 for four Airbus A320 aircraft scheduled for delivery from April 2018 to October 2018. Issued and outstanding Series AA and Series A equipment notes mature in February 2030 and Series B equipment notes mature in February 2026. Issued and outstanding Series AA, Series A and Series B equipment notes accrue interest at a rate of 3.375%, 3.650% and 3.800%, respectively. As of December 31, 2017, $63.9 million of the proceeds from the sale of the Series 2017-1 EETCs had been used to purchase equipment notes in connection with the financing of two Airbus A320 aircraft. The remaining $356.6 million of escrowed proceeds held by the pass-through trusts will be used to purchase equipment notes as the remaining 10 new aircraft are delivered. Equipment notes that are issued are reported as debt on the Company's condensed balance sheets.

Notes to Financial Statements—(Continued)

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
Long-term debt is comprised of the following:

	As of		Twelve Months Ended December 31,
	2017	2016	2017	2016
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$417.9	$451.9	4.10%	4.10%
Fixed-rate junior term loans due through 2022	39.3	47.1	6.90%	6.90%
Fixed-rate loans due through 2029	518.0	—	3.83%	N/A
Fixed-rate class A 2015-1 EETC due through 2028	408.6	409.8	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	92.0	103.6	4.45%	4.45%
Fixed-rate class AA 2017-1 EETC due through 2030	37.5	—	3.38%	N/A
Fixed-rate class A 2017-1 EETC due through 2030	12.5	—	3.65%	N/A
Fixed-rate class B 2017-1 EETC due through 2026	13.8	—	3.80%	N/A
Long-term debt	$1,539.6	$1,012.4
Less current maturities	115.4	84.4
Less unamortized discount, net	36.7	30.6
Total	$1,387.5	$897.4

The Company's debt financings are collateralized by first priority security interest in the individual aircraft being financed. During the year ended December 31, 2017 and 2016, the Company made scheduled principal payments of $102.3 million and $64.4 million on its outstanding debt obligations, respectively.

At December 31, 2017, long-term debt principal payments for the next five years and thereafter are as follows:

December 31, 2017
(in millions)
2018	$121.0
2019	122.3
2020	121.8
2021	121.5
2022	118.8
2023 and beyond	934.2
Total debt principal payments	$1,539.6

Interest Expense

Interest expense related to long-term debt consists of the following:

Notes to Financial Statements—(Continued)

	Twelve Months Ended December 31,
	2017	2016
	(in thousands)
Senior term loans	$18,328	$19,759
Junior term loans	3,035	3,568
Fixed-rate loans	8,610	—
Class A 2015-1 EETC	17,230	11,509
Class B 2015-1 EETC	4,446	3,243
Class AA 2017-1 EETC	54	—
Class A 2017-1 EETC	19	—
Class B 2017-1 EETC	22	—
Commitment fees	124	127
Amortization of deferred financing costs	5,280	3,435
Total	$57,148	$41,641

As of December 31, 2017 and 2016, the Company had a line of credit for $33.6 million and $23.6 million related to corporate credit cards. Respectively, the Company had drawn $1.7 million and $9.9 million as of December 31, 2017 and 2016, which is included in accounts payable.
As of December 31, 2017 and 2016, the Company had lines of credit with counterparties for derivatives and physical fuel delivery in the amount of $51.5 million and $46.5 million, respectively. As of December 31, 2017 and 2016, the Company had drawn $24.2 million and $8.0 million on these lines of credit for physical fuel delivery, which is included in other current liabilities. The Company is required to post collateral for any excess above the lines of credit if the fuel derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2017 and 2016, the Company did not have any outstanding fuel derivatives.

12.	Leases and Aircraft Maintenance Deposits
The Company leases various types of equipment and property, primarily aircraft, spare engines and airport facilities under leases, which expire in various years through 2047. Lease terms are generally 8 to 18 years for aircraft and up to 30 years for other leased equipment and property.
Total rental expense for all leases charged to operations for the years ended 2017, 2016 and 2015 was $309.8 million, $283.9 million and $282.7 million, respectively. Total rental expense charged to operations for aircraft and engine operating leases for the years ended December 31, 2017, 2016 and 2015 was $205.9 million, $201.7 million and $211.5 million, respectively.
Some of the Company’s aircraft and engine master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $8.4 million in 2018, $5.9 million in 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, and $12.9 million in 2023 and beyond. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2017, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as maintenance deposits to the extent they are expected to be recoverable and are reflected as aircraft maintenance deposits in the accompanying balance sheets. The Company makes certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor, the cost of future maintenance events and the

Notes to Financial Statements—(Continued)

utilization of the aircraft is estimated before it is returned to the lessor. When it is not probable the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent.
Supplemental rent is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed and probable and estimable return condition obligations. The Company expensed $8.4 million, $9.0 million and $7.7 million of supplemental rent recorded within aircraft rent during 2017, 2016 and 2015, respectively. These amounts include $0.4 million, $2.2 million and $2.3 million of paid maintenance reserves expensed as supplemental rent during 2017, 2016 and 2015, respectively. As of December 31, 2017 and 2016, the Company had short-term and long-term aircraft maintenance deposits of $326.2 million and $286.4 million, respectively, on its balance sheets.
As of December 31, 2017, the Company had a fleet consisting of 112 A320 family aircraft. As of December 31, 2017, the Company had 58 aircraft financed under operating leases with lease term expirations between 2020 and 2029 and owned 54 aircraft of which 8 were purchased off lease and are currently unencumbered. In addition, as of December 31, 2017, the Company had 11 spare engines financed under operating leases with lease term expiration dates ranging from 2019 to 2027 and owned 4 spare engines of which 1 was purchased off lease and all 4 are currently unencumbered. One of the Company's leased aircraft have variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate). The Company entered into sale leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred gains and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
During the twelve months ended December 31, 2017, the Company took delivery of 17 aircraft under secured debt arrangements, purchased 1 previously leased aircraft, took delivery of 2 aircraft under operating leases and returned 2 aircraft to its lessors. In addition, the Company purchased two spare engines, purchased one previously leased engine and took delivery of one engine under an operating lease. All of the Company's aircraft and engine leases are accounted for as operating leases. Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
The majority of the Company's capital lease obligations relate to the lease of computer equipment used by the Company's flight crew. Payments under this lease agreement are fixed for the 3-year term of the lease which commenced in the second quarter of 2017.
Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at December 31, 2017 were as follows:

	Capital Leases	Operating Leases		Total Operating and Capital Lease Obligations
		Aircraft and Spare Engine Leases	Property Facility Leases
	(in thousands)
2018	$537	$204,292	$45,737	$250,566
2019	504	189,106	36,852	226,462
2020	188	180,842	25,870	206,900
2021	28	170,643	12,740	183,411
2022	—	150,212	11,931	162,143
2023 and thereafter	—	419,908	61,211	481,119
Total minimum lease payments	$1,257	$1,315,003	$194,341	$1,510,601
Less amount representing interest	94
Present value of minimum lease payments	$1,163
Less current portion	476
Long-term portion	$687

Notes to Financial Statements—(Continued)

13.	Financial Instruments and Risk Management

As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. As of December 31, 2017 and 2016, the Company did not hold any derivatives.

Fuel Derivative Instruments

From time to time, the Company may enter into fuel derivative contracts in order to mitigate the risk of future volatility in fuel prices. The Company's fuel derivative contracts, if any, generally consist of United States Gulf Coast jet fuel swaps (jet fuel swaps) and United States Gulf Coast jet fuel options (jet fuel options). Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Fair value of the instruments is determined using standard option valuation models.

The Company accounts for any fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during 2017 and 2016. The Company did not elect hedge accounting on any fuel derivative instruments entered into during 2015 and, as a result, changes in the fair value of these fuel derivative contracts are recorded in aircraft fuel expense.

Notes to Financial Statements—(Continued)

The following table summarizes the components of aircraft fuel expense for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Into-plane fuel cost	$615,581	$447,553	$454,747
Realized losses (gains) related to fuel derivative contracts, net	—	—	10,580
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	(3,880)
Aircraft fuel	$615,581	$447,553	$461,447

Premiums and settlements received or paid on fuel derivative contracts, if any, are reflected in the accompanying statements of cash flows in net cash provided by operating activities.
As of December 31, 2017 and 2016, the Company did not have any outstanding fuel derivatives and had no fuel hedging activity for the twelve months ended December 31, 2017.
Interest Rate Swaps
During 2015, the Company settled six forward interest rate swaps that were designed to fix the benchmark interest rate component of the interest payments on the debt related to three Airbus A321 aircraft, which the company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps were designated as cash flow hedges. The Company accounts for these interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). As of December 31, 2017 and 2016, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the twelve months ended December 31, 2017 and December 31, 2016, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. During the twelve months ended December 31, 2017, the Company reclassified interest rate swap losses of $335 thousand, into earnings, resulting in a gain of $37 thousand, net of tax of $372 thousand. During the twelve months ended December 31, 2016, the Company reclassified interest rate swap losses of $354 thousand, into earnings, resulting in a loss of $224 thousand, net of tax of $130 thousand. As of December 31, 2017 and December 31, 2016, $1.4 million and $1.3 million, net of tax, remained in AOCI related to these instruments.

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
The second plan is for the Company’s pilots, and contains the same service requirements as the first plan. Throughout 2017, the Company matched 100% of the pilot's contribution, up to 9% of the individual pilot's annual compensation. Both the first and the second plans are subject to the annual IRS elective deferral limit, which was $18,000 for 2017.

Notes to Financial Statements—(Continued)

The third plan is for all Company employees residing in Puerto Rico and was adopted on April 16, 2012. It contains the same service requirements as the first and second plans. For pilots participating in the Puerto Rico plan, the Company matched 100% of their contribution, up to 9% of the individual pilot's annual compensation, but subject to the annual Puerto Rico pre-tax elective deferral limit, which was $15,000 for 2017. For all other employees participating in the Puerto Rico plan, the Company matches 50% of the employee's contribution, up to 6% of the employee's annual compensation.
Matching contributions made to all plans were $19.6 million, $16.2 million and $12.5 million in 2017, 2016 and 2015, respectively, and were included within salaries, wages and benefits in the accompanying statements of operations.

15.	Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current:
Federal	$(68,601)	$60,079	$21,632
State and local	515	6,322	6,702
Foreign	2,742	2,034	1,235
Total current expense (benefit)	(65,344)	68,435	29,569
Deferred:
Federal	(10,370)	82,455	149,583
State and local	8,760	3,691	6,031
Total deferred expense (benefit)	(1,610)	86,146	155,614
Total income tax expense (benefit)	$(66,954)	$154,581	$185,183

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2017	2016	2015
Expected provision at federal statutory tax rate	35.0%	35.0%	35.0%
State tax expense, net of federal benefit	1.7%	1.6%	1.7%
Income tax credits	—%	—%	—%
Revaluation of deferred taxes	(56.3)%	—%	—%
Other	0.7%	0.3%	0.2%
Total income tax expense (benefit)	(18.9)%	36.9%	36.9%

Notes to Financial Statements—(Continued)

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2017 and 2016, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Foreign tax credits	$5,980	$—
Deferred revenue	1,631	3,057
Nondeductible accruals	10,107	20,547
Deferred manufacturing credits	258	910
Accrued maintenance	1,991	1,854
Equity compensation	2,392	3,882
Other	5,555	4,026
Valuation allowance	(454)	—
Deferred tax assets	27,460	34,276
Deferred tax liabilities:
Deferred gain (loss) on leases, net	1,605	2,435
Accrued rent	12,055	14,025
Prepaid expenses	754	1,217
Property, plant and equipment	298,703	278,872
Deferred financing costs	225	5,358
Accrued aircraft and engine maintenance	27,258	40,512
Deferred tax liabilities	340,600	342,419
Net deferred tax assets (liabilities)	$(313,140)	$(308,143)

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted.  The TCJA reduces the statutory federal tax rate from 35.0% to 21.0% effective for tax year 2018 in addition to various other tax law changes that impact the Company.  Pursuant to ASC 740, the Company is required to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities upon enactment. The Company reasonably estimated and recorded a provisional reduction in net deferred tax liabilities of $196.0 million upon enactment of the TCJA as written. In addition, the Company generated $6.3 million of alternative minimum tax credits, which are recorded within other long-term assets on the balance sheet. These provisional amounts may be affected as the Company gains a more thorough understanding of the tax law, including those related to the deductibility of acquired assets, state tax treatment and amounts related to employee compensation.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. The Company recorded a valuation allowance of $0.5 million against certain deferred tax assets related to equity compensation for executives due to changes in tax law resulting from the TCJA.
At December 31, 2017, the Company has $6.0 million of foreign tax credits and $14.8 million of state net operating losses available, that may be applied against future tax liabilities. The foreign tax credits will start to expire in 2025 and the state net operating losses will start to expire in 2027.
In accordance with ASU No. 2016-09, excess income tax benefits and deficiencies related to share-based compensation are now included within income tax expense rather than additional paid in capital. For the twelve months ended December 31, 2017, $0.5 million of income tax deficiency related to share-based compensation was included within income tax expense. Prior to the adoption of ASU No. 2016-09, the excess tax benefit/(deficiency) was recorded as a reduction/(increase) to income tax payable and a corresponding entry to additional paid in capital. The Company recognized an excess tax deficiency of $0.5 million and an excess tax benefit of $8.9 million for tax years ended December 31, 2016 and 2015, respectively.

Notes to Financial Statements—(Continued)

The Company's policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of selling, general and administrative expenses. For tax years ended December 31, 2017, 2016 and 2015, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.
For tax years 2017, 2016 and 2015, the entire income before income taxes for the Company is subject to domestic income taxes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2014 through 2016 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years remain open to examination. The Company believes that any potential assessment would be immaterial to its financial statements.

16.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. During the first quarter of 2017, the Company negotiated revisions to its A320 aircraft order. The Company originally had four A320neo aircraft scheduled for delivery in 2018 of which two were converted to A320ceo aircraft and delivered in 2017, and the remaining two are deferred until 2019. As of December 31, 2017, the Company's firm aircraft orders consisted of the following:

	Airbus
	A320ceo	A320neo	A321ceo	Total
2018	5		5	10
2019	1	14		15
2020		16		16
2021		18		18
	6	48	5	59

During the first quarter of 2018, the Company negotiated revisions to its A320 aircraft order. The Company originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revision, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft but remain scheduled to be delivered in 2019. The Company also has four spare engine orders for V2500 SelectTwo engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2018 through 2023. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $528.4 million in 2018, $774.8 million in 2019, $820.9 million in 2020, $785.1 million in 2021, $16.8 million in 2022, and $7.9 million in 2023 and beyond. As of December 31, 2017, the Company had secured financing commitments of $356.6 million for ten aircraft, scheduled for delivery in 2018, and did not have financing commitments in place for the remaining 49 Airbus aircraft currently on firm order, which are scheduled for delivery in 2019 through 2021.
Interest commitments related to the secured debt financing of 46 delivered aircraft as of December 31, 2017 are $60.8 million in 2018, in $56.2 million 2019, $51.0 million in 2020, $45.8 million in 2021, $40.7 million in 2022, and $133.3 million in 2023 and beyond. For principal commitments related to these financed aircraft, refer to Note 11, Debt and Other Obligations. As of December 31, 2017, principal and interest commitments related to the Company's future secured debt financing of ten undelivered aircraft under the Series 2017-1 EETC are approximately $19.6 million in 2018, $39.4 million in 2019, $35.8 million in 2020, $30.3 million in 2021, $29.0 million in 2022, and $301.4 million in 2023 and beyond.
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. (Airbus) to reconfigure the seating and increase capacity in 40 of the Company’s A320ceos from 178 to 182 seats (reconfiguration). The reconfiguration of the aircraft commenced in the first quarter of 2016 and is expected to be completed in the second quarter of 2018 for a remaining committed cost of $0.6 million as of December 31, 2017. These amounts will be capitalized within flight equipment on the balance sheet.
In September 2015, the Company executed a lease agreement with Wayne County Airport Authority (the Authority), which owns and operates Detroit Metropolitan Wayne County Airport (DTW). Under the lease agreement, the Company leases a 10-acre site, adjacent to the airfield at DTW, in order to construct, operate and maintain an approximately 126,000-square-foot

Notes to Financial Statements—(Continued)

hangar facility (the project). The project allows for the development of a maintenance hangar in order to fulfill the requirements of the Company's growing fleet and will reduce dependence on third-party facilities and contract line maintenance. The lease agreement has a 30-year term with two 10-year extension options. Upon termination of the lease, title of the project, which will be fully depreciated, will automatically pass to the Authority. The Company completed the project during the first quarter of 2017 and has no remaining capital commitments related to this project as of December 31, 2017.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, new airport kiosks and other miscellaneous subscriptions and services as of December 31, 2017: $5.9 million in 2018, $1.8 million in 2019, $1.3 million in 2020, $0.7 million in 2021, $0.4 million in 2022, and $0.0 million in 2023 and beyond. The Company's current agreement with its reservation system provider expires in 2018.
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
Employees

The Company has four union-represented employee groups that together represent approximately 75% of all employees at December 31, 2017. The Company had four union-represented employee groups that together represented approximately 73% of all employees at December 31, 2016. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2017.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	August 2015	26%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021	44%
Dispatchers	Transport Workers Union (TWU)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	4%

In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative amendable agreement which is subject to ratification by the pilot group. The ratification vote will take place throughout February 2018. The current tentative agreement is for a five-year contract which includes a one-time $75 million ratification incentive and other negotiated contractual provisions. The Company can provide no assurance that the tentative agreement will be approved. Under the Railway Labor Act (RLA), the parties' current agreement remains in effect until an amended agreement is ratified.
In March 2016, under the supervision of the NMB, the Company and AFA-CWA reached a tentative agreement for a five-year contract with the Company's flight attendants. In May 2016, the flight attendants voted to approve the new five-year contract with the Company. In connection with this agreement, the Company paid a $9.6 million ratification incentive payment to the flight attendants recorded within salaries, wages and benefits in the statement of operations. Of the total ratification incentive, $8.4 million was recorded during 2016 as the remaining $1.2 million was previously accrued in 2015.
In December 2017, the Professional Airline Flight Control Association (“PAFCA”) filed an application with the NMB seeking to represent our dispatchers, who are currently represented by the TWU. In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election will close on February 20, 2018.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $3.9 million and $5.7 million, for health care claims as of December 31, 2017, and 2016, respectively, recorded within other current liabilities on the Company's balance sheet.

17.	Fair Value Measurements

Notes to Financial Statements—(Continued)

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

The Company does not elect hedge accounting on its fuel derivative instruments, if any. As a result, the Company records the fair value adjustment of any fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within prepaid expenses and other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective date. Fair values of any fuel derivative instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company offsets fair value amounts recognized for any derivative instruments executed with the same counterparty under a master netting arrangement. The Company determines fair value of any jet fuel options utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The fair value of the Company's jet fuel swaps, if any, are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model, yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it concluded that holding other inputs constant, a significant increase (decrease) in implied volatility would result in significantly higher (lower) determination of fair value measurement for the Company's aircraft fuel derivatives. As of December 31, 2017 and 2016, the Company had no outstanding jet fuel derivatives.

Long-term Debt
The estimated fair value of the Company's non publicly held debt agreements has been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly held

Notes to Financial Statements—(Continued)

debt agreements has been determined to be Level 2 as the Company utilizes quoted market prices to estimate the fair value of it's public long-term debt.
The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2017 and December 31, 2016, were as follows:

	As of December 31,
	2017		2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
Senior term loans	$417.9	$435.3	$451.9	463.9	Level 3
Junior term loans	39.3	40.4	47.1	48.1	Level 3
Fixed-rate loans	518.0	528.6	—	N/A	Level 3
2015-1 EETC Class A	408.6	420.9	409.8	416.0	Level 2
2015-1 EETC Class B	92.0	94.2	103.6	105.7	Level 2
2017-1 EETC Class AA	37.5	37.4	—	N/A	Level 2
2017-1 EETC Class A	12.5	12.6	—	N/A	Level 2
2017-1 EETC Class B	13.8	13.8	—	N/A	Level 2
Total long-term debt	$1,539.6	$1,583.2	$1,012.4	$1,033.7

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2017 and December 31, 2016 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at December 31, 2017 and December 31, 2016 are comprised of available-for-sale asset-backed securities with contractual maturities of twelve months or less and are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 6, Short-term Investment Securities.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$800.8	$800.8	$—	$—
Short-term investment securities	100.9	100.9	—	—
Total assets	$901.7	$901.7	$—	$—

Total liabilities	$—	$—	$—	$—

Notes to Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2016
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$700.9	$700.9	$—	$—
Short-term investment securities	100.2	100.2	—	—
Total assets	$801.1	$801.1	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2017 or 2016.

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

18.	Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation (DOT) area are summarized below:

	2017	2016	2015
	(in millions)
DOT—Domestic	$2,435.9	$2,136.2	$1,940.2
DOT—Latin America	211.8	185.8	201.3
Total	$2,647.7	$2,322.0	$2,141.5

During 2017, 2016 and 2015, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

19.	Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2017 and 2016 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per share amounts)
2017
Operating revenue	$591,746	$701,682	$687,231	$667,007
Operating income	59,405	132,736	104,104	92,546
Net income (1)	31,935	78,143	60,190	250,338
Basic earnings per share (1)	0.46	1.13	0.87	3.64
Diluted earnings per share (1)	0.46	1.12	0.87	3.63

2016
Operating revenue	$538,143	$584,133	$621,329	$578,351
Operating income	101,299	121,835	135,216	85,311
Net income	61,920	73,084	81,382	48,493
Basic earnings per share	0.87	1.03	1.17	0.70
Diluted earnings per share	0.86	1.03	1.17	0.70

(1) During the fourth quarter of 2017, the Company recorded a non-recurring income tax benefit of $199.3 million ($2.90 and $2.89 per basic and diluted share, respectively, for fourth quarter 2017) due to the enactment of the Tax Cuts and Jobs Act of 2017. For additional information, refer to Note 15, Income Taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Spirit Airlines, Inc. (the Company) as of December 31, 2017 and 2016, the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Certified Public Accountants
We have served as the Company’s auditor since 1995.

Miami, Florida
February 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Spirit Airlines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2017 and 2016, the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Certified Public Accountants

Miami, Florida
February 13, 2018

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Financial Statements for the year ended December 31, 2017. Ernst & Young LLP's report on our internal control over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2018 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2018 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2018 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2018 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2018 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2018 Proxy Statement, our 2018 Proxy Statement shall not be deemed to be filed as part of this Report.

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

4.18
Trust Supplement No. 2017-1AA, dated as of November 28, 2017, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.2 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.19
Trust Supplement No. 2017-1A, dated as of November 28, 2017, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.3 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.20
Trust Supplement No. 2017-1B, dated as of November 28, 2017, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.4 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.21
Revolving Credit Agreement (2017-1AA), dated as of November 28, 2017, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2017-1AA), as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider, filed as Exhibit 4.5 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.22
Revolving Credit Agreement (2017-1A), dated as of November 28, 2017, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2017-1A), as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider, filed as Exhibit 4.6 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.23
Revolving Credit Agreement (2017-1B), dated as of November 28, 2017, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2017-1B), as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider, filed as Exhibit 4.7 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.24
Intercreditor Agreement (2017-1), dated as of November 28, 2017, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2017-1AA, as Trustee of the Spirit Airlines Pass Through Trust 2017-1A and as Trustee of the Spirit Airlines Pass Through Trust 2017-1B, Commonwealth Bank of Australia, New York Branch, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.8 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.25
Deposit Agreement (Class AA), dated as of November 28, 2017, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary, filed as Exhibit 4.9 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.26
Deposit Agreement (Class A), dated as of November 28, 2017, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary, filed as Exhibit 4.10 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.27
Deposit Agreement (Class B), dated as of November 28, 2017, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary, filed as Exhibit 4.11 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.28
Escrow and Paying Agent Agreement (Class AA), dated as of November 28, 2017, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1AA, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.12 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.29
Escrow and Paying Agent Agreement (Class A), dated as of November 28, 2017, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1A, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.13 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.30
Escrow and Paying Agent Agreement (Class B), dated as of November 28, 2017, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1B, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.14 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.31
Note Purchase Agreement, dated as of November 28, 2017, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent, filed as Exhibit 4.15 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.32
Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement), filed as Exhibit 4.16 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.33
Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement), filed as Exhibit 4.17 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.34
Form of Pass Through Trust Certificate, Series 2017-1AA (included in Exhibit A to Exhibit 4.2), filed as Exhibit 4.18 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.35
Form of Pass Through Trust Certificate, Series 2017-1A (included in Exhibit A to Exhibit 4.3), filed as Exhibit 4.19 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.36
Form of Pass Through Trust Certificate, Series 2017-1B (included in Exhibit A to Exhibit 4.4), filed as Exhibit 4.20 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.37	Form of Series 2017-1 Equipment Notes(included in Section 2.01 of Exhibit 4.17), filed as Exhibit 4.21 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

10.1+	General Release, dated January 14, 2014, between Spirit Airlines, Inc. and Ben Baldanza, filed as Exhibit 10.1 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

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

10.14†
Lease Modification and Extension Agreement, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc., filed as Exhibit 10.14 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.15†
Lease, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc., filed as Exhibit 10.15 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

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

10.35	Robert L. Fornaro Employment Agreement, filed as Exhibit 10.35 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.36	B. Ben Baldanza Separation Agreement, filed as Exhibit 10.36 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.37	B. Ben Baldanza General Release, filed as Exhibit 10.37 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.38	Theodore Botimer Severance and Release Agreement, filed as Exhibit 10.1 to the Company's Form 10-Q dated October 25, 2016, is hereby incorporated by reference.

10.39
Framework Agreement, dated as of March 29, 2017, by and between Spirit Airlines, Inc., BNP Paribas, certain financial institutions named therein, and Wilmington Trust Company, filed as Exhibit 10.1 to the Company's Form 10-Q dated April 28, 2017, is hereby incorporated by reference.

10.40	Spirit Airlines, Inc. 2017 Executive Severance Plan, filed as Exhibit 10.1 to the Company's Form 8-K dated August 22, 2017, is hereby incorporated by reference.

10.41	Form of Performance Award Grant Notice and Performance Award Agreement under the Spirit Airlines, Inc. 2015 Equity Incentive Award Plan.

10.42	Form of Severance and Release Agreement.

12.1	Computation of Ratio of Earnings to Fixed Charges.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.
Date: February 13, 2018	By:	/s/ Edward M. Christie
Edward M. Christie
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

Signature	Title	Date

/s/ Robert L. Fornaro	Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2018
Robert L. Fornaro
/s/ Edward M. Christie	President, Chief Financial Officer and Director (Principal Financial Officer)	February 13, 2018
Edward M. Christie
/s/ Brian J. McMenamy	Vice President, Controller (Principal Accounting Officer)	February 13, 2018
Brian J. McMenamy
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 13, 2018
H. McIntyre Gardner
/s/ Carlton D. Donaway	Director	February 13, 2018
Carlton D. Donaway
/s/ David G. Elkins	Director	February 13, 2018
David G. Elkins
/s/ Robert D. Johnson	Director	February 13, 2018
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 13, 2018
Barclay G. Jones
/s/ Myrna M. Soto	Director	February 13, 2018
Myrna M. Soto
/s/ Dawn M. Zier	Director	February 13, 2018
Dawn M. Zier