Form 10-Q
period 2018-03-31
Spirit Airlines, Inc.
filed 2018-04-26
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 19, 2018:

Class	Number of Shares
Common Stock, $0.0001 par value	68,250,665

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Operating revenues:
Passenger	$689,141	$572,287
Other	14,997	17,670
Total operating revenues	704,138	589,957

Operating expenses:
Aircraft fuel	204,646	139,782
Salaries, wages and benefits	155,096	127,138
Aircraft rent	50,191	57,070
Landing fees and other rents	49,630	40,448
Depreciation and amortization	39,373	31,509
Maintenance, materials and repairs	29,710	26,312
Distribution	30,631	25,772
Special charges	89,168	4,776
Loss on disposal of assets	848	1,105
Other operating	93,642	77,703
Total operating expenses	742,935	531,615

Operating income (loss)	(38,797)	58,342

Other (income) expense:
Interest expense	17,849	12,473
Capitalized interest	(2,252)	(3,580)
Interest income	(4,066)	(1,313)
Other expense	133	3
Special charges, non-operating	9,201	—
Total other (income) expense	20,865	7,583

Income (loss) before income taxes	(59,662)	50,759
Provision (benefit) for income taxes	(14,740)	19,498

Net income (loss)	$(44,922)	$31,261
Basic earnings per share	$(0.66)	$0.45
Diluted earnings per share	$(0.66)	$0.45
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$(44,922)	$31,261
Unrealized gain (loss) on short-term investment securities, net of deferred taxes of ($8) and ($8)	(23)	(13)
Interest rate derivative loss reclassified into earnings, net of taxes of $21 and $31	58	53
Other comprehensive income (loss)	$35	$40
Comprehensive income (loss)	$(44,887)	$31,301

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$898,457	$800,849
Short-term investment securities	101,254	100,937
Accounts receivable, net	52,313	49,323
Aircraft maintenance deposits, net	95,167	175,615
Income tax receivable	69,844	69,844
Prepaid expenses and other current assets	81,806	85,542
Total current assets	1,298,841	1,282,110

Property and equipment:
Flight equipment	2,853,431	2,291,110
Ground property and equipment	161,398	155,166
Less accumulated depreciation	(235,532)	(207,808)
	2,779,297	2,238,468
Deposits on flight equipment purchase contracts	205,040	253,687
Long-term aircraft maintenance deposits	149,751	150,617
Deferred heavy maintenance, net	138,942	99,915
Other long-term assets	82,560	121,003
Total assets	$4,654,431	$4,145,800

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$31,674	$22,822
Air traffic liability	357,193	263,711
Current maturities of long-term debt and capital leases	280,281	115,430
Other current liabilities	378,178	262,370
Total current liabilities	1,047,326	664,333

Long-term debt, less current maturities	1,570,926	1,387,498
Deferred income taxes	292,888	308,814
Deferred gains and other long-term liabilities	23,486	22,581
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	363,230	360,153
Treasury stock, at cost	(66,813)	(65,854)
Retained earnings	1,424,810	1,469,732
Accumulated other comprehensive loss	(1,429)	(1,464)
Total shareholders’ equity	1,719,805	1,762,574
Total liabilities and shareholders’ equity	$4,654,431	$4,145,800
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$(44,922)	$31,261
Adjustments to reconcile net income to net cash provided by operations:
Losses reclassified from other comprehensive income	79	84
Stock-based compensation	3,075	2,816
Allowance for doubtful accounts (recoveries)	(7)	(30)
Amortization of deferred gains and losses and debt issuance costs	1,624	3,351
Depreciation and amortization	39,373	31,509
Deferred income tax expense (benefit)	(20,266)	19,474
Loss on disposal of assets	848	1,105
Lease termination costs	—	4,776
Special charges, non-operating	9,201	—

Changes in operating assets and liabilities:
Accounts receivable	(2,983)	(7,526)
Aircraft maintenance deposits, net	14,844	(12,774)
Prepaid income taxes	—	(846)
Long-term deposits and other assets	3,512	(13,559)
Deferred heavy maintenance	(50,712)	(9,558)
Accounts payable	6,227	18,937
Air traffic liability	93,483	104,285
Other liabilities	117,779	(382)
Other	(20)	115
Net cash provided by operating activities	171,135	173,038
Investing activities:
Purchase of available-for-sale investment securities	(30,853)	(24,490)
Proceeds from the maturity of available-for-sale investment securities	30,504	24,219
Pre-delivery deposits for flight equipment, net of refunds	(41,580)	(44,752)
Capitalized interest	(1,500)	(1,647)
Purchase of property and equipment	(237,221)	(111,141)
Net cash used in investing activities	(280,650)	(157,811)
Financing activities:
Proceeds from issuance of long-term debt	227,128	115,526
Proceeds from stock options exercised	2	—
Payments on debt and capital lease obligations	(18,847)	(10,235)
Repurchase of common stock	(959)	(1,034)
Debt issuance costs	(201)	(2,274)
Net cash provided by financing activities	207,123	101,983
Net (decrease) increase in cash and cash equivalents	97,608	117,210
Cash and cash equivalents at beginning of period	800,849	700,900
Cash and cash equivalents at end of period	$898,457	$818,110
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$8,569	$3,943
Income taxes paid, net of refunds	$679	$2,881
Non-cash transactions:
Capital expenditures funded by capital lease borrowings	$(237,042)	$(130)

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the Company). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 13, 2018.
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
Certain prior period amounts have been reclassified to conform to the current year's presentation and the adoption of Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09) "Revenue from Contracts with Customers".

2.	Recent Accounting Developments

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09) "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this guidance on January 1, 2018 utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. The most significant impact of this ASU is the elimination of the incremental cost method for frequent flier program accounting, which requires the Company to re-value and record a liability associated with customer flight miles earned as part of the Company’s frequent flier program with a relative fair value approach. The classification and timing of recognition of certain ancillary fees is also impacted by the adoption of ASU 2014-09. While the adoption did not have a significant impact on earnings, the classification of certain revenues, such as bags, seats and other travel-related fees are now deemed part of the single performance obligation of providing passenger transportation. Refer to Note 4, Revenue Recognition for information regarding the Company's adoption of ASU 2014-09 and to Note 5, Revenue Disaggregation for the presentation of passenger revenues disaggregated by fare and non-fare.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10).” ASU 2016-01 makes several modifications to Subtopic 825-10 including the elimination of the available-for-sale classification of equity investments, and requires equity investments with readily determinable fair values to be measured at fair value with changes in fair value recognized in net income. ASU 2016-01 is effective for the Company for interim and annual periods beginning January 1, 2018. The Company adopted this guidance on January 1, 2018 with no material impact on the financial statements.

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will generally require all leases with durations greater than twelve months to be recognized on the condensed balance sheet and is effective for the Company in the first quarter of 2019, with early adoption permitted. The Company is currently evaluating the new guidance and believes adoption of this standard will have a significant impact on its condensed balance sheets although adoption is not expected to significantly change the recognition, measurement or presentation of lease expenses within the statements of

Notes to Condensed Financial Statements—(Continued)

operations and cash flows. Refer to Note 10, Commitments and Contingencies for information regarding the Company's undiscounted future lease payments and the timing of those payments.

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

Statement of Cash Flows

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows." The standard is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2018. The Company adopted this guidance on January 1, 2018 with no material impact on the financial statements.

Income Taxes

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740) - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The standard amends Accounting Standards Codification 740, Income Taxes (ASC 740) to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the Tax Act) pursuant to Staff Accounting Bulletin No. 118. The provisional income tax amounts recorded may be affected as the Company gains a more thorough understanding of the tax law, including those related to the deductibility of acquired assets, state tax treatment and amounts related to employee compensation. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

3.	Special Charges

During the three months ended March 31, 2018, under the guidance of the National Mediation Board (NMB), the Company effectively negotiated and amended the collective bargaining agreement with the Air Line Pilots Association, International (ALPA). In connection with the amended agreement, the Company recorded $89.2 million in special charges within operating expenses in the statement of operations. The total amount includes a one-time $80.7 million ratification incentive bonus, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. The ratification incentive bonus is expected to be paid during the second quarter of 2018.

During the three months ended March 31, 2018, the Company recorded $9.2 million in special charges, non-operating within other (income) expense in the statement of operations. On March 28, 2018, the Company entered into an aircraft sale agreement to acquire fourteen A319-100 aircraft previously operated by the Company under operating leases. The agreement provides for the purchase by the Company of each aircraft to occur during the second quarter 2018. The aggregate gross purchase price for the 14 aircraft is $285.0 million, and the payment of the price for each aircraft at the time of the sale will be comprised of a cash payment net of the amount of maintenance reserves and security deposits for such aircraft held by the applicable lessor pursuant to the lease for such aircraft. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. The capital lease assets have been recorded at the fair value of the aircraft. The obligation will be accreted up to the net cash payment price with interest charges recognized in special charges, non-operating in the statement of operations. The Company determined the valuation of the aircraft based on third-party appraisals considering the condition of the aircraft (a Level 3 measurement).

During the three months ended March 31, 2017, the Company purchased one engine which was previously financed under an operating lease agreement. The purchase price of the engine was $8.1 million, comprised of a cash payment of $3.8 million and the non-cash application of maintenance reserves and security deposits held by the previous lessor of $4.3 million. The Company estimated the fair value of the engine to be $3.1 million and has recorded the purchased engine at fair value within flight equipment on the condensed balance sheets. The Company determined the valuation of the engine based on a third-party appraisal considering the condition of the engine (a Level 3 measurement). The Company recognized $4.8 million

Notes to Condensed Financial Statements—(Continued)

as a cost of terminating the lease within special charges on the condensed statement of operations, made up of the excess of the purchase price paid over the fair value of the engine, less other non-cash items of $0.2 million.

4.	Revenue Recognition

Passenger revenues

Fare revenues. Tickets sold are initially deferred as “air traffic liability.” Passenger fare revenues are recognized at time of departure when transportation is provided. All tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. Passenger revenues reported prior to the adoption of ASU 2014-09 are now reported as fare revenues within passenger revenues in the Company's disaggregated revenue table within Note 5, Revenue Disaggregation.
As of December 31, 2017 and 2016, the Company had air traffic liability (ATL) balances of  $263.7 million and $220.2 million, respectively. During the three months ended March 31, 2018, substantially all of the ATL balance as of December 31, 2017 has been recognized. The remaining balance of the December 31, 2017 liability is expected to be recognized during 2018.

Non-fare revenues.The adoption of ASU 2014-09 impacted the classification of certain ancillary items such as bags, seats and other travel-related fees, since they are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are now recognized in non-fare revenues within passenger revenues in the Company's disaggregated revenue table within Note 5, Revenue Disaggregation.

Other. Other revenue primarily consists of the marketing component of the sale of frequent flyer miles to the Company's credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

Changes and cancellations. Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which generally expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and the Company’s other service offerings. Both the service charge and credit shell amounts are recorded as deferred revenue, net of the amount expected to expire, which is recognized as revenue upon issuance of the credit shell and is estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. However, given the relatively short period of time to expiration, this does not have a significant impact on the Company's financial statements.

Frequent Flyer Program

The Company's frequent flyer program generates customer loyalty by rewarding customers with mileage credits to travel on Spirit. When traveling, customers earn redeemable mileage credits for each mile flown on Spirit. Customers can also earn mileage credits through participating companies such as the co-branded Spirit credit card. Mileage credits are redeemable by customers in future periods for air travel on Spirit.

To reflect the mileage credits earned, the program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) mileage credits earned with travel and (2) mileage credits sold to co-branded credit card partner.

The adoption of the ASU eliminated the incremental cost method for frequent flier program accounting, which required the Company to re-value and record a liability associated with customer flight miles earned with travel as part of the Company’s frequent flier program with a relative fair value. Upon adoption of the ASU on January 1, 2018, the Company recorded an increase to its air traffic liability of $12.4 million.

Passenger ticket sales earning mileage credits. Passenger ticket sales earning mileage credits provide customers with (1) mileage credits earned and (2) air transportation. The Company values each performance obligation on a standalone basis. To value the mileage credits earned, the Company considers the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash, which is referred to as equivalent ticket value (ETV).

The Company defers revenue for the mileage credits when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. The Company records the air transportation portion of the passenger ticket sales in air traffic liability and recognizes passenger revenue when transportation is provided or if the ticket goes unused.

Notes to Condensed Financial Statements—(Continued)

Sale of mileage credits. Customers may earn mileage credits based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell mileage credits. The contract to sell mileage credits under this agreement has multiple performance obligations. During the three months ended March 31, 2018 and 2017, total cash sales from this agreement was $10.0 million and $11.7 million, respectively, which are allocated to travel and other performance obligations, as discussed below.

The Company's co-brand credit card agreement provides for joint marketing where cardholders earn mileage credits for making purchases using co-branded cards. During 2015, the Company extended its agreement with the administer of the FREE SPIRIT affinity credit card program to extend through 2022. The Company accounts for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative selling prices of those products and services, which generally consists of (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. The Company determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts.

The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on the balance sheet and recognizes loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as miles are delivered.

Mileage breakage. For mileage credits that the Company estimate are not likely to be redeemed ("breakage"), the Company recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years.

Current activity of frequent flyer program. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the frequent flyer deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

Notes to Condensed Financial Statements—(Continued)

The following tables show adjustments made due to the adoption of Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09) "Revenue from Contracts with Customers" on the December 31, 2017 and 2016 statements of operations, respectively. Previously reported results were derived from audited financial statements included in Company's Annual Report on Form 10-K for the fiscal years ended December 31, 2017 and December 31, 2016, as applicable.

	Year ended December 31, 2017
	(in thousands, except share and per share data)
	As Reported	Topic 606 Adjustment	As Adjusted
Operating revenues:
Passenger	$1,366,034	$1,206,853	$2,572,887
Other	1,281,632	(1,210,967)	70,665
Total operating revenues	2,647,666	(4,114)	2,643,552

Operating expenses:
Aircraft fuel	615,581	—	615,581
Salaries, wages and benefits	527,959	—	527,959
Aircraft rent	205,852	—	205,852
Landing fees and other rents	180,655	—	180,655
Depreciation and amortization	140,152	—	140,152
Maintenance, materials and repairs	110,439	—	110,439
Distribution	113,620	(148)	113,472
Special charges	12,629	—	12,629
Loss on disposal of assets	4,168	—	4,168
Other operating	347,820	—	347,820
Total operating expenses	2,258,875	(148)	2,258,727

Operating income	388,791	(3,966)	384,825

Other (income) expense:
Interest expense	57,302	—	57,302
Capitalized interest	(13,793)	—	(13,793)
Interest income	(8,736)	—	(8,736)
Other expense	366	—	366
Total other (income) expense	35,139	—	35,139

Income before income taxes	353,652	(3,966)	349,686
Provision (benefit) for income taxes	(66,954)	1,118	(65,836)

Net income	$420,606	$(5,084)	$415,522
Basic earnings per share	$6.08	$(0.07)	$6.00
Diluted earnings per share	$6.06	$(0.07)	$5.99

Notes to Condensed Financial Statements—(Continued)

	Year ended December 31, 2016
	(in thousands, except share and per share data)
	As Reported	Topic 606 Adjustment	As Adjusted
Operating revenues:
Passenger	$1,200,621	$1,057,180	$2,257,801
Other	1,121,335	(1,059,115)	62,220
Total operating revenues	2,321,956	(1,935)	2,320,021

Operating expenses:
Salaries, wages and benefits	472,471	—	472,471
Aircraft fuel	447,553	—	447,553
Aircraft rent	201,675	—	201,675
Landing fees and other rents	151,679	—	151,679
Depreciation and amortization	101,136	—	101,136
Maintenance, materials and repairs	98,587	—	98,587
Distribution	96,627	268	96,895
Special charges	37,189	—	37,189
Loss on disposal of assets	4,187	—	4,187
Other operating	267,191	—	267,191
Total operating expenses	1,878,295	268	1,878,563

Operating income	443,661	(2,203)	441,458

Other (income) expense:
Interest expense	41,654	—	41,654
Capitalized interest	(12,705)	—	(12,705)
Interest income	(5,276)	—	(5,276)
Other expense	528	—	528
Total other (income) expense	24,201	—	24,201

Income before income taxes	419,460	(2,203)	417,257
Provision (benefit) for income taxes	154,581	(807)	153,774

Net income	$264,879	$(1,396)	$263,483
Basic earnings per share	$3.77	$(0.02)	$3.75
Diluted earnings per share	$3.76	$(0.02)	$3.74

Notes to Condensed Financial Statements—(Continued)

The following table shows adjusted balances after the adoption of ASU 2014-09, "Revenue from Contracts with Customers" on the quarterly statements of operations for each quarter of 2017.

	For the Quarter ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except share and per share data)
Operating revenues:
Passenger	$572,287	$680,880	$669,072	$650,647
Other	17,670	19,305	18,155	15,535
Total operating revenues	589,957	700,185	687,227	666,182

Operating expenses:
Aircraft fuel	139,782	142,294	158,300	175,205
Salaries, wages and benefits	127,138	129,892	134,114	136,815
Aircraft rent	57,070	52,566	53,396	42,820
Landing fees and other rents	40,448	45,592	48,498	46,117
Depreciation and amortization	31,509	35,331	36,840	36,472
Maintenance, materials and repairs	26,312	28,985	26,176	28,966
Distribution	25,772	29,835	29,695	28,170
Special charges	4,776	—	7,853	—
Loss on disposal of assets	1,105	1,493	516	1,054
Other operating	77,703	102,885	87,965	79,267
Total operating expenses	531,615	568,873	583,353	574,886

Operating income	58,342	131,312	103,874	91,296

Other (income) expense:
Interest expense	12,473	13,746	15,018	16,065
Capitalized interest	(3,580)	(3,342)	(3,203)	(3,668)
Interest income	(1,313)	(1,828)	(2,605)	(2,990)
Other expense	3	104	114	145
Total other (income) expense	7,583	8,680	9,324	9,552

Income before income taxes	50,759	122,632	94,550	81,744
Provision (benefit) for income taxes	19,498	45,391	34,506	(165,231)

Net income	$31,261	$77,241	$60,044	$246,975
Basic earnings per share	$0.45	$1.11	$0.87	$3.59
Diluted earnings per share	$0.45	$1.11	$0.86	$3.58

Notes to Condensed Financial Statements—(Continued)

The following table shows quarterly adjustments made due to the adoption of ASU 2014-09, "Revenue from Contracts with Customers" on the statements of operations for 2017.

		Adjustments, for the Quarter ended
	Full Year 2017 As Reported	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	Full Year 2017 Adjusted
	(in thousands, except share and per share data)
Operating revenues:
Passenger	$1,366,034	$272,525	$308,959	$312,865	$312,504	$2,572,887
Other	1,281,632	(274,314)	(310,455)	(312,869)	(313,329)	70,665
Total operating revenues	2,647,666	(1,789)	(1,496)	(4)	(825)	2,643,552

Operating expenses:
Aircraft fuel	615,581	—	—	—	—	615,581
Salaries, wages and benefits	527,959	—	—	—	—	527,959
Aircraft rent	205,852	—	—	—	—	205,852
Landing fees and other rents	180,655	—	—	—	—	180,655
Depreciation and amortization	140,152	—	—	—	—	140,152
Maintenance, materials and repairs	110,439	—	—	—	—	110,439
Distribution	113,620	(726)	(73)	226	425	113,472
Special charges	12,629	—	—	—	—	12,629
Loss on disposal of assets	4,168	—	—	—	—	4,168
Other operating	347,820	—	—	—	—	347,820
Total operating expenses	2,258,875	(726)	(73)	226	425	2,258,727

Operating income	388,791	(1,063)	(1,423)	(230)	(1,250)	384,825

Other (income) expense:
Interest expense	57,302	—	—	—	—	57,302
Capitalized interest	(13,793)	—	—	—	—	(13,793)
Interest income	(8,736)	—	—	—	—	(8,736)
Other expense	366	—	—	—	—	366
Total other (income) expense	35,139	—	—	—	—	35,139

Income before income taxes	353,652	(1,063)	(1,423)	(230)	(1,250)	349,686
Provision (benefit) for income taxes	(66,954)	(389)	(522)	(84)	2,113	(65,836)

Net income	$420,606	$(674)	$(901)	$(146)	$(3,363)	$415,522
Basic earnings per share	$6.08	$(0.01)	$(0.01)	$—	$(0.05)	$6.00
Diluted earnings per share	$6.06	$(0.01)	$(0.01)	$—	$(0.05)	$5.99

Notes to Condensed Financial Statements—(Continued)

The following tables show adjustments made due to the adoption of Accounting Standards Update (ASU) No. 2014-09, (ASU 2014-09) "Revenue from Contracts with Customers" on the December 31, 2017 and 2016 balance sheets, respectively. Previously reported results were derived from audited financial statements included in Company's Annual Report on Form 10-K for the fiscal years ended December 31, 2017 and December 31, 2016, as applicable.

	Year ended December 31, 2017
	(in thousands)
	As Reported	Topic 606 Adjustment	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$800,849	$—	$800,849
Short-term investment securities	100,937	—	100,937
Accounts receivable, net	49,323	—	49,323
Aircraft maintenance deposits, net	175,615	—	175,615
Income tax receivable	69,844	—	69,844
Prepaid expenses and other current assets	83,692	1,850	85,542
Total current assets	1,280,260	1,850	1,282,110

Property and equipment:
Flight equipment	2,291,110	—	2,291,110
Ground property and equipment	155,166	—	155,166
Less accumulated depreciation	(207,808)	—	(207,808)
	2,238,468	—	2,238,468
Deposits on flight equipment purchase contracts	253,687	—	253,687
Long-term aircraft maintenance deposits	150,617	—	150,617
Deferred heavy maintenance, net	99,915	—	99,915
Other long-term assets	121,003	—	121,003
Total assets	$4,143,950	$1,850	$4,145,800

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,822	$—	$22,822
Air traffic liability	246,404	17,307	263,711
Current maturities of long-term debt	115,430	—	115,430
Other current liabilities	262,370	—	262,370
Total current liabilities	647,026	17,307	664,333

Long-term debt, less current maturities	1,387,498	—	1,387,498
Deferred income taxes	313,140	(4,326)	308,814
Deferred gains and other long-term liabilities	19,205	3,376	22,581
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2017; 69,770,795 issued and 68,196,964 outstanding as of December 31, 2017	7	—	7
Additional paid-in-capital	360,153	—	360,153
Treasury stock, at cost: 1,573,831 shares as of December 31, 2017	(65,854)	—	(65,854)
Retained earnings	1,484,239	(14,507)	1,469,732
Accumulated other comprehensive loss	(1,464)	—	(1,464)
Total shareholders’ equity	1,777,081	(14,507)	1,762,574
Total liabilities and shareholders’ equity	$4,143,950	$1,850	$4,145,800

Notes to Condensed Financial Statements—(Continued)

	Year ended December 31, 2016
	(in thousands)
	As Reported	Topic 606 Adjustment	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$700,900	$—	$700,900
Short-term investment securities	100,155	—	100,155
Accounts receivable, net	41,136	—	41,136
Aircraft maintenance deposits, net	87,035	—	87,035
Income tax receivable	—	—	—
Prepaid expenses and other current assets	46,619	1,702	48,321
Total current assets	975,845	1,702	977,547

Property and equipment:
Flight equipment	1,461,525	—	1,461,525
Ground property and equipment	126,206	—	126,206
Less accumulated depreciation	(122,509)	—	(122,509)
	1,465,222	—	1,465,222
Deposits on flight equipment purchase contracts	325,688	—	325,688
Long-term aircraft maintenance deposits	199,415	—	199,415
Deferred heavy maintenance, net	75,534	—	75,534
Other long-term assets	110,223	—	110,223
Total assets	$3,151,927	$1,702	$3,153,629

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,193	$—	$15,193
Air traffic liability	206,392	13,792	220,184
Current maturities of long-term debt	84,354	—	84,354
Other current liabilities	226,011	—	226,011
Total current liabilities	531,950	13,792	545,742

Long-term debt, less current maturities	897,359	—	897,359
Deferred income taxes	308,143	(5,443)	302,700
Deferred gains and other long-term liabilities	19,868	2,776	22,644
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2016; 73,549,872 issued and 69,326,202 outstanding as of December 31, 2016	7	—	7
Additional paid-in-capital	551,004	—	551,004
Treasury stock, at cost: 4,223,670 shares as of December 31, 2016	(218,692)	—	(218,692)
Retained earnings	1,063,633	(9,423)	1,054,210
Accumulated other comprehensive loss	(1,345)	—	(1,345)
Total shareholders’ equity	1,394,607	(9,423)	1,385,184
Total liabilities and shareholders’ equity	$3,151,927	$1,702	$3,153,629

Notes to Condensed Financial Statements—(Continued)

5.	Revenue Disaggregation
Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the first quarter of 2018 and each quarter of 2017.

	For the Quarter ended
	March 31, 2018	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands)
Operating revenues:
Fare	$342,695	$299,035	$371,443	$355,593	$337,324
Non-fare	346,446	273,252	309,437	313,479	313,323
Total passenger revenues	689,141	572,287	680,880	669,072	650,647
Other revenues	14,997	17,670	19,305	18,155	15,535
Total operating revenues	704,138	589,957	700,185	687,227	666,182
The following table shows disaggregated operating revenues for years ended December 31, 2017 and 2016.

	Year ended December 31,
	2017			2016
	(in thousands)
	As Reported	Topic 606 Adjustment	As Adjusted	As Reported	Topic 606 Adjustment	As Adjusted
Operating revenues:
Fare	$1,366,034	$(2,639)	$1,363,395	$1,200,621	$(2,514)	$1,198,107
Non-fare	—	1,209,492	1,209,492	—	1,059,694	1,059,694
Total passenger revenues	1,366,034	1,206,853	2,572,887	1,200,621	1,057,180	2,257,801
Other revenues	1,281,632	(1,210,967)	70,665	1,121,335	(1,059,115)	62,220
Total operating revenues	2,647,666	(4,114)	2,643,552	2,321,956	(1,935)	2,320,021

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation (DOT) area are summarized below:

	For the Quarter ended March 31,
	2018	2017
	(in millions)
DOT—Domestic	$647.8	$543.9
DOT—Latin America	56.3	46.0
Total	$704.1	$589.9

Notes to Condensed Financial Statements—(Continued)

6.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per share amounts)
Numerator
Net income	$(44,922)	$31,261
Denominator
Weighted-average shares outstanding, basic	68,222	69,348
Effect of dilutive stock awards	—	244
Adjusted weighted-average shares outstanding, diluted	68,222	69,592
Net income per share
Basic earnings per common share	$(0.66)	$0.45
Diluted earnings per common share	$(0.66)	$0.45

Anti-dilutive weighted-average shares	324	88

7.	Short-term Investment Securities

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

As of March 31, 2018 and December 31, 2017, the Company had $101.3 million and $100.9 million in short-term available-for-sale investment securities, respectively. During the three months ended March 31, 2018, these investments earned interest income at a weighted-average fixed rate of approximately 1.5%. For the three months ended March 31, 2018 and 2017, an unrealized loss of $23 thousand and an unrealized loss of $13 thousand, net of deferred taxes of $8 thousand and $8 thousand, respectively, was recorded within accumulated other comprehensive income (AOCI) related to these investment securities. The Company has not recognized any realized gains or losses related to these securities as the Company has not transacted any sale of these securities. As of March 31, 2018 and December 31, 2017, $128 thousand and $105 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8.	Accrued Liabilities
Other current liabilities as of March 31, 2018 and December 31, 2017 consist of the following:

	March 31, 2018	December 31, 2017
	(in thousands)
Salaries and wages	$145,995	$54,338
Federal excise and other passenger taxes and fees payable	55,723	42,036
Airport obligations	54,685	56,299
Aircraft maintenance	47,221	33,033
Interest payable	20,035	11,384
Fuel	19,971	25,171
Aircraft and facility lease obligations	11,864	16,992
Other	22,684	23,117
Other current liabilities	$378,178	$262,370

Notes to Condensed Financial Statements—(Continued)

9.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. As of March 31, 2018, the Company did not hold any derivatives with requirements to post collateral.

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

The Company accounts for any fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during the three months ended March 31, 2018 and 2017 and did not have any outstanding fuel derivatives as of March 31, 2018 and December 31, 2017. Historically, the Company has not elected hedge accounting on any fuel derivative instruments entered into and, as a result, changes in the fair value of fuel derivative contracts, if any, were recorded in aircraft fuel expense.
Interest Rate Swaps
During 2015, the Company settled six forward interest rate swaps that were designed to fix the benchmark interest rate component of the interest payments on the debt related to three Airbus A321 aircraft, which the Company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps were designated as cash flow hedges. The Company accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). As of March 31, 2018 and December 31, 2017, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the three months ended March 31, 2018 and 2017, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. For the three months ended March 31, 2018 and 2017, the Company reclassified interest rate swap losses of $58 thousand and $53 thousand, net of tax of $21 thousand and $31 thousand, respectively, into earnings. As of March 31, 2018 and December 31, 2017, $1.3 million and $1.4 million, net of tax, respectively, remained in AOCI, related to these instruments.

10.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. During the first quarter of 2018, the Company negotiated revisions to its A320 aircraft order. The Company originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revision, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft and are scheduled to be delivered in 2018 and 2019. As of March 31, 2018, the Company's aircraft orders consisted of the following:

Notes to Condensed Financial Statements—(Continued)

	Airbus
	A320ceo	A320neo	Total
2018	8		8
2019	2	9	11
2020		16	16
2021		18	18
	10	43	53

On March 28 2018, the Company entered into an aircraft sale agreement to purchase 14 A319s, which were previously financed under operating lease agreements. The purchase of all 14 aircraft are scheduled throughout the second quarter of 2018, for an aggregate gross purchase price of $285.0 million, which will be comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. As a result, the Company recorded a short term capital lease asset of $236.7 million within flight equipment and a short-term capital lease obligation of $143.8 million, net of the related maintenance reserves and security deposits, within current maturities of long-term debt and capital leases on the balance sheet as of March 31, 2018. These short-term balances will settle in the second quarter of 2018 with the purchase of the aircraft. The capital lease assets and obligations have been recorded at the fair value of the aircraft. The obligation will be accreted up to the net cash payment price with interest charges recognized in special charges, non-operating in the statement of operations.
During the first quarter of 2018, the Company entered into an agreement to purchase six new engines. As of March 31, 2018, the Company had purchased two of the six new engines, unencumbered. The Company also has three spare engine orders for V2500 SelectTwo engines with International Aero Engines (IAE) and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2018 through 2023. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $445.7 million for the remainder of 2018, $600.7 million in 2019, $821.3 million in 2020, $785.1 million in 2021, $16.8 million in 2022, and $7.9 million in 2023 and beyond. As of March 31, 2018, the Company had secured debt financing commitments of $129.5 million for 4 aircraft, scheduled for delivery in the remainder of 2018, and did not have financing commitments in place for the remaining 49 Airbus aircraft currently on firm order, which are scheduled for delivery in 2018 through 2021.
Interest commitments related to the secured debt financing of 52 delivered aircraft as of March 31, 2018 are $56.5 million for the remainder of 2018, $63.7 million in 2019, $57.9 million in 2020, $52.3 million in 2021, $46.7 million in 2022, and $163.3 million in 2023 and beyond. For principal commitments related to these financed aircraft, refer to Note 12, Debt and Other Obligations. As of March 31, 2018, principal and interest commitments related to the Company's future secured debt financing of four undelivered aircraft under the Series 2017-1 EETC are approximately $3.3 million for the remainder of 2018, $16.1 million in 2019, $14.7 million in 2020, $11.7 million in 2021, $11.2 million in 2022, and $108.7 million in 2023 and beyond.
As of March 31, 2018, the Company had a fleet consisting of 118 A320 family aircraft. As of March 31, 2018, the Company had 58 aircraft financed under operating leases with lease term expirations between 2020 and 2029 and owned 60 aircraft, of which 8 were purchased off lease and are currently unencumbered. In addition, as of March 31, 2018, the Company had 12 spare engines financed under operating leases with lease term expiration dates ranging from 2019 to 2027, and owned 5 spare engines of which 1 was purchased off lease and all 5 are currently unencumbered. One of the Company's leased aircraft has variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate). The Company entered into sale leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred gains and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
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

Notes to Condensed Financial Statements—(Continued)

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
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. (Airbus) to reconfigure the seating and increase capacity in 40 of the Company’s A320ceos from 178 to 182 seats (reconfiguration). The reconfiguration of the aircraft commenced in the first quarter of 2016 and is expected to be completed in the second quarter of 2018. As of March 31, 2018, the Company had no further commitments. The amounts related to the reconfiguration are capitalized within flight equipment on the balance sheet.

Future minimum lease payments under capital leases and noncancellable operating leases at March 31, 2018 were as follows:

	Capital Leases	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Capital Lease Obligations
	(in thousands)
2018	$208,246	$153,151	$37,824	$399,221
2019	625	190,172	40,964	231,761
2020	249	181,116	27,149	208,514
2021	28	170,845	16,729	187,602
2022	—	150,414	18,780	169,194
2023 and thereafter	—	419,925	181,444	601,369
Total minimum lease payments	$209,148	$1,265,623	$322,890	$1,797,661
Less amount representing interest	64,043
Present value of minimum lease payments	$145,105
Less current portion	144,392
Long-term portion	$713

The majority of the Company's capital lease obligations relate to aircraft capital leases that will settle in 2018. The remaining amounts primarily relate to the lease of computer equipment used by the Company's flight crew. Payments related to the lease of computer equipment are fixed for the 3-year term of the lease.
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid or expected to be paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed, and probable and estimable return condition obligations. The Company expects supplemental rent to increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft.
Some of the Company’s aircraft and engine master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $6.6 million for the remainder of 2018, $5.9 million in 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, and $12.9 million in 2023 and beyond. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of March 31, 2018, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.

Notes to Condensed Financial Statements—(Continued)

The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, new airport kiosks and other miscellaneous subscriptions and services as of March 31, 2018: $7.7 million for the remainder of 2018, $12.2 million in 2019, $12.3 million in 2020, $9.5 million in 2021, $9.7 million in 2022, and $64.6 million thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of March 31, 2018 and December 31, 2017, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of March 31, 2018 and December 31, 2017, was $406.0 million and $286.3 million, respectively.
Employees
The Company has four union-represented employee groups that together represented approximately 75% of all employees at March 31, 2018. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of March 31, 2018.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	February 2023	27%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021	44%
Dispatchers	Professional Airline Flight Control Association (PAFCA)	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	3%
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board (NMB) to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the new five-year agreement with the Company. The new agreement includes a one-time ratification incentive and other negotiated contractual provisions of which were recorded within special charges in the condensed statement of operations for the three months ended March 31, 2018. For additional information, refer to Note 3, Special Charges.

In December 2017, the Professional Airline Flight Control Association (“PAFCA”) filed an application with the NMB seeking to represent the Company's dispatchers, who were previously represented by the Transport Workers Union (TWU). In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election took place through February 20, 2018 and the dispatchers elected to be represented by the PAFCA.

Notes to Condensed Financial Statements—(Continued)

The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.0 million and $3.9 million in health care claims as of March 31, 2018 and December 31, 2017, respectively.

11.	Fair Value Measurements
Under ASC 820, "Fair Value Measurements and Disclosures", disclosures relating to how fair value is determined for assets and liabilities are required, and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs, as follows:
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

The fair value of the Company's jet fuel swaps, if any, are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. Based on the Company's assessment of the valuation model's sensitivity to changes in implied volatility, it concluded that holding other inputs constant, a significant increase (decrease) in implied volatility would result in a significantly higher

Notes to Condensed Financial Statements—(Continued)

(lower) determination of fair value measurement for the Company's aircraft fuel derivatives. As of March 31, 2018 and December 31, 2017, the Company had no outstanding jet fuel derivatives.
Long-Term Debt
The estimated fair value of the Company's non-publicly held debt agreements has been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly held debt agreements has been determined to be Level 2 as the Company utilizes quoted market prices to estimate the fair value of it's public long-term debt.
The carrying amounts and estimated fair values of the Company's long-term debt at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018		December 31, 2017		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Senior term loans	$409.1	$414.0	$417.9	$435.3	Level 3
Junior term loans	37.3	37.8	39.3	40.4	Level 3
Fixed-rate loans	510.1	502.9	518.0	528.6	Level 3
2015-1 EETC Class A	408.6	409.8	408.6	420.9	Level 2
2015-1 EETC Class B	92.0	92.7	92.0	94.2	Level 2
2017-1 EETC Class AA	171.0	166.4	37.5	37.4	Level 2
2017-1 EETC Class A	57.0	55.2	12.5	12.6	Level 2
2017-1 EETC Class B	63.0	61.4	13.8	13.8	Level 2
Total long-term debt	$1,748.1	$1,740.2	$1,539.6	$1,583.2

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2018 and December 31, 2017 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at March 31, 2018 and December 31, 2017 are comprised of available-for-sale asset-backed securities with contractual maturities of twelve months or less and are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$898.5	$898.5	$—	$—
Short-term investment securities	101.3	101.3	—	—
Total assets	$999.8	$999.8	$—	$—

Total liabilities	$—	$—	$—	$—

Notes to Condensed Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$800.8	$800.8	$—	$—
Short-term investment securities	100.9	100.9	—	—
Total assets	$901.7	$901.7	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended March 31, 2018 and December 31, 2017.

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

12.	Debt and Other Obligations

As of March 31, 2018, the Company held non-public and public debt instruments. During the three months ended March 31, 2018, the Company acquired additional debt through the 2017-1 EETCs described below.

2017-1 EETCs

In November 2017, the Company created three separate pass-through trusts, which issued $420.5 million aggregate face amount of Series 2017-1 Class AA, Class A and Class B EETCs in connection with the financing of seven new Airbus A320 aircraft and five new Airbus A321 aircraft. Each class of certificates represents a fractional undivided interest in the respective pass-through trusts and is not an obligation of the Company. The proceeds from the issuance of these certificates are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. Interest on the issued and outstanding equipment notes are payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2018, and principal on such equipment notes is scheduled for payment on February 15 and August 15 of certain years. Principal payments commence on August 15, 2018 in the case of five new Airbus A321 scheduled for delivery from February 2018 to March 2018 and three Airbus A320 scheduled for delivery from December 2017 to January 2018 and on February 15, 2019 for four Airbus A320 aircraft scheduled for delivery from April 2018 to October 2018. Issued and outstanding Series AA and Series A equipment notes mature in February 2030 and Series B equipment notes mature in February 2026. Issued and outstanding Series AA, Series A and Series B equipment notes accrue interest at a rate of 3.375%, 3.650% and 3.800%, respectively. As of March 31, 2018, $291.0 million of the proceeds from the sale of the Series 2017-1 EETCs had been used to purchase equipment notes in connection with the financing of three Airbus A321 aircraft and five Airbus A320 aircraft. The remaining $129.5 million of escrowed proceeds held by the pass-through trusts will be used to purchase equipment notes as the remaining 4 new aircraft are delivered. Equipment notes that are issued are reported as debt on the Company's condensed balance sheets.

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

Long-term debt is comprised of the following:

Notes to Condensed Financial Statements—(Continued)

	As of		Three Months Ended March 31,
	March 31, 2018	December 31, 2017	2018	2017
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$409.1	$417.9	4.10%	4.10%
Fixed-rate junior term loans due through 2022	37.3	39.3	6.90%	6.90%
Fixed-rate loans due through 2029	510.1	518.0	3.83%	3.88%
Fixed-rate class A 2015-1 EETC due through 2028	408.6	408.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	92.0	92.0	4.45%	4.45%
Fixed-rate class AA 2017-1 EETC due through 2030	171.0	37.5	3.38%	N/A
Fixed-rate class A 2017-1 EETC due through 2030	57.0	12.5	3.65%	N/A
Fixed-rate class B 2017-1 EETC due through 2026	63.0	13.8	3.80%	N/A
Long-term debt	1,748.1	1,539.6
Less current maturities	136.5	115.4
Less unamortized discounts	40.7	36.7
Total	$1,570.9	$1,387.5

During the three months ended March 31, 2018 and March 31, 2017, the Company made scheduled principal payments of $18.7 million and $10.2 million on its outstanding debt obligations, respectively.
At March 31, 2018, long-term debt principal payments for the next five years and thereafter are as follows:

March 31, 2018
(in millions)
2018	$112.9
2019	138.2
2020	135.9
2021	133.6
2022	130.6
2023 and beyond	1,096.9
Total debt principal payments	$1,748.1

Interest Expense

Interest expense related to long-term debt consisted of the following:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Senior term loans	$4,317	$4,672
Junior term loans	667	803
Fixed-rate loans	4,911	159
Class A 2015-1 EETC	4,142	4,308
Class B 2015-1 EETC	1,012	1,185
Class AA 2017-1 EETC	682	—
Class A 2017-1 EETC	246	—
Class B 2017-1 EETC	283	—
Commitment fees	52	30
Amortization of debt discounts	1,491	1,231
Total	$17,803	$12,388

Notes to Condensed Financial Statements—(Continued)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines is an ultra low-cost, low-fare airline headquartered in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM, the youngest fleet of any major U.S. airline, currently operates more than 500 daily flights to 65 destinations in the United States, Caribbean and Latin America. Our stock trades under the symbol "SAVE" on the New York Stock Exchange (NYSE).

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally by offering customers our Bare FaresTM, which are unbundled base fares that remove components traditionally included in the price of an airline ticket. We then give customers Frill ControlTM, which provides customers the freedom to save by paying only for the options they choose, such as bags and advance seat assignments. We record revenue related to these options as non-fare passenger revenue, which is recorded within passenger revenues in our statement of operations.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month period ended March 31, 2018 and 2017:

	Three Months Ended March 31,		Percent Change
	2018	2017
Operating Statistics (unaudited) (A):
Average aircraft	114.1	97.2	17.4%
Aircraft at end of period	118	100	18.0%
Average daily aircraft utilization (hours)	12.0	11.9	0.8%
Average stage length (miles)	1,025	985	4.1%
Block hours	122,954	104,035	18.2%
Departures	44,982	39,330	14.4%
Passenger flight segments (PFSs) (thousands)	6,537	5,570	17.4%
Revenue passenger miles (RPMs) (thousands)	6,813,519	5,613,422	21.4%
Available seat miles (ASMs) (thousands)	8,408,764	6,875,899	22.3%
Load factor (%)	81.0%	81.6%	(0.6) pts
Average fare revenue per passenger flight segment ($)	52.42	53.69	(2.4)%
Average non-ticket revenue per passenger flight segment ($)	55.29	52.23	5.9%
Total revenue per passenger flight segment ($)	107.71	105.92	1.7%
Average yield (cents)	10.33	10.51	(1.7)%
TRASM (cents)	8.37	8.58	(2.4)%
CASM (cents)	8.84	7.73	14.4%
Adjusted CASM (cents)	7.76	7.65	1.4%
Adjusted CASM ex-fuel (cents)	5.33	5.61	(5.0)%
Fuel gallons consumed (thousands)	95,003	79,064	20.2%
Average economic fuel cost per gallon ($)	2.15	1.77	21.5%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table. Certain prior period statistics reflect adjustments after the adoption of ASU 2014-09, "Revenue from Contracts with Customers".

Executive Summary
For the first quarter of 2018, we achieved a (5.5)% operating margin, a decrease of 15.4 points compared to the prior year period. We incurred a pre-tax loss of $59.7 million and a net loss of $44.9 million on operating revenues of $704.1 million. For the first quarter of 2017, we generated pre-tax income of $50.8 million and net income of $31.3 million on operating revenues of $590.0 million.
Our adjusted CASM ex-fuel for the first quarter of 2018 was 5.33 cents, a 5.0% decrease year over year. The decrease on a per-ASM basis was primarily due to decreases in aircraft rent and maintenance, materials and repairs expense.
As of March 31, 2018, we had 118 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 52 A320s, and 30 A321s, and 5 A320neos. With the scheduled delivery of 8 aircraft during the remainder of 2018, we expect to end 2018 with 126 aircraft in our fleet.
Since the delivery of our initial five A320neo aircraft in the fourth quarter of 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, which has resulted in diminished service availability of such aircraft. As a result of the reliability problems associated with the introduction of the new engines, during the second quarter of 2017, we executed a support agreement with manufacturer Pratt & Whitney in order to obtain support and relief related to these operational disruptions. During the first quarter of 2018, the support agreement was extended through February 2018. The support agreement provided for compensation for grounded aircraft, if any, and for back-up spare engines. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions.

Comparison of three months ended March 31, 2018 to three months ended March 31, 2017
Operating Revenues
Operating revenues increased $114.2 million, or 19.4%, to $704.1 million for the first quarter of 2018, as compared to the first quarter of 2017, due primarily to an increase in traffic of 21.4%, offset by a decrease in passenger yields of 1.7% .
Total revenue per available seat mile (TRASM) for the first quarter of 2018 was 8.37 cents, a decrease of 2.4%, as compared to the first quarter of 2017. This decrease was primarily driven by lower passenger yields, year over year, resulting from competitive pricing pressure in many of our markets. In addition, load factor decreased by 0.6 points, year over year.
Total revenue per passenger flight segment increased 1.7%, year over year, driven by an increase of 5.9% in non-ticket revenue per passenger flight segment offset by a decrease of 2.4% in fare revenue per passenger flight segment. The decrease in fare revenue per passenger flight segment was primarily driven by a 1.7% decrease in average yield, period over period, due to a more aggressive pricing environment as compared to the prior year. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag revenue, passenger usage fee, and seat revenue per flight segment, as compared to the prior year.
Operating Expenses
Operating expenses increased $211.3 million, or 39.8%, to $742.9 million for the first quarter of 2018 compared to $531.6 million for the first quarter of 2017, primarily due to the approval of the new pilot agreement in February 2018, which included a one-time ratification incentive. For additional information, refer to "Notes to the Financial Statements—3. Special Charges." The increase in operating expenses is also attributable to an increase in operations as reflected by a 22.3% capacity growth and a 21.4% increase in traffic. Furthermore, operating expenses increased as a result of a 20.2% increase in fuel gallons consumed and a 21.5% increase in average economic fuel cost per gallon which drove higher aircraft fuel expense year over year.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. From time to time, we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. We had no activity related to fuel derivative instruments during the three months ended March 31, 2018 and 2017. Historically, management has chosen not to elect hedge accounting on any fuel derivative instruments and, as a result, changes in the fair value of fuel derivative contracts have been recorded each period in aircraft fuel expense.

Aircraft fuel expense increased in the first quarter of 2018 by $64.9 million, or 46.4%, compared to $139.8 million in the first quarter of 2017, due to a 21.5% increase in average economic fuel cost per gallon and a 20.2% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	95,003	79,064	20.2%
Into-plane fuel cost per gallon	2.15	1.77	21.5%
Into-plane fuel expense	$204,646	$139,782	46.4%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statement of operations)	$204,646	$139,782	46.4%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 21.5% was primarily a result of an increase in jet fuel prices.

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
The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$204,646	$139,782	46.4%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$204,646	$139,782	46.4%
Fuel gallons consumed	95,003	79,064	20.2%
Economic fuel cost per gallon	$2.15	$1.77	21.5%

During the three months ended March 31, 2018 and 2017, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended March 31, 2018 and 2017, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
	2018	2017			2018	2017
	(in thousands)				(in cents)
Aircraft fuel	$204,646	$139,782	$64,864	46.4%	2.43	2.03	0.40	19.7%
Salaries, wages, and benefits	155,096	127,138	$27,958	22.0%	1.84	1.85	(0.01)	(0.5)%
Aircraft rent	50,191	57,070	(6,879)	(12.1)%	0.60	0.83	(0.23)	(27.7)%
Landing fees and other rents	49,630	40,448	9,182	22.7%	0.59	0.59	—	—%
Depreciation and amortization	39,373	31,509	7,864	25.0%	0.47	0.46	0.01	2.2%
Maintenance, materials and repairs	29,710	26,312	3,398	12.9%	0.35	0.38	(0.03)	(7.9)%
Distribution	30,631	25,772	4,859	18.9%	0.36	0.37	(0.01)	(2.7)%
Special charges	89,168	4,776	84,392	NM	1.06	0.07	0.99	NM
Loss on disposal of assets	848	1,105	(257)	NM	0.01	0.02	(0.01)	NM
Other operating	93,642	77,703	15,939	20.5%	1.11	1.13	(0.02)	(1.8)%
Total operating expenses	$742,935	$531,615	$211,320	39.8%	8.84	7.73	1.11	14.4%
Adjusted CASM (1)					7.76	7.65	0.11	1.4%
Adjusted CASM ex-fuel (2)					5.33	5.61	(0.28)	(5.0)%

(1)	Reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2018		2017
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.84		7.73
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	0.8	0.01	1.1	0.02
Special charges	89.2	1.06	4.8	0.07
Adjusted CASM (cents)		7.76		7.65

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges.
Our adjusted CASM ex-fuel for the first quarter of 2018 was down 5.0% as compared to the first quarter of 2017. The decrease on a per-ASM basis was primarily due to decreases in aircraft rent and maintenance, materials and repairs expense.
Labor costs for the first quarter of 2018 increased $28.0 million, or 22.0%, as compared to the first quarter of 2017, primarily driven by a 27.2% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 18 additional aircraft since the first quarter of 2017. In addition, effective March 1, 2018, our pilots received a rate increase in connection with the new pilot agreement approved in February 2018. On a per-ASM basis, labor costs remained relatively stable period over period.
Aircraft rent expense for the first quarter of 2018 decreased by $6.9 million, or 12.1%, as compared to the first quarter of 2017. This decrease in aircraft rent expense was primarily driven by the estimated return costs recorded during the first quarter of 2017. Costs associated with return conditions of leased aircraft are recorded as supplemental rent within aircraft rent expense on our statement of operations. Since the end of the first quarter of 2017, we returned the two aircraft, which were formerly financed under operating lease agreements. On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of 20 purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Landing fees and other rents for the first quarter of 2018 increased $9.2 million, or 22.7%, as compared to the first quarter of 2017, primarily due to a 14.4% increase in departures. In addition, landing fees and other rents increased due to an increase in facility rent resulting from the addition of new stations and rate increases at some of our existing stations. On a per-ASM basis, landing fees remained relatively stable period over period.

Depreciation and amortization for the first quarter 2018 increased by $7.9 million, or 25.0%, as compared to the prior year period. The increase was primarily due to increased depreciation expense resulting from the purchase of 21 aircraft made since the first quarter of 2017.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $11.7 million and $13.2 million for the first quarters of 2018 and 2017, respectively. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $41.4 million and $39.5 million for the first quarters of 2018 and 2017, respectively.
Maintenance, materials and repairs expense for the first quarter of 2018 increased by $3.4 million, or 12.9%, as compared to the first quarter of 2017. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, maintenance costs decreased as the timing and mix of maintenance events resulted in fewer expensed maintenance events. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Distribution costs increased by $4.9 million, or 18.9%, in the first quarter of 2018 as compared to the first quarter of 2017. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs remained relatively stable.
Other operating expense for the first quarter of 2018 increased by $15.9 million, or 20.5%, as compared to the first quarter of 2017 primarily due to an increase in overall operations, higher ground handling rates, deicing expense due to timing of weather events and increased software costs. As compared to the prior year period, we increased departures by 14.4% and had 17.4% more passenger flight segments, which drove increases in variable operating expenses. Other operating expense per ASM decreased primarily due to higher passenger re-accommodation expense, as compared to the prior year period.
Special charges for the first quarter of 2018 consisted of $89.2 million recognized in connection with the new pilot agreement approved in February 2018. The total amount includes a one-time $80.7 million ratification incentive bonus, including payroll taxes, and a $8.5 million adjustment related to other contractual provisions. For further discussion, refer to "Notes to Condensed Financial Statements—3. Special Charges."

Other Income (Expenses)

Our interest expense and corresponding capitalized interest for the three months ended March 31, 2018 and 2017 primarily represents interest related to the financing of purchased aircraft. As of March 31, 2018 and 2017, we had 52 and 32 aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—12. Debt and Other Obligations" for further discussion.

Our special charges, non-operating for the three months ended March 31, 2018, represents interest related to the aircraft sale agreement to acquire fourteen A319-100 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases. Please see "Notes to Condensed Financial Statements—3. Special Charges" for further discussion.

Our interest income for the three months ended March 31, 2018 primarily represents interest income earned on cash, cash equivalents and funds required to be held in escrow in accordance with the terms of our EETC. Interest income for the three months ended March 31, 2017 primarily represents interest income earned on cash, cash equivalents and short-term investments.

Income Taxes
Our effective tax rate for the first quarter of 2018 was 24.7% compared to 38.4% for the first quarter of 2017. The decrease in tax rate is attributed to a reduction in the federal statutory tax rate from 35% to 21%, as a result of the enactment of the Tax Cuts and Jobs Act. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments (PDPs), debt obligations and maintenance reserves. Our total cash at March 31, 2018 was $898.5 million, an increase of $97.6 million from December 31, 2017. In addition to cash and cash equivalents, as of March 31, 2018, we had $101.3 million in short-term investment securities.
Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the three months ended March 31, 2018, we purchased 6 aircraft through debt financing transactions and made $28.7 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year had maturity dates ranging from 2026 to 2030 and interest rates ranging from 3.375% to 3.800%. In addition, during the three months ended March 31, 2018, we purchased three engines through cash purchases.
Under our agreement with Airbus for aircraft, and International Aero Engines AG (IAE) and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the three months ended March 31, 2018, we paid $41.6 million in PDPs, net of refunds, and $1.5 million of capitalized interest for future deliveries of aircraft and spare engines. As of March 31, 2018, we had $205.0 million of PDPs, including capitalized interest, on our balance sheet.
As of March 31, 2018, we had secured financing for 4 aircraft, scheduled for delivery in the remainder of 2018, and did not have financing commitments in place for the remaining 49 Airbus firm aircraft orders, scheduled for delivery between 2018 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability. In March 28 2018, we entered into an aircraft sale agreement to purchase 14 A319s, which were previously financed under operating lease agreements. The purchase of all 14 aircraft are scheduled throughout the second quarter of 2018, for an aggregate purchase price of $285.0 million, which will be comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft.
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the three months ended March 31, 2018, we recorded an increase of $14.8 million in maintenance reserves, net of reimbursements, and as of March 31, 2018, we had $244.9 million ($95.2 million in aircraft maintenance deposits and $149.8 million in long-term aircraft maintenance deposits) on our balance sheet.
On October 25, 2017, our Board of Directors authorized a new repurchase program of up to $100 million in aggregate value of shares of our Common Stock, par value $0.0001 per share, from time to time in open market or privately negotiated transactions. The authorization will expire on October 25, 2018. The timing and amount of any stock repurchases are subject to prevailing market conditions and other considerations. As of March 31, 2018, we had repurchased 1.2 million shares for $44.9 million under our stock repurchase program.
Net Cash Flows Provided By Operating Activities. Operating activities in the three months ended March 31, 2018 provided $171.1 million in cash compared to $173.0 million provided in the three months ended March 31, 2017. The decrease is primarily due to the special charges associated with the amended pilot agreement, approved in February 2018 (for additional information, refer to "Notes to the Financial Statements—3. Special Charges") and a decrease in deferred income tax expense, and deferred heavy maintenance. These decreases were offset by increases in special charges, non-operating, aircraft maintenance deposits, net, and other liabilities.
Net Cash Flows Used In Investing Activities. In the three months ended March 31, 2018, investing activities used $280.7 million, compared to $157.8 million used in the prior year period. The increase was mainly driven by the purchase of property and equipment, year over year, resulting from increased purchases of aircraft and engines.
Net Cash Flows Provided By Financing Activities. During the three months ended March 31, 2018, financing activities provided $207.1 million in cash compared to $102.0 million provided in the three months ended March 31, 2017. We received

$227.1 million in connection with the debt financing of six aircraft delivered during the three months ended March 31, 2018 and paid $18.8 million in debt and capital lease obligations.

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of March 31, 2018 and the periods in which payments are due (in millions):

	2018	2019 - 2020	2021 - 2022	2023 and beyond	Total
Long-term debt (1)	$113	$274	$264	$1,097	$1,748
Interest commitments (2)	57	122	99	163	441
Capital and operating lease obligations (3)	399	440	357	601	1,797
Flight equipment purchase obligations	446	1,422	802	8	2,678
Other (4)	8	25	19	65	117
Total future payments on contractual obligations	$1,023	$2,283	$1,541	$1,934	$6,781

(1) Includes principal only associated with senior and junior term loans, Class A and Class B Series 2015-1 EETCs, and Class AA, Class A and Class B Series 2017-1 EETCs. Refer to "Notes to the Financial Statements - 12. Debt and Other Obligations."
(2) Related to senior and junior term loans, fixed-rate loans, and Class A and Class B Series 2015-1 EETCs, and Class AA, Class A and Class B Series 2017-1 EETCs.
(3) Primarily related to capital leases recorded as a result of the contract to purchase 14 aircraft. Refer to "Notes to the Financial Statements - 10. Commitments and Contingencies."
(4) Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to "Notes to the Financial Statements - 10. Commitments and Contingencies."
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $6.6 million for the remainder of 2018, $5.9 million in 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, and $12.9 million in 2023 and beyond.

As of March 31, 2018, principal and interest commitments related to our future secured debt financing for 4 undelivered aircraft to be delivered are $3.3 million for the remainder of 2018, $16.1 million in 2019, $14.7 million in 2020, $11.7 million in 2021, $11.2 million in 2022, and $108.7 million in 2023 and beyond.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft and spare engines as 44 of our 118 aircraft and 12 of our 17 spare engines are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2019 and 2029. Aircraft rent payments were $70.1 million and $56.9 million for the three months ended March 31, 2018 and 2017, respectively. Our aircraft lease payments for 43 of our aircraft are fixed-rate obligations. One of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. During the three months ended March 31, 2018, we negotiated revisions to our A320 aircraft order. We originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revision, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft are scheduled to be delivered in 2018 and 2019. As of March 31, 2018, our firm aircraft orders consisted of the following:

	Airbus
	A320ceo	A320neo	Total
2018	8		8
2019	2	9	11
2020		16	16
2021		18	18
	10	43	53

On March 28 2018, we entered into an aircraft sale agreement to purchase 14 A319s, which were previously financed under operating lease agreements. The purchase of all 14 aircraft are scheduled throughout the second quarter of 2018, for an aggregate gross purchase price of $285.0 million, which will be comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. As a result, we recorded a short-term capital lease asset of $236.7 million within flight equipment and a short-term capital lease obligation of $143.8 million, net of the related maintenance and security deposits, within current maturities of long-term debt and capital leases on the balance sheet as of March 31, 2018. These short-term balances will settle in the second quarter of 2018 with the purchase of the aircraft. The capital lease assets and obligations have been recorded at the fair value of the aircraft. The obligation will accrete up to the net cash payment price with interest charges recognized in special charges, non-operating in the statement of operations.
During the first quarter of 2018, we entered into an agreement to purchase six new engines. As of March 31, 2018, we had purchased two of the six new engines, unencumbered. We also have three spare engine orders for V2500 SelectTwo engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2018 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $445.7 million for the remainder of 2018, $600.7 million in 2019, $821.3 million in 2020, $785.1 million in 2021, $16.8 million in 2022 and $7.9 million in 2023 and beyond.
As of March 31, 2018, we had lines of credit related to corporate credit cards of $33.6 million from which we had drawn $2.0 million.
As of March 31, 2018, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $51.5 million. As of March 31, 2018, we had drawn $18.6 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of March 31, 2018, we did not hold any derivatives.
As of March 31, 2018, we have $8.8 million in uncollateralized surety bonds and a $35.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $16.9 million had been drawn upon for issued letters of credit.

Critical Accounting Policies and Estimates

Except as set forth below, for information regarding our Critical Accounting Policies and Estimates, see the "Critical Accounting Policies and Estimates" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Form 10-K.

Passenger revenues

Fare revenues. Tickets sold are initially deferred as “air traffic liability.” Passenger fare revenues are recognized at time of departure when transportation is provided. All tickets sold are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. Passenger revenues reported prior to the adoption of ASU 2014-09 are now reported as fare revenues within passenger revenues in our disaggregated revenue table within Note 5, Revenue Disaggregation.
As of December 31, 2017 and 2016, we had air traffic liability balances of  $263.7 million and $220.2 million, respectively. During the three months ended March 31, 2018, substantially all of the ATL balance as of December 31, 2017 has been recognized. The remaining balance of the December 31, 2017 liability is expected to be recognized during 2018.

Non-fare revenues.The adoption of the ASU impacted the classification of certain ancillary items such as bags, seats and other travel-related fees, since they are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are now recognized in non-fare revenues within passenger revenues in our disaggregated revenue table within Note 5, Revenue Disaggregation.

Other. Other revenue primarily consists of the marketing component of the sale of frequent flyer miles to our credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

Changes and cancellations. Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which generally expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and other service offerings. Both the service charge and credit shell amounts are recorded as deferred revenue, net of the amount expected to expire, which is recognized as revenue upon issuance of the credit shell and is estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. However, given the relatively short period of time to expiration, this does not have a significant impact on our financial statements.

Frequent Flyer Program

Our frequent flyer program generates customer loyalty by rewarding customers with mileage credits to travel on Spirit. When traveling, customers earn redeemable mileage credits for each mile flown on Spirit. Customers can also earn mileage credits through participating companies such as our co-branded Spirit credit card. Mileage credits are redeemable by customers in future periods for air travel on Spirit.

To reflect the mileage credits earned, the program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) mileage credits earned with travel and (2) mileage credits sold to co-branded credit card partner.

The adoption of the ASU eliminated the incremental cost method for frequent flier program accounting, which required us to re-value and record a liability associated with customer flight miles earned with travel as part of our frequent flier program with a relative fair value. Upon adoption of the ASU on January 1, 2018, we recorded an increase to air traffic liability of $12.4 million.

Passenger ticket sales earning mileage credits. Passenger ticket sales earning mileage credits provide customers with (1) mileage credits earned and (2) air transportation. We value each performance obligation on a standalone basis. To value the mileage credits earned, we consider the quantitative value a passenger receives by redeeming miles for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV").

We defer revenue for the mileage credits when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when we provide transportation or if the ticket goes unused.

Sale of mileage credits. Customers may earn mileage credits based on their spending with our co-branded credit card company with which we have an agreement to sell mileage credits. Our contract to sell mileage credits under this agreement has multiple performance obligations. During the three months ended March 31, 2018 and 2017, total cash sales from this agreement was $10.0 million and $11.7 million, respectively, which are allocated to travel and other performance obligations, as discussed below.

Our co-brand credit card agreement provides for joint marketing where cardholders earn mileage credits for making purchases using co-branded cards. During 2015, we extended our agreement with the administer of the FREE SPIRIT affinity credit card program to extend through 2022. We account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consists of (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts.

We defer the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on the balance sheet and recognize loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as miles are delivered.

Mileage breakage. For mileage credits that we estimate are not likely to be redeemed ("breakage"), we recognize the associated value proportionally during the period in which the remaining mileage credits are expected to be redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have an impact on our revenue in the year in which the change occurs and in future years.

Current activity of frequent flyer program. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the frequent flyer deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

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
"Non-ticket revenue" means the sum of non-fare passenger revenues and other revenues.
“NMB” means the National Mediation Board.
“OTA” means Online Travel Agent (e.g., Orbitz and Travelocity).
“Passenger flight segments” means the total number of passengers flown on all flight segments.
“PDP” means pre-delivery deposit payment.
"PAFCA" means the Professional Airline Flight Control Association.
“Revenue passenger mile” or “RPM” means one revenue passenger transported one mile. RPMs equals revenue passengers multiplied by miles flown, also referred to as “traffic”.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2018 and 2017 represented approximately 27.5% and 26.3% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last twelve months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $68 million.
As of March 31, 2018 and December 31, 2017, we did not have any outstanding jet fuel derivatives. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than the amount based upon further fluctuations in future prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $101.3 million and $100.9 million, as of March 31, 2018 and December 31, 2017, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of March 31, 2018, we had $1,748.1 million outstanding in fixed-rate debt related to the purchase of 22 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $1,740.2 million. As of December 31, 2017, we had $1,539.6 million outstanding in fixed-rate debt related to the purchase of 21 Airbus A320 aircraft and 25 Airbus A321 aircraft, which had a fair value of $1,583.2 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 13, 2018, other than modifications to the following risk factor. Investors are urged to review these risk factors carefully.

We depend on a limited number of suppliers for our aircraft and engines.

One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE, or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. For example, during the fourth quarter of 2016, and continuing through the first quarter of 2018, introductory issues with the new-generation PW1100G-JM engines, designed and manufactured by Pratt & Whitney, resulted in the intermittent grounding of certain of our A320neo aircraft. As of February 2018, however, all five of our A320neo aircraft are fully operational. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions. Due in part to issues involving the new engine, we have renegotiated certain aspects of our aircraft delivery schedule. We originally had four A320neos scheduled for delivery in 2018 of which two were converted to A320ceo aircraft, and delivered in 2017, and the remaining two were deferred until 2019. In January 2018, we also amended our 2019 order to convert five of our 2019 A320neo aircraft to A320ceo aircraft. We cannot be certain that the new generation PW1100G-JM issues will be corrected or if the defect will require the grounding of any of our A320neos. These types of events, if appropriate design or mechanical modifications cannot be adequately implemented, could materially adversely affect our business, results of operations and financial condition. Moreover, the use of our aircraft could be suspended or restricted by regulatory authorities in the event of actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft, engines or components that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft, engines or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the first quarter of 2018. All stock repurchases during this period were made from employees who received restricted stock awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1-31, 2018	4,852	$40.21	—	$55,076,306
February 1-28, 2018	6,628	$38.90	—	$55,076,306
March 1-31, 2018	12,086	$41.87	—	$55,076,306
Total	23,566	$40.69	—

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
10.1
Aircraft Sale Agreement, dated as of March 28, 2018, among Spirit Airlines, Inc. as Buyer and Wilmington Trust Company (acting not in its individual capacity, but solely as owner trustee under each Trust Agreement) as Sellers and AerCap Global Aviation Trust as Owner Participant; Aircraft Make and Model: 14 used Airbus model A319-100; Aircraft Manufacturer's Serial Numbers: 2433, 2470, 2473, 2485, 2490, 2673, 2679, 2704, 2711, 2978, 3007, 3017, 3026 and 3165; Make and Model of Engines: International Aero Engines AG (IAE) model V2524-A5.

10.2+	Letter Agreement, effective January 1, 2018, by and between Spirit Airlines, Inc. and Edward M. Christie III.

10.3	Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

+	Indicates a management contract or compensatory plan or arrangement.
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

SPIRIT AIRLINES, INC.

Date: April 26, 2018	By:	/s/ Edward M. Christie
Edward M. Christie
President and Chief Financial Officer