Form 10-Q/A
period 2018-03-31
Spirit Airlines, Inc.
filed 2018-06-12
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
Spirit Airlines Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend its Quarterly Report on Form 10-Q for the period ended March 31, 2018 (the “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on April 26, 2018. The purpose of this Amendment is to refile Exhibit 10.3, which was originally filed with the Form 10-Q, to conform such exhibit to respond to comments received from the staff of the SEC on the confidential treatment request filed by the Company with respect to Exhibit 10.3. No revisions are being made to the Company’s financial statements. This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Form 10-Q or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Form 10-Q.
This Amendment is an exhibit-only filing in response to comments received from the staff of the SEC regarding a request for confidential treatment of certain portions of Exhibit 10.3 originally filed with the Form 10-Q. Except for the changes to Exhibit 10.3, this Amendment does not otherwise update any exhibits as originally filed or previously amended.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) of the Exchange Act. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Exhibit Number	Description of Exhibits
10.1†*
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

10.2+*	Letter Agreement, effective January 1, 2018, by and between Spirit Airlines, Inc. and Edward M. Christie III.

10.3†	Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment has been requested for portions of this exhibit. The redacted information has been filed separately with the SEC.
+	Indicates a management contract or compensatory plan or arrangement.
*	Previously filed with our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on April 26, 2018.
**	Previously furnished with our Quarterly Report on Form 10-Q for the period ended March 31, 2018, filed on April 26, 2018.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

Date: June 12, 2018	By:	/s/ Edward M. Christie
Edward M. Christie
President and Chief Financial Officer

4