Form 10-Q
period 2018-06-30
Spirit Airlines, Inc.
filed 2018-07-26
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 19, 2018:

Class	Number of Shares
Common Stock, $0.0001 par value	68,252,441

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating revenues:
Passenger	$836,350	$680,880	$1,525,491	$1,253,167
Other	15,421	19,305	30,418	36,975
Total operating revenues	851,771	700,185	1,555,909	1,290,142

Operating expenses:
Aircraft fuel	246,180	142,294	450,826	282,076
Salaries, wages and benefits	187,756	129,892	342,852	257,030
Aircraft rent	41,745	52,566	91,936	109,636
Landing fees and other rents	58,602	45,592	108,232	86,040
Depreciation and amortization	45,618	35,331	84,991	66,840
Maintenance, materials and repairs	31,653	28,985	61,363	55,297
Distribution	34,997	29,835	65,628	55,607
Special charges	174	—	89,342	4,776
Loss on disposal of assets	4,644	1,493	5,492	2,598
Other operating	91,881	102,885	185,523	180,588
Total operating expenses	743,250	568,873	1,486,185	1,100,488

Operating income	108,521	131,312	69,724	189,654

Other (income) expense:
Interest expense	20,498	13,746	38,347	26,219
Capitalized interest	(2,296)	(3,342)	(4,548)	(6,922)
Interest income	(4,430)	(1,828)	(8,496)	(3,141)
Other expense	188	104	321	107
Special charges, non-operating	79,412	—	88,613	—
Total other (income) expense	93,372	8,680	114,237	16,263

Income (loss) before income taxes	15,149	122,632	(44,513)	173,391
Provision (benefit) for income taxes	3,895	45,391	(10,845)	64,889

Net income (loss)	$11,254	$77,241	$(33,668)	$108,502
Basic earnings (loss) per share	$0.16	$1.11	$(0.49)	$1.56
Diluted earnings (loss) per share	$0.16	$1.11	$(0.49)	$1.56
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$11,254	$77,241	$(33,668)	$108,502
Unrealized gain (loss) on short-term investment securities, net of deferred taxes of $33, ($6), $26 and ($14)	101	(11)	78	(24)
Interest rate derivative loss reclassified into earnings, net of taxes of $18, $31, $39 and $62	61	53	120	107
Other comprehensive income	$162	$42	$198	$83
Comprehensive income (loss)	$11,416	$77,283	$(33,470)	$108,585

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$812,362	$800,849
Short-term investment securities	101,714	100,937
Accounts receivable, net	58,547	49,323
Aircraft maintenance deposits, net	107,252	175,615
Income tax receivable	70,672	69,844
Prepaid expenses and other current assets	79,788	85,542
Total current assets	1,230,335	1,282,110

Property and equipment:
Flight equipment	2,911,378	2,291,110
Ground property and equipment	168,039	155,166
Less accumulated depreciation	(261,314)	(207,808)
	2,818,103	2,238,468
Deposits on flight equipment purchase contracts	240,224	253,687
Long-term aircraft maintenance deposits	141,183	150,617
Deferred heavy maintenance, net	172,799	99,915
Other long-term assets	79,081	121,003
Total assets	$4,681,725	$4,145,800

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$50,310	$22,822
Air traffic liability	357,645	263,711
Current maturities of long-term debt and capital leases	145,865	115,430
Other current liabilities	346,407	262,370
Total current liabilities	900,227	664,333

Long-term debt, less current maturities	1,731,766	1,387,498
Deferred income taxes	295,601	308,814
Deferred gains and other long-term liabilities	20,630	22,581
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	365,536	360,153
Treasury stock, at cost	(66,840)	(65,854)
Retained earnings	1,436,064	1,469,732
Accumulated other comprehensive income (loss)	(1,266)	(1,464)
Total shareholders’ equity	1,733,501	1,762,574
Total liabilities and shareholders’ equity	$4,681,725	$4,145,800
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income (loss)	$(33,668)	$108,502
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	159	167
Stock-based compensation	5,381	4,671
Allowance for doubtful accounts (recoveries)	(12)	(51)
Amortization of deferred gains and losses and debt issuance costs	4,552	4,761
Depreciation and amortization	84,991	66,840
Deferred income tax expense (benefit)	(17,604)	64,789
Loss on disposal of assets	5,492	2,598
Lease termination costs	—	4,776
Special charges, non-operating	88,613	—

Changes in operating assets and liabilities:
Accounts receivable	(9,212)	(6,808)
Aircraft maintenance deposits, net	11,222	(17,940)
Prepaid income taxes	—	(1,598)
Long-term deposits and other assets	3,003	(17,507)
Deferred heavy maintenance	(94,267)	(28,191)
Income tax receivable	(828)	—
Accounts payable	25,413	16,387
Air traffic liability	93,936	108,574
Other liabilities	83,809	13,518
Other	8	239
Net cash provided by operating activities	250,988	323,727
Investing activities:
Purchase of available-for-sale investment securities	(73,687)	(68,459)
Proceeds from the maturity of available-for-sale investment securities	72,964	67,857
Proceeds from sale of property and equipment	9,500	—
Pre-delivery deposits for flight equipment, net of refunds	(92,205)	(79,357)
Capitalized interest	(4,178)	(6,375)
Purchase of property and equipment	(323,229)	(269,519)
Net cash used in investing activities	(410,835)	(355,853)
Financing activities:
Proceeds from issuance of long-term debt	440,340	255,827
Proceeds from stock options exercised	2	29
Payments on debt obligations	(60,649)	(49,980)
Payments on capital lease obligations	(205,403)	(119)
Repurchase of common stock	(986)	(1,217)
Debt issuance costs	(1,944)	(4,164)
Net cash provided by financing activities	171,360	200,376
Net (decrease) increase in cash and cash equivalents	11,513	168,250
Cash and cash equivalents at beginning of period	800,849	700,900
Cash and cash equivalents at end of period	$812,362	$869,150
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$16,769	$16,869
Income taxes paid, net of refunds	$3,270	$4,340
Non-cash transactions:
Capital expenditures funded by capital lease borrowings	$(315)	$(1,370)

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. ("the Company"). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission on February 13, 2018.
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
Certain prior period amounts have been reclassified to conform to the current year's presentation and the adoption of Accounting Standards Update ("ASU") No. 2014-09, ("ASU 2014-09") "Revenue from Contracts with Customers".

2.	Recent Accounting Developments

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("the FASB") issued Accounting Standards Update ("ASU") No. 2014-09, ("ASU 2014-09") "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this guidance on January 1, 2018 utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. The most significant impact of this ASU is the elimination of the incremental cost method for frequent flier program accounting, which requires the Company to re-value and record a liability associated with customer flight miles earned as part of the Company’s frequent flier program with a relative fair value approach. The classification and timing of recognition of certain ancillary fees is also impacted by the adoption of ASU 2014-09. While the adoption did not have a significant impact on earnings, the classification of certain revenues, such as bags, seats and other travel-related fees are now deemed part of the single performance obligation of providing passenger transportation. Refer to Note 3, Revenue Recognition for information regarding the Company's adoption of ASU 2014-09 and to Note 4, Revenue Disaggregation for the presentation of passenger revenues disaggregated by fare and non-fare.

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

Notes to Condensed Financial Statements—(Continued)

Company for fiscal years, and interim periods within those years, beginning January 1, 2018. The Company adopted this guidance on January 1, 2018 with no material impact on the financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances instead of reductions to the amortized cost of the securities. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

Income Taxes

In March 2018, the FASB issued ASU 2018-05, Income Taxes ("Topic 740") - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The standard amends Accounting Standards Codification 740, Income Taxes ("ASC 740") to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act ("the Tax Act") pursuant to Staff Accounting Bulletin No. 118. The provisional income tax amounts recorded may be affected as the Company gains a more thorough understanding of the tax law, including those related to the deductibility of acquired assets, state tax treatment and amounts related to employee compensation. The provisional accounting impacts for the Company may change in future reporting periods until the accounting is finalized, which will occur no later than the fourth quarter of 2018. The Company does not expect the guidance to have a material impact on its financial statements.

3.	Revenue Recognition

Passenger revenues

Fare revenues. Tickets sold are initially deferred as “air traffic liability.” Passenger fare revenues are recognized at time of departure when transportation is provided. All tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. Passenger revenues reported prior to the adoption of ASU 2014-09 are now reported as fare revenues within passenger revenues in the Company's disaggregated revenue table within Note 4, Revenue Disaggregation.
As of December 31, 2017 and 2016, the Company had air traffic liability ("ATL") balances of  $263.7 million and $220.2 million, respectively. During the six months ended June 30, 2018, substantially all of the ATL balance as of December 31, 2017 has been recognized. The remaining balance of the December 31, 2017 liability is expected to be recognized during the remainder of 2018.

Non-fare revenues.The adoption of ASU 2014-09 impacted the classification of certain ancillary items such as bags, seats and other travel-related fees, since they are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are now recognized in non-fare revenues within passenger revenues in the Company's disaggregated revenue table within Note 4, Revenue Disaggregation.

Changes and cancellations. Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of

Notes to Condensed Financial Statements—(Continued)

the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which generally expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and the Company’s other service offerings. Both the service charge and credit shell amounts are recorded as deferred revenue and amounts expected to expire are estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. However, given the relatively short period of time to expiration, this does not have a significant impact on the Company's financial statements.

Other revenues

Other revenues primarily consist of the marketing component of the sale of frequent flyer miles to the Company's credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

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

The adoption of ASU 2014-09 eliminated the incremental cost method for frequent flier program accounting, which required the Company to re-value and record a liability associated with customer flight miles earned with travel as part of the Company’s frequent flier program with a relative fair value. Upon adoption of ASU 2014-09 on January 1, 2018, the Company recorded an increase to its air traffic liability of $12.4 million.

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

Sale of mileage credits. Customers may earn mileage credits based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell mileage credits. The contract to sell mileage credits under this agreement has multiple performance obligations. During the six months ended June 30, 2018 and 2017, total cash sales from this agreement was $19.9 million and $25.0 million, respectively, which are allocated to travel and other performance obligations, as discussed below.

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

Notes to Condensed Financial Statements—(Continued)

Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as miles are delivered.

Mileage breakage. For mileage credits that the Company estimates are not likely to be redeemed ("breakage"), the Company recognizes the associated value proportionally during the period in which the remaining mileage credits are redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years.

Current activity of frequent flyer program. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the frequent flyer deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

The following tables show adjustments made due to the adoption of ASU 2014-09 on the December 31, 2017 and 2016 statements of operations. Previously reported results were derived from audited financial statements included in Company's Annual Report on Form 10-K for the fiscal years ended December 31, 2017 and December 31, 2016, as applicable.

Notes to Condensed Financial Statements—(Continued)

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

Notes to Condensed Financial Statements—(Continued)

The following table shows adjusted balances after the adoption of ASU 2014-09 on the quarterly statements of operations for each quarter of 2017.

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

Notes to Condensed Financial Statements—(Continued)

The following table shows quarterly adjustments made due to the adoption of ASU 2014-09 on the statements of operations for 2017.

		Adjustments for the Quarter Ended
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

Notes to Condensed Financial Statements—(Continued)

The following tables show adjustments made due to the adoption of ASU 2014-09 on the December 31, 2017 and 2016 balance sheets. Previously reported results were derived from audited financial statements included in Company's Annual Report on Form 10-K for the fiscal years ended December 31, 2017 and December 31, 2016, as applicable.

	December 31, 2017
	(in thousands)
	As Reported	Topic 606 Adjustment	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$800,849	$—	$800,849
Short-term investment securities	100,937	—	100,937
Accounts receivable, net	49,323	—	49,323
Aircraft maintenance deposits, net	175,615	—	175,615
Income tax receivable	69,844	—	69,844
Prepaid expenses and other current assets	83,692	1,850	85,542
Total current assets	1,280,260	1,850	1,282,110

Property and equipment:
Flight equipment	2,291,110	—	2,291,110
Ground property and equipment	155,166	—	155,166
Less accumulated depreciation	(207,808)	—	(207,808)
	2,238,468	—	2,238,468
Deposits on flight equipment purchase contracts	253,687	—	253,687
Long-term aircraft maintenance deposits	150,617	—	150,617
Deferred heavy maintenance, net	99,915	—	99,915
Other long-term assets	121,003	—	121,003
Total assets	$4,143,950	$1,850	$4,145,800

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$22,822	$—	$22,822
Air traffic liability	246,404	17,307	263,711
Current maturities of long-term debt	115,430	—	115,430
Other current liabilities	262,370	—	262,370
Total current liabilities	647,026	17,307	664,333

Long-term debt, less current maturities	1,387,498	—	1,387,498
Deferred income taxes	313,140	(4,326)	308,814
Deferred gains and other long-term liabilities	19,205	3,376	22,581
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2017; 69,770,795 issued and 68,196,964 outstanding as of December 31, 2017	7	—	7
Additional paid-in-capital	360,153	—	360,153
Treasury stock, at cost: 1,573,831 shares as of December 31, 2017	(65,854)	—	(65,854)
Retained earnings	1,484,239	(14,507)	1,469,732
Accumulated other comprehensive income (loss)	(1,464)	—	(1,464)
Total shareholders’ equity	1,777,081	(14,507)	1,762,574
Total liabilities and shareholders’ equity	$4,143,950	$1,850	$4,145,800

Notes to Condensed Financial Statements—(Continued)

	December 31, 2016
	(in thousands)
	As Reported	Topic 606 Adjustment	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$700,900	$—	$700,900
Short-term investment securities	100,155	—	100,155
Accounts receivable, net	41,136	—	41,136
Aircraft maintenance deposits, net	87,035	—	87,035
Income tax receivable	—	—	—
Prepaid expenses and other current assets	46,619	1,702	48,321
Total current assets	975,845	1,702	977,547

Property and equipment:
Flight equipment	1,461,525	—	1,461,525
Ground property and equipment	126,206	—	126,206
Less accumulated depreciation	(122,509)	—	(122,509)
	1,465,222	—	1,465,222
Deposits on flight equipment purchase contracts	325,688	—	325,688
Long-term aircraft maintenance deposits	199,415	—	199,415
Deferred heavy maintenance, net	75,534	—	75,534
Other long-term assets	110,223	—	110,223
Total assets	$3,151,927	$1,702	$3,153,629

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$15,193	$—	$15,193
Air traffic liability	206,392	13,792	220,184
Current maturities of long-term debt	84,354	—	84,354
Other current liabilities	226,011	—	226,011
Total current liabilities	531,950	13,792	545,742

Long-term debt, less current maturities	897,359	—	897,359
Deferred income taxes	308,143	(5,443)	302,700
Deferred gains and other long-term liabilities	19,868	2,776	22,644
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2016; 73,549,872 issued and 69,326,202 outstanding as of December 31, 2016	7	—	7
Additional paid-in-capital	551,004	—	551,004
Treasury stock, at cost: 4,223,670 shares as of December 31, 2016	(218,692)	—	(218,692)
Retained earnings	1,063,633	(9,423)	1,054,210
Accumulated other comprehensive income (loss)	(1,345)	—	(1,345)
Total shareholders’ equity	1,394,607	(9,423)	1,385,184
Total liabilities and shareholders’ equity	$3,151,927	$1,702	$3,153,629

Notes to Condensed Financial Statements—(Continued)

4.	Revenue Disaggregation
Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the first and second quarter of 2018 and each quarter of 2017.

	For the Quarter Ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands)
Operating revenues:
Fare	$439,549	$342,695	$337,324	$355,593	$371,443	$299,035
Non-fare	396,801	346,446	313,323	313,479	309,437	273,252
Total passenger revenues	836,350	689,141	650,647	669,072	680,880	572,287
Other revenues	15,421	14,997	15,535	18,155	19,305	17,670
Total operating revenues	$851,771	$704,138	$666,182	$687,227	$700,185	$589,957
The following table shows disaggregated operating revenues for years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017			2016
	(in thousands)
	As Reported	Topic 606 Adjustment	As Adjusted	As Reported	Topic 606 Adjustment	As Adjusted
Operating revenues:
Fare	$1,366,034	$(2,639)	$1,363,395	$1,200,621	$(2,514)	$1,198,107
Non-fare	—	1,209,492	1,209,492	—	1,059,694	1,059,694
Total passenger revenues	1,366,034	1,206,853	2,572,887	1,200,621	1,057,180	2,257,801
Other revenues	1,281,632	(1,210,967)	70,665	1,121,335	(1,059,115)	62,220
Total operating revenues	$2,647,666	$(4,114)	$2,643,552	$2,321,956	$(1,935)	$2,320,021

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") area are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in millions)
DOT—Domestic	$768.3	$640.0	$1,417.4	$1,184.3
DOT—Latin America	83.5	60.2	138.5	105.8
Total	$851.8	$700.2	$1,555.9	$1,290.1

5.	Special Charges

Special Charges, Operating

Notes to Condensed Financial Statements—(Continued)

During the first quarter of 2018, the Company negotiated and amended the collective bargaining agreement with the Air Line Pilots Association, International ("ALPA"), under the guidance of the National Mediation Board ("NMB"). In connection with the amended agreement, the Company incurred a one-time ratification incentive bonus of $80.7 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. As a result, the Company recorded $89.3 million in special charges within operating expenses in the statement of operations for the six months ended June 30, 2018. During the second quarter of 2018, the Company paid $75.8 million of the ratification incentive bonus with the remainder expected to be paid during the third quarter of 2018.

During the six months ended June 30, 2017, the Company purchased one engine which was previously financed under an operating lease agreement. The purchase price of the engine was $8.1 million, comprised of a cash payment of $3.8 million and the non-cash application of maintenance reserves and security deposits held by the previous lessor of $4.3 million. The Company estimated the fair value of the engine to be $3.1 million and recorded the purchased engine at fair value within flight equipment on the condensed balance sheets. The Company determined the valuation of the engine based on a third-party appraisal considering the condition of the engine (a Level 3 measurement). The Company recognized $4.8 million as a cost of terminating the lease within special charges on the condensed statement of operations, comprised of the excess of the purchase price paid over the fair value of the engine, less other non-cash items of $0.2 million.

Special Charges, Non-Operating

During the three and six months ended June 30, 2018, the Company recorded $79.4 million and $88.6 million, respectively, in special charges, non-operating within other (income) expense in the statement of operations. During the first quarter of 2018, the Company entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft previously operated under operating leases by the Company. The aggregate gross purchase price for the 14 aircraft was $285.0 million, and the price for each aircraft at the time of the sale was comprised of a cash payment net of the amount of maintenance reserves and security deposits for such aircraft held by the applicable lessor pursuant to the lease for such aircraft. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. During the first quarter of 2018, the capital lease assets were recorded at the fair value of the aircraft within flight equipment on the condensed balance sheets. During the second quarter of 2018, the purchase of the 14 aircraft was completed and the obligation was accreted up to the net cash payment price with interest charges recognized in special charges, non-operating in the statement of operations. The Company determined the valuation of the aircraft based on third-party appraisals considering the condition of the aircraft (a Level 3 measurement).

6.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator
Net income (loss)	$11,254	$77,241	$(33,668)	$108,502
Denominator
Weighted-average shares outstanding, basic	68,251	69,370	68,237	69,359
Effect of dilutive stock awards	59	191	—	217
Adjusted weighted-average shares outstanding, diluted	68,310	69,561	68,237	69,576
Net income (loss) per share
Basic earnings (loss) per common share	$0.16	$1.11	$(0.49)	$1.56
Diluted earnings (loss) per common share	$0.16	$1.11	$(0.49)	$1.56

Anti-dilutive weighted-average shares	248	17	264	52

Notes to Condensed Financial Statements—(Continued)

7.	Short-term Investment Securities

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

As of June 30, 2018 and December 31, 2017, the Company had $101.7 million and $100.9 million in short-term available-for-sale investment securities, respectively. During the six months ended June 30, 2018, these investments earned interest income at a weighted-average fixed rate of approximately 1.4%. For the three and six months ended June 30, 2018, an unrealized gain of $101 thousand and an unrealized gain of $78 thousand, net of deferred taxes of $33 thousand and $26 thousand, respectively, was recorded within accumulated other comprehensive income/(loss) ("AOCI") related to these investment securities. For the three and six months ended June 30, 2017, an unrealized loss of $11 thousand and $24 thousand, net of deferred taxes of $6 thousand and $14 thousand, respectively, was recorded within AOCI related to these investment securities. The Company has not recognized any realized gains or losses related to these securities as the Company has not transacted any sale of these securities. As of June 30, 2018 and December 31, 2017, $27 thousand and $105 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8.	Accrued Liabilities
Other current liabilities as of June 30, 2018 and December 31, 2017 consist of the following:

	June 30, 2018	December 31, 2017
	(in thousands)
Federal excise and other passenger taxes and fees payable	$78,393	$42,036
Salaries and wages	77,363	54,338
Airport obligations	59,981	56,299
Aircraft maintenance	44,065	33,033
Fuel	24,543	25,171
Interest payable	19,620	11,384
Aircraft and facility lease obligations	14,020	16,992
Other	28,422	23,117
Other current liabilities	$346,407	$262,370

9.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. As of June 30, 2018, the Company did not hold any derivatives with requirements to post collateral.

Fuel Derivative Instruments

From time to time, the Company may enter into fuel derivative contracts in order to mitigate the risk of future volatility in fuel prices. The Company's fuel derivative contracts, if any, generally consist of United States Gulf Coast jet fuel swaps ("jet fuel swaps") and United States Gulf Coast jet fuel options ("jet fuel options"). Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Fair value of the instruments is determined using standard option valuation models.

Notes to Condensed Financial Statements—(Continued)

The Company accounts for any fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during the six months ended June 30, 2018 and 2017 and did not have any outstanding fuel derivatives as of June 30, 2018 and December 31, 2017. Historically, the Company has not elected hedge accounting on any fuel derivative instruments entered into and, as a result, changes in the fair value of fuel derivative contracts, if any, were recorded in aircraft fuel expense.
Interest Rate Swaps
From time to time, the Company may enter into interest rate swaps to fix the benchmark interest rate component of interest payments or for other reasons. These instruments limit the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. Interest rate swaps may be designated as cash flow hedges. The Company generally accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within AOCI. As of June 30, 2018 and December 31, 2017, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the six months ended June 30, 2018 and 2017, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. For the three and six months ended June 30, 2018, the Company reclassified interest rate swap losses of $61 thousand and $120 thousand, net of tax of $18 thousand and $39 thousand, respectively, into earnings. For the three and six months ended June 30, 2017, the Company reclassified interest rate swap losses of $53 thousand and $107 thousand, net of tax of $31 thousand and $62 thousand, respectively, into earnings. As of June 30, 2018 and December 31, 2017, $1.2 million and $1.4 million, net of tax, respectively, remained in AOCI, related to these instruments.

10.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. During the first quarter of 2018, the Company negotiated revisions to its A320 aircraft order. The Company originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revisions, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft and are scheduled to be delivered in 2018 and 2019. As of June 30, 2018, the Company's aircraft orders consisted of the following:

	Airbus
	A320ceo	A320neo	Total
remainder of 2018	7		7
2019	2	9	11
2020		16	16
2021		18	18
	9	43	52

On March 28, 2018, the Company entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft, which were previously financed under operating lease agreements. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. As a result, the Company recorded a short-term capital lease asset of $236.7 million within flight equipment and a short-term capital lease obligation of $143.8 million, net of the related maintenance reserves and security deposits, within current maturities of long-term debt and capital leases on the condensed balance sheet as of March 31, 2018. The purchase of all 14 aircraft was completed as of June 30, 2018 for an aggregate gross purchase price of $285.0 million, which was comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. For additional information, refer to Note 5, Special Charges.
During the first quarter of 2018, the Company entered into an agreement to purchase six new engines. As of June 30, 2018, the Company had purchased four of the six new engines, unencumbered. In addition, the Company sold 5 used engines for $9.5 million at a loss of $4.4 million which is recorded within loss on disposal of assets in the statement of operations. The

Notes to Condensed Financial Statements—(Continued)

Company also has two spare engine orders for V2500 SelectTwo engines with International Aero Engines ("IAE") and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2018 through 2023. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $345.6 million for the remainder of remainder of 2018, $600.7 million in 2019, $821.6 million in 2020, $785.1 million in 2021, $16.8 million in 2022, and $7.9 million in 2023 and beyond. As of June 30, 2018, the Company had secured debt financing commitments of $117.0 million for 3 aircraft, scheduled for delivery in the remainder of 2018, and did not have financing commitments in place for the remaining 49 Airbus aircraft currently on firm order, which are scheduled for delivery in 2018 through 2021.
Interest commitments related to the secured debt financing of 53 delivered aircraft as of June 30, 2018 are $40.3 million for the remainder of 2018, $73.4 million in 2019, $67.0 million in 2020, $60.7 million in 2021, $54.4 million in 2022, and $170.8 million in 2023 and beyond. For principal commitments related to these financed aircraft, refer to Note 12, Debt and Other Obligations. As of June 30, 2018, principal and interest commitments related to the Company's future secured debt financing of 3 undelivered aircraft under the Series 2017-1 EETC are approximately $2.7 million for the remainder of 2018, $4.4 million in 2019, $4.0 million in 2020, $3.8 million in 2021, $3.6 million in 2022, and $13.1 million in 2023 and beyond.
As of June 30, 2018, the Company had a fleet consisting of 119 A320 family aircraft. As of June 30, 2018, this fleet was comprised of 44 aircraft financed under operating leases, with lease term expirations between 2021 and 2029, and 75 purchased aircraft, of which 22 were purchased off lease and are currently unencumbered. In addition, as of June 30, 2018, the Company had 12 spare engines financed under operating leases with lease term expiration dates ranging from 2019 to 2027, and owned 6 unencumbered spare engines of which 1 was purchased off lease. One of the Company's leased aircraft has variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate). The Company entered into sale leaseback transactions with third-party aircraft lessors for the majority of these aircraft and engine leases. Deferred losses resulting from these sale leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred gains and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
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
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. ("Airbus") to reconfigure the seating and increase capacity in 40 of the Company’s A320ceos from 178 to 182 seats ("reconfiguration"). The reconfiguration of the aircraft commenced in the first quarter of 2016 and was completed in the second quarter of 2018. As of June 30, 2018, the Company had no further commitments related to this agreement. The amounts related to the reconfiguration are capitalized within flight equipment on the balance sheet.

Notes to Condensed Financial Statements—(Continued)

Future minimum lease payments under capital leases and noncancellable operating leases at June 30, 2018 were as follows:

	Capital Leases	Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Capital Lease Obligations
	(in thousands)
remainder of 2018	$329	$86,675	$27,457	$114,461
2019	625	167,360	43,505	211,490
2020	249	161,876	28,398	190,523
2021	28	160,185	16,937	177,150
2022	—	146,904	16,250	163,154
2023 and thereafter	—	419,925	99,744	519,669
Total minimum lease payments	$1,231	$1,142,925	$232,291	$1,376,447
Less amount representing interest	65
Present value of minimum lease payments	$1,166
Less current portion	599
Long-term portion	$567
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
Some of the Company’s aircraft and engine master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $3.7 million for the remainder of 2018, $5.8 million in 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, and $12.9 million in 2023 and beyond. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of June 30, 2018, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, new airport kiosks and other miscellaneous subscriptions and services as of June 30, 2018: $5.3 million for the remainder of 2018, $12.5 million in 2019, $12.5 million in 2020, $9.8 million in 2021, $9.9 million in 2022, and $65.8 million thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of June 30, 2018 and December 31, 2017, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of June 30, 2018 and December 31, 2017, was $403.0 million and $286.3 million, respectively.
Employees
The Company has four union-represented employee groups that together represented approximately 75% of all employees at June 30, 2018. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of June 30, 2018.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	February 2023	27%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	May 2021	44%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	August 2018	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	June 2020	3%
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board ("NMB") to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the new five-year agreement with the Company. The new agreement includes a one-time ratification incentive and other negotiated contractual provisions which were recorded in special charges within operating expenses in the condensed statement of operations for the six months ended June 30, 2018. For additional information, refer to Note 5, Special Charges.

In December 2017, the Professional Airline Flight Control Association ("PAFCA") filed an application with the NMB seeking to represent the Company's dispatchers, who were previously represented by the Transport Workers Union ("TWU"). In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election took place through February 20, 2018 and the dispatchers elected to be represented by the PAFCA. In June 2018, the Company commenced negotiations with PAFCA for an amended agreement with its dispatchers. The Company and PAFCA continue to meet on a regular basis.

In June 2018, the NMB notified the Company that the TWU filed an application seeking a representation election for the Company's passenger service agents. The application is currently pending, and if granted, would only apply to the Company's Ft. Lauderdale station where the Company has direct employees in the passenger service classification.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.1 million and $3.9 million in health care claims as of June 30, 2018 and December 31, 2017, respectively.

Notes to Condensed Financial Statements—(Continued)

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

The fair value of the Company's jet fuel swaps, if any, are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. As of June 30, 2018 and December 31, 2017, the Company had no outstanding jet fuel derivatives.
Long-Term Debt
The estimated fair value of the Company's term loan debt agreements has been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-publicly held EETC debt agreements has been determined to be Level 2 as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.

Notes to Condensed Financial Statements—(Continued)

The carrying amounts and estimated fair values of the Company's long-term debt at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Senior term loans	$400.3	$400.9	$417.9	$435.3	Level 3
Junior term loans	35.3	35.6	39.3	40.4	Level 3
Fixed-rate loans	502.0	489.5	518.0	528.6	Level 3
2015-1 EETC Class A	393.6	394.8	408.6	420.9	Level 2
2015-1 EETC Class B	84.0	84.6	92.0	94.2	Level 2
2015-1 EETC Class C	115.2	114.9	—	—	Level 2
2017-1 EETC Class AA	190.0	184.8	37.5	37.4	Level 2
2017-1 EETC Class A	63.3	61.3	12.5	12.6	Level 2
2017-1 EETC Class B	70.0	68.2	13.8	13.8	Level 2
2017-1 EETC Class C	65.7	65.5	—	—	Level 2
Total long-term debt	$1,919.4	$1,900.1	$1,539.6	$1,583.2
Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2018 and December 31, 2017 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at June 30, 2018 and December 31, 2017 are comprised of available-for-sale asset-backed securities with contractual maturities of twelve months or less and are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$812.4	$812.4	$—	$—
Short-term investment securities	101.7	101.7	—	—
Total assets	$914.1	$914.1	$—	$—

Total liabilities	$—	$—	$—	$—

Notes to Condensed Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$800.8	$800.8	$—	$—
Short-term investment securities	100.9	100.9	—	—
Total assets	$901.7	$901.7	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended June 30, 2018 and December 31, 2017.

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

As of June 30, 2018, the Company had outstanding non-public and public debt instruments. During the six months ended June 30, 2018, the Company issued additional debt through the 2015-1 and 2017-1 EETCs described below.

2017-1 Class AA, Class A and Class B EETCs

In November 2017, the Company created three separate pass-through trusts, which issued $420.5 million aggregate face amount of Series 2017-1 Class AA, Class A and Class B EETCs in connection with the financing of seven new Airbus A320 aircraft and five new Airbus A321 aircraft. Each class of certificates represents a fractional undivided interest in the respective pass-through trusts and is not an obligation of the Company. The proceeds from the issuance of these certificates are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. Interest on the issued and outstanding equipment notes are payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2018, and principal on such equipment notes is scheduled for payment on February 15 and August 15 of certain years. Principal payments commence on August 15, 2018 in the case of five new Airbus A321 aircraft delivered from February 2018 to March 2018 and three Airbus A320 aircraft delivered from December 2017 to January 2018 and on February 15, 2019 for four Airbus A320 aircraft scheduled for delivery from April 2018 to October 2018. Issued and outstanding Series AA and Series A equipment notes mature in February 2030 and Series B equipment notes mature in February 2026. Issued and outstanding Series AA, Series A and Series B equipment notes accrue interest at a rate of 3.375%, 3.650% and 3.800%, respectively. As of June 30, 2018, $323.3 million of the proceeds from the sale of the Series 2017-1 Class AA, Class A and Class B EETCs had been used to purchase equipment notes in connection with the financing of five Airbus A321 aircraft and four Airbus A320 aircraft. The remaining $97.2 million of escrowed proceeds held by the pass-through trusts will be used to purchase equipment notes as the remaining three new aircraft are delivered through October 2018. Equipment notes that are issued are reported as debt on the Company's condensed balance sheets.

2015-1C and 2017-1C EETCs

In May 2018, the Company completed a private placement of an aggregate amount of $115.2 million pass-through certificates, Series 2015-1C. The Company entered into 15 separate participation agreement amendments to existing participation agreements that were entered into by the Company during the period from October 2015 to February 2017 under the existing pass through trust formed by the Company on August 11, 2015. The Series 2015-1C equipment notes are secured by 12 Airbus A321 aircraft previously delivered from October 2015 to January 2017 and 3 Airbus A320 aircraft previously delivered from March 2016 to June 2016. The Series 2015-1C equipment notes mature in April 2023 and accrue interest at a rate of 4.93%. Principal and interest on the issued and outstanding Series 2015-1C equipment notes are payable semiannually

Notes to Condensed Financial Statements—(Continued)

on April 1 and October 1 of each year, commencing on October 1, 2018. Equipment notes that are issued are reported as debt on the Company's condensed balance sheets.

In May 2018, the Company also completed a private placement of an aggregate amount of $85.5 million pass-through certificates, Series 2017-1C. The Company entered into 9 separate participation agreement amendments to existing participation agreements that were entered into by the Company during the period from December 2017 to April 2018 under the existing pass through trust formed by the Company on November 28, 2017. The participation agreement amendments provide for the issuance of series 2017-1C equipment notes, in the aggregate principal amount of $65.7 million in connection with previously delivered aircraft. The 2017-1C equipment notes are secured by five Airbus A321 aircraft previously delivered from February 2018 to March 2018 and four Airbus A320 aircraft previously delivered from December 2017 to April 2018. The remaining $19.8 million in proceeds from the sale of the Series 2017-1C Certificates was placed in escrow and, upon satisfaction of certain terms and conditions, proceeds will be released to the Company and the Company will issue 2017-1C equipment notes to be secured by three new Airbus A320 aircraft scheduled for delivery from August 2018 through October 2018. The Series 2017-1C equipment notes mature in February 2023 and accrue interest at a rate of 5.11%. Interest on the Class C 2017-1 issued and outstanding equipment notes are payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2018. The entire principal on the issued and outstanding Series 2017-1C equipment notes is scheduled for payment on February 15, 2023. Equipment notes that are issued are reported as debt on the Company's condensed balance sheets.

The Company evaluated whether the pass-through trusts formed are variable interest entities ("VIEs") required to be consolidated by the Company under applicable accounting guidance. The Company determined that the pass-through trusts are VIEs and that it does not have a variable interest in the pass-through trusts. Based on this analysis, the Company determined that it is not required to consolidate these pass-through trusts.

Long-term debt is comprised of the following:

	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2018	December 31, 2017	2018	2017	2018	2017
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$400.3	$417.9	4.10%	4.10%	4.10%	4.10%
Fixed-rate junior term loans due through 2022	35.3	39.3	6.90%	6.90%	6.90%	6.90%
Fixed-rate loans due through 2029	502.0	518.0	3.83%	3.82%	3.83%	3.82%
Fixed-rate class A 2015-1 EETC due through 2028	393.6	408.6	4.10%	4.10%	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	84.0	92.0	4.45%	4.45%	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	115.2	—	4.93%	N/A	4.93%	N/A
Fixed-rate class AA 2017-1 EETC due through 2030	190.0	37.5	3.38%	N/A	3.38%	N/A
Fixed-rate class A 2017-1 EETC due through 2030	63.3	12.5	3.65%	N/A	3.65%	N/A
Fixed-rate class B 2017-1 EETC due through 2026	70.0	13.8	3.80%	N/A	3.80%	N/A
Fixed-rate class C 2017-1 EETC due through 2023	65.7	—	5.11%	N/A	5.11%	N/A
Long-term debt	1,919.4	1,539.6
Less current maturities	145.9	115.4
Less unamortized discounts	41.7	36.7
Total	$1,731.8	$1,387.5
During the three and six months ended June 30, 2018, the Company made scheduled principal payments of $42.0 million and $60.6 million on its outstanding debt obligations, respectively. During the three and six months ended June 30, 2017, the Company made scheduled principal payments of $39.8 million and $50.0 million on its outstanding debt obligations, respectively.
At June 30, 2018, long-term debt principal payments for the next five years and thereafter are as follows:

Notes to Condensed Financial Statements—(Continued)

June 30, 2018
(in millions)
remainder of 2018	$76.6
2019	152.5
2020	150.0
2021	147.1
2022	144.0
2023 and beyond	1,249.2
Total debt principal payments	$1,919.4

Interest Expense

Interest expense related to long-term debt consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Senior term loans	$4,257	$4,619	$8,573	$9,290
Junior term loans	636	775	1,303	1,578
Fixed-rate loans	4,881	1,586	9,792	1,744
Class A 2015-1 EETC	4,015	4,321	8,157	8,629
Class B 2015-1 EETC	930	1,108	1,942	2,292
Class C 2015-1 EETC	789	—	789	—
Class AA 2017-1 EETC	1,576	—	2,257	—
Class A 2017-1 EETC	568	—	814	—
Class B 2017-1 EETC	654	—	936	—
Class C 2017-1 EETC	466	—	466	—
Commitment fees	51	28	103	58
Amortization of debt discounts	1,655	1,290	3,146	2,521
Total	$20,478	$13,727	$38,278	$26,112

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("the Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("the Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines is an ultra low-cost, low-fare airline headquartered in Miramar, Florida that offers affordable travel to price-conscious customers. Our all-Airbus Fit FleetTM is one of the youngest and most fuel efficient in the U.S. We currently operate more than 500 daily flights to 67 destinations in the United States, Latin America and the Caribbean. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and six-month period ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Percent Change
	2018	2017
Operating Statistics (unaudited) (A):
Average aircraft	118.7	102.8	15.5%
Aircraft at end of period	119	104	14.4%
Average daily aircraft utilization (hours)	12.6	11.7	7.7%
Average stage length (miles)	1,051	982	7.0%
Block hours	136,357	109,296	24.8%
Departures	49,404	41,563	18.9%
Passenger flight segments (PFSs) (thousands)	7,554	6,206	21.7%
Revenue passenger miles (RPMs) (thousands)	7,961,128	6,219,638	28.0%
Available seat miles (ASMs) (thousands)	9,515,842	7,294,578	30.5%
Load factor (%)	83.7%	85.3%	(1.6) pts
Fare revenue per passenger flight segment ($)	58.19	59.85	(2.8)%
Non-ticket revenue per passenger flight segment ($)	54.57	52.97	3.0%
Total revenue per passenger flight segment ($)	112.76	112.82	(0.1)%
Average yield (cents)	10.70	11.26	(5.0)%
TRASM (cents)	8.95	9.60	(6.8)%
CASM (cents)	7.81	7.80	0.1%
Adjusted CASM (cents)	7.76	7.78	(0.3)%
Adjusted CASM ex-fuel (cents)	5.17	5.83	(11.3)%
Fuel gallons consumed (thousands)	106,144	85,533	24.1%
Average economic fuel cost per gallon ($)	2.32	1.66	39.8%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table. Certain prior period statistics reflect adjustments after the adoption of ASU 2014-09, "Revenue from Contracts with Customers".

	Six Months Ended June 30,		Percent Change
	2018	2017
Operating Statistics (unaudited) (A):
Average aircraft	116.4	100.0	16.4%
Aircraft at end of period	119	104	14.4%
Average daily aircraft utilization (hours)	12.3	11.8	4.2%
Average stage length (miles)	1,038	983	5.6%
Block hours	259,310	213,332	21.6%
Departures	94,386	80,893	16.7%
Passenger flight segments (PFSs) (thousands)	14,092	11,775	19.7%
Revenue passenger miles (RPMs) (thousands)	14,774,647	11,833,060	24.9%
Available seat miles (ASMs) (thousands)	17,924,606	14,170,478	26.5%
Load factor (%)	82.4%	83.5%	(1.1) pts
Fare revenue per passenger flight segment ($)	55.51	56.94	(2.5)%
Non-ticket revenue per passenger flight segment ($)	54.90	52.63	4.3%
Total revenue per passenger flight segment ($)	110.41	109.57	0.8%
Average yield (cents)	10.53	10.90	(3.4)%
TRASM (cents)	8.68	9.10	(4.6)%
CASM (cents)	8.29	7.77	6.7%
Adjusted CASM (cents)	7.76	7.71	0.6%
Adjusted CASM ex-fuel (cents)	5.25	5.72	(8.2)%
Fuel gallons consumed (thousands)	201,147	164,597	22.2%
Average economic fuel cost per gallon ($)	2.24	1.71	31.0%

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

Passenger revenues

Fare revenues. Tickets sold are initially deferred as “air traffic liability.” Passenger fare revenues are recognized at time of departure when transportation is provided. All tickets sold are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. Passenger revenues reported prior to the adoption of ASU 2014-09 are now reported as fare revenues within passenger revenues in our disaggregated revenue table within Note 4, Revenue Disaggregation.
As of December 31, 2017 and 2016, we had air traffic liability balances of  $263.7 million and $220.2 million, respectively. During the six months ended June 30, 2018, substantially all of the ATL balance as of December 31, 2017 has been recognized. The remaining balance of the December 31, 2017 liability is expected to be recognized during the remainder of 2018.

Non-fare revenues.The adoption of ASU 2014-09 impacted the classification of certain ancillary items such as bags, seats and other travel-related fees, since they are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are now recognized in non-fare revenues within passenger revenues in our disaggregated revenue table within Note 4, Revenue Disaggregation.

Changes and cancellations. Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which generally expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and other service offerings. Both the service charge and credit shell amounts are recorded as deferred revenue and amounts expected to expire are estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. However, given the relatively short period of time to expiration, this does not have a significant impact on our financial statements.

Other revenues

Other revenues primarily consist of the marketing component of the sale of frequent flyer miles to our credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

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

The adoption of ASU 2014-09 eliminated the incremental cost method for frequent flier program accounting, which required us to re-value and record a liability associated with customer flight miles earned with travel as part of our frequent flier program with a relative fair value. Upon adoption of ASU 2014-09 on January 1, 2018, we recorded an increase to air traffic liability of $12.4 million.

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

Sale of mileage credits. Customers may earn mileage credits based on their spending with our co-branded credit card company with which we have an agreement to sell mileage credits. Our contract to sell mileage credits under this agreement has multiple performance obligations. During the six months ended June 30, 2018 and 2017, total cash sales from this agreement was $19.9 million and $25.0 million, respectively, which are allocated to travel and other performance obligations, as discussed below.

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

Mileage breakage. For mileage credits that we estimate are not likely to be redeemed ("breakage"), we recognize the associated value proportionally during the period in which the remaining mileage credits are redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which mileage credits are expected to be redeemed, the actual redemption activity for mileage credits or the estimated fair value of mileage credits expected to be redeemed could have an impact on our revenue in the year in which the change occurs and in future years.

Current activity of frequent flyer program. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, the revenue is comprised of miles that were part of the frequent flyer deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

Executive Summary
For the second quarter of 2018, we achieved a 12.7% operating margin, a decrease of 6.1 points compared to the prior year period. We generated pre-tax income of $15.1 million and net income of $11.3 million on operating revenues of $851.8 million. For the second quarter of 2017, we generated pre-tax income of $122.6 million and net income of $77.2 million on operating revenues of $700.2 million.
Our adjusted CASM ex-fuel for the second quarter of 2018 was 5.17 cents, an 11.3% decrease year over year. The decrease on a per-ASM basis was primarily due to decreases in other operating expense and aircraft rent expense.
As of June 30, 2018, we had 119 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 53 A320s, 30 A321s, and 5 A320neos. With the scheduled delivery of 7 aircraft during the remainder of 2018 and a contract currently under negotiation for the delivery of an additional 2 aircraft, we expect to end 2018 with 128 aircraft in our fleet.
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

Comparison of three months ended June 30, 2018 to three months ended June 30, 2017
Operating Revenues
Operating revenues increased $151.6 million, or 21.6%, to $851.8 million for the second quarter of 2018, as compared to the second quarter of 2017, due primarily to an increase in traffic of 28.0%, offset by a decrease in passenger yields of 5.0%.
Total revenue per available seat mile ("TRASM") for the second quarter of 2018 was 8.95 cents, a decrease of 6.8%, as compared to the second quarter of 2017. This decrease was primarily due to lower passenger yields, year over year, driven in part by an increase in average stage length and the calendar shift of the Easter holiday, year over year.
Total revenue per passenger flight segment decreased slightly year over year. Fare revenue per passenger flight segment decreased 2.8% and non-ticket revenue per passenger flight segment increased 3.0%. The decrease in fare revenue per passenger flight segment was primarily driven by a 5.0% decrease in average yield, period over period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag revenue, passenger usage fee, and seat revenue per flight segment, as compared to the prior year.
Operating Expenses

Operating expenses increased $174.4 million, or 30.7%, to $743.3 million for the second quarter of 2018 compared to $568.9 million for the second quarter of 2017, primarily due to an increase in operations as reflected by a 30.5% capacity growth and a 28.0% increase in traffic. Furthermore, operating expenses increased as a result of a 39.8% increase in average economic fuel cost per gallon and a 24.1% increase in fuel gallons consumed which drove higher aircraft fuel expense, year over year.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. From time to time, we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. We had no activity related to fuel derivative instruments during the three months ended June 30, 2018 and 2017. Historically, management has chosen not to elect hedge accounting on any fuel derivative instruments and, as a result, changes in the fair value of fuel derivative contracts have been recorded each period in aircraft fuel expense.
Aircraft fuel expense increased in the second quarter of 2018 by $103.9 million, or 73.0%, compared to $142.3 million in the second quarter of 2017, due to a 39.8% increase in average economic fuel cost per gallon and a 24.1% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	106,144	85,533	24.1%
Into-plane fuel cost per gallon	$2.32	$1.66	39.8%
Into-plane fuel expense	$246,180	$142,294	73.0%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statement of operations)	$246,180	$142,294	73.0%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 39.8% was primarily a result of an increase in jet fuel prices.

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
The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$246,180	$142,294	73.0%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$246,180	$142,294	73.0%
Fuel gallons consumed	106,144	85,533	24.1%
Economic fuel cost per gallon	$2.32	$1.66	39.8%

During the three months ended June 30, 2018 and 2017, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2018 and 2017, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
	2018	2017			2018	2017
	(in thousands)				(in cents)
Aircraft fuel	$246,180	$142,294	$103,886	73.0%	2.59	1.95	0.64	32.8%
Salaries, wages, and benefits	187,756	129,892	57,864	44.5%	1.97	1.78	0.19	10.7%
Aircraft rent	41,745	52,566	(10,821)	(20.6)%	0.44	0.72	(0.28)	(38.9)%
Landing fees and other rents	58,602	45,592	13,010	28.5%	0.62	0.63	(0.01)	(1.6)%
Depreciation and amortization	45,618	35,331	10,287	29.1%	0.48	0.48	—	—%
Maintenance, materials and repairs	31,653	28,985	2,668	9.2%	0.33	0.40	(0.07)	(17.5)%
Distribution	34,997	29,835	5,162	17.3%	0.37	0.41	(0.04)	(9.8)%
Special charges	174	—	174	NM	—	—	—	NM
Loss on disposal of assets	4,644	1,493	3,151	NM	0.05	0.02	0.03	NM
Other operating	91,881	102,885	(11,004)	(10.7)%	0.97	1.41	(0.44)	(31.2)%
Total operating expenses	$743,250	$568,873	$174,377	30.7%	7.81	7.80	0.01	0.1%
Adjusted CASM (1)					7.76	7.78	(0.02)	(0.3)%
Adjusted CASM ex-fuel (2)					5.17	5.83	(0.66)	(11.3)%

(1)	Reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2018		2017
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.81		7.80
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	4.6	0.05	1.5	0.02
Special charges	0.2	—	—	—
Adjusted CASM (cents)		7.76		7.78

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges.
Our adjusted CASM ex-fuel for the second quarter of 2018 was down 11.3% as compared to the second quarter of 2017. The decrease on a per-ASM basis was primarily due to decreases in other operating expense and aircraft rent expense.
Labor costs for the second quarter of 2018 increased $57.9 million, or 44.5%, as compared to the second quarter of 2017. The increase on both a dollar and per-ASM basis was primarily driven by a 21.3% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 15 additional aircraft, net of 2 aircraft lease returns, since the second quarter of 2017. In addition, effective March 1, 2018, our pilots received a rate increase in connection with the new pilot agreement approved in February 2018.
Aircraft rent expense for the second quarter of 2018 decreased by $10.8 million, or 20.6%, as compared to the second quarter of 2017. This decrease in aircraft rent expense was primarily driven by the purchase of 14 A319 aircraft off lease completed during the second quarter of 2018. For additional information, refer to Note 5, Special Charges. On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of 17 new purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Landing fees and other rents for the second quarter of 2018 increased $13.0 million, or 28.5%, as compared to the second quarter of 2017, primarily due to an 18.9% increase in departures. In addition, landing fees and other rents increased due to an increase in facility rent resulting from the addition of new stations and rate increases at some of our existing stations. On a per-ASM basis, landing fees remained relatively stable period over period.
Depreciation and amortization for the second quarter of 2018 increased by $10.3 million, or 29.1%, as compared to the prior year period. The increase was primarily due to increased depreciation expense resulting from the purchase of 17 new aircraft made since the second quarter of 2017.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $9.7 million and $14.6 million for the second quarters of 2018 and 2017, respectively. The decrease, year over year, was primarily due to the timing of maintenance events relative to lease returns for two aircraft returned in the second half of 2017. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $41.4 million and $43.6 million for the second quarters of 2018 and 2017, respectively.
Maintenance, materials and repairs expense for the second quarter of 2018 increased by $2.7 million, or 9.2%, as compared to the second quarter of 2017. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, maintenance costs decreased as the timing and mix of maintenance events resulted in fewer expensed maintenance events. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Distribution costs increased by $5.2 million, or 17.3%, in the second quarter of 2018 as compared to the second quarter of 2017. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees year over year.
Other operating expense for the second quarter of 2018 decreased by $11.0 million, or 10.7%, as compared to the second quarter of 2017 primarily due to better operational performance which resulted in lower passenger re-accommodation expense, as compared to the prior year period. On a dollar basis, this decrease was partially offset by an increase in overall operations and higher ground handling rates. As compared to the prior year period, we increased departures by 18.9% and had 21.7% more passenger flight segments, which drove increases in variable operating expenses.

Other Income (Expenses)

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2018 and 2017 primarily represents interest related to the financing of purchased aircraft. As of June 30, 2018 and 2017, we had 53 and 36 aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—12. Debt and Other Obligations" for further discussion.

Our interest income for the three months ended June 30, 2018 primarily represents interest income earned on cash, cash equivalents, short-term investments and on funds required to be held in escrow in accordance with the terms of our EETC. Interest income for the three months ended June 30, 2017 primarily represents interest income earned on cash, cash equivalents and short-term investments.

Our special charges, non-operating for the three months ended June 30, 2018, represents interest related to the aircraft purchase agreement to acquire 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases. Please see "Notes to Condensed Financial Statements—5. Special Charges" for further discussion.

Income Taxes

Our effective tax rate for the second quarter of 2018 was 25.7% compared to 37.0% for the second quarter of 2017. The decrease in tax rate is attributed to a reduction in the federal statutory tax rate from 35% to 21%, as a result of the enactment of the Tax Cuts and Jobs Act. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of six months ended June 30, 2018 to six months ended June 30, 2017
Operating Revenues
Operating revenues increased $265.8 million, or 20.6%, to $1,555.9 million for the six months ended June 30, 2018, compared to the prior year period, due primarily to an increase in traffic of 24.9%, offset by a decrease in passenger yields of 3.4%.
TRASM for the six months ended June 30, 2018 was 8.68 cents, a decrease of 4.6% compared to the same period of 2017. This decrease was driven by lower passenger yields and a decrease in load factor, year over year.
Total revenue per passenger flight segment increased slightly from $109.57 for the six months ended June 30, 2017 to $110.41 for the six months ended June 30, 2018. Our fare revenue per passenger flight segment decreased from $56.94 to $55.51, or 2.5%, as compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $52.63 to $54.90, or 4.3%, as compared to the prior year period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag revenue, passenger usage fee, and seat revenue per flight segment, as compared to the prior year.

Operating Expenses
Operating expenses increased for the six months ended June 30, 2018 by $385.7 million, or 35.0%, as compared to the same period for 2017 primarily due to a 26.5% capacity growth and a 24.9% increase in traffic. Furthermore, operating expenses increased as a result of a 31.0% increase in average economic fuel cost per gallon and a 22.2% increase in fuel gallons consumed which drove higher aircraft fuel expense, year over year.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	201,147	164,597	22.2%
Into-plane fuel cost per gallon	$2.24	$1.71	31.0%
Into-plane fuel expense	$450,826	$282,076	59.8%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per Statement of Operations)	$450,826	$282,076	59.8%
The elements of the changes in economic fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$450,826	$282,076	59.8%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$450,826	$282,076	59.8%
Fuel gallons consumed	201,147	164,597	22.2%
Economic fuel cost per gallon	$2.24	$1.71	31.0%
During the six months ended June 30, 2018 and 2017, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2018 and 2017, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
	2018	2017			2018	2017
	(in thousands)				(in cents)
Aircraft fuel	$450,826	$282,076	$168,750	59.8%	2.52	1.99	0.53	26.6%
Salaries, wages, and benefits	342,852	257,030	85,822	33.4%	1.91	1.81	0.10	5.5%
Aircraft rent	91,936	109,636	(17,700)	(16.1)%	0.51	0.77	(0.26)	(33.8)%
Landing fees and other rents	108,232	86,040	22,192	25.8%	0.60	0.61	(0.01)	(1.6)%
Depreciation and amortization	84,991	66,840	18,151	27.2%	0.47	0.47	—	—%
Maintenance, materials and repairs	61,363	55,297	6,066	11.0%	0.34	0.39	(0.05)	(12.8)%
Distribution	65,628	55,607	10,021	18.0%	0.37	0.39	(0.02)	(5.1)%
Special charges (credits)	89,342	4,776	84,566	NM	0.50	0.03	0.47	NM
Loss on disposal of assets	5,492	2,598	2,894	NM	0.03	0.02	0.01	NM
Other operating	185,523	180,588	4,935	2.7%	1.04	1.27	(0.23)	(18.1)%
Total operating expenses	$1,486,185	$1,100,488	$385,697	35.0%	8.29	7.77	0.52	6.7%
Adjusted CASM (1)					7.76	7.71	0.05	0.6%
Adjusted CASM ex-fuel (2)					5.25	5.72	(0.47)	(8.2)%

(1)	Reconciliation of CASM to Adjusted CASM:

	Six Months Ended June 30,
	2018		2017
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.29		7.77
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	5.5	0.03	2.6	0.02
Special charges	89.3	0.5	4.8	0.03
Adjusted CASM (cents)		7.76		7.71

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges and credits.
Our adjusted CASM ex-fuel for the six months ended June 30, 2018 decreased by 8.2% as compared to the same period in 2017. The decrease on a per-ASM basis was primarily due to decreases in aircraft rent expense and other operating expense.

Labor costs for the six months ended June 30, 2018 increased $85.8 million, or 33.4%, as compared to the same period in 2017. The increase on both a dollar and per-ASM basis was primarily driven by a 24.2% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 15 additional aircraft, net of 2 aircraft lease returns, since the end of the second quarter of 2017. In addition, effective March 1, 2018, our pilots received a rate increase in connection with the new pilot agreement approved in February 2018.
Aircraft rent expense for the six months ended June 30, 2018 decreased by $17.7 million, or 16.1%, as compared to the same period in 2017. This decrease in aircraft rent expense was primarily driven by the purchase of 14 A319 aircraft off lease completed during the second quarter of 2018. For additional information, refer to Note 5, Special Charges. In addition, estimated return costs recorded during the first quarter of 2017 also contributed to the decrease year over year. Costs associated with return conditions of leased aircraft are recorded as supplemental rent within aircraft rent expense on our statement of operations. On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have purchased 17 new aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Landing fees and other rents for the six months ended June 30, 2018 increased $22.2 million, or 25.8%, as compared to the same period in 2017 primarily due to a 16.7% increase in departures. In addition, landing fees and other rents increased due to an increase in facility rent resulting from the addition of new stations and rate increases at some of our existing stations. On a per-ASM basis, landing fees remained relatively stable period over period.
Depreciation and amortization increased by $18.2 million, or 27.2%, as compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to increased depreciation expense resulting from the purchase of 17 new aircraft made since the second quarter of 2017.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $21.4 million and $27.9 million for the six months ended June 30, 2018 and 2017, respectively. The decrease, year over year, was primarily due to the timing of maintenance events relative to lease returns for two aircraft returned in the second half of 2017. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $82.7 million and $83.2 million for the six months ended June 30, 2018 and 2017, respectively.
Maintenance, materials and repairs expense for the six months ended June 30, 2018 increased by $6.1 million, or 11.0%, as compared to the prior year period. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-unit basis, maintenance costs decreased as the timing and mix of maintenance events resulted in fewer expensed maintenance events. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Distribution costs increased by $10.0 million, or 18.0%, for the six months ended June 30, 2018 as compared to the same period in 2017. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs remained relatively stable, as compared to the prior period.
Other operating expense for the six months ended June 30, 2018 increased by $4.9 million, or 2.7%, as compared to the prior period, primarily due to an increase in overall operations. As compared to the prior year period, we increased departures by 16.7% and had 19.7% more passenger flight segments, which drove increases in variable operating expenses. Improved operational performance, year over year, resulted in lower passenger reaccommodation expense which partially offset the increase noted on a dollar basis. Lower passenger reaccommodation expense also contributed to a decrease in other operating expense on a per-ASM basis.
Special charges for the six months ended June 30, 2018 consisted of $89.3 million recognized in connection with the new pilot agreement approved in February 2018. The total amount includes a one-time $80.7 million ratification incentive bonus, including payroll taxes, and a $8.5 million adjustment related to other contractual provisions. For the six months ended June 30, 2017, special charges consisted of $4.8 million in lease termination charges recognized in connection with the purchase of an engine formerly financed under an operating lease agreement. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the asset(s), less previously expensed supplemental rent and other non-cash items. For additional information, please refer to "Notes to Condensed Financial Statements - 5. Special Charges."

Other income (expenses)

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2018 and 2017 primarily represents interest related to the financing of purchased aircraft. As of June 30, 2018 and 2017, the Company had 53 and 36 aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—12. Debt and Other Obligations" for further discussion.
Our interest income for the six months ended June 30, 2018 primarily represents interest income earned on cash, cash equivalents, short-term investments and on funds required to be held in escrow in accordance with the terms of our EETC. Interest income for the six months ended June 30, 2017 primarily represents interest income earned on cash, cash equivalents and short-term investments.

Our special charges, non-operating for the six months ended June 30, 2018, represents interest related to the aircraft purchase agreement to acquire 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases. Please see "Notes to Condensed Financial Statements—5. Special Charges" for further discussion.

Income Taxes
Our effective tax rate for the six months ended June 30, 2018 was 24.4% compared to 37.4% for the six months ended June 30, 2017. The decrease in tax rate is attributed to a reduction in the federal statutory tax rate from 35% to 21%, as a result of the enactment of the Tax Cuts and Jobs Act. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt obligations and maintenance reserves. Our total cash at June 30, 2018 was $812.4 million, an increase of $11.5 million from December 31, 2017. In addition to cash and cash equivalents, as of June 30, 2018, we had $101.7 million in short-term investment securities.
Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the six months ended June 30, 2018, we purchased 7 aircraft through debt financing transactions and made $90.8 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year had maturity dates ranging from 2023 to 2030 and interest rates ranging from 3.375% to 5.110%. In addition, during the six months ended June 30, 2018, we purchased six engines through cash purchases and sold five engines.
Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the six months ended June 30, 2018, we paid $92.2 million in PDPs, net of refunds, and $4.2 million of capitalized interest for future deliveries of aircraft and spare engines. As of June 30, 2018, we had $240.2 million of PDPs, including capitalized interest, on our balance sheet.
As of June 30, 2018, we had secured financing for 3 aircraft, scheduled for delivery in the remainder of 2018, and did not have financing commitments in place for the remaining 49 Airbus firm aircraft orders, scheduled for delivery between 2018 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability. On March 28, 2018, we entered into an aircraft purchase agreement for the purchase of 14 A319s, which were previously financed under operating lease agreements. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. The purchase of all 14 aircraft was completed as of June 30, 2018, for an aggregate purchase price of $285.0 million, which was comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. For additional information, refer to Note 5, Special Charges.
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the six months ended June 30, 2018, we recorded an increase of $11.2 million in maintenance reserves, net of reimbursements, and as of June 30, 2018, we had $248.4 million ($107.3 million in aircraft maintenance deposits and $141.2 million in long-term aircraft maintenance deposits) on our condensed balance sheet.
On October 25, 2017, our Board of Directors authorized a new repurchase program of up to $100 million in aggregate value of shares of our Common Stock, par value $0.0001 per share, from time to time in open market or privately negotiated transactions. The authorization will expire on October 25, 2018. The timing and amount of any stock repurchases are subject to prevailing market conditions and other considerations. As of June 30, 2018, we had repurchased 1.2 million shares for $44.9 million under our stock repurchase program.
Net Cash Flows Provided By Operating Activities. Operating activities in the six months ended June 30, 2018 provided $251.0 million in cash compared to $323.7 million provided in the six months ended June 30, 2017. The decrease is primarily due to special charges recorded for the six months ended June 30, 2018 associated with the amended pilot agreement, approved in February 2018. For additional information, refer to Note 5, Special Charges. In addition, we had a decrease in deferred income tax expense and deferred heavy maintenance, year over year. These decreases were partially offset by increases in special charges, non-operating and other liabilities.
Net Cash Flows Used In Investing Activities. In the six months ended June 30, 2018, investing activities used $410.8 million, compared to $355.9 million used in the prior year period. The increase was mainly driven by the purchase of property and equipment, year over year, resulting from increased purchases of aircraft and engines.
Net Cash Flows Provided By Financing Activities. During the six months ended June 30, 2018, financing activities provided $171.4 million in cash compared to $200.4 million provided in the six months ended June 30, 2017. We received $440.3 million in connection with the 2015-1C and 2017-1C EETCs and the debt financing related to seven aircraft delivered during the six months ended June 30, 2018. In addition, we paid $60.6 million in debt obligations and $205.4 million in capital lease obligations. The payments on capital lease obligations are primarily related to an aircraft purchase agreement for the purchase of 14 A319 aircraft which were previously operated by the Company under operating leases. For additional information, refer to Note 5, Special Charges.

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2018 and the periods in which payments are due (in millions):

	remainder of 2018	2019 - 2020	2021 - 2022	2023 and beyond	Total
Long-term debt (1)	$77	$303	$291	$1,249	$1,920
Interest commitments (2)	40	140	115	171	466
Capital and operating lease obligations	114	402	340	520	1,376
Flight equipment purchase obligations	346	1,422	802	8	2,578
Other (3)	5	25	20	66	116
Total future payments on contractual obligations	$582	$2,292	$1,568	$2,014	$6,456

(1) Includes principal only associated with senior and junior term loans, Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs. Refer to "Notes to the Financial Statements - 12. Debt and Other Obligations."
(2) Related to senior and junior term loans, fixed-rate loans, and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs.
(3) Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to "Notes to the Financial Statements - 10. Commitments and Contingencies."
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $3.7 million for the remainder of 2018, $5.8 million in 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, and $12.9 million in 2023 and beyond.

As of June 30, 2018, principal and interest commitments related to our future secured debt financing for 3 undelivered aircraft to be financed under the Series 2017-1 EETC are $2.7 million for the remainder of 2018, $4.4 million in 2019, $4.0 million in 2020, $3.8 million in 2021, $3.6 million in 2022, and $13.1 million in 2023 and beyond.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft and spare engines as 44 of our 119 aircraft and 12 of our 18 spare engines are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2019 and 2031. Aircraft rent payments were $52.5 million and $56.9 million for the three months ended June 30, 2018 and 2017, respectively, and $109.1 million and $113.6 million for the six months ended June 30, 2018 and 2017, respectively. Our aircraft lease payments for 43 of our aircraft are fixed-rate obligations. One of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. During the first quarter of 2018, we negotiated revisions to our A320 aircraft order. We originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revisions, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft and are scheduled to be delivered in 2018 and 2019. As of June 30, 2018, our firm aircraft orders consisted of the following:

	Airbus
	A320ceo	A320neo	Total
remainder of 2018	7		7
2019	2	9	11
2020		16	16
2021		18	18
	9	43	52

On March 28, 2018, we entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft, which were previously financed under operating lease agreements. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. As a result, we recorded a short-term capital lease asset of $236.7 million within flight equipment and a short-term capital lease obligation of $143.8 million, net of the related maintenance and security deposits, within current maturities of long-term debt and capital leases on the condensed balance sheet as of March 31, 2018. The purchase of all 14 aircraft was completed as of June 30, 2018, for an aggregate gross purchase price of $285.0 million, which was comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. For additional information, refer to Note 5, Special Charges.
During the first quarter of 2018, we entered into an agreement to purchase six new engines. As of June 30, 2018, we had purchased four of the six new engines, unencumbered. We also have two spare engine orders for V2500 SelectTwo engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2018 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $345.6 million for the remainder of remainder of 2018, $600.7 million in 2019, $821.6 million in 2020, $785.1 million in 2021, $16.8 million in 2022 and $7.9 million in 2023 and beyond.
As of June 30, 2018, we had lines of credit related to corporate credit cards of $33.6 million from which we had drawn $1.1 million.
As of June 30, 2018, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $51.5 million. As of June 30, 2018, we had drawn $23.0 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2018, we did not hold any derivatives.
As of June 30, 2018, we have $9.0 million in uncollateralized surety bonds and a $35.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $17.1 million had been drawn upon for issued letters of credit.

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
“FAA” means the United States Federal Aviation Administration.
“Fare revenue per passenger flight segment” means total fare passenger revenue divided by passenger flight segments.
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
“Non-ticket revenue per passenger flight segment” means total non-fare passenger revenue and other revenue divided by passenger flight segments.
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
Market Risk-Sensitive Instruments and Positions
We are subject to certain market risks, including commodity prices (specifically aircraft fuel) and interest rates. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments, short-term investment securities and, from time to time, financial derivative instruments used to hedge our exposure to jet fuel price increases and interest rate increases. We do not purchase or hold any derivative financial instruments for trading purposes. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided below does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2018 and 2017 represented approximately 30.3% and 25.6% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last twelve months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $78 million.
As of June 30, 2018 and December 31, 2017, we did not have any outstanding jet fuel derivatives. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than the amount based upon further fluctuations in future prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $101.7 million and $100.9 million, as of June 30, 2018 and December 31, 2017, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of June 30, 2018, we had $1,919.4 million outstanding in fixed-rate debt related to the purchase of 23 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $1,900.1 million. As of December 31, 2017, we had $1,539.6 million outstanding in fixed-rate debt related to the purchase of 21 Airbus A320 aircraft and 25 Airbus A321 aircraft, which had a fair value of $1,583.2 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission on February 13, 2018, other than as disclosed in Part II, Item 1A. Risk Factors contained in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, filed with the Securities and Exchange Commission on April 26, 2018. Investors are urged to review these risk factors carefully.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the second quarter of 2018. All stock repurchases during this period were made from employees who received restricted stock awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1-30, 2018	103	$35.52	—	$55,076,306
May 1-31, 2018	135	$36.43	—	$55,076,306
June 1-30, 2018	507	$37.29	—	$55,076,306
Total	745	$36.89	—

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
4.1
Amended and Restated Intercreditor Agreement (2015-1), dated May 10, 2018, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2015-1A, as Trustee of the Spirit Airlines Pass Through Trust 2015-1B and as Trustee of the Spirit Airlines Pass Through Trust 2015-C, Natixis, acting via its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent.

4.2
Trust Supplement No. 2015-1C, dated as of May 10, 2018, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015.

4.3
Form of 2015-1 First Amendment to Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein).

4.4	Form of 2015-1 First Amendment to Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee).

4.5
Amended and Restated Intercreditor Agreement (2017-1), dated May 10, 2018, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2017-1AA, as Trustee of the Spirit Airlines Pass Through Trust 2017-1A, as Trustee of the Spirit Airlines Pass Through Trust 2017-1B and as Trustee of the Spirit Airlines Pass Through Trust 2017-1C, Commonwealth Bank of Australia, New York Branch, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent.

4.6
Trust Supplement No. 2017-1C, dated as of May 10, 2018, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015.

4.7
Amended and Restated Note Purchase Agreement, dated as of May 10, 2018, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent.

4.8
Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement).

4.9
Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement).

4.10
Escrow and Paying Agent Agreement (Class C), dated as of May 10, 2018, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1C, and Wilmington Trust, National Association, as Paying Agent.

4.11	Deposit Agreement (Class C), dated as of May 10, 2018, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary.

4.12
Form of 2017-1 First Amendment to Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein).

4.13	Form of 2017-1 First Amendment to Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee).

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: July 26, 2018	By:	/s/ Edward M. Christie
Edward M. Christie
President and Chief Financial Officer