Form 10-Q
period 2018-09-30
Spirit Airlines, Inc.
filed 2018-10-24
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 18, 2018:

Class	Number of Shares
Common Stock, $0.0001 par value	68,264,513

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating revenues:
Passenger	$887,956	$669,072	$2,413,447	$1,922,239
Other	16,374	18,155	46,792	55,130
Total operating revenues	904,330	687,227	2,460,239	1,977,369

Operating expenses:
Aircraft fuel	258,818	158,300	709,644	440,376
Salaries, wages and benefits	185,043	134,114	527,895	391,144
Aircraft rent	42,682	53,396	134,618	163,032
Landing fees and other rents	54,542	48,498	162,774	134,538
Depreciation and amortization	43,773	36,840	128,764	103,680
Maintenance, materials and repairs	37,778	26,176	99,141	81,473
Distribution	37,868	29,695	103,496	85,302
Special charges (credits)	(686)	7,853	88,656	12,629
Loss on disposal of assets	1,069	516	6,561	3,114
Other operating	98,318	87,965	283,841	268,553
Total operating expenses	759,205	583,353	2,245,390	1,683,841

Operating income	145,125	103,874	214,849	293,528

Other (income) expense:
Interest expense	21,925	15,018	60,272	41,237
Capitalized interest	(2,657)	(3,203)	(7,205)	(10,125)
Interest income	(4,776)	(2,605)	(13,272)	(5,746)
Other expense	302	114	623	221
Special charges, non-operating	1,744	—	90,357	—
Total other (income) expense	16,538	9,324	130,775	25,587

Income before income taxes	128,587	94,550	84,074	267,941
Provision for income taxes	31,107	34,506	20,262	99,395

Net income	$97,480	$60,044	$63,812	$168,546
Basic earnings per share	$1.43	$0.87	$0.94	$2.43
Diluted earnings per share	$1.42	$0.86	$0.93	$2.42
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$97,480	$60,044	$63,812	$168,546
Unrealized gain (loss) on short-term investment securities, net of deferred taxes of $(5), $7, $21 and ($6)	(7)	13	70	(11)
Interest rate derivative loss reclassified into earnings, net of taxes of $27, $31, $66 and $92	52	53	172	160
Other comprehensive income	$45	$66	$242	$149
Comprehensive income	$97,525	$60,110	$64,054	$168,695

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$773,710	$800,849
Short-term investment securities	102,201	100,937
Accounts receivable, net	63,526	49,323
Aircraft maintenance deposits, net	104,472	175,615
Income tax receivable	78,506	69,844
Prepaid expenses and other current assets	83,692	85,542
Total current assets	1,206,107	1,282,110

Property and equipment:
Flight equipment	3,023,898	2,291,110
Ground property and equipment	178,339	155,166
Less accumulated depreciation	(296,157)	(207,808)
	2,906,080	2,238,468
Deposits on flight equipment purchase contracts	253,825	253,687
Long-term aircraft maintenance deposits	144,642	150,617
Deferred heavy maintenance, net	191,632	99,915
Other long-term assets	79,445	121,003
Total assets	$4,781,731	$4,145,800

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$63,190	$22,822
Air traffic liability	323,627	263,711
Current maturities of long-term debt and capital leases	150,862	115,430
Other current liabilities	287,142	262,370
Total current liabilities	824,821	664,333

Long-term debt and capital leases, less current maturities	1,770,904	1,387,498
Deferred income taxes	332,119	308,814
Deferred gains and other long-term liabilities	20,105	22,581
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	368,451	360,153
Treasury stock, at cost	(66,999)	(65,854)
Retained earnings	1,533,545	1,469,732
Accumulated other comprehensive income (loss)	(1,222)	(1,464)
Total shareholders’ equity	1,833,782	1,762,574
Total liabilities and shareholders’ equity	$4,781,731	$4,145,800
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$63,812	$168,546
Adjustments to reconcile net income to net cash provided by operations:
Losses reclassified from other comprehensive income	238	252
Stock-based compensation	8,293	6,723
Allowance for doubtful accounts (recoveries)	(12)	(53)
Amortization of deferred gains and losses and debt issuance costs	6,508	6,415
Depreciation and amortization	128,764	103,680
Deferred income tax expense	21,243	97,833
Loss on disposal of assets	6,561	3,114
Lease termination costs	—	12,629
Special charges, non-operating	90,357	—

Changes in operating assets and liabilities:
Accounts receivable	(14,191)	(5,046)
Aircraft maintenance deposits, net	10,543	(28,422)
Prepaid income taxes	—	(160)
Long-term deposits and other assets	(5,760)	(69,307)
Deferred heavy maintenance	(121,643)	(12,032)
Income tax receivable	(8,662)	—
Accounts payable	38,771	13,829
Air traffic liability	59,916	73,639
Other liabilities	23,896	15,345
Other	(136)	339
Net cash provided by operating activities	308,498	387,324
Investing activities:
Purchase of available-for-sale investment securities	(100,228)	(96,851)
Proceeds from the maturity of available-for-sale investment securities	99,134	95,881
Proceeds from sale of property and equipment	9,500	—
Pre-delivery deposits for flight equipment, net of refunds	(132,297)	(121,702)
Capitalized interest	(6,116)	(8,054)
Purchase of property and equipment	(420,586)	(428,913)
Net cash used in investing activities	(550,593)	(559,639)
Financing activities:
Proceeds from issuance of long-term debt	518,171	405,827
Proceeds from stock options exercised	5	45
Payments on debt obligations	(93,225)	(63,352)
Payments on capital lease obligations	(205,566)	(291)
Repurchase of common stock	(1,145)	(1,238)
Debt issuance costs	(3,284)	(5,896)
Net cash provided by financing activities	214,956	335,095
Net (decrease) increase in cash and cash equivalents	(27,139)	162,780
Cash and cash equivalents at beginning of period	800,849	700,900
Cash and cash equivalents at end of period	$773,710	$863,680
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$35,977	$22,541
Income taxes paid, net of refunds	$3,366	$4,352
Non-cash transactions:
Capital expenditures funded by capital lease borrowings	$(315)	$(1,370)

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
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

Recently Issued Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The standard is effective for the Company effective January 1, 2019. Early adoption is permitted. However, the Company does not plan to early adopt. The Company has established a cross functional project plan and is in the process of testing items necessary to account for the new standard. The Company expects this standard to have a significant impact on its condensed balance sheets due to the recognition of right-of-use assets and lease liabilities for leases. The Company does not expect the adoption to have a significant impact on its lease classification, a material impact on its condensed statement of operations, or a notable impact on its liquidity. Additionally, the Company does not expect the standard to have a material impact on the Company’s debt-covenant compliance under its current agreements. Refer to Note 10, Commitments and Contingencies for information regarding the Company's undiscounted future lease payments and the timing of those payments.

In July 2018, the FASB issued additional guidance on the accounting for leases. The guidance provides companies with another transition method that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this method, previously presented years’ financial positions and results would not be adjusted. The new guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if (1) the non-lease components would otherwise be accounted for under the new revenue recognition standard, (2) both the timing and pattern of transfer are the same for the non-lease components and associated lease component, and (3) if accounted for separately, the lease component would be classified as an operating lease. The Company is assessing the use of practical expedients in its accounting for leases.

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statements.

Income Taxes

In March 2018, the FASB issued ASU 2018-05, Income Taxes ("Topic 740") - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The standard amends Accounting Standards Codification 740, Income Taxes ("ASC 740") to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the "Tax Act") pursuant to Staff Accounting Bulletin No. 118. The provisional income tax amounts recorded may be affected as the Company gains a more thorough understanding of the tax law, including those related to the deductibility of acquired assets, state tax treatment and amounts related to employee compensation. The provisional accounting impacts for the Company may change in future reporting periods until the accounting is finalized, which will occur no later than the fourth quarter of 2018. The Company does not expect material changes to the financial statements in the fourth quarter of 2018 as a result of finalizing the accounting for the Tax Act.

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

Notes to Condensed Financial Statements—(Continued)

the adoption of ASU 2014-09 are now reported as fare revenues within passenger revenues in the Company's disaggregated revenue table within Note 4, Revenue Disaggregation.
As of December 31, 2017 and 2016, the Company had air traffic liability ("ATL") balances of  $263.7 million and $220.2 million, respectively. As of September 30, 2018, all of the ATL balance as of December 31, 2017 has been recognized.

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

Changes and cancellations. Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which generally expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and the Company’s other service offerings. Both the service charge and credit shell amounts are recorded as deferred revenue and amounts expected to expire unused are estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. However, given the relatively short period of time to expiration, this does not have a significant impact on the Company's financial statements.

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

The Company defers revenue for the mileage credits when earned and recognizes loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. The Company records the air transportation portion of the passenger ticket sales in air traffic liability and recognizes passenger revenue when transportation is provided or if the ticket goes unused.

Sale of mileage credits. Customers may earn mileage credits based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell mileage credits. The contract to sell mileage credits under this agreement has multiple performance obligations. During the nine months ended September 30, 2018 and 2017, total cash sales from this agreement were $29.6 million and $38.1 million, respectively, which are allocated to travel and other performance obligations, as discussed below.

Notes to Condensed Financial Statements—(Continued)

The Company's co-brand credit card agreement provides for joint marketing where cardholders earn mileage credits for making purchases using co-branded cards. During 2015, the Company extended its agreement with the administrator of the FREE SPIRIT affinity credit card program to extend through 2022. The Company accounts for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative selling prices of those products and services, which generally consists of (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. The Company determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts.

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

Current activity of frequent flyer program. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, revenue is comprised of miles that were part of the frequent flyer deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

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
Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for each quarter of 2018 and 2017.

	For the Quarter Ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(in thousands)
Operating revenues:
Fare	$476,660	$439,549	$342,695	$337,324	$355,593	$371,443	$299,035
Non-fare	411,296	396,801	346,446	313,323	313,479	309,437	273,252
Total passenger revenues	887,956	836,350	689,141	650,647	669,072	680,880	572,287
Other revenues	16,374	15,421	14,997	15,535	18,155	19,305	17,670
Total operating revenues	$904,330	$851,771	$704,138	$666,182	$687,227	$700,185	$589,957
The following table shows disaggregated operating revenues for years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017			2016
	(in thousands)
	As Reported	Topic 606 Adjustment	As Adjusted	As Reported	Topic 606 Adjustment	As Adjusted
Operating revenues:
Fare	$1,366,034	$(2,639)	$1,363,395	$1,200,621	$(2,514)	$1,198,107
Non-fare	—	1,209,492	1,209,492	—	1,059,694	1,059,694
Total passenger revenues	1,366,034	1,206,853	2,572,887	1,200,621	1,057,180	2,257,801
Other revenues	1,281,632	(1,210,967)	70,665	1,121,335	(1,059,115)	62,220
Total operating revenues	$2,647,666	$(4,114)	$2,643,552	$2,321,956	$(1,935)	$2,320,021

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") area are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in millions)
DOT—Domestic	$819.3	$636.3	$2,236.3	$1,819.2
DOT—Latin America	85.0	50.9	223.9	158.2
Total	$904.3	$687.2	$2,460.2	$1,977.4

5.	Special Charges

Special Charges (Credits), Operating

During the first quarter of 2018, the Company negotiated and amended the collective bargaining agreement with the Air Line Pilots Association, International ("ALPA"), under the guidance of the National Mediation Board ("NMB"). In

Notes to Condensed Financial Statements—(Continued)

connection with the amended agreement, the Company incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. As a result, the Company recorded $88.7 million in special charges (credits) within operating expenses in the condensed statement of operations for the nine months ended September 30, 2018. As of September 30, 2018, the Company has paid $76.2 million of the ratification incentive with the remainder expected to be paid during the fourth quarter of 2018.

During the nine months ended September 30, 2017, the Company purchased one engine and one aircraft which were previously financed under operating lease agreements. The purchase price of the 1 engine and 1 aircraft was $8.1 million and $20.0 million, respectively, comprised of a cash payment of $3.8 million and $12.6 million, respectively, and the non-cash application of maintenance reserves and security deposits held by the previous lessor of $4.3 million and $7.4 million, respectively. The Company estimated the fair value of the engine and aircraft to be $3.1 million and $11.9 million, respectively, and has recorded the 1 purchased engine and 1 aircraft at fair value within flight equipment on the condensed balance sheets. The Company determined the valuation of the engine and aircraft based on a third-party appraisal considering the condition of the engine and aircraft (a Level 3 measurement). The Company recognized $4.8 million and $7.9 million as a cost of terminating the lease within special charges (credits) in the condensed statement of operations, respectively, made up of the excess of the purchase price paid over the fair value of the engine and the aircraft, less other non-cash items of $0.2 million and $0.2 million, respectively.

Special Charges, Non-Operating

During the nine months ended September 30, 2018, the Company recorded $90.4 million, in special charges, non-operating within other (income) expense in the statement of operations. During the first quarter of 2018, the Company entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft previously operated under operating leases by the Company. The aggregate gross purchase price for the 14 aircraft was $285.0 million, and the price for each aircraft at the time of the sale was comprised of a cash payment net of the amount of maintenance reserves and security deposits for such aircraft held by the applicable lessor pursuant to the lease for such aircraft. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. During the first quarter of 2018, the capital lease assets were recorded at the lower of cost or fair value of the aircraft within flight equipment on the condensed balance sheets. During the second quarter of 2018, the purchase of the 14 aircraft was completed and the obligation was accreted up to the net cash payment price with interest charges recognized in special charges, non-operating in the statement of operations. The Company determined the valuation of the aircraft based on third-party appraisals considering the condition of the aircraft (a Level 3 measurement).

6.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands, except per share amounts)
Numerator
Net income	$97,480	$60,044	$63,812	$168,546
Denominator
Weighted-average shares outstanding, basic	68,254	69,370	68,243	69,363
Effect of dilutive stock awards	249	88	103	174
Adjusted weighted-average shares outstanding, diluted	68,503	69,458	68,346	69,537
Net income per share
Basic earnings per common share	$1.43	$0.87	$0.94	$2.43
Diluted earnings per common share	$1.42	$0.86	$0.93	$2.42

Anti-dilutive weighted-average shares	5	124	192	76

Notes to Condensed Financial Statements—(Continued)

7.	Short-term Investment Securities

The Company's short-term investment securities are classified as available-for-sale and consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. These securities are stated at fair value within current assets on the Company's condensed balance sheets. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the condensed statements of operations.

As of September 30, 2018 and December 31, 2017, the Company had $102.2 million and $100.9 million in short-term available-for-sale investment securities, respectively. During the nine months ended September 30, 2018, these investments earned interest income at a weighted-average fixed rate of approximately 1.5%. For the three and nine months ended September 30, 2018, an unrealized loss of $7 thousand and an unrealized gain of $70 thousand, net of deferred taxes of $5 thousand and $21 thousand, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and nine months ended September 30, 2017, an unrealized gain of $13 thousand and an unrealized loss of $11 thousand, net of deferred taxes of $7 thousand and $6 thousand, respectively, was recorded within AOCI related to these investment securities. The Company has not recognized any realized gains or losses related to these securities as the Company has not transacted any sale of these securities. As of September 30, 2018 and December 31, 2017, $34 thousand and $105 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8.	Accrued Liabilities
Other current liabilities as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30, 2018	December 31, 2017
	(in thousands)
Salaries and wages	$81,278	$54,338
Federal excise and other passenger taxes and fees payable	55,743	42,036
Airport obligations	47,476	56,299
Aircraft maintenance	26,438	33,033
Fuel	21,637	25,171
Interest payable	18,965	11,384
Aircraft and facility lease obligations	12,236	16,992
Other	23,369	23,117
Other current liabilities	$287,142	$262,370

9.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. As of September 30, 2018, the Company did not hold any derivatives with requirements to post collateral.

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

Notes to Condensed Financial Statements—(Continued)

The Company accounts for any fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during the nine months ended September 30, 2018 and 2017 and did not have any outstanding fuel derivatives as of September 30, 2018 and December 31, 2017. Historically, the Company has not elected hedge accounting on any fuel derivative instruments entered into and, as a result, changes in the fair value of fuel derivative contracts, if any, were recorded in aircraft fuel expense.
Interest Rate Swaps
From time to time, the Company may enter into interest rate swaps to fix the benchmark interest rate component of interest payments or for other reasons. These instruments limit the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. Interest rate swaps may be designated as cash flow hedges. The Company generally accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within AOCI. As of September 30, 2018 and December 31, 2017, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the nine months ended September 30, 2018 and 2017, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. For the three and nine months ended September 30, 2018, the Company reclassified interest rate swap losses of $52 thousand and $172 thousand, net of tax of $27 thousand and $66 thousand, respectively, into earnings. For the three and nine months ended September 30, 2017, the Company reclassified interest rate swap losses of $53 thousand and $160 thousand, net of tax of $31 thousand and $92 thousand, respectively, into earnings. As of September 30, 2018 and December 31, 2017, $1.2 million and $1.4 million, net of tax, respectively, remained in AOCI, related to these instruments.

10.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. During the first quarter of 2018, the Company negotiated revisions to its A320 aircraft order. The Company originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revisions, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft and are scheduled to be delivered in the remainder of 2018 and 2019. During the third quarter of 2018, the Company entered into operating lease agreements for the lease of seven A320neos that are scheduled to be delivered in the remainder of 2018 and 2019. As of September 30, 2018, the Company's aircraft orders consisted of the following:

	Airbus		Third-Party Lessor
	A320ceo	A320neo	A320neo	Total
remainder of 2018	5		3	8
2019	2	9	4	15
2020		16		16
2021		18		18
	7	43	7	57

During the first quarter of 2018, the Company entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft, which were previously financed under operating lease agreements. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. As a result, the Company recorded a short-term capital lease asset of $236.7 million within flight equipment and a short-term capital lease obligation of $143.8 million, net of the related maintenance reserves and security deposits, within current maturities of long-term debt and capital leases on the condensed balance sheet as of March 31, 2018. The purchase of all 14 aircraft was completed during the second quarter of 2018 for an aggregate gross purchase price of $285.0 million, which was comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. For additional information, refer to Note 5, Special Charges.

Notes to Condensed Financial Statements—(Continued)

During the first quarter of 2018, the Company entered into an agreement to purchase six new engines. As of September 30, 2018, the Company had purchased all six engines, unencumbered. In addition, during the second quarter of 2018, the Company sold 5 used engines for $9.5 million at a loss of $4.4 million which is recorded within loss on disposal of assets in the statement of operations. The Company also has two spare engine orders for V2500 SelectTwo engines with International Aero Engines ("IAE") and nine spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2018 through 2023. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $210.2 million for the remainder of 2018, $592.1 million in 2019, $810.8 million in 2020, $775.4 million in 2021, $17.0 million in 2022, and $8.0 million in 2023 and beyond. As of September 30, 2018, the Company had secured debt financing commitments of $39.1 million for 1 aircraft, delivered in October 2018. In addition, the Company has secured financing for seven aircraft to be leased directly from a third-party lessor, scheduled for delivery in 2018 through 2019. Aircraft rent commitments for these 7 leased aircraft are expected to be approximately $1.0 million for the remainder of 2018, $27.2 million in 2019, $29.4 million in 2020, $29.4 million in 2021, $29.4 million in 2022, and $235.9 million in 2023 and beyond. As of September 30, 2018, the Company does not have financing commitments in place for the remaining 49 Airbus aircraft currently on firm order, which are scheduled for delivery in 2018 through 2021.
Interest commitments related to the secured debt financing of 55 delivered aircraft as of September 30, 2018 are $21.6 million for the remainder of 2018, $76.3 million in 2019, $69.7 million in 2020, $63.2 million in 2021, $56.8 million in 2022, and $179.4 million in 2023 and beyond. For principal commitments related to these financed aircraft, refer to Note 12, Debt and Other Obligations. As of September 30, 2018, principal and interest commitments related to the Company's future secured debt financing of 1 undelivered aircraft under the Series 2017-1 EETC are $0 for the remainder of 2018, $4.4 million in 2019, $4.0 million in 2020, $3.3 million in 2021, $3.1 million in 2022, and $34.0 million in 2023 and beyond.
As of September 30, 2018, the Company had a fleet consisting of 121 A320 family aircraft. As of September 30, 2018, this fleet was comprised of 44 aircraft financed under operating leases, with lease term expirations between 2021 and 2029, and 77 purchased aircraft, of which 22 were purchased off lease and are currently unencumbered. In addition, as of September 30, 2018, the Company had 12 spare engines financed under operating leases with lease term expiration dates ranging from 2019 to 2027, and owned 6 unencumbered spare engines of which 1 was purchased off lease. One of the Company's leased aircraft has variable rent payments, which fluctuate based on changes in London Interbank Offered Rate ("LIBOR"). The Company entered into sale leaseback transactions with third-party aircraft lessors for some of these aircraft and engine leases. Deferred losses resulting from these sale leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred gains and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
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
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. ("Airbus") to reconfigure the seating and increase capacity in 40 of the Company’s A320ceos from 178 to 182 seats ("reconfiguration"). The reconfiguration of the aircraft commenced in the first quarter of 2016 and was completed in the second quarter of 2018. As of September 30, 2018, the Company had no further commitments related to this agreement. The amounts related to the reconfiguration are capitalized within flight equipment on the balance sheet.

Notes to Condensed Financial Statements—(Continued)

Future minimum lease payments under capital leases and noncancellable operating leases at September 30, 2018 were as follows:

	Capital Leases	Aircraft and Spare Engine Operating Leases	Property Facility Operating Leases	Total Operating and Capital Lease Obligations
	(in thousands)
remainder of 2018	$165	$42,762	$15,122	$58,049
2019	625	167,360	45,018	213,003
2020	249	161,876	29,636	191,761
2021	28	160,185	16,645	176,858
2022	—	146,904	14,403	161,307
2023 and thereafter	—	419,925	101,897	521,822
Total minimum lease payments	$1,067	$1,099,012	$222,721	$1,322,800
Less amount representing interest	49
Present value of minimum lease payments	$1,018
Less current portion	596
Long-term portion	$422

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
Some of the Company’s aircraft and engine master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $1.8 million for the remainder of 2018, $5.8 million in 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, and $12.9 million in 2023 and beyond. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of September 30, 2018, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of September 30, 2018: $2.5 million for the remainder of 2018, $12.6 million in 2019, $12.7 million in 2020, $9.9 million in 2021, $10.0 million in 2022, and $66.6 million thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of September 30, 2018 and December 31, 2017, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of September 30, 2018 and December 31, 2017, was $341.5 million and $286.3 million, respectively.
Employees
The Company has 4 union-represented employee groups that together represented approximately 76% of all employees at September 30, 2018. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of September 30, 2018.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	February 2023	27%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	May 2021	44%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	June 2020	4%
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board ("NMB") to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the new five-year agreement with the Company. The new agreement includes a one-time ratification incentive and other negotiated contractual provisions which were recorded in special charges (credits) within operating expenses in the condensed statement of operations for the nine months ended September 30, 2018. For additional information, refer to Note 5, Special Charges.

In December 2017, the Professional Airline Flight Control Association ("PAFCA") filed an application with the NMB seeking to represent the Company's dispatchers, who were previously represented by the Transport Workers Union ("TWU"). In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election took place through February 20, 2018 and the dispatchers elected to be represented by the PAFCA. In June 2018, the Company commenced negotiations with PAFCA for an amended agreement with its dispatchers. In October 2018, PAFCA and the Company reached a tentative agreement for a new five-year agreement, which was ratified by the PAFCA members on October 17, 2018. The terms of the new agreement are currently in effect.

In June 2018, the NMB notified the Company that the TWU filed an application seeking a representation election for the Company's passenger service agents. The NMB determined that a representation election would be held and the voting period for the election took place through September 4, 2018. The Company’s passenger service agents voted to be represented by the TWU, but the representation applies only to the Company’s Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU will meet in late October 2018 to begin negotiating a collective bargaining agreement.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is

Notes to Condensed Financial Statements—(Continued)

calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.6 million and $3.9 million in health care claims as of September 30, 2018 and December 31, 2017, respectively.

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

The Company has not historically elected hedge accounting on its fuel derivative instruments, if any. As a result, the Company would record the fair value adjustment of any fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within prepaid expenses and other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective date. Fair values of any fuel derivative instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company offsets fair value amounts recognized for any derivative instruments executed with the same counterparty under a master netting arrangement. The Company determines fair value of any jet fuel options utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it holds.

The fair value of the Company's jet fuel swaps, if any, are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. As of September 30, 2018 and December 31, 2017, the Company had no outstanding jet fuel derivatives.
Long-Term Debt
The estimated fair value of the Company's term loan debt agreements has been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-

Notes to Condensed Financial Statements—(Continued)

publicly held EETC debt agreements has been determined to be Level 2 as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
The carrying amounts and estimated fair values of the Company's long-term debt at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Senior term loans	$391.4	$395.5	$417.9	$435.3	Level 3
Junior term loans	33.2	33.6	39.3	40.4	Level 3
Fixed-rate loans	493.9	487.2	518.0	528.6	Level 3
2015-1 EETC Class A	393.6	389.8	408.6	420.9	Level 2
2015-1 EETC Class B	84.0	83.5	92.0	94.2	Level 2
2015-1 EETC Class C	115.2	114.4	—	—	Level 2
2017-1 EETC Class AA	223.3	213.6	37.5	37.4	Level 2
2017-1 EETC Class A	74.4	71.1	12.5	12.6	Level 2
2017-1 EETC Class B	76.7	73.3	13.8	13.8	Level 2
2017-1 EETC Class C	78.9	78.3	—	—	Level 2
Total long-term debt	$1,964.6	$1,940.3	$1,539.6	$1,583.2

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2018 and December 31, 2017 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at September 30, 2018 and December 31, 2017 are classified as available-for-sale and consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$773.7	$773.7	$—	$—
Short-term investment securities	102.2	102.2	—	—
Total assets	$875.9	$875.9	$—	$—

Total liabilities	$—	$—	$—	$—

Notes to Condensed Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$800.8	$800.8	$—	$—
Short-term investment securities	100.9	100.9	—	—
Total assets	$901.7	$901.7	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended September 30, 2018 and December 31, 2017.

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

As of September 30, 2018, the Company had outstanding non-public and public debt instruments. During the nine months ended September 30, 2018, the Company issued additional debt through the 2015-1 and 2017-1 EETCs described below.

2017-1 Class AA, Class A and Class B EETCs

In November 2017, the Company created three separate pass-through trusts, which issued $420.5 million aggregate face amount of Series 2017-1 Class AA, Class A and Class B EETCs in connection with the financing of 7 new Airbus A320 aircraft and 5 new Airbus A321 aircraft. Each class of certificates represents a fractional undivided interest in the respective pass-through trusts and is not an obligation of the Company. The proceeds from the issuance of these certificates are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. Interest on the issued and outstanding equipment notes is payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2018, and principal on such equipment notes is scheduled for payment on February 15 and August 15 of certain years. Principal payments commenced on August 15, 2018 in the case of five new Airbus A321 aircraft delivered from February 2018 to March 2018 and three Airbus A320 aircraft delivered from December 2017 to January 2018 and will commence on February 15, 2019 for three Airbus A320 aircraft delivered from April 2018 to August 2018 and one Airbus A320 aircraft scheduled for delivery in October 2018. Issued and outstanding Series AA and Series A equipment notes mature in February 2030 and Series B equipment notes mature in February 2026. Issued and outstanding Series AA, Series A and Series B equipment notes accrue interest at a rate of 3.375%, 3.650% and 3.800%, respectively. As of September 30, 2018, $388.0 million of the proceeds from the sale of the Series 2017-1 Class AA, Class A and Class B EETCs had been used to purchase equipment notes in connection with the financing of five Airbus A321 aircraft and six Airbus A320 aircraft. The remaining $32.5 million of escrowed proceeds held by the pass-through trusts will be used to purchase equipment notes as the remaining one new aircraft is delivered in October 2018. Equipment notes that are issued are reported as debt on the Company's condensed balance sheets.

2015-1C and 2017-1C EETCs

In May 2018, the Company completed a private placement of an aggregate amount of $115.2 million pass-through certificates, Series 2015-1C. The Company entered into 15 separate participation agreement amendments to existing participation agreements that were entered into by the Company during the period from October 2015 to February 2017 under the existing pass through trust formed by the Company on August 11, 2015. The Series 2015-1C equipment notes are secured by 12 Airbus A321 aircraft previously delivered from October 2015 to January 2017 and 3 Airbus A320 aircraft previously delivered from March 2016 to June 2016. The Series 2015-1C equipment notes mature in April 2023 and accrue interest at a

Notes to Condensed Financial Statements—(Continued)

rate of 4.93%. Principal and interest on the issued and outstanding Series 2015-1C equipment notes is payable semiannually on April 1 and October 1 of each year, commencing on October 1, 2018. Equipment notes that are issued are reported as debt on the Company's condensed balance sheets.

In May 2018, the Company also completed a private placement of an aggregate amount of $85.5 million pass-through certificates, Series 2017-1C. The Company entered into 9 separate participation agreement amendments to existing participation agreements that were entered into by the Company during the period from December 2017 to April 2018 under the existing pass through trust formed by the Company on November 28, 2017. The participation agreement amendments provide for the issuance of series 2017-1C equipment notes, in the aggregate principal amount of $65.7 million in connection with previously delivered aircraft. The 2017-1C equipment notes are secured by five Airbus A321 aircraft previously delivered from February 2018 to March 2018 and four Airbus A320 aircraft previously delivered from December 2017 to April 2018. The Series 2017-1C equipment notes mature in February 2023 and accrue interest at a rate of 5.11%. Interest on the Class C 2017-1 issued and outstanding equipment notes are payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2018. The entire principal on the issued and outstanding Series 2017-1C equipment notes is scheduled for payment on February 15, 2023. As of September 30, 2018, $13.2 million of the proceeds from the sale of the Series 2017-1 Class C had been used to purchase equipment notes in connection with the financing of two Airbus A320 aircraft. The remaining $6.6 million of escrowed proceeds held by the pass-through trusts will be used to purchase equipment notes when the remaining 1 Airbus A320 aircraft is delivered in October 2018. Equipment notes that are issued are reported as debt on the Company's condensed balance sheets.

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

Long-term debt is comprised of the following:

	As of		Three Months Ended September 30,		Nine Months Ended September 30,
	September 30, 2018	December 31, 2017	2018	2017	2018	2017
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$391.4	$417.9	4.10%	4.10%	4.10%	4.10%
Fixed-rate junior term loans due through 2022	33.2	39.3	6.90%	6.90%	6.90%	6.90%
Fixed-rate loans due through 2029	493.9	518.0	3.83%	3.76%	3.83%	3.76%
Fixed-rate class A 2015-1 EETC due through 2028	393.6	408.6	4.10%	4.10%	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	84.0	92.0	4.45%	4.45%	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	115.2	—	4.93%	N/A	4.93%	N/A
Fixed-rate class AA 2017-1 EETC due through 2030	223.3	37.5	3.38%	N/A	3.38%	N/A
Fixed-rate class A 2017-1 EETC due through 2030	74.4	12.5	3.65%	N/A	3.65%	N/A
Fixed-rate class B 2017-1 EETC due through 2026	76.7	13.8	3.80%	N/A	3.80%	N/A
Fixed-rate class C 2017-1 EETC due through 2023	78.9	—	5.11%	N/A	5.11%	N/A
Long-term debt	1,964.6	1,539.6
Less current maturities	150.2	115.4
Less unamortized discounts	43.9	36.7
Total	$1,770.5	$1,387.5

During the three and nine months ended September 30, 2018, the Company made scheduled principal payments of $32.6 million and $93.2 million on its outstanding debt obligations, respectively. During the three and nine months ended September 30, 2017, the Company made scheduled principal payments of $13.4 million and $63.4 million on its outstanding debt obligations, respectively.
At September 30, 2018, long-term debt principal payments for the next five years and thereafter are as follows:

Notes to Condensed Financial Statements—(Continued)

September 30, 2018
(in millions)
remainder of 2018	$44.0
2019	158.3
2020	155.3
2021	151.0
2022	147.9
2023 and beyond	1,308.1
Total debt principal payments	$1,964.6

Interest Expense

Interest expense related to long-term debt consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Senior term loans	$4,195	$4,564	$12,769	$13,854
Junior term loans	605	746	1,908	2,323
Fixed-rate loans	4,844	2,811	14,636	4,555
Class A 2015-1 EETC	4,057	4,366	12,214	12,995
Class B 2015-1 EETC	939	1,118	2,881	3,410
Class C 2015-1 EETC	1,420	—	2,209	—
Class AA 2017-1 EETC	1,751	—	4,008	—
Class A 2017-1 EETC	631	—	1,445	—
Class B 2017-1 EETC	700	—	1,636	—
Class C 2017-1 EETC	934	—	1,400	—
Commitment fees	50	29	153	87
Amortization of debt discounts	1,784	1,362	4,930	3,883
Total	$21,910	$14,996	$60,189	$41,107

Notes to Condensed Financial Statements—(Continued)

13.	Subsequent Events

On October 23, 2018, the Company entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of the Company's rights under the Company's purchase agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between August 2019 and December 2021. The Company intends to use any proceeds for working capital, capital expenditures and other general corporate purposes. The final maturity of the facility is December 30, 2020. As of October 24, 2018, no amounts have been drawn. Any drawdowns on the facility are subject to certain terms and conditions.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines, headquartered in Miramar, Florida, offers affordable travel to value-conscious customers. Our all-Airbus fleet is one of the youngest and most fuel efficient in the United States. We currently operate more than 500 daily flights to 69 destinations in 16 countries throughout the United States, Latin America and the Caribbean, including 9 new cities opened in 2018. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

We focus on value-conscious travelers who pay for their own travel, and our business model is designed to deliver what our customers want: low fares and a great experience. We compete based on total price. We allow our customers to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower on average than other airlines. By offering customers unbundled base fares, we give customers the power to save by paying only for the Á La Smarte options they choose, such as checked and carry-on bags and advance seat assignments. We record revenue related to these options as non-fare passenger revenue, which is recorded within passenger revenues in our statement of operations.

We use low fares to address underserved markets, which helps us to increase passenger volume, load factors and non-ticket revenue on the flights we operate. We also have high-density seating configurations on our aircraft and a simplified onboard product designed to lower costs. High passenger volumes and load factors help us sell more ancillary products and services, which in turn allows us to reduce our fares even further.

We continue our commitment to delivering the best value in the sky by continuing to make improvements to the customer experience. Our new mobile-friendly website makes booking easier. Our new mobile application allows check-in while on the go, and our airport kiosks and self bag-tagging help customers move through the airport more quickly.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and nine-month period ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Percent Change
	2018	2017
Operating Statistics (unaudited) (A):
Average aircraft	119.8	105.5	13.6%
Aircraft at end of period	121	107	13.1%
Average daily aircraft utilization (hours)	12.4	11.6	6.9%
Average stage length (miles)	1,033	1,006	2.7%
Block hours	136,723	112,701	21.3%
Departures	50,386	42,599	18.3%
Passenger flight segments (PFSs) (thousands)	7,856	6,307	24.6%
Revenue passenger miles (RPMs) (thousands)	8,241,771	6,452,529	27.7%
Available seat miles (ASMs) (thousands)	9,579,448	7,681,312	24.7%
Load factor (%)	86.0%	84.0%	2.0 pts
Fare revenue per passenger flight segment ($)	60.67	56.38	7.6%
Non-ticket revenue per passenger flight segment ($)	54.44	52.58	3.5%
Total revenue per passenger flight segment ($)	115.11	108.96	5.6%
Average yield (cents)	10.97	10.65	3.0%
TRASM (cents)	9.44	8.95	5.5%
CASM (cents)	7.93	7.59	4.5%
Adjusted CASM (cents)	7.92	7.49	5.7%
Adjusted CASM ex-fuel (cents)	5.22	5.42	(3.7)%
Fuel gallons consumed (thousands)	109,515	90,274	21.3%
Average economic fuel cost per gallon ($)	2.36	1.75	34.9%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table. Certain prior period statistics reflect adjustments after the adoption of ASU 2014-09, "Revenue from Contracts with Customers".

	Nine Months Ended September 30,		Percent Change
	2018	2017
Operating Statistics (unaudited) (A):
Average aircraft	117.5	101.9	15.3%
Aircraft at end of period	121	107	13.1%
Average daily aircraft utilization (hours)	12.3	11.7	5.1%
Average stage length (miles)	1,037	991	4.6%
Block hours	396,034	326,033	21.5%
Departures	144,772	123,492	17.2%
Passenger flight segments (PFSs) (thousands)	21,947	18,083	21.4%
Revenue passenger miles (RPMs) (thousands)	23,016,417	18,285,588	25.9%
Available seat miles (ASMs) (thousands)	27,504,053	21,851,789	25.9%
Load factor (%)	83.7%	83.7%	0 pts
Fare revenue per passenger flight segment ($)	57.36	56.74	1.1%
Non-ticket revenue per passenger flight segment ($)	54.74	52.61	4.0%
Total revenue per passenger flight segment ($)	112.10	109.35	2.5%
Average yield (cents)	10.69	10.81	(1.1)%
TRASM (cents)	8.95	9.05	(1.1)%
CASM (cents)	8.16	7.71	5.8%
Adjusted CASM (cents)	7.82	7.63	2.5%
Adjusted CASM ex-fuel (cents)	5.24	5.62	(6.8)%
Fuel gallons consumed (thousands)	310,661	254,871	21.9%
Average economic fuel cost per gallon ($)	2.28	1.73	31.8%

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
As of December 31, 2017 and 2016, we had air traffic liability balances of $263.7 million and $220.2 million, respectively. As of September 30, 2018, all of the ATL balance as of December 31, 2017 has been recognized.

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

Changes and cancellations. Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which generally expires 60 days from the date the credit shell is created and can be used towards the purchase of a new ticket and other service offerings. Both the service charge and credit shell amounts are recorded as deferred revenue and amounts expected to expire unused are estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. However, given the relatively short period of time to expiration, this does not have a significant impact on our financial statements.

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

Sale of mileage credits. Customers may earn mileage credits based on their spending with our co-branded credit card company with which we have an agreement to sell mileage credits. Our contract to sell mileage credits under this agreement has multiple performance obligations. During the nine months ended September 30, 2018 and 2017, total cash sales from this agreement were $29.6 million and $38.1 million, respectively, which are allocated to travel and other performance obligations, as discussed below.

Our co-brand credit card agreement provides for joint marketing where cardholders earn mileage credits for making purchases using co-branded cards. During 2015, we extended our agreement with the administrator of the FREE SPIRIT affinity credit card program to extend through 2022. We account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. We allocate the value based on the relative selling prices of those products and services, which generally consists of (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. We determined our best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts.

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

Current activity of frequent flyer program. Mileage credits are combined in one homogeneous pool and are not separately identifiable. As such, revenue is comprised of miles that were part of the frequent flyer deferred revenue balance at the beginning of the period as well as miles that were issued during the period.

Executive Summary
For the third quarter of 2018, we achieved a 16.0% operating margin, an increase of 0.9 point compared to the prior year period. We generated pre-tax income of $128.6 million and net income of $97.5 million on operating revenues of $904.3 million. For the third quarter of 2017, we generated pre-tax income of $94.6 million and net income of $60.0 million on operating revenues of $687.2 million.
Our adjusted CASM ex-fuel for the third quarter of 2018 was 5.22 cents, a 3.7% decrease year over year. The decrease on a per-ASM basis was primarily due to decreases in aircraft rent expense and other operating expense.
As of September 30, 2018, we had 121 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 55 A320s, 30 A321s, and 5 A320neos. With the scheduled delivery of 8 aircraft during the remainder of 2018, we expect to end 2018 with 129 aircraft in our fleet.
Since the delivery of our initial five A320neo aircraft in the fourth quarter of 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, which has resulted in diminished service availability of such aircraft. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions.

Comparison of three months ended September 30, 2018 to three months ended September 30, 2017
Operating Revenues
Operating revenues increased $217.1 million, or 31.6%, to $904.3 million for the third quarter of 2018, as compared to the third quarter of 2017, primarily due to an increase in traffic of 27.7%, an increase in passenger yields of 3.0% and a load factor increase of 200 basis points.
Total revenue per available seat mile ("TRASM") for the third quarter of 2018 was 9.44 cents, an increase of 5.5%, as compared to the third quarter of 2017. This increase was due to higher passenger yields and higher load factor, year over year. The increase in average yield was driven by our strategic network re-orientation, improved yield management process and non-ticket revenue initiatives.
Total revenue per passenger flight segment increased 5.6%, year over year. Fare revenue per passenger flight segment increased 7.6% and non-ticket revenue per passenger flight segment increased 3.5%. The increase in fare revenue per passenger flight segment was driven by a 3.0% increase in average yield, period over period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag revenue, passenger usage fee, and seat revenue per flight segment, as compared to the prior year.
Operating Expenses
Operating expenses increased $175.9 million, or 30.1%, to $759.2 million for the third quarter of 2018 compared to $583.4 million for the third quarter of 2017, primarily due to an increase in operations as reflected by a 24.7% capacity growth and a 27.7% increase in traffic. Furthermore, operating expenses increased as a result of higher aircraft fuel expense, year over year.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. From time to time, we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. We had no activity related to fuel derivative instruments during the three months ended September 30, 2018 and 2017. Historically, management has chosen not to elect hedge accounting on any fuel derivative instruments and, as a result, changes in the fair value of fuel derivative contracts have been recorded each period in aircraft fuel expense.
Aircraft fuel expense increased in the third quarter of 2018 by $100.5 million, or 63.5%, from $158.3 million in the third quarter of 2017 to $258.8 million in the third quarter of 2018. This higher fuel expense, year over year, was due to a 34.9% increase in average economic fuel cost per gallon and a 21.3% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	109,515	90,274	21.3%
Into-plane fuel cost per gallon	$2.36	$1.75	34.9%
Into-plane fuel expense	$258,818	$158,300	63.5%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statement of operations)	$258,818	$158,300	63.5%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 34.9% was primarily a result of an increase in jet fuel prices.

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
The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$258,818	$158,300	63.5%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$258,818	$158,300	63.5%
Fuel gallons consumed	109,515	90,274	21.3%
Economic fuel cost per gallon	$2.36	$1.75	34.9%

During the three months ended September 30, 2018 and 2017, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2018 and 2017, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
	2018	2017			2018	2017
	(in thousands)				(in cents)
Aircraft fuel	$258,818	$158,300	$100,518	63.5%	2.70	2.06	0.64	31.1%
Salaries, wages, and benefits	185,043	134,114	50,929	38.0%	1.93	1.75	0.18	10.3%
Aircraft rent	42,682	53,396	(10,714)	(20.1)%	0.45	0.70	(0.25)	(35.7)%
Landing fees and other rents	54,542	48,498	6,044	12.5%	0.57	0.63	(0.06)	(9.5)%
Depreciation and amortization	43,773	36,840	6,933	18.8%	0.46	0.48	(0.02)	(4.2)%
Maintenance, materials and repairs	37,778	26,176	11,602	44.3%	0.39	0.34	0.05	14.7%
Distribution	37,868	29,695	8,173	27.5%	0.40	0.39	0.01	2.6%
Special charges (credits)	(686)	7,853	(8,539)	NM	(0.01)	0.10	(0.11)	NM
Loss on disposal of assets	1,069	516	553	NM	0.01	0.01	—	NM
Other operating	98,318	87,965	10,353	11.8%	1.03	1.15	(0.12)	(10.4)%
Total operating expenses	$759,205	$583,353	$175,852	30.1%	7.93	7.59	0.34	4.5%
Adjusted CASM (1)					7.92	7.49	0.43	5.7%
Adjusted CASM ex-fuel (2)					5.22	5.42	(0.20)	(3.7)%

(1)	Reconciliation of CASM to Adjusted CASM:

	Three Months Ended September 30,
	2018		2017
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.93		7.59
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	1.1	0.01	0.5	0.01
Special charges (credits)	(0.7)	(0.01)	7.9	0.10
Adjusted CASM (cents)		7.92		7.49

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges (credits).
Our adjusted CASM ex-fuel for the third quarter of 2018 was down 3.7% as compared to the third quarter of 2017. The decrease on a per-ASM basis was primarily due to decreases in aircraft rent expense and other operating expense.
Labor costs for the third quarter of 2018 increased $50.9 million, or 38.0%, as compared to the third quarter of 2017. The increase was primarily driven by an 18.3% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 14 additional aircraft, net of 1 aircraft lease return, since the third quarter of 2017. On a per-ASM basis, labor costs increased due to the rate increase our pilots received in connection with the new collective bargaining agreement that became effective on March 1, 2018.
Aircraft rent expense for the third quarter of 2018 decreased by $10.7 million, or 20.1%, as compared to the third quarter of 2017. This decrease in aircraft rent expense was primarily driven by the purchase of 14 A319 aircraft off lease completed during the second quarter of 2018. For additional information, refer to Note 5, Special Charges. In addition, the return of two leased A321 aircraft in 2017 and higher estimated return costs recorded during the prior period also contributed to the decrease year over year. Costs associated with return conditions of leased aircraft are recorded as supplemental rent within aircraft rent expense on our statement of operations. On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of 15 new purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.

Landing fees and other rents for the third quarter of 2018 increased $6.0 million, or 12.5%, as compared to the third quarter of 2017, primarily due to an 18.3% increase in departures. In addition, landing fees and other rents increased due to an increase in facility rent resulting from the addition of new stations and rate increases at some of our existing stations. On a per-ASM basis, landing fees decreased period over period due to a lower average rate per landing based on the location and volume of where we operated, credits resulting from increased passenger volume and increased signatory adjustments as compared to the prior year period.
Depreciation and amortization for the third quarter of 2018 increased by $6.9 million, or 18.8%, as compared to the prior year period. The increase was primarily due to increased depreciation expense resulting from the purchase of 15 new aircraft made since the third quarter of 2017.
On a per-ASM basis, depreciation and amortization slightly decreased period over period as the increase in depreciation expense was more than offset by a decrease in amortization expense. We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $8.5 million and $14.2 million for the third quarters of 2018 and 2017, respectively. The decrease, year over year, was primarily due to the timing of maintenance events relative to lease returns for two aircraft returned in the second half of 2017. In addition, amortization expense decreased due to the lengthened amortization period of the heavy maintenance related to 14 aircraft purchased off lease during the second quarter of 2018. Heavy maintenance for these aircraft was previously amortized to the end of the lease term and upon purchase of the respective aircraft, is now amortized to the next maintenance event which resulted in a lengthened amortization period and lower amortization expense as compared to the prior year period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $46.3 million and $40.4 million for the third quarter of 2018 and 2017, respectively.
Maintenance, materials and repairs expense for the third quarter of 2018 increased by $11.6 million, or 44.3%, as compared to the third quarter of 2017. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-ASM basis, maintenance costs increased as the timing and mix of maintenance events resulted in a greater number of higher cost maintenance events as compared to the prior year period. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Distribution costs increased by $8.2 million, or 27.5%, in the third quarter of 2018 as compared to the third quarter of 2017. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs remained relatively stable year over year.
Other operating expense for the third quarter of 2018 increased by $10.4 million, or 11.8%, as compared to the third quarter of 2017 primarily due to an increase in overall operations. As compared to the prior year period, we increased departures by 18.3% and had 24.6% more passenger flight segments, which drove increases in variable operating expenses. This increase was partially offset by lower passenger re-accommodation expense year over year resulting from better operational performance. This lower passenger re-accommodation expense was the primary driver of the decrease noted in other operating expense on a per-ASM basis, as compared to the prior year period.

Other Income (Expenses)

Our interest expense and corresponding capitalized interest for the three months ended September 30, 2018 and 2017 primarily represents interest related to the financing of purchased aircraft. As of September 30, 2018 and 2017, we had 55 and 40 aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—12. Debt and Other Obligations" for further discussion.

Our interest income for the three months ended September 30, 2018 represents interest income earned on cash, cash equivalents, short-term investments and on funds required to be held in escrow in accordance with the terms of our EETC. Interest income for the three months ended September 30, 2017 primarily represents interest income earned on cash, cash equivalents and short-term investments.

Income Taxes
Our effective tax rate for the third quarter of 2018 was 24.2% compared to 36.5% for the third quarter of 2017. The decrease in tax rate is attributed to a reduction in the federal statutory tax rate from 35% to 21%, as a result of the enactment of the Tax Cuts and Jobs Act. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of nine months ended September 30, 2018 to nine months ended September 30, 2017
Operating Revenues
Operating revenues increased $482.9 million, or 24.4%, to $2,460.2 million for the nine months ended September 30, 2018, compared to the prior year period, due primarily to an increase in traffic of 25.9%, slightly offset by a decrease in passenger yields of 1.1%.
TRASM for the nine months ended September 30, 2018 was 8.95 cents, a decrease of 1.1% compared to the same period of 2017. This decrease was primarily driven by slightly lower passenger yields, year over year.
Total revenue per passenger flight segment increased slightly from $109.35 for the nine months ended September 30, 2017 to $112.10 for the nine months ended September 30, 2018. Our fare revenue per passenger flight segment increased from $56.74 to $57.36, or 1.1%, as compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $52.61 to $54.74, or 4.0%, as compared to the prior year period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag revenue, passenger usage fee, and seat revenue per flight segment, as compared to the prior year.

Operating Expenses
Operating expenses increased for the nine months ended September 30, 2018 by $561.5 million, or 33.3%, as compared to the same period for 2017 primarily due to a 25.9% capacity growth and a 25.9% increase in traffic. Furthermore, operating expenses increased as a result of a 31.8% increase in average economic fuel cost per gallon and a 21.9% increase in fuel gallons consumed which drove higher aircraft fuel expense, year over year.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	310,661	254,871	21.9%
Into-plane fuel cost per gallon	$2.28	$1.73	31.8%
Into-plane fuel expense	$709,644	$440,376	61.1%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per Statement of Operations)	$709,644	$440,376	61.1%
The elements of the changes in economic fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$709,644	$440,376	61.1%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$709,644	$440,376	61.1%
Fuel gallons consumed	310,661	254,871	21.9%
Economic fuel cost per gallon	$2.28	$1.73	31.8%
During the nine months ended September 30, 2018 and 2017, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2018 and 2017, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
	2018	2017			2018	2017
	(in thousands)				(in cents)
Aircraft fuel	$709,644	$440,376	$269,268	61.1%	2.58	2.02	0.56	27.7%
Salaries, wages, and benefits	527,895	391,144	136,751	35.0%	1.92	1.79	0.13	7.3%
Aircraft rent	134,618	163,032	(28,414)	(17.4)%	0.49	0.75	(0.26)	(34.7)%
Landing fees and other rents	162,774	134,538	28,236	21.0%	0.59	0.62	(0.03)	(4.8)%
Depreciation and amortization	128,764	103,680	25,084	24.2%	0.47	0.47	—	—%
Maintenance, materials and repairs	99,141	81,473	17,668	21.7%	0.36	0.37	(0.01)	(2.7)%
Distribution	103,496	85,302	18,194	21.3%	0.38	0.39	(0.01)	(2.6)%
Special charges (credits)	88,656	12,629	76,027	NM	0.32	0.06	0.26	NM
Loss on disposal of assets	6,561	3,114	3,447	NM	0.02	0.01	0.01	NM
Other operating	283,841	268,553	15,288	5.7%	1.03	1.23	(0.20)	(16.3)%
Total operating expenses	$2,245,390	$1,683,841	$561,549	33.3%	8.16	7.71	0.45	5.8%
Adjusted CASM (1)					7.82	7.63	0.19	2.5%
Adjusted CASM ex-fuel (2)					5.24	5.62	(0.38)	(6.8)%

(1)	Reconciliation of CASM to Adjusted CASM:

	Nine Months Ended September 30,
	2018		2017
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.16		7.71
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	6.6	0.02	3.1	0.01
Special charges (credits)	88.7	0.32	12.6	0.06
Adjusted CASM (cents)		7.82		7.63

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges and credits.

Our adjusted CASM ex-fuel for the nine months ended September 30, 2018 decreased by 6.8% as compared to the same period in 2017. The decrease on a per-ASM basis was primarily due to decreases in aircraft rent expense and other operating expense.
Labor costs for the nine months ended September 30, 2018 increased $136.8 million, or 35.0%, as compared to the same period in 2017. The increase was primarily driven by a 22.1% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 14 additional aircraft, net of 1 aircraft lease return, since the end of the third quarter of 2017. On a per-ASM basis, labor costs increased due to the rate increase our pilots received in connection with the new collective bargaining agreement that became effective on March 1, 2018.
Aircraft rent expense for the nine months ended September 30, 2018 decreased by $28.4 million, or 17.4%, as compared to the same period in 2017. This decrease in aircraft rent expense was primarily driven by the purchase of 14 A319 aircraft off lease completed during the second quarter of 2018. For additional information, refer to Note 5, Special Charges. In addition, the return of two leased A321 aircraft in 2017 and higher estimated return costs recorded during the prior period also contributed to the decrease year over year. Costs associated with return conditions of leased aircraft are recorded as supplemental rent within aircraft rent expense on our statement of operations. On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have purchased 15 new aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Landing fees and other rents for the nine months ended September 30, 2018 increased $28.2 million, or 21.0%, as compared to the same period in 2017 primarily due to a 17.2% increase in departures. In addition, landing fees and other rents increased due to an increase in facility rent resulting from the addition of new stations and rate increases at some of our existing stations. On a per-ASM basis, landing fees decreased slightly period over period due to a lower average rate per landing based on the location and volume of where we operated, credits resulting from increased passenger volume and increased signatory adjustments as compared to the prior year period.
Depreciation and amortization increased by $25.1 million, or 24.2%, as compared to the prior year period. The increase was primarily due to increased depreciation expense resulting from the purchase of 15 new aircraft made since the third quarter of 2017.
On a per-ASM basis, depreciation and amortization expense remained stable as the increase in depreciation expense was offset by a decrease in amortization expense.We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $29.9 million and $42.1 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease, year over year, was primarily due to the timing of maintenance events relative to lease returns for two aircraft returned in the second half of 2017. In addition, amortization expense decreased due to the lengthened amortization period of the heavy maintenance related to 14 aircraft purchased off lease during the second quarter of 2018. Heavy maintenance for these aircraft was previously amortized to the end of the lease term and upon purchase of the respective aircraft, is now amortized to the next maintenance event which resulted in a lengthened amortization period and lower amortization expense as compared to the prior year period. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $129.1 million and $123.5 million for the nine months ended September 30, 2018 and 2017, respectively.
Maintenance, materials and repairs expense for the nine months ended September 30, 2018 increased by $17.7 million, or 21.7%, as compared to the prior year period. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. The timing and mix of maintenance events resulted in relatively stable maintenance costs on a per-ASM basis year over year. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Distribution costs increased by $18.2 million, or 21.3%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs remained relatively stable, as compared to the prior period.
Other operating expense for the nine months ended September 30, 2018 increased by $15.3 million, or 5.7%, as compared to the prior period, primarily due to an increase in overall operations. As compared to the prior year period, we increased departures by 17.2% and had 21.4% more passenger flight segments, which drove increases in variable operating expenses.

Improved operational performance, year over year, resulted in lower passenger reaccommodation expense which partially offset the increase noted on a dollar basis. Lower passenger reaccommodation expense also contributed to a decrease in other operating expense on a per-ASM basis.
Special charges for the nine months ended September 30, 2018 consisted of $88.7 million recognized in connection with the new pilot agreement approved in February 2018. The total amount includes a one-time $80.2 million ratification incentive, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. For the nine months ended September 30, 2017, special charges consisted of $12.6 million in lease termination charges recognized in connection with the purchase of 1 aircraft and 1 engine, which were formerly financed under operating lease agreements. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the asset(s), less previously expensed supplemental rent and other non-cash items. For additional information, please refer to "Notes to Condensed Financial Statements - 5. Special Charges."

Other income (expenses)

Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2018 and 2017 primarily represents interest related to the financing of purchased aircraft. As of September 30, 2018 and 2017, the Company had 55 and 40 aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—12. Debt and Other Obligations" for further discussion.
Our interest income for the nine months ended September 30, 2018 represents interest income earned on cash, cash equivalents, short-term investments and on funds required to be held in escrow in accordance with the terms of our EETC. Interest income for the nine months ended September 30, 2017 primarily represents interest income earned on cash, cash equivalents and short-term investments.

Our special charges, non-operating for the nine months ended September 30, 2018, represents interest related to the aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases. Please see "Notes to Condensed Financial Statements—5. Special Charges" for further discussion.

Income Taxes
Our effective tax rate for the nine months ended September 30, 2018 was 24.1% compared to 37.1% for the nine months ended September 30, 2017. The decrease in tax rate is attributed to a reduction in the federal statutory tax rate from 35% to 21%, as a result of the enactment of the Tax Cuts and Jobs Act. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt obligations and maintenance reserves. Our total cash at September 30, 2018 was $773.7 million, a decrease of $27.1 million from December 31, 2017. In addition to cash and cash equivalents, as of September 30, 2018, we had $102.2 million in short-term investment securities.
Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the nine months ended September 30, 2018, we purchased 9 aircraft through debt financing transactions and made $144.8 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year has maturity dates ranging from 2023 to 2030 and interest rates ranging from 3.375% to 5.110%. In addition, during the nine months ended September 30, 2018, we purchased eight engines through cash purchases and sold five engines.
Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the nine months ended September 30, 2018, we paid $132.3 million in PDPs, net of refunds, and $6.1 million of capitalized interest for future deliveries of aircraft and spare engines. As of September 30, 2018, we had $253.8 million of PDPs, including capitalized interest, on our balance sheet.

On October 23, 2018, we entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of our rights under our purchase agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between August 2019 and December 2021. We intend to use any proceeds for working capital, capital expenditures and other general corporate purposes. The final maturity of the facility is December 30, 2020. As of October 24, 2018, no amounts have been drawn.
As of September 30, 2018, we had secured debt financing for one aircraft, delivered in October 2018. In addition, we secured financing for seven aircraft to be leased directly from a third-party lessor, scheduled for delivery in 2018 through 2019. Aircraft rent commitments for these 7 leased aircraft are expected to be approximately $1.0 million for the remainder of 2018, $27.2 million in 2019, $29.4 million in 2020, $29.4 million in 2021, $29.4 million in 2022, and $235.9 million in 2023 and beyond. As of September 30, 2018, we do not have financing commitments in place for the remaining 49 Airbus firm aircraft orders, scheduled for delivery between 2018 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability. During the first quarter of 2018, we entered into an aircraft purchase agreement for the purchase of 14 A319s, which were previously financed under operating lease agreements. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. The purchase of all 14 aircraft was completed during the second quarter of 2018, for an aggregate purchase price of $285.0 million, which was comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. For additional information, refer to "Notes to Condensed Financial Statements - 5. Special Charges."
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the nine months ended September 30, 2018, we recorded an increase of $10.5 million in maintenance reserves, net of reimbursements, and as of September 30, 2018, we had $249.1 million ($104.5 million in aircraft maintenance deposits and $144.6 million in long-term aircraft maintenance deposits) on our condensed balance sheet.
On October 25, 2017, our Board of Directors authorized a repurchase program of up to $100 million in aggregate value of shares of our Common Stock, par value $0.0001 per share, from time to time in open market or privately negotiated transactions. The authorization will expire on October 25, 2018. The timing and amount of any stock repurchases are subject to prevailing market conditions and other considerations. As of September 30, 2018, we had repurchased 1.2 million shares for $44.9 million under our stock repurchase program.
Net Cash Flows Provided By Operating Activities. Operating activities in the nine months ended September 30, 2018 provided $308.5 million in cash compared to $387.3 million provided in the nine months ended September 30, 2017. The decrease is primarily due to special charges within operating income recorded for the nine months ended September 30, 2018 associated with the amended pilot agreement, approved in February 2018. For additional information, refer to "Notes to Condensed Financial Statements - 5. Special Charges." In addition, we had a decrease in deferred income tax expense and deferred heavy maintenance, year over year. These decreases were partially offset by increases in special charges, non-operating and other liabilities.
Net Cash Flows Used In Investing Activities. In the nine months ended September 30, 2018, investing activities used $550.6 million, compared to $559.6 million used in the prior year period. The decrease was mainly driven by fewer purchases of property and equipment, year over year, as well as increased proceeds received from the sale of property and equipment.
Net Cash Flows Provided By Financing Activities. During the nine months ended September 30, 2018, financing activities provided $215.0 million in cash compared to $335.1 million provided in the nine months ended September 30, 2017. We received $518.2 million in connection with the 2015-1C and 2017-1C EETCs and the debt financing related to nine aircraft delivered during the nine months ended September 30, 2018. In addition, we paid $93.2 million in debt obligations and $205.6 million in capital lease obligations. The payments on capital lease obligations are primarily related to an aircraft purchase agreement for the purchase of 14 A319 aircraft which were previously operated by the Company under operating leases. For additional information, refer to "Notes to Condensed Financial Statements - 5. Special Charges."

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of September 30, 2018 and the periods in which payments are due (in millions):

	remainder of 2018	2019 - 2020	2021 - 2022	2023 and beyond	Total
Long-term debt (1)	$44	$314	$299	$1,308	$1,965
Interest commitments (2)	22	146	120	179	467
Capital and operating lease obligations	58	405	338	522	1,323
Flight equipment purchase obligations	210	1,403	792	8	2,413
Other (3)	3	25	20	67	115
Total future payments on contractual obligations	$337	$2,293	$1,569	$2,084	$6,283

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
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $1.8 million for the remainder of 2018, $5.8 million in 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, and $12.9 million in 2023 and beyond.

As of September 30, 2018, principal and interest commitments related to our future secured debt financing for 1 undelivered aircraft to be financed under the Series 2017-1 EETC are $0 for the remainder of 2018, $4.4 million in 2019, $4.0 million in 2020, $3.3 million in 2021, $3.1 million in 2022, and $34.0 million in 2023 and beyond.

Off-Balance Sheet Arrangements
We have significant obligations for aircraft and spare engines as 44 of our 121 aircraft and 12 of our 18 spare engines are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2019 and 2031. Aircraft rent payments were $44.3 million and $55.0 million for the three months ended September 30, 2018 and 2017, respectively, and $170.8 million and $168.6 million for the nine months ended September 30, 2018 and 2017, respectively. Our aircraft lease payments for 43 of our aircraft are fixed-rate obligations. One of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR.
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. During the first quarter of 2018, we negotiated revisions to our A320 aircraft order. We originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revisions, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft and are scheduled to be delivered in the remainder of 2018 and 2019. During the third quarter of 2018, we entered into operating lease agreements for the lease of seven A320neos that are scheduled to be delivered in the remainder of 2018 and 2019. As of September 30, 2018, our firm aircraft orders consisted of the following:

	Airbus		Third-Party Lessor
	A320ceo	A320neo	A320neo	Total
remainder of 2018	5		3	8
2019	2	9	4	15
2020		16		16
2021		18		18
	7	43	7	57

During the first quarter of 2018, we entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft, which were previously financed under operating lease agreements. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. As a result, we recorded a short-term capital lease asset of $236.7 million within flight equipment and a short-term capital lease obligation of $143.8 million, net of the related maintenance and security deposits, within current maturities of long-term debt and capital leases on the condensed balance sheet as of March 31, 2018. The purchase of all 14 aircraft was completed during the second quarter of 2018 for an aggregate gross purchase price of $285.0 million, which was comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. For additional information, refer to "Notes to Condensed Financial Statements - 5. Special Charges."
During the first quarter of 2018, we entered into an agreement to purchase six new engines. As of September 30, 2018, we had purchased all six engines, unencumbered. We also have two spare engine orders for V2500 SelectTwo engines with IAE and nine spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2018 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $210.2 million for the remainder of 2018, $592.1 million in 2019, $810.8 million in 2020, $775.4 million in 2021, $17.0 million in 2022 and $8.0 million in 2023 and beyond.
As of September 30, 2018, we had lines of credit related to corporate credit cards of $33.6 million from which we had drawn $10.1 million.
As of September 30, 2018, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $51.5 million. As of September 30, 2018, we had drawn $19.7 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of September 30, 2018, we did not hold any derivatives.
As of September 30, 2018, we have $9.4 million in uncollateralized surety bonds and a $35.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $17.3 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding unrealized gains or losses related to fuel derivative contracts, out of period fuel federal excise tax, loss on disposal of assets, special charges (credits) and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable, divided by ASMs.
“Adjusted CASM ex-fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges (credits) and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable, divided by ASMs.
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
“Average yield” means average operating revenue earned per RPM, calculated as total revenue divided by RPMs, also referred to as "passenger yield."
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2018 and 2017 represented approximately 31.6% and 26.2% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last twelve months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $88 million.
As of September 30, 2018 and December 31, 2017, we did not have any outstanding jet fuel derivatives. We measure our financial derivative instruments at fair value. Fair value of the instruments is determined using standard option valuation models. Changes in the related commodity derivative instrument cash flows may change by more or less than the amount based upon further fluctuations in future prices. Outstanding financial derivative instruments expose us to credit loss in the event of nonperformance by the counterparties to the agreements. However, we do not expect the counterparties to fail to meet their obligations.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $102.2 million and $100.9 million, as of September 30, 2018 and December 31, 2017, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of September 30, 2018, we had $1,964.6 million outstanding in fixed-rate debt related to the purchase of 25 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $1,940.3 million. As of December 31, 2017, we had $1,539.6 million outstanding in fixed-rate debt related to the purchase of 21 Airbus A320 aircraft and 25 Airbus A321 aircraft, which had a fair value of $1,583.2 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the third quarter of 2018. All stock repurchases during this period were made from employees who received restricted stock awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1-31, 2018	—	$—	—	$55,076,306
August 1-31, 2018	861	$43.86	—	$55,076,306
September 1-30, 2018	2,655	$45.55	—	$55,076,306
Total	3,516	$45.13	—

On October 25, 2017, our Board of Directors authorized a new repurchase program of up to $100 million in aggregate value of shares of our Common Stock, par value $0.0001 per share, from time to time in open market or privately negotiated transactions. The authorization will expire on October 25, 2018. The timing and amount of any stock repurchases are subject to prevailing market conditions and other considerations. As of September 30, 2018, 1.2 million shares had been repurchased under this stock repurchase program for $44.9 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
10.1	Rocky B. Wiggins Offer Letter.

10.2	Scott M. Haralson Offer Letter.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: October 24, 2018	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer