Form 10-K
period 2018-12-31
Spirit Airlines, Inc.
filed 2019-02-13
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☑     Accelerated filer    ☐      Non-accelerated filer   ☐     Smaller reporting company  ☐ Emerging growth company   ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.5 billion computed by reference to the last sale price of the common stock on the New York Stock Exchange on June 30, 2018, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 6, 2019:

Class	Number of Shares
Common Stock, $0.0001 par value per share	68,328,977

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2018.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview
Spirit Airlines, headquartered in Miramar, Florida, offers affordable travel to value-conscious customers. Our all-Airbus fleet is one of the youngest and most fuel efficient in the United States. We currently operate more than 500 daily flights to 72 destinations in 16 countries including the United States and throughout Latin America and the Caribbean. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally by offering customers unbundled base fares that remove components traditionally included in the price of an airline ticket. By offering customers unbundled base fares, we give customers the power to save by paying only for the Á La SmarteTM options they choose, such as checked and carry-on bags, advance seat assignments, priority boarding and refreshments. We record revenue related to these options as non-fare passenger revenue, which is recorded within passenger revenues in our statements of operations.

Our History and Corporate Information
We were founded in 1964 as Clippert Trucking Company, a Michigan corporation. We began air charter operations in 1990 and renamed ourselves Spirit Airlines, Inc. in 1992. In 1994, we reincorporated in Delaware, and in 1999 we relocated our headquarters to Miramar, Florida.
Our mailing address and executive offices are located at 2800 Executive Way, Miramar, Florida 33025, and our telephone number at that address is (954) 447-7920. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission or SEC. Such periodic reports, proxy statements and other information are available on the SEC's website at http://www.sec.gov. We also post on the Investor Relations page of our website, www.spirit.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Business Conduct and Ethics, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance, Safety, Security and Operations and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report. You can also obtain copies of these documents free of charge by writing to us at: Corporate Secretary, Spirit Airlines, Inc., 2800 Executive Way, Miramar, Florida 33025.
Our Business Model

Our ULCC business model provides customers low, unbundled base fares with a range of optional services, allowing customers the freedom to choose only the options they value. The success of our model is driven by our low-cost structure, which permits us to offer low base fares while maintaining high profit margins.
We are focused on value-conscious travelers who pay for their own travel, and our business model is designed to deliver what our customers want: low fares and a great experience. We use low fares to address underserved markets, which helps us to increase passenger volume and load factors on the flights we operate. We also have high-density seating configurations on our aircraft and a simplified onboard product designed to lower costs. High passenger volumes and load factors help us sell more ancillary products and services, which in turn allows us to reduce the base fare we offer even further. We strive to be recognized by our customers and potential customers as the low-fare leader in the markets we serve.
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
Through branded campaigns, we educate the public on how our unbundled pricing model works and show them how it provides a choice on how they spend their money and saves them money compared to other airlines. We show our commitment to delivering the best value in the sky by continuing to make improvements to the customer experience, including a new mobile-friendly website, mobile application, airport kiosks and self bag-tagging in most airports.
Our Strengths

We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:
Ultra Low-Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain among the highest operating margins in our industry and support continued growth. Our operating costs per available seat mile ("CASM") of 8.14 cents in 2018 were significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:

•	high aircraft utilization;

•	high-density seating configurations on our aircraft along with a simplified onboard product designed to lower costs;

•	minimal hub-and-spoke network inefficiencies;

•	highly productive workforce;

•	opportunistic outsourcing of operating functions;

•	operating a single-fleet type of Airbus A320-family aircraft that is one of the youngest and most fuel efficient in the United States and operated by common flight crews;

•	reduced sales, marketing and distribution costs through direct-to-consumer marketing;

•	efficient flight scheduling, including minimal ground times between flights; and

•	a company-wide business culture that is keenly focused on driving costs lower.
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to generate significant non-ticket revenue, which allows us to lower base fares and enables our passengers to identify, select and pay for only the products and services they want to use. In implementing our unbundled strategy, we have grown non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $55 in 2018 by:

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

•
offering third-party travel products (travel packages), such as hotel rooms, ground transportation (rental and hotel shuttle products) and attractions (show or theme park tickets) packaged with air travel on our website; and

•	selling third-party travel insurance through our website.
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
Well Positioned for Growth. We have developed a substantial network of destinations in profitable U.S. domestic niche markets, targeted growth markets in the Caribbean and Latin America and high-volume routes flown by price-sensitive travelers. In the United States, we also have grown into large markets that, due to higher fares, have priced out those more price-sensitive travelers. We seek to balance growth between large domestic markets, large leisure destinations and opportunities in the Caribbean and Latin America according to current economic and industry conditions.
Experienced International Operator. We believe we have substantial experience in foreign aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2018, 2017 and 2016, no revenue from any one foreign country represented greater than 4% of our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.

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

Route Network
As of December 31, 2018, our route network included 279 markets served by 72 airports throughout United States, Latin America and the Caribbean.
Below is a route map of our current network, which includes seasonal routes and routes announced as of January 21, 2019 for which service has not yet started:

SEATTLE–TACOMA
PORTLAND
MINNEAPOLIS–ST. PAUL
PLATTSBURGH / MONTREAL
NIAGARA FALLS / TORONTO
CHICAGO / O'HARE
DETROIT
BOSTON
HARTFORD
CLEVELAND
AKRON–CANTON
NEWARK
NEW YORK / LAGUARDIA
INDIANAPOLIS
PITTSBURGH
LATROBE
PHILADELPHIA
DENVER
COLUMBUS
ATLANTIC CITY
KANSAS CITY
BALTIMORE / WASHINGTON, D.C.
CHARLESTON
OAKLAND
RICHMOND
LAS VEGAS
GREENSBORO
RALEIGH–DURHAM
ASHEVILLE
LOS ANGELES
DALLAS / FORT WORTH
MYRTLE BEACH
ATLANTA
SAN DIEGO
PHOENIX
AUSTIN
NEW ORLEANS
JACKSONVILLE
HOUSTON / BUSH INTERCONTINENTAL
ORLANDO
TAMPA
FT. MYERS
WEST PALM BEACH
FT. LAUDERDALE
LOS CABOS
MEXICO
CANCUN
MEXICO
SANTIAGO
DOMINICAN REPUBLIC
PUNTA CANA
DOMINICAN REPUBLIC
CAP-HAÏTIEN
HAITI
SAN JUAN
PUERTO RICO
PORT-AU-PRINCE
HAITI
ST. THOMAS
ST. MAARTEN
MONTEGO BAY
JAMAICA
SANTO DOMINGO
DOMINICAN REPUBLIC
AGUADILLA
PUERTO RICO
ST. CROIX
KINGSTON
JAMAICA
SAN PEDRO SULA
HONDURAS
GUATEMALA CITY
GUATEMALA
SAN SALVADOR
EL SALVADOR
ARUBA
MANAGUA
NICARAGUA
CARTAGENA
COLOMBIA
SAN JOSÉ
COSTA RICA
PANAMA CITY
PANAMA
MEDELLÍN
COLOMBIA
LIMA
PERU
GUAYAQUIL
ECUADOR
CALI
COLOMBIA
ARMENIA
COLOMBIA
BOGOTÁ
COLOMBIA

Our network expansion targets underserved and/or overpriced markets. We employ a rigorous process to identify opportunities to deploy new aircraft where we believe they will be most profitable. To monitor the profitability of each route, we analyze weekly and monthly profitability reports as well as near-term forecasting.
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, code-sharing relationships and frequent flyer programs and redemption opportunities. Our competitors and potential competitors include traditional network airlines, other low-cost carriers and ULCCs, and regional airlines. We typically compete in markets served by traditional network airlines, and other low-cost carriers and ULCCs, and, to a lesser extent, regional airlines.
As of December 31, 2018, our top two largest network overlaps are with Southwest Airlines and American Airlines at approximately 59% and 48% of our markets, respectively. Our principal competitors on domestic routes are Southwest Airlines, American Airlines, Delta Air Lines and United Airlines. Our principal competitors to our markets in the Caribbean and Latin America are American Airlines, JetBlue Airways, Southwest Airlines and United Airlines. Our principal competitive advantage is our relative cost advantage which allows us to offer low base fares profitably. In 2018, our unit operating costs were among the lowest in the U.S. airline industry. In difficult economic or competitive environments, we believe our low unit costs coupled with our relatively stable non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
The airline industry is particularly susceptible to price discounting because, once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. The expenses of a scheduled aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize TRASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is unable to fill at higher rates. A key element to our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets.

Seasonality

Our business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters each year due to more vacation travel during these periods, as compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends.
Distribution

The majority of our tickets are sold through direct channels, including online via www.spirit.com, our call center and our airport ticket counters, with www.spirit.com being the primary channel. We also partner with a number of third parties to distribute our tickets, including online and traditional travel agents and electronic global distribution systems.
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

As of December 31, 2018, we had a fleet of 128 Airbus single-aisle aircraft, which are commonly referred to as “A320 family” aircraft. A320 family aircraft include the A319, A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2018, our fleet consisted of 31 A319s, 60 A320ceos, 7 A320neos and 30 A321ceos, and the average age of the fleet was 5.4 years. As of December 31, 2018, we owned 82 of our aircraft, of which 33 aircraft are financed through senior and junior long-term debt with terms of 12 and 7 years, respectively, 27 aircraft are financed through enhanced equipment trust certificates ("EETCs"), and 22 aircraft were purchased off lease and are currently unencumbered. Refer to “Notes to the Financial Statements—13. Debt and Other Obligations” for information regarding our debt financing and “Notes to the Financial Statements—5. Special Charges” for information regarding our aircraft purchased off lease. The remaining 46 of our aircraft are financed under operating leases with expirations between 2021 and 2030. In addition, as of December 31, 2018, we had 12 spare engines financed under operating leases and owned 8 spare engines.
As of December 31, 2018, firm aircraft orders consisted of 50 A320 family aircraft (2 A320ceos and 43 A320neos with Airbus and an additional 5 direct operating leases for A320neos with a third-party lessor). During the first quarter of 2018, we negotiated revisions to our A320 aircraft order with Airbus. We originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revision, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft, of which 3 were delivered in the fourth quarter of 2018 and the remaining 2 are scheduled to be delivered in 2019. As of December 31, 2018, spare engine orders consisted of two V2500 SelectTwo engines with IAE and eight PurePower PW 1100G-JM engines with Pratt & Whitney. Aircraft are scheduled for delivery from 2019 through 2021 and spare engines are scheduled for delivery from 2019 through 2024. The firm aircraft orders provide for capacity growth as well as the flexibility to add to, or replace, the aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends.
Consistent with our ULCC business model, each of our aircraft is configured with a high density seating configuration, which helps us maintain a lower unit cost and pass savings to our customers. Our high density seating configuration accommodates more passengers than those of our competitors when comparing the same type of aircraft.
Maintenance and Repairs
We have a Federal Aviation Administration ("FAA") mandated and approved maintenance program, which is administered by our technical services department. Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft.
Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 24 to 36 months. Heavy engine maintenance is performed approximately every six years and includes a more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, heavy airframe maintenance checks, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for our current fleet and future deliveries with IAE and Pratt & Whitney for our engine overhaul services and with Lufthansa Technik on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.
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
In the first quarter of 2017, we opened a 126,000-square-foot maintenance hangar facility, adjacent to the airfield at the Detroit Metropolitan Wayne County Airport, which allows us to fulfill the maintenance requirements of our growing fleet and will reduce dependence on third-party facilities and contract line maintenance. Please see “-Properties-Ground Facilities.”
Employees

Our business is labor intensive, with labor costs representing approximately 24.2%, 23.4% and 25.2% of our total operating costs for 2018, 2017 and 2016, respectively. As of December 31, 2018, we had 2,082 pilots, 3,460 flight attendants, 54 dispatchers, 277 ramp service agents, 249 passenger service agents, 712 maintenance personnel, 196 airport agents/other and 678 employees in administrative roles for a total of 7,708 employees. As of December 31, 2018, approximately 80% of our employees were represented by five labor unions. On an average full-time equivalent basis, for the full year 2018, we had 7,110 employees, compared to 6,100 in 2017.
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
The Railway Labor Act, or RLA, governs our relations with labor organizations. Under the RLA, our collective bargaining agreements do not expire, but instead become amendable as of a stated date. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board, or NMB, to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even several years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists. If an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board, or PEB, may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization and the airline each may resort to “self-help,” including, for the labor organization, a strike or other labor action, and for the airline, the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. The table below sets forth our employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	February 2023
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021
Dispatchers	Professional Airline Flight Control Association (PAFCA)	October 2023
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020
Passenger Service Agents	Transport Workers Union of America (TWU)	NA
In August 2015, our collective bargaining agreement with our pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the NMB to facilitate negotiations for an amended agreement and we joined ALPA in the request. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the new five-year agreement. In connection with the new agreement, we incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts were recorded in special charges within operating expenses in the statement of operations for the year ended December 31, 2018. For additional information, refer to “Notes to the Financial Statements—5. Special Charges.”
In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants and in May 2016, the flight attendants voted to approve the new five-year contract. In connection with this agreement, we paid a $9.6 million ratification incentive payment to the flight attendants recorded within salaries, wages and benefits in the statements of operations. Of the total ratification incentive, $8.4 million was recorded during 2016 as the remaining $1.2 million was previously accrued in 2015.
In December 2017, PAFCA filed an application with the NMB seeking to represent our dispatchers, who were previously represented by the TWU.  In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election took place through February 20, 2018 and the dispatchers elected to be represented by the PAFCA. In June 2018, we commenced negotiations with PAFCA for an amended agreement with our dispatchers. In October 2018, we reached a tentative agreement for a new five-year agreement, which was ratified by the PAFCA members in October 2018.
In July 2014, certain ramp service agents directly employed by the Company voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, covering material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement, which is amendable in June 2020.
In June 2018, we were notified by the NMB that the TWU filed an application seeking a representation election for our passenger service agents. Our passenger service agents voted to be represented by the TWU, but the representation applies only to the Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement.
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
Insurance
We maintain insurance policies we believe are customary in the airline industry and as required by the Department of Transportation ("DOT"). The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire and extended coverage; war risk (terrorism); directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; and workers’ compensation and employer’s liability. Renewing coverage could result in a change in premium and more restrictive terms. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.
Management Information Systems
We have continued our commitment to technology improvements to support our ongoing operations and initiatives. In 2016, we upgraded the Sabre Flight Operating Suite to Flight Plan Manager. During 2017, we completed the migration of critical operating and sales systems into a state-of-the-art data center facility in South Florida, implemented a new customer mobile application, deployed all new self-service kiosks, and improved the customer experience on our website.
During 2018, we invested in the development of a regionally diverse cloud infrastructure and further network improvements. In 2019, we will continue migrating critical business applications into the cloud infrastructure, allowing us to take increasing advantage of the analytics and automation functions. These improvements provide further opportunities to increase business intelligence and flexibility, improve business continuity, mitigate disaster scenarios and enhance data security. We intend to continue to invest time and resources in upgrading and improving our information systems and the security of our data.
Foreign Ownership
Under DOT regulations and federal law, we must be controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.
We believe we are currently in compliance with such foreign ownership rules.

Government Regulation
Operational Regulation
The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the FAA. The DOT has jurisdiction over economic and consumer issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability and disabled passenger transportation, tarmac delays and responding to customer complaints among other areas. In October 2018, following the enactment of the FAA Reauthorization Act of 2018, the DOT enacted an Enforcement Notice addressing the obligations of U.S. carriers to report certain data for mishandled baggage, wheelchairs, and scooters, and established a new compliance date of December 6, 2018. In May 2016, the DOT issued an Advance Notice of Proposed Rulemaking to seek comment on amending its Air Carrier Access Act regarding transportation of service animals, as well as an Interim Statement of Enforcement Priorities Regarding Service Animals to highlight its intended enforcement focus. In 2016, Congress passed a law requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours. Though the DOT has been collecting information from carriers and other interested parties and organizations from which to develop a rule, as of January 2019, a rule has not been issued. Additional rules, including disabled passenger rules, may be issued in 2019. See “Risk Factors—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws which could harm our business, results of operations and financial condition."
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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2018, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. In 2014, the FAA issued its final regulations governing rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The rule, known as FAR 117 which became effective on January 4, 2014, impacts the required amount and timing of rest periods for pilots between work assignments, and modifies duty and rest requirements based on the time of day, number of scheduled segments, flight types, time zones and other factors. FAR 117 resulted in increased pilot costs as we were required to hire more pilots in order to comply with the regulations. Any new or revised operational regulations in the future could result in further increased costs. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
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

lITEM 1A.    RISK FACTORS

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
The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition has, and may continue to, adversely affect our revenue generation. Moreover, many other airlines have begun to unbundle services by charging separately for services such as baggage and advance seat selection. This unbundling and other cost reducing measures could enable competitor airlines to reduce fares on routes that we serve. Beginning in 2015, and continuing through 2018, the availability of low priced fares coupled with an increase in domestic capacity led to dramatic changes in pricing behavior in many U.S. markets. Many domestic carriers began matching lower cost airline pricing, either with limited or unlimited inventory.
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
Many of the traditional network airlines in the United States have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. They also have completed large mergers that have increased their scale and share of the travel market. The mergers between AMR Corporation and US Airways Group, Inc., between Delta Air Lines and Northwest Airlines, between United Airlines and Continental Airlines, between Southwest Airlines and AirTran Airways, and between Alaska Airlines and Virgin America, have created five very large and powerful network airlines, which creates a challenging pricing environment for smaller airlines like us. In the future, there may be additional consolidation in our industry. Any business combination could significantly alter industry conditions and competition within the airline industry, which could have an adverse effect on our business.

Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies, new pricing policies designed to compete with ULCCs or new market entrants. Any such competitor may have greater financial resources and access to less expensive sources of capital than we do, which could enable them to operate their business with a lower cost structure, or enable them to operate with lower-marginal revenues without substantial adverse effects, than we can. If these competitors adopt and successfully execute a ULCC business model, we could be materially adversely affected. In 2015, Delta Air Lines began to market and sell a "Basic Economy" fare which was designed in part to provide its customers with a low base fare similar to Spirit. In 2017, American Airlines and United Airlines announced their "Basic Economy" fare, and other airlines like Alaska Airlines have also followed suit.
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
Aircraft fuel costs represented 31.6%, 27.3% and 23.8% of our total operating expenses for 2018, 2017 and 2016, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could disrupt oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East and Venezuela, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.
Aircraft fuel prices have been subject to high volatility, fluctuating substantially over the past several years. For example, our fuel prices spiked at a high of $3.32 per gallon, in the second quarter of 2012, fell as low as $1.22 per gallon in the first quarter of 2016 and remained at over $2.00 per gallon throughout 2018. We cannot predict the future availability, price volatility or cost of aircraft fuel. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase or decrease in the price of aircraft fuel can have a significant negative impact on our operating costs or revenues and on our business, results of operations and financial condition.
The International Maritime Organization ("IMO") has set January 1, 2020 as the implementation date for ships to comply with its new low sulfur fuel oil requirements. It is uncertain how the availability and price of jet fuel around the world will be affected by the implementation of the IMO 2020 Regulations. Increased costs and/or decreased supply of jet fuel may be material and could adversely affect the Company’s results of operations and financial condition.
Fuel derivative activity, if any, may not reduce fuel costs.
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps ("jet fuel swaps") and United States Gulf Coast jet fuel options ("jet fuel options"). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2018, we had no outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”
Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
During 2018, 2017 and 2016, we generated non-ticket revenues of $1,618.9 million, $1,280.2 million and $1,121.9 million, respectively. Our non-ticket revenues are generated from charges for, among other things, baggage, bookings through certain of our distribution channels, advance seat selection, itinerary changes and loyalty programs. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and Federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive regulation by the Federal Aviation Administration, the Department of Transportation and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
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

•
changes in consumer preferences, perceptions, spending patterns or demographic trends, including any increased preference for higher-fare carriers offering higher amenity levels, and reduced preferences for low-fare carriers offering more basic transportation;

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
Airlines are often affected by factors beyond their control, including: air traffic congestion at airports; air traffic control inefficiencies; major construction or improvements at airports; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel related taxes or the outbreak of disease, any of which could harm our business, operating results and financial condition.
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, new travel related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and Northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017) as well as southern Texas (such as Hurricane Harvey in August 2017), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico) can cause flight cancellations, significant delays and certain facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu and Zika virus, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry.

Any increases in travel related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in January 2019 may have a negative impact on our operations and financial results.
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
Our business is labor intensive, with labor costs representing approximately 24.2%, 23.4% and 25.2% of our total operating costs for 2018, 2017 and 2016, respectively. As of December 31, 2018, approximately 80% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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
In August 2015, the collective bargaining agreement with our pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board ("NMB") to facilitate negotiations for an amended agreement and we joined ALPA in the request. During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the new five-year agreement with the Company. In connection with the new agreement, we incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts were recorded in special charges within operating expenses in the statement of operations for the year ended 2018.
In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. In May 2016, we entered into a five-year agreement with our flight attendants, which becomes amendable May 2021.
In December 2017, PAFCA filed an application with the NMB seeking to represent our dispatchers, who were previously represented by the TWU. In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election took place through February 20, 2018 and the dispatchers elected to be represented by the PAFCA. In June 2018, the Company commenced negotiations with PAFCA for an amended agreement with its dispatchers. In October 2018, PAFCA and the Company reached a tentative agreement for a new five-year agreement, which was ratified by the PAFCA members in October 2018. The terms of the new agreement are currently in effect.
In July 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement with the IAMAW, which is amendable in June 2020.
In June 2018, the NMB notified the Company that the TWU filed an application seeking a representation election for the Company's passenger service agents. The NMB determined that a representation election would be held and the voting period for the election took place through September 4, 2018. The Company's passenger service agents voted to be represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement.
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
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2018, our 128 aircraft fleet consisted of 46 aircraft financed under operating leases, 60 aircraft financed under debt arrangements, and 22 aircraft purchased off lease and currently unencumbered. In 2018 and 2017, we paid the lessors rent of $214.0 million and $220.9 million, respectively. In connection with our aircraft and engines, in 2018, we received maintenance deposits, net of payments, of $14.0 million and in 2017, we paid maintenance deposits, net of reimbursements, of $37.9 million. As of December 31, 2018, we had future aircraft and spare engine operating lease obligations of approximately $1.2 billion. In 2018 and 2017, we made scheduled principal payments of $137.3 million and $102.3 million on our outstanding debt obligations, respectively. As of December 31, 2018, we had future principal debt obligations of $2.2 billion, of which $171.4 million is due in 2019. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt & Whitney for delivery over the next several years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. The amount of our aircraft related fixed obligations and related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:

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
As of December 31, 2018, we had access to lines of credit from our physical fuel delivery and derivative counterparties and our purchase credit card issuer aggregating $75.1 million and an unsecured standby letter of credit facility of $35.0 million. In addition, during the fourth quarter of 2018, we entered into a revolving credit facility for up to $160 million on which we had drawn $135.3 million as of December 31, 2018. For additional information, refer to "Notes to the Financial Statements—13, Debt and Other Obligations." These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
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
In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, IAE and Pratt & Whitney over the next several years, and we will need to finance these purchases. We may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of PDPs, or for other working capital. Factors that affect our ability to raise financing or access the capital markets include market conditions in the airline industry, economic conditions, the perceived residual value of aircraft and related assets, the level and volatility of our earnings, our relative competitive position in the markets in which we operate, our ability to retain key personnel, our operating cash flows and legal and regulatory developments. Regardless of our creditworthiness, at times the market for aircraft purchase or lease financing has been very constrained due to such factors as the general state of the capital markets and the financial position of the major providers of commercial aircraft financing.
Our liquidity and general level of capital resources impact our ability to hedge our fuel requirements.
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2018, we had no outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past, we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. In a falling fuel price environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 12.1 hours for 2018, 11.6 hours for 2017 and 12.4 hours for 2016. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2018, the average age of our aircraft was approximately 5.4 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. Depending on their recoverability, these maintenance reserves may be classified as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Aircraft Maintenance, Materials and Repair Costs and Heavy Maintenance Amortization” and “—Maintenance Reserves.”
Our lack of marketing alliances could harm our business.
Many airlines, including the domestic traditional network airlines (American, Delta and United) have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as

OneWorld, SkyTeam and Star Alliance, generally provide for code-sharing, frequent flyer program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any alliances with U.S. or foreign airlines. Our lack of marketing alliances puts us at a competitive disadvantage to traditional network carriers who are able to attract passengers through more widespread alliances, particularly on international routes, and that disadvantage may result in a material adverse effect on our passenger traffic, business, results of operations and financial condition.
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
In October 2018, Congress passed the FAA Reauthorization Act of 2018, which extends FAA funds through fiscal year 2023. The legislation contains provisions which could have effects on our results of operations and financial condition. Among other provisions, the new law requires the DOT to lift the payment cap on denied boarding compensation, create new requirements for the treatment of disabled passengers, and treble the maximum civil penalty for damage to wheelchairs and other assistive devices or for injuring a disabled passenger. The FAA must issue rules establishing minimum dimensions for passenger seats, including seat pitch, width and length. The Act also establishes new rest requirements for flight attendants and requires, within one year, that the FAA issue an order requiring installation of a secondary cockpit barrier on each new aircraft.

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
We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting system, telecommunications systems, website, maintenance systems and check-in kiosks. The performance and reliability of our technology are critical to our ability to operate and compete effectively. In 2015, our Board of Directors approved a significant technology upgrade initiative meant to address our aging IT infrastructure. This initiative has and will continue to upgrade, replace, and enhance multiple older and outdated legacy systems and hardware. The execution of our strategic plans could be negatively affected by (i) our ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) our ability to effectively balance our investment of incremental operating expenses and capital expenditures related to our strategies against the need to effectively control cost; and (iii) our dependence on third parties with respect to our ability to implement our strategic plans. We cannot assure you that our security measures, change control procedures, and disaster recovery plans will be adequate to prevent disruptions or delays. Disruption in or changes to these systems could result in an interruption to our operations or loss of important data. Any of the foregoing could result in a material adverse effect on our business, reputation, results of operations and financial condition.
In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information with a high degree of reliability. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our reservation system fails or experiences interruptions, and we are unable to book seats for any period of time, we could lose a significant amount of revenue as customers book seats on competing airlines. We have experienced short duration reservation system outages from time to time and may experience similar outages in the future. For example, in November 2010, we experienced a significant service outage with our third-party reservation service provider on the day before Thanksgiving, one of the industry’s busiest travel days and in August 2013, we experienced a 13-hour outage that affected our sales and customer service response times. We also rely on third-party service providers of our other automated systems for technical support, system maintenance and software upgrades. If our automated systems are not functioning or if the current providers were to fail to adequately provide technical support or timely software upgrades for any one of our key existing systems, we could experience service disruptions, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems’ vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all and any transition time to a new system may be significant.
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
We rely on a single service provider to manage the majority of our fuel supply.
As of December 31, 2018, we had a single fuel service contract with World Fuel Services Corporation to manage the majority of the sourcing and contracting of our fuel supply. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
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
One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE, or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. For example, during the fourth quarter of 2016, and continuing through early 2018, introductory issues with the new-generation PW1100G-JM engines, designed and manufactured by Pratt & Whitney, resulted in the intermittent grounding of certain of our A320neo aircraft. In February 2018, all five of our A320neo aircraft became fully operational and the aircraft continue to be in service. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions. Due in part to issues involving the new engine, we have renegotiated certain aspects of our aircraft delivery schedule. We originally had four A320neos scheduled for delivery in 2018 of which two were converted to A320ceo aircraft, and delivered in 2017, and the remaining two were deferred until 2019. In January 2018, we also amended our 2019 order to convert five of our 2019 A320neo aircraft to A320ceo aircraft. We cannot be certain that the new generation PW1100G-JM issues will be corrected or if the defect will require the grounding of any of our A320neos. These types of events, if appropriate design or mechanical modifications cannot be adequately implemented, could materially adversely affect our business, results of operations and financial condition. Moreover, the use of our aircraft could be suspended or restricted by regulatory authorities in the event of actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft, engines or components that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft, engines or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.
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

There is also an increasing international focus on climate change and environmental regulation. Members of the International Civil Aviation Organization ("ICAO") have been negotiating a global agreement in greenhouse gas emissions for the aviation industry. In October 2016, the ICAO adopted the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. Further, in June 2018 the ICAO adopted standards pertaining to the collection and sharing of information in international aviation emissions beginning in 2019. The CORSIA will increase operating costs for Spirit and other U.S. airlines that operate internationally. The CORSIA is expected to be implemented in phases, with information sharing beginning in 2019 and phase I beginning in 2021. Certain details are still being developed and the impact cannot be fully predicted. Compliance with CORSIA could significantly increase our operating costs beginning in 2019 and beyond. The potential impact of CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that we would need to acquire, the efficiency of our fleet and the number of flights subject to these requirements. These costs have not been completely defined and could fluctuate.
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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2018, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2018, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2018, we operated a fleet of 128 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned	Number Leased
A319	145	11.9	31	22	9
A320ceo	182	4.2	60	30	30
A320neo	182	1.5	7	—	7
A321	228	2.0	30	30	—
		5.4	128	82	46
As of December 31, 2018, our firm aircraft orders consisted of 50 A320 family aircraft with Airbus (2 A320ceos and 43 A320neos with Airbus and an additional 5 direct operating leases for A320neos with a third-party lessor). As of December 31, 2018, our future fleet plan, net of contractual lease returns, is illustrated in the table below.

Aircraft Type	2019	2020	2021	2022	2023
A319	31	31	30	26	26
A320ceo	62	62	62	58	53
A320neo	21	37	55	55	55
A321	30	30	30	30	30
Total Aircraft	144	160	177	169	164
Note 1: Actual fleet count may differ depending on future fleet decisions, including actual lease returns.
During the first quarter of 2018, we negotiated revisions to our A320 aircraft order. We originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revision, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft. Of these five aircraft, three were delivered in the fourth quarter of 2018 and the remaining two are scheduled to be delivered in 2019. During the third quarter of 2018, we entered into operating lease agreements for the lease of 7 A320neos of which 2 were delivered in the fourth quarter of 2018 and the remaining 5 are scheduled to be delivered in 2019. We also have two spare engine orders for V2500 SelectTwo engines with IAE and eight spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2019 through 2024.
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
As of December 31, 2018, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 25% of our capacity operating from FLL during 2018. We operate primarily out of Terminal 4 at FLL, the international terminal. We currently use up to ten gates simultaneously at Terminal 3 and Terminal 4. We have preferential access to six of the Terminal 4 gates, preferential access to two of the Terminal 3 gates, common use access to the remaining four Terminal 4 gates, and access to other Terminal 3 gates. FLL is in the middle of a concourse replacement and expansion project, which will expand the number of gates at Terminal 4 from 10 to 14. Other airports through which we conduct significant operations include McCarran International Airport (LAS), Orlando International Airport (MCO), Detroit

Metropolitan Wayne County Airport (DTW), Chicago O'Hare International Airport (ORD), Dallas/Fort Worth International Airport (DFW), and Baltimore/Washington International Airport (BWI).
Our largest maintenance facility is a hangar currently located at DTW. This hangar is owned and operated on leased land. The lease with the airport authority expires in September 2032. We also conduct additional maintenance operations in leased facilities in Fort Lauderdale, Florida; Chicago, Illinois; Atlantic City, New Jersey; Dallas, Texas; Houston, Texas; Las Vegas, Nevada; Orlando, Florida; Atlanta, Georgia; Myrtle Beach, South Carolina; Fort Myers, Florida; and Philadelphia, Pennsylvania.
Our principal executive offices and headquarters are located in a leased facility at 2800 Executive Way, Miramar, Florida 33025, consisting of approximately 56,000 square feet. The lease for this facility expires in January 2025. In January 2014, we expanded our principal executive offices and headquarters by leasing an additional facility located at 2844 Corporate Way, Miramar, Florida 33025, consisting of approximately 15,000 square feet. The lease for this facility expires in January 2025. In March 2018 we added approximately 26,000 square feet of office space at 2877-2899 N Commerce Parkway, Miramar, FL 33025 to further support the corporate headquarters. The lease on this space expires on June 30, 2021. We also have a training center located in a leased facility at 1050 Lee Wagener Boulevard, Fort Lauderdale, Florida 33315, consisting of approximately 12,000 square feet, under a lease that expires in January 2020.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of our common stock
Our common stock is listed and traded on the NYSE under the symbol "SAVE," as of December 28, 2017. Prior to this date, our stock traded on the NASDAQ under the symbol "SAVE." The following table shows, for the periods indicated, the high and low closing per share sales prices for our common stock.

	High	Low
Fiscal year ended December 31, 2017
First Quarter	$58.10	$49.53
Second Quarter	59.74	50.90
Third Quarter	53.46	32.09
Fourth Quarter	45.30	33.47
Fiscal year ended December 31, 2018
First Quarter	$48.26	$36.99
Second Quarter	39.61	34.98
Third Quarter	49.27	36.13
Fourth Quarter	64.59	43.83
As of February 1, 2019, there were approximately 110 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2019 Proxy Statement is incorporated herein by reference.
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

Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2018. Repurchases of equity securities during the period include repurchases made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2018	196	$48.84	—	$—
November 1-30, 2018	—	—	—	—
December 1-31, 2018	114	60.40	—	—
Total	310	$53.09	—
During the first three quarters of 2018, we repurchased 28 thousand shares for a total of $1.1 million. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock awards.
During 2018, there were no open market repurchases made under our stock repurchase program that expired on October 25, 2018. During 2017, we repurchased 1.2 million shares for $44.9 million under our open market stock repurchase program. During the year ended December 31, 2018, we had no treasury share retirements. During the year ended December 31, 2017, we retired 3.9 million treasury shares in a total aggregate amount of $199.4 million.

Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index for the period beginning on December 31, 2013 and ending on December 31, 2018. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 31, 2013, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2013 to December 31, 2018, is not necessarily indicative of future results.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Spirit	$100.00	$166.44	$87.76	$127.42	$98.77	$127.55
NYSE ARCA Airline Index	$100.00	$150.20	$127.27	$163.58	$173.69	$136.52
NASDAQ Composite Index	$100.00	$114.83	$122.99	$134.02	$173.86	$168.98

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
We derived the selected statements of operations data for the years ended December 31, 2018, 2017 and 2016 and the balance sheet data as of December 31, 2018 and 2017 from our audited financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2015 and 2014 and the balance sheet data as of December 31, 2016, 2015 and 2014 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except share and per-share data)
Operating revenues:
Passenger (1)	$3,260,015	$2,572,887	$2,257,801	$1,169,338	$1,144,972
Other (1)	63,019	70,665	62,220	972,125	786,608
Total operating revenue	3,323,034	2,643,552	2,320,021	2,141,463	1,931,580
Operating expenses:
Aircraft fuel (2)	939,324	615,581	447,553	461,447	612,909
Salaries, wages and benefits	719,635	527,959	472,471	377,508	313,409
Landing fees and other rents	214,677	180,655	151,679	131,077	105,115
Aircraft rent	177,641	205,852	201,675	211,531	195,827
Depreciation and amortization	176,727	140,152	101,136	73,908	46,971
Distribution	137,001	113,472	96,895	86,576	74,823
Maintenance, materials and repairs	129,078	110,439	98,587	80,448	73,956
Special charges (3)	88,921	12,629	37,189	673	45
Loss on disposal of assets	9,580	4,168	4,187	1,604	3,008
Other operating	379,536	347,820	267,191	207,569	150,254
Total operating expenses	2,972,120	2,258,727	1,878,563	1,632,341	1,576,317
Operating income	350,914	384,825	441,458	509,122	355,263
Other (income) expense:
Interest expense (4)	83,777	57,302	41,654	20,382	2,747
Capitalized interest (5)	(9,841)	(13,793)	(12,705)	(11,553)	(2,747)
Interest income	(19,107)	(8,736)	(5,276)	(2,125)	(336)
Other expense	752	366	528	15	2,605
Special charges, non-operating (6)	90,357	—	—	—	—
Total other expense (income)	145,938	35,139	24,201	6,719	2,269
Income before income taxes	204,976	349,686	417,257	502,403	352,994
Provision (benefit) for income taxes (7)	49,227	(65,836)	153,774	185,183	127,530
Net income	$155,749	$415,522	$263,483	$317,220	$225,464
Earnings Per Share:
Basic	$2.28	$6.00	$3.75	$4.39	$3.10
Diluted	$2.28	$5.99	$3.74	$4.38	$3.08
Weighted average shares outstanding:
Basic	68,248,931	69,220,750	70,343,935	72,207,725	72,738,961
Diluted	68,430,832	69,376,930	70,507,596	72,426,060	73,293,869

(1)
Amounts prior to 2016 do not reflect the adoption of ASU No. 2014-09 (ASU 2014-09), "Revenue from Contracts with Customers," completed in the first quarter of 2018. Refer to “Notes to the Financial Statements—2, Recent Accounting Developments" for information regarding the Company's adoption of ASU 2014-09.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Into-plane fuel cost	$939,324	$615,581	$447,553	$454,747	$608,033
Realized losses (gains) related to fuel derivatives contracts, net	—	—	—	10,580	995
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	—	(3,880)	3,881
Aircraft fuel expense	$939,324	$615,581	$447,553	$461,447	$612,909

(3)
Special charges include: (i) for 2014, $0.1 million in costs related to the DCA exit; (ii) for 2015, $0.7 million related to restructuring charges for outsourcing of ramps and passenger services; (iii) for 2016, $37.2 million related to lease termination charges recognized in connection with the purchase of 7 aircraft formerly financed under operating lease agreements; (iv) for 2017, $12.6 million related to lease termination charges recognized in connection with the purchase of one engine and one aircraft formerly financed under operating lease agreements; (v) for 2018, $88.7 million related to the ratification incentive payment made in connection with the new collective bargaining agreement with our pilots. Please see "Notes to Financial Statements—5. Special Charges" for further discussion.

(4)
Interest expense in 2014 primarily relates to interest related to the long-term debt, commitment fees and underpayment of Federal Excise Tax for fuel purchases during the period between July 1, 2009 and August 31, 2014. Interest expense in 2015, 2016, 2017 and 2018 primarily relates to interest related to financing of purchasing aircraft.

(5)
Interest attributable to funds used to finance the acquisition of new aircraft, including PDPs is capitalized as an additional cost of the related asset. In 2015, 2016, 2017 and 2018, capitalized interest primarily represents interest related to the financing of purchased aircraft.

(6)
In 2018, special charges, non-operating represents interest related to an aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases. Please see "Notes to Financial Statements—5. Special Charges" for further discussion.

(7)
During the twelve months ended December 31, 2017, we recorded a non-recurring income tax benefit of $196.7 million ($2.84 and $2.84 per basic and diluted share, respectively) due to the enactment of the Tax Cuts and Jobs Act of 2017.

The following table presents balance sheet data for the periods presented:

	As of December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$1,004,733	$800,849	$700,900	$803,632	$632,784
Short-term investment securities	102,789	100,937	100,155	—	—
Total assets (8) (9)	5,165,457	4,145,800	3,153,629	2,530,545	1,592,753
Long-term debt and capital leases, including current portion	2,188,331	1,502,928	981,713	646,330	145,663
Stockholders' equity (9)	1,928,504	1,762,574	1,385,184	1,225,310	1,003,075

(8)    Prior period amounts have been reclassified to conform to ASU No. 2015-17 (ASU 2015-17), "Income Taxes" issued in November 2015.

(9)
Amounts prior to 2016 do not reflect the adoption of ASU No. 2014-09 (ASU 2014-09), "Revenue from Contracts with Customers," completed in the first quarter of 2018. Refer to “Notes to the Financial Statements—2, Recent Accounting Developments" for information regarding the Company's adoption of ASU 2014-09.

	OPERATING STATISTICS
	Year Ended December 31,
	2018	2017	2016	2015	2014
Operating Statistics (unaudited) (A)
Average aircraft	118.9	103.6	86.2	72.7	57.7
Aircraft at end of period	128	112	95	79	65
Average daily aircraft utilization (hours)	12.1	11.6	12.4	12.7	12.7
Average stage length (miles)	1,032	999	979	987	980
Block hours	526,343	438,728	389,914	337,956	267,305
Departures	192,845	165,449	149,514	128,902	102,594
Passenger flight segments (thousands)	29,312	24,183	21,618	17,921	14,294
Revenue passenger miles (RPMs) (thousands)	30,623,379	24,605,512	21,581,611	17,995,311	14,159,860
Available seat miles (ASMs) (thousands)	36,502,982	29,592,819	25,494,645	21,246,156	16,340,142
Load factor (%)	83.9	83.1	84.7	84.7	86.7
Fare revenue per passenger flight segment ($)	58.14	56.38	55.42	65.25	80.11
Non-ticket revenue per passenger flight segment ($)	55.23	52.94	51.90	54.24	55.03
Total revenue per passenger segment ($)	113.37	109.32	107.32	119.49	135.14
Average yield (cents)	10.85	10.74	10.75	11.90	13.64
Total operating revenue per ASM (TRASM) (cents)	9.10	8.93	9.10	10.08	11.82
CASM (cents)	8.14	7.63	7.37	7.68	9.65
Adjusted CASM (cents) (B)	7.87	7.59	7.21	7.69	9.55
Adjusted CASM ex fuel (cents) (C)	5.30	5.51	5.45	5.50	5.88
Fuel gallons consumed (thousands)	412,256	343,709	302,781	255,008	200,498
Average economic fuel cost per gallon ($)	2.28	1.79	1.48	1.82	2.99

(A)	See “Glossary of Airline Terms” elsewhere in this annual report for definitions of terms used in this table.

(B)	Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2018		2017		2016		2015		2014
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.14		7.63		7.37		7.68		9.65
Less:
Unrealized losses (gains) related to fuel derivative contracts	$—	—	$—	—	$—	—	$(3.9)	(0.02)	$3.9	0.02
Loss on disposal of assets	9.6	0.03	4.2	0.01	4.2	0.02	1.6	0.01	3.0	0.02
Special charges	88.9	0.24	12.6	0.04	37.2	0.15	0.7	—	—	—
Out of period fuel excise tax	—	—	—	—	—	—	—	—	9.3	0.06
Supplemental rent adjustment for liabilities accrued in prior years that are no longer probable	—	—	(4.1)	(0.01)	—	—	—	—	—	—
Adjusted CASM (cents)		7.87		7.59		7.21		7.69		9.55

(C)	Excludes aircraft fuel expense, loss on disposal of assets, special charges and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report.

2018 Year in Review
The year 2018 marks our twelfth consecutive year of profitability. In 2018, we increased our capacity by 23.4%, as we grew our fleet of Airbus single-aisle aircraft from 112 to 128 aircraft, launched service to 50 new markets and added 9 new destinations: Cap-Haïtien, Haiti; St. Croix, U.S. Virgin Islands; Greensboro, North Carolina; Asheville, North Carolina; Jacksonville, Florida; Columbus, Ohio; Guayaquil, Ecuador; Cali, Colombia; Richmond, Virginia.
During 2018, we earned net income of $155.7 million ($2.28 per share, diluted), compared to net income of $415.5 million ($5.99 per share, diluted) in 2017. The decrease in earnings was primarily driven by a few non-recurring items recorded in 2017 and 2018. During 2018, the Company recorded $90.4 million in special charges, non-operating and $88.9 million in special charges, operating. Refer to “Notes to the Financial Statements—5. Special Charges" for additional information. Also contributing to the decrease in earnings year over year was a non-recurring income tax benefit of $196.7 million booked in 2017 due to the enactment of the Tax Cuts and Jobs Act. In addition, aircraft fuel expense increased by 52.6%, year over year, due to an increase in both fuel price per gallon and gallons consumed. These decreases in earnings were partially offset by a 24.5% increase in our traffic and a 1.0% increase in average yield, year over year.
For the year ended December 31, 2018, we achieved an operating profit margin of 10.6% on $3,323.0 million in operating revenues. Our traffic grew by 24.5% as we continued to address our value-conscious customers with ultra-low fares. Our operating yield increased by 1.0%, year over year, as a result of our strategic network re-orientation, improved yield management processes and non-ticket revenue initiatives. TRASM in 2018 was 9.10 cents, an increase of 1.9% compared to the prior year. Total revenue per passenger flight segment increased 3.7%, year over year, from $109.32 to $113.37 driven by a 4.3% increase in non-ticket revenue per passenger flight segment and a 3.1% increase in fare revenue per passenger flight segment, as compared to the prior year. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag revenue, passenger usage fee, and seat revenue per flight segment, as compared to the prior year.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model. Our unit operating costs continue to be among the lowest of any airline in the United States. During 2018, our adjusted CASM ex-fuel decreased by 3.8% to 5.30 cents. The decrease on a per-ASM basis was primarily due to decreases in aircraft rent expense per ASM and other operating expense per ASM. Operating expense per ASM was lower, year over year, mostly due to improved operational performance in 2018.
During 2018, we took delivery of 14 new aircraft financed under secured debt arrangements, 2 aircraft financed under operating leases, and purchased 14 previously leased aircraft. In addition, we took delivery of 10 engines through cash purchases and sold 6 engines. We also took delivery of 1 engine financed under an operating lease. As of December 31, 2018, our 128 Airbus A320-family aircraft fleet was comprised of 31 A319s, 60 A320ceos, 7 A320neos and 30 A321ceos of which 60 aircraft are financed through secured debt, 46 are financed under operating leases and 22 are unencumbered. As of December 31, 2018, our aircraft orders consisted of 50 A320 family aircraft scheduled for delivery from 2019 through 2021.
Operating Revenues
Our operating revenues are comprised of passenger revenues and other revenues.
Passenger revenues

Fare revenues. Tickets sold are initially deferred within air traffic liability on the Company's balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. All tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. Passenger revenues reported prior to the adoption of ASU 2014-09 are now reported as fare revenues within passenger revenues in the Company's disaggregated revenue table within “Notes to the Financial Statements— 4, Revenue Disaggregation."
Non-fare revenues. Our most significant non-fare revenues include revenues generated from air travel-related services paid for baggage, passenger usage fees, advance seat selection, itinerary changes, and loyalty programs. The adoption of ASU

2014-09 impacted the classification of these ancillary items since they are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are now recognized in non-fare revenues within passenger revenues in the Company's disaggregated revenue table within “Notes to the Financial Statements— 4, Revenue Disaggregation." Passenger non-fare revenues are recognized at time of departure when transportation is provided.
Passenger revenues are recognized once the related flight departs. Accordingly, the value of tickets and non-fare revenues sold in advance of travel is included under our current liabilities as “air traffic liability,” or ATL, until the related air travel is provided. Revenue generated from the FREE SPIRIT credit card affinity program are recognized in accordance with the criteria as set forth in Accounting Standards Update ASU 2014-09. Please see “—Critical Accounting Policies and Estimates—Frequent Flyer Program.”

Other revenues

Other revenues primarily consist of the marketing component of the sale of frequent flyer miles to our credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

Substantially all of our revenues are denominated in U.S. dollars. We recognize revenues net of certain taxes and airport passenger fees, which are collected by us on behalf of airports and governmental agencies and remitted to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These items are collected from customers at the time they purchase their tickets, but are not included in our revenues. Upon collection from the customer, we record a liability within other current liabilities on our balance sheets and relieve the liability when payments are remitted to the applicable governmental agency or airport.

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
Aircraft Rent. Aircraft rent expense consists of all minimum lease payments under the terms of our aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable and estimable return condition obligations. Aircraft rent expense is net of the amortization of gains and losses on sale leaseback transactions on our flight equipment. As of December 31, 2018, 46 of our 128 aircraft and 12 of our 20 spare engines are financed under operating leases.
Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of fixed assets we own and leasehold improvements. It also includes the amortization of capitalized software costs and heavy maintenance. Under the deferral method, the cost of our heavy maintenance is capitalized and amortized on a straight-line or usage basis until the earlier of the next estimated heavy maintenance event or the remaining lease term.
Distribution. Distribution expense includes all of our direct costs, including the cost of web support, our third-party call center, travel agent commissions and related GDS fees and credit card transaction fees, associated with the sale of our tickets and other products and services.
Maintenance, Materials and Repairs. Maintenance, materials and repairs expense includes parts, materials, repairs and fees for repairs performed by third-party vendors and in-house mechanics required to maintain our fleet. It excludes direct labor cost related to our own mechanics, which is included under salaries, wages and benefits. It also excludes the amortization of heavy maintenance expenses, which we defer under the deferral method of accounting and amortize as a component of depreciation and amortization expense.
Special Charges. Special charges include lease termination charges and ratification incentive payouts related to the new collective bargaining agreements with our pilots and dispatchers.
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
Other (Income) Expense
Interest Expense. Interest expense in 2018, 2017 and 2016 was primarily related to the financing of purchased aircraft.
Capitalized Interest. The Company capitalizes the interest that is attributable to the outstanding PDP balances as a percentage of the related debt on which interest is incurred. Capitalized interest represents interest cost incurred during the acquisition period of a long-term asset and is the amount which theoretically could have been avoided had we not paid PDPs for the related aircraft or engines. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2018, 2017 and 2016 primarily related to the interest incurred on long-term debt.
Interest Income. For 2018, interest income represents interest income earned on cash, cash equivalents, short-term investments and on funds required to be held in escrow in accordance with the terms of our Series 2017-1 EETC. For a detailed discussion of the Series 2017-1 EETC, refer to “Notes to the Financial Statements—13. Debt and Other Obligations.” For 2017, interest income primarily represents interest income earned on cash, cash equivalents and short-term investments. For 2016, interest income was primarily related to interest earned on cash, cash equivalents and on funds required to be held in escrow in accordance with the terms of our Series 2015-1 EETC.
Other Expense. Other expense primarily includes realized gains and losses related to foreign currency transactions.
Special Charges, Non-operating. For 2018, special charges, non-operating represents interest related to an aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases, until the purchase date of the aircraft. Please see "Notes to Financial Statements—5. Special Charges" for further discussion. We had no special charges, non-operating in 2017 and 2016.
Income Taxes
We account for income taxes using the asset and liability method. We record a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. In assessing the realizability of the deferred tax assets, we consider whether it is more likely than not that some or all of the deferred tax assets will be realized. In evaluating the ability to utilize our deferred tax assets, we consider all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis.
Trends and Uncertainties Affecting Our Business
We believe our operating and business performance is driven by various factors affecting airlines and their markets, trends affecting the broader travel industry and trends affecting the specific markets and customer base that we target. The following key factors may affect our future performance.
Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record, reputation, code-sharing relationships, frequent flyer programs and redemption opportunities. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods in efforts to maximize unit revenue. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell.
Beginning in 2015, and continuing into 2018, the airline industry saw greater and more persistent price discounting than in the preceding several years. In addition, significant airline capacity increases in certain major cities exerted strong downward price pressure in those markets. Finally, beginning in mid-2015 network carriers began matching low-cost carrier and ULCC pricing on portions of their marginal unsold capacity, particularly in their key hub markets. We expect the discounting trend to continue for the foreseeable future.
Moreover, the network carriers have developed a fare-class pricing approach, in which a portion of available seats may be sold at or near ULCC prices, but without most product features available to their passengers paying at higher fare levels on the same flight. Broad fare discounting may have the effect of diluting the profitability of revenues of high-cost carriers but the fare-class approach may allow network carriers to continue offering a competitive price to ULCCs on some flights or routes, while maintaining higher pricing to their traditional constituencies of corporate and less price-sensitive travelers. Refer to “Risk Factors—Risks Related to Our Industry—We operate in an extremely competitive industry."
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
Aircraft Fuel. Fuel costs represents one of our largest operating expenses, as it does for most airlines. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our fuel derivatives, if any, generally consist of jet fuel swaps and jet fuel options. Both jet fuel swaps and jet fuel options can be used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2018, we had no outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015. As of December 31, 2018, we purchased a majority of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
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
We have five union-represented employee groups comprising approximately 80% of our employees at December 31, 2018. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW, and our passenger service agents are represented by the Transport Workers Union, or TWU. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.

In August 2015, that collective bargaining agreement with our pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board ("NMB") to facilitate negotiations for an amended agreement and we joined ALPA in the request. During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative amendable agreement and in February 2018, the pilot group voted to approve the new five-year agreement with the Company. In connection with this agreement, we incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts were recorded in special charges within operating expenses in the statement of operations for the year ended December 31, 2018. For further information, refer to “Notes to the Financial Statements—5. Special Charges.”
In March 2016, with the help of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. In May 2016, the flight attendants voted to approve the new five-year contract with the Company.
In December 2017, PAFCA filed an application with the NMB seeking to represent our dispatchers, who were previously represented by the TWU. In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election took place through February 20, 2018 and the dispatchers elected to be represented by the PAFCA. In October 2018, we reached a tentative agreement for a new five-year agreement with our dispatchers, which was ratified by the PAFCA members in October 2018.
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
In June 2018, we were notified by the NMB that the TWU filed an application seeking a representation election for our passenger service agents. Our passenger service agents voted to be represented by the TWU, but the representation applies only to the Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement.
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
Maintenance Expense. Maintenance expense grew through 2018, 2017 and 2016 mainly as a result of a growing fleet and the gradual increase of required maintenance for the older aircraft in our fleet. As the fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the interval between heavy maintenance events, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time. However, we believe, based on our scheduled maintenance events, maintenance expense and maintenance-related amortization expense in 2019 will be approximately $215 million. In addition, we expect to capitalize approximately $188 million of costs for heavy maintenance during 2019.

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
Revenue Recognition. Revenues from tickets sold are initially deferred as ATL. Passenger revenues are recognized when transportation is provided. An unused non-refundable ticket expires at the date of scheduled travel and is recognized as revenue for the expired ticket value at the date of scheduled travel. As of December 31, 2018 and 2017, we had air traffic liability ("ATL") balances of $292.0 million and $263.7 million, respectively. As of December 31, 2018, all of the ATL balance as of December 31, 2017 has been recognized.
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
Frequent Flyer Program. Our frequent flyer program generates customer loyalty by rewarding customers with mileage credits to travel on Spirit. When traveling, customers earn redeemable mileage credits for each mile flown on Spirit. Customers can also earn mileage credits through participating companies such as the co-branded Spirit credit card. Mileage credits are redeemable by customers in future periods for air travel on Spirit.

To reflect the mileage credits earned, the program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) mileage credits earned with travel and (2) mileage credits sold to co-branded credit card partner.

The adoption of ASU 2014-09 eliminated the incremental cost method for frequent flyer program accounting, which required us to re-value and record a liability associated with customer flight miles earned with travel as part of our frequent flyer program with a relative fair value. Upon adoption of ASU 2014-09 on January 1, 2018, we recorded an increase to our air traffic liability of $12.4 million.

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

We defer revenue for the mileage credits when earned and recognize loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. We record the air transportation portion of the passenger ticket sales in air traffic liability and recognize passenger revenue when transportation is provided or if the ticket goes unused, at the date of scheduled travel.

Sale of mileage credits. Customers may earn mileage credits based on their spending with our co-branded credit card company with which we have an agreement to sell mileage credits. The contract to sell mileage credits under this agreement has multiple performance obligations. During the year ended December 31, 2018 and 2017, total cash sales from this agreement were $39.2 million and $49.5 million, respectively, which are allocated to travel and other performance obligations.

Our co-brand credit card agreement provides for joint marketing where cardholders earn mileage credits for making purchases using co-branded cards. During 2015, we extended its agreement with the administrator of the FREE SPIRIT affinity credit card program to extend through 2022. We account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative selling prices of those products and services, which generally consists of (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. We determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts.

We defer the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on the balance sheet and recognize loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as miles are delivered. Total unrecognized revenue from future FREE SPIRIT award redemptions and the sale of mileage credits was $27.4 million and $26.6 million at December 31, 2018 and 2017, respectively. The current portion of this balance is recorded within air traffic liability and the long-term portion of this balance is recorded within deferred gains and other long-term liabilities in the accompanying balance sheets.

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

Refer to “Notes to the Financial Statements—3, Revenue Recognition and 4, Revenue Disaggregation" for information regarding our adoption of ASU 2014-09.
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
As of December 31, 2018, we had 82 aircraft, 8 spare engines and 1 flight simulator capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2018, we had 46 aircraft financed through operating leases with lease terms of 8 to 18 years and 12 spare engines financed through operating leases with lease terms of 2 to 14 years. Residual values for new aircraft, new engines, major spare rotable parts, avionics and assemblies are generally estimated to be 10%.
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
Aircraft Maintenance, Materials, Repair Costs and Related Heavy Maintenance Amortization. We account for heavy maintenance under the deferral method. Under the deferral method the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense over the earlier of the next estimated heavy maintenance event or the remaining lease term or useful life of the aircraft. Management expects that heavy maintenance events occurring closer to the end of the lease term will be amortized over the remaining lease term rather than over the next estimated heavy maintenance event. Amortization of engine and aircraft overhaul costs was $41.3 million, $53.9 million and $43.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. If heavy maintenance costs were amortized within maintenance, material and repairs expense in the statements of operations, our maintenance, material and repairs expense would have been $170.4 million, $164.3 million and $142.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017 and 2016, we capitalized $190.5 million, $78.2 million and $35.4 million of costs for heavy maintenance, respectively. The timing of the next heavy maintenance event is estimated based on assumptions including estimated usage, FAA-mandated maintenance intervals, current condition of the related component, the age of the related component and average removal times as suggested by the manufacturer. These assumptions may change based on changes in our utilization of our aircraft, changes in government regulations and suggested manufacturer maintenance intervals. In addition, these assumptions can be affected by unplanned incidents that could damage an airframe, engine or major component to a level that would require a heavy maintenance event prior to a scheduled maintenance event. To the extent the estimated timing of the next maintenance event is extended or shortened, the related amortization period would be lengthened or shortened, resulting in higher amortization expense over a shorter period or lower amortization expense over a longer period, respectively. Heavy maintenance events include 6-year and 12-year airframe checks, engine overhauls, LLP replacement and overhauls to major components. Certain maintenance functions are outsourced under contracts that require payment based on a performance measure such as flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are accrued based on contractual payment terms. Routine cost for maintaining the airframes and engines and line maintenance are charged to maintenance, materials and repairs expense as performed.
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
Supplemental rent is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed and probable and estimable return condition obligations. We expensed $3.4 million, $8.4 million and $9.0 million of supplemental rent recorded within aircraft rent during 2018, 2017 and 2016, respectively. These amounts include $1.3 million, $0.4 million and $2.2 million of paid maintenance reserves expensed as supplemental rent during 2018, 2017 and 2016, respectively. As of December 31, 2018 and 2017, we had aircraft maintenance deposits of $245.6 million and $326.2 million, respectively, on our balance sheets.
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
When determining probability and estimated cost, there are various factors which need to be considered such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, number of hours run on the engines, number of cycles run on the airframe, projected number of hours run on the engine at the time of return, number of projected cycles run on the airframe at the time of return, the extent of repairs needed if any at return, return locations, current configuration of the aircraft, current paint of the aircraft, estimated escalation of cost of repairs and materials at the time of return, current flight hour agreement rates and future flight hour agreement rates. In addition, typically near the lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. As a result of the different factors listed above, management assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. Lease return costs will generally be estimable closer to the end of the lease term but may be estimable earlier in the lease term depending on the contractual terms of the lease agreement and the timing of maintenance events for a particular aircraft.
Results of Operations
In 2018, we generated operating revenues of $3,323.0 million and operating income of $350.9 million resulting in a 10.6% operating margin and net earnings of $155.7 million. In 2017, we generated operating revenues of $2,643.6 million and operating income of $384.8 million resulting in a 14.6% operating margin and net earnings of $415.5 million. Operating revenues increased, year over year, mainly as a result of a 24.5% increase in traffic. Increased operations resulted in higher operating expenses across the board with the exception of aircraft rent expense which decreased year over year. Aircraft fuel expense alone increased by 52.6%, year over year, due to an increase in both fuel price per gallon and gallons consumed.
As of December 31, 2018, our cash and cash equivalents was $1,004.7 million, an increase of $203.9 million compared to the prior year. Cash and cash equivalents is driven by cash from our operating and financing activities offset by cash used to fund PDPs and capital expenditures. In addition to cash and cash equivalents, as of December 31, 2018, we had $102.8 million in short-term investment securities.
Operating Revenues

	Year Ended 2018	% change 2018 versus 2017	Year Ended 2017	% change 2017 versus 2016	Year Ended 2016
Operating revenues:
Fare (thousands)	$1,704,107	25.0%	$1,363,395	13.8%	$1,198,107
Non-fare (thousands)	1,555,908	28.6%	1,209,492	14.1%	1,059,694
Passenger (thousands)	3,260,015	26.7%	2,572,887	14.0%	2,257,801
Other (thousands)	63,019	(10.8)%	70,665	13.6%	62,220
Total operating revenue (thousands)	$3,323,034	25.7%	$2,643,552	13.9%	$2,320,021
Total operating revenue per ASM (TRASM) (cents)	9.10	1.9%	8.93	(1.9)%	9.10
Fare revenue per passenger flight segment	$58.14	3.1%	$56.38	1.7%	$55.42
Non-ticket revenue per passenger flight segment	55.23	4.3%	52.94	2.0%	51.90
Total revenue per passenger flight segment	$113.37	3.7%	$109.32	1.9%	$107.32

2018 compared to 2017
Operating revenues increased by $679.5 million, or 25.7%, to $3,323.0 million in 2018 compared to 2017, primarily due to an increase in traffic of 24.5%, and a slight increase in average yield of 1.0%, year over year.
TRASM for 2018 was 9.10 cents, an increase of 1.9% compared to 2017. This increase was a result of a 1.0% increase in operating yields and a 0.8 pt increase in load factor, year over year. The increase in average yield was driven by our strategic network re-orientation and improved yield management processes.
Total revenue per passenger flight segment increased 3.7% from $109.32 in 2017 to $113.37 in 2018. Fare revenue per passenger flight segment increased 3.1% and non-ticket revenue per passenger flight segment increased 4.3%. The increase in fare revenue per passenger flight segment was driven by a 1.0% increase in average yield, year over year. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag revenue, passenger usage fee, and seat revenue per flight segment, as compared to the prior year.
2017 compared to 2016
Operating revenues increased by $323.5 million, or 13.9%, to $2,643.6 million in 2017 compared to 2016, primarily due to an increase in traffic of 14.0%, and a stable average yield of 10.74 cents, year over year.
TRASM for 2017 was 8.93 cents, a decrease of 1.9% compared to 2016, as a result of a 1.6 point decrease in load factor and stable operating yields, year over year. Total revenue per passenger flight segment increased 1.9% from $107.32 in 2016 to $109.32 in 2017. The year-over-year increase in total revenue per passenger flight segment was driven by a 2.0% increase in non-ticket revenue per passenger flight segment and a 1.7% increase in fare revenue per passenger flight segment, as compared to the prior year. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag, passenger usage fee and seat revenue per passenger flight segment, as compared to the prior year.

Operating Expenses
Since adopting our ULCC model, we have continuously sought to reduce our unit operating costs and have created one of the industry's lowest cost structures in the United States. The table below presents our unit operating costs (CASM) and year-over-year changes.

	Year Ended 2018	Change 2018 versus 2017		Year Ended 2017	Change 2017 versus 2016		Year Ended 2016
	CASM	Per-ASM Change	Percent change	CASM	Per-ASM Change	Percent change	CASM
Operating expenses:
Aircraft fuel (1)	2.57¢	0.49¢	23.6%	2.08¢	0.32¢	18.2%	1.76¢
Salaries, wages and benefits	1.97	0.19	10.7	1.78	(0.07)	(3.8)	1.85
Landing fees and other rentals	0.59	(0.02)	(3.3)	0.61	0.02	3.4	0.59
Aircraft rent	0.49	(0.21)	(30.0)	0.70	(0.09)	(11.4)	0.79
Depreciation and amortization	0.48	0.01	2.1	0.47	0.07	17.5	0.40
Distribution	0.38	—	—	0.38	—	—	0.38
Maintenance, materials and repairs	0.35	(0.02)	(5.4)	0.37	0.02	(5.1)	0.39
Special charges	0.24	0.20	NM	0.04	(0.11)	NM	0.15
Loss on disposal of assets	0.03	0.02	NM	0.01	(0.01)	NM	0.02
Other operating expenses	1.04	(0.14)	(11.9)	1.18	0.13	12.4	1.05
Total operating expense
CASM	8.14	0.51	6.7	7.63	0.26	3.5	7.37
Adjusted CASM (2)	7.87	0.28	3.7	7.59	0.38	5.3	7.21
Adjusted CASM ex fuel (3)	5.30	(0.21)	(3.8)	5.51	0.06	1.1	5.45

(1)
Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) realized gains and losses related to fuel derivative contracts, if any, and (iii) unrealized gains and losses related to fuel derivative contracts, if any. During the twelve months ended December 31, 2018, 2017 and 2016, we had no activity related to fuel derivatives and thus had no realized or unrealized gains or losses related to fuel derivatives.

(2)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2018		2017		2016
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.14		7.63		7.37
Less:
Loss on disposal of assets	$9.6	0.03	$4.2	0.01	$4.2	0.02
Special charges	88.9	0.24	12.6	0.04	37.2	0.15
Supplemental rent adjustment for liabilities accrued in prior years that are no longer probable	—	—	(4.1)	(0.01)	—	—
Adjusted CASM (cents)		7.87		7.59		7.21

(3)	Excludes aircraft fuel expense, loss on disposal of assets, special charges and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable.

2018 compared to 2017
Operating expenses increased by $713.4 million, or 31.6%, in 2018 primarily due to an increase in operations as reflected by a 23.4% growth in capacity and a 24.5% increase in traffic. Operating expenses also increased as a result of a 52.6% increase in aircraft fuel expense, year over year, due to an increase in both fuel price per gallon and gallons consumed.
Our adjusted CASM ex fuel for 2018 decreased by 3.8% as compared to 2017. The decrease on a per-ASM basis was primarily due to decreases in aircraft rent expense per ASM and other operating expense per ASM.
Aircraft fuel expenses includes both into-plane expense (as defined below) and realized and unrealized net gains or losses from fuel derivatives, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during 2018, 2017 and 2016. In the past, management has chosen not to elect hedge accounting on any fuel derivative instruments entered into and, as a result, changes in the fair value of fuel derivative contracts were recorded within the period as a component of aircraft fuel expense.
Aircraft fuel expense increased by 52.6% from $615.6 million in 2017 to $939.3 million in 2018. The increase was due to a 27.4% increase in fuel price per gallon and a 19.9% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	412,256	343,709	19.9%
Into-plane fuel cost per gallon	$2.28	$1.79	27.4%
Into-plane fuel expense	$939,324	$615,581	52.6%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statements of operations)	$939,324	$615,581	52.6%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 27.4% was primarily a result of an increase in jet fuel prices.

During the twelve months ended December 31, 2018 and 2017, we had no activity related to fuel derivatives and thus had no realized or unrealized gains or losses related to fuel derivatives.
We track economic fuel expense, which we believe is the best measure of the effect fuel prices are currently having on our business, because it most closely approximates the net cash outflow associated with purchasing fuel used for our operations during the period. We define economic fuel expense as into-plane fuel expense and realized gains or losses on derivative contracts, if any. The key difference between aircraft fuel expense, as recorded in our statements of operations, and economic fuel expense is unrealized mark-to-market changes in the value of aircraft fuel derivatives outstanding, if any. Many industry analysts evaluate airline results using economic fuel expense and it is used in our internal management reporting.
The elements of the changes in economic fuel expense are illustrated in the following table:

	Year Ended December 31,
	2018	2017
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$939,324	$615,581	52.6%
Realized (gains) and losses related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$939,324	$615,581	52.6%
Fuel gallons consumed	412,256	343,709	19.9%
Economic fuel cost per gallon	$2.28	$1.79	27.4%
Fuel gallons consumed in 2018 increased 19.9% as a result of increased operations, as evidenced by a 20.0% increase in block hours.
Labor costs in 2018 increased by $191.7 million, or 36.3%, compared to 2017. The increase was primarily driven by a 20.3% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 16 aircraft in 2018. On a per-ASM basis, labor costs increased due to the rate increase our pilots received in connection with the new collective bargaining agreement that became effective on March 1, 2018.

Landing fees and other rents for 2018 increased by $34.0 million, or 18.8%, compared to 2017 primarily due to a 16.6% increase in departures. In addition, landing fees and other rents increased due to an increase in facility rent resulting from the addition of new stations and rate increases at some of our existing stations. These increases were partially offset by credits and signatory adjustments received during 2018. On a per-ASM basis, landing fees decreased slightly, year over year, due to a lower average rate per landing based on the location and volume of where we operated, credits resulting from increased passenger volume and increased signatory adjustments as compared to the prior year period.
Aircraft rent expense in 2018 decreased by $28.2 million, or 13.7%, compared to 2017. This decrease in aircraft rent expense was primarily driven by the purchase of 14 A319 aircraft off lease completed during the second quarter of 2018. For additional information, refer to "Notes to Financial Statements—5. Special Charges." In addition, the return of two leased A321 aircraft in 2017 also contributed to the decrease, year over year. On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have purchased 14 new aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life. The purchase of 14 A319 aircraft off lease also contributed to the decrease on a per-ASM basis, year over year.
Depreciation and amortization increased by $36.6 million, or 26.1%, compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to increased depreciation expense resulting from the purchase of 14 new aircraft during 2018.

On a per-ASM basis, depreciation and amortization expense remained relatively stable as the increase in depreciation expense was offset by a decrease in amortization expense.We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statements of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $41.3 million and $53.9 million for the year ended December 31, 2018 and 2017, respectively. The decrease, year over year, was primarily due to the timing of maintenance events relative to lease returns for two aircraft returned in the second half of 2017. In addition, amortization expense decreased due to the lengthened amortization period of the heavy maintenance related to 14 aircraft purchased off lease during the second quarter of 2018. Heavy maintenance for these aircraft was previously amortized to the end of the lease term and upon purchase of the respective aircraft, is now amortized to the next maintenance event which resulted in a lengthened amortization period and lower amortization expense as compared to the prior year period. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statements of operations, our maintenance, materials and repairs expense would have been $170.4 million and $164.3 million for the year ended December 31, 2018 and 2017, respectively.
Distribution expense increased by $23.5 million, or 20.7%, in 2018, compared to 2017. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs remained stable, as compared to the prior year.
The following table shows our distribution channel usage:

	Year Ended December 31,
	2018	2017	Change
Website	67.1%	66.2%	0.9
Third-party travel agents	27.1	28.4	(1.3)
Call center	5.8	5.4	0.4
Maintenance, materials and repairs expense increased by $18.6 million, or 16.9%, in 2018, as compared to 2017 . The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per unit-basis, maintenance costs decreased slightly as the timing and mix of maintenance events resulted in fewer and lower cost maintenance events, as compared to 2017. We expect maintenance expense, on a dollar basis, to increase as our fleet continues to grow and age, resulting in the need for additional and more frequent repairs over time.
Special charges for the year ended 2018 consisted primarily of $88.7 million recognized in connection with the new pilot collective bargaining agreement approved in February 2018. The total amount includes a one-time $80.2 million ratification incentive, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. For the year ended 2017, special charges consisted of $12.6 million in lease termination charges recognized in connection with the purchase of 1 aircraft and 1 engine, which were formerly financed under operating lease agreements. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the aircraft and engine, less previously expensed supplemental rent and other non-cash items. For further discussion on these purchases, refer to "Notes to Financial Statements—5. Special Charges."
Other operating expenses in 2018 increased by $31.7 million, or 9.1%, compared to 2017 primarily due to an increase in overall operations. As compared to the prior year period, we increased departures by 16.6% and had 21.2% more passenger flight segments, which drove increases in variable operating expenses. Improved operational performance, year over year, resulted in lower passenger reaccommodation expense which partially offset the increase noted on a dollar basis. Lower passenger reaccommodation expense also contributed to a decrease in other operating expense on a per-ASM basis, year over year.
2017 compared to 2016
Operating expense increased by $380.2 million, or 20.2%, in 2017 primarily due to an increase in operations as reflected by a 16.1% growth in capacity and a 14.0% increase in traffic. Operating expenses also increased as a result of an increase in aircraft fuel expense year over year.
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

The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2017	2016
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	343,709	302,781	13.5%
Into-plane fuel cost per gallon	$1.79	$1.48	20.9%
Into-plane fuel expense	$615,581	$447,553	37.5%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statements of operations)	$615,581	$447,553	37.5%

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
Labor costs in 2017 increased by $55.5 million, or 11.7%, compared to 2016, due mainly to a 19.7% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 17 new aircraft delivered in 2017, partially offset by a decrease in incentive compensation expense year over year. On a per-ASM basis, labor costs decreased primarily due to lower incentive compensation expense, year over year, resulting from lower metric performance and the ratification incentive related to the flight attendant contract for which an incentive of $8.4 million was recorded during the first quarter of 2016.
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

Depreciation and amortization increased by $39.0 million, or 38.6%, compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to increased depreciation expense resulting from the purchase of 17 new aircraft and the purchase of 1 previously rented aircraft during 2017.
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

Maintenance, materials and repairs expense increased by $11.9 million, or 12.0%, in 2017, as compared to 2016. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per unit-basis, maintenance costs decreased as the timing and mix of maintenance events resulted in fewer maintenance events, offset by higher cost events in 2017, as compared to 2016. We expect maintenance expense, on a dollar basis, to increase as our fleet continues to grow and age, resulting in the need for additional and more frequent repairs over time.

Special charges for the year ended 2017 consisted primarily of $12.6 million in lease termination charges recognized in connection with the purchase of one aircraft and one engine previously financed under operating lease agreements. The amount recorded as lease termination charges represents the excess of the purchase price paid over the appraised fair value of the aircraft and engine, less previously expensed supplemental rent and other non-cash items. For further discussion on these purchases, refer to "Notes to Financial Statements—5. Special Charges."
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
Other (Income) Expense
2018 compared to 2017
Other (income) expense, net increased from $35.1 million in 2017 to $145.9 million in 2018 primarily due to $90.4 million of interest expense recorded in 2018 within special charges, non-operating related to an aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases. Refer to “Notes to Financial Statements—5. Special Charges" for further discussion. In addition, the increase in other (income) expense was attributed to an increase in interest expense of $26.5 million which mostly consisted of interest related to the financing of purchased aircraft. As of December 31, 2018 and 2017, we had 60 and 46 purchased aircraft financed through secured long-term debt arrangements, respectively. Refer to “Notes to Financial Statements—13. Debt and Other Obligations” for additional information. The increases in special charges, non-operating and interest expense, year over year, was partially offset by an increase in interest income of $10.4 million. Interest income increased, year over year, as we earned higher interest income on our cash, cash equivalents and short-term investments, as compared to the prior year, due to an increase in our cash balance and higher interest rates.

2017 compared to 2016
Other (income) expense, net increased from $24.2 million in 2016 to $35.1 million in 2017 primarily driven by an increase in interest expense of $15.6 million which mostly consisted of interest related to the financing of purchased aircraft. As of December 31, 2017 and 2016, we had 46 and 29 purchased aircraft financed through secured long-term debt arrangements, respectively. Refer to “Notes to Financial Statements—13. Debt and Other Obligations” for additional information. The increase noted in interest expense, year over year, was offset by an increase in interest income of $3.5 million and an increase in capitalized interest of $1.1 million. Interest income increased by $3.5 million, year over year, as we earned higher interest income on our cash, cash equivalents and short-term investments, as compared to the prior year.

Income Taxes
In 2018, our effective tax rate was 24.0% compared to (18.8)% in 2017 and 36.9% in 2016. The tax rate in 2017 includes a revaluation of deferred tax assets and liabilities as a result of the passage of the Tax Cuts and Jobs Act. Exclusive of the impacts from the revaluation of our deferred tax assets and liabilities, our effective tax rate would have been 37.4% for 2017. The decrease in the normalized rate of 37.4% in 2017 to 24.0% in 2018 is primarily attributed to a decrease in the federal statutory tax rate from 35% to 21%. We expect our effective tax rate to be approximately 23% - 25% in future years. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except share and per-share amounts)
Operating revenues:
Fare	$299,035	$371,443	$355,593	$337,324	$342,695	$439,549	$476,660	$445,203
Non-fare	273,252	309,437	313,479	313,323	346,446	396,801	411,296	401,365
Total passenger revenues	$572,287	$680,880	$669,072	$650,647	$689,141	$836,350	$887,956	$846,568
Other revenues	17,670	19,305	18,155	15,535	14,997	15,421	16,374	16,227
Total operating revenues	$589,957	$700,185	$687,227	$666,182	$704,138	$851,771	$904,330	$862,795
Operating income (loss)	58,342	131,312	103,874	91,296	(38,797)	108,521	145,125	136,065
Net income (loss)	$31,261	$77,241	$60,044	$246,975	$(44,922)	$11,254	$97,480	$91,937
Earnings (loss) per share:
Basic	$0.45	$1.11	$0.87	$3.59	$(0.66)	$0.16	$1.43	$1.35
Diluted	$0.45	$1.11	$0.86	$3.58	$(0.66)	$0.16	$1.42	$1.34
Weighted average shares outstanding:
Basic	69,348,077	69,370,487	69,370,108	68,798,715	68,222,396	68,251,241	68,254,165	68,267,372
Diluted	69,591,793	69,561,225	69,458,070	68,900,520	68,222,396	68,310,287	68,502,822	68,687,272

	Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Other operating statistics
Aircraft at end of period	100	104	107	112	118	119	121	128
Average daily Aircraft utilization (hours)	11.9	11.7	11.6	11.3	12.0	12.6	12.4	11.5
Average stage length (miles)	985	982	1,006	1,023	1,025	1,051	1,033	1,019
Departures	39,330	41,563	42,599	41,957	44,982	49,404	50,386	48,073
Passenger flight segments (thousands)	5,570	6,206	6,307	6,100	6,537	7,554	7,856	7,365
Revenue passenger miles (RPMs) (thousands)	5,613,422	6,219,638	6,452,529	6,319,924	6,813,519	7,961,128	8,241,771	7,606,962
Available seat miles (ASMs) (thousands)	6,875,899	7,294,578	7,681,312	7,741,030	8,408,764	9,515,842	9,579,448	8,998,928
Load factor (%)	81.6	85.3	84.0	81.6	81.0	83.7	86.0	84.5
Fare revenue per passenger flight segment ($)	53.69	59.85	56.38	55.30	52.42	58.19	60.67	60.45
Non-ticket revenue per passenger flight segment ($)	52.23	52.97	52.58	53.91	55.29	54.57	54.44	56.70
Total operating revenue per ASM (TRASM) (cents)	8.58	9.60	8.95	8.61	8.37	8.95	9.44	9.59
CASM (cents)	7.73	7.80	7.59	7.43	8.84	7.81	7.93	8.08
Adjusted CASM (cents) (1)	7.65	7.78	7.49	7.47	7.76	7.76	7.92	8.04
Adjusted CASM ex fuel (cents) (2)	5.61	5.83	5.42	5.20	5.33	5.17	5.22	5.49
Fuel gallons consumed (thousands)	79,064	85,533	90,274	88,838	95,003	106,144	109,515	101,595
Average economic fuel cost per gallon ($)	1.77	1.66	1.75	1.97	2.15	2.32	2.36	2.26
(1) Reconciliation of CASM to Adjusted CASM:

	Three Months Ended
	March 31, 2017		June 30, 2017		September 30, 2017		December 31, 2017		March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.73		7.80		7.59		7.43		8.84		7.81		7.93		8.08
Less:
Unrealized losses (gains) related to fuel derivative contracts	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—	$—	—
Loss on disposal of assets	1.1	0.02	1.5	0.02	0.5	0.01	1.1	0.01	0.8	0.01	4.6	0.05	1.1	0.01	3.0	0.03
Special charges	4.8	0.07	—	—	7.9	0.10	—	—	89.2	1.06	0.2	—	(0.7)	(0.01)	0.3	—
Supplemental rent adjustment for liabilities accrued in prior years that are no longer probable	—	—	—	—	—	—	(4.1)	(0.05)	—	—	—	—	—	—	—	—
Adjusted CASM (cents)		7.65		7.78		7.49		7.47		7.76		7.76		7.92		8.04

(2) Excludes aircraft fuel expense, loss on disposal of assets, special charges and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt obligations and maintenance reserves. Our total cash at December 31, 2018 was $1,004.7 million, an increase of $203.9 million from December 31, 2017. In addition to cash and cash equivalents, as of December 31, 2018, we had $102.8 million in short-term investment securities.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the twelve months ended December 31, 2018, we purchased 14 aircraft through debt financing transactions and made $210.8 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year has maturity dates ranging from 2023 to 2030 and interest rates ranging from 3.375% to 5.110%. During 2018, we entered into no sale leaseback transactions. In addition, during the twelve months ended December 31, 2018, we purchased 10 engines through cash purchases and sold 6 engines. We also took delivery of two aircraft and one engine financed through direct operating leases.

Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During 2018, we paid $177.4 million in PDPs, net of refunds, and $8.7 million of capitalized interest for future deliveries of aircraft and spare engines. As of December 31, 2018, we had $236.8 million of pre-delivery deposits on flight equipment, including capitalized interest, on our balance sheet.

During the fourth quarter of 2018, we entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of our rights under our purchase agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between August 2019 and December 2021. The final maturity of the facility is December 30, 2020. As of December 31, 2018, we had drawn $135.3 million on the facility.

As of December 31, 2018, we had secured debt financing for two aircraft, scheduled for delivery in 2019. In addition, we secured financing for five aircraft to be leased directly from a third-party lessor, scheduled for delivery in 2019. As of December 31, 2018, we did not have financing commitments in place for the remaining 43 Airbus firm aircraft orders, scheduled for delivery between 2019 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability. During the first quarter of 2018, we entered into an aircraft purchase agreement for the purchase of 14 A319s, which were previously financed under operating lease agreements. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft in the first quarter of 2018. The purchase of all 14 aircraft was completed during the second quarter of 2018, for an aggregate purchase price of $285.0 million, which was comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. For additional information, refer to "Notes to Financial Statements - 5. Special Charges."

In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the twelve months ended December 31, 2018, we recorded a decrease of $14.0 million in aircraft maintenance deposits and as of December 31, 2018, we had $245.6 million ($106.9 million in aircraft maintenance deposits and $138.7 million in long-term aircraft maintenance deposits) on our balance sheet.

On October 25, 2017, our Board of Directors authorized a repurchase program of up to $100 million in aggregate value of shares of our Common Stock, par value $0.0001 per share, from time to time in open market or privately negotiated transactions. During 2018, there were no open market repurchases made under this stock repurchase program that expired on October 25, 2018. During 2017, we repurchased 1.2 million shares for $44.9 million under this open market stock repurchase program.

As of December 31, 2018, we were compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships, as of December 31, 2018 and December 31, 2017, was $321.0 million and $286.3 million, respectively.

Net Cash Flows Provided By Operating Activities. Operating activities in 2018 provided $506.5 million in cash compared to $425.2 million provided in 2017. The increase is primarily due to a $90.4 million increase in special charges, non-operating recorded for the twelve months ended December 31, 2018. For additional information, refer to "Notes to Financial Statements -

5. Special Charges." The increase is also due to a $69.8 million income tax refund during the current period and an increase in deferred income tax expense. These increases were partially offset by a decrease in deferred heavy maintenance, net.

Operating activities in 2017 provided $425.2 million in cash compared to $471.8 million provided in 2016. The decrease in cash provided by operating activities is primarily driven by an increase in income tax receivable of $69.8 million and a decrease in prepaid income taxes of $72.3 million, year over year. In addition, we had higher deferred heavy maintenance payments, year over year. These decreases in cash were partially offset by higher net income, as compared to the prior period.
Net Cash Flows Used In Investing Activities. During 2018, investing activities used $783.7 million, compared to $792.0 million used in 2017. The decrease was mainly driven by fewer purchases of property and equipment, year over year, as well as increased proceeds received from the sale of property and equipment. The decrease was partially offset by paid PDPs, net of refunds, driven by timing of future aircraft deliveries.
During 2017, investing activities used $792.0 million, compared to $824.4 million used in 2016. The decrease was mainly driven by the initial investment in our available-for-sale investment security portfolio made in the prior period. During the twelve months ended December 31, 2016, we purchased $100 million of available-for-sale investment securities while in 2017 all investment purchases were made from reinvestment of proceeds generated from the maturity of our investment securities. The decrease was partially offset by an increase in the purchase of property and equipment, year over year, resulting from an increase in aircraft and engine deliveries in 2017.
Net Cash Provided By Financing Activities. During 2018, financing activities provided $481.1 million. We received $832.1 million in connection with the 2015-1C and 2017-1C EETCs and the debt financing of 14 aircraft delivered during 2018. In addition, we paid $137.3 million in debt principal payment obligations and $205.7 million in capital lease obligations. The payments on capital lease obligations are primarily related to an aircraft purchase agreement for the purchase of 14 A319 aircraft which we previously operated under operating leases. For additional information, refer to "Notes to Financial Statements - 5. Special Charges."
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

Commitments and Contractual Obligations
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2018 and the periods in which payments are due (in millions):

	2019	2020 - 2021	2022 - 2023	2024 and beyond	Total
Long-term debt (1)	$171	$466	$458	$1,140	$2,235
Interest commitments (2)	83	145	115	150	493
Capital and operating lease obligations	230	386	318	440	1,374
Flight equipment purchase obligations	584	1,587	26	—	2,197
Other (3)	14	26	23	56	119
Total future payments on contractual obligations	$1,082	$2,610	$940	$1,786	$6,418

(1)
Includes principal only associated with senior and junior term loans, fixed-rate loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, and our revolving credit facility. Refer to “Notes to the Financial Statements—13. Debt and Other Obligations.”

(2)
Related to senior and junior term loans, fixed-rate loans, and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs. Includes interest accrued as of December 31, 2018 related to our variable-rate revolving credit facility.

(3)	Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to “Notes to the Financial Statements—18. Commitments and Contingencies.”

Some of our master lease agreements require that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $5.8 million in 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, $4.1 million in 2023 and $8.8 million in 2024 and beyond.

As of December 31, 2018, principal and interest commitments related to our future secured debt financing for 2 aircraft to be delivered in 2019 are approximately $5.7 million in 2019, $9.4 million in 2020, $8.1 million in 2021, $7.1 million in 2022, $7.1 million in 2023, and $52.4 million in 2024 and beyond. As of December 31, 2018, estimated aircraft rent commitments related to 5 aircraft to be leased directly from a third-party lessor, scheduled for delivery in 2019, are expected to be approximately $18.2 million in 2019, $20.2 million in 2020, $20.2 million in 2021, $20.2 million in 2022, $20.2 million in 2023, and $143.3 million in 2024 and beyond.
Off-Balance Sheet Arrangements
We have significant obligations for aircraft and spare engines as 46 of our 128 aircraft and 12 of our 20 spare engines are financed under operating leases and therefore are not reflected on our balance sheets. These leases expire between 2019 and 2031. Aircraft rent payments were $214.0 million and $220.9 million for 2018 and 2017, respectively. Our aircraft lease payments for 45 of our aircraft are fixed-rate obligations. One of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate).
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. As of December 31, 2018, our firm aircraft orders consisted of the following:

	Airbus		Third-Party Lessor
	A320ceo	A320neo	A320neo	Total
2019	2	9	5	16
2020		16		16
2021		18		18
	2	43	5	50
We have two spare engine orders for V2500 SelectTwo engines with IAE and eight spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2019 through 2024. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $583.8 million in 2019, $811.4 million in 2020, $775.6 million in 2021, $17.7 million in 2022, $8.4 million in 2023, and $0.0 million in 2024 and beyond.
During the fourth quarter of 2018, we entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of our rights under our agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between September 2019 and December 2021. The final maturity of the facility is December 30, 2020. As of December 31, 2018, we had drawn $135.3 million on the facility which is included in long-term debt and capital leases, less current maturities on our balance sheet.
As of December 31, 2018, we had lines of credit related to corporate credit cards of $33.6 million from which we had drawn $3.5 million.
As of December 31, 2018, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of December 31, 2018, we had drawn $23.0 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2018, we did not hold any derivatives.

As of December 31, 2018, we have $10.0 million in uncollateralized surety bonds and a $35.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $18.1 million had been drawn upon for issued letters of credit.

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
"Non-ticket revenue" means total non-fare passenger revenue and other revenue.
“Non-ticket revenue per passenger flight segment” means total non-fare passenger revenue and other revenue divided by passenger flight segments.
“OTA” means Online Travel Agent (e.g., Orbitz and Travelocity).
"PAFCA" means the Professional Airline Flight Control Association.
“Passenger flight segments” means the total number of passengers flown on all flight segments.
“PDP” means pre-delivery deposit payment.
“Revenue passenger mile” or “RPM” means one revenue passenger transported one mile. RPMs equals revenue passengers multiplied by miles flown, also referred to as "traffic."
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2018, 2017 and 2016 represented approximately 31.6%, 27.3% and 23.8% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2018 by $93.9 million. As of December 31, 2018 and 2017, we did not have any outstanding fuel derivatives and we have not engaged in fuel derivative activity since 2015.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $102.8 million and $100.9 million as of December 31, 2018 and December 31, 2017, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates in 2018 would affect total aircraft rent expense in 2019 by less than $0.1 million per annum.
Fixed-Rate Debt. As of December 31, 2018, we had $2,099.2 million outstanding in fixed-rate debt related to the purchase of 30 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,034.2 million. As of December 31, 2017, we had $1,539.6 million outstanding in fixed-rate debt related to the purchase of 21 Airbus A320 aircraft and 25 Airbus A321 aircraft, which had a fair value of $1,583.2 million.
Variable-Rate Debt. As of December 31, 2018, we had $135.3 million outstanding in variable-rate long-term debt, which had a fair value of $135.3 million. As of December 31, 2017, we had no outstanding variable-rate long-term debt. A hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $0.2 million in 2018.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Statements of Operations
(In thousands, except per-share data)

	Year Ended December 31,
	2018	2017	2016

Operating revenues:
Passenger	$3,260,015	$2,572,887	$2,257,801
Other	63,019	70,665	62,220
Total operating revenues	3,323,034	2,643,552	2,320,021
Operating expenses:
Aircraft fuel	939,324	615,581	447,553
Salaries, wages and benefits	719,635	527,959	472,471
Landing fees and other rents	214,677	180,655	151,679
Aircraft rent	177,641	205,852	201,675
Depreciation and amortization	176,727	140,152	101,136
Distribution	137,001	113,472	96,895
Maintenance, materials and repairs	129,078	110,439	98,587
Special charges	88,921	12,629	37,189
Loss on disposal of assets	9,580	4,168	4,187
Other operating	379,536	347,820	267,191
Total operating expenses	2,972,120	2,258,727	1,878,563

Operating income	350,914	384,825	441,458
Other (income) expense:
Interest expense	83,777	57,302	41,654
Capitalized interest	(9,841)	(13,793)	(12,705)
Interest income	(19,107)	(8,736)	(5,276)
Other expense	752	366	528
Special charges, non-operating	90,357	—	—
Total other (income) expense	145,938	35,139	24,201

Income before income taxes	204,976	349,686	417,257
Provision (benefit) for income taxes	49,227	(65,836)	153,774

Net income	$155,749	$415,522	$263,483
Basic earnings per share	$2.28	$6.00	$3.75
Diluted earnings per share	$2.28	$5.99	$3.74

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$155,749	$415,522	$263,483
Unrealized gain (loss) on short-term investment securities, net of deferred taxes of $44, ($41), and ($13)	30	(82)	(23)
Interest rate derivative loss reclassified into earnings, net of taxes of $75, $372 and $130	241	(37)	224
Other comprehensive income (loss)	$271	$(119)	$201
Comprehensive income	$156,020	$415,403	$263,684

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Balance Sheets
(In thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,004,733	$800,849
Short-term investment securities	102,789	100,937
Accounts receivable, net	47,660	49,323
Aircraft maintenance deposits, net	106,901	175,615
Income tax receivable	—	69,844
Prepaid expenses and other current assets	83,383	85,542
Total current assets	1,345,466	1,282,110

Property and equipment:
Flight equipment	3,257,215	2,291,110
Ground property and equipment	191,661	155,166
Less accumulated depreciation	(332,864)	(207,808)
	3,116,012	2,238,468
Pre-delivery deposits on flight equipment	236,775	253,687
Long-term aircraft maintenance deposits	138,738	150,617
Deferred heavy maintenance, net	249,010	99,915
Other long-term assets	79,456	121,003
Total assets	$5,165,457	$4,145,800

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$39,320	$22,822
Air traffic liability	291,981	263,711
Current maturities of long-term debt and capital leases	163,557	115,430
Other current liabilities	339,677	262,370
Total current liabilities	834,535	664,333

Long-term debt and capital leases, less current maturities	2,024,774	1,387,498
Deferred income taxes	355,141	308,814
Deferred gains and other long-term liabilities	22,503	22,581
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2018 and 2017, respectively; 69,871,535 and 69,770,795 issued and 68,269,567 and 68,196,964 outstanding as of December 31, 2018 and 2017, respectively	7	7
Additional paid-in-capital	371,225	360,153
Treasury stock, at cost: 1,601,968 and 1,573,831 shares as of December 31, 2018 and 2017, respectively	(67,016)	(65,854)
Retained earnings	1,625,481	1,469,732
Accumulated other comprehensive income (loss)	(1,193)	(1,464)
Total shareholders’ equity	1,928,504	1,762,574
Total liabilities and shareholders’ equity	$5,165,457	$4,145,800
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities:
Net income	$155,749	$415,522	$263,483
Adjustments to reconcile net income to net cash provided by operations:
Losses reclassified from other comprehensive income	315	335	354
Stock-based compensation	11,021	8,522	7,105
Allowance for doubtful accounts (recoveries)	(11)	(53)	80
Amortization of deferred gains and losses and debt issuance costs	8,819	7,944	5,732
Depreciation and amortization	176,727	140,152	101,136
Deferred income tax expense (benefit)	46,303	(492)	85,339
Loss on disposal of assets	9,580	4,168	4,187
Lease termination costs	—	12,629	37,189
Special charges, non-operating	90,357	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,674	(8,134)	(12,951)
Aircraft maintenance deposits, net	14,019	(37,930)	(45,869)
Long-term deposits and other assets	(4,803)	(50,951)	(47,204)
Deferred heavy maintenance, net	(190,381)	(78,237)	(30,222)
Income tax receivable	69,844	(69,844)	—
Prepaid income taxes	—	—	72,278
Accounts payable	15,317	6,030	(6,823)
Air traffic liability	28,270	43,527	(9,455)
Other liabilities	74,038	31,672	47,200
Other	(375)	380	206
Net cash provided by operating activities	506,463	425,240	471,765
Investing activities:
Purchase of available-for-sale investment securities	(124,430)	(107,246)	(103,258)
Proceeds from the maturity of available-for-sale investment securities	122,947	105,906	2,842
Proceeds from sale of property and equipment	11,400	—	50
Pre-delivery deposits on flight equipment, net of refunds	(177,424)	(149,477)	(173,947)
Capitalized interest	(8,729)	(12,305)	(10,834)
Assets under construction for others	(501)	—	—
Purchase of property and equipment	(606,971)	(628,881)	(539,209)
Net cash used in investing activities	(783,708)	(792,003)	(824,356)
Financing activities:
Proceeds from issuance of long-term debt	832,099	629,725	417,275
Proceeds from stock options exercised	51	45	92
Payments on debt obligations	(137,275)	(102,313)	(64,371)
Payments on capital lease obligations	(205,720)	(425)	(50)
Reimbursement for assets under construction for others	501	—	—
Excess tax (deficiency) benefit from equity-based compensation	—	—	(470)
Repurchase of common stock	(1,162)	(46,580)	(102,510)
Debt issuance costs	(7,365)	(13,740)	(107)
Net cash provided by financing activities	481,129	466,712	249,859
Net increase (decrease) in cash and cash equivalents	203,884	99,949	(102,732)
Cash and cash equivalents at beginning of period	800,849	700,900	803,632
Cash and cash equivalents at end of period	$1,004,733	$800,849	$700,900
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$65,123	$37,902	$39,963
Income taxes paid, net of refunds	$(73,489)	$5,826	$(5,579)
Non-cash transactions:
Capital expenditures funded by capital lease borrowings	$(987)	$(1,370)	$(31)
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2015	$7	$544,277	$(116,182)	$798,754	$(1,546)	$1,225,310
Cumulative effect of ASU 2014-09 implementation (refer to Note 2)	—	—	—	(8,027)	—	(8,027)
Balance at December 31, 2015, as adjusted	$7	$544,277	$(116,182)	$790,727	$(1,546)	$1,217,283
Share-based compensation	—	7,105	—	—	—	7,105
Repurchase of common stock	—	—	(102,510)	—	—	(102,510)
Proceeds from options exercised	—	92	—	—	—	92
Excess tax benefits from share-based compensation	—	(470)	—	—	—	(470)
Changes in comprehensive income	—	—	—	—	201	201
Net income	—	—	—	263,483	—	263,483
Balance at December 31, 2016	$7	$551,004	$(218,692)	$1,054,210	$(1,345)	$1,385,184
Share-based compensation	—	8,522	—	—	—	8,522
Repurchase of common stock	—	—	(46,580)	—	—	(46,580)
Proceeds from options exercised	—	45	—	—	—	45
Retirement of treasury stock	—	(199,418)	199,418	—	—	—
Changes in comprehensive income	—	—	—	—	(119)	(119)
Net income	—	—	—	415,522	—	415,522
Balance at December 31, 2017	$7	$360,153	$(65,854)	$1,469,732	$(1,464)	$1,762,574
Share-based compensation	—	11,021	—	—	—	11,021
Repurchase of common stock	—	—	(1,162)	—	—	(1,162)
Proceeds from options exercised	—	51	—	—	—	51
Changes in comprehensive income	—	—	—	—	271	271
Net income	—	—	—	155,749	—	155,749
Balance at December 31, 2018	$7	$371,225	$(67,016)	$1,625,481	$(1,193)	$1,928,504

See accompanying Notes to Financial Statements.

Notes to Financial Statements

1.	Summary of Significant Accounting Policies
Basis of Presentation
Spirit Airlines, Inc. ("Spirit" or the "Company") headquartered in Miramar, Florida, is an ultra low-cost, low-fare airline that provides affordable travel opportunities principally throughout the domestic United States, the Caribbean and Latin America. The Company manages operations on a system-wide basis due to the interdependence of its route structure in the various markets served. As only one service is offered (i.e., air transportation), management has concluded there is only one reportable segment.
Certain prior period amounts have been reclassified to conform to the current year's presentation. In addition, certain prior period amounts have been adjusted to reflect the adoption of Accounting Standards Update ("ASU") No. 2014-09, ("ASU 2014-09") "Revenue from Contracts with Customers," completed January 1, 2018.
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
Short-term Investment Securities
The Company's short-term investment securities are classified as available-for-sale and consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. These securities are stated at fair value within current assets on the Company's balance sheet. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as proceeds from the maturity of short-term investment securities for the security relinquished, and purchase of short-term investment securities for the security purchased, in the Company's statements of cash flows. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income.
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets and amounts due from the Internal Revenue Service related to federal excise fuel tax. The Company records an allowance for doubtful accounts for amounts not expected to be collected. The Company estimates the allowance based on historical write-offs as well as aging trends. The allowance for doubtful accounts was immaterial as of December 31, 2018 and 2017.
In addition, the provision for doubtful accounts and write-offs for 2018, 2017 and 2016 were each immaterial.
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

Notes to Financial Statements—(Continued)

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

As of December 31, 2018, the Company had 82 aircraft, 8 spare engines and 1 flight simulator capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2018, the Company had 46 aircraft financed through operating leases with lease terms from 8 to 18 years and 12 spare engines financed through operating leases with lease terms from 2 to 14 years.
The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Depreciation	$129,412	$83,154	$54,171
Amortization of heavy maintenance	41,286	53,855	43,811
Amortization of capitalized software	6,029	3,143	3,154
Total depreciation and amortization	$176,727	$140,152	$101,136

The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying balance sheets, net of amortization, was $13.7 million and $7.7 million at December 31, 2018 and 2017, respectively.
The Company records amortization of capitalized software on a straight-line basis within depreciation and amortization expense in the accompanying statements of operations. The Company placed in service internal-use software of $12.0 million, $1.4 million and $4.1 million, during the years ended 2018, 2017 and 2016, respectively.
Pre-Delivery Deposits on Flight Equipment
The Company is required to make pre-delivery deposit payments ("PDPs") towards the purchase price of each new aircraft and engine prior to the scheduled delivery date. These deposits are initially classified as pre-delivery deposits on flight equipment on the Company's balance sheets until the aircraft or engine is delivered, at which time the related PDPs are deducted from the final purchase price of the aircraft or engine and are reclassified to flight equipment on the Company's balance sheets.
In addition, the Company capitalizes the interest that is attributable to the outstanding PDP balances as a percentage of the related debt on which interest is incurred. Capitalized interest represents interest cost incurred during the acquisition period of a long-term asset, and is the amount which theoretically could have been avoided had the Company not paid PDPs for the related aircraft or engines.
Related interest is capitalized and included within pre-delivery deposits on flight equipment through the acquisition period until delivery is taken of the aircraft or engine and the asset is ready for service. Once the aircraft or engine is delivered, the capitalized interest is also reclassified into flight equipment on the Company's balance sheets along with the related PDPs as

Notes to Financial Statements—(Continued)

they are included in the cost of the aircraft or engine. Capitalized interest for 2018, 2017 and 2016 primarily related to the interest incurred on long-term debt.
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
Passenger Revenues

Fare revenues. Tickets sold are initially deferred within air traffic liability on the Company's balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. All tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. As of December 31, 2018 and 2017, the Company had air traffic liability ("ATL") balances of $292.0 million and $263.7 million, respectively. As of December 31, 2018, all of the ATL balance as of December 31, 2017 has been recognized.
The Company adopted ASU 2014-09 on January 1, 2018 utilizing the full retrospective method of adoption. Passenger revenues reported prior to the adoption of ASU 2014-09 are now reported as fare revenues within passenger revenues in the Company's disaggregated revenue table within Note 4, Revenue Disaggregation. Refer to Note 3, Revenue Recognition and 4, Revenue Disaggregation for information regarding the Company's adoption of ASU 2014-09.
Non-fare revenues. The adoption of ASU 2014-09 impacted the classification of certain ancillary items such as bags, seats and other travel-related fees, since they are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are now recognized in non-fare revenues within passenger revenues, at the time of departure, in the Company's disaggregated revenue table within Note 4, Revenue Disaggregation.
The following table summarizes the primary components of the Company's non-fare revenue and the revenue recognition method utilized for each service or product:

		Year Ended December 31,
Non-fare revenue	Recognition method	2018	2017	2016
		(in thousands)
Baggage	Time of departure	$620,154	$488,434	$434,269
Passenger usage fee	Time of departure	531,459	411,742	358,920
Advance seat selection	Time of departure	180,012	131,821	110,966
Other		224,283	177,495	155,539
Non-fare revenue		$1,555,908	$1,209,492	$1,059,694

Changes and cancellations. Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which generally expires 60 days from the date the credit shell is created and which can be used towards the purchase of a new ticket and the Company’s other service offerings. Both the service charge and credit shell amounts are recorded as deferred revenue and amounts expected to expire unused are estimated based on historical experience. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. However, given the relatively short period of time to expiration, this does not have a significant impact on the Company's financial statements.

Other Revenues

Other revenues primarily consist of the marketing component of the sale of frequent flyer miles to the Company's credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

Notes to Financial Statements—(Continued)

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

The adoption of ASU 2014-09 eliminated the incremental cost method for frequent flyer program accounting, which required the Company to re-value and record a liability associated with customer flight miles earned with travel as part of the Company’s frequent flyer program with a relative fair value. Upon adoption of ASU 2014-09 on January 1, 2018, the Company recorded an increase to its air traffic liability of $12.4 million.

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

The Company defers revenue for the mileage credits when earned and recognizes loyalty travel awards in passenger revenue as the miles are redeemed and services are provided. The Company records the air transportation portion of the passenger ticket sales in air traffic liability and recognizes passenger revenue when transportation is provided or if the ticket goes unused, at the date of scheduled travel.

Sale of mileage credits. Customers may earn mileage credits based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell mileage credits. The contract to sell mileage credits under this agreement has multiple performance obligations, as discussed below.

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

The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on the balance sheet and recognizes loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as miles are delivered. Total unrecognized revenue from future FREE SPIRIT award redemptions and the sale of mileage credits was $27.4 million and $26.6 million at December 31, 2018 and 2017, respectively. The current portion of this balance is recorded within air traffic liability and the long-term portion of this balance is recorded within deferred gains and other long-term liabilities in the accompanying balance sheets.
The following table illustrates total cash proceeds received from the sale of mileage credits and the portion of such proceeds recognized in non-ticket revenue immediately as marketing component:

	Consideration received from credit card mile programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2018	$39,194	$30,353
December 31, 2017	49,453	37,960
December 31, 2016	48,882	36,640

Notes to Financial Statements—(Continued)

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

Refer to Note 3, Revenue Recognition and Note 4, Revenue Disaggregation for information regarding the Company's adoption of ASU 2014-09.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset, the end of the remaining lease term or the next scheduled heavy maintenance event.
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $41.3 million, $53.9 million and $43.8 million for the years ended 2018, 2017 and 2016, respectively. During the years ended 2018, 2017 and 2016, the Company deferred $190.5 million, $78.2 million and $35.4 million, respectively, of costs for heavy maintenance. At December 31, 2018 and 2017, the Company had deferred heavy maintenance balance of $366.3 million and $260.5 million, and accumulated heavy maintenance amortization of $117.3 million and $160.7 million, respectively.
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
The table below summarizes the components of the Company’s maintenance cost:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Flight hour-based maintenance expense	$68,039	$54,802	$48,471
Non-flight hour-based maintenance expense	61,039	55,637	50,116
Total maintenance, materials and repairs	$129,078	$110,439	$98,587

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
When determining probability and estimated cost, there are various other factors which need to be considered such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, number of hours run on the engines, number of cycles run on the airframe, projected number of hours run on the engine at the time of return, number of projected cycles run on the airframe at the time of return, the extent of repairs needed if any at return, return locations, current configuration of the aircraft, current paint of the aircraft, estimated escalation of cost of repairs and materials at the time of return, current flight hour agreement rates and future flight hour agreement rates. In addition, typically near the

Notes to Financial Statements—(Continued)

lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. As a result of the different factors listed above, management assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. Lease return costs will generally be estimable closer to the end of the lease term but may be estimable earlier in the lease term depending on the contractual terms of the lease agreement and the timing of maintenance events for a particular aircraft.
Maintenance Reserves
Some of the Company's aircraft and engine master lease agreements provide that the Company pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company's required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2018, the Company is in full compliance with such requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated into-plane costs, taxes, and oil, and realized and unrealized gains and losses associated with fuel derivative contracts, if any.
Derivative Instruments
The Company accounts for derivative financial instruments at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. For derivatives designated as cash flow hedges, changes in fair value of the derivative are generally reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. During 2015, the Company settled six forward interest rate swaps having a total notional amount of $120 million. These interest rate swaps fixed the benchmark interest rate component of interest payments on the debt related to three Airbus A321 aircraft, which the Company took delivery of during the third quarter of 2015. These instruments limited the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. The interest rate swaps were designated as cash flow hedges. The Company accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within accumulated other comprehensive income (AOCI). Realized gains and losses from cash flow hedges are recorded in the statements of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument.
As of December 31, 2018 and 2017, the Company did not have any outstanding derivative financial instruments. For additional information, refer to Note 15, Financial Instruments and Risk Management.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $6.3 million, $5.1 million and $3.2 million for the years ended 2018, 2017 and 2016, respectively, were recorded within distribution expense in the statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2018 and 2017, the Company recorded a valuation allowance of $0.3 million and $0.5 million, respectively. For additional information, refer to Note 17, Income Taxes.

Notes to Financial Statements—(Continued)

Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. For the majority of awards, compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The Company has issued and outstanding restricted stock awards, stock option awards and performance share awards. Restricted stock awards are valued at the fair value of the shares on the date of grant. The fair value of share option awards is estimated on the date of grant using the Black-Scholes valuation model. The fair value of performance share awards is estimated through the use of a Monte Carlo simulation model. For additional information, refer to Note 11, Stock-Based Compensation.
Concentrations of Risk
The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel, one of the Company’s largest expenditures, represented approximately 32%, 27% and 24% of total operating expenses in 2018, 2017 and 2016, respectively.
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
Due to the relatively small size of the Company's fleet and high utilization rate, the unavailability of aircraft and resulting reduced capacity could have a material adverse effect on the Company’s business, results of operations and financial condition.
As of December 31, 2018, the Company had five union-represented employee groups that together represented approximately 80% of all employees. As of December 31, 2017, the Company had four union-represented employee groups that together represented approximately 75% of all employees. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 18, Commitments and Contingencies.

2.	Recent Accounting Developments

Recently Adopted Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board ("the FASB") issued ASU 2014-09, "Revenue from Contracts with Customers." The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The Company adopted this guidance on January 1, 2018 utilizing the full retrospective method of adoption allowed by the standard, in order to provide for comparative results in all periods presented. The most significant impact of this ASU is the elimination of the incremental cost method for frequent flyer program accounting, which requires the Company to re-value and record a liability associated with customer flight miles earned as part of the Company’s frequent flyer program with a relative fair value approach. The classification and timing of recognition of certain ancillary fees is also impacted by the adoption of ASU 2014-09. While the adoption did not have a significant impact on earnings, the classification of certain revenues, such as bags, seats and other travel-related fees are now deemed part of the single performance obligation of providing passenger transportation. Refer to Note 3, Revenue Recognition and Note 4, Revenue Disaggregation for information regarding the Company's adoption of ASU 2014-09.

Financial Instruments

Notes to Financial Statements—(Continued)

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

Income Taxes

In March 2018, the FASB issued ASU 2018-05, "Income Taxes" ("Topic 740") - Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The standard amends Accounting Standards Codification 740, Income Taxes ("ASC 740") to provide guidance on accounting for the tax effects of the Tax Cuts and Jobs Act (the "Tax Act") pursuant to Staff Accounting Bulletin No. 118. During the fourth quarter of 2018, the Company finalized its accounting for the tax effects of the Tax Act and had no material adjustments from the provisional amounts previously recorded by the Company.

Recently Issued Accounting Pronouncements Not Yet Adopted

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software". This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40, "Accounting for Internal-Use Software", to determine which implementation costs to capitalize as assets and amortize over the term of the hosting arrangement or expense as incurred. This new standard is effective for public business entities in fiscal years beginning after December 15, 2019. Early adoption is permitted, including during an interim period. Entities have the option to apply this standard prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

Leases

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)." This standard will require all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The standard is effective for the Company effective January 1, 2019. Early adoption is permitted. However, the Company has elected not to early adopt. The Company has established a cross functional project plan and is in the process of testing items necessary to account for the new standard. The Company expects this standard to have a significant impact of approximately $0.8 billion to $1.2 billion on its balance sheets due to the recognition of right-of-use assets and lease liabilities for certain operating leases. The adoption of Topic 842 will not have a significant impact on the Company's lease classification or a material impact on its statements of operations and liquidity. Additionally, the Company does not expect the standard to have a material impact on the Company’s debt-covenant compliance under its current agreements. Refer to Note 18, Commitments and Contingencies for information regarding the Company's undiscounted future lease payments and the timing of those payments.

In July 2018, the FASB issued additional guidance on the accounting for leases. The guidance provides companies with another transition method that allows entities to recognize a cumulative-effect adjustment to the opening balance of retained earnings as of the date of adoption. Under this method, previously presented years’ financial positions and results would not be adjusted. The Company expects to use this transition method upon implementation of the guidance in 2019. The new guidance also provides lessors with a practical expedient, by class of underlying asset, to not separate non-lease components from the associated lease component if (1) the non-lease components would otherwise be accounted for under the new revenue recognition standard, (2) both the timing and pattern of transfer are the same for the non-lease components and associated lease component, and (3) if accounted for separately, the lease component would be classified as an operating lease. The Company plans to elect the package of practical expedients available under the transition provisions of Topic 842.

Notes to Financial Statements—(Continued)

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

3.	Revenue Recognition

The following tables show adjustments made due to the adoption of ASU 2014-09 on the December 31, 2017 and 2016 statements of operations. Previously reported results were derived from audited financial statements included in Company's Annual Report on Form 10-K for the fiscal years ended December 31, 2017 and December 31, 2016, as applicable.

	Year Ended December 31, 2017
	(in thousands, except share and per-share data)
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

	Year Ended December 31, 2016
	(in thousands, except share and per-share data)
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
	(unaudited)
	(in thousands, except share and per-share data)
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
	(unaudited)
	(in thousands, except share and per-share data)
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

	For the Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(unaudited, in thousands)
Operating revenues:
Fare	$445,203	$476,660	$439,549	$342,695	$337,324	$355,593	$371,443	$299,035
Non-fare	401,365	411,296	396,801	346,446	313,323	313,479	309,437	273,252
Total passenger revenues	846,568	887,956	836,350	689,141	650,647	669,072	680,880	572,287
Other revenues	16,227	16,374	15,421	14,997	15,535	18,155	19,305	17,670
Total operating revenues	$862,795	$904,330	$851,771	$704,138	$666,182	$687,227	$700,185	$589,957
The following table shows disaggregated operating revenues for years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017			2016
	(in thousands)
	As Reported	Topic 606 Adjustment	As Adjusted	As Reported	Topic 606 Adjustment	As Adjusted
Operating revenues:
Fare	$1,366,034	$(2,639)	$1,363,395	$1,200,621	$(2,514)	$1,198,107
Non-fare	—	1,209,492	1,209,492	—	1,059,694	1,059,694
Total passenger revenues	1,366,034	1,206,853	2,572,887	1,200,621	1,057,180	2,257,801
Other revenues	1,281,632	(1,210,967)	70,665	1,121,335	(1,059,115)	62,220
Total operating revenues	$2,647,666	$(4,114)	$2,643,552	$2,321,956	$(1,935)	$2,320,021

5.	Special Charges

Special Charges, Operating

During the twelve months ended December 31, 2018, the Company negotiated and amended the collective bargaining agreement with the Air Line Pilots Association, International ("ALPA"), under the guidance of the National Mediation Board ("NMB"). In connection with the new agreement, the Company incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. As a result, the Company recorded $88.7 million in special charges within operating expenses in the statement of operations for the twelve months ended December 31, 2018. As of December 31, 2018, the Company has paid the full ratification incentive related to the Company's new collective bargaining agreement with its pilots.

During the twelve months ended December 31, 2017, the Company purchased one engine and one aircraft which were previously financed under operating lease agreements. The purchase price of the one engine and one aircraft was $8.1 million and $20.0 million, respectively, comprised of a cash payment of $3.8 million and $12.6 million, respectively, and the non-cash application of maintenance and security deposits held by the previous lessor of $4.3 million and $7.4 million, respectively. The Company estimated the fair value of the engine and aircraft to be $3.1 million and $11.9 million, respectively, and has recorded the one purchased engine and one aircraft at fair value within flight equipment on the balance sheets. The Company determined

Notes to Financial Statements—(Continued)

the valuation of the engine and aircraft based on a third-party appraisal considering the condition of the engine and aircraft (a Level 3 measurement). The Company recognized $4.8 million and $7.9 million as a cost of terminating the lease within special charges on the statement of operations, respectively, made up of the excess of the purchase price paid over the fair value of the engine and the aircraft, less other non-cash items of $0.2 million and $0.2 million, respectively.

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

Special Charges, Non-Operating

During the twelve months ended December 31, 2018, the Company recorded $90.4 million, in special charges, non-operating within other (income) expense in the statement of operations. During the first quarter of 2018, the Company entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft previously operated under operating leases by the Company. The aggregate gross purchase price for the 14 aircraft was $285.0 million, and the price for each aircraft at the time of the sale comprised a cash payment net of the amount of maintenance reserves and security deposits for such aircraft held by the applicable lessor pursuant to the lease for such aircraft. The contract was deemed a lease modification which resulted in a change of classification from operating leases to capital leases for the 14 aircraft. During the first quarter of 2018, the capital lease assets were recorded at the lower of cost or fair value of the aircraft within flight equipment on the Company's balance sheets. During the second quarter of 2018, the purchase of the 14 aircraft was completed and the obligation was accreted up to the net cash payment price with interest charges recognized in special charges, non-operating in the statement of operations. The Company determined the valuation of the aircraft based on third-party appraisals considering the condition of the aircraft (a Level 3 measurement).

During the twelve months ended December 31, 2017 and 2016, the Company had no special charges, non-operating.

6.	Letters of Credit
As of December 31, 2018 and 2017, the Company had a $35.0 million and $35.0 million unsecured standby letter of credit facility, of which $18.1 million and $17.5 million had been drawn upon for issued letters of credit, respectively.

7.	Credit Card Processing Arrangements
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2018 and 2017, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2018 and 2017, was $321.0 million and $286.3 million, respectively.

Notes to Financial Statements—(Continued)

8.	Short-term Investment Securities

The Company's short-term investment securities are classified as available-for-sale and consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. These securities are stated at fair value within current assets on the Company's balance sheet. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income, ("AOCI").

As of December 31, 2018 and December 31, 2017, the Company had $102.8 million and $100.9 million in short-term available-for-sale investment securities, respectively. During the twelve months ended December 31, 2018 and December 31, 2017, these investments earned interest income at a weighted-average fixed rate of approximately 1.6% and 1.4%, respectively. For the twelve months ended December 31, 2018 and December 31, 2017, an unrealized gain of $30 thousand and an unrealized loss of $82 thousand, net of deferred taxes of $44 thousand and $41 thousand, respectively, was recorded within AOCI related to these investment securities. The Company has not recognized any realized gains or losses related to these securities as the Company has not transacted any sales of these securities. As of December 31, 2018 and December 31, 2017, $74 thousand and $105 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

9.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2018 and 2017 consist of the following:

	As of December 31,
	2018	2017
	(in thousands)
Salaries and wages	$82,900	$54,338
Federal excise and other passenger taxes and fees payable	60,604	42,036
Aircraft maintenance	59,805	33,033
Airport obligations	52,029	56,299
Fuel	25,368	25,171
Interest payable	18,086	11,384
Aircraft and facility lease obligations	15,149	16,992
Other	25,736	23,117
Other current liabilities	$339,677	$262,370

10.	Common Stock and Preferred Stock
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

Notes to Financial Statements—(Continued)

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
As of December 31, 2018 and 2017, there were no shares of non-voting common stock outstanding.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The Company’s issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. As of December 31, 2018 and 2017, there were no shares of preferred stock outstanding.

11.	Stock-Based Compensation
The Company has stock plans under which directors, officers, key employees and consultants of the Company may be granted restricted stock awards, stock options, performance share awards and other equity-based instruments as a means of promoting the Company’s long-term growth and profitability. The plans are intended to encourage participants to contribute to, and participate in, the success of the Company.
On December 16, 2014, the Company's Board of Directors approved the 2015 Incentive Award Plan, or 2015 Plan, which was subsequently approved by the Company's stockholders on June 16, 2015. The number of shares reserved for issuance or transfer pursuant to awards under the 2015 Plan will be increased by the number of shares represented by awards outstanding under the Company's former equity plan, the 2011 Equity Incentive Award Plan ("2011 Plan"), that are forfeited or lapse unexercised and which, following the effective date of the 2015 Plan, are not issued under the Company's 2011 Plan. No further

Notes to Financial Statements—(Continued)

awards will be granted under the 2011 Stock Plan, and all outstanding awards will continue to be governed by their existing terms. As of December 31, 2018 and December 31, 2017, 2,110,598 and 2,377,650 shares of the Company’s common stock, respectively, remained available for future issuance under the 2015 Plan.
Stock-based compensation cost amounted to $11.0 million, $8.5 million and $7.1 million for 2018, 2017 and 2016, respectively. During 2018, 2017 and 2016 there was $2.6 million, $1.6 million and $2.6 million tax benefit recognized in income related to stock-based compensation.
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
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2018 and changes during the year ended December 31, 2018 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2017	266,522	50.48
Granted	185,054	46.90
Vested	(141,089)	51.09
Forfeited	(12,690)	50.87
Outstanding at December 31, 2018	297,797	47.95

There were 185,054 and 103,030 restricted stock shares granted during the years ended December 31, 2018 and December 31, 2017, respectively. As of December 31, 2018 and December 31, 2017, there was $9.1 million and $7.5 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 2.5 years and 2.0 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2018, 2017 and 2016 was $46.90, $51.68 and $42.91, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2018, 2017 and 2016 was $6.5 million, $4.3 million and $6.6 million respectively.
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
The grant date fair value of the performance share awards based on total shareholder return (market condition) is determined through the use of a Monte Carlo simulation model. The market condition requirements are reflected in the grant date fair value of the award, and the compensation expense, net of forfeitures, for the award is recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. Compensation expense is recognized on

Notes to Financial Statements—(Continued)

a straight-line basis over the requisite service period. The Monte Carlo simulation model used for valuation of these awards utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to each award. The inputs utilized for the performance share awards based on total shareholder return are as follows:

	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2018	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2017
Expected volatility factor	0.39	0.40
Risk free interest rate	2.11%	1.47%
Expected term (in years)	2.96	2.93
Expected dividend yield	—%	—%

For grants awarded in 2018, 2017 and 2016, the volatility was based upon a weighted average historical volatility for the Company. The Company chose to use historical volatility to value these awards because historical prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated as the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s market condition performance share awards for the year ended December 31, 2018:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2017	120,359	52.84
Granted	52,074	52.07
Vested	(83,977)	50.88
Forfeited	(5,549)	59.01
Outstanding at December 31, 2018	82,907	53.92

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
The following table summarizes the Company’s performance condition performance share awards for the year ended December 31, 2018:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2017	35,507	45.72
Granted	26,037	46.21
Vested	(18,717)	39.18
Forfeited	(1,373)	51.04
Outstanding at December 31, 2018	41,454	49.81

As of December 31, 2018 and 2017, there was $3.4 million and $3.7 million, respectively, of total unrecognized compensation cost related to performance share awards expected to be recognized over 1.80 years and 1.52 years, respectively.
Stock Appreciation Rights

Notes to Financial Statements—(Continued)

During 2018, the Company issued stock appreciation awards to certain senior-level executives. These awards have a four-year service requisite period from January 1, 2018 through December 31, 2021 and a two-year performance period from January 1, 2018 through December 31, 2019. This is a market-condition performance award based on the appreciation of the Company's stock price over the two-year performance period. Issuance of the award on January 1, 2018 represents a right to receive shares of the Company's common stock upon achievement of certain performance goals. The number of shares of common stock to be granted under each award is determined at grant date of December 31, 2019.

The grant-date fair value of the stock appreciation award is derived using a Monte-Carlo simulation model. The market condition requirements are reflected in the grant-date fair value of the award, and the compensation expense, net of forfeitures, for the award is recognized assuming that the requisite service is rendered regardless of whether the market conditions are achieved. The Monte Carlo simulation model used for valuation of these awards utilizes multiple input variables that determine the probability of satisfying the market condition requirements applicable to the awards. Expense is recognized over the four-year service requisite period commencing on January 1, 2018 and ending on December 31, 2021. Since the service inception date of January 1, 2018 precedes the grant date of December 31, 2019, the Company will revalue the awards at each reporting date within the two-year period from the service inception date to the grant date and adjust the expense to reflect the valuation as of period end. Beginning on the grant date, once the number of shares are determined, and through the end of the vesting period, expense will be recognized on a straight-line basis over the remaining two-year service requisite period ending on vest date of December 31, 2021.
Based on the level of performance, between 0% and 370% of the award may vest. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the death or permanent disability of a participant, the payout of any award is limited to a pro-rated portion of such award based upon a performance assessment prior to the change-in-control date or date of death or permanent disability. During the twelve months ended December 31, 2018, the Company recognized $1.2 million of stock-based compensation cost related to the stock appreciation awards granted during 2018.
Treasury Stock
During the year ended December 31, 2018 and 2017, the Company repurchased 28 thousand and 1.2 million shares, respectively, for $1.2 million and $46.6 million, respectively. Repurchases made during the twelve months ended December 31, 2018 include repurchases made from employees who received restricted stock. Repurchases made during the twelve months ended December 31, 2017 include open market repurchases made under our stock repurchase program as well as repurchases made from employees who received restricted stock. During the year ended December 31, 2018, the Company did not retire any treasury shares. During the year ended December 31, 2017, the Company retired 3.9 million treasury shares in a total aggregate amount of $199.4 million.

12.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except per-share amounts)
Numerator:
Net income (1)	$155,749	$415,522	$263,483
Denominator:
Weighted-average shares outstanding, basic	68,249	69,221	70,344
Effect of dilutive stock awards	182	156	164
Adjusted weighted-average shares outstanding, diluted	68,431	69,377	70,508
Earnings per Share:
Basic earnings per common share (1)	$2.28	$6.00	$3.75
Diluted earnings per common share (1)	$2.28	$5.99	$3.74

Anti-dilutive weighted-average shares	145	85	66

(1) During the twelve months ended December 31, 2017, the Company recorded a non-recurring income tax benefit of $196.7 million ($2.84 and $2.84 per basic and diluted share, respectively) due to the enactment of the Tax Cuts and Jobs Act of 2017. For additional information, refer to Note 17, Income Taxes.

13.	Debt and Other Obligations

Long-term debt

As of December 31, 2018, the Company had outstanding non-public and public debt instruments. During 2018, the Company acquired additional debt through the 2015-1 and 2017-1 EETCs, fixed-rate term loan facility agreements and revolving credit facility described below.

2017-1 Class AA, Class A and Class B EETCs

In November 2017, the Company created three separate pass-through trusts, which issued $420.5 million aggregate face amount of Series 2017-1 Class AA, Class A and Class B EETCs in connection with the financing of seven new Airbus A320 aircraft and five new Airbus A321 aircraft. Each class of certificates represents a fractional undivided interest in the respective pass-through trusts and is not an obligation of the Company. The proceeds from the issuance of these certificates are initially held in escrow by a depositary and, upon satisfaction of certain terms and conditions, are released and used to purchase equipment notes which are issued by the Company and secured by the Company's aircraft. Interest on the issued and outstanding equipment notes is payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2018, and principal on such equipment notes is scheduled for payment on February 15 and August 15 of certain years. Principal payments commenced on August 15, 2018 in the case of five new Airbus A321 delivered from February 2018 to March 2018 and three Airbus A320 delivered from December 2017 to January 2018 and will commence on February 15, 2019 for four Airbus A320 aircraft delivered from April 2018 to October 2018. Issued and outstanding Series AA and Series A equipment notes mature in February 2030 and Series B equipment notes mature in February 2026. Issued and outstanding Series AA, Series A and Series B equipment notes accrue interest at a rate of 3.375%, 3.650% and 3.800%, respectively. As of December 31, 2018, all of the proceeds from the sale of the Series 2017-1 Class AA, Class A and Class B EETCs had been used to purchase equipment notes in connection with the financing of five Airbus A321 aircraft and seven Airbus A320 aircraft. Equipment notes that are issued are reported as long-term debt on the Company's balance sheets.

2015-1C and 2017-1C EETCs

Notes to Financial Statements—(Continued)

In May 2018, the Company completed a private placement of an aggregate amount of $115.2 million pass-through certificates, Series 2015-1C. The Company entered into 15 separate participation agreement amendments to existing participation agreements that were entered into by the Company during the period from October 2015 to February 2017 under the existing pass through trust formed by the Company on August 11, 2015. The Series 2015-1C equipment notes are secured by 12 Airbus A321 aircraft previously delivered from October 2015 to January 2017 and 3 Airbus A320 aircraft previously delivered from March 2016 to June 2016. The Series 2015-1C equipment notes mature in April 2023 and accrue interest at a rate of 4.93%. Principal and interest on the issued and outstanding Series 2015-1C equipment notes is payable semiannually on April 1 and October 1 of each year, commencing on October 1, 2018. Equipment notes that are issued are reported as long-term debt on the Company's balance sheets.

In May 2018, the Company also completed a private placement of an aggregate amount of $85.5 million pass-through certificates, Series 2017-1C. The Company entered into 9 separate participation agreement amendments to existing participation agreements that were entered into by the Company during the period from December 2017 to April 2018 under the existing pass through trust formed by the Company on November 28, 2017. The participation agreement amendments provide for the issuance of Series 2017-1C equipment notes, in the aggregate principal amount of $65.7 million in connection with previously delivered aircraft. The 2017-1C equipment notes are secured by five Airbus A321 aircraft previously delivered from February 2018 to March 2018 and four Airbus A320 aircraft previously delivered from December 2017 to April 2018. The Series 2017-1C equipment notes mature in February 2023 and accrue interest at a rate of 5.11%. Interest on the Class C 2017-1 issued and outstanding equipment notes are payable semiannually on February 15 and August 15 of each year, commencing on August 15, 2018. The entire principal on the issued and outstanding Series 2017-1C equipment notes is scheduled for payment on February 15, 2023. As of December 31, 2018, the remaining $19.8 million of the proceeds from the sale of the Series 2017-1 Class C had been used to purchase equipment notes in connection with the financing of three Airbus A320 aircraft delivered from August 2018 to October 2018. Equipment notes that are issued are reported as long-term debt on the Company's balance sheets.

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

Fixed-rate term loans

During 2018, the Company entered into facility agreements with banks, which as of December 31, 2018 provided $139.5 million of debt financing for 4 Airbus A320 aircraft delivered during the fourth quarter of 2018. Each loan extended under the facility agreements was funded on or near the delivery date of each aircraft and is secured by a first-priority security interest on the individual aircraft. Each loan has a term life ranging from 10 to 12 years and amortizes on a mortgage-style basis, which requires quarterly principal and interest payments. Loans bear interest on a fixed-rate basis with interest rates ranging between 4.06% and 4.10%. As of December 31, 2018, the Company has taken delivery of all 4 Airbus A320 aircraft financed through these facility agreements.

Revolving credit facility

During the fourth quarter of 2018, the Company entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between August 2019 and December 2021. The final maturity of the facility is December 30, 2020. As of December 31, 2018, the Company had drawn $135.3 million on the facility which is included in long-term debt and capital leases, less current maturities on the Company's balance sheets. The revolving credit facility bears variable interest based on LIBOR.
Long-term debt is comprised of the following:

Notes to Financial Statements—(Continued)

	As of		Year Ended December 31,
	2018	2017	2018	2017
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$382.4	$417.9	4.10%	4.10%
Fixed-rate junior term loans due through 2022	31.1	39.3	6.90%	6.90%
Fixed-rate loans due through 2030	625.1	518.0	3.88%	3.83%
Fixed-rate class A 2015-1 EETC due through 2028	378.6	408.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	80.0	92.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	109.5	—	4.93%	N/A
Fixed-rate class AA 2017-1 EETC due through 2030	242.5	37.5	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	80.8	12.5	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	83.7	13.8	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	—	5.11%	N/A
Revolving credit facility due in 2020	135.3	—	3.72%	N/A
Long-term debt	$2,234.5	$1,539.6
Less current maturities	162.8	115.4
Less unamortized discount, net	47.7	36.7
Total	$2,024.0	$1,387.5

The Company's debt financings are collateralized by first priority security interest in the individual aircraft being financed with the exception of the Company's revolving credit facility secured by the Company's rights under the purchase agreement with Airbus related to certain A320neo aircraft. During the year ended December 31, 2018 and 2017, the Company made scheduled principal payments of $137.3 million and $102.3 million on its outstanding debt obligations, respectively.

At December 31, 2018, long-term debt principal payments for the next five years and thereafter are as follows:

December 31, 2018
(in millions)
2019	$171.3
2020	303.6
2021	162.1
2022	159.5
2023	298.0
2024 and beyond	1,140.0
Total debt principal payments	$2,234.5

Interest Expense

Interest expense related to long-term debt and capital leases consists of the following:

Notes to Financial Statements—(Continued)

	Year Ended December 31,
	2018	2017
	(in thousands)
Fixed-rate senior term loans	$16,869	$18,328
Fixed-rate junior term loans	2,475	3,035
Fixed-rate term loans	19,615	8,610
Class A 2015-1 EETC	16,138	17,230
Class B 2015-1 EETC	3,781	4,446
Class C 2015-1 EETC	3,575	—
Class AA 2017-1 EETC	6,026	54
Class A 2017-1 EETC	2,172	19
Class B 2017-1 EETC	2,420	22
Class C 2017-1 EETC	2,478	—
Revolving credit facility	793	—
Capital leases	104	154
Commitment fees	262	124
Amortization of deferred financing costs	7,069	5,280
Total	$83,777	$57,302

As of December 31, 2018 and 2017, the Company had a line of credit for $33.6 million and $33.6 million related to corporate credit cards. Respectively, the Company had drawn $3.5 million and $1.7 million as of December 31, 2018 and 2017, which is included in accounts payable.
As of December 31, 2018 and 2017, the Company had lines of credit with counterparties for derivatives and physical fuel delivery in the amount of $41.5 million and $51.5 million, respectively. As of December 31, 2018 and 2017, the Company had drawn $23.0 million and $24.2 million on these lines of credit for physical fuel delivery, which is included in other current liabilities. The Company is required to post collateral for any excess above the lines of credit if the fuel derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2018 and 2017, the Company did not have any outstanding fuel derivatives.

14.	Leases and Aircraft Maintenance Deposits
The Company leases various types of equipment and property, primarily aircraft, spare engines and airport facilities under leases, which expire in various years through 2047. Lease terms are generally 8 to 18 years for aircraft and up to 30 years for other leased equipment and property.
Total rental expense for all leases charged to operations for the years ended 2018, 2017 and 2016 was $312.0 million, $309.8 million and $283.9 million, respectively. Total rental expense charged to operations for aircraft and engine operating leases for the years ended December 31, 2018, 2017 and 2016 was $177.6 million, $205.9 million and $201.7 million, respectively.
Some of the Company’s aircraft and engine master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $5.8 million in 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, $4.1 million in 2023, and $8.8 million in 2024 and beyond. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2018, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
At lease inception and at each balance sheet date, the Company assesses whether the maintenance reserve payments required by the master lease agreements are substantively and contractually related to the maintenance of the leased asset.

Notes to Financial Statements—(Continued)

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
Supplemental rent is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed and probable and estimable return condition obligations. The Company expensed $3.4 million, $8.4 million and $9.0 million of supplemental rent recorded within aircraft rent during 2018, 2017 and 2016, respectively. These amounts include $1.3 million, $0.4 million and $2.2 million of paid maintenance reserves expensed as supplemental rent during 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had $245.6 million ($106.9 million in aircraft maintenance deposits and $138.7 million in long-term aircraft maintenance deposits) on the accompanying balance sheet.
As of December 31, 2018, the Company had a fleet consisting of 128 A320 family aircraft. As of December 31, 2018, the Company had 46 aircraft financed under operating leases with lease term expirations between 2021 and 2030 and owned 82 aircraft of which 22 were purchased off lease and are currently unencumbered. In addition, as of December 31, 2018, the Company had 12 spare engines financed under operating leases with lease term expiration dates ranging from 2019 to 2027 and owned 8 spare engines of which 1 was purchased off lease and all 8 are currently unencumbered.
One of the Company's leased aircraft have variable rent payments, which fluctuate based on changes in LIBOR (London Interbank Offered Rate). The Company entered into sale leaseback transactions with third-party aircraft lessors for the majority of its aircraft and engine leases. Deferred losses resulting from these sale leaseback transactions are included in other long-term assets on the accompanying balance sheet. Deferred losses are recognized as an increase to rent expense on a straight-line basis over the term of the respective operating leases. Deferred gains are included in deferred gains and other long-term liabilities on the accompanying balance sheet. Deferred gains are recognized as a decrease to rent expense on a straight-line basis over the term of the respective operating leases.
During the twelve months ended December 31, 2018, the Company took delivery of 14 aircraft under secured debt arrangements, purchased 14 previously leased aircraft, and took delivery of 2 aircraft under operating leases. The Company also purchased 10 engines, and took delivery of 1 engine under an operating lease. In addition, during 2018, the Company sold 6 used engines for $11.4 million at a loss of $5.2 million which is recorded within loss on disposal of assets in the statement of operations.
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
The Company's capital lease obligations relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under the Company's capital lease agreements are fixed for terms ranging from 3 to 5 years.

Notes to Financial Statements—(Continued)

Future minimum lease payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year at December 31, 2018 were as follows:

	Capital Leases	Operating Leases		Total Operating and Capital Lease Obligations
		Aircraft and Spare Engine Leases	Property Facility Leases
	(in thousands)
2019	$810	$176,256	$52,627	$229,693
2020	408	170,106	29,962	200,476
2021	186	168,416	17,004	185,606
2022	158	155,135	14,718	170,011
2023	145	133,915	13,787	147,847
2024 and thereafter	—	350,266	89,536	439,802
Total minimum lease payments	$1,707	$1,154,094	$217,634	$1,373,435
Less amount representing interest	152
Present value of minimum lease payments	$1,555
Less current portion	721
Long-term portion	$834

15.	Financial Instruments and Risk Management

As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company is exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. As of December 31, 2018 and 2017, the Company did not hold any derivatives.

Fuel Derivative Instruments

From time to time, the Company may enter into fuel derivative contracts in order to mitigate the risk of future volatility in fuel prices. The Company's fuel derivative contracts, if any, generally consist of jet fuel swaps and jet fuel options. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Fair value of the instruments is determined using standard option valuation models.

The Company accounts for any fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company has not historically elected hedge accounting on its fuel derivative instruments.
As of December 31, 2018 and 2017, the Company did not have any outstanding fuel derivatives and had no fuel hedging activity for the twelve months ended December 31, 2018, 2017 and 2016.
Interest Rate Swaps
From time to time, the Company may enter into interest rate swaps to fix the benchmark interest rate component of interest payments or for other reasons. These instruments limit the Company's exposure to changes in the benchmark interest

Notes to Financial Statements—(Continued)

rate in the period from the trade date through the date of maturity. Interest rate swaps may be designated as cash flow hedges. The Company generally accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within AOCI if designated as cash flow hedges. As of December 31, 2018 and 2017, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the statements of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the twelve months ended December 31, 2018 and December 31, 2017, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. During the twelve months ended December 31, 2018, the Company reclassified interest rate swap losses of $316 thousand, into earnings, resulting in a gain of $241 thousand, net of tax of $75 thousand. During the twelve months ended December 31, 2017, the Company reclassified interest rate swap losses of $335 thousand, into earnings, resulting in a gain of $37 thousand, net of tax of $372 thousand. As of December 31, 2018 and December 31, 2017, $1.1 million and $1.4 million, net of tax, remained in AOCI related to these instruments.

16.	Defined Contribution 401(k) Plan
The Company sponsors three defined contribution 401(k) plans, Spirit Airlines, Inc. Employee Retirement Savings Plan (first plan), Spirit Airlines, Inc. Pilots’ Retirement Savings Plan (second plan) and Spirit Airlines, Inc. Puerto Rico Retirement Savings Plan (third plan). The first plan is for all employees that are not covered by the pilots’ collective bargaining agreement, who have at least 60 days of service and have attained the age of 21. The Company may make a Qualified Discretionary Contribution, as defined in the plan, or provide matching contributions to this plan. For flight attendants, dispatchers and mechanics participating in the first plan, the Company currently matches 100% of the employee's contribution, up to a maximum of 6% of the employee's annual compensation. Prior to May 1, 2016, the Company matched 50% of the flight attendant, dispatcher and mechanic's contribution, up to a maximum of 6% of the employee's annual compensation. For all other employees participating in the first plan, the Company matches 50% of the employee’s contribution, up to a maximum of 6% of the employee’s annual compensation. This plan is subject to the 2018 annual IRS elective deferral limits of $18,500 for employee contributions and $55,000 for both employee and employer contributions combined.
The second plan is for the Company’s pilots, and contains the same service requirements as the first plan. Prior to March 1, 2018, the Company matched 100% of the pilot's contribution, up to 9% of the individual pilot's annual compensation. Beginning on March 1, 2018, the Company contributes 11% of the individual pilot's annual compensation, regardless of the pilot's contributions to the plan. The Company's contribution will increase by 1% on an annual basis each March until 2022 at which time the contribution will be 15%. In 2018, the Company's contributions to the plan are limited by the IRS annual compensation limit of $275,000. In addition, this plan is subject to the 2018 annual IRS pre-tax elective deferral limits of $18,500 for employee contributions and $55,000 for both employee and employer contributions combined.
The third plan is for all Company employees residing in Puerto Rico and was adopted on April 16, 2012. It contains the same service requirements as the first and second plans. For pilots participating in the Puerto Rico plan, prior to March 1, 2018, the Company matched 100% of their contribution, up to 9% of the individual pilot's annual compensation. Beginning on March 1, 2018, the Company contributes 11% of the individual pilot's annual compensation, regardless of the pilot's contributions to the plan. The Company's contribution will increase by 1% on an annual basis each March until 2022 at which time the contribution will be 15%. For all other employees participating in the Puerto Rico plan, the Company matches 50% of the employee's contribution, up to 6% of the employee's annual compensation. In 2018, the Company's contributions to the plan are limited by the IRS annual compensation limit of $275,000. In addition, this plan is subject to the 2018 annual Puerto Rico pre-tax elective deferral limits of $15,000 for employee contributions and $55,000 for both employee and employer contributions combined.
Employer contributions made to all plans were $36.7 million, $19.6 million and $16.2 million in 2018, 2017 and 2016, respectively, and were included within salaries, wages and benefits in the accompanying statements of operations.

Notes to Financial Statements—(Continued)

17.	Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current:
Federal	$(2,178)	$(68,601)	$60,079
State and local	410	515	6,322
Foreign	4,692	2,742	2,034
Total current expense (benefit)	2,924	(65,344)	68,435
Deferred:
Federal	42,246	(9,349)	81,682
State and local	4,057	8,857	3,657
Total deferred expense (benefit)	46,303	(492)	85,339
Total income tax expense (benefit)	$49,227	$(65,836)	$153,774

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2018	2017	2016
Expected provision at federal statutory tax rate	21.0%	35.0%	35.0%
State tax expense, net of federal benefit	1.7%	1.7%	1.6%
Revaluation of deferred taxes	—%	(56.3)%	—%
Other	1.3%	0.7%	0.3%
Total income tax expense (benefit)	24.0%	(18.9)%	36.9%

Notes to Financial Statements—(Continued)

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2018 and 2017, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Income tax credits	$10,004	$5,980
Net operating losses	155,670	871
Deferred revenue	6,824	5,957
Nondeductible accruals	14,691	10,107
Deferred manufacturing credits	—	258
Accrued maintenance	2,168	1,991
Equity compensation	2,592	2,392
Other	5,262	4,684
Valuation allowance	(254)	(454)
Deferred tax assets	196,957	31,786
Deferred tax liabilities:
Deferred gain (loss) on leases, net	1,672	1,605
Accrued rent	6,068	12,055
Prepaid expenses	793	754
Property, plant and equipment	481,847	298,703
Deferred financing costs	189	225
Accrued aircraft and engine maintenance	61,529	27,258
Deferred tax liabilities	552,098	340,600
Net deferred tax assets (liabilities)	$(355,141)	$(308,814)

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The TCJA reduces the statutory federal tax rate from 35.0% to 21.0% effective for tax year 2018 in addition to various other tax law changes that impact the Company.  Pursuant to ASC 740, the Company is required to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities upon enactment. The Company reasonably estimated and recorded a reduction in net deferred tax liabilities of $196.0 million upon enactment of the TCJA. As of December 31, 2018, the Company has completed its accounting for all of the enactment date income tax effects of the TCJA.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. As of December 31, 2018 and 2017, the Company had a valuation allowance of $0.3 million and $0.5 million, respectively, against certain deferred tax assets related to equity compensation for executives due to changes in tax law resulting from the TCJA.
At December 31, 2018, the Company had $8.6 million of foreign tax credits and $1.4 million of general business tax credits, $703.0 million of federal net operating loss and $114.5 million of state net operating loss available, that may be applied against future tax liabilities. The foreign tax credits will begin to expire in 2025, the state net operating losses will begin to expire in 2027, the general business credits will begin to expire in 2038 and there is no expiration of federal net operating losses. In addition, as of December 31, 2018, the Company had $1.1 million of alternative minimum tax credits, which were recorded within other long-term assets on the balance sheet.
In accordance with ASU No. 2016-09, excess income tax benefits and deficiencies related to share-based compensation are now included within income tax expense rather than additional paid in capital. For the twelve months ended December 31, 2018 and 2017, $0.4 million and $0.5 million of income tax deficiency related to share-based compensation was included within income tax expense, respectively. Prior to the adoption of ASU No. 2016-09, the excess tax benefit/(deficiency) was

Notes to Financial Statements—(Continued)

recorded as a reduction/(increase) to income tax payable and a corresponding entry to additional paid in capital. The Company recognized an excess tax deficiency of $0.5 million for the tax year ended December 31, 2016.
For tax years ended December 31, 2018, 2017 and 2016, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.
For tax years 2018, 2017 and 2016, all income for the Company is subject to domestic income taxes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2015 through 2017 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years also remain open to examination. The Company believes that any potential assessment would be immaterial to its financial statements.

18.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. During the first quarter of 2018, the Company negotiated revisions to its A320 aircraft order. The Company originally had 14 A320neo aircraft scheduled for delivery in 2019. Pursuant to the revisions, 5 of the 14 scheduled A320neo aircraft were converted to A320ceo aircraft, of which 3 were delivered in the fourth quarter of 2018 and the remaining 2 are scheduled to be delivered in 2019. As of December 31, 2018, the Company's firm aircraft orders consisted of the following:

	Airbus		Third-Party Lessor
	A320ceo	A320neo	A320neo	Total
2019	2	9	5	16
2020		16		16
2021		18		18
	2	43	5	50

During the first quarter of 2018, the Company entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft, which were previously financed under operating lease agreements. The contract was deemed a lease modification which resulted in a change in classification from operating leases to capital leases for the 14 aircraft. As a result, the Company recorded a short-term capital lease asset of $236.7 million within flight equipment and a short-term capital lease obligation of $143.8 million, net of the related maintenance reserves and security deposits, within current maturities of long-term debt and capital leases on the Company's balance sheet as of March 31, 2018. The purchase of all 14 aircraft was completed during the second quarter of 2018 for an aggregate gross purchase price of $285.0 million, which was comprised of cash payments, net of the application of cash maintenance and security deposits held by the previous lessor. For additional information, refer to Note 5, Special Charges.
The Company also has two spare engine orders for V2500 SelectTwo engines with IAE and eight spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2019 through 2024. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $583.8 million in 2019, $811.4 million in 2020, $775.6 million in 2021, $17.7 million in 2022, $8.4 million in 2023, and $0.0 million in 2024 and beyond. As of December 31, 2018, the Company had secured debt financing commitments of $70.0 million for 2 aircraft, scheduled for delivery in 2019. In addition, as of December 31, 2018, the Company had secured financing for five aircraft to be leased directly from a third-party lessor, scheduled for delivery in 2019. Aircraft rent commitments for these 5 aircraft are expected to be approximately $18.2 million in 2019, $20.2 million in 2020, $20.2 million in 2021, $20.2 million in 2022, $20.2 million in 2023, and $143.3 million in 2024 and beyond. The Company did not have financing commitments in place for the remaining 43 Airbus aircraft currently on firm order, which are scheduled for delivery in 2019 through 2021.
Interest commitments related to the secured debt financing of 60 delivered aircraft as of December 31, 2018 are $83.3 million in 2019, $76.2 million in 2020, $69.2 million in 2021, $62.4 million in 2022, $52.3 million in 2023, and $150.3 million in 2024 and beyond. For principal commitments related to these financed aircraft, refer to Note 13, Debt and Other Obligations. As of December 31, 2018, principal and interest commitments related to the Company's future secured debt financing of two

Notes to Financial Statements—(Continued)

undelivered aircraft are approximately $5.7 million in 2019, $9.4 million in 2020, $8.1 million in 2021, $7.1 million in 2022, $7.1 million in 2023, and $52.4 million in 2024 and beyond.
In July 2015, the Company executed an upgrade service agreement with Airbus Americas Customer Services Inc. ("Airbus") to reconfigure the seating and increase capacity in 40 of the Company’s A320ceos from 178 to 182 seats (the "reconfiguration"). The reconfiguration of the aircraft commenced in the first quarter of 2016 and was completed in the second quarter of 2018. As of December 31, 2018, the Company had no further commitments related to this agreement. The amounts related to the reconfiguration are capitalized within flight equipment on the Company's balance sheet.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of December 31, 2018: $14.4 million in 2019, $14.3 million in 2020, $11.3 million in 2021, $11.2 million in 2022, $11.3 million in 2023, and $56.0 million in 2024 and beyond. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
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
Employees

The Company has five union-represented employee groups that together represent approximately 80% of all employees at December 31, 2018. The Company had four union-represented employee groups that together represented approximately 75% of all employees at December 31, 2017. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2018.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	February 2023	27%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021	45%
Dispatchers	Professional Airline Flight Control Association (PAFCA)	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	4%
Passenger Service Agents	Transport Workers Union of America (TWU)	NA	3%

In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In June 2016, ALPA requested the services of the National Mediation Board ("NMB") to facilitate negotiations for an amended agreement and the Company joined ALPA in the request. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the new five-year agreement with the Company. The new agreement includes a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions which was recorded in special charges within operating expenses in the statement of operations for the year ended 2018. For additional information, refer to Note 5, Special Charges.
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
In December 2017, PAFCA filed an application with the NMB seeking to represent our dispatchers, who were previously represented by the TWU. In January 2018, the NMB determined that a representation election would be held. The voting period for the representation election took place through February 20, 2018 and the dispatchers elected to be represented by the PAFCA. In June 2018, the Company commenced negotiations with PAFCA for an amended agreement with its dispatchers. In October 2018, PAFCA and the Company reached a tentative agreement for a new five-year agreement, which was ratified by the PAFCA members in October 2018.
In June 2018, the NMB notified the Company that the TWU filed an application seeking a representation election for the Company's passenger service agents. The NMB determined that a representation election would be held and the voting period

Notes to Financial Statements—(Continued)

for the election took place through September 4, 2018. The Company's passenger service agents voted to be represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of December 31, 2018, the Company continued to negotiate with the TWU.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4.4 million and $3.9 million, for health care claims as of December 31, 2018, and 2017, respectively, recorded within other current liabilities on the Company's balance sheet.

19.	Fair Value Measurements
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
Fuel Derivative Instruments
From time to time, the Company may enter into fuel derivative contracts in order to mitigate the risk of future volatility in fuel prices. The Company’s fuel derivative contracts, if any, generally consist of jet fuel swaps and jet fuel options. These instruments are valued using energy and commodity market data, which is derived by combining raw inputs with quantitative models and processes to generate forward curves and volatilities.
The Company utilizes the market approach to measure fair value for its fuel derivative instruments, if any. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

The Company has not historically elected hedge accounting on its fuel derivative instruments. As of December 31, 2018 and 2017, the Company had no outstanding jet fuel derivatives.

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
The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2018 and December 31, 2017, were as follows:

Notes to Financial Statements—(Continued)

	As of December 31,
	2018		2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
Fixed-rate senior term loans	$382.4	$373.6	$417.9	$435.3	Level 3
Fixed-rate junior term loans	31.1	31.1	39.3	40.4	Level 3
Fixed-rate term loans	625.1	600.1	518.0	528.6	Level 3
2015-1 EETC Class A	378.6	374.8	408.6	420.9	Level 2
2015-1 EETC Class B	80.0	78.1	92.0	94.2	Level 2
2015-1 EETC Class C	109.5	107.9	—	—	Level 2
2017-1 EETC Class AA	242.5	228.8	37.5	37.4	Level 2
2017-1 EETC Class A	80.8	76.6	12.5	12.6	Level 2
2017-1 EETC Class B	83.7	79.1	13.8	13.8	Level 2
2017-1 EETC Class C	85.5	84.2	—	—	Level 2
Revolving credit facility	135.3	135.3	—	—	Level 3
Total long-term debt	$2,234.5	$2,169.6	$1,539.6	$1,583.2

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2018 and December 31, 2017 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at December 31, 2018 and December 31, 2017 are classified as available-for-sale and consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 8, Short-term Investment Securities.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,004.7	$1,004.7	$—	$—
Short-term investment securities	102.8	102.8	—	—
Total assets	$1,107.5	$1,107.5	$—	$—

Total liabilities	$—	$—	$—	$—

Notes to Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2017
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$800.8	$800.8	$—	$—
Short-term investment securities	100.9	100.9	—	—
Total assets	$901.7	$901.7	$—	$—

Total liabilities	$—	$—	$—	$—
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2018 or 2017.

20.	Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") area are summarized below:

	2018	2017	2016
	(in millions)
DOT—Domestic	$2,990.7	$2,432.1	$2,134.4
DOT—Latin America and Caribbean	332.3	211.5	185.6
Total	$3,323.0	$2,643.6	$2,320.0

During 2018, 2017 and 2016, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

21.	Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2018 and 2017 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per-share amounts)
2018
Operating revenue	$704,138	$851,771	$904,330	$862,795
Operating income (loss)	(38,797)	108,521	145,125	136,065
Net income (loss)	(44,922)	11,254	97,480	91,937
Basic earnings (loss) per share	(0.66)	0.16	1.43	1.35
Diluted earnings (loss) per share	(0.66)	0.16	1.42	1.34

2017
Operating revenue	$589,957	$700,185	$687,227	$666,182
Operating income	58,342	131,312	103,874	91,296
Net income (1)	31,261	77,241	60,044	246,975
Basic earnings per share (1)	0.45	1.11	0.87	3.59
Diluted earnings per share (1)	0.45	1.11	0.86	3.58

(1) During the fourth quarter of 2017, the Company recorded a non-recurring income tax benefit of $196.7 million ($2.86 and $2.85 per basic and diluted share, respectively, for fourth quarter 2017) due to the enactment of the Tax Cuts and Jobs Act of 2017. For additional information, refer to Note 17, Income Taxes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Spirit Airlines, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09
As discussed in Notes 1, 2 and 3 to the financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

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
February 13, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Spirit Airlines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2018 and 2017, the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 13, 2019 expressed an unqualified opinion thereon.

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
February 13, 2019

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Financial Statements for the year ended December 31, 2018. Ernst & Young LLP's report on our internal control over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2019 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2019 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2019 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2019 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2019 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2019 Proxy Statement, our 2019 Proxy Statement shall not be deemed to be filed as part of this Report.

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

4.37	Form of Series 2017-1 Equipment Notes (included in Section 2.01 of Exhibit 4.17), filed as Exhibit 4.21 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.38
Amended and Restated Intercreditor Agreement (2015-1), dated May 10, 2018, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2015-1A, as Trustee of the Spirit Airlines Pass Through Trust 2015-1B and as Trustee of the Spirit Airlines Pass Through Trust 2015-C, Natixis, acting via its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.1 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.39
Trust Supplement No. 2015-1C, dated as of May 10, 2018, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.2 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.40
Form of 2015-1 First Amendment to Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein), filed as Exhibit 4.3 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.41
Form of 2015-1 First Amendment to Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee), filed as Exhibit 4.4 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.42
Amended and Restated Intercreditor Agreement (2017-1), dated May 10, 2018, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2017-1AA, as Trustee of the Spirit Airlines Pass Through Trust 2017-1A, as Trustee of the Spirit Airlines Pass Through Trust 2017-1B and as Trustee of the Spirit Airlines Pass Through Trust 2017-1C, Commonwealth Bank of Australia, New York Branch, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.5 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.43
Trust Supplement No. 2017-1C, dated as of May 10, 2018, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.6 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.44
Amended and Restated Note Purchase Agreement, dated as of May 10, 2018, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent, filed as Exhibit 4.7 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.45
Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement), filed as Exhibit 4.8 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.46
Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement), filed as Exhibit 4.9 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.47
Escrow and Paying Agent Agreement (Class C), dated as of May 10, 2018, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1C, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.10 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.48
Deposit Agreement (Class C), dated as of May 10, 2018, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary, filed as Exhibit 4.11 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.49
Form of 2017-1 First Amendment to Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein), filed as Exhibit 4.12 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference

4.50
Form of 2017-1 First Amendment to Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee), filed as Exhibit 4.13 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

10.1+	Edward M. Christie Employment Agreement Amendment

10.2+	Robert L. Fornaro Employment Agreement Amendment

10.3+	General Release, dated January 14, 2014, between Spirit Airlines, Inc. and Ben Baldanza, filed as Exhibit 10.1 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.4+
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

10.9†
PurePower PW1100G Engine Purchase Support Agreement, dated as of October 1, 2013, by and between the Company and United Technologies Corporation, acting through its Pratt & Whitney Division, filed as Exhibit 10.5 to the Company's Form 10-Q dated October 30, 2013, is hereby incorporated by reference.

10.10†
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

10.12†
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

10.15†
Lease Modification and Extension Agreement, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc., filed as Exhibit 10.14 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.16†
Lease, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc., filed as Exhibit 10.15 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.17
Airline-Airport Lease and Use Agreement, dated as of August 17, 1999, between Broward County and Spirit Airlines, Inc., as supplemented by Addendum dated August 17, 1999, filed as Exhibit 10.14 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.18†
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

10.19+	Spirit Airlines, Inc. Executive Severance Plan, filed as Exhibit 10.16 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.20+
Amended and Restated Spirit Airlines, Inc. 2005 Stock Incentive Plan and related documents, filed as Exhibit 10.17 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.21+	Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.2 to the Company's Form S-8 Registration Statement (No. 333-174812), is hereby incorporated by reference.

10.22+
Offer Letter, dated September 10, 2007, between Spirit Airlines, Inc. and Thomas Canfield, filed as Exhibit 10.22 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.23
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

10.25†
Addendum and Amendment to the Agreement Governing Acceptance of the American Express Card by Airlines, dated as of June 24, 2011, by and between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc., filed as Exhibit 10.1 to the Company's Form 10-Q dated July 28, 2011, is hereby incorporated by reference.

10.26†
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

10.35+	Robert L. Fornaro Employment Agreement, filed as Exhibit 10.35 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.36+	B. Ben Baldanza Separation Agreement, filed as Exhibit 10.36 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.37+	B. Ben Baldanza General Release, filed as Exhibit 10.37 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.38+	Theodore Botimer Severance and Release Agreement, filed as Exhibit 10.1 to the Company's Form 10-Q dated October 25, 2016, is hereby incorporated by reference.

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

10.41
Form of Performance Award Grant Notice and Performance Award Agreement under the Spirit Airlines, Inc. 2015 Equity Incentive Award Plan, filed as Exhibit 10.41 to the Company's Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.42	Form of Severance and Release Agreement, filed as Exhibit 10.42 to the Company's Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.43
Aircraft Sale Agreement, dated as of March 28, 2018, among Spirit Airlines, Inc. as Buyer and Wilmington Trust Company (acting not in its individual capacity, but solely as owner trustee under each Trust Agreement) as Sellers and AerCap Global Aviation Trust as Owner Participant; Aircraft Make and Model: 14 used Airbus model A319-100; Aircraft Manufacturer's Serial Numbers: 2433, 2470, 2473, 2485, 2490, 2673, 2679, 2704, 2711, 2978, 3007, 3017, 3026 and 3165; Make and Model of Engines: International Aero Engines AG (IAE) model V2524-A5, filed as Exhibit 10.1 to the Company’s Form 10-Q dated April 26, 2018, is hereby incorporated by reference.

10.44+
Letter Agreement, effective January 1, 2018, by and between Spirit Airlines, Inc. and Edward M. Christie III, filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 26, 2018, is hereby incorporated by reference.

10.45
Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc., filed as Exhibit 10.3 to the Company’s Form 10-Q dated April 26, 2018, is hereby incorporated by reference.

10.46
Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc., filed as Exhibit 10.3 to the Company’s Form 10-Q dated June 12, 2018, is hereby incorporated by reference.

10.47+	Rocky B. Wiggins Offer Letter, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

10.48+	Scott M. Haralson Offer Letter, filed as Exhibit 10.2 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.
Date: February 13, 2019	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward Christie, Scott Haralson and Thomas Canfield, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ Edward M. Christie	President, Chief Executive Officer and Director (Principal Executive Officer)	February 13, 2019
Edward M. Christie
/s/ Scott M. Haralson	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 13, 2019
Scott M. Haralson
/s/ Brian J. McMenamy	Vice President, Controller (Principal Accounting Officer)	February 13, 2019
Brian J. McMenamy
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 13, 2019
H. McIntyre Gardner
/s/ Carlton D. Donaway	Director	February 13, 2019
Carlton D. Donaway
/s/ David G. Elkins	Director	February 13, 2019
David G. Elkins
/s/ Robert L. Fornaro	Director	February 13, 2019
Robert L. Fornaro
/s/ Robert D. Johnson	Director	February 13, 2019
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 13, 2019
Barclay G. Jones
/s/ Myrna M. Soto	Director	February 13, 2019
Myrna M. Soto
/s/ Dawn M. Zier	Director	February 13, 2019
Dawn M. Zier