Form 10-Q
period 2019-03-31
Spirit Airlines, Inc.
filed 2019-04-24
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 17, 2019:

Class	Number of Shares
Common Stock, $0.0001 par value	68,438,785

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Operating revenues:
Passenger	$838,065	$689,141
Other	17,731	14,997
Total operating revenues	855,796	704,138

Operating expenses:
Aircraft fuel	229,636	204,646
Salaries, wages and benefits	203,901	155,096
Landing fees and other rents	59,649	49,630
Aircraft rent	45,782	50,191
Depreciation and amortization	50,726	39,373
Distribution	35,719	30,631
Maintenance, materials and repairs	31,604	29,710
Special charges	—	89,168
Loss on disposal of assets	1,913	848
Other operating	109,062	93,642
Total operating expenses	767,992	742,935

Operating income (loss)	87,804	(38,797)

Other (income) expense:
Interest expense	24,971	17,849
Capitalized interest	(2,557)	(2,252)
Interest income	(6,924)	(4,066)
Other expense	233	133
Special charges, non-operating	—	9,201
Total other (income) expense	15,723	20,865

Income (loss) before income taxes	72,081	(59,662)
Provision (benefit) for income taxes	16,005	(14,740)

Net income (loss)	$56,076	$(44,922)
Basic earnings (loss) per share	$0.82	$(0.66)
Diluted earnings (loss) per share	$0.82	$(0.66)
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Net income (loss)	$56,076	$(44,922)
Unrealized gain (loss) on short-term investment securities, net of deferred taxes of $39 and ($8)	130	(23)
Interest rate derivative loss reclassified into earnings, net of taxes of $27 and $21	47	58
Other comprehensive income	$177	$35
Comprehensive income (loss)	$56,253	$(44,887)

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,122,139	$1,004,733
Short-term investment securities	103,491	102,789
Accounts receivable, net	70,946	47,660
Aircraft maintenance deposits, net	129,838	106,901
Prepaid expenses and other current assets	90,346	83,383
Total current assets	1,516,760	1,345,466

Property and equipment:
Flight equipment	3,322,618	3,257,215
Ground property and equipment	201,579	191,661
Less accumulated depreciation	(369,405)	(332,864)
	3,154,792	3,116,012
Operating lease right-of-use assets	1,046,262	—
Pre-delivery deposits on flight equipment	264,419	236,775
Long-term aircraft maintenance deposits	118,359	138,738
Deferred heavy maintenance, net	280,118	249,010
Other long-term assets	43,229	79,456
Total assets	$6,423,939	$5,165,457

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$26,713	$39,320
Air traffic liability	403,001	291,981
Current maturities of long-term debt and finance leases	173,413	163,557
Current maturities of operating leases	128,138	—
Other current liabilities	395,404	339,677
Total current liabilities	1,126,669	834,535

Long-term debt and finance leases, less current maturities	2,039,619	2,024,774
Operating leases, less current maturities	895,056	—
Deferred income taxes	366,854	355,141
Deferred gains and other long-term liabilities	18,085	22,503
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	374,896	371,225
Treasury stock, at cost	(72,239)	(67,016)
Retained earnings	1,676,008	1,625,481
Accumulated other comprehensive income (loss)	(1,016)	(1,193)
Total shareholders’ equity	1,977,656	1,928,504
Total liabilities and shareholders’ equity	$6,423,939	$5,165,457
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income (loss)	$56,076	$(44,922)
Adjustments to reconcile net income to net cash provided by operations:
Losses reclassified from other comprehensive income	74	79
Share-based compensation	3,671	3,075
Amortization of deferred gains and losses and debt issuance costs	2,289	1,624
Depreciation and amortization	50,726	39,373
Deferred income tax expense (benefit)	11,647	(20,266)
Loss on disposal of assets	1,913	848
Special charges, non-operating	—	9,201

Changes in operating assets and liabilities:
Accounts receivable	(23,285)	(2,983)
Aircraft maintenance deposits, net	(2,559)	14,844
Long-term deposits and other assets	20,735	3,512
Deferred heavy maintenance, net	(44,161)	(50,712)
Accounts payable	(13,543)	6,227
Air traffic liability	111,020	93,483
Other liabilities	30,712	117,779
Other	(164)	(27)
Net cash provided by operating activities	205,151	171,135
Investing activities:
Purchase of available-for-sale investment securities	(26,476)	(30,853)
Proceeds from the maturity of available-for-sale investment securities	26,085	30,504
Pre-delivery deposits on flight equipment, net of refunds	(37,913)	(41,580)
Capitalized interest	(2,276)	(1,500)
Assets under construction for others	(262)	—
Purchase of property and equipment	(63,109)	(237,221)
Net cash used in investing activities	(103,951)	(280,650)
Financing activities:
Proceeds from issuance of long-term debt	59,706	227,128
Proceeds from stock options exercised	—	2
Payments on debt obligations	(37,901)	(18,650)
Payments on finance lease obligations	(239)	(197)
Reimbursement for assets under construction for others	262	—
Repurchase of common stock	(5,223)	(959)
Debt issuance costs	(399)	(201)
Net cash provided by financing activities	16,206	207,123
Net increase in cash and cash equivalents	117,406	97,608
Cash and cash equivalents at beginning of period	1,004,733	800,849
Cash and cash equivalents at end of period	$1,122,139	$898,457
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$19,167	$8,569
Income taxes paid, net of refunds	$816	$679
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$47,577	$—
Operating cash flows for finance leases	$210	$—
Financing cash flows for finance leases	$29	$—
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$1,492	$237,042
Capital expenditures funded by operating lease borrowings	$128,191	$—
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Shareholders’ Equity
(In thousands)

	Three Months Ended March 31, 2018
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$7	$360,153	$(65,854)	$1,469,732	$(1,464)	$1,762,574
Share-based compensation	—	3,075	—	—	—	3,075
Repurchase of common stock	—	—	(959)	—	—	(959)
Proceeds from options exercised	—	2	—	—	—	2
Changes in comprehensive income	—	—	—	—	35	35
Net income (loss)	—	—	—	(44,922)	—	(44,922)
Balance at March 31, 2018	$7	$363,230	$(66,813)	$1,424,810	$(1,429)	$1,719,805

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$7	$371,225	$(67,016)	$1,625,481	$(1,193)	$1,928,504
Effect of ASU No. 2016-02 implementation (refer to Note 2)	—	—	—	(5,549)	—	(5,549)
Share-based compensation	—	3,671	—	—	—	3,671
Repurchase of common stock	—	—	(5,223)	—	—	(5,223)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	177	177
Net income	—	—	—	56,076	—	56,076
Balance at March 31, 2019	$7	$374,896	$(72,239)	$1,676,008	$(1,016)	$1,977,656

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. ("the Company"). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 13, 2019.
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
The interim results reflected in the unaudited condensed financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends.

2.	Recent Accounting Developments

Recently Adopted Accounting Pronouncements

Leases

The Company adopted ASU No. 2016-02, "Leases (Topic 842)," effective January 1, 2019. The Company adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company's contracts are or contain leases, (2) lease classification and (3) initial direct costs. Therefore, the condensed financial statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The adoption of the new lease standard had a significant impact on the Company's condensed balance sheets due to the recognition of $1.0 billion of right-of-use assets for operating leases, $128.1 million of current maturities of operating leases and $895.1 million of operating leases, less current maturities. In addition, the Company recognized a $5.5 million cumulative effect adjustment, net of tax, to retained earnings. This adjustment was driven by the recognition of unamortized deferred gains and losses related to aircraft sale-leaseback transactions entered into in prior periods. Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. The accounting for finance leases is substantially unchanged. The adoption of Topic 842 did not have a significant impact on the Company's lease classification or a material impact on its statements of operations and liquidity. Additionally, adoption of Topic 842 did not have a material impact on the Company’s debt-covenant compliance under its current agreements. Refer to Note 9, Leases for information regarding the Company's adoption of Topic 842 and the Company's undiscounted future lease payments and the timing of those payments.

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
Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the first quarter of 2019 and 2018.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Operating revenues:
Fare	$416,345	$342,695
Non-fare	421,720	346,446
Total passenger revenues	838,065	689,141
Other	17,731	14,997
Total operating revenues	$855,796	$704,138

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation (DOT) area are summarized below:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
DOT—Domestic	$753,100	$647,807
DOT—Latin America	102,696	56,331
Total	$855,796	$704,138
The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability (ATL) on the Company's condensed balance sheets and recognizes loyalty travel awards in passenger revenue as the mileage credits are used for travel. As of March 31, 2019 and December 31, 2018, the Company had ATL balances of $403.0 million and $292.0 million, respectively. The remaining ATL balance as of March 31, 2019 is expected to be recognized during the remainder of 2019.

4.	Special Charges

Special Charges, Operating

During the three months ended March 31, 2019, the Company had no special charges, operating in the statement of operations.

During the first quarter of 2018, the Company negotiated and amended the collective bargaining agreement with the Air Line Pilots Association, International ("ALPA"), under the guidance of the National Mediation Board ("NMB"). In connection with the amended agreement, the Company recorded a one-time ratification incentive of $80.7 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts totaling $89.2 million were recorded in special charges within operating expenses in the condensed statement of operations for the three months ended March 31, 2018.

Special Charges, Non-Operating

During the three months ended March 31, 2019, the Company had no special charges, non-operating within other (income) expense in the statement of operations.

During the three months ended March 31, 2018, the Company recorded $9.2 million in special charges, non-operating within other (income) expense in the statement of operations. On March 28, 2018, the Company entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft previously operated under operating leases by the Company. The aggregate gross purchase price for the 14 aircraft was $285.0 million, and the price for each aircraft at the time of the sale was comprised of a cash payment net of the amount of maintenance reserves and security deposits for such aircraft held by the applicable lessor pursuant to the lease for such aircraft. The contract was deemed a lease modification which resulted in a change of classification from operating leases to finance leases for the 14 aircraft. During the first quarter of 2018, the finance lease assets were recorded at the lower of cost or fair value of the aircraft within flight equipment on the condensed balance sheets. During the second quarter of 2018, the purchase of the 14 aircraft was completed and the obligation was accreted up to the net cash payment price with interest charges recognized in special charges, non-operating in the statement of operations. The Company determined the valuation of the aircraft based on third-party appraisals considering the condition of the aircraft (a Level 3 measurement).

5.	Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per share amounts)
Numerator
Net income (loss)	$56,076	$(44,922)
Denominator
Weighted-average shares outstanding, basic	68,380	68,222
Effect of dilutive stock awards	136	—
Adjusted weighted-average shares outstanding, diluted	68,516	68,222
Earnings (loss) per share
Basic earnings (loss) per common share	$0.82	$(0.66)
Diluted earnings (loss) per common share	$0.82	$(0.66)

Anti-dilutive weighted-average shares	159	324

6.	Short-term Investment Securities

The Company's short-term investment securities are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. These securities are stated at fair value within current assets on the Company's condensed balance sheets. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the condensed statements of operations.

As of March 31, 2019 and December 31, 2018, the Company had $103.5 million and $102.8 million in short-term available-for-sale investment securities, respectively. During the three months ended March 31, 2019, these investments earned interest income at a weighted-average fixed rate of approximately 2.5%. For the three months ended March 31, 2019, an unrealized gain of $130 thousand, net of deferred taxes of $39 thousand, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three months ended March 31, 2018, an unrealized loss of $23 thousand, net of deferred taxes of $8 thousand, was recorded within AOCI related to these investment securities. The Company has not recognized any realized gains or losses related to these securities as the Company has not transacted any sale of these securities. As of March 31, 2019 and December 31, 2018, $56 thousand and $74 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

7.	Accrued Liabilities
Other current liabilities as of March 31, 2019 and December 31, 2018 consist of the following:

	March 31, 2019	December 31, 2018
	(in thousands)
Federal excise and other passenger taxes and fees payable	$90,504	$60,604
Salaries and wages	79,359	82,900
Airport obligations	65,291	52,029
Aircraft maintenance	65,126	59,805
Fuel	28,378	25,368
Aircraft and facility lease obligations	20,630	15,149
Interest payable	19,344	18,086
Other	26,772	25,736
Other current liabilities	$395,404	$339,677

8.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company may be exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. As of March 31, 2019, the Company did not hold any derivatives with requirements to post collateral.

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

The Company accounts for any fuel derivative contracts at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during the three months ended March 31, 2019 and 2018 and did not have any outstanding fuel derivatives as of March 31, 2019 and December 31, 2018. Historically, the Company has not elected hedge accounting on any fuel derivative instruments entered into and, as a result, changes in the fair value of fuel derivative contracts, if any, were recorded in aircraft fuel expense.
Interest Rate Swaps
From time to time, the Company may enter into interest rate swaps to fix the benchmark interest rate component of interest payments or for other reasons. These instruments limit the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. Interest rate swaps may be designated as cash flow hedges. The Company generally accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within AOCI. As of March 31, 2019 and December 31, 2018, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the statement of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the three months ended March 31, 2019 and 2018, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. For the three months ended March 31, 2019, the Company reclassified interest rate swap losses of $47 thousand, net of tax of $27 thousand, into earnings. For the three months ended March 31, 2018, the Company reclassified interest rate swap losses of $58 thousand, net of tax of $21 thousand, into earnings. As of March 31, 2019 and December 31, 2018, $1.1 million and $1.1 million, net of tax, respectively, remained in AOCI, related to these instruments.

9.	Leases
The Company leases aircraft, engines, airport terminal, maintenance and training facilities, aircraft hangars, commercial real estate, and office and computer equipment, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leased square footage, enplaned passengers, and airports’ annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company's balance sheet as a right-of-use asset and lease liability. Lease terms are generally 8 years to 18 years for aircraft and up to 30 years for other leased equipment and property.
The Company adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019. The Company made the election to not apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of twelve months or less). Instead, a lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term. The Company elected this accounting policy for all classes of underlying assets. In addition, in accordance with Topic 842, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset.
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company's leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company has options to extend certain of its operating leases for an additional period of time and options to early terminate several of its operating leases. The lease term consists of the noncancellable period of the lease and the periods covered by options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. The Company's lease agreements do not contain any residual value guarantees. The Company has elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.
As of March 31, 2019, the Company had 50 aircraft financed under operating leases, with lease term expirations between 2021 and 2031. In addition, as of March 31, 2019, the Company had 11 spare engines financed under operating leases with lease term expiration dates ranging from 2019 to 2027. One of the Company's leased aircraft has variable rent payments, which fluctuate based on changes in London Interbank Offered Rate ("LIBOR"). The Company entered into sale leaseback transactions with third-party aircraft lessors for some of these aircraft and engine leases. Upon adoption of Topic 842, the Company recognized a $5.5 million cumulative effect adjustment, net of tax, to retained earnings driven by the recognition of unamortized deferred gains and losses related to aircraft sale-leaseback transactions entered into in prior periods. Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. Under Topic 842, gains and losses on sale-leaseback transactions, subject to adjustment for off-market terms, are recognized immediately.
Some of the Company’s aircraft and engine master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Maintenance reserve payments that are probable of being recovered when the Company performs qualifying maintenance are recorded in aircraft maintenance deposits on the Company's condensed balance sheet. Fixed maintenance reserve payments that are not probable of being recovered are considered lease payments and are included in the right-of-use asset and lease liability. Maintenance reserve payments that are based on a utilization measure and are not probable of being recovered are considered variable lease payment that are recognized when they are probable of being incurred and are not included in the right-of-use asset and lease liability.
Fixed maintenance reserve payments for the Company's aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $4.3 million for the remainder of 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, $4.1 million in 2023, and $8.8 million in 2024 and beyond. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of March 31, 2019, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the majority of the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition) when it is probable that such amounts will be incurred. When determining probability and estimated cost of lease return obligations, there are various other factors that need to be considered such as the contractual terms of the lease, the ability to swap engines or other aircraft components, current condition of the aircraft, the age of the aircraft at lease expiration, utilization of engines and other components, the extent of repairs needed at return, return locations, current configuration of the aircraft and cost of repairs and materials at the time of return. As a result of the different factors listed above, management assesses the need to accrue lease return costs throughout the lease as facts and circumstances warrant an assessment. The Company expects lease return costs and unrecoverable maintenance deposits will increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable lease return condition obligations.

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed balance sheets as of March 31, 2019. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
remainder of 2019	$894	$142,701	$2,088	$434	$146,117
2020	780	185,414	2,394	517	189,105
2021	606	183,572	1,903	—	186,081
2022	578	175,571	1,562	—	177,711
2023	202	151,177	1,055	—	152,434
2024 and thereafter	—	477,187	4,749	—	481,936
Total minimum lease payments	$3,060	$1,315,622	$13,751	$951	$1,333,384
Less amount representing interest	310	303,429	3,658	43	307,440
Present value of minimum lease payments	$2,750	$1,012,193	$10,093	$908	$1,025,944
Less current portion	1,053	125,429	2,165	544	129,191
Long-term portion	$1,697	$886,764	$7,928	$364	$896,753

Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed balance sheets are expected to be $0.2 million for the remainder of 2019 and $0.0 million in 2020 and beyond.
The majority of the Company's finance lease obligations relate to leased computer and office equipment. Payments under the Company's finance lease agreements are fixed for terms ranging from 3 to 5 years. Accounting for finance leases is substantially unchanged under Topic 842. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities in the Company's condensed balance sheets.
The table below presents information for lease costs related to the Company's finance and operating leases:

Three Months Ended March 31, 2019
(in thousands)
Finance lease cost
Amortization of leased assets	$210
Interest of lease liabilities	29
Operating lease cost
Operating lease cost (1)	49,715
Short-term lease cost (1)	3,449
Variable lease cost (1)	28,117
Total lease cost	$81,520
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed statement of operations.
The table below presents lease-related terms and discount rates as of March 31, 2019:

March 31, 2019
Weighted-average remaining lease term
Operating leases	8.0 years
Finance leases	3.5 years
Weighted-average discount rate
Operating leases	6.72%
Finance leases	6.12%

10.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. As of March 31, 2019, the Company's aircraft orders consisted of the following:

	Airbus		Third-Party Lessor
	A320ceo	A320neo	A320neo	Total
remainder of 2019	1	8	1	10
2020		17		17
2021		18		18
	1	43	1	45

As of March 31, 2019, the Company has no contractual aircraft purchase commitments beyond 2021. The Company also has two spare engine orders for V2500 SelectTwo engines with International Aero Engines ("IAE") and seven spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2019 through 2023. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $466.6 million for the remainder of 2019, $865.7 million in 2020, $775.7 million in 2021, $17.6 million in 2022, $8.3 million in 2023, and $0.0 million in 2024 and beyond. As of March 31, 2019, the Company had secured debt financing commitments of $35.0 million for 1 aircraft, being delivered in May 2019. In addition, the Company has secured financing for one aircraft leased directly from a third-party lessor, which was delivered in April 2019. Aircraft rent commitments for this 1 leased aircraft are approximately $3.0 million for the remainder of 2019, $4.1 million in 2020, $4.1 million in 2021, $4.1 million in 2022, $4.1 million in 2023, and $29.4 million in 2024 and beyond. As of March 31, 2019, the Company does not have financing commitments in place for the remaining 43 Airbus aircraft on firm order, which are scheduled for delivery in the remainder of 2019 through 2021.
Interest commitments related to the secured debt financing of 61 delivered aircraft as of March 31, 2019 are $64.9 million for the remainder of 2019, $77.4 million in 2020, $70.3 million in 2021, $63.4 million in 2022, $53.2 million in 2023, and $154.2 million in 2024 and beyond. For principal commitments related to these financed aircraft, refer to Note 12, Debt and Other Obligations. As of March 31, 2019, principal and interest commitments related to the Company's future secured debt financing of 1 undelivered aircraft under bank debt are $2.2 million for the remainder of 2019, $4.7 million in 2020, $4.7 million in 2021, $3.5 million in 2022, $3.6 million in 2023, and $26.2 million in 2024 and beyond.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of March 31, 2019: $9.3 million for the remainder of 2019, $14.4 million in 2020, $11.3 million in 2021, $11.2 million in 2022, $11.3 million in 2023, and $56.0 million thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of March 31, 2019 and December 31, 2018, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of March 31, 2019 and December 31, 2018, was $455.5 million and $321.0 million, respectively.
Employees
The Company has 5 union-represented employee groups that together represented approximately 79% of all employees at March 31, 2019. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of March 31, 2019.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	February 2023	26%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	May 2021	45%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	June 2020	4%
Passenger Service Agents	Transport Workers Union of America ("TWU")	NA	3%
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In February 2018, the pilot group voted to approve a new five-year agreement with the Company. In connection with the new agreement, the Company recorded a one-time ratification incentive of $80.7 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts totaling $89.2 million were recorded in special charges within operating expenses in the condensed statement of operations for the three months ended March 31, 2018. For additional information, refer to Note 4, Special Charges.

In June 2018, the NMB notified the Company that the TWU filed an application seeking a representation election for the Company's passenger service agents. The NMB determined that a representation election would be held and the voting period for the election took place through September 4, 2018. The Company’s passenger service agents voted to be represented by the TWU, but the representation applies only to the Company’s Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of March 31, 2019, the Company continued to negotiate with the TWU.
The Company is self-insured for health care claims, up to a stop loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.1 million and $4.4 million in health care claims as of March 31, 2019 and December 31, 2018, respectively.

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

The Company has not historically elected hedge accounting on its fuel derivative instruments, if any. As a result, the Company would record the fair value adjustment of any fuel derivatives in the accompanying statement of operations within aircraft fuel and on the balance sheet within prepaid expenses and other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective date. Fair values of any fuel derivative instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company offsets fair value amounts recognized for any derivative instruments executed with the same counterparty under a master netting arrangement. The Company determines fair value of any jet fuel options utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it may hold.

The fair value of the Company's jet fuel swaps, if any, are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. As of March 31, 2019 and December 31, 2018, the Company had no outstanding jet fuel derivatives.
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
The carrying amounts and estimated fair values of the Company's long-term debt at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019		December 31, 2018		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Fixed-rate senior term loans	$373.2	$384.0	$382.4	$373.6	Level 3
Fixed-rate junior term loans	29.0	29.5	31.1	31.1	Level 3
Fixed-rate term loans	649.5	665.6	625.1	600.1	Level 3
2015-1 EETC Class A	378.6	386.2	378.6	374.8	Level 2
2015-1 EETC Class B	80.0	80.8	80.0	78.1	Level 2
2015-1 EETC Class C	109.5	110.3	109.5	107.9	Level 2
2017-1 EETC Class AA	235.4	231.3	242.5	228.8	Level 2
2017-1 EETC Class A	78.5	76.3	80.8	76.6	Level 2
2017-1 EETC Class B	77.2	75.8	83.7	79.1	Level 2
2017-1 EETC Class C	85.5	86.3	85.5	84.2	Level 2
Revolving credit facility	160.0	160.0	135.3	135.3	Level 3
Total long-term debt	$2,256.4	$2,286.1	$2,234.5	$2,169.6

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2019 and December 31, 2018 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at March 31, 2019 and December 31, 2018 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 6, Short-term Investment Securities.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,122.1	$1,122.1	$—	$—
Short-term investment securities	103.5	103.5	—	—
Total assets	$1,225.6	$1,225.6	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,004.7	$1,004.7	$—	$—
Short-term investment securities	102.8	102.8	—	—
Total assets	$1,107.5	$1,107.5	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended March 31, 2019 and December 31, 2018.

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

As of March 31, 2019, the Company had outstanding non-public and public debt instruments. During the three months ended March 31, 2019, the Company issued additional debt through a fixed-rate term facility and a previously existing revolving credit facility described below.

Fixed-rate term loans

During 2018, the Company entered into a facility agreement, which as of March 31, 2019, provided $35.0 million for an Airbus A320 aircraft delivered during the first quarter of 2019. The loan extended under the facility agreement is secured by a first-priority security interest on the individual aircraft. This loan has a term life of 12 years and amortizes on a mortgage-style basis, which requires quarterly principal and interest payments.

Revolving credit facility

During the fourth quarter of 2018, the Company entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between August 2019 and December 2021. The final maturity of the facility is December 30, 2020. As of March 31, 2019, the Company had drawn $160.0 million on the facility which is included in long-term debt and finance leases, less current maturities on the Company's condensed balance sheets. The revolving credit facility bears variable interest based on LIBOR.

Long-term debt is comprised of the following:

	As of		Three Months Ended March 31,
	March 31, 2019	December 31, 2018	2019	2018
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$373.2	$382.4	4.10%	4.10%
Fixed-rate junior term loans due through 2022	29.0	31.1	6.90%	6.90%
Fixed-rate loans due through 2031	649.5	625.1	3.67%	3.83%
Fixed-rate class A 2015-1 EETC due through 2028	378.6	378.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	80.0	80.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	109.5	109.5	4.93%	N/A
Fixed-rate class AA 2017-1 EETC due through 2030	235.4	242.5	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	78.5	80.8	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	77.2	83.7	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	N/A
Revolving credit facility due in 2020	160.0	135.3	3.88%	N/A
Long-term debt	2,256.4	2,234.5
Less current maturities	172.3	162.8
Less unamortized discounts, net	46.0	47.7
Total	$2,038.1	$2,024.0

The Company's debt financings are collateralized by first priority security interest in the individual aircraft being financed with the exception of the Company's revolving credit facility secured by the Company's rights under the purchase agreement with Airbus related to certain A320neo aircraft. During the three months ended March 31, 2019 and March 31, 2018, the Company made scheduled principal payments of $37.9 million and $18.7 million on its outstanding debt obligations, respectively.
At March 31, 2019, long-term debt principal payments for the next five years and thereafter are as follows:

March 31, 2019
(in millions)
remainder of 2019	$135.8
2020	212.8
2021	283.3
2022	161.9
2023	300.5
2024 and beyond	1,162.1
Total debt principal payments	$2,256.4

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Fixed-rate senior term loans	$3,945	$4,317
Fixed-rate junior term loans	523	667
Fixed-rate term loans	6,202	4,911
Class A 2015-1 EETC	3,838	4,142
Class B 2015-1 EETC	880	1,012
Class C 2015-1 EETC	1,335	—
Class AA 2017-1 EETC	1,989	682
Class A 2017-1 EETC	717	246
Class B 2017-1 EETC	754	283
Class C 2017-1 EETC	1,080	—
Revolving credit facility	1,413	—
Amortization of deferred financing costs	2,192	1,491
Commitment and other fees	74	77
Finance leases	29	21
Total	$24,971	$17,849

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2018 and subsequent Quarterly Reports on Form 10-Q. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines, headquartered in Miramar, Florida, offers affordable travel to value-conscious customers. Our all-Airbus fleet is one of the youngest and most fuel efficient in the United States. We currently operate more than 600 daily flights to 75 destinations in 16 countries including the United States and throughout Latin America and the Caribbean. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

We focus on value-conscious travelers who pay for their own travel, and our business model is designed to deliver what our guests want: low fares and a great experience. We compete based on total price. We allow our guests to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower on average than other airlines. By offering guests unbundled base fares, we give them the power to save by paying only for the Á La SmarteTM options they choose, such as checked and carry-on bags and advance seat assignments. We record revenue related to these options as non-fare passenger revenue, which is recorded within passenger revenues in our statement of operations.

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

We are committed to delivering the best value in the sky while providing an exceptional guest experience. Our new mobile-friendly website makes booking easier. Our new mobile application allows check-in while on the go, and our airport kiosks and self bag-tagging help our guests move through the airport more quickly.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three-month period ended March 31, 2019 and 2018:

	Three Months Ended March 31,		Percent Change
	2019	2018
Operating Statistics (unaudited) (A):
Average aircraft	130.8	114.1	14.6%
Aircraft at end of period	133	118	12.7%
Average daily aircraft utilization (hours)	12.2	12.0	1.7%
Average stage length (miles)	1,029	1,025	0.4%
Block hours	143,429	122,954	16.7%
Departures	52,175	44,982	16.0%
Passenger flight segments (PFSs) (thousands)	7,820	6,537	19.6%
Revenue passenger miles (RPMs) (thousands)	8,133,030	6,813,519	19.4%
Available seat miles (ASMs) (thousands)	9,829,044	8,408,764	16.9%
Load factor (%)	82.7%	81.0%	1.7 pts
Fare revenue per passenger flight segment ($)	53.24	52.42	1.6%
Non-ticket revenue per passenger flight segment ($)	56.20	55.29	1.6%
Total revenue per passenger flight segment ($)	109.44	107.71	1.6%
Average yield (cents)	10.52	10.33	1.8%
TRASM (cents)	8.71	8.37	4.1%
CASM (cents)	7.81	8.84	(11.7)%
Adjusted CASM (cents)	7.79	7.76	0.4%
Adjusted CASM ex-fuel (cents)	5.46	5.33	2.4%
Fuel gallons consumed (thousands)	109,828	95,003	15.6%
Average economic fuel cost per gallon ($)	2.09	2.15	(2.8)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the first quarter of 2019, we achieved a 10.3% operating margin, an increase of 15.8 percentage points compared to the prior year period. We generated pre-tax income of $72.1 million and net income of $56.1 million on operating revenues of $855.8 million. For the first quarter of 2018, we incurred a pre-tax loss of $59.7 million and a net loss of $44.9 million on operating revenues of $704.1 million.
Our adjusted CASM ex-fuel for the first quarter of 2019 was 5.46 cents, a 2.4% increase year over year. The increase on a per-ASM basis was primarily due to an increase in salaries, wages, and benefits expense partially offset by a decrease in aircraft rent expense.
As of March 31, 2019, we had 133 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 61 A320s, 30 A321s, and 11 A320neos. With the scheduled delivery of 10 aircraft during the remainder of 2019, we expect to end 2019 with 143 aircraft in our fleet.
Since the delivery of our initial five A320neo aircraft in the fourth quarter of 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, which has resulted in diminished service availability of such aircraft. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions.

Comparison of three months ended March 31, 2019 to three months ended March 31, 2018
Operating Revenues
Operating revenues increased $151.7 million, or 21.5%, to $855.8 million for the first quarter of 2019, as compared to the first quarter of 2018, primarily due to an increase in traffic of 19.4%, an increase in passenger yields of 1.8% and a load factor increase of 170 basis points.
Total revenue per available seat mile ("TRASM") for the first quarter of 2019 was 8.71 cents, an increase of 4.1%, as compared to the first quarter of 2018. This increase was due to higher passenger yields and higher load factor, year over year. The increase in average yield was driven by our revenue management initiatives and a strong demand environment.
Total revenue per passenger flight segment increased 1.6%, year over year. Fare revenue per passenger flight segment increased 1.6% and non-ticket revenue per passenger flight segment increased 1.6%. The increase in fare revenue per passenger flight segment was driven by a 1.8% increase in average yield, period over period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag revenue, passenger usage fee, and seat revenue per flight segment, as compared to the prior year.
Operating Expenses
Operating expenses increased $25.1 million, or 3.4%, to $768.0 million for the first quarter of 2019 compared to $742.9 million for the first quarter of 2018, primarily due to an increase in operations as reflected by a 16.9% capacity growth and a 19.4% increase in traffic that drove an increase in operating expenses. This increase was partially offset by a decrease of $89.2 million in special charges year over year.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. From time to time, we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. We had no activity related to fuel derivative instruments during the three months ended March 31, 2019 and 2018. Historically, management has chosen not to elect hedge accounting on any fuel derivative instruments and, as a result, changes in the fair value of fuel derivative contracts have been recorded each period in aircraft fuel expense.

Aircraft fuel expense increased by $25.0 million, or 12.2%, from $204.6 million in the first quarter of 2018 to $229.6 million in the first quarter of 2019. This higher fuel expense, year over year, was due to a 15.6% increase in fuel gallons consumed, slightly offset by a 2.8% decrease in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	109,828	95,003	15.6%
Into-plane fuel cost per gallon	$2.09	$2.15	(2.8)%
Into-plane fuel expense	$229,636	$204,646	12.2%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statements of operations)	$229,636	$204,646	12.2%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 2.8% was primarily a result of a decrease in jet fuel prices.

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
The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$229,636	$204,646	12.2%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$229,636	$204,646	12.2%
Fuel gallons consumed	109,828	95,003	15.6%
Economic fuel cost per gallon	$2.09	$2.15	(2.8)%

During the three months ended March 31, 2019 and 2018, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended March 31, 2019 and 2018, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended March 31,
	2019	2018			2019	2018
	(in thousands)				(in cents)
Aircraft fuel	$229,636	$204,646	$24,990	12.2%	2.34	2.43	(0.09)	(3.7)%
Salaries, wages, and benefits	203,901	155,096	48,805	31.5%	2.07	1.84	0.23	12.5%
Landing fees and other rents	59,649	49,630	10,019	20.2%	0.61	0.59	0.02	3.4%
Aircraft rent	45,782	50,191	(4,409)	(8.8)%	0.47	0.60	(0.13)	(21.7)%
Depreciation and amortization	50,726	39,373	11,353	28.8%	0.52	0.47	0.05	10.6%
Distribution	35,719	30,631	5,088	16.6%	0.36	0.36	—	—%
Maintenance, materials and repairs	31,604	29,710	1,894	6.4%	0.32	0.35	(0.03)	(8.6)%
Special charges	—	89,168	(89,168)	NM	—	1.06	(1.06)	NM
Loss on disposal of assets	1,913	848	1,065	NM	0.02	0.01	0.01	NM
Other operating	109,062	93,642	15,420	16.5%	1.11	1.11	—	—%
Total operating expenses	$767,992	$742,935	$25,057	3.4%	7.81	8.84	(1.03)	(11.7)%
Adjusted CASM (1)					7.79	7.76	0.03	0.4%
Adjusted CASM ex-fuel (2)					5.46	5.33	0.13	2.4%

(1)	Reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2019		2018
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.81		8.84
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	1.9	0.02	0.8	0.01
Special charges	—	—	89.2	1.06
Adjusted CASM (cents)		7.79		7.76

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges.
Our adjusted CASM ex-fuel for the first quarter of 2019 was up 2.4% as compared to the first quarter of 2018. The increase on a per-ASM basis was primarily due to an increase in salaries, wages, and benefits expense partially offset by a decrease in aircraft rent expense.
Labor costs for the first quarter of 2019 increased $48.8 million, or 31.5%, as compared to the first quarter of 2018. The increase was primarily driven by an 12.1% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 15 additional aircraft, since the first quarter of 2018. On a per-ASM basis, labor costs increased due to the rate increase our pilots received in connection with the new collective bargaining agreement that became effective on March 1, 2018.
Landing fees and other rents for the first quarter of 2019 increased $10.0 million, or 20.2%, as compared to the first quarter of 2018, primarily due to a 16.0% increase in departures. In addition, landing fees and other rents increased due to an increase in facility rent resulting from the addition of new stations and expansion of existing stations as well as rate increases at some of our existing stations. Landing fees and other rents also increased as a result of an increase in our station baggage rent primarily driven by an increase of 19.6% in passenger flight segments. On a per-ASM basis, landing fees and other rents slightly increased, period over period, due to higher station baggage rent and a higher average rate per landing based on the location and volume of where we operated, as compared to the prior year period.
Aircraft rent expense for the first quarter of 2019 decreased by $4.4 million, or 8.8%, as compared to the first quarter of 2018. This decrease in aircraft rent expense was primarily driven by the purchase of 14 A319 aircraft off lease completed during the second quarter of 2018. For additional information, refer to Note 4, Special Charges. On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have purchased 14 A319 aircraft off lease and have taken delivery of 15 new purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Depreciation and amortization for the first quarter of 2019 increased by $11.4 million, or 28.8%, as compared to the prior year period. The increase on both a dollar and per-ASM basis was primarily due to increased depreciation expense resulting from the purchase of 15 new aircraft and the purchase of 14 previously leased aircraft made since the first quarter of 2018.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $13.1 million and $11.7 million for the first quarters of 2019 and 2018, respectively. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statement of operations, our maintenance, materials and repairs expense would have been $44.7 million and $41.4 million for the first quarter of 2019 and 2018, respectively.
Distribution costs increased by $5.1 million, or 16.6%, in the first quarter of 2019 as compared to the first quarter of 2018. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs remained stable year over year.
Maintenance, materials and repairs expense for the first quarter of 2019 increased by $1.9 million, or 6.4%, as compared to the first quarter of 2018. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-ASM basis, maintenance costs decreased primarily due to fewer aircraft paint events, as compared to the prior year period. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
We had no special charges for the first quarter of 2019. Special charges for the first quarter of 2018 consisted of $89.2 million recorded in connection with the pilot agreement approved in February 2018. The total amount includes a one-time $80.7 million ratification incentive, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. For further discussion, refer to Note 4. Special Charges.
Other operating expense for the first quarter of 2019 increased by $15.4 million, or 16.5%, as compared to the first quarter of 2018 primarily due to an increase in overall operations. As compared to the prior year period, we increased departures by 16.0% and had 19.6% more passenger flight segments, which drove increases in variable operating expenses. On a per-ASM basis, other operating expense remained stable year over year.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended March 31, 2019 and 2018 primarily represents interest related to the financing of purchased aircraft. As of March 31, 2019 and 2018, we had 61 and 52 aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—12. Debt and Other Obligations" for further discussion.

Our interest income for the three months ended March 31, 2019 represents interest income earned on cash, cash equivalents and short-term investments. Interest income for the three months ended March 31, 2018 primarily represents interest income earned on cash, cash equivalents, short-term investments and funds required to be held in escrow in accordance with the terms of our EETC.

Income Taxes
Our effective tax rate for the first quarter of 2019 was 22.2% compared to 24.7% for the first quarter of 2018. The decrease in tax rate is attributed to an increase in discrete tax benefits related to equity compensation. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt obligations and maintenance reserves. Our total cash at March 31, 2019 was $1,122.1 million, an increase of $117.4 million from December 31, 2018. In addition to cash and cash equivalents, as of March 31, 2019, we had $103.5 million in short-term investment securities.
Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the three months ended March 31, 2019, we purchased 1 aircraft through debt financing transactions and made $59.3 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year matures in 2031. In addition, during the three months ended March 31, 2019, we purchased one engine which was previously financed under an operating lease agreement, for $9.8 million, comprised of a cash payment of $7.2 million, and the non-cash application of maintenance and security deposits held by the previous lessor of $2.6 million. Upon purchase off lease, the asset previously recorded in our operating lease right-of-use asset (in accordance with the adoption of Topic 842) was recorded within flight equipment on our condensed balance sheets. For additional information regarding our adoption of Topic 842, refer to "Notes to Condensed Financial Statements - 9. Leases."
Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the three months ended March 31, 2019, we paid $37.9 million in PDPs, net of refunds, and $2.3 million of capitalized interest for future deliveries of aircraft and spare engines. As of March 31, 2019, we had $264.4 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed balance sheet.
During the fourth quarter of 2018, we entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of our rights under our purchase agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between August 2019 and December 2021. The final maturity of the facility is December 30, 2020. As of March 31, 2019, we had drawn $160.0 million on the facility.
As of March 31, 2019, we had secured debt financing for one aircraft, to be delivered in May 2019. In addition, we had secured financing for one aircraft to be leased directly from a third-party lessor, which was delivered in April 2019. As of March 31, 2019, we do not have financing commitments in place for the remaining 43 Airbus firm aircraft orders, scheduled for delivery between the remainder of 2019 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the leased aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the three months ended March 31, 2019, we recorded an increase of $2.6 million in maintenance reserves, net of reimbursements, and as of March 31, 2019, we had $248.2 million ($129.8 million in aircraft maintenance deposits and $118.4 million in long-term aircraft maintenance deposits) on our condensed balance sheet.
Net Cash Flows Provided By Operating Activities. Operating activities in the three months ended March 31, 2019 provided $205.2 million in cash compared to $171.1 million provided in the three months ended March 31, 2018. The increase is primarily due to special charges within operating income recorded in the three months ended March 31, 2018 associated with the amended pilot agreement that became effective on March 1, 2018. For additional information, refer to "Notes to Condensed Financial Statements - 4. Special Charges." In addition, we had an increase in deferred income tax expense. These increases were partially offset by a decrease in other liabilities.
Net Cash Flows Used In Investing Activities. In the three months ended March 31, 2019, investing activities used $104.0 million, compared to $280.7 million used in the prior year period. The decrease was mainly driven by fewer purchases of property and equipment, year over year.
Net Cash Flows Provided By Financing Activities. During the three months ended March 31, 2019, financing activities provided $16.2 million in cash compared to $207.1 million provided in the three months ended March 31, 2018. We received $59.7 million in connection with the revolving credit facility and the debt financing related to one aircraft delivered during the three months ended March 31, 2019. We paid $37.9 million in debt principal obligations related to the financing of our aircraft. In addition, we paid $5.2 million to repurchase common stock necessary to satisfy tax withholding requirements from employees who received restricted stock and performance share units.

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. As of March 31, 2019, our firm aircraft orders consisted of the following:

	Airbus		Third-Party Lessor
	A320ceo	A320neo	A320neo	Total
remainder of 2019	1	8	1	10
2020		17		17
2021		18		18
	1	43	1	45
As of March 31, 2019, we have no contractual aircraft purchase commitments beyond 2021.We also have two spare engine orders for V2500 SelectTwo engines with IAE and seven spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2019 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $466.6 million for the 2019, $865.7 million in 2020, $775.7 million in 2021, $17.6 million in 2022, $8.3 million in 2023 and $0.0 million in 2024 and beyond.
We have significant obligations for aircraft and spare engines as 50 of our 133 aircraft and 11 of our 20 spare engines are financed under operating leases. These leases expire between 2019 and 2031. During the first quarter of 2019, we adopted Topic 842 using the modified retrospective approach with an effective date of January 1, 2019. As such, prior year financial statements were not recast under the new lease standard. With the new lease standard, operating leases with terms greater than 12 months are included within operating lease right-of-use assets with the corresponding liabilities included within current maturities of operating leases and operating leases, less current maturities on our condensed balance sheets. Leases with a term of 12 months or less are not recorded on our condensed balance sheets. Accounting for finance leases is substantially unchanged under Topic 842. Please see "Notes to Condensed Financial Statements—9. Leases" for further discussion on the adoption of Topic 842.
Aircraft rent payments were $47.5 million and $70.1 million for the three months ended March 31, 2019 and 2018, respectively. Our aircraft lease payments for 49 of our aircraft are fixed-rate obligations. One of our leases provide for variable rent payments, which fluctuate based on changes in LIBOR.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of March 31, 2019 and the periods in which payments are due (in millions):

	Remainder of 2019	2020 - 2021	2022 - 2023	2024 and beyond	Total
Long-term debt (1)	$136	$496	$462	$1,162	$2,256
Interest commitments (2)	65	148	117	154	484
Finance and operating lease obligations	146	375	330	482	1,333
Flight equipment purchase obligations	467	1,641	26	—	2,134
Other (3)	9	26	23	56	114
Total future payments on contractual obligations	$823	$2,686	$958	$1,854	$6,321

(1) Includes principal only associated with senior and junior term loans, fixed-rate loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, and our revolving credit facility. Refer to "Notes to the Financial Statements - 12. Debt and Other Obligations."
(2) Related to senior and junior term loans, fixed-rate loans, and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs. Includes interest accrued as of March 31, 2019 related to our variable-rate revolving credit facility.
(3) Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to "Notes to the Financial Statements - 10. Commitments and Contingencies."
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $4.3 million for the remainder of 2019, $5.6 million in 2020, $5.7 million in 2021, $4.9 million in 2022, $4.1 million in 2023, and $8.8 million in 2024 and beyond. Our lease agreements generally provide that maintenance reserves are reimbursable to us upon completion of the maintenance event. Some of our master lease agreements do not require that we pay maintenance reserves so long as our cash balance does not fall below a certain level. As of March 31, 2019, we are in full compliance with those requirements and do not anticipate having to pay reserves related to these master leases in the future.

As of March 31, 2019, principal and interest commitments related to our future secured debt financing for 1 undelivered aircraft to be financed under bank debt are approximately $2.2 million for the remainder of 2019, $4.7 million in 2020, $4.7 million in 2021, $3.5 million in 2022, $3.6 million in 2023, and $26.2 million in 2024 and beyond. In addition, aircraft rent commitments for 1 leased aircraft delivered in April 2019 are approximately $3.0 million for the remainder of 2019, $4.1 million in 2020, $4.1 million in 2021, $4.1 million in 2022, $4.1 million in 2023, and $29.4 million in 2024 and beyond.

Off-Balance Sheet Arrangements
As of March 31, 2019, we had lines of credit related to corporate credit cards of $33.6 million from which we had drawn $1.4 million.
As of March 31, 2019, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of March 31, 2019, we had drawn $26.1 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of March 31, 2019, we did not hold any derivatives.
As of March 31, 2019, we have $10.8 million in uncollateralized surety bonds and a $35.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $20.0 million had been drawn upon for issued letters of credit.

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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2019 and 2018 represented approximately 29.9% and 27.5% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last twelve months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $96 million. As of March 31, 2019 and December 31, 2018, we did not have any outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $103.5 million and $102.8 million, as of March 31, 2019 and December 31, 2018, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of March 31, 2019, we had $2,096.4 million outstanding in fixed-rate debt related to the purchase of 31 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $2,126.0 million. As of December 31, 2018, we had $2,099.2 million outstanding in fixed-rate debt related to the purchase of 30 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,034.2 million.
Variable-Rate Debt. As of March 31, 2019, we had $160.0 million outstanding in variable-rate long-term debt, which had a fair value of $160.0 million. As of December 31, 2018, we had $135.3 million outstanding in variable-rate debt, which had a fair value of $135.3 million. During the three months ended March 31, 2019, a hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $0.4 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A Risk Factors contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 13, 2019. Investors are urged to review these risk factors carefully.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the first quarter of 2019. All stock repurchases during this period were made from employees who received restricted stock and performance share units. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1-31, 2019	23,170	$58.65	—	$—
February 1-28, 2019	62,476	$61.71	—	$—
March 1-31, 2019	181	$52.44	—	$—
Total	85,827	$60.86	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: April 24, 2019	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer