Form 10-Q
period 2019-06-30
Spirit Airlines, Inc.
filed 2019-07-24
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35186
_______________________________________________________________________
SPIRIT AIRLINES, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware			38-1747023
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2800 Executive Way	Miramar	Florida	33025
(Address of principal executive offices)			(Zip Code)

(954) 447-7920
(Registrant’s telephone number, including area code)
_______________________________________________________________________

Title of each class	Name of exchange on which registered	Trading Symbol
Common Stock, $0.0001 par value	New York Stock Exchange	SAVE

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 18, 2019:

Class	Number of Shares
Common Stock, $0.0001 par value	68,440,856

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating revenues:
Passenger	$994,430	$836,350	$1,832,495	$1,525,491
Other	18,526	15,421	36,257	30,418
Total operating revenues	1,012,956	851,771	1,868,752	1,555,909

Operating expenses:
Aircraft fuel	265,006	246,180	494,642	450,826
Salaries, wages and benefits	216,375	187,756	420,276	342,852
Landing fees and other rents	64,711	58,602	124,360	108,232
Aircraft rent	46,522	41,745	92,304	91,936
Depreciation and amortization	54,913	45,618	105,639	84,991
Distribution	40,602	34,997	76,321	65,628
Maintenance, materials and repairs	34,688	31,653	66,292	61,363
Special charges	—	174	—	89,342
Loss on disposal of assets	1,550	4,644	3,463	5,492
Other operating	124,651	91,881	233,713	185,523
Total operating expenses	849,018	743,250	1,617,010	1,486,185

Operating income (loss)	163,938	108,521	251,742	69,724

Other (income) expense:
Interest expense	25,266	20,498	50,237	38,347
Capitalized interest	(2,975)	(2,296)	(5,532)	(4,548)
Interest income	(7,066)	(4,430)	(13,990)	(8,496)
Other expense	144	188	377	321
Special charges, non-operating	—	79,412	—	88,613
Total other (income) expense	15,369	93,372	31,092	114,237

Income (loss) before income taxes	148,569	15,149	220,650	(44,513)
Provision (benefit) for income taxes	34,068	3,895	50,073	(10,845)

Net income (loss)	$114,501	$11,254	$170,577	$(33,668)
Basic earnings (loss) per share	$1.67	$0.16	$2.49	$(0.49)
Diluted earnings (loss) per share	$1.67	$0.16	$2.49	$(0.49)
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$114,501	$11,254	$170,577	$(33,668)
Unrealized gain on short-term investment securities, net of deferred taxes of $29, $33, $67 and $26	98	101	228	78
Interest rate derivative loss reclassified into earnings, net of taxes of $19, $18, $46, and $39	54	61	101	120
Other comprehensive income	$152	$162	$329	$198
Comprehensive income (loss)	$114,653	$11,416	$170,906	$(33,470)

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,110,797	$1,004,733
Short-term investment securities	104,228	102,789
Accounts receivable, net	78,125	47,660
Aircraft maintenance deposits, net	124,585	106,901
Prepaid expenses and other current assets	102,952	83,383
Total current assets	1,520,687	1,345,466

Property and equipment:
Flight equipment	3,514,104	3,257,215
Ground property and equipment	215,774	191,661
Less accumulated depreciation	(367,712)	(332,864)
	3,362,166	3,116,012
Operating lease right-of-use assets	1,057,846	—
Pre-delivery deposits on flight equipment	289,902	236,775
Long-term aircraft maintenance deposits	84,507	138,738
Deferred heavy maintenance, net	309,555	249,010
Other long-term assets	38,118	79,456
Total assets	$6,662,781	$5,165,457

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$43,848	$39,320
Air traffic liability	402,990	291,981
Current maturities of long-term debt and finance leases	270,407	163,557
Current maturities of operating leases	114,877	—
Other current liabilities	379,041	339,677
Total current liabilities	1,211,163	834,535

Long-term debt and finance leases, less current maturities	2,025,183	2,024,774
Operating leases, less current maturities	915,288	—
Deferred income taxes	399,765	355,141
Deferred gains and other long-term liabilities	16,355	22,503
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	377,639	371,225
Treasury stock, at cost	(72,264)	(67,016)
Retained earnings	1,790,509	1,625,481
Accumulated other comprehensive income (loss)	(864)	(1,193)
Total shareholders’ equity	2,095,027	1,928,504
Total liabilities and shareholders’ equity	$6,662,781	$5,165,457
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$170,577	$(33,668)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	148	159
Share-based compensation	6,413	5,381
Allowance for doubtful accounts (recoveries)	—	(12)
Amortization of deferred gains and losses and debt issuance costs	4,365	4,552
Depreciation and amortization	105,639	84,991
Deferred income tax expense (benefit)	44,511	(17,604)
Loss on disposal of assets	3,463	5,492
Special charges, non-operating	—	88,613
Changes in operating assets and liabilities:
Accounts receivable, net	(30,465)	(9,212)
Aircraft maintenance deposits, net	(6,214)	11,222
Prepaid income taxes	1,962	—
Other assets	10,212	3,003
Deferred heavy maintenance, net	(88,350)	(94,267)
Income tax receivable	—	(828)
Accounts payable	2,024	25,413
Air traffic liability	111,009	93,936
Other liabilities	6,154	83,809
Other	(424)	8
Net cash provided by operating activities	341,024	250,988
Investing activities:
Purchase of available-for-sale investment securities	(57,355)	(73,687)
Proceeds from the maturity of available-for-sale investment securities	56,595	72,964
Proceeds from sale of property and equipment	—	9,500
Pre-delivery deposits on flight equipment, net of refunds	(75,826)	(92,205)
Capitalized interest	(4,936)	(4,178)
Assets under construction for others	(2,235)	—
Purchase of property and equipment	(154,702)	(323,229)
Net cash used in investing activities	(238,459)	(410,835)
Financing activities:
Proceeds from issuance of long-term debt	94,706	440,340
Proceeds from stock options exercised	1	2
Payments on debt obligations	(85,785)	(60,649)
Payments on finance lease obligations	(1,796)	(205,403)
Reimbursement for assets under construction for others	2,235	—
Repurchase of common stock	(5,248)	(986)
Debt issuance costs	(614)	(1,944)
Net cash provided by financing activities	3,499	171,360
Net increase in cash and cash equivalents	106,064	11,513
Cash and cash equivalents at beginning of period	1,004,733	800,849
Cash and cash equivalents at end of period	$1,110,797	$812,362
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$41,279	$16,769
Income taxes paid, net of refunds	$7,394	$3,270
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$95,643	$—
Operating cash flows for finance leases	$1,457	$—
Financing cash flows for finance leases	$339	$—
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$96,371	$315
Capital expenditures funded by operating lease borrowings	$159,548	$—
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Shareholders’ Equity
(In thousands)

	Three and Six Months Ended June 30, 2018
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$7	$360,153	$(65,854)	$1,469,732	$(1,464)	$1,762,574
Share-based compensation	—	3,075	—	—	—	3,075
Repurchase of common stock	—	—	(959)	—	—	(959)
Proceeds from options exercised	—	2	—	—	—	2
Changes in comprehensive income	—	—	—	—	35	35
Net loss	—	—	—	(44,922)	—	(44,922)
Balance at March 31, 2018	$7	$363,230	$(66,813)	$1,424,810	$(1,429)	$1,719,805
Share-based compensation	—	2,306	—	—	—	2,306
Repurchase of common stock	—	—	(27)	—	—	(27)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	162	162
Net income	—	—	—	11,254	—	11,254
Balance at June 30, 2018	$7	$365,536	$(66,840)	$1,436,064	$(1,267)	$1,733,500

	Three and Six Months Ended June 30, 2019
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$7	$371,225	$(67,016)	$1,625,481	$(1,193)	$1,928,504
Effect of ASU No. 2016-02 implementation (refer to Note 2)	—	—	—	(5,549)	—	(5,549)
Share-based compensation	—	3,671	—	—	—	3,671
Repurchase of common stock	—	—	(5,223)	—	—	(5,223)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	177	177
Net income	—	—	—	56,076	—	56,076
Balance at March 31, 2019	$7	$374,896	$(72,239)	$1,676,008	$(1,016)	$1,977,656
Share-based compensation	—	2,742	—	—	—	2,742
Repurchase of common stock	—	—	(25)	—	—	(25)
Proceeds from options exercised	—	1	—	—	—	1
Changes in comprehensive income	—	—	—	—	152	152
Net income	—	—	—	114,501		114,501
Balance at June 30, 2019	$7	$377,639	$(72,264)	$1,790,509	$(864)	$2,095,027

The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the "Company"). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission on February 13, 2019.
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

Recently Adopted Accounting Pronouncements

Leases

The Company adopted ASU No. 2016-02, "Leases (Topic 842)," effective January 1, 2019. The Company adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company's contracts are or contain leases, (2) lease classification and (3) initial direct costs. Therefore, the condensed financial statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The adoption of the new lease standard had a significant impact on the Company's condensed balance sheets due to the recognition of $1.0 billion of right-of-use assets for operating leases, $128.1 million of current maturities of operating leases and $895.1 million of operating leases, less current maturities. In addition, the Company recognized a $5.5 million cumulative effect adjustment, net of tax, to retained earnings. This adjustment was driven by the recognition of unamortized deferred gains and losses related to aircraft sale-leaseback transactions entered into in prior periods. Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. The accounting for finance leases is substantially unchanged. The adoption of Topic 842 did not have a significant impact on the Company's lease classification or a material impact on its statements of operations and liquidity. Additionally, the adoption of Topic 842 did not have a material impact on the Company’s debt-covenant compliance under its current agreements. Refer to Note 9, Leases for information regarding the Company's adoption of Topic 842 and the Company's undiscounted future lease payments and the timing of those payments.

Recently Issued Accounting Pronouncements Not Yet Adopted

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40, "Accounting for Internal-Use Software," to determine which implementation costs to capitalize as assets and amortize over the term of the hosting arrangement or expense as incurred. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning

January 1, 2020. Early adoption is permitted, including during an interim period. Entities have the option to apply this standard prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statement presentation or results.

3.	Revenue
Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and six months ended June 30, 2019 and June 30, 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Operating revenues:
Fare	$515,696	$439,549	$932,041	$782,244
Non-fare	478,734	396,801	900,454	743,247
Total passenger revenues	994,430	836,350	1,832,495	1,525,491
Other	18,526	15,421	36,257	30,418
Total operating revenues	$1,012,956	$851,771	$1,868,752	$1,555,909

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") area are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
DOT—Domestic	$890,388	$768,297	$1,644,502	$1,417,433
DOT—Latin America	122,568	83,474	224,250	138,476
Total	$1,012,956	$851,771	$1,868,752	$1,555,909

The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed balance sheets and recognizes loyalty travel awards in passenger revenues as the mileage credits are used for travel or expire unused. As of June 30, 2019 and December 31, 2018, the Company had ATL balances of $403.0 million and $292.0 million, respectively. The balance of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

4.	Special Charges

Special Charges, Operating

During the six months ended June 30, 2019, the Company had no special charges within operating expenses in the statement of operations.

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

Special Charges, Non-Operating

During the six months ended June 30, 2019, the Company had no special charges, non-operating within other (income) expense in the statement of operations.

During the three and six months ended June 30, 2018, the Company recorded $79.4 million and $88.6 million, respectively, in special charges, non-operating within other (income) expense in the statement of operations. During the first quarter of 2018, the Company entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft previously operated under operating leases by the Company. The aggregate gross purchase price for the 14 aircraft was $285.0 million, and the price for each aircraft at the time of the sale was comprised of a cash payment net of the amount of maintenance reserves and security deposits for such aircraft held by the applicable lessor pursuant to the lease for such aircraft. The contract was deemed a lease modification, which resulted in a change of classification from operating leases to finance leases for the 14 aircraft. During the first quarter of 2018, the finance lease assets were recorded at the lower of cost or fair value of the aircraft within flight equipment on the condensed balance sheets. During the second quarter of 2018, the purchase of the 14 aircraft was completed and the obligation was accreted up to the net cash payment price with interest charges recognized in special charges, non-operating in the statement of operations. The Company determined the valuation of the aircraft based on third-party appraisals considering the condition of the aircraft (a Level 3 measurement).

5.	Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator
Net income (loss)	$114,501	$11,254	$170,577	$(33,668)
Denominator
Weighted-average shares outstanding, basic	68,439	68,251	68,410	68,237
Effect of dilutive stock awards	181	59	158	—
Adjusted weighted-average shares outstanding, diluted	68,620	68,310	68,568	68,237
Earnings (loss) per share
Basic earnings (loss) per common share	$1.67	$0.16	$2.49	$(0.49)
Diluted earnings (loss) per common share	$1.67	$0.16	$2.49	$(0.49)

Anti-dilutive weighted-average shares	127	248	143	264

6.	Short-term Investment Securities

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

As of June 30, 2019 and December 31, 2018, the Company had $104.2 million and $102.8 million in short-term available-for-sale investment securities, respectively. During the six months ended June 30, 2019, these investments earned interest income at a weighted-average fixed rate of approximately 2.4%. For the three and six months ended June 30, 2019, an unrealized gain of $98 thousand and $228 thousand, net of deferred taxes of $29 thousand and $67 thousand, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and six months ended June 30, 2018, an unrealized gain of $101 thousand and $78 thousand, net of deferred taxes of $33 thousand and $26 thousand, respectively, was recorded within AOCI related to these investment securities. The Company has not recognized any realized gains or losses related to these securities as the Company has not sold any of these securities. As of June 30, 2019 and December 31, 2018, $154 thousand and $74 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

7.	Accrued Liabilities
Other current liabilities as of June 30, 2019 and December 31, 2018 consist of the following:

	June 30, 2019	December 31, 2018
	(in thousands)
Federal excise and other passenger taxes and fees payable	$97,375	$60,604
Salaries and wages	83,379	82,900
Airport obligations	64,065	52,029
Aircraft maintenance	41,563	59,805
Fuel	27,204	25,368
Aircraft and facility lease obligations	20,277	15,149
Interest payable	17,558	18,086
Other	27,620	25,736
Other current liabilities	$379,041	$339,677

8.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company may be exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. As of June 30, 2019, the Company did not hold any derivatives with requirements to post collateral.

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

The Company accounts for any fuel derivative contracts at fair value and recognizes them in the condensed balance sheets in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during the six months ended June 30, 2019 and 2018, and did not have any outstanding fuel derivatives as of June 30, 2019 and December 31, 2018. Historically, the Company has not elected hedge accounting on any fuel derivative instruments entered into and, as a result, changes in the fair value of fuel derivative contracts, if any, were recorded in aircraft fuel expense.
Interest Rate Swaps
From time to time, the Company may enter into interest rate swaps to fix the benchmark interest rate component of interest payments or for other reasons. These instruments limit the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. Interest rate swaps may be designated as cash flow hedges. The Company generally accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within AOCI. As of June 30, 2019 and December 31, 2018, the Company did not have any outstanding interest rate swaps.
Realized gains and losses from cash flow hedges are recorded in the condensed statements of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the six months ended June 30, 2019 and 2018, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. For the three and six months ended June 30, 2019, the Company reclassified interest rate swap losses of $54 thousand and $101 thousand, net of tax of $19 thousand and $46 thousand, respectively, into earnings. For the three and six months ended June 30, 2018, the Company reclassified interest rate swap losses of $61 thousand and $120 thousand, net of tax of $18 thousand and $39 thousand, respectively, into earnings. As of June 30, 2019 and December 31, 2018, $1.0 million and $1.1 million, net of tax, respectively, remained in AOCI, related to these instruments.

9.	Leases
The Company leases aircraft, engines, airport terminals, maintenance and training facilities, aircraft hangars, commercial real estate, and office and computer equipment, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leased square footage, enplaned passengers, and airports’ annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company's condensed balance sheets as a right-of-use asset and lease liability. Lease terms are generally 8 years to 18 years for aircraft and up to 30 years for other leased equipment and property.
The Company adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019. The Company elected not to apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less). Instead, a lessee may recognize the lease payments in profit or loss on a straight-line basis over the lease term. The Company elected this accounting policy for all classes of underlying assets. In addition, in accordance with Topic 842, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset.
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company's leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company has options to extend certain of its operating leases for an additional period of time and options to early terminate several of its operating leases. The lease term consists of the noncancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option and periods covered by an option to extend or not terminate the lease in which the exercise of the option is controlled by the lessor. The Company's lease agreements do not contain any residual value guarantees. The Company has elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.

As of June 30, 2019, the Company had 46 aircraft financed under operating leases, with lease term expirations between 2022 and 2034. In addition, as of June 30, 2019, the Company had 11 spare engines financed under operating leases with lease term expiration dates ranging from 2019 to 2027. One of the Company's leased aircraft has variable rent payments, which fluctuate based on changes in London Interbank Offered Rate ("LIBOR").
During the six months ended June 30, 2019, the Company took delivery of two aircraft under secured debt arrangements, purchased one previously leased aircraft, and took delivery of five aircraft under operating leases. The Company also purchased two engines and purchased one previously leased engine. Upon purchase off lease, the assets previously recorded in our operating lease right-of-use asset (in accordance with the adoption of Topic 842) were recorded within flight equipment on our condensed balance sheets.
The Company entered into sale leaseback transactions with third-party aircraft lessors for some of its leased aircraft and engines. Upon adoption of Topic 842, the Company recognized a $5.5 million cumulative effect adjustment, net of tax, to retained earnings driven by the recognition of unamortized deferred gains and losses related to aircraft sale-leaseback transactions entered into in prior periods. Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. Under Topic 842, gains and losses on sale-leaseback transactions, subject to adjustment for off-market terms, are recognized immediately.
Some of the Company’s aircraft and engine master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Maintenance reserve payments that are probable of being recovered when the Company performs qualifying maintenance are recorded in aircraft maintenance deposits on the Company's condensed balance sheets. Fixed maintenance reserve payments that are not probable of being recovered are considered lease payments and are included in the right-of-use asset and lease liability. Maintenance reserve payments that are based on a utilization measure and are not probable of being recovered are considered variable lease payments that are recognized when they are probable of being incurred and are not included in the right-of-use asset and lease liability.
Fixed maintenance reserve payments for the Company's aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $1.4 million for the remainder of 2019, $2.6 million in 2020, $2.6 million in 2021, $2.7 million in 2022, $2.5 million in 2023, and $0.5 million in 2024 and beyond. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of June 30, 2019, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed balance sheets as of June 30, 2019. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2019	$94,751	$88,536	$1,396	$290	$184,973
2020	780	172,409	2,417	517	176,123
2021	606	171,168	1,909	—	173,683
2022	578	172,951	1,080	—	174,609
2023	202	155,076	1,055	—	156,333
2024 and thereafter	—	592,704	4,938	—	597,642
Total minimum lease payments	$96,917	$1,352,844	$12,795	$807	$1,463,363
Less amount representing interest	535	332,667	3,583	31	336,816
Present value of minimum lease payments	$96,382	$1,020,177	$9,212	$776	$1,126,547
Less current portion	94,834	112,189	2,137	551	209,711
Long-term portion	$1,548	$907,988	$7,075	$225	$916,836

Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed balance sheets are expected to be $0.5 million for the remainder of 2019 and none in 2020 and beyond.
In June 2019, the Company entered into an aircraft sale agreement to acquire four A320 aircraft previously operated by the Company under operating leases. The agreement provides for the purchase by the Company of each aircraft to occur during the third quarter of 2019. The aggregate gross purchase price for the 4 aircraft was $141.3 million, and the payment of the price for each aircraft at the time of the sale will be comprised of a cash payment net of the amount of maintenance reserves and security deposits for such aircraft held by the applicable lessor pursuant to the lease for such aircraft. The contract was deemed a lease modification, which resulted in a change of classification from operating leases to finance leases for the four aircraft. The Company recorded a finance lease obligation of $94.9 million calculated as the present value of the remaining lease payments, including the final payment to purchase the aircraft and included within current maturities of long-term debt and finance leases on the Company's condensed balance sheets. In addition, the Company recorded finance lease assets of $140.5 million, which include related amounts previously recorded as maintenance reserves and security deposits and included within flight equipment on the Company's condensed balance sheets.
The remainder of the Company's finance lease obligations relate to leased computer and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 3 to 5 years. Accounting for finance leases is substantially unchanged under Topic 842. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities in the Company's condensed balance sheets.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(in thousands)
Finance lease cost
Amortization of leased assets	$519	$728
Interest of lease liabilities	309	339
Operating lease cost
Operating lease cost (1)	48,639	98,353
Short-term lease cost (1)	3,509	6,958
Variable lease cost (1)	31,653	59,770
Total lease cost	$84,629	$166,148
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed statements of operations.
The table below presents lease-related terms and discount rates as of June 30, 2019:

June 30, 2019
Weighted-average remaining lease term
Operating leases	9.8 years
Finance leases	0.8 years
Weighted-average discount rate
Operating leases	6.52%
Finance leases	3.93%

10.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. As of June 30, 2019, the Company's aircraft orders consisted of the following:

Airbus
A320neo
Remainder of 2019	8
2020	17
2021	18
43

As of June 30, 2019, the Company has no contractual aircraft purchase commitments beyond 2021. The Company also has one spare engine order for a V2500 SelectTwo engine with International Aero Engines ("IAE") and six spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2020 through 2023. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $388.5 million for the remainder of 2019, $858.0 million in 2020, $776.1 million in 2021, $17.6 million in 2022, $8.3 million in 2023, and none in 2024 and beyond. As of June 30, 2019, the Company has secured sale-leaseback financing commitments for six aircraft being delivered in the remainder of 2019. As of June 30, 2019, the Company does not have financing commitments in place for the remaining 37 Airbus aircraft on firm order, which are scheduled for delivery in the remainder of 2019 through 2021.
Interest commitments related to the secured debt financing of 62 delivered aircraft as of June 30, 2019 are $42.6 million for the remainder of 2019, $78.5 million in 2020, $71.3 million in 2021, $64.3 million in 2022, $54.1 million in 2023, and

$157.9 million in 2024 and beyond. For principal commitments related to these financed aircraft, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of June 30, 2019: $6.9 million for the remainder of 2019, $17.4 million in 2020, $14.7 million in 2021, $13.9 million in 2022, $12.7 million in 2023, and $60.0 million thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of June 30, 2019 and December 31, 2018, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of June 30, 2019 and December 31, 2018, was $450.1 million and $321.0 million, respectively.
Employees
The Company has 5 union-represented employee groups that together represented approximately 80% of all employees at June 30, 2019. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of June 30, 2019.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	February 2023	26%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	May 2021	46%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	June 2020	4%
Passenger Service Agents	Transport Workers Union of America ("TWU")	NA	3%
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In February 2018, the pilot group voted to approve a new five-year agreement with the Company. In connection with the new agreement, the Company recorded a one-time ratification incentive of $80.7 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts totaling $89.2 million were recorded in special charges within operating expenses in the condensed statements of operations for the six months ended June 30, 2018. For additional information, refer to Note 4, Special Charges.

In June 2018, the NMB notified the Company that the TWU filed an application seeking a representation election for the Company's passenger service agents. The NMB determined that a representation election would be held and the voting period for the election took place through September 4, 2018. The Company’s passenger service agents voted to be represented by the TWU, but the representation applies only to the Company’s Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of June 30, 2019, the Company continued to negotiate with the TWU.
The Company is self-insured for healthcare claims, up to a stop-loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.0 million and $4.4 million in health care claims as of June 30, 2019 and December 31, 2018, respectively.

11.	Fair Value Measurements
Under ASC 820, "Fair Value Measurements and Disclosures," disclosures relating to how fair value is determined for assets and liabilities are required, and a hierarchy for which these assets and liabilities must be grouped is established, based on significant levels of inputs, as follows:
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

The Company has not historically elected hedge accounting on its fuel derivative instruments, if any. As a result, the Company would record the fair value adjustment of any fuel derivatives in the accompanying condensed statements of operations within aircraft fuel and on the condensed balance sheets within prepaid expenses and other current assets or other current liabilities, depending on whether the net fair value of the derivatives is in an asset or liability position as of the respective date. Fair values of any fuel derivative instruments are determined using standard option valuation models. The Company also considers counterparty risk and its own credit risk in its determination of all estimated fair values. The Company offsets fair value amounts recognized for any derivative instruments executed with the same counterparty under a master netting arrangement. The Company determines fair value of any jet fuel options utilizing an option pricing model based on inputs that are either readily available in public markets or can be derived from information available in publicly quoted markets. The Company has consistently applied these valuation techniques in all periods presented and believes it has obtained the most accurate information available for the types of derivative contracts it may hold.

The fair value of the Company's jet fuel swaps, if any, are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. As of June 30, 2019 and December 31, 2018, the Company had no outstanding jet fuel derivatives.
Long-Term Debt
The estimated fair value of the Company's term loan debt agreements and revolving credit facility have been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-publicly held EETC debt agreements has been determined to be Level 2 as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
The carrying amounts and estimated fair values of the Company's long-term debt at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019		December 31, 2018		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Fixed-rate senior term loans	$364.0	$382.4	$382.4	$373.6	Level 3
Fixed-rate junior term loans	26.8	27.4	31.1	31.1	Level 3
Fixed-rate term loans	672.7	700.4	625.1	600.1	Level 3
2015-1 EETC Class A	363.6	382.7	378.6	374.8	Level 2
2015-1 EETC Class B	76.0	78.2	80.0	78.1	Level 2
2015-1 EETC Class C	103.8	105.9	109.5	107.9	Level 2
2017-1 EETC Class AA	235.4	240.7	242.5	228.8	Level 2
2017-1 EETC Class A	78.5	78.9	80.8	76.6	Level 2
2017-1 EETC Class B	77.2	77.8	83.7	79.1	Level 2
2017-1 EETC Class C	85.5	87.6	85.5	84.2	Level 2
Revolving credit facility	160.0	160.0	135.3	135.3	Level 3
Total long-term debt	$2,243.5	$2,322.0	$2,234.5	$2,169.6

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2019 and December 31, 2018 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at June 30, 2019 and December 31, 2018 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 6, Short-term Investment Securities.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,110.8	$1,110.8	$—	$—
Short-term investment securities	104.2	104.2	—	—
Total assets	$1,215.0	$1,215.0	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,004.7	$1,004.7	$—	$—
Short-term investment securities	102.8	102.8	—	—
Total assets	$1,107.5	$1,107.5	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended June 30, 2019 and December 31, 2018.

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

As of June 30, 2019, the Company had outstanding non-public and public debt instruments. During the six months ended June 30, 2019, the Company incurred debt through fixed-rate term loans and a previously existing revolving credit facility described below.

Fixed-rate term loans

During 2018, the Company entered into a facility agreement, which as of June 30, 2019, provided $70.0 million for two Airbus A320 aircraft delivered in 2019. The loans extended under the facility agreement are secured by a first-priority security interest on the individual aircraft. These loans have a term life of 12 years and amortize on a mortgage-style basis, which requires quarterly principal and interest payments.

Revolving credit facility

During 2018, the Company entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between August 2019 and December 2021. The final maturity of the facility is December 30, 2020. As of June 30, 2019, the Company had drawn $160.0 million on the facility which is included in long-term debt and finance leases, less current maturities on the Company's condensed balance sheets. The revolving credit facility bears variable interest based on LIBOR.

Long-term debt is comprised of the following:

	As of		Three Months Ended June 30,		Six Months Ended June 30,
	June 30, 2019	December 31, 2018	2019	2018	2019	2018
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$364.0	$382.4	4.10%	4.10%	4.10%	4.10%
Fixed-rate junior term loans due through 2022	26.8	31.1	6.90%	6.90%	6.90%	6.90%
Fixed-rate loans due through 2031	672.7	625.1	3.48%	3.83%	3.48%	3.83%
Fixed-rate class A 2015-1 EETC due through 2028	363.6	378.6	4.10%	4.10%	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	76.0	80.0	4.45%	4.45%	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	103.8	109.5	4.93%	4.93%	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	235.4	242.5	3.38%	3.38%	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	78.5	80.8	3.65%	3.65%	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	77.2	83.7	3.80%	3.80%	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%	5.11%	5.11%
Revolving credit facility due in 2020	160.0	135.3	3.86%	N/A	3.87%	N/A
Long-term debt	2,243.5	2,234.5
Less current maturities	175.5	162.8
Less unamortized discounts, net	44.2	47.7
Total	$2,023.8	$2,024.0

The Company's debt financings are collateralized by first priority security interest in the individual aircraft being financed with the exception of the Company's revolving credit facility secured by the Company's rights under the purchase agreement with Airbus related to certain A320neo aircraft. During the three and six months ended June 30, 2019, the Company made scheduled principal payments of $47.9 million and $85.8 million, respectively, on its outstanding debt obligations. During the three and six months ended June 30, 2018, the Company made scheduled principal payments of $42.0 million and $60.6 million, respectively, on its outstanding debt obligations.
At June 30, 2019, long-term debt principal payments for the next five years and thereafter are as follows:

June 30, 2019
(in millions)
Remainder of 2019	$89.4
2020	216.1
2021	285.8
2022	164.3
2023	303.1
2024 and beyond	1,184.8
Total debt principal payments	$2,243.5

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Fixed-rate senior term loans	$3,878	$4,257	$7,823	$8,573
Fixed-rate junior term loans	489	636	1,012	1,303
Fixed-rate term loans	6,432	4,881	12,634	9,792
Class A 2015-1 EETC	3,709	4,015	7,547	8,157
Class B 2015-1 EETC	841	930	1,721	1,942
Class C 2015-1 EETC	1,280	789	2,615	789
Class AA 2017-1 EETC	1,997	1,576	3,986	2,257
Class A 2017-1 EETC	720	568	1,437	814
Class B 2017-1 EETC	737	654	1,491	936
Class C 2017-1 EETC	1,092	466	2,171	466
Revolving credit facility	1,559	—	2,973	—
Amortization of deferred financing costs	2,177	1,655	4,369	3,146
Commitment and other fees	46	53	119	133
Finance leases	309	18	339	39
Total	$25,266	$20,498	$50,237	$38,347

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
Overview

Spirit Airlines, headquartered in Miramar, Florida, offers affordable travel to value-conscious customers. Our all-Airbus fleet is one of the youngest and most fuel efficient in the United States. We currently operate more than 600 daily flights to 76 destinations in 16 countries including the United States and throughout Latin America and the Caribbean. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and six month periods ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Percent Change
	2019	2018
Operating Statistics (unaudited) (A):
Average aircraft	134.5	118.7	13.3%
Aircraft at end of period	135	119	13.4%
Average daily aircraft utilization (hours)	12.8	12.6	1.6%
Average stage length (miles)	1,004	1,051	(4.5)%
Block hours	157,182	136,357	15.3%
Departures	58,517	49,404	18.4%
Passenger flight segments (PFSs) (thousands)	8,953	7,554	18.5%
Revenue passenger miles (RPMs) (thousands)	9,157,488	7,961,128	15.0%
Available seat miles (ASMs) (thousands)	10,775,878	9,515,842	13.2%
Load factor (%)	85.0%	83.7%	1.3 pts
Fare revenue per passenger flight segment ($)	57.60	58.19	(1.0)%
Non-ticket revenue per passenger flight segment ($)	55.54	54.57	1.8%
Total revenue per passenger flight segment ($)	113.14	112.76	0.3%
Average yield (cents)	11.06	10.70	3.4%
TRASM (cents)	9.40	8.95	5.0%
CASM (cents)	7.88	7.81	0.9%
Adjusted CASM (cents)	7.86	7.76	1.3%
Adjusted CASM ex-fuel (cents)	5.41	5.17	4.6%
Fuel gallons consumed (thousands)	122,447	106,144	15.4%
Average economic fuel cost per gallon ($)	2.16	2.32	(6.9)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2019	2018
Operating Statistics (unaudited) (A):
Average aircraft	132.6	116.4	13.9%
Aircraft at end of period	135	119	13.4%
Average daily aircraft utilization (hours)	12.5	12.3	1.6%
Average stage length (miles)	1,016	1,038	(2.1)%
Block hours	300,612	259,310	15.9%
Departures	110,692	94,386	17.3%
Passenger flight segments (PFSs) (thousands)	16,773	14,092	19.0%
Revenue passenger miles (RPMs) (thousands)	17,290,518	14,774,647	17.0%
Available seat miles (ASMs) (thousands)	20,604,922	17,924,606	15.0%
Load factor (%)	83.9%	82.4%	1.5 pt
Fare revenue per passenger flight segment ($)	55.57	55.51	0.1%
Non-ticket revenue per passenger flight segment ($)	55.85	54.90	1.7%
Total revenue per passenger flight segment ($)	111.42	110.41	0.9%
Average yield (cents)	10.81	10.53	2.7%
TRASM (cents)	9.07	8.68	4.5%
CASM (cents)	7.85	8.29	(5.3)%
Adjusted CASM (cents)	7.83	7.76	0.9%
Adjusted CASM ex-fuel (cents)	5.43	5.25	3.4%
Fuel gallons consumed (thousands)	232,275	201,147	15.5%
Average economic fuel cost per gallon ($)	2.13	2.24	(4.9)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the second quarter of 2019, we achieved a 16.2% operating margin, an increase of 3.5 percentage points compared to the prior year period. We generated pre-tax income of $148.6 million and net income of $114.5 million on operating revenues of $1,013.0 million. For the second quarter of 2018, we generated pre-tax income of $15.1 million and net income of $11.3 million on operating revenues of $851.8 million.
Our adjusted CASM ex-fuel for the second quarter of 2019 was 5.41 cents, a 4.6% increase year over year. The increase on a per-ASM basis was primarily due to an increase in other operating expense due to higher passenger reaccommodation expense, period over period.
As of June 30, 2019, we had 135 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 62 A320s, 30 A321s, and 12 A320neos. With the scheduled delivery of 8 aircraft during the remainder of 2019, we expect to end 2019 with 143 aircraft in our fleet.
Since the delivery of our initial five A320neo aircraft in the fourth quarter of 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, which has resulted in diminished service availability of such aircraft. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions.

Comparison of three months ended June 30, 2019 to three months ended June 30, 2018

Operating Revenues
Operating revenues increased $161.2 million, or 18.9%, to $1,013.0 million for the second quarter of 2019, as compared to the second quarter of 2018, primarily due to an increase in traffic of 15.0%, an increase in average yield of 3.4% and a load factor increase of 130 basis points.
Total revenue per available seat mile ("TRASM") for the second quarter of 2019 was 9.40 cents, an increase of 5.0%, as compared to the second quarter of 2018. This increase was due to a higher average yield and higher load factor, year over year. The increase in average yield was driven by our continued revenue management initiatives and a strong demand environment.
Total revenue per passenger flight segment increased 0.3%, year over year. Fare revenue per passenger flight segment decreased 1.0% and non-ticket revenue per passenger flight segment increased 1.8%. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag revenue, seat revenue and fee revenue per passenger flight segment, as compared to the prior year period.
Operating Expenses
Operating expenses increased $105.8 million, or 14.2%, to $849.0 million for the second quarter of 2019 compared to $743.3 million for the second quarter of 2018, primarily due to an increase in operations as reflected by a 13.2% capacity growth and a 15.0% increase in traffic.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. From time to time, we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. We had no activity related to fuel derivative instruments during the six months ended June 30, 2019 and 2018. Historically, management has chosen not to elect hedge accounting on any fuel derivative instruments and, as a result, changes in the fair value of fuel derivative contracts have been recorded each period in aircraft fuel expense.
Aircraft fuel expense increased by $18.8 million, or 7.6%, from $246.2 million in the second quarter of 2018 to $265.0 million in the second quarter of 2019. This higher fuel expense, year over year, was due to a 15.4% increase in fuel gallons consumed, partially offset by a 6.9% decrease in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	122,447	106,144	15.4%
Into-plane fuel cost per gallon	$2.16	$2.32	(6.9)%
Into-plane fuel expense	$265,006	$246,180	7.6%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statements of operations)	$265,006	$246,180	7.6%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 6.9% was primarily a result of a decrease in jet fuel prices.

We track economic fuel expense, which we believe is the best measure of the effect fuel prices are currently having on our business, because it most closely approximates the net cash outflow associated with purchasing fuel used for our operations during the period. We define economic fuel expense as into-plane fuel expense and realized gains or losses on fuel derivative contracts. The key difference between aircraft fuel expense as recorded in our condensed statements of operations and economic fuel expense is unrealized mark-to-market changes in the value of aircraft fuel derivatives outstanding. Many industry analysts evaluate airline results using economic fuel expense and it is used in our internal management reporting.

The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$265,006	$246,180	7.6%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$265,006	$246,180	7.6%
Fuel gallons consumed	122,447	106,144	15.4%
Economic fuel cost per gallon	$2.16	$2.32	(6.9)%

During the three months ended June 30, 2019 and 2018, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2019 and 2018, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended June 30,
	2019	2018			2019	2018
	(in thousands)				(in cents)
Aircraft fuel	$265,006	$246,180	$18,826	7.6%	2.46	2.59	(0.13)	(5.0)%
Salaries, wages, and benefits	216,375	187,756	28,619	15.2%	2.01	1.97	0.04	2.0%
Landing fees and other rents	64,711	58,602	6,109	10.4%	0.60	0.62	(0.02)	(3.2)%
Aircraft rent	46,522	41,745	4,777	11.4%	0.43	0.44	(0.01)	(2.3)%
Depreciation and amortization	54,913	45,618	9,295	20.4%	0.51	0.48	0.03	6.3%
Distribution	40,602	34,997	5,605	16.0%	0.38	0.37	0.01	2.7%
Maintenance, materials and repairs	34,688	31,653	3,035	9.6%	0.32	0.33	(0.01)	(3.0)%
Special charges	—	174	(174)	NM	—	—	—	NM
Loss on disposal of assets	1,550	4,644	(3,094)	NM	0.01	0.05	(0.04)	NM
Other operating	124,651	91,881	32,770	35.7%	1.16	0.97	0.19	19.6%
Total operating expenses	$849,018	$743,250	$105,768	14.2%	7.88	7.81	0.07	0.9%
Adjusted CASM (1)					7.86	7.76	0.10	1.3%
Adjusted CASM ex-fuel (2)					5.41	5.17	0.24	4.6%

(1)	Reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2019		2018
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.88		7.81
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	1.6	0.01	4.6	0.05
Special charges	—	—	0.2	—
Adjusted CASM (cents)		7.86		7.76

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges.

Our adjusted CASM ex-fuel for the second quarter of 2019 was up 4.6% as compared to the second quarter of 2018. The increase on a per-ASM basis was primarily due to an increase in other operating expense due to higher passenger reaccommodation expense, period over period.
Labor costs for the second quarter of 2019 increased $28.6 million, or 15.2%, as compared to the second quarter of 2018. The increase was primarily driven by an 11.2% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 16 additional aircraft, since the second quarter of 2018. On both a dollar and per-ASM basis, labor costs increased due to the rate increase our pilots received in connection with the new collective bargaining agreement that became effective on March 1, 2018. This increase was partially offset by lower bonus expense, as compared to the prior year period, due to lower metric performance, period over period.
Landing fees and other rents for the second quarter of 2019 increased $6.1 million, or 10.4%, as compared to the second quarter of 2018, primarily due to an 18.4% increase in departures. The increase in departures was partially offset by a decrease in average landing fee rates based on the mix of airports where we flew as well as a decrease in gate charges and an increase in signatory adjustments, as compared to the prior year period. On a per-ASM basis, landing fees and other rents decreased, period over period, primarily due to a decrease in average landing fee rates based on the mix of airports where we flew, as compared to the prior year period.
Aircraft rent expense for the second quarter of 2019 increased by $4.8 million, or 11.4%, as compared to the second quarter of 2018. This increase in aircraft rent expense was primarily driven by an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2018, we have acquired seven new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of one aircraft off lease during the second quarter of 2019 and the modification of four aircraft leases from operating to finance leases in June 2019. For additional information on these four aircraft, please refer to "Notes to Condensed Financial Statements - 9. Leases." On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of nine new purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Depreciation and amortization for the second quarter of 2019 increased by $9.3 million, or 20.4%, as compared to the prior year period. The increase in depreciation expense was primarily driven by the purchase of 9 new aircraft and the purchase of 1 previously leased aircraft made since the second quarter of 2018.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $14.8 million and $9.7 million for the second quarters of 2019 and 2018, respectively. The increase in amortization of heavy maintenance was primarily due to the timing of maintenance events, as compared to the prior year period. This increase in heavy maintenance amortization was the driver of the per-ASM increase in depreciation and amortization expense, period over period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed statements of operations, our maintenance, materials and repairs expense would have been $49.4 million and $41.4 million for the second quarter of 2019 and 2018, respectively.
Distribution costs increased by $5.6 million, or 16.0%, in the second quarter of 2019 as compared to the second quarter of 2018. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs increased slightly as credit card fee rates were higher, as compared to the prior year period.
Maintenance, materials and repairs expense for the second quarter of 2019 increased by $3.0 million, or 9.6%, as compared to the second quarter of 2018. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-ASM basis, maintenance costs decreased primarily due to a decrease in consumables and expendables, as compared to the prior year period. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Other operating expense for the second quarter of 2019 increased by $32.8 million, or 35.7%, as compared to the second quarter of 2018 primarily due to an increase in overall operations and an increase in passenger reaccommodation expense. As compared to the prior year period, we increased departures by 18.4% and had 18.5% more passenger flight segments, which drove increases in variable operating expenses. In addition, we had higher passenger reaccommodation expense, period over period, due to multiple storm-related flight disruptions during the second quarter of 2019. On a per-ASM basis, this higher passenger reaccommodation expense was the main driver of the increase in other operating expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2019 and 2018 primarily represents interest related to the financing of purchased aircraft. As of June 30, 2019 and 2018, we had 62 and 53 aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—12. Debt and Other Obligations" for further discussion.

Our interest income for the three months ended June 30, 2019 represents interest income earned on cash, cash equivalents and short-term investments. Interest income for the three months ended June 30, 2018 primarily represents interest income earned on cash, cash equivalents, short-term investments and funds required to be held in escrow in accordance with the terms of our EETC.

We had no special charges, non-operating for the three months ended June 30, 2019. Our special charges, non-operating for the three months ended June 30, 2018, represents interest related to the aircraft purchase agreement to acquire 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to finance leases. Please see "Notes to Condensed Financial Statements—4. Special Charges" for further discussion.

Income Taxes
Our effective tax rate for the second quarter of 2019 was 22.9% compared to 25.7% for the second quarter of 2018. The decrease in tax rate is attributed primarily to an increase in discrete tax benefits related to equity compensation and a reduction in our state effective rate. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of six months ended June 30, 2019 to six months ended June 30, 2018
Operating Revenues
Operating revenues increased $312.8 million, or 20.1%, to $1,868.8 million for the six months ended June 30, 2019, compared to the prior year period, due primarily to an increase in traffic of 17.0%, an increase in average yield of 2.7% and a load factor increase of 150 basis points.
TRASM for the six months ended June 30, 2019 was 9.07 cents, an increase of 4.5% compared to the same period of 2018. This increase was primarily driven by a higher average yield and higher load factor, year over year.
Total revenue per passenger flight segment increased from $110.41 for the six months ended June 30, 2018 to $111.42 for the six months ended June 30, 2019. Our fare revenue per passenger flight segment slightly increased from $55.51 to $55.57, or 0.1%, as compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $54.90 to $55.85, or 1.7%, as compared to the prior year period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher bag revenue, seat revenue and fee revenue per passenger flight segment, as compared to the prior year.

Operating Expenses
Operating expenses increased for the six months ended June 30, 2019 by $130.8 million, or 8.8%, as compared to the same period for 2018 primarily due to a 15.0% capacity growth and a 17.0% increase in traffic. This increase was partially offset by a decrease of $89.3 million in special charges, year over year.

The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	232,275	201,147	15.5%
Into-plane fuel cost per gallon	$2.13	$2.24	(4.9)%
Into-plane fuel expense	$494,642	$450,826	9.7%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statements of operations)	$494,642	$450,826	9.7%
The elements of the changes in economic fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$494,642	$450,826	9.7%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$494,642	$450,826	9.7%
Fuel gallons consumed	232,275	201,147	15.5%
Economic fuel cost per gallon	$2.13	$2.24	(4.9)%
During the six months ended June 30, 2019 and 2018, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2019 and 2018, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Six Months Ended June 30,
	2019	2018			2019	2018
	(in thousands)				(in cents)
Aircraft fuel	$494,642	$450,826	$43,816	9.7%	2.40	2.52	(0.12)	(4.8)%
Salaries, wages, and benefits	420,276	342,852	77,424	22.6%	2.04	1.91	0.13	6.8%
Landing fees and other rents	124,360	108,232	16,128	14.9%	0.60	0.60	—	—%
Aircraft rent	92,304	91,936	368	0.4%	0.45	0.51	(0.06)	(11.8)%
Depreciation and amortization	105,639	84,991	20,648	24.3%	0.51	0.47	0.04	8.5%
Distribution	76,321	65,628	10,693	16.3%	0.37	0.37	—	—%
Maintenance, materials and repairs	66,292	61,363	4,929	8.0%	0.32	0.34	(0.02)	(5.9)%
Special charges	—	89,342	(89,342)	NM	—	0.50	(0.50)	NM
Loss on disposal of assets	3,463	5,492	(2,029)	NM	0.02	0.03	(0.01)	NM
Other operating	233,713	185,523	48,190	26.0%	1.13	1.04	0.09	8.7%
Total operating expenses	$1,617,010	$1,486,185	$130,825	8.8%	7.85	8.29	(0.44)	(5.3)%
Adjusted CASM (1)					7.83	7.76	0.07	0.9%
Adjusted CASM ex-fuel (2)					5.43	5.25	0.18	3.4%

(1)	Reconciliation of CASM to Adjusted CASM:

	Six Months Ended June 30,
	2019		2018
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.85		8.29
Unrealized losses (gains) related to fuel derivative contracts, net	$—	—	$—	—
Loss on disposal of assets	3.5	0.02	5.5	0.03
Special charges	—	—	89.3	0.50
Adjusted CASM (cents)		7.83		7.76

(2)	Excludes aircraft fuel expense, loss on disposal of assets and special charges.
Our adjusted CASM ex-fuel for the six months ended June 30, 2019 increased by 3.4% as compared to the same period in 2018. The increase on a per-ASM basis was primarily due to increases in salaries, wages, and benefits expense and other operating expense, partially offset by a decrease in aircraft rent expense, period over period.
Labor costs for the six months ended June 30, 2019 increased $77.4 million, or 22.6%, as compared to the same period in 2018. The increase was primarily driven by an 11.6% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 16 additional aircraft since the end of the second quarter of 2018. On both a dollar and per-ASM basis, labor costs increased due to the rate increase our pilots received in connection with the new collective bargaining agreement that became effective on March 1, 2018.
Landing fees and other rents for the six months ended June 30, 2019 increased $16.1 million, or 14.9%, as compared to the same period in 2018 primarily due to a 17.3% increase in departures. The increase in departures was partially offset by an increase in signatory adjustments and a decrease in gate charges, as compared to the prior year period. On a per-ASM basis, landing fees remained stable period over period.
Aircraft rent expense for the six months ended June 30, 2019 increased by $0.4 million, or 0.4%, as compared to the same period in 2018. This slight increase in aircraft rent expense was primarily driven by an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2018, we have acquired seven new aircraft financed under operating leases. The increases generated by the new leased aircraft were almost fully offset by the purchase of 14 aircraft off lease during the second quarter of 2018, the purchase of 1 aircraft off lease during the second quarter of 2019 and the modification of 4 aircraft leases from operating to finance leases in June 2019. For additional information on these four aircraft, please refer to "Notes to Condensed Financial Statements - 9. Leases." On a per-ASM basis, aircraft rent expense decreased primarily due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of nine new aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Depreciation and amortization increased by $20.6 million, or 24.3%, as compared to the prior year period. The increase in depreciation expense on both a dollar and per-ASM basis was primarily driven by the purchase of 9 new aircraft, the purchase of 14 previously leased aircraft made during the second quarter of 2018 and the purchase of 1 previously leased aircraft made during the second quarter of 2019.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $27.8 million and $21.4 million for the six months ended June 30, 2019 and 2018, respectively. The increase in amortization of heavy maintenance was primarily due to the timing of maintenance events, as compared to the prior year period. This increase in heavy maintenance amortization was the driver of the per-ASM increase in amortization expense, period over period. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed statements of operations, our maintenance, materials and repairs expense would have been $94.1 million and $82.7 million for the six months ended June 30, 2019 and 2018, respectively.

Distribution costs increased by $10.7 million, or 16.3%, for the six months ended June 30, 2019 as compared to the same period in 2018. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs remained stable, as compared to the prior period.
Maintenance, materials and repairs expense for the six months ended June 30, 2019 increased by $4.9 million, or 8.0%, as compared to the prior year period. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-ASM basis, maintenance costs decreased year over year primarily due to fewer aircraft paint events and a decrease in consumables and expendables, as compared to the prior year period. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
We had no special charges for the six months ended June 30, 2019. Special charges for the six months ended June 30, 2018 primarily consisted of $89.2 million recognized in connection with the new collective bargaining agreement with our pilots that became effective on March 1, 2018. The total amount includes a one-time ratification incentive of $80.7 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. For additional information, please refer to "Notes to Condensed Financial Statements - 4. Special Charges."
Other operating expense for the six months ended June 30, 2019 increased by $48.2 million, or 26.0%, as compared to the prior period, primarily due to an increase in overall operations. As compared to the prior year period, we increased departures by 17.3% and had 19.0% more passenger flight segments, which drove increases in variable operating expenses. In addition, we had higher passenger reaccommodation expense, period over period, due to multiple storm-related flight disruptions during the second quarter of 2019. On a per-ASM basis, this higher passenger reaccommodation expense was the main driver of the increase in other operating expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2019 and 2018 primarily represents interest related to the financing of purchased aircraft. As of June 30, 2019 and 2018, the Company had 62 and 53 aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—12. Debt and Other Obligations" for further discussion.
Our interest income for the six months ended June 30, 2019 represents interest income earned on cash, cash equivalents, and short-term investments. Interest income for the six months ended June 30, 2018 primarily represents interest income earned on cash, cash equivalents, short-term investments and on funds required to be held in escrow in accordance with the terms of our EETC.

We had no special charges, non-operating for the six months ended June 30, 2019. Our special charges, non-operating for the six months ended June 30, 2018, represents interest related to the aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to finance leases. Please see "Notes to Condensed Financial Statements—4. Special Charges" for further discussion.

Income Taxes
Our effective tax rate for the six months ended June 30, 2019 was 22.7% compared to 24.4% for the six months ended June 30, 2018. The decrease in tax rate is attributed primarily to an increase in discrete tax benefits related to equity compensation and a reduction in our state effective rate. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt and lease obligations and maintenance reserves. Our total cash at June 30, 2019 was $1,110.8 million, an increase of $106.1 million from December 31, 2018. In addition to cash and cash equivalents, as of June 30, 2019, we had $104.2 million in short-term investment securities.
Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale-leaseback transactions. During the six months ended June 30, 2019, we purchased 2 aircraft through debt financing transactions and made $131.6 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year matures in 2031. In addition, during the six months ended June 30, 2019, we purchased two new engines for $17.9 million and one aircraft and one engine off lease for $25.8 million. Upon the purchase off lease, the assets previously recorded in our operating lease right-of-

use asset (in accordance with the adoption of Topic 842) were recorded within flight equipment on our condensed balance sheets. For additional information regarding our adoption of Topic 842, refer to "Notes to Condensed Financial Statements - 9. Leases."
Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the six months ended June 30, 2019, we paid $75.8 million in PDPs, net of refunds, and $4.9 million of capitalized interest for future deliveries of aircraft and spare engines. As of June 30, 2019, we had $289.9 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed balance sheets.
During the fourth quarter of 2018, we entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of our rights under our purchase agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between August 2019 and December 2021. The final maturity of the facility is December 30, 2020. As of June 30, 2019, we had drawn $160.0 million on the facility.
As of June 30, 2019, we have secured sale-leaseback financing commitments for six aircraft, being delivered in the remainder of 2019 and do not have financing commitments in place for the remaining 37 Airbus firm aircraft orders, scheduled for delivery between the remainder of 2019 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the leased aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the six months ended June 30, 2019, we recorded a decrease of $6.2 million in maintenance reserves, including reimbursements, and as of June 30, 2019, we had $209.1 million ($124.6 million in aircraft maintenance deposits and $84.5 million in long-term aircraft maintenance deposits) on our condensed balance sheet.
Net Cash Flows Provided By Operating Activities. Operating activities in the six months ended June 30, 2019 provided $341.0 million in cash compared to $251.0 million provided in the six months ended June 30, 2018. The increase is primarily due to an $89.3 million decrease in special charges within operating income, as compared to the prior year period. Special charges recorded in the six months ended June 30, 2018 relate to the one-time ratification incentive associated with the new collective bargaining agreement with our pilots that became effective on March 1, 2018. For additional information, refer to "Notes to Condensed Financial Statements - 4. Special Charges." This increase was partially offset by a decrease in other liabilities, year over year.
Net Cash Flows Used In Investing Activities. In the six months ended June 30, 2019, investing activities used $238.5 million, compared to $410.8 million used in the prior year period. The decrease was mainly driven by fewer purchases of property and equipment, year over year.
Net Cash Flows Provided By Financing Activities. During the six months ended June 30, 2019, financing activities provided $3.5 million in cash compared to $171.4 million provided in the six months ended June 30, 2018. We received $94.7 million in connection with the revolving credit facility and the debt financing related to two aircraft delivered during the six months ended June 30, 2019. We paid $85.8 million in debt principal obligations related to the financing of our aircraft. In addition, we paid $5.2 million to repurchase common stock necessary to satisfy tax withholding requirements from employees who received restricted stock and performance share units.

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers. As of June 30, 2019, our firm aircraft orders consisted of the following:

Airbus
A320neo
Remainder of 2019	8
2020	17
2021	18
43

As of June 30, 2019, we have no contractual aircraft purchase commitments beyond 2021.We also have a spare engine order for one V2500 SelectTwo engine with IAE and six spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2020 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $388.5 million for the 2019, $858.0 million in 2020, $776.1 million in 2021, $17.6 million in 2022, $8.3 million in 2023 and $0.0 million in 2024 and beyond. As of June 30, 2019, we have secured sale-leaseback financing commitments for six aircraft, being delivered in the remainder of 2019. As of June 30, 2019, we do not have financing commitments in place for the remaining 37 Airbus aircraft on firm order, which are scheduled for delivery in the remainder of 2019 through 2021.
We have significant obligations for aircraft and spare engines as 46 of our 135 aircraft and 11 of our 22 spare engines are financed under operating leases. These leases expire between 2019 and 2034. During the first quarter of 2019, we adopted Topic 842 using the modified retrospective approach with an effective date of January 1, 2019. As such, prior year financial statements were not recast under the new lease standard. With the new lease standard, operating leases with terms greater than 12 months are included within operating lease right-of-use assets with the corresponding liabilities included within current maturities of operating leases and operating leases, less current maturities on our condensed balance sheets. Leases with a term of 12 months or less are not recorded on our condensed balance sheets. Accounting for finance leases is substantially unchanged under Topic 842. Please see "Notes to Condensed Financial Statements—9. Leases" for further discussion on the adoption of Topic 842.
Aircraft rent payments were $48.5 million and $52.5 million for the three months ended June 30, 2019 and 2018, respectively, and $96.0 million and $109.1 million for the six months ended June 30, 2019 and 2018, respectively. Our aircraft lease payments for 49 of our aircraft are fixed-rate obligations. One of our leases provides for variable rent payments, which fluctuate based on changes in LIBOR.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2019 and the periods in which payments are due (in millions):

	Remainder of 2019	2020 - 2021	2022 - 2023	2024 and beyond	Total
Long-term debt (1)	$89	$502	$467	$1,185	$2,243
Interest commitments (2)	43	150	118	158	469
Finance and operating lease obligations	185	350	331	598	1,464
Flight equipment purchase obligations	389	1,634	26	—	2,049
Other (3)	7	32	27	60	126
Total future payments on contractual obligations	$713	$2,668	$969	$2,001	$6,351

(1) Includes principal only associated with senior and junior term loans, fixed-rate loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, and our revolving credit facility. Refer to "Notes to the Financial Statements - 12. Debt and Other Obligations."
(2) Related to senior and junior term loans, fixed-rate loans, and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs. Includes interest accrued as of June 30, 2019 related to our variable-rate revolving credit facility.
(3) Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to "Notes to the Financial Statements - 10. Commitments and Contingencies."
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $1.4 million for the remainder of 2019, $2.6 million in 2020, $2.6 million in 2021, $2.7 million in 2022, $2.5 million in 2023, and $0.5 million in 2024 and beyond. Our lease agreements generally provide that maintenance reserves are reimbursable to us upon completion of the maintenance event. Some of our master lease agreements do not require that we pay maintenance reserves so long as our cash balance does not fall below a certain level. As of June 30, 2019, we are in full compliance with those requirements and do not anticipate having to pay reserves related to these master leases in the future.

Off-Balance Sheet Arrangements
As of June 30, 2019, we had lines of credit related to corporate credit cards of $33.6 million from which we had drawn $1.2 million.
As of June 30, 2019, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of June 30, 2019, we had drawn $23.8 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2019, we did not hold any derivatives.
As of June 30, 2019, we have $10.9 million in uncollateralized surety bonds and a $35.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $21.4 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding unrealized gains or losses related to fuel derivative contracts, out-of-period fuel federal excise tax, loss on disposal of assets, special charges and supplemental rent adjustment for liabilities accrued in prior years that are no longer probable, divided by ASMs.
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
“Average economic fuel cost per gallon” means total aircraft fuel expense, excluding unrealized gains or losses related to fuel derivative contracts and out-of-period fuel federal excise tax, divided by the total number of fuel gallons consumed.
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

"EETC" means enhanced equipment trust certificate.

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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2019 and 2018 represented approximately 30.6% and 30.3% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $98 million. As of June 30, 2019 and December 31, 2018, we did not have any outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $104.2 million and $102.8 million, as of June 30, 2019 and December 31, 2018, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of June 30, 2019, we had $2,083.5 million outstanding in fixed-rate debt related to the purchase of 32 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $2,162.0 million. As of December 31, 2018, we had $2,099.2 million outstanding in fixed-rate debt related to the purchase of 30 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,034.2 million.
Variable-Rate Debt. As of June 30, 2019, we had $160.0 million outstanding in variable-rate long-term debt, which had a fair value of $160.0 million. As of December 31, 2018, we had $135.3 million outstanding in variable-rate debt, which had a fair value of $135.3 million. During the six months ended June 30, 2019, a hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $0.8 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the second quarter of 2019. All stock repurchases during this period were made from employees who received restricted stock units. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1-30, 2019	11	$56.22	—	$—
May 1-31, 2019	262	$47.33	—	$—
June 1-30, 2019	244	$48.93	—	$—
Total	517	$48.27	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

Date: July 24, 2019	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer