Form 10-Q
period 2019-09-30
Spirit Airlines, Inc.
filed 2019-10-23
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 17, 2019:

Class	Number of Shares
Common Stock, $0.0001 par value	68,448,433

Table of Contents

PART I. Financial Information

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating revenues:
Passenger	$973,353	$887,956	$2,805,848	$2,413,447
Other	18,615	16,374	54,872	46,792
Total operating revenues	991,968	904,330	2,860,720	2,460,239

Operating expenses:
Aircraft fuel	253,847	258,818	748,489	709,644
Salaries, wages and benefits	224,069	185,043	644,345	527,895
Landing fees and other rents	69,142	54,542	193,502	162,774
Aircraft rent	40,026	42,682	132,330	134,618
Depreciation and amortization	57,712	43,773	163,351	128,764
Distribution	39,160	37,868	115,481	103,496
Maintenance, materials and repairs	36,152	37,778	102,444	99,141
Special charges (credits)	—	(686)	—	88,656
Loss on disposal of assets	13,410	1,069	16,873	6,561
Other operating	133,769	98,318	367,482	283,841
Total operating expenses	867,287	759,205	2,484,297	2,245,390

Operating income	124,681	145,125	376,423	214,849

Other (income) expense:
Interest expense	25,138	21,925	75,375	60,272
Capitalized interest	(3,400)	(2,657)	(8,932)	(7,205)
Interest income	(6,292)	(4,776)	(20,282)	(13,272)
Other expense	222	302	599	623
Special charges, non-operating	—	1,744	—	90,357
Total other (income) expense	15,668	16,538	46,760	130,775

Income before income taxes	109,013	128,587	329,663	84,074
Provision for income taxes	25,549	31,107	75,622	20,262

Net income	$83,464	$97,480	$254,041	$63,812
Basic earnings per share	$1.22	$1.43	$3.71	$0.94
Diluted earnings per share	$1.22	$1.42	$3.71	$0.93
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$83,464	$97,480	$254,041	$63,812
Unrealized gain (loss) on short-term investment securities, net of deferred taxes of ($20), ($5), $47, and $21	(68)	(7)	161	70
Interest rate derivative loss reclassified into earnings, net of taxes of $17, $27, $63, and $66	57	52	157	172
Other comprehensive income (loss)	$(11)	$45	$318	$242
Comprehensive income	$83,453	$97,525	$254,359	$64,054

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$935,678	$1,004,733
Short-term investment securities	104,792	102,789
Accounts receivable, net	71,372	47,660
Aircraft maintenance deposits, net	132,842	106,901
Income tax receivable	21,693	—
Prepaid expenses and other current assets	136,905	83,383
Total current assets	1,403,282	1,345,466

Property and equipment:
Flight equipment	3,549,087	3,257,215
Ground property and equipment	234,740	191,661
Less accumulated depreciation	(450,195)	(332,864)
	3,333,632	3,116,012
Operating lease right-of-use assets	1,059,766	—
Pre-delivery deposits on flight equipment	330,951	236,775
Long-term aircraft maintenance deposits	79,361	138,738
Deferred heavy maintenance, net	328,109	249,010
Other long-term assets	40,113	79,456
Total assets	$6,575,214	$5,165,457

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$41,915	$39,320
Air traffic liability	361,218	291,981
Current maturities of long-term debt and finance leases	194,582	163,557
Current maturities of operating leases	117,376	—
Other current liabilities	337,685	339,677
Total current liabilities	1,052,776	834,535

Long-term debt and finance leases, less current maturities	1,968,901	2,024,774
Operating leases, less current maturities	915,977	—
Deferred income taxes	446,940	355,141
Deferred gains and other long-term liabilities	10,533	22,503
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	379,354	371,225
Treasury stock, at cost	(72,372)	(67,016)
Retained earnings	1,873,973	1,625,481
Accumulated other comprehensive income (loss)	(875)	(1,193)
Total shareholders’ equity	2,180,087	1,928,504
Total liabilities and shareholders’ equity	$6,575,214	$5,165,457
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income	$254,041	$63,812
Adjustments to reconcile net income to net cash provided by operations:
Losses reclassified from other comprehensive income	220	238
Share-based compensation	8,128	8,293
Allowance for doubtful accounts (recoveries)	—	(12)
Amortization of debt issuance costs	6,540	6,508
Depreciation and amortization	163,351	128,764
Deferred income tax expense	91,688	21,243
Loss on disposal of assets	16,873	6,561
Special charges, non-operating	—	90,357
Changes in operating assets and liabilities:
Accounts receivable, net	(23,712)	(14,191)
Aircraft maintenance deposits, net	(14,955)	10,543
Prepaid income taxes	1,431	—
Other assets	(24,474)	(5,760)
Deferred heavy maintenance, net	(123,299)	(121,643)
Income tax receivable	(21,693)	(8,662)
Accounts payable	883	38,771
Air traffic liability	69,237	59,916
Other liabilities	(45,169)	23,896
Other	(693)	(136)
Net cash provided by operating activities	358,397	308,498
Investing activities:
Purchase of available-for-sale investment securities	(93,557)	(100,228)
Proceeds from the maturity of available-for-sale investment securities	92,395	99,134
Proceeds from sale of property and equipment	—	9,500
Pre-delivery deposits on flight equipment, net of refunds	(169,200)	(132,297)
Capitalized interest	(7,707)	(6,116)
Assets under construction for others	(7,591)	—
Purchase of property and equipment	(114,396)	(420,586)
Net cash used in investing activities	(300,056)	(550,593)
Financing activities:
Proceeds from issuance of long-term debt	94,706	518,171
Proceeds from stock options exercised	1	5
Payments on debt obligations	(125,914)	(93,225)
Payments on finance lease obligations	(95,608)	(205,566)
Reimbursement for assets under construction for others	5,389	—
Repurchase of common stock	(5,356)	(1,145)
Debt issuance costs	(614)	(3,284)
Net cash (used in) provided by financing activities	(127,396)	214,956
Net decrease in cash and cash equivalents	(69,055)	(27,139)
Cash and cash equivalents at beginning of period	1,004,733	800,849
Cash and cash equivalents at end of period	$935,678	$773,710
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$59,840	$35,977
Income taxes paid, net of refunds	$8,288	$3,366
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$141,019	$—
Financing cash flows for finance leases	$641	$—
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$96,371	$144,106
Capital expenditures funded by operating lease borrowings	$189,487	$—
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Shareholders’ Equity
(unaudited, in thousands)

	Three and Nine Months Ended September 30, 2018
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$7	$360,153	$(65,854)	$1,469,732	$(1,464)	$1,762,574
Share-based compensation	—	3,075	—	—	—	3,075
Repurchase of common stock	—	—	(959)	—	—	(959)
Proceeds from options exercised	—	2	—	—	—	2
Changes in comprehensive income	—	—	—	—	35	35
Net loss	—	—	—	(44,922)	—	(44,922)
Balance at March 31, 2018	$7	$363,230	$(66,813)	$1,424,810	$(1,429)	$1,719,805
Share-based compensation	—	2,306	—	—	—	2,306
Repurchase of common stock	—	—	(27)	—	—	(27)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	162	162
Net income	—	—	—	11,254	—	11,254
Balance at June 30, 2018	$7	$365,536	$(66,840)	$1,436,064	$(1,267)	$1,733,500
Share-based compensation	—	2,912	—	—	—	2,912
Repurchase of common stock	—	—	(159)	—	—	(159)
Proceeds from options exercised	—	4	—	—	—	4
Changes in comprehensive income	—	—	—	—	45	45
Net income	—	—	—	97,480	—	97,480
Balance at September 30, 2018	$7	$368,452	$(66,999)	$1,533,544	$(1,222)	$1,833,782

	Three and Nine Months Ended September 30, 2019
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$7	$371,225	$(67,016)	$1,625,481	$(1,193)	$1,928,504
Effect of ASU No. 2016-02 implementation (refer to Note 2)	—	—	—	(5,549)	—	(5,549)
Share-based compensation	—	3,671	—	—	—	3,671
Repurchase of common stock	—	—	(5,223)	—	—	(5,223)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	177	177
Net income	—	—	—	56,076	—	56,076
Balance at March 31, 2019	$7	$374,896	$(72,239)	$1,676,008	$(1,016)	$1,977,656
Share-based compensation	—	2,742	—	—	—	2,742
Repurchase of common stock	—	—	(25)	—	—	(25)
Proceeds from options exercised	—	1	—	—	—	1
Changes in comprehensive income	—	—	—	—	152	152
Net income	—	—	—	114,501	—	114,501
Balance at June 30, 2019	$7	$377,639	$(72,264)	$1,790,509	$(864)	$2,095,027
Share-based compensation	—	1,715	—	—	—	1,715
Repurchase of common stock	—	—	(108)	—	—	(108)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	(11)	(11)
Net income	—	—	—	83,464	—	83,464
Balance at September 30, 2019	$7	$379,354	$(72,372)	$1,873,973	$(875)	$2,180,087
The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)

1.	Basis of Presentation
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

Recently Adopted Accounting Pronouncements

Leases

The Company adopted ASU No. 2016-02, "Leases (Topic 842)," effective January 1, 2019. The Company adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company's contracts are or contain leases, (2) lease classification and (3) initial direct costs. Therefore, the condensed financial statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The adoption of the new lease standard had a significant impact on the Company's condensed balance sheets due to the recognition of $1.0 billion of right-of-use assets for operating leases, $128.1 million of current maturities of operating leases and $895.1 million of operating leases, less current maturities. In addition, the Company recognized a $5.5 million cumulative effect adjustment, net of tax, to retained earnings. This adjustment was driven by the recognition of unamortized deferred gains and losses related to aircraft sale-leaseback transactions entered into in prior periods. Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. The accounting for finance leases is substantially unchanged. The adoption of Topic 842 did not have a significant impact on the Company's lease classification or a material impact on its statements of operations and liquidity. Additionally, the adoption of Topic 842 did not have a material impact on the Company’s debt-covenant compliance under its current agreements. Refer to Note 10, Leases for information regarding the Company's adoption of Topic 842 and the Company's undiscounted future lease payments and the timing of those payments.

Recently Issued Accounting Pronouncements Not Yet Adopted

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40, "Accounting for Internal-Use Software," to determine which implementation costs to capitalize as assets and amortize over the term of the hosting arrangement or expense as incurred. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning

January 1, 2020. Early adoption is permitted, including during an interim period. The Company has elected not to early adopt. Entities have the option to apply this standard prospectively to all implementation costs incurred after the date of adoption or retrospectively. The Company is evaluating this new standard, but does not expect it to have a significant impact on its financial statement presentation or results.

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted. The Company has elected not to early adopt. The Company is evaluating the new guidance, but does not expect it to have a material impact on its financial statement presentation or results.

3.	Revenue
Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and nine months ended September 30, 2019 and September 30, 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Operating revenues:
Fare	$493,376	$476,660	$1,425,417	$1,258,904
Non-fare	479,977	411,296	1,380,431	1,154,543
Total passenger revenues	973,353	887,956	2,805,848	2,413,447
Other	18,615	16,374	54,872	46,792
Total operating revenues	$991,968	$904,330	$2,860,720	$2,460,239

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
DOT—Domestic	$880,868	$819,323	$2,526,016	$2,236,334
DOT—Latin America	111,100	85,007	334,704	223,905
Total	$991,968	$904,330	$2,860,720	$2,460,239

The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed balance sheets and recognizes loyalty travel awards in passenger revenues as the mileage credits are used for travel or expire unused.
As of September 30, 2019 and December 31, 2018, the Company had ATL balances of $361.2 million and $292.0 million, respectively. The balance of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

4.	Special Charges

Special Charges (Credits), Operating

During the nine months ended September 30, 2019, the Company had no special charges (credits) within operating expenses in the statement of operations.

During the first quarter of 2018, the Company negotiated and amended the collective bargaining agreement with the Air Line Pilots Association, International ("ALPA"), under the guidance of the National Mediation Board ("NMB"). In connection with the amended agreement, the Company recorded a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. As a result, the Company recorded $88.7 million in special charges (credits) within operating expenses in the condensed statement of operations for the nine months ended September 30, 2018.

Special Charges, Non-Operating

During the nine months ended September 30, 2019, the Company had no special charges, non-operating within other (income) expense in the statement of operations.

During the nine months ended September 30, 2018, the Company recorded $90.4 million in special charges, non-operating within other (income) expense in the statement of operations. During the first quarter of 2018, the Company entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft previously operated under operating leases by the Company. The aggregate gross purchase price for the 14 aircraft was $285.0 million, and the price for each aircraft at the time of the sale was comprised of a cash payment net of the amount of maintenance reserves and security deposits for such aircraft held by the applicable lessor pursuant to the lease for such aircraft. The contract was deemed a lease modification, which resulted in a change of classification from operating leases to finance leases for the 14 aircraft. During the first quarter of 2018, the finance lease assets were recorded at the lower of cost or fair value of the aircraft within flight equipment on the condensed balance sheets. During the second quarter of 2018, the purchase of the 14 aircraft was completed and the obligation was accreted up to the net cash payment price with interest charges recognized in special charges, non-operating in the statement of operations. The Company determined the valuation of the aircraft based on third-party appraisals considering the condition of the aircraft (a Level 3 measurement).

5.	Loss on Disposal of Assets
During the nine months ended September 30, 2019, the Company recorded $16.9 million in loss on disposal of assets in the statement of operations. This loss on disposal of assets consists of $11.6 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.3 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade the Company's enterprise accounting software. This project was suspended in the third quarter of 2019 and the Company has elected to re-evaluate and pursue an alternative solution. Refer to Note 12, Fair Value Measurements for information regarding the Company's held-for-sale assets. These losses were partially offset by a $0.1 million gain on the sale-leaseback transaction for one aircraft in the period. Refer to Note 10, Leases for information regarding the Company's accounting policy on sale-leaseback transactions.

During the nine months ended September 30, 2018, the Company recorded $6.6 million in loss on disposal of assets in the statement of operations. During the second quarter of 2018, the Company sold 5 used engines for $9.5 million at a loss of $4.4 million. In addition, the Company wrote off $2.2 million related to the disposal of excess and obsolete inventory.

6.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands, except per share amounts)
Numerator
Net income	$83,464	$97,480	$254,041	$63,812
Denominator
Weighted-average shares outstanding, basic	68,442	68,254	68,421	68,243
Effect of dilutive stock awards	103	249	140	103
Adjusted weighted-average shares outstanding, diluted	68,545	68,503	68,561	68,346
Earnings per share
Basic earnings per common share	$1.22	$1.43	$3.71	$0.94
Diluted earnings per common share	$1.22	$1.42	$3.71	$0.93

Anti-dilutive weighted-average shares	136	5	141	192

7.	Short-term Investment Securities

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

As of September 30, 2019 and December 31, 2018, the Company had $104.8 million and $102.8 million in short-term available-for-sale investment securities, respectively. During the nine months ended September 30, 2019, these investments earned interest income at a weighted-average fixed rate of approximately 2.4%. For the three and nine months ended September 30, 2019, an unrealized loss of $68 thousand and an unrealized gain of $161 thousand, net of deferred taxes of $20 thousand and $47 thousand, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and nine months ended September 30, 2018, an unrealized loss of $7 thousand and an unrealized gain of $70 thousand, net of deferred taxes of $5 thousand and $21 thousand, respectively, was recorded within AOCI related to these investment securities. The Company has not recognized any realized gains or losses related to these securities as the Company has not sold any of these securities. As of September 30, 2019 and December 31, 2018, $87 thousand and $74 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8.	Accrued Liabilities
Other current liabilities as of September 30, 2019 and December 31, 2018 consist of the following:

	September 30, 2019	December 31, 2018
	(in thousands)
Salaries and wages	$82,572	$82,900
Federal excise and other passenger taxes and fees payable	68,716	60,604
Airport obligations	65,351	52,029
Aircraft maintenance	30,113	59,805
Aircraft and facility lease obligations	21,807	15,149
Fuel	21,126	25,368
Interest payable	18,753	18,086
Other	29,247	25,736
Other current liabilities	$337,685	$339,677

9.	Financial Instruments and Risk Management
As part of the Company’s risk management program, the Company from time to time uses a variety of financial instruments to reduce its exposure to fluctuations in the price of jet fuel and in interest rates. The Company does not hold or issue derivative financial instruments for trading purposes.

The Company may be exposed to credit losses in the event of nonperformance by counterparties to these financial instruments. The Company periodically reviews and seeks to mitigate exposure to the financial deterioration and nonperformance of any counterparty by monitoring the absolute exposure levels, each counterparty's credit ratings and the historical performance of the counterparties relating to hedge transactions. The credit exposure related to these financial instruments is limited to the fair value of contracts in a net receivable position at the reporting date. The Company also maintains security agreements that require the Company to post collateral if the value of selected instruments falls below specified mark-to-market thresholds. The Company records financial derivative instruments at fair value, which includes an evaluation of each counterparty's credit risk. As of September 30, 2019, the Company did not hold any derivatives with requirements to post collateral.

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

The Company accounts for any fuel derivative contracts at fair value and recognizes them in the condensed balance sheets in prepaid expenses and other current assets or other current liabilities. The Company did not enter into any fuel derivative instruments during the nine months ended September 30, 2019 and 2018, and did not have any outstanding fuel derivatives as of September 30, 2019 and December 31, 2018. Historically, the Company has not elected hedge accounting on any fuel derivative instruments entered into and, as a result, changes in the fair value of fuel derivative contracts, if any, were recorded in aircraft fuel expense.
Interest Rate Swaps
From time to time, the Company may enter into interest rate swaps to fix the benchmark interest rate component of interest payments or for other reasons. These instruments limit the Company's exposure to changes in the benchmark interest rate in the period from the trade date through the date of maturity. Interest rate swaps may be designated as cash flow hedges. The Company generally accounts for interest rate swaps at fair value and recognizes them in the balance sheet in prepaid expenses and other current assets or other current liabilities with changes in fair value recorded within AOCI. As of September 30, 2019 and December 31, 2018, the Company did not have any outstanding interest rate swaps.

Realized gains and losses from cash flow hedges are recorded in the condensed statements of cash flows as a component of cash flows from operating activities. Subsequent to the issuance of each debt instrument, amounts remaining in AOCI are amortized over the life of the fixed-rate debt instrument. During the nine months ended September 30, 2019 and 2018, there were no unrealized gains or losses recorded within AOCI related to these instruments as they settled in 2015. For the three and nine months ended September 30, 2019, the Company reclassified interest rate swap losses of $57 thousand and $157 thousand, net of tax of $17 thousand and $63 thousand, respectively, into earnings. For the three and nine months ended September 30, 2018, the Company reclassified interest rate swap losses of $52 thousand and $172 thousand, net of tax of $27 thousand and $66 thousand, respectively, into earnings. As of September 30, 2019 and December 31, 2018, $1.0 million and $1.1 million, net of tax, respectively, remained in AOCI, related to these instruments.

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
As of September 30, 2019, the Company had 47 aircraft financed under operating leases, with lease term expirations between 2022 and 2034. In addition, as of September 30, 2019, the Company had 11 spare engines financed under operating leases with lease term expiration dates ranging from 2019 to 2027. One of the Company's leased aircraft has variable rent payments, which fluctuate based on changes in London Interbank Offered Rate ("LIBOR").
Prior to the adoption of Topic 842, the Company had entered into sale-leaseback transactions with third-party aircraft lessors for some of its leased aircraft and engines. Upon adoption of Topic 842, the Company recognized a $5.5 million cumulative effect adjustment, net of tax, to retained earnings driven by the recognition of unamortized deferred gains and losses related to aircraft sale-leaseback transactions entered into in prior periods. Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. Under Topic 842, gains and losses on sale-leaseback transactions, subject to adjustment for off-market terms, are recognized immediately and recorded within loss on disposal of assets on the Company's condensed statements of operations.
During the nine months ended September 30, 2019, the Company took delivery of two aircraft under secured debt arrangements, purchased five previously leased aircraft, and took delivery of five aircraft under operating leases. The Company also purchased two engines and purchased one previously leased engine. In addition, the Company entered into a sale-leaseback transaction for one aircraft in the period. With the sale-leaseback transaction, the Company recorded a gain of $0.1 million within loss on disposal of assets on the Company's condensed statements of operations. The sale-leaseback transaction had no off-market terms and therefore no such adjustment was recorded. Upon purchase off lease, the assets previously recorded in our operating lease right-of-use asset (in accordance with the adoption of Topic 842) were recorded within flight equipment on the Company's condensed balance sheets.
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
Fixed maintenance reserve payments for the Company's aircraft and related flight equipment, including estimated amounts for contractual price escalations, are expected to be $0.7 million for the remainder of 2019, $2.6 million in 2020, $2.6 million in 2021, $2.7 million in 2022, $2.5 million in 2023, and $0.5 million in 2024 and beyond. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of September 30, 2019, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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

The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed balance sheets as of September 30, 2019. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2019	$298	$45,009	$699	$145	$46,151
2020	780	175,661	2,417	517	179,375
2021	606	174,420	2,131	—	177,157
2022	578	176,203	1,528	—	178,309
2023	202	158,328	1,132	—	159,662
2024 and thereafter	—	617,315	4,938	—	622,253
Total minimum lease payments	$2,464	$1,346,936	$12,845	$662	$1,362,907
Less amount representing interest	233	323,560	3,509	21	327,323
Present value of minimum lease payments	$2,231	$1,023,376	$9,336	$641	$1,035,584
Less current portion	814	114,777	2,041	558	118,190
Long-term portion	$1,417	$908,599	$7,295	$83	$917,394

Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed balance sheets are expected to be $0.5 million for the remainder of 2019 and none in 2020 and beyond.
In June 2019, the Company entered into an aircraft sale agreement to acquire four A320 aircraft previously operated by the Company under operating leases. The contract was deemed a lease modification, which resulted in a change of classification from operating leases to finance leases for the four aircraft. The Company recorded a finance lease obligation of $94.9 million calculated as the present value of the remaining lease payments, including the final payment to purchase the aircraft and included within current maturities of long-term debt and finance leases on the Company's condensed balance sheets as of June 30, 2019. In addition, the Company recorded finance lease assets of $140.5 million, which include related amounts previously recorded as maintenance reserves and security deposits and included within flight equipment on the Company's condensed balance sheets as of June 30, 2019. During the third quarter of 2019, the purchase of the four aircraft was completed for an aggregate gross purchase price of $141.3 million, which was comprised of cash payments net of the amount of maintenance reserves and security deposits held by the previous lessor, and the related interest in the amount of $0.3 million was recognized within interest expense on the Company's condensed statements of operations for the nine months ended September 30, 2019. These aircraft were recorded within flight equipment on the Company's condensed balance sheets.
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
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(in thousands)
Finance lease cost
Amortization of leased assets	$135	$863
Interest of lease liabilities	302	641
Operating lease cost
Operating lease cost (1)	39,590	137,943
Short-term lease cost (1)	4,218	11,176
Variable lease cost (1)	29,260	89,030
Total lease cost	$73,505	$239,653
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed statements of operations.
The table below presents lease-related terms and discount rates as of September 30, 2019:

September 30, 2019
Weighted-average remaining lease term
Operating leases	9.7 years
Finance leases	3.2 years
Weighted-average discount rate
Operating leases	6.48%
Finance leases	6.14%

11.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2019, the Company's aircraft orders consisted of the following:

	Airbus	Third-Party Lessor
	A320neo	A320ceo	A320neo	Total
Remainder of 2019	7	2	0	9
2020	15	0	5	20
2021	20	0	7	27
	42	2	12	56

As of September 30, 2019, the Company has no contractual aircraft purchase commitments beyond 2021. The Company also has one spare engine order for a V2500 SelectTwo engine with International Aero Engines ("IAE") and six spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2020 through 2023. Purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $308.1 million for the remainder of 2019, $858.1 million in 2020, $776.1 million in 2021, $17.6 million in 2022, $8.3 million in 2023, and none in 2024 and beyond. As of September 30, 2019, the Company has secured sale-leaseback financing commitments for five aircraft being delivered from Airbus in the remainder of 2019. As of September 30, 2019, the Company does not have financing commitments in place for the remaining 37 Airbus aircraft on firm order, which are scheduled for delivery in the remainder of 2019 through 2021. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately $0.8 million for the remainder of 2019, $15.0 million in 2020, $42.0 million in 2021, $47.8 million in 2022, $47.8 million in 2023, and $420.4 million in 2024 and beyond.
In October 2019, the Company reached a memorandum of understanding with Airbus for the purchase of 100 new Airbus A320neo family aircraft with the option to purchase up to an additional 50 aircraft. The aircraft would be scheduled for delivery between 2022 and 2027. The memorandum is subject to finalization in the purchase agreement.
Interest commitments related to the secured debt financing of 62 delivered aircraft as of September 30, 2019 are $22.7 million for the remainder of 2019, $78.5 million in 2020, $71.3 million in 2021, $64.3 million in 2022, $54.1 million in 2023, and $157.9 million in 2024 and beyond. For principal commitments related to these financed aircraft, refer to Note 13, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of September 30, 2019: $3.4 million for the remainder of 2019, $17.5 million in 2020, $14.7 million in 2021, $13.9 million in 2022, $12.7 million in 2023, and $60.1 million thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
On October 17, 2019, the Company announced its intention to build a headquarter campus in Dania Beach, Florida of up to 500,000 square feet by 2022. The Company entered into an agreement in principle to secure the land and expects to have a finalized, definitive agreement by December 2019. The Company estimates the total capital outlay for the project will be approximately $250 million over 36 months.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of September 30, 2019 and December 31, 2018, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of September 30, 2019 and December 31, 2018, was $399.0 million and $321.0 million, respectively.

Employees
The Company has 5 union-represented employee groups that together represented approximately 80% of all employees as of September 30, 2019. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of September 30, 2019.

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
In August 2015, the Company's collective bargaining agreement with its pilots, represented by ALPA, became amendable. In February 2018, the pilot group voted to approve a new five-year agreement with the Company. In connection with the new agreement, the Company recorded a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts were recorded in special charges (credits) within operating expenses in the condensed statements of operations for the nine months ended September 30, 2018. For additional information, refer to Note 4, Special Charges.

In June 2018, the NMB notified the Company that the TWU filed an application seeking a representation election for the Company's passenger service agents. The NMB determined that a representation election would be held and the voting period for the election took place through September 4, 2018. The Company’s passenger service agents voted to be represented by the TWU, but the representation applies only to the Company’s Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of September 30, 2019, the Company continued to negotiate with the TWU.
The Company is self-insured for healthcare claims, up to a stop-loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $4.7 million and $4.4 million in health care claims as of September 30, 2019 and December 31, 2018, respectively.

12.	Fair Value Measurements
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

The fair value of the Company's jet fuel swaps, if any, are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets; therefore, the Company categorizes these instruments as Level 2. Due to the fact that certain inputs utilized to determine the fair value of jet fuel options are unobservable (principally implied volatility), the Company categorizes these derivatives as Level 3. Implied volatility of a jet fuel option is the volatility of the price of the underlying commodity that is implied by the market price of the option based on an option pricing model. Thus, it is the volatility that when used in a particular pricing model yields a theoretical value for the option equal to the current market price of that option. Implied volatility, a forward-looking measure, differs from historical volatility because the latter is calculated from known past returns. At each balance sheet date, the Company substantiates and adjusts unobservable inputs. The Company routinely assesses the valuation model's sensitivity to changes in implied volatility. As of September 30, 2019 and December 31, 2018, the Company had no outstanding jet fuel derivatives.
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
The carrying amounts and estimated fair values of the Company's long-term debt at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019		December 31, 2018		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Fixed-rate senior term loans	$354.7	$378.0	$382.4	$373.6	Level 3
Fixed-rate junior term loans	24.6	25.3	31.1	31.1	Level 3
Fixed-rate term loans	660.0	699.6	625.1	600.1	Level 3
2015-1 EETC Class A	363.6	383.6	378.6	374.8	Level 2
2015-1 EETC Class B	76.0	78.8	80.0	78.1	Level 2
2015-1 EETC Class C	103.8	106.4	109.5	107.9	Level 2
2017-1 EETC Class AA	228.4	237.5	242.5	228.8	Level 2
2017-1 EETC Class A	76.1	78.4	80.8	76.6	Level 2
2017-1 EETC Class B	70.6	71.5	83.7	79.1	Level 2
2017-1 EETC Class C	85.5	88.0	85.5	84.2	Level 2
Revolving credit facility	160.0	160.0	135.3	135.3	Level 3
Total long-term debt	$2,203.3	$2,307.1	$2,234.5	$2,169.6

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2019 and December 31, 2018 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at September 30, 2019 and December 31, 2018 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

Assets Held for Sale

The Company's assets held for sale consist of rotable aircraft parts. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to prepaid expenses and other current assets on the Company's condensed balance sheets and discontinues depreciation. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for our held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources. During the third quarter of 2019, the Company recorded $2.3 million in assets held for sale at fair value less cost to sell.
Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$935.7	$935.7	$—	$—
Short-term investment securities	104.8	104.8	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,042.8	$1,040.5	$—	$2.3

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,004.7	$1,004.7	$—	$—
Short-term investment securities	102.8	102.8	—	—
Total assets	$1,107.5	$1,107.5	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the periods ended September 30, 2019 and December 31, 2018.

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

13.	Debt and Other Obligations

As of September 30, 2019, the Company had outstanding non-public and public debt instruments. During the nine months ended September 30, 2019, the Company incurred debt through fixed-rate term loans and a previously existing revolving credit facility described below.

Fixed-rate term loans

During 2018, the Company entered into a facility agreement, which as of September 30, 2019, provided $70.0 million for two Airbus A320 aircraft delivered in 2019. The loans extended under the facility agreement are secured by a first-priority security interest on the individual aircraft. These loans have a term life of 12 years and amortize on a mortgage-style basis, which requires quarterly principal and interest payments.

Revolving credit facility

During 2018, the Company entered into a revolving credit facility for up to $160.0 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus. As of September 30, 2019, collateralized amounts were related to 40 Airbus A320neo aircraft scheduled to be delivered between November 2019 and December 2021. The final maturity of the facility is December 30, 2020. As of September 30, 2019, the Company had drawn $160.0 million on the facility which is included in long-term debt and finance leases, less current maturities on the Company's condensed balance sheets. The revolving credit facility bears variable interest based on LIBOR.

Long-term debt is comprised of the following:

	As of		As of
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$354.7	$382.4	4.10%	4.10%
Fixed-rate junior term loans due through 2022	24.6	31.1	6.90%	6.90%
Fixed-rate loans due through 2031	660.0	625.1	3.48%	3.88%
Fixed-rate class A 2015-1 EETC due through 2028	363.6	378.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	76.0	80.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	103.8	109.5	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	228.4	242.5	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	76.1	80.8	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	70.6	83.7	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Revolving credit facility due in 2020	160.0	135.3	3.45%	3.72%
Long-term debt	2,203.3	2,234.5
Less current maturities	193.7	162.8
Less unamortized discounts, net	42.0	47.7
Total	$1,967.6	$2,024.0

The Company's debt financings are collateralized by first priority security interest in the individual aircraft being financed with the exception of the Company's revolving credit facility secured by the Company's rights under the purchase agreement with Airbus related to certain A320neo aircraft. During the three and nine months ended September 30, 2019, the Company made scheduled principal payments of $40.1 million and $125.9 million, respectively, on its outstanding debt obligations. During the three and nine months ended September 30, 2018, the Company made scheduled principal payments of $32.6 million and $93.2 million, respectively, on its outstanding debt obligations.
At September 30, 2019, long-term debt principal payments for the next five years and thereafter are as follows:

September 30, 2019
(in millions)
Remainder of 2019	$49.3
2020	221.1
2021	280.8
2022	164.3
2023	303.1
2024 and beyond	1,184.7
Total debt principal payments	$2,203.3

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Fixed-rate senior term loans	$3,809	$4,195	$11,632	$12,769
Fixed-rate junior term loans	454	605	1,467	1,908
Fixed-rate term loans	6,517	4,844	19,151	14,636
Class A 2015-1 EETC	3,747	4,057	11,294	12,214
Class B 2015-1 EETC	850	939	2,570	2,881
Class C 2015-1 EETC	1,279	1,420	3,894	2,209
Class AA 2017-1 EETC	1,973	1,751	5,959	4,008
Class A 2017-1 EETC	711	631	2,148	1,445
Class B 2017-1 EETC	708	700	2,199	1,636
Class C 2017-1 EETC	1,104	934	3,275	1,400
Revolving credit facility	1,493	—	4,466	—
Amortization of deferred financing costs	2,175	1,784	6,544	4,930
Commitment and other fees	281	49	400	182
Finance leases	37	16	376	54
Total	$25,138	$21,925	$75,375	$60,272

14.	Subsequent Events

In October 2019, the United States government imposed tariffs on certain imports from the European Union, including a 10% tariff on new Airbus aircraft and related parts. The Company is currently evaluating the impact of the tariffs on the cost and timing of future aircraft deliveries. Please refer to "Part II. Other Information—Item 1A. Risk Factors" for further discussion on this topic.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and nine month periods ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Percent Change
	2019	2018
Operating Statistics (unaudited) (A):
Average aircraft	135.1	119.8	12.8%
Aircraft at end of period	136	121	12.4%
Average daily aircraft utilization (hours)	12.5	12.4	0.8%
Average stage length (miles)	979	1,033	(5.2)%
Block hours	155,167	136,723	13.5%
Departures	59,314	50,386	17.7%
Passenger flight segments (PFSs) (thousands)	9,004	7,856	14.6%
Revenue passenger miles (RPMs) (thousands)	9,057,574	8,241,771	9.9%
Available seat miles (ASMs) (thousands)	10,686,246	9,579,448	11.6%
Load factor (%)	84.8%	86.0%	(1.2) pts
Fare revenue per passenger flight segment ($)	54.80	60.67	(9.7)%
Non-ticket revenue per passenger flight segment ($)	55.37	54.44	1.7%
Total revenue per passenger flight segment ($)	110.17	115.11	(4.3)%
Average yield (cents)	10.95	10.97	(0.2)%
TRASM (cents)	9.28	9.44	(1.7)%
CASM (cents)	8.12	7.93	2.4%
Adjusted CASM (cents)	8.03	7.92	1.4%
Adjusted CASM ex-fuel (cents)	5.66	5.22	8.4%
Fuel gallons consumed (thousands)	122,072	109,515	11.5%
Average economic fuel cost per gallon ($)	2.08	2.36	(11.9)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Nine Months Ended September 30,		Percent Change
	2019	2018
Operating Statistics (unaudited) (A):
Average aircraft	135.0	117.5	14.9%
Aircraft at end of period	136	121	12.4%
Average daily aircraft utilization (hours)	12.4	12.3	0.8%
Average stage length (miles)	1,003	1,037	(3.3)%
Block hours	455,778	396,034	15.1%
Departures	170,006	144,772	17.4%
Passenger flight segments (PFSs) (thousands)	25,777	21,947	17.5%
Revenue passenger miles (RPMs) (thousands)	26,348,093	23,016,417	14.5%
Available seat miles (ASMs) (thousands)	31,291,168	27,504,053	13.8%
Load factor (%)	84.2%	83.7%	0.5 pts
Fare revenue per passenger flight segment ($)	55.30	57.36	(3.6)%
Non-ticket revenue per passenger flight segment ($)	55.68	54.74	1.7%
Total revenue per passenger flight segment ($)	110.98	112.10	(1.0)%
Average yield (cents)	10.86	10.69	1.6%
TRASM (cents)	9.14	8.95	2.1%
CASM (cents)	7.94	8.16	(2.7)%
Adjusted CASM (cents)	7.90	7.82	1.0%
Adjusted CASM ex-fuel (cents)	5.51	5.24	5.2%
Fuel gallons consumed (thousands)	354,347	310,661	14.1%
Average economic fuel cost per gallon ($)	2.11	2.28	(7.5)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
For the third quarter of 2019, we achieved a 12.6% operating margin, a decrease of 3.4 percentage points compared to the prior year period. We generated pre-tax income of $109.0 million and net income of $83.5 million on operating revenues of $992.0 million. For the third quarter of 2018, we generated pre-tax income of $128.6 million and net income of $97.5 million on operating revenues of $904.3 million.
Our Adjusted CASM ex-fuel for the third quarter of 2019 was 5.66 cents, a 8.4% increase year over year. The increase on a per-ASM basis was primarily due to an increase in other operating expense and salaries, wages and benefits expense, period over period. During the third quarter of 2019, storm systems across our network, including Hurricane Dorian, along with other operational challenges, led to a higher percentage of flight cancellations, additional crew costs, and passenger re-accommodation expense. These additional expenses, loss of ASMs, and a shorter average stage length year over year, were the primary contributors to the increase in the third quarter Adjusted CASM ex-fuel, year over year.
As of September 30, 2019, we had 136 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 62 A320s, 30 A321s, and 13 A320neos. With the scheduled delivery of 9 aircraft during the remainder of 2019, we expect to end 2019 with 145 aircraft in our fleet.
Since the delivery of our initial five A320neo aircraft in the fourth quarter of 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, which has resulted in diminished service availability of such aircraft. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions.

Comparison of three months ended September 30, 2019 to three months ended September 30, 2018
Operating Revenues
Operating revenues increased $87.6 million, or 9.7%, to $992.0 million for the third quarter of 2019, as compared to the third quarter of 2018, primarily due to an increase in traffic of 9.9%, partially offset by a decrease in average yield of 0.2%.
Total revenue per available seat mile ("TRASM") for the third quarter of 2019 was 9.28 cents, a decrease of 1.7%, as compared to the third quarter of 2018. Excluding the impact of Hurricane Dorian, we estimate our TRASM for the third quarter of 2019 would have been down approximately 1 percent year over year. This decrease was due to a slightly lower average yield and a load factor decrease of 120 basis points, as compared to the prior year period.
Total revenue per passenger flight segment decreased 4.3%, year over year. Fare revenue per passenger flight segment decreased 9.7% and non-ticket revenue per passenger flight segment increased 1.7%. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher fee revenue, seat revenue and bag revenue per passenger flight segment, as compared to the prior year period.
Operating Expenses
Operating expenses increased $108.1 million, or 14.2%, to $867.3 million for the third quarter of 2019 compared to $759.2 million for the third quarter of 2018, primarily due to an increase in operations as reflected by an 11.6% capacity growth and a 9.9% increase in traffic.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. From time to time, we may enter into fuel derivative contracts to protect the refining price risk between the price of crude oil and the price of refined jet fuel. We had no activity related to fuel derivative instruments during the nine months ended September 30, 2019 and 2018. Historically, management has chosen not to elect hedge accounting on any fuel derivative instruments and, as a result, changes in the fair value of fuel derivative contracts have been recorded each period in aircraft fuel expense.
Aircraft fuel expense decreased by $5.0 million, or 1.9%, from $258.8 million in the third quarter of 2018 to $253.8 million in the third quarter of 2019. This lower fuel expense, year over year, was due to an 11.9% decrease in average economic fuel cost per gallon, largely offset by an 11.5% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	122,072	109,515	11.5%
Into-plane fuel cost per gallon	$2.08	$2.36	(11.9)%
Into-plane fuel expense	$253,847	$258,818	(1.9)%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statements of operations)	$253,847	$258,818	(1.9)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 11.9% was primarily a result of a decrease in jet fuel prices.

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

The elements of the changes in economic fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$253,847	$258,818	(1.9)%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$253,847	$258,818	(1.9)%
Fuel gallons consumed	122,072	109,515	11.5%
Economic fuel cost per gallon	$2.08	$2.36	(11.9)%

During the three months ended September 30, 2019 and 2018, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2019 and 2018, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended September 30,
	2019	2018			2019	2018
	(in thousands)				(in cents)
Aircraft fuel	$253,847	$258,818	$(4,971)	(1.9)%	2.38	2.70	(0.32)	(11.9)%
Salaries, wages, and benefits	224,069	185,043	39,026	21.1%	2.10	1.93	0.17	8.8%
Landing fees and other rents	69,142	54,542	14,600	26.8%	0.65	0.57	0.08	14.0%
Aircraft rent	40,026	42,682	(2,656)	(6.2)%	0.37	0.45	(0.08)	(17.8)%
Depreciation and amortization	57,712	43,773	13,939	31.8%	0.54	0.46	0.08	17.4%
Distribution	39,160	37,868	1,292	3.4%	0.37	0.40	(0.03)	(7.5)%
Maintenance, materials and repairs	36,152	37,778	(1,626)	(4.3)%	0.34	0.39	(0.05)	(12.8)%
Special charges (credits)	—	(686)	686	NM	—	(0.01)	0.01	NM
Loss on disposal of assets	13,410	1,069	12,341	NM	0.13	0.01	0.12	NM
Other operating	133,769	98,318	35,451	36.1%	1.25	1.03	0.22	21.4%
Total operating expenses	$867,287	$759,205	$108,082	14.2%	8.12	7.93	0.19	2.4%
Adjusted CASM (1)					8.03	7.92	0.11	1.4%
Adjusted CASM ex-fuel (2)					5.66	5.22	0.44	8.4%

(1)	Reconciliation of CASM to Adjusted CASM:

	Three Months Ended September 30,
	2019		2018
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.12		7.93
Loss on disposal of assets	13.4	0.13	1.1	0.01
Special charges (credits)	—	—	(0.7)	(0.01)
Supplemental rent adjustment	(4.3)	(0.04)	—	—
Adjusted CASM (cents)		8.03		7.92

(2)
Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits) and a supplemental rent adjustment resulting from the release of an accrual related to an aircraft lease modification.

Our Adjusted CASM ex-fuel for the third quarter of 2019 was up 8.4% as compared to the third quarter of 2018. The increase on a per-ASM basis was primarily due to an increase in other operating expense and salaries, wages and benefits expense, period over period.
Labor costs for the third quarter of 2019 increased $39.0 million, or 21.1%, as compared to the third quarter of 2018. The increase was primarily driven by an 15.0% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 15 additional aircraft, since the third quarter of 2018. On both a dollar and per-ASM basis, labor costs increased due to increased headcount, period over period, as well as higher pay rates to our pilots in connection with the collective bargaining agreement that became effective on March 1, 2018 and which provides for annual increases on each anniversary of the effective date. In addition, overtime pay and group health expense increased. These increases were partially offset by lower bonus expense, as compared to the prior year period, due to lower metric performance, period over period.
Landing fees and other rents for the third quarter of 2019 increased $14.6 million, or 26.8%, as compared to the third quarter of 2018, primarily due to an 17.7% increase in departures. On both a dollar and per-ASM basis, landing fees and other rents increased due to increases in facility rent and station baggage rent rates, partially offset by a decrease in signatory adjustments, as compared to the prior year period.
Aircraft rent expense for the third quarter of 2019 decreased by $2.7 million, or 6.2%, as compared to the third quarter of 2018. The decrease on both a dollar and per-ASM basis was primarily related to the purchase of 1 aircraft off lease during the second quarter of 2019 and the modification of 4 aircraft leases from operating leases to finance leases in the second quarter of 2019. These four aircraft were purchased off lease during the third quarter of 2019. For additional information on these four aircraft, please refer to "Notes to Condensed Financial Statements - 10. Leases." In addition, aircraft rent expense decreased due to the release of a lease return cost accrual of $4.3 million made in the third quarter of 2019 due to an aircraft lease modification. On a per-ASM basis, aircraft rent expense also decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of seven new purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Depreciation and amortization for the third quarter of 2019 increased by $13.9 million, or 31.8%, as compared to the prior year period. The increase in depreciation expense was primarily driven by the purchase of 7 new aircraft and the purchase of 5 previously leased aircraft made since the third quarter of 2018.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $16.4 million and $8.5 million for the third quarters of 2019 and 2018, respectively. The increase in amortization of heavy maintenance was primarily due to the timing of maintenance events, as compared to the prior year period. This increase in heavy maintenance amortization was the primary driver of the per-ASM increase in depreciation and amortization expense, period over period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed statements of operations, our maintenance, materials and repairs expense would have been $52.5 million and $46.3 million for the third quarter of 2019 and 2018, respectively.
Distribution costs increased by $1.3 million, or 3.4%, in the third quarter of 2019 as compared to the third quarter of 2018. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs decreased primarily due to a slight shift of sales from third-party travel agents to our website and lower credit card fee rates as a result of our new credit card processor agreement that became effective at the end of the second quarter of 2019.
Maintenance, materials and repairs expense for the third quarter of 2019 decreased by $1.6 million, or 4.3%, as compared to the third quarter of 2018. The decrease in maintenance costs on both a dollar and per-ASM basis was primarily due to the timing and mix of maintenance events which resulted in fewer aircraft maintenance events in the current year period as compared to the prior year period. This decrease was partially offset by an increase in maintenance, materials and repairs expense related to routine and ongoing maintenance on a growing fleet. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
Loss on disposal of assets for the three months ended September 30, 2019 consisted of $8.1 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.3 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade our enterprise accounting software. This project was suspended in the third quarter of 2019 and we have elected to re-evaluate and pursue an alternative solution. Please refer to "Notes to Condensed Financial Statements - 12. Fair Value

Measurements" for information regarding the Company's held-for-sale assets. These losses were partially offset by a $0.1 million gain on the sale-leaseback transaction for one aircraft in the period. Please refer to "Notes to Condensed Financial Statements - 10. Leases" for information regarding our accounting policy on sale-leaseback transactions. Loss on disposal of assets for the three months ended September 30, 2018 primarily consisted of the disposal of excess and obsolete inventory.
Other operating expense for the third quarter of 2019 increased by $35.5 million, or 36.1%, as compared to the third quarter of 2018 primarily due to an increase in overall operations and an increase in passenger reaccommodation expense. As compared to the prior year period, we increased departures by 17.7% and had 14.6% more passenger flight segments, which drove increases in variable operating expenses. In addition, we had higher passenger reaccommodation expense, period over period, due to flight disruptions resulting from multiple storm systems including Hurricane Dorian during the third quarter of 2019 as well as other operational challenges. On a per-ASM basis, this higher passenger reaccommodation expense was the main driver of the increase in other operating expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended September 30, 2019 and 2018 primarily represents interest related to the financing of purchased aircraft. As of September 30, 2019 and 2018, we had 62 and 55 aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—13. Debt and Other Obligations" for further discussion.

Our interest income for the three months ended September 30, 2019 represents interest income earned on cash, cash equivalents and short-term investments. Interest income for the three months ended September 30, 2018 primarily represents interest income earned on cash, cash equivalents, short-term investments and funds required to be held in escrow in accordance with the terms of our EETC.

Income Taxes
Our effective tax rate for the third quarter of 2019 was 23.4% compared to 24.2% for the third quarter of 2018. The decrease in tax rate is attributed primarily to an increase in discrete tax benefits related to equity compensation and a reduction in our state effective rate. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of nine months ended September 30, 2019 to nine months ended September 30, 2018
Operating Revenues
Operating revenues increased $400.5 million, or 16.3%, to $2,860.7 million for the nine months ended September 30, 2019, compared to the prior year period, due primarily to an increase in traffic of 14.5% and an increase in average yield of 1.6%.
TRASM for the nine months ended September 30, 2019 was 9.14 cents, an increase of 2.1% compared to the same period of 2018. This increase was primarily driven by a higher average yield year over year.
Total revenue per passenger flight segment decreased from $112.10 for the nine months ended September 30, 2018 to $110.98 for the nine months ended September 30, 2019. Our fare revenue per passenger flight segment decreased from $57.36 to $55.30, or 3.6%, as compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $54.74 to $55.68, or 1.7%, as compared to the prior year period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher fee revenue, seat revenue and bag revenue per passenger flight segment, as compared to the prior year.

Operating Expenses

Operating expenses increased for the nine months ended September 30, 2019 by $238.9 million, or 10.6%, as compared to the same period for 2018 primarily due to a 13.8% capacity growth and a 14.5% increase in traffic. This increase was partially offset by a decrease of $88.7 million in special charges (credits), year over year.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	354,347	310,661	14.1%
Into-plane fuel cost per gallon	$2.11	$2.28	(7.5)%
Into-plane fuel expense	$748,489	$709,644	5.5%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	NM
Aircraft fuel expense (per statements of operations)	$748,489	$709,644	5.5%
The elements of the changes in economic fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Into-plane fuel expense	$748,489	$709,644	5.5%
Realized losses (gains) related to fuel derivative contracts, net	—	—	NM
Economic fuel expense	$748,489	$709,644	5.5%
Fuel gallons consumed	354,347	310,661	14.1%
Economic fuel cost per gallon	$2.11	$2.28	(7.5)%
During the nine months ended September 30, 2019 and 2018, we had no activity related to fuel derivatives and thus had no realized or unrealized losses (gains) related to fuel derivative contracts.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2019 and 2018, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Nine Months Ended September 30,
	2019	2018			2019	2018
	(in thousands)				(in cents)
Aircraft fuel	$748,489	$709,644	$38,845	5.5%	2.39	2.58	(0.19)	(7.4)%
Salaries, wages, and benefits	644,345	527,895	116,450	22.1%	2.06	1.92	0.14	7.3%
Landing fees and other rents	193,502	162,774	30,728	18.9%	0.62	0.59	0.03	5.1%
Aircraft rent	132,330	134,618	(2,288)	(1.7)%	0.42	0.49	(0.07)	(14.3)%
Depreciation and amortization	163,351	128,764	34,587	26.9%	0.52	0.47	0.05	10.6%
Distribution	115,481	103,496	11,985	11.6%	0.37	0.38	(0.01)	(2.6)%
Maintenance, materials and repairs	102,444	99,141	3,303	3.3%	0.33	0.36	(0.03)	(8.3)%
Special charges (credits)	—	88,656	(88,656)	NM	—	0.32	(0.32)	NM
Loss on disposal of assets	16,873	6,561	10,312	NM	0.05	0.02	0.03	NM
Other operating	367,482	283,841	83,641	29.5%	1.17	1.03	0.14	13.6%
Total operating expenses	$2,484,297	$2,245,390	$238,907	10.6%	7.94	8.16	(0.22)	(2.7)%
Adjusted CASM (1)					7.90	7.82	0.08	1.0%
Adjusted CASM ex-fuel (2)					5.51	5.24	0.27	5.2%

(1)	Reconciliation of CASM to Adjusted CASM:

	Nine Months Ended September 30,
	2019		2018
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.94		8.16
Loss on disposal of assets	16.9	0.05	6.6	0.02
Special charges (credits)	—	—	88.7	0.32
Supplemental rent adjustment	(4.3)	(0.01)	—	—
Adjusted CASM (cents)		7.90		7.82

(2)
Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits) and a supplemental rent adjustment resulting from the release of an accrual related to an aircraft lease modification.

Our Adjusted CASM ex-fuel for the nine months ended September 30, 2019 increased by 5.2% as compared to the same period in 2018. The increase on a per-ASM basis was primarily due to increases in salaries, wages, and benefits expense and other operating expense, partially offset by a decrease in aircraft rent expense, period over period.
Labor costs for the nine months ended September 30, 2019 increased $116.5 million, or 22.1%, as compared to the same period in 2018. The increase was primarily driven by an 12.8% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 15 additional aircraft since the end of the third quarter of 2018. On both a dollar and per-ASM basis, labor costs increased due to the rate increase our pilots received in connection with the collective bargaining agreement that became effective on March 1, 2018 and which provides for annual increases on each anniversary of the effective date.
Landing fees and other rents for the nine months ended September 30, 2019 increased $30.7 million, or 18.9%, as compared to the same period in 2018 primarily due to a 17.4% increase in departures. On a per-ASM basis, landing fees and other rents increased due to an increase in facility rent and station baggage rent rates, as compared to the prior year period.

Aircraft rent expense for the nine months ended September 30, 2019 decreased by $2.3 million, or 1.7%, as compared to the same period in 2018. The decrease on both a dollar and per-ASM basis was primarily related to a decrease in aircraft rent expense for the 14 aircraft purchased off lease during the second quarter of 2018, the purchase of 1 aircraft off lease during the second quarter of 2019 and the modification of 4 aircraft leases from operating leases to finance leases in the second quarter of 2019. These four aircraft were purchased off lease during the third quarter of 2019. For additional information on these four aircraft, please refer to "Notes to Condensed Financial Statements - 10. Leases." In addition, aircraft rent expense decreased due to the release of a lease return cost accrual of $4.3 million made in the third quarter of 2019 due to an aircraft lease modification. On a per-ASM basis, aircraft rent expense also decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of seven new aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Depreciation and amortization increased by $34.6 million, or 26.9%, as compared to the prior year period. The increase in depreciation expense on both a dollar and per-ASM basis was primarily driven by the purchase of 7 new aircraft and the purchase of 5 previously leased aircraft made since the third quarter of 2018, and the purchase of 14 previously leased aircraft made during the second quarter of 2018.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $44.2 million and $29.9 million for the nine months ended September 30, 2019 and 2018, respectively. The increase in amortization of heavy maintenance was primarily due to the timing of maintenance events, as compared to the prior year period. This increase in heavy maintenance amortization was the primary driver of the per-ASM increase in amortization expense, period over period. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed statements of operations, our maintenance, materials and repairs expense would have been $146.6 million and $129.1 million for the nine months ended September 30, 2019 and 2018, respectively.
Distribution costs increased by $12.0 million, or 11.6%, for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs decreased due to a slight shift of sales from third-party travel agents to our website.
Maintenance, materials and repairs expense for the nine months ended September 30, 2019 increased by $3.3 million, or 3.3%, as compared to the prior year period. The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per-ASM basis, maintenance costs decreased year over year primarily due to fewer aircraft paint events and a decrease in consumables and expendables, as compared to the prior year period. In addition, we had fewer aircraft maintenance events in the current year period as compared to the prior year period. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
We had no special charges (credits) for the nine months ended September 30, 2019. Special charges (credits) for the nine months ended September 30, 2018 primarily consisted of $88.7 million recognized in connection with the new collective bargaining agreement with our pilots that became effective on March 1, 2018. The total amount includes a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. For additional information, please refer to "Notes to Condensed Financial Statements - 4. Special Charges."
Loss on disposal of assets for the nine months ended September 30, 2019 consisted of $11.6 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.3 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade our enterprise accounting software. This project was suspended in the third quarter of 2019 and we have elected to re-evaluate and pursue an alternative solution. Please refer to "Notes to Condensed Financial Statements - 12. Fair Value Measurements" for information regarding the Company's held-for-sale assets. These losses were partially offset by a $0.1 million gain on the sale-leaseback transaction for one aircraft in the period. Please refer to "Notes to Condensed Financial Statements - 10. Leases" for information regarding our accounting policy on sale-leaseback transactions. Loss on disposal of assets for the nine months ended September 30, 2018 primarily consisted of a $4.4 million loss resulting from the sale of 5 used engines and $2.2 million related to the disposal of excess and obsolete inventory.
Other operating expense for the nine months ended September 30, 2019 increased by $83.6 million, or 29.5%, as compared to the prior period, primarily due to an increase in overall operations. As compared to the prior year period, we increased departures by 17.4% and had 17.5% more passenger flight segments, which drove increases in variable operating expenses. In addition, we had higher passenger reaccommodation expense, period over period, due to multiple storm-related flight disruptions during the second and third quarters of 2019 as well as other operational challenges. On a per-ASM basis, this higher passenger reaccommodation expense was the main driver of the increase in other operating expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2019 and 2018 primarily represents interest related to the financing of purchased aircraft. As of September 30, 2019 and 2018, the Company had 62 and 55 aircraft financed through secured long-term debt arrangements, respectively. Please see "Notes to Condensed Financial Statements—13. Debt and Other Obligations" for further discussion.
Our interest income for the nine months ended September 30, 2019 represents interest income earned on cash, cash equivalents, and short-term investments. Interest income for the nine months ended September 30, 2018 primarily represents interest income earned on cash, cash equivalents, short-term investments and on funds required to be held in escrow in accordance with the terms of our EETC.

We had no special charges, non-operating for the nine months ended September 30, 2019. Our special charges, non-operating for the nine months ended September 30, 2018, represents interest related to the aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to finance leases. Please see "Notes to Condensed Financial Statements—4. Special Charges" for further discussion.

Income Taxes
Our effective tax rate for the nine months ended September 30, 2019 was 22.9% compared to 24.1% for the nine months ended September 30, 2018. The decrease in tax rate is attributed primarily to an increase in discrete tax benefits related to equity compensation and a reduction in our state effective rate. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt and lease obligations and maintenance reserves. Our total cash at September 30, 2019 was $935.7 million, a decrease of $69.1 million from December 31, 2018. In addition to cash and cash equivalents, as of September 30, 2019, we had $104.8 million in short-term investment securities.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale-leaseback transactions. During the nine months ended September 30, 2019, we purchased 2 aircraft through debt financing transactions for $70.0 million and made $193.2 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year matures in 2031. In addition, during the nine months ended September 30, 2019, we purchased two new engines for $15.5 million, and five aircraft and one engine off lease for $117.5 million. Upon the purchase off lease, the assets previously recorded in our operating lease right-of-use asset (in accordance with the adoption of Topic 842) were recorded within flight equipment on our condensed balance sheets. For additional information regarding our adoption of Topic 842, refer to "Notes to Condensed Financial Statements - 10. Leases."
Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the nine months ended September 30, 2019, we paid $169.2 million in PDPs, and $7.7 million of capitalized interest for future deliveries of aircraft and spare engines. As of September 30, 2019, we had $331.0 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed balance sheets.
During the fourth quarter of 2018, we entered into a revolving credit facility for up to $160.0 million secured by the collateral assignment of certain of our rights under our purchase agreement with Airbus. As of September 30, 2019, collateralized amounts were related to 40 Airbus A320neo aircraft scheduled to be delivered between November 2019 and December 2021. The final maturity of the facility is December 30, 2020. As of September 30, 2019, we had drawn $160.0 million on the facility.
As of September 30, 2019, we have secured sale-leaseback financing commitments for five aircraft, being delivered from Airbus in the remainder of 2019. In addition, we have secured financing for 14 aircraft to be leased directly from third-party lessors, scheduled for delivery in 2019 through 2021. We do not have financing commitments in place for the remaining 37 Airbus firm aircraft orders, scheduled for delivery between the remainder of 2019 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the leased aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the nine months ended September 30, 2019, we recorded a decrease of $15.0 million in maintenance reserves, including reimbursements, and as of September 30, 2019, we had $212.2 million ($132.8 million in aircraft maintenance deposits and $79.4 million in long-term aircraft maintenance deposits) on our condensed balance sheets.
Net Cash Flows Provided By Operating Activities. Operating activities in the nine months ended September 30, 2019 provided $358.4 million in cash compared to $308.5 million provided in the nine months ended September 30, 2018. The increase is primarily due to an $88.7 million decrease in special charges (credits) within operating income, as compared to the prior year period. Special charges (credits) recorded in the nine months ended September 30, 2018 within operating income relate to the one-time ratification incentive associated with the new collective bargaining agreement with our pilots that became effective on March 1, 2018. For additional information, refer to "Notes to Condensed Financial Statements - 4. Special Charges." This increase was partially offset by a decrease in cash as a result of other liabilities, year over year.
Net Cash Flows Used In Investing Activities. In the nine months ended September 30, 2019, investing activities used $300.1 million, compared to $550.6 million used in the prior year period. The decrease was mainly driven by fewer purchases of property and equipment, year over year.
Net Cash Flows (Used In) Provided By Financing Activities. During the nine months ended September 30, 2019, financing activities used $127.4 million in cash compared to $215.0 million provided in the nine months ended September 30, 2018. We received $94.7 million in connection with the revolving credit facility and the debt financing related to two aircraft delivered during the nine months ended September 30, 2019. We paid $125.9 million in debt principal obligations related to the financing of our aircraft. In addition, we paid $5.4 million to repurchase common stock necessary to satisfy tax withholding requirements from employees who received restricted stock and performance share units.

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2019, our firm aircraft orders consisted of the following:

	Airbus	Third-Party Lessor
	A320neo	A320ceo	A320neo	Total
Remainder of 2019	7	2	0	9
2020	15	0	5	20
2021	20	0	7	27
	42	2	12	56
As of September 30, 2019, we have no contractual aircraft purchase commitments beyond 2021.We also have a spare engine order for one V2500 SelectTwo engine with IAE and six spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2020 through 2023. Committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $308.1 million for the remainder of 2019, $858.1 million in 2020, $776.1 million in 2021, $17.6 million in 2022, $8.3 million in 2023 and none in 2024 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs would include aircraft and other parts that we are already contractually obligated to purchase including those reflected above. The imposition of these tariffs would substantially increase the cost of new Airbus aircraft and parts required to service our Airbus fleet. Please refer to "Part II. Other Information—Item 1A. Risk Factors" for further discussion on this topic.
As of September 30, 2019, we have secured sale-leaseback financing commitments for five aircraft being delivered from Airbus in the remainder of 2019. As of September 30, 2019, we do not have financing commitments in place for the remaining 37 Airbus aircraft on firm order, which are scheduled for delivery in the remainder of 2019 through 2021. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately $0.8 million for the remainder of 2019, $15.0 million in 2020, $42.0 million in 2021, $47.8 million in 2022, $47.8 million in 2023, and $420.4 million in 2024 and beyond.
In October 2019, we reached a memorandum of understanding with Airbus for the purchase of 100 new Airbus A320neo family aircraft with the option to purchase up to an additional 50 aircraft. The aircraft would be scheduled for delivery between 2022 and 2027. The memorandum is subject to finalization in the purchase agreement.
We have significant obligations for aircraft and spare engines as 47 of our 136 aircraft and 11 of our 22 spare engines are financed under operating leases. These leases expire between 2019 and 2034. During the first quarter of 2019, we adopted Topic 842 using the modified retrospective approach with an effective date of January 1, 2019. As such, prior year financial statements were not recast under the new lease standard. With the new lease standard, operating leases with terms greater than 12 months are included within operating lease right-of-use assets with the corresponding liabilities included within current maturities of operating leases and operating leases, less current maturities on our condensed balance sheets. Leases with a term of 12 months or less are not recorded on our condensed balance sheets. Accounting for finance leases is substantially unchanged under Topic 842. Please see "Notes to Condensed Financial Statements—10. Leases" for further discussion on the adoption of Topic 842.
Aircraft rent payments were $45.4 million and $44.3 million for the three months ended September 30, 2019 and 2018, respectively, and $141.5 million and $170.8 million for the nine months ended September 30, 2019 and 2018, respectively. Our aircraft lease payments for 46 of our aircraft are fixed-rate obligations. One of our aircraft leases provides for variable rent payments, which fluctuate based on changes in LIBOR.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of September 30, 2019 and the periods in which payments are due (in millions):

	Remainder of 2019	2020 - 2021	2022 - 2023	2024 and beyond	Total
Long-term debt (1)	$49	$502	$467	$1,185	$2,203
Interest commitments (2)	23	150	118	158	449
Finance and operating lease obligations	46	357	338	622	1,363
Flight equipment purchase obligations	308	1,634	26	—	1,968
Other (3)	3	32	27	60	122
Total future payments on contractual obligations	$429	$2,675	$976	$2,025	$6,109

(1) Includes principal only associated with senior and junior term loans, fixed-rate loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, and our revolving credit facility. Refer to "Notes to the Financial Statements - 13. Debt and Other Obligations."
(2) Related to senior and junior term loans, fixed-rate loans, and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs. Includes interest accrued as of September 30, 2019 related to our variable-rate revolving credit facility.
(3) Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to "Notes to the Financial Statements - 11. Commitments and Contingencies."
Some of our master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization. In addition to the contractual obligations disclosed in the table above, we have fixed maintenance reserve payments for these aircraft and related flight equipment, including estimated amounts for contractual price escalations, which are $0.7 million for the remainder of 2019, $2.6 million in 2020, $2.6 million in 2021, $2.7 million in 2022, $2.5 million in 2023, and $0.5 million in 2024 and beyond. Our lease agreements generally provide that maintenance reserves are reimbursable to us upon completion of the maintenance event. Some of our master lease agreements do not require that we pay maintenance reserves so long as our cash balance does not fall below a certain level. As of September 30, 2019, we are in full compliance with those requirements and do not anticipate having to pay reserves related to these master leases in the future.
On October 17, 2019, we announced our intention to build a headquarter campus in Dania Beach, Florida of up to 500,000 square feet by 2022. We have entered into an agreement in principle to secure the land and expect to have a finalized, definitive agreement by December 2019. We estimate the total capital outlay for the project will be approximately $250 million over 36 months.

Off-Balance Sheet Arrangements
As of September 30, 2019, we had lines of credit related to corporate credit cards of $33.6 million from which we had drawn $1.3 million.
As of September 30, 2019, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of September 30, 2019, we had drawn $17.0 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of September 30, 2019, we did not hold any derivatives.
As of September 30, 2019, we have $11.1 million in uncollateralized surety bonds and a $35.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $21.2 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding unrealized gains or losses related to fuel derivative contracts, out-of-period fuel federal excise tax, loss on disposal of assets, special charges (credits) and a supplemental rent adjustment resulting from the release of an accrual related to an aircraft lease modification, divided by ASMs.
“Adjusted CASM ex-fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges (credits) and a supplemental rent adjustment resulting from the release of an accrual related to an aircraft lease modification, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2019 and 2018 represented approximately 30.1% and 31.6% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $98 million. As of September 30, 2019 and December 31, 2018, we did not have any outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $104.8 million and $102.8 million, as of September 30, 2019 and December 31, 2018, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of September 30, 2019, we had $2,043.3 million outstanding in fixed-rate debt related to the purchase of 32 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $2,147.1 million. As of December 31, 2018, we had $2,099.2 million outstanding in fixed-rate debt related to the purchase of 30 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,034.2 million.
Variable-Rate Debt. As of September 30, 2019, we had $160.0 million outstanding in variable-rate long-term debt, which had a fair value of $160.0 million. As of December 31, 2018, we had $135.3 million outstanding in variable-rate debt, which had a fair value of $135.3 million. During the nine months ended September 30, 2019, a hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $1.2 million.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission on February 13, 2019, other than the addition of the following risk factor. Investors are urged to review such risk factors carefully.

Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, financial condition and our results of operations.
Certain of the products and services that we purchase, including our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. In early October 2019, the World Trade Organization ruled that the United States could impose $7.5 billion in retaliatory tariffs in response to illegal European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including a 10% tariff on commercial aircraft and related parts. These tariffs would apply to aircraft and other parts that we are already contractually obligated to purchase. The imposition of these tariffs could substantially increase the cost of, among other things, new Airbus aircraft and parts required to service our Airbus fleet, which in turn could have a material adverse effect on our business, financial condition and/or results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase as many aircraft as we intended in the future. Any such action could have a material adverse effect on the size of our fleet, business, financial condition and/or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the third quarter of 2019. All stock repurchases during this period were made from employees who received restricted stock units. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1-31, 2019	—	$—	—	$—
August 1-31, 2019	458	$38.36	—	$—
September 1-30, 2019	2,487	$36.14	—	$—
Total	2,945	$36.49	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibits
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.

October 23, 2019	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer