Form 10-K
period 2019-12-31
Spirit Airlines, Inc.
filed 2020-02-05
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35186
Spirit Airlines, Inc.

(Exact name of registrant as specified in its charter)

Delaware			38-1747023
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2800 Executive Way	Miramar	Florida	33025
(Address of principal executive offices)			(Zip Code)

(954) 447-7920
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Voting Common Stock, $0.0001 par value	SAVE	New York Stock Exchange
Non-Voting Common Stock, $0.0001 par value	SAVE	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.2 billion computed by reference to the last sale price of the common stock on the New York Stock Exchange on June 30, 2019, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on January 28, 2020:

Class	Number of Shares
Common Stock, $0.0001 par value per share	68,455,011

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2019.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview
Spirit Airlines, headquartered in Miramar, Florida, offers affordable travel to value-conscious customers. Our all-Airbus fleet is one of the youngest and most fuel efficient in the United States. We currently serve more than 600 daily flights to 77 destinations in 16 countries throughout the United States, Latin America and the Caribbean. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

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
Through branded campaigns, we educate the public on how our unbundled pricing model works and show them how it provides a choice on how they spend their money and saves them money compared to other airlines. We show our commitment to delivering the best value in the sky by continuing to make improvements to the customer experience, including a freshly updated cabin interior with ergonomically-designed seats and self bag-tagging in most airports to reduce check-in processing time.
Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:

Ultra Low-Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain among the highest operating margins in our industry and support continued growth. Our operating costs per available seat mile ("CASM") of 7.97 cents in 2019 were significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:

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
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to generate significant non-ticket revenue, which allows us to lower base fares and enables our passengers to identify, select and pay for only the products and services they want to use. In implementing our unbundled strategy, we have grown non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $56 in 2019 by:

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
Experienced International Operator. We believe we have substantial experience in foreign aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2019, 2018 and 2017, no revenue from any one foreign country represented greater than 4% of our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
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

Route Network
As of December 31, 2019, our route network included 319 markets served by 75 airports throughout the United States, Latin America and the Caribbean.
Below is a route map of our current network, which includes seasonal routes and routes announced as of January 29, 2020 for which service has not yet started:

SEATTLE-TACOMA
PORTLAND
MINNEAPOLIS - ST. PAUL
PLATTSBURGH / MONTREAL
NIAGARA FALLS / TORONTO
CHICAGO / O'HARE
DETROIT
BOSTON
HARTFORD
CLEVELAND
AKRON-CANTON
NEWARK
NEW YORK / LAGUARDIA
PITTSBURGH
LATROBE
DENVER
INDIANAPOLIS
PHILADELPHIA
ATLANTIC CITY
SACRAMENTO
KANSAS CITY
COLUMBUS
BALTIMORE / WASHINGTON D.C.
OAKLAND
CHARLESTON
RICHMOND
LAS VEGAS
NASHVILLE
GREENSBORO
ASHEVILLE
RALEIGH-DURHAM
BURBANK
CHARLOTTE
LOS ANGELES
PHOENIX
DALLAS/ FORT WORTH
ATLANTA
SAN DIEGO
MYRTLE BEACH
AUSTIN
NEW ORLEANS
JACKSONVILLE
HOUSTON / BUSH INTERCONTINENTAL
ORLANDO
TAMPA
FT. MYERS
WEST PALM BEACH
FT. LAUDERDALE
LOS CABOS
MEXICO
CANCUN
MEXICO
SANTIAGO
DOMINICAN REPUBLIC
PUNTA CANA
DOMINICAN REPUBLIC
SAN JUAN
PUERTO RICO
MONTEGO BAY
JAMAICA
PORT-AU-PRINCE
HAITI
ST. THOMAS
ST. MAARTEN
SANTO DOMINGO
DOMINICAN REPUBLIC
AGUADILLA
PUERTO RICO
ST. CROIX
KINGSTON
JAMAICA
SAN PEDRO SULA
HONDURAS
GUATEMALA CITY
GUATEMALA
SAN SALVADOR
EL SALVADOR
ARUBA
MANAGUA
NICARAGUA
BARRANQUILLA
COLOMBIA
PANAMA CITY
PANAMA
CARTAGENA
COLOMBIA
SAN JOSÉ
COSTA RICA
MEDELLÍN
COLOMBIA
BUCARAMANGA
COLOMBIA
ARMENIA
COLOMBIA
BOGOTA
COLOMBIA
CALI
COLOMBIA
GUAYAQUIL
ECUADOR
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
As of December 31, 2019, our top two largest network overlaps are with Southwest Airlines and American Airlines at approximately 62% and 44% of our markets, respectively. Our principal competitors on domestic routes are Southwest Airlines, Delta Air Lines, American Airlines and United Airlines. Our principal competitors to our markets in the Caribbean and Latin

America are JetBlue Airways, American Airlines, Southwest Airlines and United Airlines. Our principal competitive advantage is our relative cost advantage which allows us to offer low base fares profitably. In 2019, our unit operating costs were among the lowest in the U.S. airline industry. In difficult economic or competitive environments, we believe our low unit costs coupled with our relatively stable non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
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
As of December 31, 2019, we had a fleet of 145 Airbus single-aisle aircraft, which are commonly referred to as “A320 family” aircraft. A320 family aircraft include the A319, A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2019, our fleet consisted of 31 A319ceos, 64 A320ceos, 20 A320neos and 30 A321ceos, and the average age of the fleet was 5.9 years. As of December 31, 2019, we owned 91 of our aircraft, of which 37 aircraft are financed through fixed-rate long-term debt with 7 to 12 year terms, 27 aircraft are financed through enhanced equipment trust certificates ("EETCs"), and 27 aircraft were purchased off lease and are currently unencumbered. Refer to “Notes to the Financial Statements—13. Debt and Other Obligations” for information regarding our debt financing and “Notes to the Financial Statements—4. Special Charges” for information regarding our aircraft purchased off lease. As of December 31, 2019, we had 52 aircraft financed under operating leases and 2 aircraft financed under finance leases with lease term expirations between 2020 and 2037. In addition, as of December 31, 2019, we had 9 spare engines financed under operating leases and owned 14 spare engines.
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus S.A.S. ("Airbus") for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319, A320 and A321 aircraft with such aircraft scheduled for delivery through 2027. As of December 31, 2019, our firm aircraft orders consisted of 135 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, we had 12 direct operating leases for A320neos with third-party lessors, with deliveries expected through 2021. As of December 31, 2019, spare engine orders consisted of one V2500 SelectTwo engine with IAE and four PurePower PW 1100G-JM engines with Pratt & Whitney scheduled for delivery from 2020 through 2023. The firm aircraft orders provide for capacity growth as well as the flexibility to add to, or replace, the aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends.
Consistent with our ULCC business model, each of our aircraft is configured with a high density seating configuration, which helps us maintain a lower unit cost and pass savings to our customers. Our high density seating configuration accommodates more passengers than those of our competitors when comparing the same type of aircraft.
Maintenance and Repairs
We have a Federal Aviation Administration ("FAA") mandated and approved maintenance program, which is administered by our technical services department. Our maintenance technicians undergo extensive initial and ongoing training to ensure the safety of our aircraft. For the second year in a row, we have achieved the FAA's highest award for Technical Training, the Diamond Award of Excellence. This award is only achieved if 100% of technicians receive the FAA's Aircraft Maintenance Technician ("AMT") Certificate of Training.
Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 24 to 36 months. Heavy engine maintenance is performed approximately every six years and includes a more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, heavy airframe maintenance checks, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for the majority of our current fleet with IAE and Pratt & Whitney for our engine overhaul services and with Lufthansa Technik on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.
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
In 2017, we opened a 126,000-square-foot maintenance hangar facility, adjacent to the airfield at the Detroit Metropolitan Wayne County Airport, which allows us to fulfill the maintenance requirements of our growing fleet and will reduce dependence on third-party facilities and contract line maintenance. Please see “-Properties-Ground Facilities.”
Employees
Our business is labor intensive, with labor costs representing approximately 26.0%, 24.2% and 23.4% of our total operating costs for 2019, 2018 and 2017, respectively. As of December 31, 2019, we had 2,390 pilots, 4,179 flight attendants, 68 dispatchers, 304 ramp service agents, 270 passenger service agents, 778 maintenance personnel, 214 airport agents/other and 735 employees in administrative roles for a total of 8,938 employees. As of December 31, 2019, approximately 81% of our employees were represented by five labor unions. On an average full-time equivalent basis, for the full year 2019, we had 8,077 employees, compared to 7,110 in 2018.
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
In February 2018, the pilot group voted to approve the current five-year agreement. In connection with the current agreement, we incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts were recorded in special charges within operating expenses in the statement of operations for the year ended December 31, 2018. For additional information, refer to “Notes to the Financial Statements—4. Special Charges.”
In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants and in May 2016, the flight attendants voted to approve the new five-year contract.
Our dispatchers are represented by the PAFCA. In June 2018, we commenced negotiations with PAFCA for an amended agreement with our dispatchers. In October 2018, we reached a tentative agreement for a new five-year agreement, which was ratified by the PAFCA members in October 2018.
In July 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, covering material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement, which is amendable in June 2020.
Our passenger service agents voted to be represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. As of December 31, 2019, we continued to negotiate with the TWU.

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
In 2019, we began the process of upgrading our enterprise accounting software. This project was suspended in the third quarter of 2019 and we have elected to re-evaluate and pursue the optimal solution. In addition, we implemented a new website built on a more stable codebase which provides for a better user experience. In addition, we invested in improving the stability of our mobile application.
Throughout 2020, we will continue to migrate critical business applications into the cloud infrastructure, allowing us to take increasing advantage of the analytics and automation functions. These improvements provide further opportunities to increase business intelligence and flexibility, improve business continuity, mitigate disaster scenarios and enhance data security. We intend to continue to invest resources in cyber security to protect our data, operations and our customers' privacy.
Foreign Ownership
Under DOT regulations and federal law, we must be controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.
We believe we are currently in compliance with such foreign ownership rules.
Government Regulation
Operational Regulation
The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the FAA. The DOT has jurisdiction over economic and consumer issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability and disabled passenger transportation, reporting of mishandled bags, tarmac delays and responding to customer complaints among other areas. In August 2019, the DOT issued a Final Statement of Enforcement Priorities Regarding Service Animals, to highlight its intended enforcement focus pending issuance of a new rule. In January 2020, the DOT issued a Notice of Proposed Rulemaking to seek comment on proposed amendments to its Nondiscrimination on the Basis of Disability in Air Travel regulations regarding transportation of service animals. In 2016, Congress passed a law requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours. Though the DOT has been collecting information from carriers and other interested parties and organizations from which to develop a final rule, as of January 2020, a rule has not been issued. Additional rules, including disabled passenger rules, may be issued in 2020. See “Risk Factors—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws which could harm our business, results of operations and financial condition."
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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety, including rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2019, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. Any new or revised operational regulations in the future could result in further increased costs. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
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

ITEM 1A.    RISK FACTORS

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act") which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Additional risks or uncertainties (i) that are not currently known to us, (ii) that we currently deem to be immaterial, or (iii) that could apply to any company, could also materially adversely affect our business, financial condition, or future results. You should carefully consider the risks described below and the other information in this report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. References in this report to “Spirit,” “we,” “us,” “our,” or the “Company” shall mean Spirit Airlines, Inc., unless the context indicates otherwise.

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
The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition has, and may continue to, adversely affect our revenue generation. Moreover, many other airlines have begun to unbundle services by charging separately for services such as baggage and advance seat selection. This unbundling and other cost reducing measures could enable competitor airlines to reduce fares on routes that we serve. Beginning in 2015, and continuing through 2019, more widespread availability of low fares, including from legacy network carriers, coupled with an increase in domestic capacity led to dramatic changes in pricing behavior in many U.S. markets. Many domestic carriers began matching lower cost airline pricing, either with limited or unlimited inventory.
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
Many of the traditional network airlines in the United States have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. They also have completed large mergers that have increased their scale and share of the travel market. The mergers between AMR Corporation and US Airways Group, Inc., between Delta Air Lines and Northwest Airlines, between United Airlines and Continental Airlines, between Southwest Airlines and AirTran Airways, and between Alaska Airlines and Virgin America, have created five large airlines, with substantial national and international networks which creates a more challenging competitive environment for smaller airlines like us. In the future, there may be additional consolidation in our industry. Any business combination could significantly alter industry conditions and competition within the airline industry, which could have an adverse effect on our business.

Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies, new pricing policies designed to compete with ULCCs or new market entrants. Any such competitor may have greater financial resources and access to less expensive sources of capital than we do, which could enable them to operate their business with a lower cost structure, or enable them to operate with lower-marginal revenues without substantial adverse effects, than we can. If these competitors adopt and successfully execute a ULCC business model, we could be materially adversely affected. In 2015, Delta Air Lines began to market and sell a "Basic Economy" product which was designed in part to provide its customers with a low base fare similar to Spirit. In 2017, American Airlines and United Airlines announced their own "Basic Economy" product, and other airlines like Alaska Airlines and beginning in late 2019, JetBlue, have followed suit.
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
Aircraft fuel costs represented 29.8%, 31.6% and 27.3% of our total operating expenses for 2019, 2018 and 2017, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could disrupt oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East and Venezuela, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.
Aircraft fuel prices have been subject to high volatility, fluctuating substantially over the past several years. For example, our fuel prices spiked at a high of $3.32 per gallon, in the second quarter of 2012, fell as low as $1.22 per gallon in the first quarter of 2016 and remained at over $2.00 per gallon throughout 2019. We cannot predict the future availability, price volatility or cost of aircraft fuel. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase or decrease in the price of aircraft fuel can have a significant negative impact on our operating costs or revenues and on our business, results of operations and financial condition.
The International Maritime Organization ("IMO") has set January 1, 2020 as the implementation date for ships to comply with its new low-sulfur fuel oil requirements. It is uncertain how the availability and price of jet fuel around the world will be affected by the implementation of the IMO 2020 Regulations. Increased costs and/or decreased supply of jet fuel may be material and could adversely affect the results of our operations and financial condition.
Fuel derivative activity, if any, may not reduce fuel costs.
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps ("jet fuel swaps") and

United States Gulf Coast jet fuel options ("jet fuel options"). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2019, we had no outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”
Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
During 2019, 2018 and 2017, we generated non-ticket revenues of $1,943.7 million, $1,618.9 million and $1,280.2 million, respectively. Our non-ticket revenues are generated from charges for, among other things, baggage, bookings through certain of our distribution channels, advance seat selection, itinerary changes and loyalty programs. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and Federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
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
These factors can adversely affect, and from time to time have adversely affected, our results of operations, our ability to obtain financing on acceptable terms and our liquidity. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs can reduce spending for price-sensitive leisure and business travel. For many travelers, in particular the price-sensitive travelers we serve, air transportation is a discretionary purchase that they may reduce or eliminate from their spending in difficult economic times. The overall decrease in demand for air transportation in the United States in 2008 and 2009 resulting from record high fuel prices and the economic recession required us to take significant steps to reduce our capacity, which reduced our revenues. Unfavorable economic conditions could also affect our ability to raise prices to counteract the effect of increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.
The airline industry faces ongoing security concerns and related cost burdens, furthered by threatened or actual terrorist attacks or other hostilities that could significantly harm our industry and our business.
The terrorist attacks of September 11, 2001 and their aftermath negatively affected the airline industry. The primary effects experienced by the airline industry included:

•	substantial loss of revenue and flight disruption costs caused by the grounding of all commercial air traffic in or headed to the United States by the FAA for days after the terrorist attacks;

•	increased security and insurance costs;

•	increased concerns about future terrorist attacks;

•	airport shutdowns and flight cancellations and delays due to security breaches and perceived safety threats; and

•	significantly reduced passenger traffic and yields due to the subsequent dramatic drop in demand for air travel.
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
Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, new travel related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017 and Hurricane Dorian in August 2019) as well as southern Texas (such as Hurricane Harvey in August 2017), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico and the December 2019 and January 2020 earthquakes in Puerto Rico) can cause flight cancellations, significant delays and facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and Coronavirus, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. Any increases in travel related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in January 2019 may have a negative impact on our operations and financial results.
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
Our business is labor intensive, with labor costs representing approximately 26.0%, 24.2% and 23.4% of our total operating costs for 2019, 2018 and 2017, respectively. As of December 31, 2019, approximately 81% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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

During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the current five-year agreement with us. In connection with the current agreement, we incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts were recorded in special charges within operating expenses in the statement of operations for the year ended 2018.
In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. In May 2016, we entered into a five-year agreement with our flight attendants, which becomes amendable May 2021.
Our dispatchers are represented by the PAFCA. In June 2018, we commenced negotiations with PAFCA for an amended agreement with our dispatchers. In October 2018, PAFCA and the Company reached a tentative agreement for a new five-year agreement, which was ratified by the PAFCA members in October 2018.
In July 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement with the IAMAW, which is amendable in June 2020.
In June 2018, our passenger service agents voted to be represented by the TWU, but the representation applies only to the our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. As of December 31, 2019, we continued to negotiate with the TWU.
If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions or stoppages, such as the strike by our pilots in June 2010 and the operational disruption from pilot-related work action experienced in 2017. A strike or other significant labor dispute with our unionized employees is likely to adversely affect our ability to conduct business. Any agreement we do reach could increase our labor and related expenses.
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
The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2019, our 145 aircraft fleet consisted of 52 aircraft financed under operating leases, 2 aircraft financed under finance leases, 64 aircraft financed under debt arrangements, and 27 aircraft purchased off lease and currently unencumbered. In 2019 and 2018, we paid the lessors rent of $181.0 million and $214.0 million, respectively. In connection with our aircraft and engines, in 2019, we received maintenance deposits, net of payments, of $22.5 million and in 2018, we received maintenance deposits, net of payments, of $14.0 million. As of December 31, 2019, we had future aircraft and spare engine operating lease obligations of approximately $1.8 billion. In 2019 and 2018, we made scheduled principal payments of $246.8 million and $137.3 million on our outstanding debt obligations, respectively. As of December 31, 2019, we had future principal debt obligations of $2.2 billion, of which $222.1 million is due in 2020. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt & Whitney for delivery over the next several years. Our ability to pay the fixed costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. The amount of our aircraft related fixed obligations and related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:

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
As of December 31, 2019, we had access to lines of credit from our physical fuel delivery and derivative counterparties and our purchase credit card issuer aggregating $75.1 million and an unsecured standby letter of credit facility of $35.0 million. In addition, we have a revolving credit facility for up to $160 million on which we had drawn $160.0 million as of December 31, 2019. For additional information, refer to "Notes to the Financial Statements—13. Debt and Other Obligations." These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.
A deterioration in worldwide economic conditions may adversely affect our business, operating results, financial condition, liquidity and ability to obtain financing or access capital markets.
The general worldwide economy has in the past experienced downturns due to the effects of the European debt crisis, unfavorable U.S. economic conditions and slowing growth in certain Asian economies, including general credit market crises, collateral effects on the finance and banking industries, energy price volatility, concerns about inflation, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, geopolitical conflict, pandemic risks, government constraints on international trade and liquidity concerns. The airline industry is particularly sensitive to changes in economic conditions, which affect customer travel patterns and related revenues.  A weak economy could reduce our bookings, and a reduction in discretionary spending could also decrease amounts our customers are willing to pay.  Unfavorable economic conditions can also impact the ability of airlines to raise fares to help offset increased fuel, labor and other costs. We cannot accurately predict the effect or duration of any economic slowdown or the timing or strength of a subsequent economic recovery.
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
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2019, we had no outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past, we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. In a falling fuel price environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 12.3 hours for 2019, 12.1 hours for 2018 and 11.6 hours for 2017. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2019, the average age of our aircraft was approximately 5.9 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our balance sheet. Depending on their recoverability, these maintenance reserves may be classified as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.
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
DOT has been aggressive in enforcing regulations for violations of the tarmac delay rules, passenger with disability rules, advertising rules and other consumer protection rules that could increase the cost of airline operations or reduce revenues. Additional rules on providing scheduling, fare and fee information to travel agents and metasearch sites may be issued in the future. In December 2019, the DOT issued a Notice of Proposed Rulemaking ("NPRM") to address access to lavatories on single-aisle aircraft. We expect the DOT to issue an Advance Notice of Proposed Rulemaking ("ANPRM") soliciting comment and gathering updated information on the costs and benefits of requiring airlines to increase the size of lavatories on new single-aisle aircraft to be equivalent to that currently found on twin-aisle aircraft. Other additional disability rules may be proposed in the future.
In October 2018, Congress passed the FAA Reauthorization Act of 2018, which extends FAA funds through fiscal year 2023. The legislation contains provisions which could have effects on our results of operations and financial condition. Among other provisions, the new law requires the DOT to lift the payment cap on denied boarding compensation, create new requirements for the treatment of disabled passengers, and treble the maximum civil penalty for damage to wheelchairs and other assistive devices or for injuring a disabled passenger. Under the Act, the FAA is required to issue rules establishing minimum dimensions for passenger seats, including seat pitch, width and length. The Act also establishes new rest requirements for flight attendants and requires, within one year, that the FAA issue an order mandating installation of a secondary cockpit barrier on each new aircraft.

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
Certain of the products and services that we purchase, including our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. In early October 2019, the World Trade Organization ruled that the United States could impose $7.5 billion in retaliatory tariffs in response to illegal European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including a 10% tariff on new commercial aircraft. These tariffs apply to aircraft that we are already contractually obligated to purchase. These tariffs are under continuing review and at any time could be increased, decreased, eliminated or applied to a broader range of products we use. The imposition of these tariffs may substantially increase the cost of, among other things, imported new Airbus aircraft and parts required to service our Airbus fleet, which in turn could have a material adverse effect on our business, financial condition and/or results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase as many aircraft as we intended in the future. Any such action could have a material adverse effect on the size of our fleet, business, financial condition and/or results of operations.
We may not be able to implement our growth strategy.
Our growth strategy includes acquiring additional aircraft, increasing the frequency of flights and size of aircraft used in markets we currently serve, and expanding the number of markets we serve where our low cost structure would likely be successful. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. We face numerous challenges in implementing our growth strategy, including our ability to:

•	maintain profitability;

•	acquire delivery positions of and/or financing for new or used aircraft;

•	access airports located in our targeted geographic markets where we can operate routes in a manner that is consistent with our cost strategy;

•	acquire new and used aircraft in accordance with our intended delivery schedule, and obtain sufficient spare parts or related support services from our suppliers on a timely basis;

•	gain access to international routes;

•	access sufficient gates and other services at airports we currently serve or may seek to serve; and

•	maintain efficient utilization and capacity of our existing aircraft.
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
In addition, our automated systems cannot be completely protected against events that are beyond our control, including natural disasters, cyber attacks, disruption of electrical grid or telecommunications failures. Substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans; however, we cannot assure you that these measures are adequate to prevent disruptions. Disruption in, changes to or a breach of, these systems could result in a disruption to our business and the loss of important data. Moreover, in the event of system outages or interruptions, we may not be able to recover from our information technology and software providers all or any portion of the costs or business losses we may incur. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information, credit card data and other confidential information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Although we take steps to secure our management information systems, and although auditors review and approve the security configurations and management processes of these systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective, and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber attacks, computer viruses, power loss, or other disruptive events.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. In addition, attacks not targeted at us, but targeted solely at suppliers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, suppliers and others.
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
In the processing of our customer transactions, we receive, process, transmit and store a large volume of identifiable personal data, including financial data such as credit card information. This data is increasingly subject to legislation and regulation, such as the California Consumer Privacy Act and the Fair Accurate Credit Transparency Act and Payment Card Industry legislation, typically intended to protect the privacy of personal data that is collected, processed and transmitted. More generally, we rely on consumer confidence in the security of our system, including our website on which we sell the majority of our tickets. Our business, results of operations and financial condition could be adversely affected if we are unable to comply with existing privacy obligations or legislation or regulations are expanded to require changes in our business practices.
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
As of December 31, 2019, we had a single fuel service contract with World Fuel Services Corporation to manage the majority of the sourcing and contracting of our fuel supply. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
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
One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE, or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. Since the addition of A320neo aircraft in 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, designed and manufactured by Pratt & Whitney, which has resulted in diminished service availability of such aircraft. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions. Due in part to issues involving the new engine, we renegotiated certain aspects of our aircraft delivery schedule in prior years. We originally had four A320neos scheduled for delivery in 2018 of which two were converted to A320ceo aircraft, and delivered in 2017, and the remaining two were deferred until 2019. In January 2018, we also amended our 2019 order to convert five of our 2019 A320neo aircraft to A320ceo aircraft. As of December 31, 2019, we operated 20 A320neo aircraft with PW 1100G-JM engines. We cannot be certain that the new generation PW1100G-JM issues will be adequately corrected or if the defect will require the grounding of any of our A320neos. These types of events, if appropriate design or mechanical modifications cannot be implemented, could materially adversely affect our business, results of operations and financial condition. Moreover, the use of our aircraft could be suspended or restricted by regulatory authorities in the event of actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft, engines or components that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft, engines or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.
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

There is also an increasing international focus on climate change, carbon emissions and environmental regulation. Members of the International Civil Aviation Organization ("ICAO") have been negotiating a global agreement in greenhouse gas emissions for the aviation industry. In October 2016, the ICAO adopted the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. Further, in June 2018 the ICAO adopted standards pertaining to the collection and sharing of information in international aviation emissions beginning in 2019. We are a participant in the CORSIA program. The CORSIA will increase operating costs for Spirit and other U.S. airlines that operate internationally. The CORSIA is expected to be implemented in phases, with information sharing beginning in 2019 and phase I beginning in 2021. Certain details are still being developed and the impact cannot be fully predicted. Compliance with CORSIA could significantly increase our operating costs beginning in 2020 and beyond. The potential impact of CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that we would need to acquire, the efficiency of our fleet and the number of flights subject to these requirements. These costs have not been completely defined and could fluctuate.
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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2019, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2019, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2019, we operated a fleet of 145 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned	Number Leased
A319	145	13.3	31	23	8
A320ceo	174 - 182	5.2	64	36	28
A320neo	182	1.2	20	2	18
A321	228	3.0	30	30	—
		5.9	145	91	54
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319, A320 and A321 aircraft with such aircraft scheduled for delivery through 2027. As of December 31, 2019, our firm aircraft orders consisted of 135 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, we had 12 direct operating leases for A320neos with third-party lessors, with deliveries expected through 2021. We also have one spare engine order for a V2500 SelectTwo engine with IAE and four spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2020 through 2023.
Ground Facilities
We lease all of our facilities at each of the airports we serve, with the exception of our aircraft maintenance hangar in Detroit, which we own and operate on leased land. Our leases for terminal passenger service facilities, which include ticket counter and gate space, operations support areas and baggage service offices, generally have a term ranging from month-to-month to 16 years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We also have entered into use agreements at the airports we serve that provide for the non-exclusive use of runways, taxiways and other airfield facilities. Landing fees paid under these agreements are based on the number of landings and weight of the aircraft.
As of December 31, 2019, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 12% of our capacity operating from FLL during 2019. We operate primarily out of Terminal 4 at FLL. We currently use up to ten gates simultaneously at Terminal 3 and Terminal 4. We have preferential access to six of the Terminal 4 gates, preferential access to four of the Terminal 3 gates, common use access to the remaining four Terminal 4 gates, and common use access to the remaining Terminal 3 gates. Other airports through which we conduct significant operations include Orlando International Airport (MCO), McCarran International Airport (LAS), Detroit Metropolitan Wayne County Airport (DTW), Baltimore/Washington International Airport (BWI), and Chicago O'Hare International Airport (ORD).
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
Our principal executive offices and headquarters are located in a leased facility at 2800 Executive Way, Miramar, Florida 33025, consisting of approximately 56,000 square feet. The lease for this facility expires in January 2025. In January 2014, we expanded our principal executive offices and headquarters by leasing an additional facility located at 2844 Corporate Way, Miramar, Florida 33025, consisting of approximately 15,000 square feet. The lease for this facility expires in January 2025. In March 2018, we added approximately 26,000 square feet of office space at 2877-2899 N Commerce Parkway, Miramar, FL 33025 to further support the corporate headquarters. The lease on this space expires on June 30, 2021.
On December 18, 2019, we purchased an 8.5-acre parcel of land and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we intend to build a new headquarters campus. In connection with the lease agreement, we are expected to build a 200-unit residential building. Construction of the headquarters campus is expected to commence mid-year 2020 and be completed in approximately two years.

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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price of our common stock
Our common stock is listed and traded on the NYSE under the symbol "SAVE." The following table shows, for the periods indicated, the high and low closing per share sales prices for our common stock.

	High	Low
Fiscal year ended December 31, 2018
First Quarter	$48.26	$36.99
Second Quarter	39.61	34.98
Third Quarter	49.27	36.13
Fourth Quarter	64.59	43.83
Fiscal year ended December 31, 2019
First Quarter	$63.06	$51.55
Second Quarter	58.30	45.95
Third Quarter	55.05	36.03
Fourth Quarter	41.37	33.10
As of January 28, 2020, there were approximately 85 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2020 Proxy Statement is incorporated herein by reference.
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
Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2019. Repurchases of equity securities during the period include repurchases made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2019	—	$—	—	$—
November 1-30, 2019	2,004	39.39	—	—
December 1-31, 2019	114	38.48	—	—
Total	2,118	$39.34	—

During the first three quarters of 2019, we repurchased 89 thousand shares for a total of $5.4 million. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock awards.
Stock Performance Graph
The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the NYSE ARCA Airline Index for the period beginning on December 31, 2014 and ending on December 31, 2019. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 31, 2014, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2014 to December 31, 2019, is not necessarily indicative of future results.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Spirit	$100.00	$52.73	$76.55	$59.34	$76.63	$53.33
NYSE ARCA Airline Index	$100.00	$84.74	$108.90	$115.64	$90.89	$111.56
NASDAQ Composite Index	$100.00	$107.11	$116.72	$151.41	$147.16	$201.22

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
We derived the selected statements of operations data for the years ended December 31, 2019, 2018 and 2017 and the balance sheet data as of December 31, 2019 and 2018 from our audited financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2016 and 2015 and the balance sheet data as of December 31, 2017, 2016 and 2015 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except share and per-share data)
Operating revenues:
Passenger (1)	$3,757,605	$3,260,015	$2,572,887	$2,257,801	$1,169,338
Other (1)	72,931	63,019	70,665	62,220	972,125
Total operating revenue	3,830,536	3,323,034	2,643,552	2,320,021	2,141,463
Operating expenses:
Aircraft fuel (2)	993,478	939,324	615,581	447,553	461,447
Salaries, wages and benefits	865,019	719,635	527,959	472,471	377,508
Landing fees and other rents	256,275	214,677	180,655	151,679	131,077
Depreciation and amortization	225,264	176,727	140,152	101,136	73,908
Aircraft rent	182,609	177,641	205,852	201,675	211,531
Distribution	153,770	137,001	113,472	96,895	86,576
Maintenance, materials and repairs	143,575	129,078	110,439	98,587	80,448
Loss on disposal of assets	17,350	9,580	4,168	4,187	1,604
Special charges (3)	717	88,921	12,629	37,189	673
Other operating	491,432	379,536	347,820	267,191	207,569
Total operating expenses	3,329,489	2,972,120	2,258,727	1,878,563	1,632,341
Operating income	501,047	350,914	384,825	441,458	509,122
Other (income) expense:
Interest expense (4)	101,350	83,777	57,302	41,654	20,382
Capitalized interest (5)	(12,471)	(9,841)	(13,793)	(12,705)	(11,553)
Interest income	(25,133)	(19,107)	(8,736)	(5,276)	(2,125)
Other expense	875	752	366	528	15
Special charges, non-operating (6)	—	90,357	—	—	—
Total other expense (income)	64,621	145,938	35,139	24,201	6,719
Income before income taxes	436,426	204,976	349,686	417,257	502,403
Provision (benefit) for income taxes (7)	101,171	49,227	(65,836)	153,774	185,183
Net income	$335,255	$155,749	$415,522	$263,483	$317,220
Earnings Per Share:
Basic	$4.90	$2.28	$6.00	$3.75	$4.39
Diluted	$4.89	$2.28	$5.99	$3.74	$4.38
Weighted average shares outstanding:
Basic	68,428,528	68,248,931	69,220,750	70,343,935	72,207,725
Diluted	68,558,629	68,430,832	69,376,930	70,507,596	72,426,060

(1)	Amounts prior to 2016 do not reflect the adoption of ASU No. 2014-09 (ASU 2014-09), "Revenue from Contracts with Customers," completed in the first quarter of 2018.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Into-plane fuel cost	$993,478	$939,324	$615,581	$447,533	$454,747
Realized losses (gains) related to fuel derivatives contracts, net	—	—	—	—	10,580
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	—	—	(3,880)
Aircraft fuel expense	$993,478	$939,324	$615,581	$447,533	$461,447

(3)
Special charges include: (i) for 2015, $0.7 million related to restructuring charges for outsourcing of ramps and passenger services; (i) for 2016, $37.2 million related to lease termination charges recognized in connection with the purchase of 7 aircraft formerly financed under operating lease agreements; (iii) for 2017, $12.6 million related to lease termination charges recognized in connection with the purchase of one engine and one aircraft formerly financed under operating lease agreements; (iv) for 2018, $88.7 million related to the ratification incentive payment made in connection with the new collective bargaining agreement with our pilots; (v) for 2019, $0.7 million related to the write-off of aircraft related credits resulting from the exchange of credits negotiated under the new purchase agreement with Airbus. Please see "Notes to Financial Statements—4. Special Charges" for further discussion.

(4)	Interest expense in 2015, 2016, 2017, 2018 and 2019 primarily relates to interest related to financing of purchasing aircraft.

(5)
Interest attributable to funds used to finance the acquisition of new aircraft, including PDPs is capitalized as an additional cost of the related asset. In 2015, 2016, 2017, 2018, and 2019, capitalized interest primarily represents interest related to the financing of purchased aircraft.

(6)
In 2018, special charges, non-operating of $90.4 million represents interest related to an aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to finance leases. Please see "Notes to Financial Statements—4. Special Charges" for further discussion.

(7)
During the twelve months ended December 31, 2017, we recorded a non-recurring income tax benefit of $196.7 million ($2.84 and $2.84 per basic and diluted share, respectively) due to the enactment of the Tax Cuts and Jobs Act of 2017.

The following table presents balance sheet data for the periods presented:

	As of December 31,
	2019	2018	2017	2016	2015
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$978,957	$1,004,733	$800,849	$700,900	$803,632
Short-term investment securities	105,321	102,789	100,937	100,155	—
Total assets (8) (9) (10)	7,043,412	5,165,457	4,145,800	3,153,629	2,530,545
Long-term debt and finance leases, including current portion	2,219,305	2,188,331	1,502,928	981,713	646,330
Shareholders' equity (9)	2,261,332	1,928,504	1,762,574	1,385,184	1,225,310

(8)	Prior period amounts have been reclassified to conform to ASU No. 2015-17 (ASU 2015-17), "Income Taxes" issued in November 2015.

(9)	Amounts prior to 2016 do not reflect the adoption of ASU No. 2014-09 (ASU 2014-09), "Revenue from Contracts with Customers," completed in the first quarter of 2018.

(10)	Amounts prior to 2019 do not reflect the adoption of ASU No. 2016-02, "Leases (Topic 842)," completed in the first quarter of 2019.

	Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Statistics (unaudited) (A)
Average aircraft	135.2	118.9	103.6	86.2	72.7
Aircraft at end of period	145	128	112	95	79
Average daily aircraft utilization (hours)	12.3	12.1	11.6	12.4	12.7
Average stage length (miles)	1,002	1,032	999	979	987
Block hours	607,055	526,343	438,728	389,914	337,956
Departures	227,041	192,845	165,449	149,514	128,902
Passenger flight segments (thousands)	34,537	29,312	24,183	21,618	17,921
Revenue passenger miles (RPMs) (thousands)	35,245,285	30,623,379	24,605,512	21,581,611	17,995,311
Available seat miles (ASMs) (thousands)	41,783,001	36,502,982	29,592,819	25,494,645	21,246,156
Load factor (%)	84.4	83.9	83.1	84.7	84.7
Fare revenue per passenger flight segment ($)	54.63	58.14	56.38	55.42	65.25
Non-ticket revenue per passenger flight segment ($)	56.28	55.23	52.94	51.90	54.24
Total revenue per passenger segment ($)	110.91	113.37	109.32	107.32	119.49
Average yield (cents)	10.87	10.85	10.74	10.75	11.90
Total operating revenue per ASM (TRASM) (cents)	9.17	9.10	8.93	9.10	10.08
CASM (cents)	7.97	8.14	7.63	7.37	7.68
Adjusted CASM (cents) (B)	7.93	7.87	7.59	7.21	7.69
Adjusted CASM ex fuel (cents) (C)	5.55	5.30	5.51	5.45	5.50
Fuel gallons consumed (thousands)	470,939	412,256	343,709	302,781	255,008
Average fuel cost per gallon ($)	2.11	2.28	1.79	1.48	1.81

(A)	See “Glossary of Airline Terms” elsewhere in this annual report for definitions of terms used in this table.

(B)	Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2019		2018		2017		2016		2015
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.97		8.14		7.63		7.37		7.68
Less:
Unrealized losses (gains) related to fuel derivative contracts	$—	—	$—	—	$—	—	$—	—	$(3.9)	(0.02)
Loss on disposal of assets	17.4	0.04	9.6	0.03	4.2	0.01	4.2	0.02	1.6	0.01
Special charges	0.7	—	88.9	0.24	12.6	0.04	37.2	0.15	0.7	—
Supplemental rent adjustments related to lease modifications	(0.5)	—	—	—	(4.1)	(0.01)	—	—	—	—
Adjusted CASM (cents)		7.93		7.87		7.59		7.21		7.69

(C)	Excludes aircraft fuel expense, loss on disposal of assets, special charges and supplemental rent adjustments related to lease modifications.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of fiscal year 2019 compared to fiscal year 2018 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2017 items and fiscal year 2018 compared to fiscal year 2017, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which was filed with the United States Securities and Exchange Commission on February 13, 2019 and is incorporated herein by reference.

2019 Year in Review
The year 2019 marks our thirteenth consecutive year of profitability. In 2019, we increased our capacity by 14.5%, as we grew our fleet of Airbus single-aisle aircraft from 128 to 145 aircraft, launched service to 54 new markets and added 7 new destinations: Austin, Texas; Nashville, Tennessee; Burbank, California; Charlotte-Douglas, North Carolina; Indianapolis, Indiana; Raleigh-Durham, North Carolina; Sacramento, California.
During 2019, we earned net income of $335.3 million ($4.89 per share, diluted), compared to net income of $155.7 million ($2.28 per share, diluted) in 2018. The increase in earnings was primarily driven by a 15.1% increase in our traffic and a 0.2% increase in average yield, year over year. In addition, we recorded special charges in 2018 that contributed to the increase in earnings year over year. During 2018, we recorded $90.4 million in special charges, non-operating and $88.9 million in special charges, operating. Refer to “Notes to the Financial Statements—4. Special Charges" for additional information.
For the year ended December 31, 2019, we achieved an operating profit margin of 13.1% on $3,830.5 million in operating revenues. Our traffic grew by 15.1% as we continued to address our value-conscious customers with ultra-low fares. Our operating yield increased by 0.2%, year over year. TRASM in 2019 was 9.17 cents, an increase of 0.8% compared to the prior year. However, total revenue per passenger flight segment decreased 2.2%, year over year, from $113.37 to $110.91 reflecting a shorter average stage length, as compared to the prior year period. Fare revenue per passenger flight segment decreased 6.0% partially offset by a 1.9% increase in non-ticket revenue per passenger flight segment, as compared to the prior year. In addition to the stage length, the decrease in fare revenue per passenger flight segment was driven by lower fares and competitive pricing during the period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher passenger usage fee, higher seat revenue and higher bag revenue per passenger flight segment, as compared to the prior year.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model. Our unit operating costs continue to be among the lowest of any airline in the United States. During 2019, our adjusted CASM ex-fuel increased by 4.7% to 5.55 cents. The increase on a per-ASM basis was primarily due to increases in other operating expense per ASM, salaries, wages and benefits expense per ASM and depreciation and amortization expense per ASM.
During 2019, we took delivery of 4 new aircraft financed under secured debt arrangements, 6 aircraft under sale-leaseback transactions and 7 aircraft under direct operating leases. In addition, we purchased 5 previously leased aircraft. In addition, we took delivery of 4 engines through cash purchases and purchased 2 previously leased engines. As of December 31, 2019, our 145 Airbus A320-family aircraft fleet was comprised of 31 A319ceos, 64 A320ceos, 20 A320neos and 30 A321ceos of which 64 aircraft are financed through secured debt, 52 are financed under operating leases, 2 are financed under finance leases, and 27 are unencumbered. As of December 31, 2019, our aircraft orders consisted of 147 A320 family aircraft scheduled for delivery through 2027.
Operating Revenues
Our operating revenues are comprised of passenger revenues and other revenues.
Passenger revenues

Fare revenues. Tickets sold are initially deferred within air traffic liability on the Company's balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. All tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. Passenger revenues reported prior to the adoption of ASU 2014-09 are now reported as fare revenues within passenger revenues in our disaggregated revenue table within “Notes to the Financial Statements— 3. Revenue Disaggregation."
Non-fare revenues. Our most significant non-fare revenues include revenues generated from air travel-related services paid for baggage, passenger usage fees, advance seat selection, itinerary changes, and loyalty programs. The adoption of ASU 2014-09 impacted the classification of these ancillary items since they are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are now recognized in non-fare revenues within passenger revenues in our disaggregated revenue table within “Notes to the Financial Statements— 3. Revenue Disaggregation." The majority of our passenger non-fare revenues are recognized at time of departure when transportation is provided.
Passenger revenues are recognized once the related flight departs. Accordingly, the value of tickets and non-fare revenues sold in advance of travel is included under our current liabilities as “air traffic liability,” or ATL, until the related air travel is provided. Revenue generated from the FREE SPIRIT credit card affinity program and other loyalty programs are recognized in accordance with the criteria as set forth in Accounting Standards Update ASU 2014-09.

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
Aircraft Rent. Aircraft rent expense consists of all minimum lease payments under the terms of our aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable and estimable return condition obligations. Prior to the adoption of Topic 842 that became effective for the Company on January 1, 2019, aircraft rent expense was net of the amortization of gains and losses on sale leaseback transactions on our flight equipment. Refer to “Notes to the Financial Statements—14. Leases and Prepaid Maintenance Deposits” for information regarding the Company's accounting policy on sale-leaseback transactions after the adoption of Topic 842. As of December 31, 2019, 52 of our 145 aircraft and 9 of our 23 spare engines are financed under operating leases.

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
Loss on Disposal of Assets. Loss on disposal of assets includes the net losses on the disposal of our fixed assets. In addition, subsequent to the adoption of Topic 842 that became effective for the Company on January 1, 2019, it includes net losses or gains resulting from our aircraft and engine sale-leaseback transactions.
Special Charges. Special charges include lease termination charges, ratification incentive payouts related to the new collective bargaining agreements with our pilots and dispatchers and the write-off of aircraft related credits.
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
Other (Income) Expense
Interest Expense. Interest expense in 2019 and 2018 was primarily related to the financing of purchased aircraft.
Capitalized Interest. The Company capitalizes the interest that is primarily attributable to the outstanding PDP balances as a percentage of the related debt on which interest is incurred. Capitalized interest represents interest cost incurred during the acquisition period of a long-term asset and is the amount which theoretically could have been avoided had we not paid PDPs for the related aircraft or engines. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2019 and 2018 primarily related to the interest incurred on long-term debt.
Interest Income. For 2019, interest income represents interest income earned on cash, cash equivalents and short-term investments. For 2018, interest income represents interest income earned on cash, cash equivalents, short-term investments and on funds required to be held in escrow in accordance with the terms of our Series 2017-1 EETC.
Other Expense. Other expense primarily includes realized gains and losses related to foreign currency transactions.
Special Charges, Non-operating. We had no special charges, non-operating in 2019. For 2018, special charges, non-operating represents interest related to an aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to finance leases, until the purchase date of the aircraft. Please see "Notes to Financial Statements—4. Special Charges" for further discussion.
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

Ability to Execute our Growth Strategy. Over recent years, we have pursued a high-growth strategy, which we expect to continue. Execution of such a strategy requires us to effectively deploy new flying into our network, as new routes or increased frequency of existing routes develop. New flying may not perform as well as expected or may result in a competitive reaction. Moreover, our growth strategy depends on the timely delivery of aircraft and engines in accordance with the intended delivery schedule in accordance with the applicable agreement. Delivery delays, as we have experienced from time to time in recent years, may cause us to scale back our growth, unless we are able to replace delayed aircraft in the secondary market or otherwise. Finally, our growth strategy relies in part on our ability to obtain additional facilities in airports, some of which are constrained, as well as additional flight crew, maintenance, and other personnel. We expect to experience an increase in our compensation expense to attract and retain qualified personnel.
Ability to Maintain or Grow Capacity. We pursue a high-growth strategy that expands revenue and maintains lower cost due to economies of scale and lower initial expense for aircraft and labor. Execution of such a strategy depends on the ability to maintain efficient utilization of existing capacity and the timely delivery of new aircraft and engines. In recent years, we have experienced aircraft operational reliability and delivery delays particularly regarding our A320neo aircraft. The new generation aircraft provide fuel burn and other efficiencies, as compared to the older A320ceo aircraft, and the ability to serve additional markets with greater operating range. However, ongoing or expanded reliability and delivery issues could materially impact our operations, costs and net results.
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
Beginning in 2015, and continuing into 2019, the airline industry saw greater and more persistent price discounting than in the preceding several years. In addition, significant airline capacity increases in certain major cities exerted strong downward price pressure in those markets. Finally, beginning in mid-2015 network carriers began matching low-cost carrier and ULCC pricing on portions of their marginal unsold capacity, particularly in their key hub markets. We expect the discounting trend to continue for the foreseeable future.
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
Aircraft Fuel. Fuel costs represents one of our largest operating expenses, as it does for most airlines. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2019, we had no outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015. As of December 31, 2019, we purchased a majority of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
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
We have five union-represented employee groups comprising approximately 81% of our employees at December 31, 2019. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW, and our passenger service agents are represented by the Transport Workers Union, or TWU. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.
During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement and in February 2018, the pilot group voted to approve the current five-year agreement with the Company. In connection with this agreement, we incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts were recorded in special charges within operating expenses in the statement of operations for the year ended December 31, 2018. For further information, refer to “Notes to the Financial Statements—4. Special Charges.”
In March 2016, with the help of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. In May 2016, the flight attendants voted to approve the new five-year contract with the Company.
Our dispatchers are represented by the PAFCA. In June 2018, we commenced negotiations with PAFCA for an amended agreement with our dispatchers. In October 2018, we reached a tentative agreement for a new five-year agreement with our dispatchers, which was ratified by the PAFCA members in October 2018.
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
Our passenger service agents are represented by the TWU, but the representation applies only to the Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. As of December 31, 2019, we continued to negotiate with the TWU.
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
Maintenance Expense. Maintenance expense grew through 2019 and 2018 mainly as a result of a growing fleet and the gradual increase of required maintenance for the older aircraft in our fleet. As the fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the interval between heavy maintenance events, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time. However, we believe, based on our scheduled maintenance events, maintenance expense and maintenance-related amortization expense in 2020 will be approximately $266 million. In addition, we expect to capitalize approximately $100 million of costs for heavy maintenance during 2020.

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
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of our financial statements. For a detailed discussion of our significant accounting policies, refer to “Notes to Financial Statements—1. Summary of Significant Accounting Policies.”
Critical accounting policies are defined as those policies that reflect significant judgments or estimates about matters both inherently uncertain and material to our financial condition or results of operations.

Loyalty Mileage Credits earned with Co-branded credit card.  Customers may earn mileage credits based on their spending with our co-branded credit card company with which we have an agreement to sell mileage credits. The contract to sell mileage credits under this agreement has multiple performance obligations. The agreement provides for joint marketing and we account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative selling prices of those products and services, which generally consists of (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. We determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts.

We defer the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on the balance sheet and recognize loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue as miles are delivered. During the year ended December 31, 2019 and 2018, total cash sales from this agreement were $48.1 million and $39.2 million, respectively, which are allocated to travel and other performance obligations.
Aircraft Maintenance Deposits. Some of our aircraft and engine master lease agreements provide that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our performance of major maintenance activities. These lease agreements generally provide that maintenance reserves are reimbursable to us upon completion of the maintenance event. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, and are used solely to collateralize the lessor for maintenance time run off the aircraft until the completion of the maintenance of the aircraft.
Maintenance reserve payments are reflected as aircraft maintenance deposits in the accompanying balance sheets. We make certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events and the utilization of the aircraft is estimated before it is returned to the lessor. When it is not probable we will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent.
Supplemental rent is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed and probable and estimable return condition obligations. We expensed $4.8 million and $3.4 million of supplemental rent recorded within aircraft rent during 2019 and 2018, respectively. These amounts include $0.5 million and $1.3 million of paid maintenance reserves expensed as supplemental rent during 2019 and 2018, respectively. As of December 31, 2019 and 2018, we had aircraft maintenance deposits of $170.6 million and $245.6 million, respectively, on our balance sheets.
Leased Aircraft Return Costs. Our aircraft lease agreements often contain provisions that require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft, including costs incurred to repair the airframe and engines to the required condition as stipulated by the lease. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. When costs become both probable and estimable, they are accrued as a component of supplemental rent, through the remaining lease term.
When determining the need to accrue lease return costs, there are various factors which need to be considered such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, projected number of hours run on the engine at the time of return, and the number of projected cycles run on the airframe at the time of return, among others. In addition, typically near the lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. As a result of the different factors listed above, management assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. Lease return costs will generally be estimable closer to the end of the lease term but may be estimable earlier in the lease term depending on the contractual terms of the lease agreement and the timing of maintenance events for a particular aircraft.
Results of Operations
In 2019, we generated operating revenues of $3,830.5 million and operating income of $501.0 million resulting in a 13.1% operating margin and net income of $335.3 million. In 2018, we generated operating revenues of $3,323.0 million and operating income of $350.9 million resulting in a 10.6% operating margin and net income of $155.7 million. Operating revenues increased, year over year, mainly as a result of a 15.1% increase in traffic. Increased operations resulted in higher operating expenses across the board with the exception of special charges, which decreased year over year.
As of December 31, 2019, our cash and cash equivalents was $979.0 million, a decrease of $25.8 million compared to the prior year. Cash and cash equivalents is driven by cash from our operating activities offset by cash used to fund PDPs and capital expenditures. In addition to cash and cash equivalents, as of December 31, 2019, we had $105.3 million in short-term investment securities.
Operating Revenues

	Year Ended 2019	% change 2019 versus 2018	Year Ended 2018
Operating revenues:
Fare (thousands)	$1,886,855	10.7%	$1,704,107
Non-fare (thousands)	1,870,750	20.2%	1,555,908
Passenger (thousands)	3,757,605	15.3%	3,260,015
Other (thousands)	72,931	15.7%	63,019
Total operating revenue (thousands)	$3,830,536	15.3%	$3,323,034
Total operating revenue per ASM (TRASM) (cents)	9.17	0.8%	9.10
Fare revenue per passenger flight segment	$54.63	(6.0)%	$58.14
Non-ticket revenue per passenger flight segment	56.28	1.9%	55.23
Total revenue per passenger flight segment	$110.91	(2.2)%	$113.37
Operating revenues increased by $507.5 million, or 15.3%, to $3,830.5 million in 2019 compared to 2018, primarily due to an increase in traffic of 15.1%, and a slight increase in average yield of 0.2%, year over year.
TRASM for 2019 was 9.17 cents, an increase of 0.8% compared to 2018. This increase was primarily a result of a 0.2% increase in operating yields and a load factor increase of 50 basis points, year over year.

Total revenue per passenger flight segment decreased 2.2% from $113.37 in 2018 to $110.91 in 2019. Fare revenue per passenger flight segment decreased 6.0% and non-ticket revenue per passenger flight segment increased 1.9%. The decrease in fare revenue per passenger flight segment was driven by a shorter average stage length, lower fares and competitive pricing during the period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher passenger usage fee, higher seat revenue and higher bag revenue per passenger flight segment, as compared to the prior year.

Operating Expenses
Since adopting our ULCC model, we have continuously sought to reduce our unit operating costs and have created one of the industry's lowest cost structures in the United States. The table below presents our unit operating costs (CASM) and year-over-year changes.

	Year Ended 2019	Change 2019 versus 2018		Year Ended 2018
	CASM	Per-ASM Change	Percent change	CASM
Operating expenses:
Aircraft fuel	2.38¢	(0.19)¢	(7.4)%	2.57¢
Salaries, wages and benefits	2.07	0.10	5.1	1.97
Landing fees and other rentals	0.61	0.02	3.4	0.59
Depreciation and amortization	0.54	0.06	12.5	0.48
Aircraft rent	0.44	(0.05)	(10.2)	0.49
Distribution	0.37	(0.01)	(2.6)	0.38
Maintenance, materials and repairs	0.34	(0.01)	(2.9)	0.35
Loss on disposal of assets	0.04	0.01	NM	0.03
Special charges	—	(0.24)	NM	0.24
Other operating expenses	1.18	0.14	13.5	1.04
Total operating expense
CASM	7.97	(0.17)	(2.1)	8.14
Adjusted CASM (1)	7.93	0.06	0.8	7.87
Adjusted CASM ex fuel (2)	5.55	0.25	4.7	5.30
(1)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2019		2018
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.97		8.14
Less:
Loss on disposal of assets	$17.4	0.04	$9.6	0.03
Special charges	0.7	—	88.9	0.24
Supplemental rent adjustments related to lease modifications	(0.5)	—	—	—
Adjusted CASM (cents)		7.93		7.87

(2)	Excludes aircraft fuel expense, loss on disposal of assets, special charges and supplemental rent adjustments related to lease modifications.

Operating expenses increased by $357.4 million, or 12.0%, in 2019 primarily due to an increase in operations as reflected by a 14.5% growth in capacity and a 15.1% increase in traffic.
Our adjusted CASM ex fuel for 2019 increased by 4.7% as compared to 2018. The increase on a per-ASM basis was primarily due to increases in other operating expense per ASM, salaries, wages and benefits expense per ASM and depreciation and amortization expense per ASM.

Aircraft fuel expenses includes both into-plane expense (as defined below) and realized and unrealized net gains or losses from fuel derivatives, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during 2019 and 2018.
Aircraft fuel expense increased by 5.8% from $939.3 million in 2018 to $993.5 million in 2019. The increase was due to a 14.2% increase in fuel gallons consumed primarily driven by a 15.3% increase in block hours. The increase related to fuel gallons consumed was partially offset by a 7.5% decrease in fuel price per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2019	2018
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	470,939	412,256	14.2%
Into-plane fuel cost per gallon	$2.11	$2.28	(7.5)%
Aircraft fuel expense (per statements of operations)	$993,478	$939,324	5.8%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel.
Labor costs in 2019 increased by $145.4 million, or 20.2%, compared to 2018. The increase was primarily driven by a 20.3% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 17 aircraft in 2019. On a per-ASM basis, labor costs increased due to increased headcount, year over year, as well as higher pay rates received by our pilots in connection with the collective bargaining agreement that became effective on March 1, 2018 and which provides for annual increases on each anniversary of the effective date. In addition, overtime pay and 401(k) expense increased. These increases were partially offset by lower bonus expense, as compared to the prior year, due to lower metric performance, year over year.

Landing fees and other rents for 2019 increased by $41.6 million, or 19.4%, compared to 2018 primarily due to a 17.7% increase in departures. On both a dollar and per-ASM basis, landing fees and other rents increased due to an increase in facility rent, landing fees and station baggage rent due to real estate expansions in existing stations, the addition of new stations and rate increases at some of our existing stations.
Depreciation and amortization increased by $48.5 million, or 27.5%, compared to the prior year. The increase in depreciation expense on both a dollar and per-ASM basis was primarily due to the purchase of 4 new aircraft, 5 previously leased aircraft, 4 new engines and 2 previously leased engines during 2019.

We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statements of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $63.4 million and $41.3 million for the year ended December 31, 2019 and 2018, respectively. The increase in amortization of heavy maintenance was primarily due to the timing of maintenance events which resulted in a greater number of maintenance events in the current year, as compared to the prior year. This increase in heavy maintenance amortization was the primary driver of the per-ASM increase in depreciation and amortization expense, year over year. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the statements of operations, our maintenance, materials and repairs expense would have been $206.9 million and $170.4 million for the year ended December 31, 2019 and 2018, respectively.
Aircraft rent expense in 2019 increased by $5.0 million, or 2.8%, compared to 2018. The increase in aircraft rent expense primarily relates to the delivery of 13 aircraft under operating leases offset by the purchase of 5 aircraft off lease during 2019 and the purchase of 14 aircraft off lease during the second quarter of 2018. On a per-ASM basis, aircraft rent expense also decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization).

During the twelve months ended December 31, 2019, we have taken delivery of four new purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Distribution expense increased by $16.8 million, or 12.2%, in 2019, compared to 2018. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs decreased due to a decrease in sales from third-party travel agents, which are more expensive than selling directly through our website or call center.
The following table shows our distribution channel usage:

	Year Ended December 31,
	2019	2018	Change
Website	66.6%	67.1%	(0.5)
Third-party travel agents	26.8	27.1	(0.3)
Call center	6.6	5.8	0.8
Maintenance, materials and repairs expense increased by $14.5 million, or 11.2%, in 2019, as compared to 2018 . The increase in maintenance costs on a dollar basis was due to routine and ongoing maintenance on a growing fleet. On a per unit-basis, maintenance costs decreased slightly as the timing and mix of maintenance events resulted in fewer maintenance events, as compared to 2018. We expect maintenance expense, on a dollar basis, to increase as our fleet continues to grow and age, resulting in the need for additional and more frequent repairs over time.
Loss on disposal of assets totaled $17.4 million for the year ended 2019. This loss consisted of $13.4 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.4 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade our enterprise accounting software. This project was suspended in the third quarter of 2019 and we have elected to re-evaluate and pursue the optimal solution. Refer to "Notes to Financial Statements - 19. Fair Value Measurements" for information regarding our held-for-sale assets. These losses on disposal were partially offset by a $1.5 million gain on sale-leaseback transactions for 6 aircraft delivered during the twelve months ended December 31, 2019. Refer to "Notes to Financial Statements - 14. Leases and Prepaid Maintenance Deposits" for information regarding the Company's accounting policy on sale-leaseback transactions. Loss on disposal of assets for the year ended 2018 primarily consisted of a $5.2 million loss resulting from the sale of 6 used engines and $4.4 million related to the disposal of excess and obsolete inventory.
Special charges for the year ended ended 2019 consisted of a $0.7 million write-off of aircraft related credits resulting from the exchange of credits negotiated under the new purchase agreement with Airbus executed during the fourth quarter of 2019. Special charges for the year ended 2018 primarily consisted of $88.7 million recognized in connection with the pilot collective bargaining agreement that became effective on March 1, 2018. The total amount includes a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. For additional information, refer to "Notes to Financial Statements—4. Special Charges."
Other operating expenses in 2019 increased by $111.9 million, or 29.5%, compared to 2018 primarily due to an increase in overall operations. As compared to the prior year period, we increased departures by 17.7% and had 17.8% more passenger flight segments, which drove increases in variable operating expenses. In addition, we had higher passenger reaccommodation expense, year over year, due to multiple storm-related flight disruptions during the second and third quarters of 2019 as well as other operational challenges. On a per-ASM basis, the increase in passenger reaccommodation and ground handling expense were the main drivers of the increase in other operating expense, as compared to the prior year period.

Other (Income) Expense
Other (income) expense, net decreased from $145.9 million in 2018 to $64.6 million in 2019 primarily due to $90.4 million of interest expense recorded in 2018 within special charges, non-operating related to an aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to finance leases. Refer to “Notes to Financial Statements—4. Special Charges" for further discussion. In addition, the decrease in other (income) expense was attributed to an increase in interest income of $6.0 million, as we earned higher interest income on our cash, cash equivalents and short-term investments due to an increase in our average cash balance and higher interest rates, as compared to the prior year. The decrease in special charges, non-operating and increase in interest income were partially offset by an increase in interest expense of $17.6 million which primarily consisted of interest related to the financing of purchased aircraft. As of December 31, 2019 and 2018, we had 64 and 60 purchased aircraft financed through secured long-term debt arrangements, respectively. Refer to “Notes to Financial Statements—13. Debt and Other Obligations” for additional information.

Income Taxes
In 2019, our effective tax rate was 23.2% compared to 24.0% in 2018. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except share and per-share amounts)
Operating revenues:
Fare	$342,695	$439,549	$476,660	$445,203	$416,345	$515,696	$493,376	$461,438
Non-fare	346,446	396,801	411,296	401,365	421,720	478,734	479,977	490,319
Total passenger revenues	$689,141	$836,350	$887,956	$846,568	$838,065	$994,430	$973,353	$951,757
Other revenues	14,997	15,421	16,374	16,227	17,731	18,526	18,615	18,059
Total operating revenues	$704,138	$851,771	$904,330	$862,795	$855,796	$1,012,956	$991,968	$969,816
Operating income (loss)	(38,797)	108,521	145,125	136,065	87,804	163,938	124,681	124,624
Net income (loss)	$(44,922)	$11,254	$97,480	$91,937	$56,076	$114,501	$83,464	$81,214
Earnings (loss) per share:
Basic	$(0.66)	$0.16	$1.43	$1.35	$0.82	$1.67	$1.22	$1.19
Diluted	$(0.66)	$0.16	$1.42	$1.34	$0.82	$1.67	$1.22	$1.18
Weighted average shares outstanding:
Basic	68,222,396	68,251,241	68,254,165	68,267,372	68,379,707	68,439,261	68,441,899	68,452,317
Diluted	68,222,396	68,310,287	68,502,822	68,687,272	68,515,454	68,620,330	68,544,690	68,553,114

Interim results are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends.

	Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Other operating statistics
Aircraft at end of period	118	119	121	128	133	135	136	145
Average daily Aircraft utilization (hours)	12.0	12.6	12.4	11.5	12.2	12.8	12.5	11.7
Average stage length (miles)	1,025	1,051	1,033	1,019	1,029	1,004	979	998
Departures	44,982	49,404	50,386	48,073	52,175	58,517	59,314	57,035
Passenger flight segments (thousands)	6,537	7,554	7,856	7,365	7,820	8,953	9,004	8,760
Revenue passenger miles (RPMs) (thousands)	6,813,519	7,961,128	8,241,771	7,606,962	8,133,030	9,157,488	9,057,574	8,897,193
Available seat miles (ASMs) (thousands)	8,408,764	9,515,842	9,579,448	8,998,928	9,829,044	10,775,878	10,686,246	10,491,833
Load factor (%)	81.0	83.7	86.0	84.5	82.7	85.0	84.8	84.8
Fare revenue per passenger flight segment ($)	52.42	58.19	60.67	60.45	53.24	57.60	54.80	52.68
Non-ticket revenue per passenger flight segment ($)	55.29	54.57	54.44	56.70	56.20	55.54	55.37	58.03
Total operating revenue per ASM (TRASM) (cents)	8.37	8.95	9.44	9.59	8.71	9.40	9.28	9.24
CASM (cents)	8.84	7.81	7.93	8.08	7.81	7.88	8.12	8.06
Adjusted CASM (cents) (1)	7.76	7.76	7.92	8.04	7.79	7.86	8.03	8.01
Adjusted CASM ex fuel (cents) (2)	5.33	5.17	5.22	5.49	5.46	5.41	5.66	5.67
Fuel gallons consumed (thousands)	95,003	106,144	109,515	101,595	109,828	122,447	122,072	116,591
Average fuel cost per gallon ($)	2.15	2.32	2.36	2.26	2.09	2.16	2.08	2.10

(1) Reconciliation of CASM to Adjusted CASM:

	Three Months Ended
	March 31, 2018		June 30, 2018		September 30, 2018		December 31, 2018		March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2019
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.84		7.81		7.93		8.08		7.81		7.88		8.12		8.06
Less:
Loss on disposal of assets	0.8	0.01	4.6	0.05	1.1	0.01	3.0	0.03	1.9	0.02	1.6	0.01	13.4	0.13	0.5	—
Special charges (credits)	89.2	1.06	0.2	—	(0.7)	(0.01)	0.3	—				—			0.7	0.01
Supplemental rent adjustments related to lease modifications	—	—	—	—	—	—			—	—	—	—	(4.3)	(0.04)	3.8	0.04
Adjusted CASM (cents)		7.76		7.76		7.92		8.04		7.79		7.86		8.03		8.01

(2) Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits) and supplemental rent adjustments related to lease modifications.

Liquidity and Capital Resources

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt obligations. Our total cash at December 31, 2019 was $979.0 million, a decrease of $25.8 million from December 31, 2018. In addition to cash and cash equivalents, as of December 31, 2019, we had $105.3 million in short-term investment securities.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the twelve months ended December 31, 2019, we purchased 4 aircraft through debt financing transactions and made $337.8 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year has maturity dates ranging from 2030 to 2031 and interest rates ranging from 2.85% to 3.93%. During 2019, we entered into 6 sale leaseback transactions. In addition, during the twelve months ended December 31, 2019, we took delivery of 7 aircraft financed through direct operating leases, and purchased 5 aircraft previously financed under operating leases. We also purchased 4 spare engines through cash purchases and purchased 2 engines previously financed under an operating lease.

Under our agreements with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During 2019, we paid $102.1 million in PDPs, net of refunds, and $10.8 million of capitalized interest for future deliveries of aircraft and spare engines. As of December 31, 2019, we had $291.9 million of pre-delivery deposits on flight equipment, including capitalized interest, on our balance sheet.

During the fourth quarter of 2018, we entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of our rights under our purchase agreement with Airbus. As of December 31, 2019, collateralized amounts were related to 34 Airbus A320neo aircraft scheduled to be delivered between January 2020 and December 2021. The final maturity of the facility is December 30, 2020 with final payment due in January 2021. As of December 31, 2019, we had drawn $160.0 million on the facility of which $50.0 million is included in current maturities of long-term debt and finance leases and $110.0 million is included within long-term debt and finance leases, less current maturities on the Company's balance sheets. The revolving credit facility bears variable interest based on LIBOR.

As of December 31, 2019, we had secured debt financing for three aircraft, scheduled for delivery in 2020. In addition, we secured financing for 12 aircraft to be leased directly from third-party lessors, scheduled for delivery in 2020 through 2021. As of December 31, 2019, we did not have financing commitments in place for the remaining 132 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

As of December 31, 2019, we were compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare Club memberships, as of December 31, 2019 and December 31, 2018, was $342.3 million and $321.0 million, respectively.

Net Cash Flows Provided By Operating Activities. Operating activities in 2019 provided $409.2 million in cash compared to $506.5 million provided in 2018. Cash provided by operating activities decreased, year over year, primarily due to $140.4 million in cash used by other liabilities in 2019 compared to $74.0 million in cash provided by other liabilities in 2018. Also contributing to the decrease was a $69.8 million income tax refund received during 2018 as compared to a $21.0 million income tax receivable recorded during 2019. These decreases in cash were offset by higher net income, year over year.

Operating activities in 2018 provided $506.5 million in cash compared to $425.2 million provided in 2017. The increase is primarily due to a $90.4 million increase in special charges, non-operating recorded for the twelve months ended December 31, 2018. The increase is also due to a $69.8 million income tax refund during 2018 and an increase in deferred income tax expense. These increases were partially offset by a decrease in deferred heavy maintenance, net.

Net Cash Flows Used In Investing Activities. During 2019, investing activities used $314.8 million, compared to $783.7 million used in 2018. This decrease was mainly driven by a decrease in the purchase of property and equipment, year over year, as well as a decrease in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.

During 2018, investing activities used $783.7 million, compared to $792.0 million used in 2017. The decrease was mainly driven by fewer purchases of property and equipment, year over year, as well as increased proceeds received from the sale of property and equipment. The decrease was partially offset by paid PDPs, net of refunds, driven by timing of future aircraft deliveries.
Net Cash Used In/Provided By Financing Activities. During 2019, financing activities used $120.2 million. We received $225.9 million primarily related to the debt financing of 4 aircraft delivered during 2019. In addition, we paid $246.8 million in debt principal payment obligations and $96.5 million in finance lease obligations. The payments on finance lease obligations are primarily related to an aircraft purchase agreement for the purchase of four A320ceo aircraft which were previously financed under operating leases. Refer to "Notes to Financial Statements - 14. Leases and Prepaid Maintenance Deposits" for more information on these four aircraft.

During 2018, financing activities provided $481.1 million. We received $832.1 million in connection with the 2015-1C and 2017-1C EETCs and the debt financing of 14 aircraft delivered during 2018. In addition, we paid $137.3 million in debt principal payment obligations and $205.7 million in finance lease obligations. The payments on finance lease obligations are primarily related to an aircraft purchase agreement for the purchase of 14 A319 aircraft which we previously financed under operating leases. For additional information, refer to "Notes to Financial Statements - 4. Special Charges."

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2019, our firm aircraft orders consisted of 135 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, we had 12 direct operating leases for A320neos with third-party lessors, with deliveries expected through 2021.
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. We also have one spare engine order for a V2500 SelectTwo engine with IAE and four spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2020 through 2023. As of December 31, 2019, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $988.0 million in 2020, $744.8 million in 2021, $123.7 million in 2022, $491.6 million in 2023, $1,002.5 million in 2024, and $3,605.4 million in 2025 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that we are already contractually obligated to purchase including those reflected above. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service our Airbus fleet. For further discussion on this topic, please refer to "Risk Factors - Risks Related to Our Business - Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, financial condition and our results of operations."
We have significant obligations for aircraft and spare engines as 52 of our aircraft are financed under operating leases, 2 of our aircraft are financed under finance leases and 9 of our spare engines are financed under operating leases. These leases expire between 2020 and 2037. Aircraft rent payments were $181.0 million and $214.0 million for 2019 and 2018, respectively.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2019 and the periods in which payments are due (in millions):

	Total	2020	2021 - 2022	2023 - 2024	2025 and beyond
Long-term debt (1)	$2,214	$222	$442	$506	$1,044
Interest and fee commitments (2)	431	78	136	99	118
Finance and operating lease obligations	2,042	242	394	346	1,060
Flight equipment purchase obligations	6,955	988	868	1,494	3,605
Other (3)	134	22	34	28	50
Total future payments on contractual obligations	$11,776	$1,552	$1,874	$2,473	$5,877

(1)
Includes principal only associated with senior term loans, fixed-rate loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, and our revolving credit facility. Refer to “Notes to the Financial Statements—13. Debt and Other Obligations.”

(2)
Related to senior term loans, fixed-rate loans, and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs. Includes interest accrued as of December 31, 2019 related to our variable-rate revolving credit facility.

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

As of December 31, 2019, we had secured debt financing for three aircraft to be delivered in 2020. In addition, as of December 31, 2019, we had secured financing for 12 aircraft to be leased directly from third-party lessors, scheduled for delivery in 2020 through 2021. We did not have financing commitments in place for the remaining 132 Airbus aircraft currently on firm order, which are scheduled for delivery through 2027. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.

As of December 31, 2019, principal and interest commitments related to the future secured debt financing of 3 aircraft to be delivered in 2020 are approximately $9.6 million in 2020, $12.9 million in 2021, $13.0 million in 2022, $13.0 million in 2023, $13.1 million in 2024, and $83.3 million in 2025 and beyond. As of December 31, 2019, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately $6.0 million in 2020, $34.9 million in 2021, $44.1 million in 2022, $44.1 million in 2023, $44.1 million in 2024, and $356.1 million in 2025 and beyond. These future commitments are not included in the table above.
Off-Balance Sheet Arrangements
During the fourth quarter of 2018, we entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of our rights under our agreements with Airbus. As of December 31, 2019, collateralized amounts were related to 34 Airbus A320neo aircraft scheduled to be delivered between January 2020 and December 2021. The final maturity of the facility is December 30, 2020 with final payment due in January 2021. As of December 31, 2019, we had drawn $160.0 million on the facility which is included in current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities on our balance sheet.
As of December 31, 2019, we had lines of credit related to corporate credit cards of $33.6 million from which we had drawn $4.6 million.
As of December 31, 2019, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of December 31, 2019, we had drawn $25.3 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2019, we did not hold any derivatives.
As of December 31, 2019, we had $9.2 million in uncollateralized surety bonds and a $35.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $23.3 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding unrealized gains or losses related to fuel derivative contracts, out of period fuel federal excise tax, loss on disposal of assets, special charges and supplemental rent adjustments related to lease modifications, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges and supplemental rent adjustments related to lease modifications, divided by ASMs.
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
“Average fuel cost per gallon” means total aircraft fuel expense divided by the total number of fuel gallons consumed.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk-Sensitive Instruments and Positions
We are subject to certain market risks, including commodity prices (specifically aircraft fuel) and interest rates. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments. We do not hold any derivative financial instruments. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided below does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2019, 2018 and 2017 represented approximately 29.8%, 31.6% and 27.3% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2019 by $99.3 million.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $105.3 million and $102.8 million as of December 31, 2019 and December 31, 2018, respectively.
Fixed-Rate Debt. As of December 31, 2019, we had $2,053.6 million outstanding in fixed-rate debt related to the purchase of 34 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,143.0 million. As of December 31, 2018, we had $2,099.2 million outstanding in fixed-rate debt related to the purchase of 30 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,034.2 million.
Variable-Rate Debt. As of December 31, 2019, we had $160.0 million outstanding in variable-rate long-term debt, which had a fair value of $160.0 million. As of December 31, 2018, we had $135.3 million outstanding in variable-rate long-term debt, which had a fair value of $135.3 million. A hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $1.6 million in 2019.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Statements of Operations
(In thousands, except per-share data)

	Year Ended December 31,
	2019	2018	2017

Operating revenues:
Passenger	$3,757,605	$3,260,015	$2,572,887
Other	72,931	63,019	70,665
Total operating revenues	3,830,536	3,323,034	2,643,552
Operating expenses:
Aircraft fuel	993,478	939,324	615,581
Salaries, wages and benefits	865,019	719,635	527,959
Landing fees and other rents	256,275	214,677	180,655
Depreciation and amortization	225,264	176,727	140,152
Aircraft rent	182,609	177,641	205,852
Distribution	153,770	137,001	113,472
Maintenance, materials and repairs	143,575	129,078	110,439
Loss on disposal of assets	17,350	9,580	4,168
Special charges	717	88,921	12,629
Other operating	491,432	379,536	347,820
Total operating expenses	3,329,489	2,972,120	2,258,727

Operating income	501,047	350,914	384,825
Other (income) expense:
Interest expense	101,350	83,777	57,302
Capitalized interest	(12,471)	(9,841)	(13,793)
Interest income	(25,133)	(19,107)	(8,736)
Other expense	875	752	366
Special charges, non-operating	—	90,357	—
Total other (income) expense	64,621	145,938	35,139

Income before income taxes	436,426	204,976	349,686
Provision (benefit) for income taxes	101,171	49,227	(65,836)

Net income	$335,255	$155,749	$415,522
Basic earnings per share	$4.90	$2.28	$6.00
Diluted earnings per share	$4.89	$2.28	$5.99

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$335,255	$155,749	$415,522
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $38, $44, and ($41)	167	30	(82)
Interest rate derivative loss reclassified into earnings, net of taxes of $76, $75, and $372	239	241	(37)
Other comprehensive income (loss)	$406	$271	$(119)
Comprehensive income	$335,661	$156,020	$415,403

See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Balance Sheets
(In thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$978,957	$1,004,733
Short-term investment securities	105,321	102,789
Accounts receivable, net	73,807	47,660
Aircraft maintenance deposits, net	102,906	106,901
Income tax receivable	21,013	—
Prepaid expenses and other current assets	103,439	83,383
Total current assets	1,385,443	1,345,466

Property and equipment:
Flight equipment	3,730,751	3,257,215
Ground property and equipment	291,998	191,661
Less accumulated depreciation	(492,447)	(332,864)
	3,530,302	3,116,012
Operating lease right-of-use assets	1,369,555	—
Pre-delivery deposits on flight equipment	291,930	236,775
Long-term aircraft maintenance deposits	67,682	138,738
Deferred heavy maintenance, net	361,603	249,010
Other long-term assets	36,897	79,456
Total assets	$7,043,412	$5,165,457

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$43,601	$39,320
Air traffic liability	315,408	291,981
Current maturities of long-term debt and finance leases	258,852	163,557
Current maturities of operating leases	120,662	—
Other current liabilities	373,521	339,677
Total current liabilities	1,112,044	834,535

Long-term debt and finance leases, less current maturities	1,960,453	2,024,774
Operating leases, less current maturities	1,218,014	—
Deferred income taxes	469,292	355,141
Deferred gains and other long-term liabilities	22,277	22,503
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2019 and 2018, respectively; 70,148,386 and 69,871,535 issued and 68,455,011 and 68,269,567 outstanding as of December 31, 2019 and 2018, respectively	7	7
Additional paid-in-capital	379,380	371,225
Treasury stock, at cost: 1,693,375 and 1,601,968 as of December 31, 2019 and 2018, respectively	(72,455)	(67,016)
Retained earnings	1,955,187	1,625,481
Accumulated other comprehensive income (loss)	(787)	(1,193)
Total shareholders’ equity	2,261,332	1,928,504
Total liabilities and shareholders’ equity	$7,043,412	$5,165,457
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$335,255	$155,749	$415,522
Adjustments to reconcile net income to net cash provided by operations:
Losses reclassified from other comprehensive income	315	315	335
Share-based compensation	8,154	11,021	8,522
Allowance for doubtful accounts (recoveries)	—	(11)	(53)
Amortization of deferred gains, losses and debt issuance costs	8,654	8,819	7,944
Depreciation and amortization	225,264	176,727	140,152
Deferred income tax expense (benefit)	115,689	46,303	(492)
Loss on disposal of assets	17,350	9,580	4,168
Lease termination costs	—	—	12,629
Special charges, non-operating	—	90,357	—
Changes in operating assets and liabilities:
Accounts receivable, net	(26,147)	1,674	(8,134)
Aircraft maintenance deposits, net	22,453	14,019	(37,930)
Long-term deposits and other assets	14,999	(4,803)	(50,951)
Deferred heavy maintenance, net	(175,957)	(190,381)	(78,237)
Income tax receivable	(21,013)	69,844	(69,844)
Prepaid income taxes	1,431	—	—
Accounts payable	569	15,317	6,030
Air traffic liability	23,429	28,270	43,527
Other liabilities	(140,402)	74,038	31,672
Other	(822)	(375)	380
Net cash provided by operating activities	409,221	506,463	425,240
Investing activities:
Purchase of available-for-sale investment securities	(122,410)	(124,430)	(107,246)
Proceeds from the maturity and sale of available-for-sale investment securities	120,830	122,947	105,906
Proceeds from sale of property and equipment	—	11,400	—
Pre-delivery deposits on flight equipment, net of refunds	(102,102)	(177,424)	(149,477)
Capitalized interest	(10,774)	(8,729)	(12,305)
Assets under construction for others	(7,936)	(501)	—
Purchase of property and equipment	(192,437)	(606,971)	(628,881)
Net cash used in investing activities	(314,829)	(783,708)	(792,003)
Financing activities:
Proceeds from issuance of long-term debt	225,891	832,099	629,725
Proceeds from stock options exercised	1	51	45
Payments on debt obligations	(246,783)	(137,275)	(102,313)
Payments on finance lease obligations	(96,547)	(205,720)	(425)
Reimbursement for assets under construction for others	5,618	501	—
Repurchase of common stock	(5,439)	(1,162)	(46,580)
Debt issuance costs	(2,909)	(7,365)	(13,740)
Net cash (used in) provided by financing activities	(120,168)	481,129	466,712
Net increase (decrease) in cash and cash equivalents	(25,776)	203,884	99,949
Cash and cash equivalents at beginning of period	1,004,733	800,849	700,900
Cash and cash equivalents at end of period	$978,957	$1,004,733	$800,849
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$80,254	$65,123	$37,902
Income taxes paid (received), net	$5,843	$(73,489)	$5,826
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$191,004	—	—
Financing cash flows for finance leases (1)	$674	—	—
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$45,608	$987	$1,370
Capital expenditures funded by operating lease borrowings (1)	$569,948	—	—
(1) The Company adopted ASU No. 2016-02, "Leases (Topic 842)," utilizing the modified retrospective adoption method with an effective date of January 1, 2019. Therefore, the financial statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy.
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2016	$7	$551,004	$(218,692)	$1,054,210	$(1,345)	$1,385,184
Share-based compensation	—	8,522	—	—	—	8,522
Repurchase of common stock	—	—	(46,580)	—	—	(46,580)
Proceeds from options exercised	—	45	—	—	—	45
Retirement of treasury stock	—	(199,418)	199,418	—	—	—
Changes in comprehensive income	—	—	—	—	(119)	(119)
Net income	—	—	—	415,522	—	415,522
Balance at December 31, 2017	$7	$360,153	$(65,854)	$1,469,732	$(1,464)	$1,762,574
Share-based compensation	—	11,021	—	—	—	11,021
Repurchase of common stock	—	—	(1,162)	—	—	(1,162)
Proceeds from options exercised	—	51	—	—	—	51
Changes in comprehensive income	—	—	—	—	271	271
Net income	—	—	—	155,749	—	155,749
Balance at December 31, 2018	$7	$371,225	$(67,016)	$1,625,481	$(1,193)	$1,928,504
Effect of ASU No. 2016-02 implementation (refer to Note 2)	—	—	—	(5,549)	—	(5,549)
Share-based compensation	—	8,154	—	—	—	8,154
Repurchase of common stock	—	—	(5,439)	—	—	(5,439)
Proceeds from options exercised	—	1	—	—	—	1
Changes in comprehensive income	—	—	—	—	406	406
Net income	—	—	—	335,255	—	335,255
Balance at December 31, 2019	$7	$379,380	$(72,455)	$1,955,187	$(787)	$2,261,332

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
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets and amounts due from the Internal Revenue Service related to federal excise fuel tax. The Company records an allowance for doubtful accounts for amounts not expected to be collected. The Company estimates the allowance based on historical write-offs as well as aging trends. The allowance for doubtful accounts was immaterial as of December 31, 2019 and 2018.
In addition, the provision for doubtful accounts and write-offs for 2019, 2018 and 2017 were each immaterial.
Income Tax Receivable
Income tax receivable consists of amounts due from tax authorities for recovery of income taxes paid in prior periods.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of operating property and equipment is computed using the straight-line method applied to each unit of property. Residual values for new aircraft, new engines, major spare rotable parts, avionics and assemblies are generally estimated to be 10%. Property under finance leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed using the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under finance leases is on a straight-line basis over the lease term and is included in depreciation and amortization expense.

Notes to Financial Statements—(Continued)

The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Aircraft, engines and flight simulators	25 years
Spare rotables and flight assemblies	7 to 15 years
Other equipment and vehicles	5 to 7 years
Internal use software	3 to 10 years
Finance leases	Lease term or estimated useful life of the asset
Leasehold improvements	Lesser of lease term or estimated useful life of the improvement
Buildings	Lesser of lease term or 30 years

As of December 31, 2019, the Company had 91 aircraft, 14 spare engines and 1 flight simulator capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2019, the Company had 52 aircraft financed through operating leases and 2 aircraft financed through finance leases with lease terms from 8 to 18 years. In addition, the Company had 9 spare engines financed through operating leases with lease terms from 2 to 14 years.
The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Depreciation	$155,326	$129,412	$83,154
Amortization of heavy maintenance	63,364	41,286	53,855
Amortization of capitalized software	6,574	6,029	3,143
Total depreciation and amortization	$225,264	$176,727	$140,152

The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying balance sheets, net of amortization, was $13.0 million and $13.7 million at December 31, 2019 and 2018, respectively.
The Company records amortization of capitalized software on a straight-line basis within depreciation and amortization expense in the accompanying statements of operations. The Company placed in service internal-use software of $5.9 million, $12.0 million and $1.4 million, during the years ended 2019, 2018 and 2017, respectively.
Operating Lease Right-of-Use Asset and Liabilities
The Company adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months.
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

Notes to Financial Statements—(Continued)

value guarantees. The Company has elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.
The Company elected not to apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less) but instead recognize these lease payments in income on a straight-line basis over the lease term. The Company elected this accounting policy for all classes of underlying assets. In addition, in accordance with Topic 842, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset.
Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. Under Topic 842, gains and losses on sale-leaseback transactions, subject to adjustment for off-market terms, are recognized immediately and recorded within loss on disposal of assets on the Company's statements of operations.
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
Related interest is capitalized and included within pre-delivery deposits on flight equipment through the acquisition period until delivery is taken of the aircraft or engine and the asset is ready for service. Once the aircraft or engine is delivered, the capitalized interest is also reclassified into flight equipment on the Company's balance sheets along with the related PDPs as they are included in the cost of the aircraft or engine. Capitalized interest for 2019, 2018 and 2017 is primarily related to the interest incurred on long-term debt.
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
Passenger Revenues

Fare revenues. Tickets sold are initially deferred within air traffic liability on the Company's balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. All tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. As of December 31, 2019 and 2018, the Company had air traffic liability ("ATL") balances of $315.4 million and $292.0 million, respectively. As of December 31, 2019, all of the ATL balance as of December 31, 2018 has been recognized. The balance of the Company's ATL as of December 31, 2019 is expected to be recognized within 12 months.
The Company adopted ASU 2014-09 on January 1, 2018 utilizing the full retrospective method of adoption. Passenger revenues reported prior to the adoption of ASU 2014-09 are now reported as fare revenues within passenger revenues in the Company's disaggregated revenue table within Note 3, Revenue Disaggregation.
Non-fare revenues. The adoption of ASU 2014-09 impacted the classification of certain ancillary items such as bags, seats and other travel-related fees, since they are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are now recognized in non-fare revenues within passenger revenues, at the time of departure, in the Company's disaggregated revenue table within Note 3, Revenue Disaggregation.

Notes to Financial Statements—(Continued)

The following table summarizes the primary components of the Company's non-fare revenue and the revenue recognition method utilized for each service or product:

		Year Ended December 31,
Non-fare revenue	Recognition method	2019	2018	2017
		(in thousands)
Baggage	Time of departure	$734,243	$620,154	$488,434
Passenger usage fee	Time of departure	669,177	531,459	411,742
Advance seat selection	Time of departure	228,876	180,012	131,821
Other		238,454	224,283	177,495
Non-fare revenue		$1,870,750	$1,555,908	$1,209,492

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

Notes to Financial Statements—(Continued)

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

The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on the balance sheet and recognizes loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as miles are delivered. Total unrecognized revenue from future FREE SPIRIT award redemptions and the sale of mileage credits was $29.8 million and $27.4 million at December 31, 2019 and 2018, respectively. The current portion of this balance is recorded within air traffic liability and the long-term portion of this balance is recorded within deferred gains and other long-term liabilities in the accompanying balance sheets.
The following table illustrates total cash proceeds received from the sale of mileage credits and the portion of such proceeds recognized in non-ticket revenue immediately as marketing component:

	Consideration received from credit card mile programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2019	$48,136	$37,151
December 31, 2018	39,194	30,353
December 31, 2017	49,453	37,960

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
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $63.4 million, $41.3 million and $53.9 million for the years ended 2019, 2018 and 2017, respectively. During the years ended 2019, 2018 and 2017, the Company deferred $176.0 million, $190.5 million and $78.2 million, respectively, of costs for heavy maintenance. At December 31, 2019 and 2018, the Company had deferred heavy maintenance balance of $504.2 million and $366.3 million, and accumulated heavy maintenance amortization of $142.6 million and $117.3 million, respectively.
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
The table below summarizes the components of the Company’s maintenance cost:

Notes to Financial Statements—(Continued)

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Flight hour-based maintenance expense	$78,253	$68,039	$54,802
Non-flight hour-based maintenance expense	65,322	61,039	55,637
Total maintenance, materials and repairs	$143,575	$129,078	$110,439

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
When determining the need to accrue lease return costs, there are various probability and estimated cost, there are various factors which need to be considered such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, projected number of hours run on the engine at the time of return, and the number of projected cycles run on the airframe at the time of return, among others. Management assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. Lease return costs will generally be estimable closer to the end of the lease term but may be estimable earlier in the lease term depending on the contractual terms of the lease agreement and the timing of maintenance events for a particular aircraft.
Aircraft Maintenance Deposits
Some of the Company's aircraft and engine master lease agreements provide that the Company pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company's required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2019, the Company is in full compliance with such requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $6.3 million, $6.3 million and $5.1 million for the years ended 2019, 2018 and 2017, respectively, were recorded within distribution expense in the statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2019 and 2018, the Company recorded a valuation allowance of $1.7 million and $0.3 million, respectively. For additional information, refer to Note 17, Income Taxes.
Stock-Based Compensation

Notes to Financial Statements—(Continued)

The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. For the majority of awards, compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The Company has issued and outstanding restricted stock awards, stock option awards and performance share awards. Restricted stock awards are valued at the fair value of the shares on the date of grant. The fair value of share option awards is estimated on the date of grant using the Black-Scholes valuation model. The fair value of performance share awards based on a market condition is estimated through the use of a Monte Carlo simulation model. The fair value of performance share awards based on a performance condition is based on the fair value of the shares on the date of grant. The performance share awards based on a performance condition are evaluated at each report date and adjustments are made to stock-based compensation expense based on the number of shares deemed probable of issuance upon vesting. For additional information, refer to Note 11, Stock-Based Compensation.
Cash Flow Presentation
In the Company's Form 10-Q for the period ending September 30, 2019 and filed on October 23, 2019, the Company had a typographical error on the Company's Condensed Statements of Cash Flows for the nine months ended September 30, 2019 and the Liquidity Section of the Company's Management Discussion and Analysis as the amounts listed under the captions for "Pre-delivery deposits on flight equipment, net of refunds" and "Purchase of property and equipment" were interchanged. These amounts have been corrected in the Company's Statements of Cash Flows for the year ended December 31, 2019 filed herein.
Concentrations of Risk
The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel, one of the Company’s largest expenditures, represented approximately 30%, 32% and 27% of total operating expenses in 2019, 2018 and 2017, respectively.
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
As of December 31, 2019, the Company had five union-represented employee groups that together represented approximately 81% of all employees. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 18, Commitments and Contingencies.

2.	Recent Accounting Developments

Recently Adopted Accounting Pronouncements

Leases

The Company adopted ASU No. 2016-02, "Leases (Topic 842)," effective January 1, 2019. The Company adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company's contracts are or contain leases, (2) lease classification and (3) initial direct costs. Therefore, the financial statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The adoption of the new lease standard had a significant impact on the Company's balance sheets due to the

Notes to Financial Statements—(Continued)

recognition of $1.0 billion of right-of-use assets for operating leases, $128.1 million of current maturities of operating leases and $895.1 million of operating leases, less current maturities. In addition, the Company recognized a $5.5 million cumulative effect adjustment, net of tax, to retained earnings. This adjustment was driven by the recognition of unamortized deferred gains and losses related to aircraft sale-leaseback transactions entered into in prior periods. Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. The accounting for finance leases is substantially unchanged. The adoption of Topic 842 did not have a significant impact on the Company's lease classification or a material impact on its statements of operations and liquidity. Additionally, the adoption of Topic 842 did not have a material impact on the Company’s debt-covenant compliance under its current agreements. Refer to Note 14, Leases and Prepaid Maintenance Deposits for information regarding the Company's adoption of Topic 842 and the Company's undiscounted future lease payments and the timing of those payments.

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

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. For accounts receivables, aircraft maintenance deposits and security deposits, recorded within other long-term assets on the Company's balance sheets, the Company will be required to estimate lifetime expected credit losses. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. As such, the Company will be required to recognize an allowance for credit losses for its short-term available-for-sale investment securities with the exception of U.S. Treasury securities, which do not require an allowance for credit losses. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2020, with early adoption permitted. The Company has elected not to early adopt. The Company does not expect the standard to have a material impact on its financial statements.

3.	Revenue Disaggregation
Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the twelve months ended December 31, 2019, 2018 and 2017.

	Twelve Months Ended December 31,
	2019	2018	2017
	(in thousands)
Operating revenues:
Fare	$1,886,855	$1,704,107	$1,363,395
Non-fare	1,870,750	1,555,908	1,209,492
Total passenger revenues	3,757,605	3,260,015	2,572,887
Other	72,931	63,019	70,665
Total operating revenues	$3,830,536	$3,323,034	$2,643,552

Notes to Financial Statements—(Continued)

4.	Special Charges

Special Charges, Operating

During the twelve months ended December 31, 2019, the Company recorded $0.7 million in special charges within operating expenses in the statement of operations related to the write-off of aircraft related credits resulting from the exchange of credits negotiated under the new purchase agreement with Airbus S.A.S. ("Airbus") executed during the fourth quarter of 2019. For additional information on the new purchase agreement with Airbus, refer to Note 18, Commitments and Contingencies.

During the twelve months ended December 31, 2018, the Company negotiated and amended the collective bargaining agreement with the Air Line Pilots Association, International ("ALPA"), under the guidance of the National Mediation Board ("NMB"). In connection with the new agreement, the Company incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. As a result, the Company recorded $88.7 million in special charges within operating expenses in the statement of operations for the twelve months ended December 31, 2018. As of December 31, 2018, the Company had paid the full ratification incentive related to the Company's new collective bargaining agreement with its pilots.

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

Special Charges, Non-Operating

During the twelve months ended December 31, 2019, the Company had no special charges, non-operating within other (income) expense in the statement of operations.

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

During the twelve months ended December 31, 2017, the Company had no special charges, non-operating.

5.	Loss on Disposal of Assets
During the twelve months ended December 31, 2019, the Company recorded $17.4 million in loss on disposal of assets in the statement of operations. This loss on disposal of assets consists of $13.4 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.4 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade the Company's enterprise accounting software. This project was suspended in the third quarter of 2019 and the Company has elected to re-evaluate and pursue an alternative solution. Refer to Note 19, Fair Value Measurements for information regarding the Company's held-for-sale assets. These losses on disposal were partially offset by a $1.5 million gain on sale-leaseback transactions for 6 aircraft delivered during the twelve months ended December 31, 2019. Refer to Note 14, Leases and Prepaid Maintenance Deposits for information regarding the Company's accounting policy on sale-leaseback transactions.

During the twelve months ended December 31, 2018, the Company recorded $9.6 million in loss on disposal of assets in the statement of operations. During the twelve months ended December 31, 2018, the Company sold 6 used engines for $11.4 million at a loss of $5.2 million. In addition, the Company wrote off $4.4 million related to the disposal of excess and obsolete inventory.

During the twelve months ended December 31, 2017, the Company recorded $4.2 million in loss on disposal of assets in the statement of operations. This loss on disposal of assets primarily consists of the disposal of excess and obsolete inventory.

6.	Letters of Credit
As of December 31, 2019 and 2018, the Company had a $35.0 million and $35.0 million unsecured standby letter of credit facility, of which $23.3 million and $18.1 million had been drawn upon for issued letters of credit, respectively.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2019 and 2018, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of December 31, 2019 and 2018, was $342.3 million and $321.0 million, respectively.

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

As of December 31, 2019 and December 31, 2018, the Company had $105.3 million and $102.8 million in short-term available-for-sale investment securities, respectively. During the twelve months ended December 31, 2019, 2018 and 2017, these investments earned interest income at a weighted-average fixed rate of approximately 2.3%, 1.6% and 1.4% respectively. For the twelve months ended December 31, 2019 and December 31, 2018, an unrealized gain of $104 thousand and an unrealized gain of $30 thousand, net of deferred taxes of $31 thousand and $44 thousand, respectively, was recorded within AOCI related to these investment securities. For the twelve months ended December 31, 2019, a realized gain of $5 thousand was recorded within non-operating income (expense) in the statements of operations. For the twelve months ended December 31, 2018 and 2017, the Company did not recognize any realized gains or losses related to these securities as the Company did not transact any sales of these securities during these periods. As of December 31, 2019 and December 31, 2018, $104 thousand and $74 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

9.	Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2019 and 2018 consist of the following:

	As of December 31,
	2019	2018
	(in thousands)
Salaries and wages	$89,163	$82,900
Airport obligations	80,134	52,029
Federal excise and other passenger taxes and fees payable	65,312	60,604
Aircraft maintenance	38,099	59,805
Fuel	28,510	25,368
Aircraft and facility lease obligations	20,656	15,149
Interest payable	16,941	18,086
Other	34,706	25,736
Other current liabilities	$373,521	$339,677

10.	Common Stock and Preferred Stock
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
Rights and Preferences. Holders of the Company’s non-voting common stock have no preemptive, subscription or other rights, and there are no redemption or sinking fund provisions applicable to the Company’s non-voting common stock. The rights, preferences and privileges of the holders of the Company’s non-voting common stock are subject to and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate in the future.
As of December 31, 2019 and 2018, there were no shares of non-voting common stock outstanding.
Preferred Stock
The Company’s board of directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The Company’s issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. As of December 31, 2019 and 2018, there were no shares of preferred stock outstanding.

11.	Stock-Based Compensation
The Company has stock plans under which directors, officers, key employees and consultants of the Company may be granted restricted stock awards, stock options, performance share awards and other equity-based instruments as a means of promoting the Company’s long-term growth and profitability. The plans are intended to encourage participants to contribute to, and participate in the success of the Company.
On December 16, 2014, the Company's Board of Directors approved the 2015 Incentive Award Plan, or 2015 Plan, which was subsequently approved by the Company's stockholders on June 16, 2015. As of December 31, 2019 and December 31, 2018, 1,897,809 and 2,110,598 shares of the Company’s common stock, respectively, remained available for future issuance under the 2015 Plan.

Notes to Financial Statements—(Continued)

Stock-based compensation cost amounted to $8.2 million, $11.0 million and $8.5 million for 2019, 2018 and 2017, respectively. During 2019, 2018 and 2017 there was a $1.9 million, $2.6 million and $1.6 million tax benefit recognized in income related to stock-based compensation.
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
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2019 and changes during the year ended December 31, 2019 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2018	297,797	47.95
Granted	148,120	53.41
Vested	(97,095)	48.97
Forfeited	(15,856)	53.00
Outstanding at December 31, 2019	332,966	49.84

There were 148,120 and 185,054 restricted stock shares granted during the years ended December 31, 2019 and December 31, 2018, respectively. As of December 31, 2019 and December 31, 2018, there was $10.0 million and $9.1 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 2.7 years and 2.5 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2019, 2018 and 2017 was $53.41, $46.90 and $51.68, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2019, 2018 and 2017 was $5.4 million, $6.5 million and $4.3 million, respectively.
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

Notes to Financial Statements—(Continued)

	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2019	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2018
Expected volatility factor	0.38	0.39
Risk free interest rate	2.50%	2.11%
Expected term (in years)	2.97	2.96
Expected dividend yield	—%	—%

For grants awarded in 2019, 2018 and 2017, the volatility was based upon a weighted average historical volatility for the Company. The Company chose to use historical volatility to value these awards because historical prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated as the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s market condition performance share awards for the year ended December 31, 2019:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2018	82,907	53.92
Granted	50,293	70.77
Vested	(29,293)	56.84
Forfeited	(7,748)	57.15
Outstanding at December 31, 2019	96,159	61.58

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
The following table summarizes the Company’s performance condition performance share awards for the year ended December 31, 2019:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2018	41,454	49.81
Granted	24,861	60.11
Vested	(14,648)	55.50
Forfeited	(3,873)	52.10
Outstanding at December 31, 2019	47,794	53.24

As of December 31, 2019 and 2018, there was $4.4 million and $3.4 million, respectively, of total unrecognized compensation cost related to performance share awards expected to be recognized over 1.73 years and 1.80 years, respectively.
Stock Appreciation Rights

During 2018, the Company issued stock appreciation awards to certain senior-level executives. These awards have a four-year service requisite period from January 1, 2018 through December 31, 2021 and a two-year performance period from January 1, 2018 through December 31, 2019. This is a market-condition performance award based on the appreciation of the Company's stock price over the two-year performance period. Issuance of the award on January 1, 2018 represented a right to

Notes to Financial Statements—(Continued)

receive shares of the Company's common stock upon achievement of certain performance goals by the grant date of December 31, 2019. As performance goals stipulated by the award were not achieved, these shares were not granted on December 31, 2019. During the twelve months ended December 31, 2019 and 2018, the Company recognized $0.7 million and $1.2 million of stock-based compensation cost related to the stock appreciation awards issued during 2018, respectively. On December 31, 2019, the Company reversed the total expense of $1.9 million related to these awards as these awards were not granted. No further expense will be recognized related to these awards.
Treasury Stock
During the year ended December 31, 2019, 2018 and 2017, the Company repurchased 91 thousand, 28 thousand and 1.2 million shares, respectively, for $5.4 million, $1.2 million and $46.6 million, respectively. Repurchases made during the twelve months ended December 31, 2019 and 2018 include repurchases made from employees who received restricted stock. Repurchases made during the twelve months ended December 31, 2017 include open market repurchases made under our stock repurchase program as well as repurchases made from employees who received restricted stock. During the year ended December 31, 2019 and 2018, the Company did not retire any treasury shares. During the year ended December 31, 2017, the Company retired 3.9 million treasury shares in a total aggregate amount of $199.4 million.

12.	Earnings per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except per-share amounts)
Numerator:
Net income (1)	$335,255	$155,749	$415,522
Denominator:
Weighted-average shares outstanding, basic	68,429	68,249	69,221
Effect of dilutive stock awards	130	182	156
Adjusted weighted-average shares outstanding, diluted	68,559	68,431	69,377
Earnings per Share:
Basic earnings per common share (1)	$4.90	$2.28	$6.00
Diluted earnings per common share (1)	$4.89	$2.28	$5.99

Anti-dilutive weighted-average shares	143	145	85

(1) During the twelve months ended December 31, 2017, the Company recorded a non-recurring income tax benefit of $196.7 million ($2.84 and $2.84 per basic and diluted share, respectively) due to the enactment of the Tax Cuts and Jobs Act of 2017. For additional information, refer to Note 17, Income Taxes.

13.	Debt and Other Obligations

Long-term debt

As of December 31, 2019, the Company had outstanding non-public and public debt instruments. During 2019, the Company acquired additional debt through fixed-rate term loans and a previously existing revolving credit facility described below.

Fixed-rate term loans

During 2019, the Company acquired additional debt under facility agreements, which as of December 31, 2019 provided $152.0 million of debt financing for 4 Airbus A320 aircraft delivered during 2019. Each loan extended under the facility

Notes to Financial Statements—(Continued)

agreements was funded on or near the delivery date of each aircraft and is secured by a first-priority security interest on the individual aircraft. Each loan has a term life of 11 to 12 years and amortizes on a mortgage-style basis, which requires quarterly principal and interest payments. Loans bear interest on a fixed-rate basis with interest rates ranging between 2.85% and 3.93%. As of December 31, 2019, the Company has taken delivery of all 4 Airbus A320 aircraft financed through these facility agreements.

Revolving credit facility

During the fourth quarter of 2018, the Company entered into a revolving credit facility for up to $160 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus. As of December 31, 2019, collateralized amounts were related to 34 Airbus A320neo aircraft scheduled to be delivered between January 2020 and December 2021. The final maturity of the facility is December 30, 2020 with final payment due in January 2021. As of December 31, 2019, the Company had drawn $160.0 million on the facility of which $50.0 million is included in current maturities of long-term debt and finance leases and $110.0 million is included within long-term debt and finance leases, less current maturities on the Company's balance sheets. The revolving credit facility bears variable interest based on LIBOR.
Long-term debt is comprised of the following:

	As of
	December 31, 2019	December 31, 2018	December 31, 2019	December 31, 2018
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$296.1	$382.4	4.02%	4.10%
Fixed-rate junior term loans due through 2022	—	31.1	N/A	6.90%
Fixed-rate loans due through 2030	778.2	625.1	3.70%	3.88%
Fixed-rate class A 2015-1 EETC due through 2028	348.6	378.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	72.0	80.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	98.1	109.5	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	228.4	242.5	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	76.1	80.8	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	70.6	83.7	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Revolving credit facility due in 2021	160.0	135.3	3.12%	3.72%
Long-term debt	$2,213.6	$2,234.5
Less current maturities	214.0	162.8
Less unamortized discount, net	40.4	47.7
Total	$1,959.2	$2,024.0

The Company's debt financings are collateralized by first priority security interest in the individual aircraft being financed with the exception of the Company's revolving credit facility secured by the Company's rights under the purchase agreement with Airbus related to certain A320neo aircraft. During the year ended December 31, 2019 and 2018, the Company made principal payments of $246.8 million and $137.3 million on its outstanding debt obligations, respectively.

At December 31, 2019, long-term debt principal payments for the next five years and thereafter are as follows:

Notes to Financial Statements—(Continued)

December 31, 2019
(in millions)
2020	$222.1
2021	273.8
2022	167.7
2023	310.1
2024	195.5
2025 and beyond	1,044.4
Total debt principal payments	$2,213.6

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Year Ended December 31,
	2019	2018
	(in thousands)
Fixed-rate senior term loans	$15,225	$16,869
Fixed-rate junior term loans	1,811	2,475
Fixed-rate term loans	25,828	19,615
Class A 2015-1 EETC	14,894	16,138
Class B 2015-1 EETC	3,377	3,781
Class C 2015-1 EETC	5,117	3,575
Class AA 2017-1 EETC	7,887	6,026
Class A 2017-1 EETC	2,843	2,172
Class B 2017-1 EETC	2,870	2,420
Class C 2017-1 EETC	4,367	2,478
Revolving credit facility	5,792	793
Finance leases	408	104
Commitment fees and other	2,217	262
Amortization of deferred financing costs	8,714	7,069
Total	$101,350	$83,777

As of December 31, 2019 and 2018, the Company had a line of credit for $33.6 million related to corporate credit cards. Respectively, the Company had drawn $4.6 million and $3.5 million as of December 31, 2019 and 2018, which is included in accounts payable.
As of December 31, 2019 and 2018, the Company had lines of credit with counterparties for derivatives and physical fuel delivery in the amount of $41.5 million. As of December 31, 2019 and 2018, the Company had drawn $25.3 million and $23.0 million on these lines of credit for physical fuel delivery, which is included within other current liabilities in the Company's balance sheets. The Company is required to post collateral for any excess above the lines of credit if the fuel derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2019 and 2018, the Company did not have any outstanding fuel derivatives.

14.	Leases and Aircraft Maintenance Deposits
The Company leases aircraft, engines, airport terminals, maintenance and training facilities, aircraft hangars, commercial real estate and office and computer equipment, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leases square footage, enplaned passengers, and airports' annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company's balance sheets as a right-of-use asset and lease liability. Lease terms are generally 8 to 18 years for aircraft and up to 99 years for other leased equipment and property.

Notes to Financial Statements—(Continued)

As of December 31, 2019, the Company had a fleet consisting of 145 A320 family aircraft. As of December 31, 2019, the Company had 52 aircraft financed under operating leases and 2 aircraft financed under finance leases with lease term expirations between 2020 and 2037. In addition, the Company owned 91 aircraft of which 27 were purchased off lease and are currently unencumbered. As of December 31, 2019, the Company also had 9 spare engines financed under operating leases with lease term expiration dates ranging from 2020 to 2027 and owned 14 spare engines of which 3 were purchased off lease and all 14 are currently unencumbered.
The Company adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019. Prior to the adoption of Topic 842, the Company had entered into sale leaseback transactions with third-party aircraft lessors for the majority of its aircraft and engine leases. Upon adoption of Topic 842, the Company recognized a $5.5 million cumulative effect adjustment, net of tax, to retained earnings driven by the recognition of unamortized deferred gains and losses related to aircraft sale-leaseback transactions entered into in prior periods. Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. Under Topic 842, gains and losses on sale-leaseback transactions, subject to adjustment for off-market terms, are recognized immediately and recorded within loss on disposal of assets on the Company's statements of operations.
Total rent expense for all leases charged to operations for the years ended 2019, 2018 and 2017 was $345.0 million, $312.0 million and $309.8 million, respectively. Total rental expense charged to operations for aircraft and engine operating leases for the years ended December 31, 2019, 2018 and 2017 was $182.6 million, $177.6 million and $205.9 million, respectively.
Some of the Company’s aircraft and engine master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as aircraft maintenance deposits to the extent they are expected to be recoverable. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Fixed maintenance reserve payments that are not probable of being recovered are considered lease payments and are included in the right-of-use asset and lease liability. Maintenance reserve payments that are based on a utilization measure and are not probable of being recovered are considered variable lease payments that are recognized when they are probable of being incurred and are not included in the right-of-use asset and lease liability.
These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2019, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
Supplemental rent is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed and probable and estimable return condition obligations. The Company expensed $4.8 million, $3.4 million and $8.4 million of supplemental rent recorded within aircraft rent during 2019, 2018 and 2017, respectively. These amounts include $0.5 million, $1.3 million and $0.4 million of paid maintenance reserves expensed as supplemental rent during 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had $170.6 million of aircraft maintenance deposits ($102.9 million in aircraft maintenance deposits and $67.7 million in long-term aircraft maintenance deposits) on the Company's balance sheets.
During the twelve months ended December 31, 2019, the Company took delivery of 4 aircraft under secured debt arrangements, 6 aircraft under sale-leaseback transactions and 7 aircraft under direct operating leases. In addition, the Company purchased 5 previously leased aircraft. The Company also purchased 4 new engines and purchased 2 previously leased engines.

Notes to Financial Statements—(Continued)

In June 2019, the Company entered into an aircraft sale agreement to acquire four A320 aircraft previously operated by the Company under operating leases. The contract was deemed a lease modification, which resulted in a change of classification from operating leases to finance leases for the four aircraft. During the third quarter of 2019, the purchase of the four aircraft was completed for an aggregate purchase price of $141.3 million and the related interest in the amount of $0.3 million was recognized within interest expense on the Company's statement of operations for the year ended December 31, 2019. These aircraft were recorded within flight equipment on the Company's balance sheets.
On December 31, 2019, the Company entered into an aircraft sale agreement to acquire two A319 aircraft previously operated by the Company under operating leases. The contract was deemed a lease modification, which resulted in a change of classification from operating leases to finance leases for the two aircraft. The Company recorded a finance lease obligation of $44.1 million calculated as the present value of the remaining lease payments, including the final payment to purchase the aircraft and included within current maturities of long-term debt and finance leases on the Company's balance sheets as of December 31, 2019. In addition, the Company recorded finance lease assets of $48.4 million which include related amounts previously recorded as maintenance reserves and security deposits and included within flight equipment on the Company's balance sheets as of December 31, 2019. In January 2020, the purchase of the two aircraft was completed and the aircraft were recorded within flight equipment on the Company's balance sheets.
The remainder of the Company's finance lease obligations relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 3 to 5 years. Accounting for finance leases is substantially unchanged under Topic 842. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within current maturities of long-term debt and finance leases leases and long-term debt and finance leases, less current maturities on the Company's balance sheets.
On December 18, 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company intends to build a new headquarters campus. In connection with the lease agreement, the Company is expected to build a 200-unit residential building. The 8.5-acre parcel of land is capitalized within ground property and equipment on the Company's balance sheet as of December 31, 2019. The 99-year lease was determined to be an operating lease. As of December 31, 2019, the Company recorded an operating lease right-of-use asset of $14.6 million and related operating lease liability of $9.3 million for this lease. Construction of the headquarters campus is expected to commence mid-year 2020 and take approximately two years to complete. As of December 31, 2019, the Company estimates the total construction related outlay for the project will be approximately $200 million to $250 million. Operating lease commitments related to this lease are included in the table below within property facility leases.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's balance sheets as of December 31, 2019. The table does not include commitments that are contingent on events or other factors that are currently uncertain and unknown.

	Finance Leases	Operating Leases			Total Operating and Finance Lease Obligations
		Aircraft and Spare Engine Leases	Property Facility Leases	Other
	(in thousands)
2020	$44,980	$192,937	$3,544	$517	$241,978
2021	606	192,539	3,532	—	196,677
2022	578	193,616	3,221	—	197,415
2023	202	181,667	2,570	—	184,439
2024	—	159,668	2,046	—	161,714
2025 and thereafter	—	921,721	138,696	—	1,060,417
Total minimum lease payments	$46,366	$1,842,148	$153,609	$517	$2,042,640
Less amount representing interest	285	526,760	130,825	13	657,883
Present value of minimum lease payments	$46,081	$1,315,388	$22,784	$504	$1,384,757
Less current portion	44,796	117,861	2,297	504	165,458
Long-term portion	$1,285	$1,197,527	$20,487	$—	$1,219,299

Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's balance sheets are expected to be $0.6 million for 2020 and none for 2021 and beyond.

Notes to Financial Statements—(Continued)

The table below presents information for lease costs related to the Company's finance and operating leases:

Year ended December 31. 2019
(in thousands)
Finance lease cost
Amortization of leased assets	$998
Interest of lease liabilities	674
Operating lease cost
Operating lease cost (1)	179,959
Short-term lease cost (1)	5,144
Variable lease cost (1)	140,417
Total lease cost	$327,192
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's statements of operations.
The table below presents lease-related terms and discount rates as of December 31, 2019:

December 31, 2019
Weighted-average remaining lease term
Operating leases	13.0 years
Finance leases	0.1 years
Weighted-average discount rate
Operating leases	5.86%
Finance leases	2.46%

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
The second plan is for the Company’s pilots, and contains the same service requirements as the first plan. Prior to March 1, 2018, the Company matched 100% of the pilot's contribution, up to 9% of the individual pilot's annual compensation. Beginning on March 1, 2018, the Company contributed 11% of the individual pilot's annual compensation, regardless of the pilot's contributions to the plan. The Company's contribution will increase by 1% on an annual basis each March until 2022 at which time the contribution will be 15%.
The third plan is for all Company employees residing in Puerto Rico and was adopted on April 16, 2012. It contains the same service requirements as the first and second plans.
Employer contributions made to all plans were $51.1 million, $36.7 million and $19.6 million in 2019, 2018 and 2017, respectively, and were included within salaries, wages and benefits in the accompanying statements of operations.

Notes to Financial Statements—(Continued)

17.	Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current:
Federal	$(22,429)	$(2,178)	$(68,601)
State and local	1,218	410	515
Foreign	6,693	4,692	2,742
Total current expense (benefit)	(14,518)	2,924	(65,344)
Deferred:
Federal	106,703	42,246	(9,349)
State and local	8,986	4,057	8,857
Total deferred expense (benefit)	115,689	46,303	(492)
Total income tax expense (benefit)	$101,171	$49,227	$(65,836)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2019	2018	2017
Expected provision at federal statutory tax rate	21.0%	21.0%	35.0%
State tax expense, net of federal benefit	1.8%	1.7%	1.7%
Revaluation of deferred taxes	(2.1)%	—%	(56.3)%
Other	2.5%	1.3%	0.7%
Total income tax expense (benefit)	23.2%	24.0%	(18.9)%

Notes to Financial Statements—(Continued)

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2019 and 2018, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Income tax credits	$9,632	$10,004
Net operating losses	13,604	155,670
Deferred revenue	8,824	6,824
Nondeductible accruals	14,133	14,691
Deferred manufacturing credits	2,813	—
Accrued maintenance	1,668	2,168
Equity compensation	2,851	2,592
Operating lease liability	305,161	—
Other	482	5,262
Valuation allowance	(1,746)	(254)
Deferred tax assets	357,422	196,957
Deferred tax liabilities:
Deferred gain (loss) on leases, net	—	1,672
Accrued rent	—	6,068
Prepaid expenses	1,120	793
Property, plant and equipment	430,523	481,847
Deferred financing costs	154	189
Accrued aircraft and engine maintenance	84,479	61,529
Right-of-use asset	310,438	—
Deferred tax liabilities	826,714	552,098
Net deferred tax assets (liabilities)	$(469,292)	$(355,141)

On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted. The TCJA reduces the statutory federal tax rate from 35.0% to 21.0% effective for tax year 2018 in addition to various other tax law changes that impact the Company.  Pursuant to ASC 740, the Company is required to recognize the effects of changes in tax laws and rates on deferred tax assets and liabilities upon enactment.The IRS issued new regulations for TCJA in 2019. The new regulations allowed the Company to generate additional net operating losses in 2017, of which a portion was utilized as a carryback to the prior years with the remainder as a carryforward into 2018. As a result, the Company changed its bonus depreciation policy in 2018 to elect out of bonus depreciation on its 2018 income tax return. The change to the bonus depreciation election for 2018 reduced the net operating loss carryforward deferred tax asset as of December 31, 2019.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. As of December 31, 2019 and 2018, the Company had a valuation allowance of $1.7 million and $0.3 million, respectively, against certain deferred tax assets related to equity compensation for executives due to changes in tax law resulting from the TCJA.
At December 31, 2019, the Company had $8.2 million of foreign tax credits and $1.4 million of general business tax credits, $37.7 million of federal net operating loss and $109.4 million of state net operating loss available, that may be applied against future tax liabilities. The foreign tax credits will begin to expire in 2025, the state net operating losses will begin to expire in 2027, the general business credits will begin to expire in 2038 and there is no expiration of federal net operating losses.

Notes to Financial Statements—(Continued)

In accordance with ASU No. 2016-09, excess income tax benefits and deficiencies related to share-based compensation are now included within income tax expense rather than additional paid in capital. For the twelve months ended December 31, 2019 and 2018, $1.4 million income tax benefit and $0.4 million of income tax deficiency related to share-based compensation was included within income tax expense, respectively. Prior to the adoption of ASU No. 2016-09, the excess tax (benefit)/deficiency was recorded as a (reduction)/increase to income tax payable and a corresponding entry to additional paid in capital.
For tax years ended December 31, 2019, 2018 and 2017, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.
For tax years 2019, 2018 and 2017, all income for the Company is subject to domestic income taxes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2016 through 2018 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years also remain open to examination. The Company believes that any potential assessment would be immaterial to its financial statements.

18.	Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2019, the Company's firm aircraft orders consisted of 135 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, the Company had 12 direct operating leases for A320neos with third-party lessors, with deliveries expected through 2021.
On December 20, 2019, the Company entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. The Company also has one spare engine order for a V2500 SelectTwo engine with IAE and four spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2020 through 2023. As of December 31, 2019, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $988.0 million in 2020, $744.8 million in 2021, $123.7 million in 2022, $491.6 million in 2023, $1,002.5 million in 2024, and $3,605.4 million in 2025 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service the Company's Airbus fleet. For further discussion on this topic, please refer to "Risk Factors - Risks Related to Our Business - Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, financial condition and our results of operations."
As of December 31, 2019, the Company had secured debt financing commitments for 3 aircraft scheduled for delivery in 2020. In addition, as of December 31, 2019, the Company had secured financing for 12 aircraft to be leased directly from third-party lessors, scheduled for delivery in 2020 through 2021. The Company did not have financing commitments in place for the remaining 132 Airbus aircraft currently on firm order, which are scheduled for delivery through 2027. However, the Company has signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
As of December 31, 2019, principal and interest commitments related to the Company's future secured debt financing of 3 undelivered aircraft are approximately $9.6 million in 2020, $12.9 million in 2021, $13.0 million in 2022, $13.0 million in 2023, $13.1 million in 2024, and $83.3 million in 2025 and beyond. As of December 31, 2019, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately $6.0 million in 2020, $34.9 million in 2021, $44.1 million in 2022, $44.1 million in 2023, $44.1 million in 2024, and $356.1 million in 2025 and beyond.
Interest commitments related to the secured debt financing of 64 delivered aircraft as of December 31, 2019 are $77.9 million in 2020, $71.0 million in 2021, $64.7 million in 2022, $54.6 million in 2023, $44.0 million in 2024, and $118.1 million in 2025 and beyond. For principal commitments related to these financed aircraft, refer to Note 13, Debt and Other Obligations.

Notes to Financial Statements—(Continued)

The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of December 31, 2019: $21.9 million in 2020, $17.1 million in 2021, $17.2 million in 2022, $13.7 million in 2023, $13.9 million in 2024, and $50.3 million in 2025 and beyond. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
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
Employees

The Company has five union-represented employee groups that together represent approximately 81% of all employees at December 31, 2019. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2019.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	February 2023	27%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021	47%
Dispatchers	Professional Airline Flight Control Association (PAFCA)	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	3%
Passenger Service Agents	Transport Workers Union of America (TWU)	NA	3%

In February 2018, the pilot group voted to approve the current five-year agreement with the Company. The current agreement includes a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions which was recorded in special charges within operating expenses in the statement of operations for the year ended December 31, 2018. For additional information, refer to Note 4, Special Charges.
The Company's passenger service agents are represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of December 31, 2019, the Company continued to negotiate with the TWU.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.2 million and $4.4 million, for health care claims as of December 31, 2019, and 2018, respectively, recorded within other current liabilities on the Company's balance sheet.

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

Notes to Financial Statements—(Continued)

the measurement date. The Company utilizes several valuation techniques in order to assess the fair value of the Company’s financial assets and liabilities.
Long-term Debt
The estimated fair value of the Company's term loan debt agreements and revolving credit facility has been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-publicly held EETC debt agreements has been determined to be Level 2 as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2019 and December 31, 2018, were as follows:

	As of December 31,
	2019		2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
Fixed-rate senior term loans	$296.1	$296.4	$382.4	$373.6	Level 3
Fixed-rate junior term loans	—	—	31.1	31.1	Level 3
Fixed-rate term loans	778.2	823.6	625.1	600.1	Level 3
2015-1 EETC Class A	348.6	372.2	378.6	374.8	Level 2
2015-1 EETC Class B	72.0	74.5	80.0	78.1	Level 2
2015-1 EETC Class C	98.1	100.5	109.5	107.9	Level 2
2017-1 EETC Class AA	228.4	237.0	242.5	228.8	Level 2
2017-1 EETC Class A	76.1	78.8	80.8	76.6	Level 2
2017-1 EETC Class B	70.6	72.0	83.7	79.1	Level 2
2017-1 EETC Class C	85.5	88.0	85.5	84.2	Level 2
Revolving credit facility	160.0	160.0	135.3	135.3	Level 3
Total long-term debt	$2,213.6	$2,303.0	$2,234.5	$2,169.6

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2019 and December 31, 2018 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at December 31, 2019 and December 31, 2018 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 8, Short-term Investment Securities.

Assets Held for Sale

The Company's assets held for sale consist of rotable aircraft parts. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to prepaid expenses and other current assets on the Company's balance sheets and discontinues depreciation. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale.

Notes to Financial Statements—(Continued)

The fair value measurements for our held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources. As of December 31, 2019, the Company had $2.3 million in assets held for sale recorded within prepaid expenses and other current assets in the accompanying balance sheets. As of December 31, 2018, the Company did not hold any assets held for sale.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$979.0	$979.0	$—	$—
Short-term investment securities	105.3	105.3	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,086.6	$1,084.3	$—	$2.3

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2018
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,004.7	$1,004.7	$—	$—
Short-term investment securities	102.8	102.8	—	—
Total assets	$1,107.5	$1,107.5	$—	$—

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2019 or 2018.
The following table presents the Company's activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Assets Held for Sale Activity for the Twelve Months Ended December 31, 2019
(in millions)
Balance at December 31, 2018	$—
Purchases	5.4
Sales	—
Total realized or unrealized gains (losses) included in earnings, net	(3.1)
Balance at December 31, 2019	$2.3

20.	Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") area are summarized below:

Notes to Financial Statements—(Continued)

	2019	2018	2017
	(in millions)
DOT—Domestic	$3,462.8	$2,990.7	$2,432.1
DOT—Latin America and Caribbean	367.7	332.3	211.5
Total	$3,830.5	$3,323.0	$2,643.6

During 2019, 2018 and 2017, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

21.	Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2019 and 2018 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per-share amounts)
2019
Operating revenue	$855,796	$1,012,956	$991,968	$969,816
Operating income	87,804	163,938	124,681	124,624
Net income	56,076	114,501	83,464	81,214
Basic earnings per share	0.82	1.67	1.22	1.19
Diluted earnings per share	0.82	1.67	1.22	1.18

2018
Operating revenue	$704,138	$851,771	$904,330	$862,795
Operating income (loss)	(38,797)	108,521	145,125	136,065
Net income (loss)	(44,922)	11,254	97,480	91,937
Basic earnings (loss) per share	(0.66)	0.16	1.43	1.35
Diluted earnings (loss) per share	(0.66)	0.16	1.42	1.34

Interim results are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Spirit Airlines, Inc. (the Company) as of December 31, 2019 and 2018, the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Notes 1, 2 and 14 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Lease (Topic 842), and the related amendments.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Recoverability of aircraft maintenance deposits and accrual of lease return costs
Description of the Matter
At December 31, 2019, the Company recorded $170.6 million of aircraft maintenance deposits. As explained in Notes 1 and 14 to the financial statements, some of the Company’s aircraft and engine master lease agreements require the payment of maintenance reserves to aircraft lessors to be held as collateral in advance of performance of major maintenance activities. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as aircraft maintenance deposits to the extent they are expected to be recoverable. These lease agreements also often contain provisions that require the Company to return aircraft airframes, engines and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the actual return condition. Management assesses the need to accrue lease return costs throughout the year or whenever facts and circumstances warrant an assessment. For the year ended December 31, 2019, the Company recorded $4.8 million of supplemental rent, which is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed, and probable and estimable lease return costs.

Auditing the recoverability of maintenance deposits and the estimate of lease return costs was complex because of the significant judgment involved in determining the timing of future maintenance events.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement relating to the measurement of maintenance deposits and lease return costs. For example, we tested controls over management’s review of the estimated timing of future maintenance events.

To test the recoverability of maintenance deposits and the estimate of lease return costs, our audit procedures included, among others, testing the assumptions used and the accuracy and completeness of the underlying data used in the calculations. For example, to test the assumptions related to the timing of future maintenance events, we compared projected event timing to the time interval between recently completed maintenance events, regulatory requirements for aircraft and engine maintenance, current and projected utilization metrics for the aircraft, and changes to the fleet plan. We also tested the historical accuracy of management’s forecasts of maintenance events by comparing when recent maintenance events occurred to management’s initial projections.

/s/ Ernst & Young LLP
Certified Public Accountants
We have served as the Company’s auditor since 1995.

Miami, Florida
February 5, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Spirit Airlines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 5, 2020 expressed an unqualified opinion thereon.

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
February 5, 2020

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Financial Statements for the year ended December 31, 2019. Ernst & Young LLP's report on our internal control over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2020 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2020 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2020 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2020 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2020 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part III to this Annual Report on Form 10-K from our 2020 Proxy Statement, our 2020 Proxy Statement shall not be deemed to be filed as part of this Report.

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

4.51	Brief Description of all Securities Registered under Section 12 of the Exchange Act.

10.1	Airbus A320 NEO Family Purchase Agreement, dated as of December 20, 2019, between Airbus S.A.S. and Spirit Airlines ,Inc.

10.2+	General Release, dated January 14, 2014, between Spirit Airlines, Inc. and Ben Baldanza, filed as Exhibit 10.1 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

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

10.27+	Separation and Transition Agreement with Tony Lefebvre, dated April 29, 2013, filed as Exhibit 10.4 to the Company's Form 10-Q dated July 26, 2013, is hereby incorporated by reference.

10.28
Framework Agreement, dated as of October 1, 2014 by and between Spirit Airlines, Inc., BNP Paribas, New York Branch, Landesbank Hessen-Thuringen Girozentrale, Natixis, New York Branch, KfW IPEX-Bank GmbH, Investec Bank PLC and Wilmington Trust Company, filed as Exhibit 10.1 to the Company's Form 10-Q dated October 28, 2014, is hereby incorporated by reference.

10.29
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.30
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

10.34+	Robert L. Fornaro Employment Agreement, filed as Exhibit 10.35 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.35+	B. Ben Baldanza Separation Agreement, filed as Exhibit 10.36 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.36	Spirit Airlines, Inc. 2017 Executive Severance Plan, filed as Exhibit 10.1 to the Company's Form 8-K dated August 22, 2017, is hereby incorporated by reference.

10.37
Form of Performance Award Grant Notice and Performance Award Agreement under the Spirit Airlines, Inc. 2015 Equity Incentive Award Plan, filed as Exhibit 10.41 to the Company's Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.38	Form of Severance and Release Agreement, filed as Exhibit 10.42 to the Company's Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.39
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

10.40+
Letter Agreement, effective January 1, 2018, by and between Spirit Airlines, Inc. and Edward M. Christie III, filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 26, 2018, is hereby incorporated by reference.

10.41
Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc., filed as Exhibit 10.3 to the Company’s Form 10-Q dated April 26, 2018, is hereby incorporated by reference.

10.42
Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc., filed as Exhibit 10.3 to the Company’s Form 10-Q dated June 12, 2018, is hereby incorporated by reference.

10.43+	Rocky B. Wiggins Offer Letter, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

10.44+	Scott M. Haralson Offer Letter, filed as Exhibit 10.2 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

10.45+	Edward M. Christie Employment Agreement Amendment, filed as Exhibit 10.1 to the Company's Form 10-K dated February 13. 2019, is hereby incorporated by reference.

10.46+	Robert L. Fornaro Employment Agreement Amendment , filed as Exhibit 10.2 to the Company's Form 10-K dated February 13, 2019, is hereby incorporate by reference.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

SPIRIT AIRLINES, INC.
Date: February 5, 2020	By:	/s/ Scott M. Haralson
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

Signature	Title	Date

/s/ Edward M. Christie	President, Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2020
Edward M. Christie
/s/ Scott M. Haralson	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 5, 2020
Scott M. Haralson
/s/ Brian J. McMenamy	Vice President, Controller (Principal Accounting Officer)	February 5, 2020
Brian J. McMenamy
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 5, 2020
H. McIntyre Gardner
/s/ Carlton D. Donaway	Director	February 5, 2020
Carlton D. Donaway
/s/ Mark B. Dunkerley	Director	February 5, 2020
Mark B. Dunkerley
/s/ Robert D. Johnson	Director	February 5, 2020
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 5, 2020
Barclay G. Jones
/s/ Christine P. Richards	Director	February 5, 2020
Christine P. Richards
/s/ Myrna M. Soto	Director	February 5, 2020
Myrna M. Soto
/s/ Dawn M. Zier	Director	February 5, 2020
Dawn M. Zier