Form 10-K/A
period 2019-12-31
Spirit Airlines, Inc.
filed 2020-04-16
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Explanatory Note

Spirit Airlines, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Annual Report on Form 10-K for the year ended December 31, 2019 (the “Original Filing ”), originally filed with the Securities and Exchange Commission on February 5, 2020 (the “Original Filing Date”) to correct a classification error on its statements of cash flows for the year ended December 31, 2019. The Company considered both quantitative and qualitative factors in assessing the materiality of the error and determined the error was material and has restated the accompanying statements of cash flows for the year ended December 31, 2019 to correct for the classification error. The amendment also corrects the corresponding amounts disclosed in the Liquidity section of the Company’s Management's Discussion and Analysis of Financial Condition and Results of Operations.

There was no effect on the Company’s previously reported statements of cash flows for the years ended December 31, 2018 or 2017. Additionally, the restatements do not impact the Company’s balance sheets, statements of operations, comprehensive income, or shareholders’ equity for any period presented or any interim periods within this year. For more detailed financial information related to the restatement please refer to “Notes to the Financial Statements— 22. Restatement of Statements of Cash Flows."

In addition to correcting the consolidated financial statements, related revisions and updates have been made to the following sections of the Original Filing:

•	Part I - Item 1A. Risk Factors

•	Part II - Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations

•	Part II - Item 8. Financial Statements and Supplementary Data

•	Part II - Item 9A. Controls and Procedures

•	Part IV - Item 15. Exhibits and Financial Statement Schedules

Except as described above, no changes have been made to the Original Filing, and this Amendment No. 1 does not modify, amend or update any of the other financial information or other information contained in the Original Filing. This Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing Date other than those disclosed in “Notes to the Financial Statements— 23. Subsequent Events."

This Amendment reflects (i) new consents of Ernst & Young LLP, (ii) Exhibit 101 (Interactive Data Files) and (iii) new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Section 906 of the Sarbanes-Oxley Act of 2002, each of which is filed or furnished herewith, as applicable.

A discussion of the Company’s internal control over financial reporting, a material weakness identified by the Company and the actions taken by management are set forth in Item 9A. Controls and Procedures.

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
We are required to assess our internal control over financial reporting on an annual basis and our management has identified a material weakness. If our remediation of such material weakness is not effective, or we identify additional material weaknesses or other adverse findings in the future, we may not be able to report our financial condition or results of operations accurately or timely, which may result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.

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

Management identified errors in its previously filed statements of cash flows for the year ended December 31, 2019. Management, along with its independent registered public accounting firm identified a material weakness in the internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness management identified specifically related to the operation of certain review controls over the preparation of the 2019 statements of cash flows. The deficiency resulted in the restatement of the Company’s statement of cash flows for the year ended December 31, 2019. Management also revised the related Liquidity section of the Company’s Management's Discussion and Analysis of Financial Condition and Results of Operations.

In order to remediate the material weakness, Management has taken steps to improve our overall processes and controls. Remediation activities include, but are not limited to the following:

•	Enhancing cash flow templates to facilitate the preparation and review of the related cash flows; and

•	Enhancing roll forward reconciliation and management review controls of the capital expenditures amounts included in the statements of cash flows.
Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.
If our remediation efforts are insufficient to address the identified material weakness or if additional material weaknesses in internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result our financial statements may contain material misstatements or omissions.
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

Net Cash Flows Provided By Operating Activities. Operating activities in 2019 provided $551.3 million in cash compared to $506.5 million provided in 2018. Cash provided by operating activities increased, year over year, primarily due to higher net income year over year. In addition, we had higher non-cash expenses of depreciation and amortization and deferred income tax expense, as compared to the prior year. Partially offsetting this increase was a decrease in cash provided by income tax receivable, year over year, as we had a decrease of $69.8 million income tax receivable during 2018 as compared to an increase in income tax receivable of $21.0 million recorded during 2019. In addition, there was a decrease in cash, year over year, provided by other working capital accounts.

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

Net Cash Flows Used In Investing Activities. During 2019, investing activities used $456.9 million, compared to $783.7 million used in 2018. This decrease was mainly driven by a decrease in the purchase of property and equipment, year over year, as well as a decrease in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.

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
See accompanying Notes to Financial Statements.

Spirit Airlines, Inc.
Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	As Restated	2018	2017
	2019
Operating activities:
Net income	$335,255	$155,749	$415,522
Adjustments to reconcile net income to net cash provided by operations:
Losses reclassified from other comprehensive income	315	315	335
Share-based compensation	8,154	11,021	8,522
Allowance for doubtful accounts (recoveries)	—	(11)	(53)
Amortization of deferred gains, losses and debt issuance costs	8,654	8,819	7,944
Depreciation and amortization	225,264	176,727	140,152
Deferred income tax expense (benefit)	115,689	46,303	(492)
Loss on disposal of assets	17,350	9,580	4,168
Lease termination costs	—	—	12,629
Special charges, non-operating	—	90,357	—
Changes in operating assets and liabilities:
Accounts receivable, net	(26,147)	1,674	(8,134)
Aircraft maintenance deposits, net	22,453	14,019	(37,930)
Long-term deposits and other assets	14,999	(4,803)	(50,951)
Deferred heavy maintenance, net	(175,957)	(190,381)	(78,237)
Income tax receivable	(21,013)	69,844	(69,844)
Prepaid income taxes	1,431	—	—
Accounts payable	569	15,317	6,030
Air traffic liability	23,429	28,270	43,527
Other liabilities	1,698	74,038	31,672
Other	(822)	(375)	380
Net cash provided by operating activities	551,321	506,463	425,240
Investing activities:
Purchase of available-for-sale investment securities	(122,410)	(124,430)	(107,246)
Proceeds from the maturity and sale of available-for-sale investment securities	120,830	122,947	105,906
Proceeds from sale of property and equipment	—	11,400	—
Pre-delivery deposits on flight equipment, net of refunds	(102,102)	(177,424)	(149,477)
Capitalized interest	(10,774)	(8,729)	(12,305)
Assets under construction for others	(7,936)	(501)	—
Purchase of property and equipment	(334,537)	(606,971)	(628,881)
Net cash used in investing activities	(456,929)	(783,708)	(792,003)
Financing activities:
Proceeds from issuance of long-term debt	225,891	832,099	629,725
Proceeds from stock options exercised	1	51	45
Payments on debt obligations	(246,783)	(137,275)	(102,313)
Payments on finance lease obligations	(96,547)	(205,720)	(425)
Reimbursement for assets under construction for others	5,618	501	—
Repurchase of common stock	(5,439)	(1,162)	(46,580)
Debt issuance costs	(2,909)	(7,365)	(13,740)
Net cash (used in) provided by financing activities	(120,168)	481,129	466,712
Net increase (decrease) in cash and cash equivalents	(25,776)	203,884	99,949
Cash and cash equivalents at beginning of period	1,004,733	800,849	700,900
Cash and cash equivalents at end of period	$978,957	$1,004,733	$800,849
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$80,254	$65,123	$37,902
Income taxes paid (received), net	$5,843	$(73,489)	$5,826
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (1)	$191,004	—	—
Financing cash flows for finance leases (1)	$674	—	—
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$45,608	$987	$1,370
Capital expenditures funded by operating lease borrowings (1)	$569,948	—	—
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

Recently Adopted Accounting Pronouncements

Leases

The Company adopted ASU No. 2016-02, "Leases (Topic 842)," effective January 1, 2019. The Company adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019 and elected the package of transition practical expedients for expired or existing contracts, which does not require reassessment of: (1) whether any of the Company's contracts are or contain leases, (2) lease classification and (3) initial direct costs. Therefore, the financial statements for 2019 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy. This standard requires all lessees to recognize a right-

Notes to Financial Statements—(Continued)

of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months. The adoption of the new lease standard had a significant impact on the Company's balance sheets due to the recognition of $1.0 billion of right-of-use assets for operating leases, $128.1 million of current maturities of operating leases and $895.1 million of operating leases, less current maturities. In addition, the Company recognized a $5.5 million cumulative effect adjustment, net of tax, to retained earnings. This adjustment was driven by the recognition of unamortized deferred gains and losses related to aircraft sale-leaseback transactions entered into in prior periods. Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. The accounting for finance leases is substantially unchanged. The adoption of Topic 842 did not have a significant impact on the Company's lease classification or a material impact on its statements of operations and liquidity. Additionally, the adoption of Topic 842 did not have a material impact on the Company’s debt-covenant compliance under its current agreements. Refer to Note 14, Leases and Prepaid Maintenance Deposits for information regarding the Company's adoption of Topic 842 and the Company's undiscounted future lease payments and the timing of those payments.

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

Notes to Financial Statements—(Continued)

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

Notes to Financial Statements—(Continued)

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

Notes to Financial Statements—(Continued)

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

Notes to Financial Statements—(Continued)

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

Notes to Financial Statements—(Continued)

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
Stock Appreciation Rights

Notes to Financial Statements—(Continued)

During 2018, the Company issued stock appreciation awards to certain senior-level executives. These awards have a four-year service requisite period from January 1, 2018 through December 31, 2021 and a two-year performance period from January 1, 2018 through December 31, 2019. This is a market-condition performance award based on the appreciation of the Company's stock price over the two-year performance period. Issuance of the award on January 1, 2018 represented a right to receive shares of the Company's common stock upon achievement of certain performance goals by the grant date of December 31, 2019. As performance goals stipulated by the award were not achieved, these shares were not granted on December 31, 2019. During the twelve months ended December 31, 2019 and 2018, the Company recognized $0.7 million and $1.2 million of stock-based compensation cost related to the stock appreciation awards issued during 2018, respectively. On December 31, 2019, the Company reversed the total expense of $1.9 million related to these awards as these awards were not granted. No further expense will be recognized related to these awards.
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

Notes to Financial Statements—(Continued)

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

22.	Restatement of Statements of Cash Flows
Subsequent to the issuance of the Company’s financial statements for the year ended December 31, 2019, Management determined that there was an error in the reported statements of cash flows for the year ended December 31, 2019. The error did not stem from a misapplication of GAAP, but rather from a classification error in the preparation of the statements of cash flows. As a result, the accompanying statements of cash flows for the year ended December 31, 2019 has been restated from amounts previously reported to reflect the correction of the error.
There was no effect on the Company’s previously reported statements of cash flows for the years ended December 31, 2018 or 2017. Additionally, the restatements do not impact the Company’s balance sheets, statements of operations, comprehensive income, or shareholders’ equity for any periods presented or any interim periods within the year.
The table below illustrates the effects of the restatements on the previously filed financial statements:

	Year Ended December 31, 2019
	(in thousands)
	As Previously Reported	Correction	As Restated
Statements of Cash Flows
Operating activities:
Other liabilities	(140,402)	142,100	1,698
Net cash provided by operating activities	409,221	142,100	551,321
Investing activities:
Purchase of property and equipment	(192,437)	(142,100)	(334,537)
Net cash used in investing activities	(314,829)	(142,100)	(456,929)

23.	Subsequent Events
COVID-19 Pandemic Update
As the COVID-19 pandemic evolves, the Company's financial and operational outlook remains subject to change. The Company continues to monitor the impacts of the pandemic on its operations and financial condition, and to implement mitigation strategies while working to preserve cash and protect the long-term sustainability of the Company. As of March 31, 2020, the Company had unrestricted cash and short-term investment securities of approximately $894 million.

In response to government restrictions on travel and drastically reduced consumer demand, the Company reduced capacity from its original plan in April by approximately 80% and expects to reduce capacity by approximately 75% in May. The Company currently estimates that air travel demand after May will gradually recover through early 2021. However, the situation is fluid and actual capacity adjustments may be different than what the Company currently expects.

In addition, the Company has taken, or intends to take, additional action, including:

•	Pursuing additional financing secured by the Company's unencumbered assets, including the Revolving Credit Facility (defined below);

•	Suspending $50 million to $75 million of planned capital spending related to certain non-aircraft capital projects;

•	Reducing planned non-fuel operating costs by $20 million to $30 million, excluding savings related to reduced capacity;

•	Freezing hiring across the Company except to fill essential roles;

•	Engaging in discussions with the Company's significant stakeholders and vendors regarding financial support or contract adjustments during this transition period;

•
Evaluating the additional support in the CARES Act, approved on March 27, 2020, to protect the U.S. airline industry, its employees and many other stakeholders. The Company has applied for the payroll protection support and expects to receive approximately $330 million.

Additionally, Ted Christie, the Company's Chief Executive Officer and President has temporarily reduced his base salary by 30%. All Senior and Executive Vice Presidents and members of the Board of Directors have temporarily reduced their compensation as well. The Company anticipates it may implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatility and quickly-changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

Revolving Credit Facility

On March 30, 2020, the Company entered into a senior secured revolving credit facility (the “Revolving Credit Facility”) with the lenders party thereto and Citibank, N.A. acting as the administrative agent, and Wilmington Trust, National Association, acting as the collateral agent, for an initial commitment amount of $110 million (with an option to increase the overall commitment amount up to $350 million with the consent of any increasing lenders), subject to borrowing base availability.

The Revolving Credit Facility will mature on March 30, 2022. Borrowings under the Revolving Credit Facility bear interest at a variable rate equal to the London interbank offering rate, known as LIBOR, plus a margin of 2.00% per annum, or another rate (at the Company’s election) based on certain market interest rates, plus a margin of 1.00% per annum, in each case with a floor of 0%. The Company has not made any drawings under the Revolving Credit Facility as of the date hereof.

The Company may pledge the following types of assets as collateral (“Collateral”) to secure its obligations under the Revolving Credit Facility: (i) certain take-off and landing rights of the Company at LaGuardia Airport (the “Pledged Slots”), (ii) certain eligible aircraft spare parts and ground support equipment, (iii) aircraft, spare engines (the “Pledged Engines”) and flight simulators, (v) real property assets and (vi) cash and cash equivalents.

Preferred Stock and Material Modifications to Rights of Security Holders

On March 29, 2020, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend is payable on April 9, 2020 (the “Record Date”) to holders of record as of the close of business on that date. The description and terms of the Rights are set forth in a

Rights Agreement (the “Rights Agreement”) between the Company and Equiniti Trust Company, as Rights Agent (the “Rights Agent”).

The Board of Directors has adopted the Rights Agreement to reduce the likelihood that a potential acquirer would gain (or seek to influence or change) control of the Company by open market accumulation or other tactics without paying an appropriate premium for the Company’s shares. In general terms and subject to certain exceptions, it works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 10% or more of the outstanding common stock of the Company without the approval of the Board of Directors.

The Board of Directors authorized the issuance of a Right with respect to each outstanding share of common stock of the Company on the Record Date. The Rights will initially trade with, and will be inseparable from, the common stock of the Company, and the registered holders of the Company’s common stock will be deemed to be the registered holders of the Rights. Issuances of new shares of common stock of the Company after the Record Date but before the Distribution Date will be accompanied by new Rights. The Distribution Date generally means the earlier of (i) the close of business on the 10th business day after the date of the first public announcement that a person or any of its affiliates and associates has become an Acquiring Person and (ii) the close of business on the 10th business day (or such later day as may be designated by the Board of Directors before any person has become an Acquiring Person) after the date of the commencement of a tender or exchange offer by any person which would, if consummated, result in such person becoming an Acquiring Person. An Acquiring Person is a person who or which, together with all affiliates and associates of such person obtains beneficial ownership of 10% or more shares of the Company’s common stock, with certain exceptions. The Rights Agreement also provides that any person that would otherwise be deemed an Acquiring Person as of the date of the adoption of the Rights Agreement will be exempted but only for so long as it does not acquire, without the prior approval of the Board, beneficial ownership of any additional common stock of the Company following the adoption of the Rights Agreement.

The Rights will not be exercisable until after the Distribution Date. After the Distribution Date, each Right will be exercisable to purchase, for $60.00 (the “Purchase Price”), one one-thousandth of a share of Series A Participating Cumulative Preferred Stock, par value $0.0001 per share (the “Preferred Stock”). This portion of a share of Preferred Stock will give the stockholder approximately the same dividend, voting or liquidation rights as would one share of the Company’s common stock. Prior to exercise, Rights holders in their capacity as such have no rights as a stockholder of the Company, including the right to vote and to receive dividends.

The Rights will expire on March 29, 2021, unless earlier exercised, exchanged, amended or redeemed. In the event that any applicable United States government agency determines that the dividend of the Rights constitutes a dividend or capital distribution covered by Title IV (including Section 4003 or Section 4114) of the CARES Act, then the Rights will be null and void and will be treated as though no dividend or capital distribution had been paid or made.

Consequences of a Person or Group Becoming an Acquiring Person

Flip in. Subject to the Company’s exchange rights, described below, at any time after any person has become an Acquiring Person, each holder of a Right (other than an Acquiring Person, its affiliates and associates) will be entitled to purchase for each Right held, at the Purchase Price, a number of shares of common stock of the Company having a market value of twice the Purchase Price.

Exchange. At any time on or after any person has become an Acquiring Person (but before any person becomes the beneficial owner of 50% or more of the outstanding shares of the Company’s common stock or the occurrence of any of the events described in the next paragraph), the Board of Directors may exchange all or part of the Rights (other than Rights beneficially owned by an Acquiring Person, its affiliates and associates) for shares of the Company’s common stock at an exchange ratio of one share of the Company’s common stock per Right.

Flip over. If, after any person has become an Acquiring Person, (1) the Company is involved in a merger or other business combination in which the Company is not the surviving corporation or its common stock is exchanged for other securities or assets or (2) the Company and/or one or more of its subsidiaries sell or otherwise transfer assets or earning power aggregating more than 50% of the assets or earning power of the Company and its subsidiaries, taken as a whole, then each Right (other than Rights beneficially owned by an Acquiring Person, its affiliates and associates) will entitle the holder to purchase for each Right held, for the Purchase Price, a number of shares of common stock of the other party to such business combination or sale (or in certain circumstances, an affiliate) having a market value of twice the Purchase Price.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2020, except for the effects of the material weakness described in the fourth paragraph, as to which the date is April 15, 2020 expressed an adverse opinion thereon.

Restatement of 2019 Statement of Cash Flows
As discussed in Note 22 to the financial statements, the 2019 statement of cash flows has been restated to correct a misstatement.

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

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's controls that address the risks of material misstatement relating to the measurement of maintenance deposits and lease return costs. For example, we tested controls over management's review of the estimated timing of future maintenance events.
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

Miami, Florida
February 5, 2020, except for the effects of the restatement and subsequent events discussed in Notes 22 and 23 to the financial statements, as to which the date is April 15, 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Spirit Airlines, Inc. (the Company) has not maintained effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

In our report dated February 5, 2020, we expressed an unqualified opinion that the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria. Management has subsequently identified a deficiency in controls related to the review of the preparation of the 2019 statement of cash flows, and has further concluded that such deficiency represented a material weakness as of December 31, 2019. As a result, management has revised its assessment, as presented in the accompanying Management's Annual Report on Internal Control over Financial Reporting; to conclude that the Company’s internal control over financial reporting was not effective as of December 31, 2019. Accordingly, our present opinion on the effectiveness of December 31, 2019’s internal control over financial reporting as of December 31, 2019, as expressed herein, is different from that expressed in our previous report.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment.

Management has identified a material weakness related to the operation of certain review controls over the preparation of the 2019 statement of cash flows.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2019 and 2018, the related statements of operations, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated February 5, 2020, except for the error correction and subsequent events discussed in Notes 22 and 23, respectively, as to which the date is April 15, 2020, which expressed an unqualified opinion on those financial statements.

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

/s/ Ernst & Young LLP

Miami, Florida
February 5, 2020, except for the effect of the material weakness described in the fourth paragraph above, as to which the date is April 15, 2020.

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its Chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As a result of the material weakness described below, which was identified subsequent to the original filing of our Annual Report on Form 10-K for the year ended December 31, 2019, management has re-evaluated the effectiveness of our disclosure controls and procedures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2019. This conclusion is different than the conclusion disclosed in the original filing of our Annual Report on Form 10-K for the year ended December 31, 2019 in which management concluded that our disclosure controls and procedures were effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). As a result of the restatement of our 2019 financial statements, Management has identified a material weakness in internal controls related to the operation of certain review controls over the preparation of the 2019 statement of cash flows.

As a result of the material weakness described above, Management has concluded that, as of December 31, 2019, our internal control over financial reporting was ineffective. Ernst & Young LLP, our independent registered public accounting firm has also issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 (included elsewhere herein).

Remediation of Material Weakness in Internal Control over Financial Reporting

In order to remediate the material weakness, Management has taken steps to improve our overall processes and controls. Remediation activities include, but are not limited to the following:

•	Enhancing cash flow templates to facilitate the preparation and review of the related cash flows; and

•	Enhancing roll forward reconciliation and management review controls of the capital expenditures amounts included in the statements of cash flows.
Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.
Notwithstanding the existence of the material weakness as described above, we believe that the financial statements in this Annual Report present fairly, in all material respects, our balance sheets, statements of operations, statements of comprehensive income, statements of cash flows and statements of shareholder's equity as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control over Financial Reporting

Except for the material weakness described above, as of December 31, 2019, there have been no other changes in our internal control over financial reporting during our fourth quarter ended December 31, 2019 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

4.51**	Brief Description of all Securities Registered under Section 12 of the Exchange Act

10.1**	Airbus A320 NEO Family Purchase Agreement, dated as of December 20, 2019, between Airbus S.A.S. and Spirit Airlines ,Inc.

10.2+	General Release, dated January 14, 2014, between Spirit Airlines, Inc. and Ben Baldanza, filed as Exhibit 10.1 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

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

**	Previously filed with the Company's Annual Report on Form 10-K filed on February 5, 2020.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT AIRLINES, INC.
Date: April 16, 2020	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer