Form 10-Q
period 2020-03-31
Spirit Airlines, Inc.
filed 2020-05-06
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35186
_______________________________________________________________________
SPIRIT AIRLINES, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware			38-1747023
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2800 Executive Way	Miramar	Florida	33025
(Address of principal executive offices)			(Zip Code)

(954) 447-7920
(Registrant’s telephone number, including area code)
____________________________________________________________________

Title of each class	Name of exchange on which registered	Trading Symbol
Common Stock, $0.0001 par value	New York Stock Exchange	SAVE
Series A Preferred Stock Purchase Rights	New York Stock Exchange	SAVE

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 29, 2020:

Class	Number of Shares
Common Stock, $0.0001 par value	68,539,976

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Operating revenues:
Passenger	$753,550	$838,065
Other	17,531	17,731
Total operating revenues	771,081	855,796

Operating expenses:
Aircraft fuel	213,208	229,636
Salaries, wages and benefits	240,480	203,901
Landing fees and other rents	67,121	59,649
Depreciation and amortization	65,991	50,726
Aircraft rent	45,146	45,782
Distribution	33,743	35,719
Maintenance, materials and repairs	34,076	31,604
Loss on disposal of assets	—	1,913
Other operating	129,308	109,062
Total operating expenses	829,073	767,992

Operating income (loss)	(57,992)	87,804

Other (income) expense:
Interest expense	23,878	24,971
Capitalized interest	(3,664)	(2,557)
Interest income	(3,593)	(6,924)
Other (income) expense	(19)	233
Total other (income) expense	16,602	15,723

Income (loss) before income taxes	(74,594)	72,081
Provision (benefit) for income taxes	(46,766)	16,005

Net income (loss)	$(27,828)	$56,076
Basic earnings (loss) per share	$(0.41)	$0.82
Diluted earnings (loss) per share	$(0.41)	$0.82
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(27,828)	$56,076
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $54 and $39	185	130
Interest rate derivative loss reclassified into earnings, net of taxes of $24 and $27	41	47
Other comprehensive income	$226	$177
Comprehensive income (loss)	$(27,602)	$56,253

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$788,225	$978,957
Short-term investment securities	106,208	105,321
Accounts receivable, net	33,267	73,807
Aircraft maintenance deposits, net	90,108	102,906
Income tax receivable	104,226	21,013
Prepaid expenses and other current assets	109,131	103,439
Total current assets	1,231,165	1,385,443

Property and equipment:
Flight equipment	3,965,137	3,730,751
Ground property and equipment	305,876	291,998
Less accumulated depreciation	(537,928)	(492,447)
	3,733,085	3,530,302
Operating lease right-of-use assets	1,425,171	1,369,555
Pre-delivery deposits on flight equipment	372,068	291,930
Long-term aircraft maintenance deposits	61,246	67,682
Deferred heavy maintenance, net	376,765	361,603
Other long-term assets	35,761	36,897
Total assets	$7,235,261	$7,043,412

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$62,949	$43,601
Air traffic liability	411,286	315,408
Current maturities of long-term debt and finance leases	334,931	258,852
Current maturities of operating leases	125,713	120,662
Other current liabilities	296,607	373,521
Total current liabilities	1,231,486	1,112,044

Long-term debt and finance leases, less current maturities	1,965,524	1,960,453
Operating leases, less current maturities	1,268,110	1,218,014
Deferred income taxes	505,263	469,292
Deferred gains and other long-term liabilities	30,487	22,277
Shareholders’ equity:
Common stock	7	7
Additional paid-in-capital	383,186	379,380
Treasury stock, at cost	(73,991)	(72,455)
Retained earnings	1,925,750	1,955,187
Accumulated other comprehensive income (loss)	(561)	(787)
Total shareholders’ equity	2,234,391	2,261,332
Total liabilities and shareholders’ equity	$7,235,261	$7,043,412
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$(27,828)	$56,076
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	65	74
Share-based compensation	3,790	3,671
Amortization of deferred gains, losses and debt issuance costs	2,106	2,289
Depreciation and amortization	65,991	50,726
Deferred income tax expense	36,367	11,647
Loss on disposal of assets	—	1,913
Changes in operating assets and liabilities:
Accounts receivable, net	39,910	(23,285)
Aircraft maintenance deposits, net	(1,330)	(2,559)
Long-term deposits and other assets	(666)	20,735
Deferred heavy maintenance, net	(35,564)	(44,161)
Income tax receivable	(83,213)	—
Accounts payable	14,854	(13,543)
Air traffic liability	95,876	111,020
Other liabilities	(75,541)	30,712
Other	(235)	(164)
Net cash provided by operating activities	34,582	205,151
Investing activities:
Purchase of available-for-sale investment securities	(24,036)	(26,476)
Proceeds from the maturity and sale of available-for-sale investment securities	23,600	26,085
Pre-delivery deposits on flight equipment, net of refunds	(123,044)	(37,913)
Capitalized interest	(2,860)	(2,276)
Assets under construction for others	(2,057)	(262)
Purchase of property and equipment	(195,371)	(63,109)
Net cash used in investing activities	(323,768)	(103,951)
Financing activities:
Proceeds from issuance of long-term debt	168,981	59,706
Proceeds from stock options exercised	16	—
Payments on debt obligations	(42,561)	(37,901)
Payments on finance lease obligations	(24,846)	(239)
Reimbursement for assets under construction for others	2,095	262
Repurchase of common stock	(1,536)	(5,223)
Debt issuance costs	(3,695)	(399)
Net cash provided by financing activities	98,454	16,206
Net increase (decrease) in cash and cash equivalents	(190,732)	117,406
Cash and cash equivalents at beginning of period	978,957	1,004,733
Cash and cash equivalents at end of period	$788,225	$1,122,139
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$17,702	$19,167
Income taxes paid (received), net	$(1,497)	$816
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$50,805	$47,577
Financing cash flows for finance leases	$113	$29
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$—	$1,492
Capital expenditures funded by operating lease borrowings	$85,787	$128,191
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Shareholders’ Equity
(unaudited, in thousands)

	Three Months Ended March 31, 2019
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$7	$371,225	$(67,016)	$1,625,481	$(1,193)	$1,928,504
Effect of ASU No. 2016-02 implementation (refer to Note 3)				(5,549)		(5,549)
Share-based compensation	—	3,671	—		—	3,671
Repurchase of common stock	—	—	(5,223)	—	—	(5,223)
Proceeds from options exercised	—		—	—	—	—
Changes in comprehensive income	—	—	—	—	177	177
Net income	—	—	—	56,076	—	56,076
Balance at March 31, 2019	$7	$374,896	$(72,239)	$1,676,008	$(1,016)	$1,977,656

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$7	$379,380	$(72,455)	$1,955,187	$(787)	$2,261,332
Effect of ASU No. 2016-13 implementation (refer to Note 3)	—	—	—	(1,609)	—	(1,609)
Share-based compensation	—	3,790	—	—	—	3,790
Repurchase of common stock	—	—	(1,536)	—	—	(1,536)
Proceeds from options exercised	—	16	—	—	—	16
Changes in comprehensive income	—	—	—	—	226	226
Net loss	—	—	—	(27,828)	—	(27,828)
Balance at March 31, 2020	$7	$383,186	$(73,991)	$1,925,750	$(561)	$2,234,391
The accompanying Notes are an integral part of these Condensed Financial Statements.

Notes to Condensed Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed financial statements include the accounts of Spirit Airlines, Inc. (the "Company"). These unaudited condensed financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2019 filed with the Securities and Exchange Commission on April 16, 2020.
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
The interim results reflected in the unaudited condensed financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends. In addition, the Company experienced significant impacts from the global coronavirus ("COVID-19") pandemic during the three months ended March 31, 2020.
2. Impact of COVID-19

As the COVID-19 pandemic evolves, the Company's financial and operational outlook remains subject to change. The Company continues to monitor the impacts of the pandemic on its operations and financial condition, and to implement mitigation strategies while working to preserve cash and protect the long-term sustainability of the Company.

The Company has implemented measures for the safety of its Guests and Team Members as well as to mitigate the impact of COVID-19 on its financial position and operations.
Caring for Guests and Team Members

The Company’s Operations and Task Force teams remain in constant contact with authorities, continuing to evolve its response to ensure the safety of Guests and Team Members. In addition to existing procedures including utilization of hospital-grade disinfectants and state-of-the-art HEPA filters that capture 99.97% of airborne particles, the Company has launched a new aircraft fogging program to provide additional disinfection of aircraft remaining overnight at Ft. Lauderdale/Hollywood International Airport ("FLL"), Dallas/Fort Worth International Airport ("DFW"), and Orlando International Airport ("MCO"). Additional stations will be added as fogging equipment is received by the Company through the second quarter of 2020.

In addition, the Company has implemented the following steps to protect its Guests and Team Members:

•Secured and distributed additional supplies of gloves and sanitizer across the Company's network and augmented the contents of onboard supply kits to contain additional cleaning and sanitizing materials;
•Expanded cleaning protocols at airports and other facilities, including the use of electrostatic sprayers at select locations;
•Expanded aircraft turn and overnight cleaning protocols focusing on high frequency touch points as well as enhanced cockpit cleaning;
•Split the Company's Operational Control Center ("OCC") into multiple units to enable social distancing and prepared the OCC to work remotely to minimize potential operational disruption;
•Implemented a remote work policy for the Support Center teams to maintain support of the Company's operations;
•Announced a new policy that requires all Guests and Guest-facing Team Members to wear an appropriate mask or face covering when traveling through the airport or onboard aircraft;
•Offered future flight credits with extended expiration dates to Guests with impacted travel plans.

Supporting Communities

During this unprecedented time, many travelers became stranded abroad when bans and other restrictions on travel were implemented globally and domestically with little notice. The Company has worked with governments in Aruba, Colombia, Dominican Republic, Haiti, Panama and the U.S. to operate special flights for stranded travelers in such countries. The Company has provided flights to over three thousand stranded travelers and preparations continue to transport hundreds more.

The Company has also made efforts to address the growing needs of its communities through The Spirit Airlines Charitable Foundation (the “Foundation”). As part of the its focus on supporting families, the Foundation partnered with other non-profit organizations including the YMCA and Jack and Jill Children’s Center to provide food to seniors and families struggling during this time and supported organizations creating masks for healthcare workers.

Capacity Reductions

In response to government restrictions on travel and drastically reduced consumer demand, the Company has significantly reduced capacity from its original plan. The Company reduced capacity for April 2020 by approximately 75% and for May and June 2020 by approximately 95%. The Company currently estimates that air travel demand after June will gradually recover through early 2021. However, the situation is fluid and actual capacity adjustments may be different than what the Company currently expects. The Company will continue to evaluate the need for further flight schedule adjustments. Refer to Note 4, Revenue, for discussion of the impact of COVID-19 on the Company's air traffic liability, credit shells and refunds.

CARES Act

On March 27, 2020, President Donald Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits and up to $25 billion in secured loans.

On April 20, 2020, the Company entered into a Payroll Support Program Agreement ("PSP") with the United States Department of the Treasury ("Treasury"), pursuant to which the Company expects to receive a total of $334.7 million under the PSP over the second and third quarters of 2020, which funds will be used exclusively to pay for salaries and benefits for the Company’s Team Members through September 30, 2020. Of that amount, $264.3 million will be a direct grant from Treasury and $70.4 million will be in the form of a low-interest 10-year loan. In connection with its participation in the PSP, the Company is obligated to issue to Treasury warrants pursuant to a warrant agreement to purchase up to 500,150 shares of the Company’s common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020). On April 21, 2020, the Company received total proceeds of $167.4 million, representing the first installment of funding under the PSP, in exchange for which the Company issued to Treasury a $20.2 million 10-year note and warrants to purchase 143,541 shares of common stock, representing less than 1% of the outstanding shares of the Company's common stock as of April 29, 2020.

The warrant agreement sets out the Company’s obligations to issue warrants in connection with disbursements under the PSP and to file a resale shelf registration statement for the warrants and the underlying shares of common stock. The Company has also granted the Treasury certain demand and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants will include adjustments for below market issuances, payment of dividends and other customary anti-dilution provisions. The warrants will be transferable and have no voting rights. The warrants will expire in five years from the date of issuance and, at the Company’s option, may be settled on a “net cash” or “net shares” basis.

In connection with the Company’s receipt of funds under the PSP, the Company will be subject to certain restrictions, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2021;

•A prohibition on involuntary terminations or furloughs of our employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2020;

•A prohibition on reducing the salary, wages, or benefits of our employees (other than our executive officers or independent contractors, or as otherwise permitted under the terms of the PSP) through September 30, 2020.

•Limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, through March 24, 2022.

•Use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits.

•We are subject to additional reporting and recordkeeping requirements relating to the CARES Act funds.

On April 29, 2020, the Company applied for additional funds under the Treasury's loan program under the CARES Act (“Loan Program”). The expected maximum availability to the Company under the Loan Program is approximately $741 million in the form of a secured loan. However, the loan amount is dependent on the amount and types of collateral accepted, which may result in an actual loan less than $741 million, if the Company accepts the loan. Any loan received pursuant to the Loan Program would be subject to the restrictions and relevant provisions of the CARES Act, including many of those noted above for the PSP. The Company’s participation in the Loan Program could materially increase the funds available to the Company as it works through the operational and business issues related to the COVID-19 pandemic and provide a base of available funding that could encourage private market transactions. The Company will continue to evaluate its cash flow needs over the next several months and will determine whether or not to accept any or all of the funds available from the Loan Program. The deadline to make the election under the Loan Program is September 30, 2020.

The CARES Act also provides for tax loss carrybacks, employee tax credits, and a waiver on federal fuel taxes expected to provide approximately $180 million in current year refunds and expense savings.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide the Company with approximately $24 million of additional liquidity during the current year.

Refer to Note 14, Subsequent Events for additional information on the Company’s PSP with the Treasury and application for participation in the Loan Program.

Income Taxes

The Company's effective tax rate for the first quarter of 2020 was 62.7% compared to 22.2% for the first quarter of 2019. The increase in tax rate, as compared to the prior year period, is primarily due to a $31.1 million discrete federal tax benefit recorded in the first quarter of 2020 related to the passage of the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. Excluding this discrete tax benefit, the Company's effective tax rate for the first quarter of 2020 would have been 21.0%. The decrease in tax rate from the prior year period of 22.2% to the adjusted first quarter 2020 rate of 21.0% is primarily due to a reduction of the current period tax benefit from non-deductible permanent tax items. Our effective tax rate through 2020 may be impacted further by discrete items recorded as additional CARES Act implementation guidance is released.

Balance Sheet, Cash Flow and Liquidity

The Company has taken several actions to increase liquidity and strengthen its financial position. As a result of these actions, as of March 31, 2020, the Company had unrestricted cash and short-term investment securities of $894.4 million.

In March 2020, the Company entered into a senior secured revolving credit facility (the "2022 revolving credit facility") for an initial commitment amount of $110.0 million and subsequently in April 2020, the initial commitment amount was increased to $135.0 million. In April 2020, the Company borrowed the entire available amount of $135.0 million under the 2022 revolving credit facility. In May 2020, the Company entered into a commitment whereby the 2022 revolving credit facility is expected to be increased to $165.0 million, effective May 18, 2020, subject to the satisfaction of certain conditions precedent. The 2022 revolving credit facility matures on March 30, 2022. The Company continues to pursue additional financing secured by its unencumbered assets. Refer to Note 14, Subsequent Events for additional information on the Company's 2022 revolving credit facility.

In addition to the revolving credit facility described above, the Company has taken, or intends to take, additional action, including:

•Reduced planned discretionary non-aircraft capital spend in 2020 by approximately $50 million. The Company is also in discussions with Airbus to defer certain aircraft deliveries initially scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments.The Company expects to reduce aircraft-related capital spend by approximately $185 million in 2020 if those discussions are successful.
•Deferred $20 million in heavy maintenance events from 2020 to 2021;
•Reduced planned non-fuel operating costs for 2020 by $20 million to $30 million, excluding savings related to reduced capacity;
•Suspended hiring across the Company except to fill essential roles;
•Engaged in discussions with the Company's significant stakeholders and vendors regarding financial support or contract adjustments, including extensions of payment terms, during this transition period;
•Worked with unionized and non-unionized employees to create voluntary leave programs.

Additionally, Ted Christie, the Company's Chief Executive Officer and President, has temporarily reduced his base salary by 30%. All Senior and Executive Vice Presidents and members of the Board of Directors have temporarily reduced their compensation as well.
For purposes of assessing its liquidity needs, the Company estimates that demand will begin to improve in the second half of 2020, but remain well below 2019 levels, and continue to recover into 2021. While the Company believes the actions described above address its future liquidity needs, the Company anticipates it may implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

3. Recent Accounting Developments

Recently Adopted Accounting Pronouncements

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. For accounts receivables, aircraft maintenance deposits and security deposits (recorded within other long-term assets on the Company's condensed balance sheets) the Company is required to estimate lifetime expected credit losses. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. As such, the Company is required to recognize an allowance for credit losses for its short-term available-for-sale investment securities, with the exception of U.S. Treasury securities which do no require an allowance for credit losses. The Company adopted this standard effective January 1, 2020. In connection with the adoption of this standard, the Company recognized a cumulative effect adjustment, net of tax, of $1.6 million to retained earnings on the Company's condensed balance sheets with corresponding reserves against certain of our outstanding financial instruments. These amounts were not material to the Company's financial statements individually or in the aggregate.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40, "Accounting for Internal-Use Software," to determine which implementation costs to capitalize as assets and amortize over the term of the hosting arrangement or expense as incurred. The Company adopted this standard effective January 1, 2020 and is applying the standard prospectively to all implementation costs incurred after the date of adoption. This adoption has not had a material impact on the Company's financial statement presentation or results.
4. Revenue
        Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three months ended March 31, 2020 and March 31, 2019.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Operating revenues:
Fare	$321,447	$416,345
Non-fare	432,103	421,720
Total passenger revenues	753,550	838,065
Other	17,531	17,731
Total operating revenues	$771,081	$855,796

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
DOT—Domestic	$697,828	$753,100
DOT—Latin America	73,253	102,696
Total	$771,081	$855,796
The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed balance sheets and recognizes loyalty travel awards in passenger revenues as the mileage credits are used for travel or expire unused.
As a result of the COVID-19 pandemic, the Company experienced significantly increased customer requests for credit shells and refunds beginning in the second half of March 2020 primarily due to flight cancellations. In addition, in response to COVID-19, the Company increased the expiration period on some of its credit shells from 60 days to 12 months. As a result, the amount of credit shells, or customer travel funds held by the Company that can be redeemed for future travel, as of March 31, 2020, significantly exceeds the amount in the prior year period. As of March 31, 2020 and December 31, 2019, the Company had ATL balances of $411.3 million and $315.4 million, respectively. The balance of the Company's ATL, including the balance of credit shells, is expected to be recognized within 12 months of the respective balance sheet date.The total value of refunds made during the three months ended March 31, 2020 was $43.7 million. For further information on COVID-19's impact to the Company, please refer to Note 2, Impact of COVID-19.

For credit shells that the Company estimates are not likely to be used prior to expiration (“breakage”), the Company recognizes the associated value proportionally during the period over which the remaining credit shells may be used. Breakage estimates are based on the Company's historical information about customer behavior as well as assumptions about customers' future travel behavior. Assumptions used to generate breakage estimates can be impacted by several factors including, but not limited to, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and unused funds policies, and economic factors. Given the unprecedented amount of cancellations in the first quarter of 2020 and the amount of credit shells provided, the Company expects additional variability in the amount of breakage revenue recorded in future periods, as the estimates of the portion of those funds that will expire unused may differ from historical experience.
5. Loss on Disposal of Assets
During the three months ended March 31, 2020, the Company had no loss on disposal of assets in the statement of operations.

During the three months ended March 31, 2019, the Company recorded $1.9 million in loss on disposal of assets in the statement of operations. This amount primarily related to the disposal of excess and obsolete inventory.

6. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per share amounts)
Numerator
Net income (loss)	$(27,828)	$56,076
Denominator
Weighted-average shares outstanding, basic	68,521	68,380
Effect of dilutive stock awards	—	136
Adjusted weighted-average shares outstanding, diluted	68,521	68,516
Earnings (loss) per share
Basic earnings (loss) per common share (1)	$(0.41)	$0.82
Diluted earnings (loss) per common share (1)	$(0.41)	$0.82

Anti-dilutive weighted-average shares	482	159

1) During the three months ended March 31, 2020, the Company recorded a non-recurring federal income tax benefit of $31.1 million ($0.45 and $0.45 per basic and diluted share, respectively) due to the passage of the CARES Act in the first quarter of 2020.
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

As of March 31, 2020 and December 31, 2019, the Company had $106.2 million and $105.3 million in short-term available-for-sale investment securities, respectively. During the three months ended March 31, 2020, these investments earned interest income at a weighted-average fixed rate of approximately 1.9%. For the three months ended March 31, 2020, an unrealized gain of $321 thousand, net of deferred taxes of $94 thousand, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three months ended March 31, 2019, an unrealized gain of $130 thousand, net of deferred taxes of $39 thousand, was recorded within AOCI related to these investment securities. The Company had no realized gains or losses related to these securities for the three months ended March 31, 2020 and March 31, 2019, as the Company did not sell any of these securities during these periods. As of March 31, 2020 and December 31, 2019, $425 thousand and $104 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8. Accrued Liabilities
Other current liabilities as of March 31, 2020 and December 31, 2019 consist of the following:

	March 31, 2020	December 31, 2019
	(in thousands)
Salaries and wages	$89,611	$89,163
Airport obligations	73,309	80,134
Aircraft maintenance	32,005	38,099
Aircraft and facility lease obligations	20,042	20,656
Interest payable	18,061	16,941
Federal excise and other passenger taxes and fees payable	16,580	65,312
Fuel	10,020	28,510
Other	36,979	34,706
Other current liabilities	$296,607	$373,521

9.Leases
The Company leases aircraft, engines, airport terminals, maintenance and training facilities, aircraft hangars, commercial real estate, and office and computer equipment, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leased square footage, enplaned passengers, and airports’ annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company's condensed balance sheets as a right-of-use asset and lease liability. Lease terms are generally 8 years to 18 years for aircraft and up to 99 years for other leased equipment and property.
As of March 31, 2020, the Company had a fleet consisting of 151 A320 family aircraft. As of March 31, 2020, the Company had 54 aircraft financed under operating leases with lease term expirations between 2022 and 2038. In addition, the Company owned 97 aircraft of which 29 were purchased off lease and are currently unencumbered. As of March 31, 2020, the Company also had 8 spare engines financed under operating leases with lease term expiration dates ranging from 2023 to 2027 and owned 16 spare engines, all of which were unencumbered as March 31, 2020 and of which 3 were purchased off lease.
In accordance with Topic 842, the Company has elected not to apply the recognition requirements to short term leases (i.e., leases of 12 months or less). Instead, lease payments are recognized in profit or loss on a straight-line basis over the lease term. In addition, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset.
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
Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of March 31, 2020, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the majority of the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition) when it is probable that such amounts will be incurred. When determining probability and estimated cost of lease return obligations, there are various other factors that need to be considered such as the contractual terms of the lease, the ability to swap engines or other aircraft components, current condition of the aircraft, the age of the aircraft at lease expiration, utilization of engines and other components, the extent of repairs needed at return, return locations, current configuration of the aircraft and cost of repairs and materials at the time of return. As a result of the different factors listed above, management assesses the need to accrue lease return costs throughout the lease as facts and circumstances warrant an assessment. As a result of COVID-19, the Company is currently operating its aircraft at lower utilization levels. If the Company continues flying its aircraft at lower utilization levels beyond its current projections, the timing of future maintenance events may change such that the Company will be required to accrue lease return costs and/or record reserves against its maintenance deposits earlier than it would have expected and such amounts could be significant. The Company expects lease return costs and unrecoverable maintenance deposits will increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
During the three months ended March 31, 2020, the Company took delivery of four aircraft under secured debt arrangements, purchased two previously leased aircraft, and took delivery of two aircraft under operating leases. In addition, the Company also purchased two engines and returned one previously leased engine.
On December 31, 2019, the Company entered into an aircraft sale agreement to acquire two A319 aircraft previously operated by the Company under operating leases. The contract was deemed a lease modification, which resulted in a change of classification from operating leases to finance leases for the two aircraft. In January 2020, the purchase of the two aircraft was completed. These aircraft were recorded within flight equipment on the Company's condensed balance sheets as of March 31, 2020.
As of March 31, 2020, the Company's finance lease obligations primarily relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 3 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities in the Company's condensed balance sheets.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company intends to build a new headquarters campus. In connection with the lease agreement, the Company is expected to build a 200-unit residential building. The 8.5-acre parcel of land is capitalized within ground property and equipment on the Company's condensed balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's condensed balance sheets. Construction of the headquarters campus is expected to commence in the second half of 2020 and take approximately two years to complete. As of March 31, 2020, the Company estimates the total construction related outlay for the project will be approximately $200 million to $250 million. Operating lease commitments related to this lease are included in the table below within property facility leases.

        The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed balance sheets as of March 31, 2020. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
remainder of 2020	$481	$150,511	$3,377	$372	$154,741
2021	606	200,682	4,552	—	205,840
2022	578	201,759	4,262	—	206,599
2023	202	189,115	3,260	—	192,577
2024	—	167,052	2,722	—	169,774
2025 and thereafter	—	1,019,499	144,127	—	1,163,626
Total minimum lease payments	$1,867	$1,928,618	$162,300	$372	$2,093,157
Less amount representing interest	171	561,743	135,717	7	697,638
Present value of minimum lease payments	$1,696	$1,366,875	$26,583	$365	$1,395,519
Less current portion	545	122,332	3,016	365	126,258
Long-term portion	$1,151	$1,244,543	$23,567	$—	$1,269,261
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed balance sheets are expected to be $0.5 million for the remainder of 2020 and none for 2021 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
	(in thousands)
Finance lease cost
Amortization of leased assets	$135	$210
Interest of lease liabilities	113	29
Operating lease cost
Operating lease cost (1)	47,217	49,715
Short-term lease cost (1)	3,823	3,449
Variable lease cost (1)	32,706	28,117
Total lease cost	$83,994	$81,520
        (1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	March 31, 2020	March 31, 2019
Weighted-average remaining lease term
Operating leases	13.1 years	8.0 years
Finance leases	3.0 years	3.5 years
Weighted-average discount rate
Operating leases	6.04%	6.72%
Finance leases	6.16%	6.12%

10. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. During the fourth quarter of 2019, the Company entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. As of March 31, 2020, the Company's aircraft orders consisted of 131 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, the Company had 11 direct operating leases for A320neos with third-party lessors, with deliveries expected in the remainder of 2020 through 2021. The Company is also in discussions with Airbus to defer certain aircraft deliveries initially scheduled in 2020 and 2021. For more detailed information, please refer to Note 2, "Impact of COVID-19."

The Company also has one spare engine order for a V2500 SelectTwo engine with International Aero Engines ("IAE") and two spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2020 through 2023. As of March 31, 2020, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $701.6 million for the remainder of 2020, $735.9 million in 2021, $115.3 million in 2022, $491.6 million in 2023, $1,002.5 million in 2024, and $3,605.4 million in 2025 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. In February 2020, the rate of this tariff was increased from 10% to 15%. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service the Company's Airbus fleet.
As of March 31, 2020, the Company has secured debt financing commitments for four aircraft being delivered from Airbus in the remainder of 2020. As of March 31, 2020, the Company does not have financing commitments in place for the remaining 127 Airbus aircraft on firm order, which are scheduled for delivery in the remainder of 2020 through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
As of March 31, 2020, principal and interest commitments related to the Company's future secured debt financing of the four undelivered aircraft are approximately $7.8 million for the remainder of 2020, $16.5 million in 2021, $13.0 million in 2022, $14.7 million in 2023, $14.3 million in 2024, and $124.2 million in 2025 and beyond. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately $2.6 million for the remainder of 2020, $21.3 million in 2021, $36.8 million in 2022, $36.8 million in 2023, $36.8 million in 2024, and $307.0 million in 2025 and beyond.
Interest commitments related to the secured debt financing of 68 delivered aircraft as of March 31, 2020 are $61.8 million for the remainder of 2020, $74.7 million in 2021, $68.1 million in 2022, $57.6 million in 2023, $46.7 million in 2024, and $126.8 million in 2025 and beyond. For principal commitments related to these financed aircraft, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of March 31, 2020: $15.2 million for the remainder of 2020, $17.1 million in 2021, $16.2 million in 2022, $14.4 million in 2023, $14.5 million in 2024, and $50.3 million in 2025 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of March 31, 2020 and December 31, 2019, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of March 31, 2020 and December 31, 2019, was $375.3 million and $342.3 million, respectively.
Employees
The Company has 5 union-represented employee groups that together represented approximately 81% of all employees as of March 31, 2020. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of March 31, 2020.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	February 2023	27%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	May 2021	47%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	June 2020	3%
Passenger Service Agents	Transport Workers Union of America ("TWU")	NA	3%

In February 2020, the IAMAW notified the Company, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering the Company's ramp service agents which becomes amendable in June 2020. The parties expect to schedule meeting dates for negotiations soon.

The Company's passenger service agents are represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of March 31, 2020, the Company continued to negotiate with the TWU.
The Company is self-insured for healthcare claims, up to a stop-loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.0 million and $5.2 million in health care claims as of March 31, 2020 and December 31, 2019, respectively.

11.Fair Value Measurements
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
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. The Company has assessed whether any impairment of its long-lived assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of March 31, 2020. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.
Long-Term Debt
The estimated fair value of the Company's term loan debt agreements and revolving credit facilities have been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-publicly held EETC debt agreements has been determined to be Level 2 as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
        The carrying amounts and estimated fair values of the Company's long-term debt at March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020		December 31, 2019		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Fixed-rate senior term loans	$287.8	$269.4	$296.1	$296.4	Level 3
Fixed-rate term loans	927.4	916.9	778.2	823.6	Level 3
2015-1 EETC Class A	348.6	313.8	348.6	372.2	Level 2
2015-1 EETC Class B	72.0	62.6	72.0	74.5	Level 2
2015-1 EETC Class C	98.1	83.6	98.1	100.5	Level 2
2017-1 EETC Class AA	221.4	201.5	228.4	237.0	Level 2
2017-1 EETC Class A	73.8	64.6	76.1	78.8	Level 2
2017-1 EETC Class B	65.6	52.5	70.6	72.0	Level 2
2017-1 EETC Class C	85.3	72.2	85.5	88.0	Level 2
Revolving credit facilities	160.0	160.0	160.0	160.0	Level 3
Total long-term debt	$2,340.0	$2,197.1	$2,213.6	$2,303.0

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2020 and December 31, 2019 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Short-term Investment Securities

Short-term investment securities at March 31, 2020 and December 31, 2019 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

Assets Held for Sale

The Company's assets held for sale consist of rotable aircraft parts. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to prepaid expenses and other current assets on the Company's condensed balance sheets and discontinues depreciation. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for our held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources. As of March 31, 2020 and December 31, 2019, the Company had $2.3 million in assets held for sale recorded within prepaid expenses and other current assets in the Company's condensed balance sheets.
        Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31,2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$788.2	$788.2	$—	$—
Short-term investment securities	106.2	106.2	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$896.7	$894.4	$—	$2.3

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$979.0	$979.0	$—	$—
Short-term investment securities	105.3	105.3	—	—
Assets held for sale	2.3			2.3
Total assets	$1,086.6	$1,084.3	$—	$2.3

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2020 and the year ended December 31, 2019.

Assets Held for Sale Activity for the Three Months Ended March 31, 2020
(in millions)
Balance at December 31, 2019	$2.3
Purchases	—
Sales	—
Total realized or unrealized gains (losses) included in earnings, net	$—
Balance at March 31, 2020	$2.3

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

12. Debt and Other Obligations

As of March 31, 2020, the Company had outstanding non-public and public debt instruments. During the three months ended March 31, 2020, the Company incurred debt through fixed-rate term loans and secured a new revolving credit facility described below.

Fixed-rate term loans

The Company entered into facility agreements which as of March 31, 2020, provided $165.0 million for four Airbus A320 aircraft delivered during the three months ended March 31, 2020. The loans extended under these facility agreements are secured by a first-priority security interest on the individual aircraft. These loans have a term life of 11 to 12 years and amortize on a mortgage-style basis, which requires quarterly principal and interest payments.

Revolving credit facility

On March 30, 2020, the Company entered into the 2022 revolving credit facility for $110.0 million, with an option to increase the overall commitment amount up to $350 million with the consent of any participating lenders and subject to borrowing base availability. The Company may pledge the following types of assets as collateral to secure its obligations under the revolving credit facility: (i) certain take-off and landing rights of the Company at LaGuardia Airport, (ii) certain eligible aircraft spare parts and ground support equipment, (iii) aircraft, spare engines and flight simulators, (v) real property assets and (vi) cash and cash equivalents. The final maturity of the facility is March 30, 2022. As of March 31, 2020, the Company had not drawn on this facility. Any amounts drawn on this facility will be included in long-term debt and finance leases, less current maturities on the Company's condensed balance sheets. The revolving credit facility bears variable interest based on LIBOR, plus a 2.00% margin per annum, or another rate, at the Company's election, based on certain market interest rates, plus a 1.00% margin per annum, in each case with a floor of 0%. Refer to Note 14, Subsequent Events, for updates related to this revolving credit facility that took place in April and May 2020.

The 2022 revolving credit facility requires the Company to maintain (i) so long as any loans or letters of credit are outstanding under the 2022 revolving credit facility, unrestricted cash and cash equivalents and unused commitments available under all revolving credit facilities (including the 2022 revolving credit facility) aggregating not less than $400 million, of which no more than $200 million may be derived from unused commitments under the 2022 revolving credit facility, (ii) a minimum ratio of the borrowing base of the collateral described above (determined as the sum of a specified percentage of the appraised value of each type of such collateral) to outstanding obligations under the 2022 revolving credit facility of not less than 1.0 to 1.0 (if the Company does not meet the minimum collateral coverage ratio, it must either provide additional collateral to secure its obligations under the 2022 revolving credit facility or repay the loans under the 2022 revolving credit facility by an amount necessary to maintain compliance with the collateral coverage ratio), and (iii) at any time following the date that is one month after the effective date of the 2022 revolving credit facility, the pledged take-off and landing rights of the Company at LaGuardia Airport and a specified number of spare engines in the collateral described above so long as any loans or letters of credit are outstanding under the 2022 revolving credit facility.

Long-term debt is comprised of the following:

	As of		As of
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$287.8	$296.1	3.55%	4.02%
Fixed-rate loans due through 2031	927.4	778.2	3.47%	3.70%
Fixed-rate class A 2015-1 EETC due through 2028	348.6	348.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	72.0	72.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	98.1	98.1	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	221.4	228.4	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	73.8	76.1	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	65.6	70.6	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.3	85.5	5.11%	5.11%
Revolving credit facility due in 2020	160.0	160.0	2.26%	3.12%
Revolving credit facility due in 2022	—	NA	NA	NA
Long-term debt	2,340.0	2,213.6
Less current maturities	334.4	214.0
Less unamortized discounts, net	41.3	40.4
Total	$1,964.4	$1,959.2
The Company's term debt financings are collateralized by first priority security interest in the individual aircraft being financed. The Company's revolving credit facility that matures in 2020 is secured by the Company's rights under the purchase agreement with Airbus related to certain A320neo aircraft. During the three months ended March 31, 2020 and March 31, 2019, the Company made scheduled principal payments of $42.6 million and $37.9 million, respectively, on its outstanding debt obligations.
At March 31, 2020, long-term debt principal payments for the next five years and thereafter are as follows:

March 31, 2020
(in millions)
remainder of 2020	$303.4
2021	176.6
2022	180.6
2023	323.8
2024	209.2
2025 and beyond	1,146.4
Total debt principal payments	$2,340.0

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Fixed-rate senior term loans	$2,813	$3,945
Fixed-rate junior term loans	—	523
Fixed-rate term loans	7,613	6,202
Class A 2015-1 EETC	3,549	3,838
Class B 2015-1 EETC	795	880
Class C 2015-1 EETC	1,209	1,335
Class AA 2017-1 EETC	1,887	1,989
Class A 2017-1 EETC	680	717
Class B 2017-1 EETC	644	754
Class C 2017-1 EETC	1,092	1,080
Revolving credit facilities	1,159	1,413
Amortization of deferred financing costs	2,106	2,192
Commitment and other fees	218	74
Finance leases	113	29
Total	$23,878	$24,971

13. Preferred Stock

Preferred Stock and Material Modifications to Rights of Security Holders

On March 29, 2020, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid on April 9, 2020 (the “Record Date”) to holders of record as of the close of business on that date. Pursuant to a Rights Agreement (the "Rights Agreement") between the Company and Equiniti Trust Company, as Rights Agent. The Rights will initially trade with, and will be inseparable from, the Company's common stock, and the registered holders of the Company's common stock will be deemed to be the registered holders of the Rights.

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

The Rights will not be exercisable until after the Distribution Date (as defined below). After the Distribution Date, each Right will be exercisable to purchase, for $60.00 (the “Purchase Price”), one one-thousandth of a share of Series A Participating Cumulative Preferred Stock, par value $0.0001 per share (the “Preferred Stock”). This portion of a share of Preferred Stock will give the stockholder approximately the same dividend, voting or liquidation rights as would one share of the Company’s common stock. Prior to exercise, Rights holders in their capacity as such have no rights as a stockholder of the Company, including the right to vote and to receive dividends. The Rights will expire on March 29, 2021, unless earlier exercised, exchanged, amended or redeemed.

The Board of Directors may redeem all of the Rights at a price of $0.001 per Right at any time before any person has become an Acquiring Person. If the Board of Directors redeems any Rights, it must redeem all of the Rights. Once the Rights are redeemed, the only right of the holders of Rights will be to receive the redemption price per Right. The redemption price will be subject to adjustment.

The “Distribution Date” generally means the earlier of:

•the close of business on the 10th business day after the date of the first public announcement that a person or any of its affiliates and associates has become an “Acquiring Person,” as defined below, and
•the close of business on the 10th business day (or such later day as may be designated by the Board of Directors before any person has become an Acquiring Person) after the date of the commencement of a tender or exchange offer by any person which would, if consummated, result in such person becoming an Acquiring Person.

An “Acquiring Person” generally means any person who or which, together with all affiliates and associates of such person obtains beneficial ownership of 10% or more of shares of the Company’s common stock, with certain exceptions, including that an Acquiring Person does not include the Company, any subsidiary of the Company, any employee benefit plan of the Company or any subsidiary of the Company, any entity or trustee holding the Company’s common stock for or pursuant to the terms of any such plan or for the purpose of funding any such plan or other benefits for employees of the Company or of any subsidiary of the Company or any passive investor. A passive investor generally means any person beneficially owning shares of the Company’s common stock without a plan or an intent to seek control of or influence the Company. The Rights Agreement also provides that any person that would otherwise be deemed an Acquiring Person as of the date of the adoption of the Rights Agreement will be exempted but only for so long as it does not acquire, without the prior approval of the Board, beneficial ownership of any additional common stock of the Company following the adoption of the Rights Agreement.

The value of one one-thousandth interest in a share of Preferred Stock should approximate the value of one share of Common Stock, subject to adjustment. Each one one-thousandth of a share of Preferred Stock, if issued:

•will not be redeemable,
•will entitle holders to quarterly dividend payments of $0.01 per share, or an amount equal to the dividend paid on one share of Common Stock, whichever is greater,
•will entitle holders upon liquidation either to receive $1.00 per share or an amount equal to the payment made on one share of Common Stock, whichever is greater,
•will have the same voting power as one share of Common Stock,
•if shares of the Common Stock are exchanged via merger, consolidation, or a similar transaction, will entitle holders to a per share payment equal to the payment made on one share of Common Stock.

Consequences of a Person or Group Becoming an Acquiring Person

Flip in. Subject to the Company’s exchange rights, described below, at any time after any person has become an Acquiring Person, each holder of a Right (other than an Acquiring Person, its affiliates and associates) will be entitled to purchase for each Right held, at the Purchase Price, a number of shares of the Company’s common stock having a market value of twice the Purchase Price.

Exchange. At any time on or after any person has become an Acquiring Person (but before any person becomes the beneficial owner of 50% or more of the outstanding shares of the Company's common stock or the occurrence of any of the events described in the next paragraph), the Board of Directors may exchange all or part of the Rights (other than Rights beneficially owned by an Acquiring Person, its affiliates and associates) for shares of the Company’s common stock at an exchange ratio of one share of the Company’s common stock per Right.

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

14. Subsequent Events

Revolving Credit Facility

On March 30, 2020, the Company entered into a senior secured revolving credit facility for an initial commitment amount of $110.0 million, subject to borrowing base availability. On April 20, 2020, the initial commitment amount was increased to $135.0 million. In April 2020, the Company borrowed the entire available amount of $135 million under the 2022 revolving credit facility. In May 2020, the Company entered into a commitment whereby the 2022 revolving credit facility is expected to be increased to $165.0 million, effective May 18, 2020, subject to the satisfaction of certain conditions precedent. This facility is secured by certain of the Company's unencumbered assets allowed as collateral under the agreement including but not limited to aircraft, spare engines, spare parts and ground equipment. Collateralized assets securing this facility are subject to change at the Company's discretion within the parameters allowed by the agreement. Borrowings under this revolving credit facility will mature on March 30, 2022. For additional information regarding this revolving credit facility, including more detailed information on the assets allowed to serve as collateral under the facility, please refer to Note 12, Debt and Other Obligations.

Payroll Support Program

On April 20, 2020, the Company entered into a Payroll Support Program Agreement (“PSP”) with the United States Department of the Treasury (“Treasury”), pursuant to which the Company may receive a total of $334.7 million under the PSP over the second and third quarters of 2020, which funds will be used exclusively to pay for salaries and benefits for the Company’s employees through September 30, 2020. Of that amount, $264.3 million is a direct grant from Treasury and $70.4 million is in the form of a low-interest 10-year loan.

In connection with its participation in the PSP, the Company is also obligated to issue to Treasury warrants to purchase up to 500,150 shares of common stock of the Company, par value $0.0001 per share (“Common Stock”), at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020). The warrants will expire in five years from the date of issuance and, at the Company’s option, may be settled on a “net cash” or “net shares” basis. The warrants will be transferable, have no voting rights, and will contain registration rights as well as customary anti-dilution provisions.

On April 20, 2020, the Company issued a 10-year note, in principal amount of $20.2 million, payable to the Treasury, pursuant to the PSP. Interest is payable semi-annually at a rate of 1.0% in years 1 through 5 and a rate of the Secured Overnight Financing Rate plus 2.0% in years 6 through 10. The note is prepayable at any time, without penalty, at the Company’s option. The principal amount of the note will be increased as the Company receives additional funds under the PSP, up to an expected maximum principal amount of $70.4 million, assuming total PSP disbursements to the Company of $334.7 million.

On April 21, 2020, the Company received total proceeds of $167.4 million, representing the first installment of funding under the PSP, in exchange for the $20.2 million 10-year note and warrants to purchase 143,541 shares of the Company's common stock, representing less than 1% of the outstanding shares of the Company's common stock as of April 29, 2020.

Loan Program

On April 29, 2020, the Company applied for additional funds from the Treasury's loan program under the CARES Act (“Loan Program”). The expected maximum availability to the Company under the Loan Program is approximately $741 million in the form of a secured loan. However, the loan amount is dependent on the amount and types of collateral accepted, which may result in an actual loan less than $741 million, if the Company accepts the loan. Any loan received pursuant to the Loan Program would be subject to the restrictions and relevant provisions of the CARES Act, including many of those noted in Note 2, Impact of COVID-19, above for the PSP. Loans are to be secured by collateral to be agreed. The Company’s participation in the Loan Program could materially increase the funds available to the Company as it works through the operational and business issues related to the COVID-19 pandemic or provide a base of available funding that could encourage private market transactions. The Company will continue to evaluate its cash flow needs over the next several months and will determine whether or not to accept any or all of the funds available from the Loan Program. The deadline to make the election under the Loan Program is September 30, 2020. Loans provided under the Loan Program will have a 5-year term with interest payable at an annual rate of LIBOR plus 3.5%. The Company also would be required to issue to Treasury a number of warrants equal to 10% of the final loan principal amount divided by the same strike price as noted above ($14.08), representing a potential conversion of up to 5.3 million of underlying shares of common stock, representing approximately 7.7% of the Company's common stock outstanding as of April 29, 2020.

Deferral of Aircraft

The Company is in discussions with Airbus to defer certain aircraft deliveries initially scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. The Company expects to reduce aircraft-related capital spend by approximately $185 million in 2020 if those discussions are successful.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2019 and subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines, headquartered in Miramar, Florida, offers affordable travel to value-conscious customers. Our all-Airbus fleet is one of the youngest and most fuel efficient in the United States. We serve destinations throughout the United States, Latin America and the Caribbean, and are dedicated to giving back and improving those communities. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

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

We are committed to delivering the best value in the sky while providing an exceptional guest experience. Our new mobile-friendly website makes booking easier. Our new mobile application allows check-in while on the go, and our airport kiosks and self-bag tagging help our guests move through the airport more quickly.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,		Percent Change
	2020	2019
Operating Statistics (unaudited) (A):
Average aircraft	147.5	130.8	12.8%
Aircraft at end of period	151	133	13.5%
Average daily aircraft utilization (hours)	11.8	12.2	(3.3)%
Average stage length (miles)	1,021	1,029	(0.8)%
Block hours	157,847	143,429	10.1%
Departures	58,174	52,175	11.5%
Passenger flight segments (PFSs) (thousands)	7,653	7,820	(2.1)%
Revenue passenger miles (RPMs) (thousands)	7,948,963	8,133,030	(2.3)%
Available seat miles (ASMs) (thousands)	10,913,934	9,829,044	11.0%
Load factor (%)	72.8%	82.7%	(9.9) pts
Fare revenue per passenger flight segment ($)	42.00	53.24	(21.1)%
Non-ticket revenue per passenger flight segment ($)	58.75	56.20	4.5%
Total revenue per passenger flight segment ($)	100.75	109.44	(7.9)%
Average yield (cents)	9.70	10.52	(7.8)%
TRASM (cents)	7.07	8.71	(18.8)%
CASM (cents)	7.60	7.81	(2.7)%
Adjusted CASM (cents)	7.60	7.79	(2.4)%
Adjusted CASM ex-fuel (cents)	5.64	5.46	3.3%
Fuel gallons consumed (thousands)	117,944	109,828	7.4%
Average economic fuel cost per gallon ($)	1.81	2.09	(13.4)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
We experienced healthy passenger booking and revenue trends for the first two months of 2020 and year-over-year increases that were in line with out expectations. However, as a result of the COVID-19 pandemic, we experienced sharp declines in passenger demand and bookings beginning in March 2020 and had an unprecedented level of cancellations. As a result, in the first quarter of 2020, our operations were significantly adversely affected from this reduction in air travel demand.
With the sudden and significant reduction in air travel demand resulting from the COVID-19 pandemic, our load factor significantly decreased beginning in the latter part of March 2020. Load factor for March 2020 was 56.1% as compared to 87.6% for March 2019. Load factor for the second half of March was approximately 30%. We continued to experience weak passenger demand and bookings in April 2020 driving a decrease in operating revenues of 95.7% year over year and a decrease in capacity of 35% year over year. Load factor decreased even further in April to 17.3%. For May 2020, operating revenues are currently estimated to decrease in the range of 94% to 96% year over year, capacity is estimated to decrease 94% year over year and load factor is estimated to be in the range of 50% to 59%. The revenue environment remains uncertain and we are unable to reasonably estimate trends beyond May 2020. As the COVID-19 pandemic evolves, our financial and operational outlook remains subject to change. We continue to monitor the impact of the pandemic on our operations and financial condition, and to implement mitigation strategies while working to preserve our cash and protect our long-term sustainability.

We have implemented measures for the safety of our Guests and Team Members as well as to mitigate the impact of COVID-19 on our financial position and operations.
Caring for Guests and Team Members

Our Operations and Task Force teams remain in constant contact with authorities, continuing to evolve our response to ensure the safety of our Guests and Team Members. In addition to existing procedures including utilization of hospital-grade disinfectants and state-of-the-art HEPA filters that capture 99.97% of airborne particles, we have launched a new aircraft fogging program to provide additional disinfection of aircraft remaining overnight at Ft. Lauderdale/Hollywood International Airport ("FLL"), Dallas/Fort Worth International Airport ("DFW"), and Orlando International Airport ("MCO"). Additional stations will be added as fogging equipment is received by the Company through the second quarter of 2020.

In addition, we have implemented the following steps to protect our Guests and Team Members:

•Secured and distributed additional supplies of gloves and sanitizer across our network and augmented the contents of onboard supply kits to contain additional cleaning and sanitizing materials;
•Expanded cleaning protocols at airports and other facilities, including the use of electrostatic sprayers at select locations;
•Expanded aircraft turn and overnight cleaning protocols focusing on high frequency touch points as well as enhanced cockpit cleaning;
•Split our Operational Control Center ("OCC") into multiple units to enable social distancing and prepared the OCC to work remotely to minimize potential operational disruption;
•Implemented a remote work policy for our Support Center teams to maintain support of our operations;
•Announced a new policy which requires all Guests and Guest-facing Team Members to wear an appropriate mask or face covering when traveling through the airport or onboard aircraft;
•Offered future flight credits with extended expiration dates to Guests with impacted travel plans.

Supporting Communities

During this unprecedented time, many travelers became stranded abroad when bans and other restrictions on travel were implemented globally and domestically with little notice. We have worked with governments in Aruba, Colombia, Dominican Republic, Haiti, Panama and the U.S. to operate special flights for stranded travelers in such countries. We have provided flights to over three thousand stranded travelers and preparations continue to transport hundreds more.

We have also made efforts to address the growing needs of our communities through The Spirit Airlines Charitable Foundation (the “Foundation”). As part of our focus on supporting families, the Foundation partnered with other non-profit organizations including the YMCA and Jack and Jill Children’s Center to provide food to seniors and families struggling during this time and supported organizations creating masks for healthcare workers.

Capacity Reductions

In response to government restrictions on travel and drastically reduced consumer demand, we have significantly reduced capacity from our original plan. We reduced capacity for April 2020 by approximately 75% and for May and June 2020 by approximately 95%. We currently estimate that air travel demand after June will gradually recover through early 2021. However, the situation is fluid and actual capacity adjustments may be different than what we currently expect. We will continue to evaluate the need for further flight schedule adjustments. Refer to "Notes to the Financial Statements—4. Revenue," for discussion of the impact of COVID-19 on our air traffic liability, credit shells and refunds.

CARES Act

On March 27, 2020, President Donald Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee wages, salaries and benefits and up to $25 billion in secured loans.

On April 20, 2020, we entered into a Payroll Support Program Agreement ("PSP") with the United States Department of the Treasury ("Treasury"), pursuant to which we expect to receive a total of $334.7 million under the PSP over the second and third quarters of 2020, which funds will be used exclusively to pay for salaries and benefits for our Team Members through September 30, 2020. Of that amount, $264.3 million will be a direct grant from Treasury and $70.4 million will be in the form of a low-interest 10-year loan. In connection with our participation in the PSP, we are obligated to issue to Treasury warrants to purchase up to 500,150 shares of our common stock at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020). On April 21, 2020, we received total proceeds of $167.4 million, representing the first installment of funding under the PSP, in exchange for which we issued to Treasury a $20.2 million 10-year note and warrants to purchase 143,541 shares of common stock, representing less than 1% of the outstanding shares of our common stock as of April 29, 2020.

In connection with the our receipt of funds under the PSP, we will be subject to certain restrictions, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2021
•Requirements to maintain certain levels of scheduled service through September 30, 2020
•Maintaining employment levels through September 30, 2020 and
•Limits on certain executive compensation through March 24, 2022

On April 29, 2020, we applied for additional funds under the Treasury's loan program under the CARES Act (“Loan Program”). The expected maximum availability to us under the Loan Program is approximately $741 million in the form of a secured loan. However, the loan amount is dependent on the amount and types of collateral accepted, which may result in an actual loan less than $741 million, if were were to accept the loan. Any loan received pursuant to the Loan Program would be subject to the restrictions and relevant provisions of the CARES Act, including many of those noted above for the PSP. Our participation in the Loan Program could materially increase the funds available to us as it works through the operational and business issues related to the COVID-19 pandemic and provide a base of available funding that could encourage private market transactions. We will continue to evaluate our cash flow needs over the next months and will determine whether or not we will accept any or all of the funds available from the Loan Program. The deadline to make the election under the Loan Program is September 30, 2020.

The CARES Act also provides for tax loss carrybacks, employee tax credits, and a waiver on federal fuel taxes expected to provide approximately $180 million in current year refunds and expense savings.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $24 million of additional liquidity during the current year.

Balance Sheet, Cash Flow and Liquidity

We have taken several actions to increase liquidity and strengthen our financial position. As a result of these actions, as of March 31, 2020, we had unrestricted cash and short-term investment securities of $894.4 million.

In March 2020, we entered into a senior secured revolving credit facility (the "2022 revolving credit facility") for an initial commitment amount of $110.0 million and subsequently in April 2020, the initial commitment amount was increased to $135.0 million. In April 2020, we borrowed the entire available amount of $135.0 million under the 2022 revolving credit facility. In May 2020, we entered into a commitment whereby the 2022 revolving credit facility is expected to be increased to $165.0 million, effective May 18, 2020, subject to the satisfaction of certain conditions precedent. The 2022 revolving credit facility matures on March 30, 2022. We continue to pursue additional financing secured by our unencumbered assets.

In addition to the revolving credit facility described above, we have taken, or intend to take, additional action, including:

•Reduced planned discretionary non-aircraft capital spend in 2020 by approximately $50 million. We are also in discussions with Airbus to defer certain aircraft deliveries initially scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. We expect to reduce aircraft-related capital spend by approximately $185 million in 2020 if those discussions are successful.
•Deferred $20 million in heavy maintenance events from 2020 to 2021;
•Reduced planned non-fuel operating costs for 2020 by $20 million to $30 million, excluding savings related to reduced capacity;
•Suspended hiring across the Company except to fill essential roles;
•Engaged in discussions with our significant stakeholders and vendors regarding financial support or contract adjustments, including extensions of payment terms, during this transition period;
•Worked with unionized and non-unionized employees to create voluntary leave programs.

Additionally, Ted Christie, the Company's Chief Executive Officer and President, has temporarily reduced his base salary by 30%. All Senior and Executive Vice Presidents and members of the Board of Directors have temporarily reduced their compensation as well.
For purposes of assessing our liquidity needs, we estimate that demand will begin to improve in the second half of 2020, but remain well below 2019 levels, and continue to recover into 2021. While we believe the actions described above address our future liquidity needs, we may have to implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.
Due to the impact of COVID-19 on our operations, we expect to experience negative cash flows from operations through the second quarter of 2020 and possibly beyond. As the pandemic evolves, our financial and operational outlook remains subject to change.
For the first quarter of 2020, we had a negative operating margin of 7.5%, a decrease of 17.8 percentage points compared to the prior year period. We generated a pre-tax loss of $74.6 million and a net loss of $27.8 million on operating revenues of $771.1 million. For the first quarter of 2019, we generated pre-tax income of $72.1 million and net income of $56.1 million on operating revenues of $855.8 million.
Our Adjusted CASM ex-fuel for the first quarter of 2020 was 5.64 cents, a 3.3% increase year over year. The increase on a per-ASM basis was primarily due to an increase in salaries, wages and benefits expense, depreciation and amortization expense and other operating expense, period over period.
As of March 31, 2020, we had 151 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 64 A320s, 30 A321s, and 26 A320neos. With the scheduled delivery of 10 aircraft during the remainder of 2020, we expect to end 2020 with 161 aircraft in our fleet.
Since the delivery of our initial five A320neo aircraft in the fourth quarter of 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, which has resulted in diminished service availability of such aircraft. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions.

Comparison of three months ended March 31, 2020 to three months ended March 31, 2019
Operating Revenues
Operating revenues decreased $84.7 million, or 9.9%, to $771.1 million for the first quarter of 2020, as compared to the first quarter of 2019, primarily due to a decrease in average yield of 7.8% and a decrease in traffic of 2.3%. The decreases in yield and traffic were primarily due to the reduced air travel demand resulting from the COVID-19 pandemic, primarily in the second half of March. In addition, as a result of COVID-19, we experienced significant cancellations beginning mid-March which resulted in a significant amount of refunds made to customers. The total value of refunds made during the three months ended March 31, 2020 was $43.7 million.
Total revenue per available seat mile ("TRASM") for the first quarter of 2020 was 7.07 cents, a decrease of 18.8%, as compared to the first quarter of 2019. This decrease was due to a lower average yield and a load factor decrease of 990 basis points, as compared to the prior year period, mostly as a result of the impact of COVD-19 on air travel demand.
Total revenue per passenger flight segment decreased 7.9%, year over year. Fare revenue per passenger flight segment decreased 21.1% and non-ticket revenue per passenger flight segment increased 4.5%. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher fee revenue, seat revenue and bag revenue per passenger flight segment, as compared to the prior year period.
Operating Expenses
Operating expenses increased $61.1 million, or 8.0%, to $829.1 million for the first quarter of 2020 compared to $768.0 million for the first quarter of 2019, primarily due to an increase in operations as reflected by an 11.0% capacity growth. This increase was partially offset by a 2.3% decrease in traffic, as a result of the impact of COVID-19 on air travel demand.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended March 31, 2020 and 2019.

Aircraft fuel expense decreased by $16.4 million, or 7.2%, from $229.6 million in the first quarter of 2019 to $213.2 million in the first quarter of 2020. This lower fuel expense, year over year, was due to a 13.4% decrease in average economic fuel cost per gallon, partially offset by a 7.4% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2020	2019
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	117,944	109,828	7.4%
Into-plane fuel cost per gallon	$1.81	$2.09	(13.4)%
Aircraft fuel expense (per statements of operations)	$213,208	$229,636	(7.2)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 13.4% was primarily a result of a decrease in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended March 31, 2020 and 2019, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended March 31,
	2020	2019			2020	2019
	(in thousands)				(in cents)
Aircraft fuel	$213,208	$229,636	$(16,428)	(7.2)%	1.95	2.34	(0.39)	(16.7)%
Salaries, wages, and benefits	240,480	203,901	36,579	17.9%	2.20	2.07	0.13	6.3%
Landing fees and other rents	67,121	59,649	7,472	12.5%	0.62	0.61	0.01	1.6%
Depreciation and amortization	65,991	50,726	15,265	30.1%	0.60	0.52	0.08	15.4%
Aircraft rent	45,146	45,782	(636)	(1.4)%	0.41	0.47	(0.06)	(12.8)%
Distribution	33,743	35,719	(1,976)	(5.5)%	0.31	0.36	(0.05)	(13.9)%
Maintenance, materials and repairs	34,076	31,604	2,472	7.8%	0.31	0.32	(0.01)	(3.1)%
Loss on disposal of assets	—	1,913	(1,913)	NM	—	0.02	(0.02)	NM
Other operating	129,308	109,062	20,246	18.6%	1.18	1.11	0.07	6.3%
Total operating expenses	$829,073	$767,992	$61,081	8.0%	7.60	7.81	(0.21)	(2.7)%
Adjusted CASM (1)					7.60	7.79	(0.19)	(2.4)%
Adjusted CASM ex-fuel (2)					5.64	5.46	0.18	3.3%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2020		2019
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.60		7.81
Loss on disposal of assets	$—	—	$1.9	0.02
Adjusted CASM (cents)		7.60		7.79

(2)Excludes aircraft fuel expense and loss on disposal of assets.
Our Adjusted CASM ex-fuel for the first quarter of 2020 was up 3.3% as compared to the first quarter of 2019. The increase on a per-ASM basis was primarily due to an increase in salaries, wages and benefits expense, depreciation and amortization expense and other operating expense, period over period.

Labor costs for the first quarter of 2020 increased $36.6 million, or 17.9%, as compared to the first quarter of 2019. The increase was primarily driven by a 19.5% increase in our pilot and flight attendant workforce resulting from an increase to our aircraft fleet of 18 additional aircraft, since the first quarter of 2019. On both a dollar and per-ASM basis, labor costs increased due to increased headcount, period over period, as well as higher pay rates to our pilots in connection with the collective bargaining agreement that became effective on March 1, 2018, which provides for annual increases on each anniversary of the effective date. In addition, during the three months ended March 31, 2020, we paid salaries and wages to our unionized employees at a guaranteed volume greater than what we actually operated due to the reduced demand resulting from COVID-19. For more detailed information on the impact of COVID-19, please refer to "Notes to the Financial Statements—2. Impact of COVID-19."
Landing fees and other rents for the first quarter of 2020 increased $7.5 million, or 12.5%, as compared to the first quarter of 2019, primarily due to an 11.5% increase in departures. In addition, on both a dollar and per-ASM basis, landing fees and other rents increased due to an increase in facility rent and gate charges resulting from real estate expansion in existing stations and the addition of new stations and other real estate.
Depreciation and amortization for the first quarter of 2020 increased by $15.3 million, or 30.1%, as compared to the prior year period. The increase in depreciation expense was primarily driven by the purchase of seven new aircraft and the purchase of seven previously leased aircraft made since the first quarter of 2019.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $20.4 million and $13.1 million for the first quarters of 2020 and 2019, respectively. The increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events, as compared to the prior year period. This increase in heavy maintenance amortization was the primary driver of the per-ASM increase in depreciation and amortization expense, period over period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed statements of operations, our maintenance, materials and repairs expense would have been $54.5 million and $44.7 million for the first quarter of 2020 and 2019, respectively.
Aircraft rent expense for the first quarter of 2020 decreased by $0.6 million, or 1.4%, as compared to the first quarter of 2019. The decrease on both a dollar and per-ASM basis was primarily related to the purchase of seven aircraft off lease made since the first quarter of 2019. On a per-ASM basis, aircraft rent expense also decreased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). Since the prior year period, we have taken delivery of seven new purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.
Distribution costs decreased by $2.0 million, or 5.5%, in the first quarter of 2020 as compared to the first quarter of 2019. The decrease on a dollar basis was primarily due to decreased sales volume as a result of the impact of COVID-19 on air travel demand. In addition, on a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees year over year. We also had lower credit card fee rates as a result of our new credit card processor agreement that became effective at the end of the second quarter of 2019 and we had a slight shift of sales from third-party travel agents to direct channels, which are less expensive.
Maintenance, materials and repairs expense for the first quarter of 2020 increased by $2.5 million, or 7.8%, as compared to the first quarter of 2019. The increase in maintenance costs was mostly due to an increase in maintenance, materials and repairs expense related to routine and ongoing maintenance on a growing fleet. On a per-ASM basis, maintenance costs slightly decreased period over period primarily due to the utilization of credits during the three months ended March 31, 2020. We expect maintenance expense to increase as our fleet continues to grow and age, resulting in the need for additional or more frequent repairs over time.
We had no loss on disposal of assets for the three months ended March 31, 2020. Loss on disposal of assets for the three months ended March 31, 2019, consisted of $1.9 million related to the disposal of excess and obsolete inventory.
Other operating expense for the first quarter of 2020 increased by $20.2 million, or 18.6%, as compared to the first quarter of 2019 primarily due to an increase in overall operations and increases in travel and lodging and ground handling expense. As compared to the prior year period, we increased departures by 11.5% which drove increases in variable operating expenses. On a per-ASM basis, higher travel and lodging expense and ground handling expense, period over period, were the main drivers of the increase in other operating expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended March 31, 2020 and 2019 primarily represents interest related to the financing of purchased aircraft. As of March 31, 2020 and 2019, we had 68 and 61 aircraft financed through secured long-term debt arrangements, respectively.

Our interest income for the three months ended March 31, 2020 and 2019 represents interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

Our effective tax rate for the first quarter of 2020 was 62.7% compared to 22.2% for the first quarter of 2019. The increase in tax rate, as compared to the prior year period, is primarily due to a $31.1 million discrete federal tax benefit recorded in the first quarter of 2020 related to the passage of the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. Excluding this discrete tax benefit, our effective tax rate for the first quarter of 2020 would have been 21.0%. The decrease in tax rate from the prior year period of 22.2% to the adjusted first quarter 2020 rate of 21.0% is primarily due to a reduction of the current period tax benefit from non-deductible permanent tax items. Our effective tax rate through 2020 may be impacted further by discrete items recorded as additional CARES Act implementation guidance is released.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position. As of March 31, 2020, we had approximately $900 million of unencumbered assets. As of April 30, 2020, approximately $250 million of these assets were pledged as collateral under the 2022 revolving credit facility, leaving approximately $650 million of assets unencumbered, primarily consisting of aircraft. We estimate our average daily cash burn rate is approximately $4 million. We are evaluating initiatives to further reduce that amount should air travel demand not begin to rebound in the coming months. We calculate estimated average daily cash burn rate as the sum of operating cash outflows, debt service requirements, fleet capex net of financing and pre-delivery deposit payments estimated based on historical data for the months of March, April and May 2020 without giving effect to any additional financings, capital raises or any funds received from the PSP. Please refer to "Notes to the Financial Statements—2. Impact of COVID-19 and 14. Subsequent Events" for additional information on the PSP and the measures we have implemented to focus on the safety of our customers and employees as well as the impact on our liquidity, financial position and operations. As of April 30, 2020, we had approximately $917 million in liquid assets comprised of cash and cash equivalents and short-term investment securities.

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt and lease obligations and maintenance reserves. Our total cash at March 31, 2020 was $788.2 million, a decrease of $190.7 million from December 31, 2019. In addition to cash and cash equivalents, as of March 31, 2020, we had $106.2 million in short-term investment securities. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements, government assistance under the CARES Act and cash flows from operations.
Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale-leaseback transactions. During the three months ended March 31, 2020, we purchased 4 aircraft for which we acquired debt of $165.0 million. During the three months ended March 31, 2020, we made $62.9 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year matures in 2031 and 2032. In addition, during the three months ended March 31, 2020, we took delivery of two aircraft financed through direct operating leases, and purchased two aircraft off lease. We also purchased two spare engines through cash purchases.
Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the three months ended March 31, 2020, we paid $123.0 million in PDPs, and $2.9 million of capitalized interest for future deliveries of aircraft and spare engines. As of March 31, 2020, we had $372.1 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed balance sheets.

During the fourth quarter of 2018, we entered into a revolving credit facility for up to $160.0 million secured by the collateral assignment of certain of our rights under our purchase agreement with Airbus. As of March 31, 2020, we had drawn $160.0 million on the facility. The final maturity of the facility is December 30, 2020.

On March 30, 2020, we entered into a senior secured revolving credit facility for an initial commitment of $110.0 million, with an option to increase the overall commitment amount up to $350 million with the consent of any participating lenders and subject to borrowing base availability. The final maturity of the facility is March 30, 2022. As of March 31, 2020, we had not drawn on this facility. Please refer to "Notes to the Financial Statements—14. Subsequent Events" for additional information.
As of March 31, 2020, we have secured debt financing for 4 aircraft being delivered from Airbus in the remainder of 2020. We do not have financing commitments in place for the remaining 127 Airbus firm aircraft orders, scheduled for delivery between the remainder of 2020 through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. In addition, as of March 31, 2020, we have secured 11 direct operating leases for A320neos with third-party lessors, with deliveries expected in the remainder of 2020 through 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the leased aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the three months ended March 31, 2020, we recorded a decrease of $1.3 million in maintenance reserves, including reimbursements. As of March 31, 2020, we had $151.4 million ($90.1 million in aircraft maintenance deposits and $61.2 million in long-term aircraft maintenance deposits) on our condensed balance sheets.
Net Cash Flows Provided By Operating Activities. Operating activities in the three months ended March 31, 2020 provided $34.6 million in cash compared to $205.2 million provided in the three months ended March 31, 2019. Cash provided by operating activities decreased, year over year, primarily due to a net loss during the three months ended March 31, 2020. In addition, we had a decrease in cash as a result of a decrease in other liabilities and an increase in income tax receivable, due to the passage of the CARES Act, as compared to the prior year. These decreases were partially offset by higher non-cash expenses of depreciation and amortization and deferred income tax expense, as compared to the prior year, as well as an increase in accounts receivable, net. Due to the impact of COVID-19 on our operations, we may experience negative cash flows from operations through the second quarter of 2020 and possibly beyond.
Net Cash Flows Used In Investing Activities. In the three months ended March 31, 2020, investing activities used $323.8 million, compared to $104.0 million used in the prior year period. The increase was mainly driven by an increase in purchases of property and equipment, year over year, as well as an increase in PDPs paid, net of refunds, driven by timing of future aircraft deliveries. We have committed to future aircraft purchases but are currently in discussions with Airbus to defer certain aircraft deliveries initially scheduled in 2020 and 2021, as well as the related pre-delivery payments. In addition, the majority of our non-aircraft capital investment projects originally planned for 2020 have been cancelled or deferred.
During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that we are already contractually obligated to purchase. In February 2020, the rate of this tariff was increased from 10% to 15%. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service our Airbus fleet.
Net Cash Flows Provided By Financing Activities. During the three months ended March 31, 2020, financing activities provided $98.5 million in cash compared to $16.2 million provided in the three months ended March 31, 2019. We received $169.0 million in connection with the debt financing related to four aircraft delivered during the three months ended March 31, 2020 and the revolving credit facility maturing in December 2020. We paid $42.6 million in debt principal obligations and $24.8 million in finance lease obligations. The payments on finance lease obligations are primarily related to an aircraft purchase agreement for the purchase of two A319 aircraft. Refer to "Notes to Financial Statements - 9. Leases" for more information on these two aircraft.

Our credit rating has been downgraded by S&P Global to BB- in March 2020 and by Fitch to BB in April 2020. In May 2020, the credit rating of our Spirit Airlines Pass Through Trust Certificates Series 2015-1 Class C and our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class C was downgraded by Fitch from BBB- to BB+. The downgrades of our ratings were based on our increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic.

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. During the fourth quarter of 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. As of March 31, 2020, our aircraft orders consisted of 131 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, we had 11 direct operating leases for A320neos with third-party lessors, with deliveries expected in the remainder of 2020 through 2021. We have committed to future aircraft purchases but are currently in discussions with Airbus to defer certain aircraft deliveries initially scheduled in 2020 and 2021, as well as the related pre-delivery payments. For more detailed information, please refer to "Notes to Financial Statements - 2. Impact of COVID-19" for more information.
We also have a spare engine order for one V2500 SelectTwo engine with IAE and two spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2020 through 2023. As of March 31, 2020, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $701.6 million for the remainder of 2020, $735.9 million in 2021, $115.3 million in 2022, $491.6 million in 2023, $1,002.5 million in 2024 and $3,605.4 million in 2025 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs would include aircraft and other parts that we are already contractually obligated to purchase including those reflected above. In February 2020, the rate of this tariff was increased from 10% to 15%. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service our Airbus fleet.
As of March 31, 2020, we have secured debt financing commitments for four aircraft being delivered from Airbus in the remainder of 2020. As of March 31, 2020, we do not have financing commitments in place for the remaining 127 Airbus aircraft on firm order, which are scheduled for delivery in the remainder of 2020 through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
As of March 31, 2020, principal and interest commitments related to the future secured debt financing of four undelivered aircraft are approximately $7.8 million for the remainder of 2020, $16.5 million in 2021, $13.0 million in 2022, $14.7 million in 2023, $14.3 million in 2024, and $124.2 million in 2025 and beyond. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately $2.6 million for the remainder of 2020, $21.3 million in 2021, $36.8 million in 2022, $36.8 million in 2023, $36.8 million in 2024, and $307.0 million in 2025 and beyond.
We have significant obligations for aircraft and spare engines as 54 of our 151 aircraft and 8 of our 24 spare engines are financed under operating leases. These leases expire between 2022 and 2038. Aircraft rent payments were $48.5 million and $47.5 million for the three months ended March 31, 2020 and 2019, respectively.

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
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of March 31, 2020 and the periods in which payments are due (in millions):

	Remainder of 2020	2021 - 2022	2023 - 2024	2025 and beyond	Total
Long-term debt (1)	$303	$358	$533	$1,146	$2,340
Interest and fee commitments (2)	62	143	104	127	436
Finance and operating lease obligations	155	412	362	1,164	2,093
Flight equipment purchase obligations	702	851	1,494	3,605	6,652
Other (3)	15	36	29	50	130
Total future payments on contractual obligations	$1,237	$1,800	$2,522	$6,092	$11,651

(1) Includes principal only associated with senior and junior term loans, fixed-rate loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, and our revolving credit facilities. Refer to "Notes to the Financial Statements— 12. Debt and Other Obligations."
(2) Related to senior and junior term loans, fixed-rate loans, and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs. Includes interest accrued as of March 31, 2020 related to our variable-rate revolving credit facilities.
(3) Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to "Notes to the Financial Statements— 10. Commitments and Contingencies."
Some of our master lease agreements required that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company intends to build a new headquarters campus. For more detailed information, please refer to “Notes to the Financial Statements— 9. Leases." As of March 31, 2020, we estimate the total construction related outlay for the project will be approximately $200 million to $250 million. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations."

Off-Balance Sheet Arrangements
As of March 31, 2020, we had lines of credit related to corporate credit cards of $30.1 million from which we had drawn $2.5 million.
As of March 31, 2020, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of March 31, 2020, we had drawn $7.1 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of March 31, 2020, we did not hold any derivatives.
As of March 31, 2020, we have $10.6 million in uncollateralized surety bonds and a $35.0 million unsecured standby letter of credit facility, representing an off balance-sheet commitment, of which $23.3 million had been drawn upon for issued letters of credit.

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
“NMB” means the National Mediation Board.
"Non-ticket revenue" means total non-fare passenger revenue and other revenue
“Non-ticket revenue per passenger flight segment” means total non-fare passenger revenue and other revenue divided by passenger flight segments.
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
“TWU” means the Transport Workers Union of America.
“TSA” means the United States Transportation Security Administration.
“ULCC” means “ultra low-cost carrier.”

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2020 and 2019 represented approximately 25.7% and 29.9% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $98 million. As of March 31, 2020 and December 31, 2019, we did not have any outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $106.2 million and $105.3 million, as of March 31, 2020 and December 31, 2019, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of March 31, 2020, we had $2,180.0 million outstanding in fixed-rate debt related to the purchase of 38 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $2,037.1 million. As of December 31, 2019, we had $2,053.6 million outstanding in fixed-rate debt related to the purchase of 34 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,143.0 million.
Variable-Rate Debt. As of March 31, 2020, we had $160.0 million outstanding in variable-rate long-term debt, which had a fair value of $160.0 million. As of December 31, 2019, we had $160.0 million outstanding in variable-rate debt, which had a fair value of $160.0 million. During the three months ended March 31, 2020, a hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $0.4 million.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness in internal control over financial reporting described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K/A for the year ended December 31, 2019, which continued to exist as of March 31, 2020, our disclosure controls and procedures were not effective as of March 31, 2020.

Previously Disclosed Material Weakness
We disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K/A for the year ended December 31, 2019 that we had identified a material weakness in internal controls related to the operation of certain review controls over the preparation of the 2019 statement of cash flows. In light of the material weakness identified, management performed additional review and other procedures prior to the filing of (i) the Annual Report on Form 10-K/A, which resulted in a restatement of the of the statements of cash flows for the year ended December 31, 2019, and (ii) this Quarterly Report on Form 10-Q, which did not result in any adjustments to the consolidated financial statements. Other than the restatement described in the Annual Report on Form 10-K/A for the year ended December 31, 2019, the material weakness did not result in any material misstatements to our condensed financial statements in any prior periods or for the three months ended March 31, 2020.

Status of Remediation of Material Weakness in Internal Control over Financial Reporting

In order to remediate the material weakness, Management has taken steps to improve our overall processes and controls. Remediation activities include, but are not limited to the following:

•Enhancing cash flow templates to facilitate the preparation and review of the related cash flows; and
•Enhancing roll forward reconciliation and management review controls of the capital expenditures amounts included in the statements of cash flows.

Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness. As of March 31, 2020, Management has implemented certain aspects of the contemplated remediation, including a more detailed reconciliation process and management review of each line in the statements of cash flows. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.

Notwithstanding the existence of the material weakness as described above, we believe that the financial statements in this Quarterly Report present fairly, in all material respects, our balance sheets, statements of operations, statements of comprehensive income, statements of cash flows and statements of shareholder's equity as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting

Except for the material weakness described above, as of March 31, 2020, there have been no other changes in our internal control over financial reporting during our first quarter ended March 31, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We believe the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our amended Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 16, 2020, other than the addition of the following risk factor. Investors are urged to review such risk factors carefully.
The COVID-19 pandemic and measures to reduce its spread have had, and will likely continue to have, a material adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. COVID-19 has since spread to almost every country in the world, including the United States. The World Health Organization has declared COVID-19 a pandemic. The outbreak of COVID-19 and measures to reduce its spread have adversely impacted our business and continue to adversely impact our business in a number of ways. Multiple governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions and closures or recommendations against air travel, and certain countries we serve have required airlines to limit or completely stop operations. In response to COVID-19, we have significantly reduced capacity from our original plan through June 2020 and will continue to evaluate the need for further flight schedule adjustments. As of March 31, 2020, we were experiencing significant deterioration in forward bookings. Negative trends have not yet stabilized and are likely to continue to worsen. Additionally, we also outsource certain critical business activities to third parties, including our dependence on a limited number of suppliers for our aircraft and engines. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. The successful implementation and execution of these third parties’ business continuity strategies are largely outside our control. If one or more of such third parties experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse impact on our business, results of operations and financial condition.

The extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments, including the currently unknowable duration of the COVID-19 pandemic, the impact of existing and future governmental regulations, travel advisories and restrictions that are imposed in response to the pandemic, additional reductions to our flight capacity, or a voluntary temporary cessation of all flights, that we implement in response to the pandemic, and the impact of COVID-19 on consumer behavior, such as a reduction in the demand for air travel, especially in our destination cities. The potential economic impact brought on by the COVID-19 pandemic is difficult to assess or predict, and it has already caused, and is likely to result in further, significant disruptions of global financial markets, which may reduce our ability to access capital either at all or on favorable terms, and the cost of capital, including our ability to raise funds through equity or debt financings. In addition, a recession, depression or other sustained adverse economic event resulting from the spread of the coronavirus would materially adversely impact our business and the value of our common stock. The impact of the COVID-19 pandemic on global financial markets has negatively impacted the value of our common stock to date as well as our debt ratings, and could continue to negatively affect our liquidity. Our credit rating was downgraded by S&P Global to BB- in March 2020, and by Fitch to BB in April 2020, and our ratings have been placed on watch for further downgrade by these ratings agencies. In addition, in May 2020, the credit rating of our Spirit Airlines Pass Through Trust Certificates Series 2015-1 Class C and our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class C was downgraded by Fitch from BBB- to BB+. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our ratings levels, the airline industry, of the Company, our business, financial condition and results of operations would be adversely effected. These developments are highly uncertain and cannot be predicted. There are limitations on our ability to mitigate the adverse financial impact of these items, including as a result of our significant aircraft-related fixed obligations. COVID-19 also makes it more challenging for management to estimate future performance of our business, particularly over the near to medium term. A further, potentially significant, decline in demand for our flights could have a materially adverse impact on our business, results of operations and financial condition.

On March 27, 2020, the CARES Act was signed into law in the United States and on April 20, 2020, we reached an agreement with the Treasury to receive approximately $334.7 million in funding through the PSP over the second and third quarters of 2020. The Company received the first installment of $167.4 million under the PSP. The funding we receive will be subject to restrictions and limitations, including (i) restrictions on payments of dividends and stock buybacks through September 30, 2021, (ii) requirements to maintain certain levels of scheduled services (including to destinations where there may currently be significantly reduced or no demand), (iii) a prohibition on involuntary terminations or furloughs of employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2020, (iv) restrictions on reducing the salary, wages, or benefits of our employees (other than our executive officers or independent contractors, or as otherwise permitted under the terms of the PSP) through September 30, 2020 (v) limitation on use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits, and (vi) limits on executive compensation including limiting pay increases and severance pay or other benefits upon terminations, through March 24, 2022. These restrictions and requirements could materially adversely impact our business, results of operations and financial condition by, among other things, requiring us to maintain or increase cost levels to maintain scheduled service and employment with little or no offsetting revenue, and limiting our ability to effectively compete with others in our industry who may not be receiving funding and may not be subject to similar limitations. Additionally, in consideration for the receipt of funding from the Treasury, we issued a $20.2 million 10-year note on April 21, 2020 to the Treasury, and warrants on April 21, 2020 to the Treasury to purchase up to 143,541 shares of our common stock, par value $0.0001 per share, at a strike price of $14.08 per share (the closing price for the shares of common stock on April 9, 2020). Upon the receipt of additional funding, we will increase the amount of the note issued to the Treasury, up to $70.4 million, and will issue additional warrants to the Treasury, to purchase up to an aggregate of 500,150 shares of Common Stock. The warrants will expire in five years from the date of issuance, will be transferable, have no voting rights and will contain customary terms regarding anti-dilution. If the Treasury exercises the warrants, the interest of our holders of common stock would be diluted and we would be partially owned by the U.S. government, which could have a negative impact on our common stock price, and which could require increased resources and attention by our management. We cannot predict whether the assistance from the Treasury through the PSP will be adequate to continue to pay our employees for the duration of the COVID-19 pandemic or whether additional assistance will be required or available in the future. Additionally, we applied to the Treasury for a secured loan through the CARES Act, but we can provide no assurance that we will receive the loan in the amount we requested, or at all, and whether, if received, such amount will be sufficient to fund our continuing operations for the duration of the COVID-19 pandemic.

The COVID-19 pandemic may also exacerbate other risks described in this “Risk Factors” section and disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019, including, but not limited to, our competitiveness, demand for our services, shifting consumer preferences and our substantial amount of outstanding indebtedness.

We have agreed to certain restriction on our business by accepting financing under the CARES Act.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides liquidity in the form of loans, loan guarantees, and other investments to air carriers, such as us, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by Treasury.

On April 20, 2020, the Company entered into a Payroll Support Program Agreement with Treasury, pursuant to which the Company may receive a total of up to approximately $334.7 million under the PSP, which funds will be used exclusively to pay for salaries and benefits for our employees through September 30, 2020. Of that amount, up to $264.3 million will be a direct grant from Treasury and up to $70.4 million will be in the form of a low-interest 10-year note. In connection with its participation in the PSP, the Company also will be obligated to issue to Treasury warrants to purchase up to 500,150 shares of common stock, at a strike price of $14.08 per share (the closing price for the shares of common stock on April 9, 2020). On April 21, 2020, the Company received total proceeds of $167.4 million, representing the first installment of funding under the PSP, in exchange for which the Company issued to Treasury the $20.2 million 10-year note and warrants purchasing 143,541 shares of common stock.

In connection with the Company’s participation in the PSP, we will be subject to certain restrictions, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2021;
•Requirements to maintain certain levels of scheduled service;
•Maintaining employment levels through September 30, 2020;
•Limits on certain executive compensation; and
•Use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits.

These restrictions may affect the profitability of our business activities, require that we change certain of our business practices, affect retention of key personnel, and expose us to additional costs (including increased compliance costs). Additionally, we could be required to issue additional warrants if we participate in additional loan programs under the CARES Act.
We cannot assure you that we will receive additional funds under the PSP, or whether, if received, such amount will be sufficient to fund our continuing operations for the duration of the COVID-19 pandemic.

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

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, new travel related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017 and Hurricane Dorian in August 2019) as well as southern Texas (such as Hurricane Harvey in August 2017), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico and the December 2019 and January 2020 earthquakes in Puerto Rico) can cause flight cancellations, significant delays and facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. As a result of the COVID-19 pandemic, the U.S. government and government authorities in other countries around the world have implemented travel bans and other restrictions, which have drastically reduced consumer demand. In response to such reduction, the Company has significantly reduced capacity from its original plan through June 2020 and will continue to evaluate the need for further flight schedule adjustments. Any increases in travel related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in January 2019 may have a negative impact on our operations and financial results.

We have a significant amount of aircraft-related fixed obligations and we have incurred, and may incur in the future, significant additional debt, that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of March 31, 2020, our 151 aircraft fleet consisted of 54 aircraft financed under operating leases, 68 aircraft financed under debt arrangements, and 29 aircraft purchased off lease and currently unencumbered. For the three months ended March 31, 2020 and 2019, we paid the lessors rent of $48.5 million and $47.5 million, respectively. In connection with our aircraft and engines, in the three months ended March 31, 2020, we paid maintenance deposits, of $1.3 million and in the three months ended March 31, 2019, we paid maintenance deposits, of $2.6 million. As of March 31, 2020, we had future aircraft and spare engine operating lease obligations of approximately $1.9 billion. In the three months ended March 31, 2020 and 2019, we made scheduled principal payments of $42.6 million and $37.9 million on our outstanding debt obligations, respectively. As of March 31, 2020, we had future principal debt obligations of $2.3 billion, of which $303.4 million is due in the remainder of 2020. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt & Whitney for delivery over the next several years. Further, we have an existing revolving credit facility for up to $160 million and on March 20, 2020, we entered into a new senior secured revolving credit facility for an initial commitment of $110 million, which was increased to $135 million in April 2020. In April 2020, we drew the full amount under the new revolving credit facility. Also in April 2020, we reached an agreement with the Treasury to receive $334.7 million in funding through the payroll support program, in the form of a grant and a low-interest 10-year note. The funding from Treasury will also subject us to certain restrictions and limitations. Our ability to pay the fixed and other costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. The amount of our aircraft related fixed obligations, our obligations under our other debt arrangements, and the related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:

•require a substantial portion of cash flow from operations for operating lease and maintenance deposit payments, and principal and interest on our indebtedness, thereby reducing the availability of our cash flow to fund working capital, capital expenditures and other general corporate purposes;
•limit our ability to make required pre-delivery deposit payments, or PDPs, including those payable to our aircraft and engine manufacturers for our aircraft and spare engines on order;
•limit our ability to obtain additional financing to support our expansion plans and for working capital and other purposes on acceptable terms or at all;
•make it more difficult for us to pay our other obligations as they become due during adverse general economic and market industry conditions because any related decrease in revenues could cause us to not have sufficient cash flows from operations to make our scheduled payments;
•reduce our flexibility in planning for, or reacting to, changes in our business and the airline industry and, consequently, place us at a competitive disadvantage to our competitors with fewer fixed payment obligations or which are subject to fewer limitations or restrictions; and
•cause us to lose access to one or more aircraft and forfeit our rent deposits if we are unable to make our required aircraft lease rental and debt payments and our lessors or lenders exercise their remedies under the lease and debt agreements, including cross default provisions in certain of our leases and mortgages.

A failure to pay our operating lease, debt, fixed cost and other obligations or a breach of our contractual obligations could result in a variety of adverse consequences, including the exercise of remedies by our creditors and lessors. In such a situation, it is unlikely that we would be able to cure our breach, fulfill our obligations, make required lease or debt payments or otherwise cover our fixed costs, which would have a material adverse effect on our business, results of operations and financial condition.

We are highly dependent upon our cash balances and operating cash flows.

As of March 31, 2020, we had access to lines of credit from our physical fuel delivery and derivative counterparties and our purchase credit card issuer aggregating $71.6 million and an unsecured standby letter of credit facility of $35.0 million. In addition, we have a revolving credit facility, maturing in 2020, for up to $160 million on which we had drawn $160.0 million as of March 31, 2020, and a new senior secured revolving credit facility, entered into on March 30, 2020 and maturing in 2022, for up to $135 million (which commitment amount may be further increased with the consent of any participating lenders and subject to borrowing base availability) on which we had not drawn any amounts as of March 31, 2020. In April 2020, we drew the full amount under the new revolving credit facility. For additional information, refer to "Notes to Condensed Financial Statements—12. Debt and Other Obligations." These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of COVID-19 on our financial position and operations, including through the payroll support program or loan program with Treasury. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, financial condition and our results of operations.

Certain of the products and services that we purchase, including our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. In early October 2019, the World Trade Organization ruled that the United States could impose $7.5 billion in retaliatory tariffs in response to illegal European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including a 10% tariff on new commercial aircraft. In February 2020, the United States announced an increase to this tariff from 10% to 15%. These tariffs apply to aircraft that we are already contractually obligated to purchase. These tariffs are under continuing review and at any time could be increased, decreased, eliminated or applied to a broader range of products we use. The imposition of these tariffs may substantially increase the cost of, among other things, imported new Airbus aircraft and parts required to service our Airbus fleet, which in turn could have a material adverse effect on our business, financial condition and/or results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase as many aircraft as we intended in the future. Any such action could have a material adverse effect on the size of our fleet, business, financial condition and/or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the first quarter of 2020. All stock repurchases during this period were made from employees who received restricted stock units. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1-31, 2020	32,908	$41.94	—	$—
February 1-29, 2020	3,736	$41.12	—	$—
March 1-31, 2020	189	$10.66	—	$—
Total	36,833	$41.70	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits
3.1	Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as Exhibit 3.1 to the Company’s Form 8-K dated March 30, 2020, is hereby incorporated by reference

4.1
Rights Agreement, dated as of March 30, 2020, between Spirit Airlines, Inc. and Equiniti Trust Company, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock of Spirit Airlines, Inc. as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C, filed as Exhibit 4.1 to the Company’s Form 8-K dated March 30, 2020, is hereby incorporated by reference

4.2	Warrant Agreement, dated as of April 20, 2020, between the Company and the United States Department of the Treasury

4.3	Form of Warrant to Purchase Common Stock, hereby incorporated by reference from Exhibit B to Exhibit 4.2

10.1	Credit and Guaranty Agreement, dated as of March 30, 2020, between Citibank, N.A, as Administrative Agent and Wilmington Trust, National Association, as Collateral Agent

10.2	Payroll Support Program Agreement, dated April 20, 2020, between the Company and the United States Department of the Treasury

10.3	Promissory Note, dated April 20, 2020, issued by the Company in the name of the United States Department of the Treasury

10.4	Matt Klein Offer Letter

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

May 6, 2020	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer