Form 10-Q
period 2020-06-30
Spirit Airlines, Inc.
filed 2020-07-22
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act..  ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 15, 2020:

Class	Number of Shares
Common Stock, $0.0001 par value	88,671,536

Table of Contents

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating revenues:
Passenger	$130,817	$994,430	$884,367	$1,832,495
Other	7,712	18,526	25,243	36,257
Total operating revenues	138,529	1,012,956	909,610	1,868,752

Operating expenses:
Aircraft fuel	19,910	265,006	233,118	494,642
Salaries, wages and benefits	213,579	216,375	454,059	420,276
Landing fees and other rents	40,348	64,711	107,469	124,360
Depreciation and amortization	69,113	54,913	135,104	105,639
Aircraft rent	49,256	46,522	94,402	92,304
Distribution	11,352	40,602	45,095	76,321
Maintenance, materials and repairs	19,227	34,688	53,303	66,292
Loss on disposal of assets	—	1,550	—	3,463
Special credits	(151,911)	—	(151,911)	—
Other operating	58,039	124,651	187,347	233,713
Total operating expenses	328,913	849,018	1,157,986	1,617,010

Operating income (loss)	(190,384)	163,938	(248,376)	251,742

Other (income) expense:
Interest expense	27,792	25,266	51,670	50,237
Capitalized interest	(3,757)	(2,975)	(7,421)	(5,532)
Interest income	(1,949)	(7,066)	(5,542)	(13,990)
Other (income) expense	66	144	47	377
Total other (income) expense	22,152	15,369	38,754	31,092

Income (loss) before income taxes	(212,536)	148,569	(287,130)	220,650
Provision (benefit) for income taxes	(68,108)	34,068	(114,874)	50,073

Net income (loss)	$(144,428)	$114,501	$(172,256)	$170,577
Basic earnings (loss) per share	$(1.81)	$1.67	$(2.33)	$2.49
Diluted earnings (loss) per share	$(1.81)	$1.67	$(2.33)	$2.49
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(144,428)	$114,501	$(172,256)	$170,577
Unrealized gain on short-term investment securities and cash and cash equivalents, net of deferred taxes of $5, $29, $59 and $67	18	98	203	228
Interest rate derivative loss reclassified into earnings, net of taxes of $15, $19, $39 and $46	48	54	89	101
Other comprehensive income	$66	$152	$292	$329
Comprehensive income (loss)	$(144,362)	$114,653	$(171,964)	$170,906

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Balance Sheets
(unaudited, in thousands)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,127,460	$978,957
Restricted cash	30,000	—
Short-term investment securities	106,298	105,321
Accounts receivable, net	56,043	73,807
Aircraft maintenance deposits, net	75,147	102,906
Income tax receivable	146,961	21,013
Prepaid expenses and other current assets	126,051	103,439
Total current assets	1,667,960	1,385,443

Property and equipment:
Flight equipment	4,071,980	3,730,751
Ground property and equipment	320,526	291,998
Less accumulated depreciation	(582,098)	(492,447)
	3,810,408	3,530,302
Operating lease right-of-use assets	1,430,897	1,369,555
Pre-delivery deposits on flight equipment	382,652	291,930
Long-term aircraft maintenance deposits	63,623	67,682
Deferred heavy maintenance, net	376,745	361,603
Other long-term assets	35,659	36,897
Total assets	$7,767,944	$7,043,412

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$41,060	$43,601
Air traffic liability	452,023	315,408
Current maturities of long-term debt and finance leases	288,498	258,852
Current maturities of operating leases	128,536	120,662
Deferred salaries, wages and benefits	114,052	—
Other current liabilities	247,013	373,521
Total current liabilities	1,271,182	1,112,044

Long-term debt and finance leases, less current maturities	2,333,600	1,960,453
Operating leases, less current maturities	1,269,670	1,218,014
Deferred income taxes	517,537	469,292
Deferred gains and other long-term liabilities	32,793	22,277
Shareholders’ equity:
Common stock	27	7
Additional paid-in-capital	636,317	379,380
Treasury stock, at cost	(74,009)	(72,455)
Retained earnings	1,781,322	1,955,187
Accumulated other comprehensive income (loss)	(495)	(787)
Total shareholders’ equity	2,343,162	2,261,332
Total liabilities and shareholders’ equity	$7,767,944	$7,043,412
The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$(172,256)	$170,577
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	128	148
Share-based compensation	6,442	6,413
Allowance for doubtful accounts (recoveries)	(226)	—
Amortization of deferred gains, losses and debt issuance costs	4,633	4,365
Depreciation and amortization	135,104	105,639
Accretion of convertible debt	2,029	—
Deferred income tax expense	31,518	44,511
Loss on disposal of assets	—	3,463
Changes in operating assets and liabilities:
Accounts receivable, net	17,360	(30,465)
Aircraft maintenance deposits, net	11,254	(6,214)
Prepaid income taxes	—	1,962
Long-term deposits and other assets	(16,717)	10,212
Deferred heavy maintenance	(57,306)	(88,350)
Income tax receivable	(125,948)	—
Accounts payable	(6,477)	2,024
Air traffic liability	136,615	111,009
Deferred salaries, wages and benefits, net	114,052	—
Other liabilities	(127,204)	6,154
Other	40	(424)
Net cash provided (used) by operating activities	(46,959)	341,024

Investing activities:
Purchase of available-for-sale investment securities	(54,992)	(57,355)
Proceeds from the maturity and sale of available-for-sale investment securities	54,195	56,595
Pre-delivery deposits on flight equipment, net of refunds	(153,353)	(75,826)
Capitalized interest	(6,289)	(4,936)
Assets under construction for others	(2,282)	(2,235)
Purchase of property and equipment	(294,633)	(154,702)
Net cash used in investing activities	(457,354)	(238,459)
Financing activities:
Proceeds from issuance of long-term debt	674,146	94,706
Proceeds from issuance of common stock and warrants	203,723	—
Proceeds from stock options exercised	39	1
Payments on debt obligations	(149,429)	(85,785)
Payments on finance lease obligations	(25,020)	(1,796)
Reimbursement for assets under construction for others	2,322	2,235
Repurchase of common stock	(1,554)	(5,248)
Long-term debt and equity issuance costs	(21,411)	(614)
Net cash provided by financing activities	682,816	3,499
Net increase (decrease) in cash, cash equivalents, and restricted cash	178,503	106,064
Cash and cash equivalents at beginning of period	978,957	1,004,733
Cash, cash equivalents, and restricted cash at end of period (1)	$1,157,460	$1,110,797
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$37,636	$41,279
Income taxes paid (received), net	$(19,631)	$7,394
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$103,127	$95,643
Financing cash flows for finance leases	$139	$339
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$565	$96,371
Capital expenditures funded by operating lease borrowings	$120,961	$159,548

(1) The sum of cash and cash equivalents and restricted cash on our condensed balance sheets equals cash, cash equivalents, and restricted cash in our statement of cash flows.

The accompanying Notes are an integral part of these Condensed Financial Statements.

Spirit Airlines, Inc.
Condensed Statements of Shareholders’ Equity
(unaudited, in thousands)

	Six Months Ended June 30, 2019
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$7	$371,225	$(67,016)	$1,625,481	$(1,193)	$1,928,504
Effect of ASU No. 2016-02 implementation	—	—	—	(5,549)	—	(5,549)
Share-based compensation	—	3,671	—		—	3,671
Repurchase of common stock	—	—	(5,223)	—	—	(5,223)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	177	177
Net income	—	—	—	56,076	—	56,076
Balance at March 31, 2019	$7	$374,896	$(72,239)	$1,676,008	$(1,016)	$1,977,656
Share-based compensation	—	2,742	—	—	—	2,742
Repurchase of common stock	—	—	(25)	—	—	(25)
Proceeds from options exercised	—	1	—	—	—	1
Changes in comprehensive income	—	—	—	—	152	152
Net income	—	—	—	114,501	—	114,501
Balance at June 30, 2019	$7	$377,639	$(72,264)	$1,790,509	$(864)	$2,095,027

	Six Months Ended June 30, 2020
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$7	$379,380	$(72,455)	$1,955,187	$(787)	$2,261,332
Effect of ASU No. 2016-13 implementation (refer to Note 3)	—	—	—	(1,609)	—	(1,609)
Share-based compensation	—	3,790	—	—	—	3,790
Repurchase of common stock	—	—	(1,536)	—	—	(1,536)
Proceeds from options exercised	—	16	—	—	—	16
Changes in comprehensive income	—	—	—	—	226	226
Net loss	—	—	—	(27,828)	—	(27,828)
Balance at March 31, 2020	$7	$383,186	$(73,991)	$1,925,750	$(561)	$2,234,391
Issuance of common stock and warrants, net	20	194,866	—	—	—	194,886
Equity component value of convertible debt issuance, net	—	55,590	—	—	—	55,590
Share-based compensation	—	2,652	—	—	—	2,652
Repurchase of common stock	—	—	(18)	—	—	(18)
Proceeds from options exercised	—	23	—	—	—	23
Changes in comprehensive income	—	—	—	—	66	66
Net loss	—	—	—	(144,428)	—	(144,428)
Balance at June 30, 2020	$27	$636,317	$(74,009)	$1,781,322	$(495)	$2,343,162
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
The interim results reflected in the unaudited condensed financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends. In addition, the Company experienced significant impacts from the global coronavirus ("COVID-19") pandemic during the three and six months ended June 30, 2020.
2. Impact of COVID-19

As the COVID-19 pandemic continues to evolve, the Company's financial and operational outlook remains subject to change. The Company continues to monitor the impacts of the pandemic on its operations and financial condition, and to implement mitigation strategies while working to preserve cash and protect the long-term sustainability of the Company.

The Company has implemented measures for the safety of its Guests and Team Members as well as to mitigate the impact of COVID-19 on its financial position and operations.
Caring for Guests and Team Members

The Company’s Operations and Task Force teams remain in constant contact with authorities, continuing to evolve its response to ensure the safety of Guests and Team Members. In addition to previously existing procedures including utilization of hospital-grade disinfectants and state-of-the-art HEPA filters that capture 99.97% of airborne particles on board the aircraft, the Company has implemented the following steps to protect its Guests and Team Members:

•Secured and distributed additional supplies of gloves and sanitizer across the Company's network and augmented the contents of onboard supply kits to contain additional cleaning and sanitizing materials;
•Secured and provided face coverings for all crew and Guest facing team members;
•Expanded cleaning protocols at airports and other facilities, including the use of EPA-registered disinfectants in all check-in and gate areas and the use of electrostatic sprayers at high-traffic airports;
•Expanded aircraft turn and overnight cleaning protocols focusing on high frequency touch points as well as enhanced cockpit cleaning and the use of ultra-low volume ("ULV") fogging process to apply a safe, high grade- EPA-registered airborne disinfectant that is effective against coronaviruses;
•Launched a new antimicrobial fogging tool in our facilities and aircraft that uses a product that forms an invisible barrier on all surfaces killing bacteria and viruses on contact for 30 days;
•Split the Company's Operational Control Center ("OCC") into multiple units to enable social distancing and prepared the OCC to work remotely to minimize potential operational disruption;
•Implemented a remote work policy for the Support Center teams to maintain support of the Company's operations;
•Required all Guests and Guest-facing Team Members to wear an appropriate face covering when traveling through the airport or onboard aircraft;
•Offered future flight credits with extended expiration dates to Guests with impacted travel plans and waived change and cancellation fees for Guests who booked travel by July 31, 2020.

Supporting Communities

During this unprecedented time, many travelers became stranded abroad when bans and other restrictions on travel were implemented globally and domestically with little notice. The Company has worked with embassies and local governments in Aruba, Colombia, Dominican Republic, Ecuador, Haiti, Honduras, Panama and the U.S. to operate special flights for stranded travelers in such countries. Thus far, the Company has provided over 140 flights to more than 18,000 stranded travelers and preparations continue to transport many more. In addition, the Company has pledged $250 thousand in vouchers for flights to minority organizations.

The Company has also made efforts to address the growing needs of its communities through The Spirit Airlines Charitable Foundation (the “Foundation”). As part of the its focus on supporting families, the Foundation partnered with other non-profit organizations including the YMCA and Jack and Jill Children’s Center to provide food to seniors and families struggling during this time and supported organizations creating face coverings for healthcare workers. In addition, the Company has partnered to offer Guests face coverings for a small contribution to the Red Cross.

Capacity Reductions

In March 2020, in response to government restrictions on travel and drastically reduced consumer demand, the Company began to reduce capacity. The Company reduced capacity for April 2020 by 76.2%, year over year and May 2020 capacity was reduced by 93.9%, year over year. The Company had initially expected to reduce June 2020 capacity by approximately 95%, year over year. However, due to an increase in demand for air travel, the Company added some flights back to the June schedule, building throughout the month, resulting in an average capacity reduction of 79.0%, year over year. Capacity in July, August and September of 2020 has been reduced by approximately 18%, 35% and 45% respectively, year over year. The Company continues to closely monitor demand and will make adjustments to the flight schedule as appropriate. The Company currently estimates that air travel demand recovery will be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue to emerge. The Company expects that air travel demand will continue to gradually recover in the second half of 2020 through 2021. However, the situation continues to be fluid and actual capacity adjustments may be different than what the Company currently expects. Refer to Note 4, Revenue, for discussion of the impact of COVID-19 on the Company's air traffic liability, credit shells and refunds.

CARES Act

On March 27, 2020, President Donald Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee salaries, wages and benefits and up to$25.0 billion in secured loans.

On April 20, 2020, the Company entered into a Payroll Support Program Agreement ("PSP") with the United States Department of the Treasury ("Treasury"), pursuant to which the Company expects to receive a total of $334.7 million, to be used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2020. Of that amount, $70.4 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, the Company is obligated to issue to Treasury warrants pursuant to a warrant agreement to purchase up to 500,150 shares of the Company’s common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020). As of June 30, 2020, the Company received total proceeds of $301.3 million, representing 3 of the 4 installments of funding under the PSP, in exchange for which the Company issued to Treasury $60.4 million in 10-year notes and warrants to purchase 428,829 shares of common stock valued and recorded at $2.5 million in additional paid-in-capital ("APIC") and $238.4 million in deferred salaries, wages and benefits within the Company's condensed balance sheets. Refer to Note 13, Debt and Other Obligations, for additional information on the notes issued and Note 14, Equity, for additional information on the warrants. The Company expects to receive the remaining proceeds of $33.4 million with the fourth and final installment of the PSP on or around July 31, 2020, in exchange for an additional $10.0 million in 10-year notes and warrants to purchase an additional 71,321 shares of common stock to be issued to the Treasury. The warrants issued represent less than 1% of the outstanding shares of the Company's common stock as of July 15, 2020.

During the three and six months ended June 30, 2020, the Company recognized $123.9 million of deferred salaries, wages and benefits within special credits on the Company’s condensed statements of operations. Refer to Note 6, Special Credits, for additional information.

In connection with the Company’s receipt of funds under the PSP, the Company is subject to certain restrictions, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2021;

•Requirements to maintain certain levels of scheduled service through September 30, 2020;

•A prohibition on involuntary terminations or furloughs of the Company's employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2020;

•A prohibition on reducing the salary, wages, or benefits of the Company's employees (other than the Company's executive officers or independent contractors, or as otherwise permitted under the terms of the PSP) through September 30, 2020;

•Limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, through March 24, 2022;

•Use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits and;

•The Company is subject to additional reporting and recordkeeping requirements relating to the CARES Act funds.

On April 29, 2020, the Company applied for additional funds under the Treasury's loan program under the CARES Act (“Loan Program”). The expected maximum availability to the Company under the Loan Program is approximately $741 million in the form of a secured loan. However, the loan amount is dependent on the amount and types of collateral accepted, which may result in an actual loan less than $741 million, if the Company accepts the loan. Any loan received pursuant to the Loan Program would be subject to the restrictions and relevant provisions of the CARES Act, including many of those noted above for the PSP. The Company’s participation in the Loan Program could materially increase the funds available to the Company as it works through the operational and business issues related to the COVID-19 pandemic and provide a base of available funding that could encourage private market transactions. On July 1, 2020, the Company executed a non-binding letter of intent with the Treasury which summarizes the principal terms of the financing request submitted by the Company to the Treasury. The Company continues to negotiate the terms of a definitive financing agreement under the Loan Program with the Treasury. In addition, subject to such negotiations, the Company will continue to evaluate its future cash flow needs and will determine whether or not to accept any or all of the funds available from the Loan Program. The deadline to make the election under the Loan Program is September 30, 2020.
The CARES Act also provides an employee retention credit (“CARES Employee Retention credit”) which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. The Company qualified for the credit beginning on April 1, 2020 and expects to continue to receive additional credits for qualified wages through December 31, 2020. During the three and six months ended June 30, 2020, the Company recorded $28.0 million related to the CARES Employee Retention credit within special credits on the Company’s condensed statements of operations and within accounts receivable, net on the Company's condensed balance sheet. The Company expects to record an additional approximately $10 million in CARES Employee Retention credits in the remainder of 2020. Refer to Note 6, Special Credits, for additional information.

The CARES Act also provides for certain tax loss carrybacks and a waiver on federal fuel taxes through December 31, 2020. As of June 30, 2020, the Company had recognized $140.8 million in related tax loss carrybacks and $0.8 million in federal fuel tax savings reflected within fuel in the Company’s statements of operations. The Company expects to recognize an additional $5 million in savings related to the waiver on federal fuel taxes in the remainder of 2020.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide the Company with approximately $24 million of additional liquidity during the current year. As of June 30, 2020, the Company has deferred $10.0 million in social security tax payments. The deferred amounts are recorded as a liability within other current liabilities on the Company’s condensed balance sheet.

Income Taxes

The Company's effective tax rate for the six months ended June 30, 2020 was 40.0% compared to 22.7% for the six months ended June 30, 2019. The increase in tax rate, as compared to the prior year period, is primarily due to a $54.9 million discrete federal tax benefit recorded during the six months ended June 30, 2020 related to the passage of the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. Excluding this discrete tax benefit, the Company's effective tax rate for the six months ended June 30, 2020 would have been 20.9%. While the Company expects its tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the spread of COVID-19 in the U.S. in the first quarter of 2020, the Company has taken several actions to increase liquidity and strengthen its financial position. As a result of these actions, as of June 30, 2020, the Company had unrestricted cash and cash equivalents and short-term investment securities of $1,233.8 million.

In March 2020, the Company entered into a senior secured revolving credit facility (the "2022 revolving credit facility") for an initial commitment amount of $110.0 million, and subsequently, in the second quarter of 2020, increased its commitment amount to $180.0 million. As of June 30, 2020, the Company had fully drawn the available amount of $180.0 million under the 2022 revolving credit facility. The 2022 revolving credit facility matures on March 30, 2022. The Company continues to pursue additional financing secured by its unencumbered assets. Refer to Note 13, Debt and Other Obligations, for additional information about the 2022 revolving credit facility.

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 (the “convertible notes”). The convertible notes will bear interest at the rate of 4.75% per year and will mature on May 15, 2025. Interest on the convertible notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. The Company received proceeds of $168.3 million, net of total issuance costs of $6.7 million and recorded $95.6 million in long-term debt, net of debt issuance costs of $3.8 million on its condensed balance sheets, related to the debt component of the convertible notes, and $72.7 million in APIC, net of issuance costs of $2.9 million on its condensed balance sheets, related to the equity component of the convertible notes. Refer to Note 13, Debt and Other Obligations for additional information about the Company’s convertible debt.

Also on May 12, 2020, the Company completed the public offering of 20,125,000 shares of its voting common stock, which includes full exercise of the underwriters’ option to purchase an additional 2,625,000 shares of common stock, at a public offering price of $10.00 per share (the “common stock offering”). The Company received proceeds of $192.4 million, net of issuance costs of $8.9 million. Refer to Note 14, Equity, for further information about the Company’s common stock offering.

In June 2020, the Company entered into an agreement to amend its revolving credit facility entered into in 2018 to finance aircraft pre-delivery payments. The agreement amends the revolving credit facility to extend the final maturity date from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million and during the six months ended June 30, 2020 we made net principal payments of $48.8 million. This facility is secured by the collateral assignment of certain of the Company’s rights under the purchase agreement with Airbus, related to 20 Airbus A320neo aircraft scheduled to be delivered between August 2020 and October 2022. The initial maximum borrowing capacity of $111.2 million will continue to decrease as the Company takes delivery of the related aircraft. The amendment will provide an additional approximately $54 million in liquidity through March 2021. Refer to Note 13, Debt and Other Obligations, for further information.

Also, in June 2020, the Company entered into an agreement to defer certain aircraft deliveries originally scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. During the six months ended June 30, 2020, the Company took delivery of 9 aircraft and with this agreement, the Company has 3 remaining aircraft scheduled for delivery during the remainder of 2020 and 16 aircraft scheduled for delivery in 2021. Refer to Note 11, Commitments and Contingencies, for further information about the Company’s future aircraft deliveries.

In addition, since the onset of the COVID-19 pandemic, the Company has taken additional action, including:

•Reduced planned discretionary non-aircraft capital spend in 2020 by approximately $50 million;
•Deferred $20 million in heavy maintenance events from 2020 to 2021;
•Reduced planned non-fuel operating costs for 2020 by $20 million to $30 million, excluding savings related to reduced capacity;
•Suspended hiring across the Company except to fill essential roles;

•Entered into agreements to defer payments in 2020 related to facility rents and other airport services contracts at certain locations;
•Continued to work with lessors and service providers to temporarily defer aircraft rent and other maintenance and service contract payments;
•Continued to work with unionized and non-unionized employees to create voluntary leave programs;
•Continued to pursue additional financing secured by its unencumbered assets.

The Company continues to engage in discussions with the Company's significant stakeholders and vendors regarding financial support or contract adjustments, including extensions of payment terms, during this transition period.

For purposes of assessing its liquidity needs, the Company estimates that demand will continue to improve slightly in the second half of 2020, but remain well below 2019 levels, and continue to recover into 2021. The Company believes the actions described above address its future liquidity needs, yet anticipates it may implement further discretionary changes and other cost reduction and liquidity preservation measures, as needed, to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

3. Recent Accounting Developments

Recently Adopted Accounting Pronouncements

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. For accounts receivables, aircraft maintenance deposits and security deposits (recorded within other long-term assets on the Company's condensed balance sheets) the Company is required to estimate lifetime expected credit losses. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. As such, the Company is required to recognize an allowance for credit losses for its short-term available-for-sale investment securities, with the exception of U.S. Treasury securities which do not require an allowance for credit losses. The Company adopted this standard effective January 1, 2020. In connection with the adoption of this standard, the Company recognized a cumulative effect adjustment, net of tax, of $1.6 million to retained earnings on the Company's condensed balance sheets with corresponding reserves against certain of our outstanding financial instruments. These amounts were not material to the Company's financial statements individually or in the aggregate.

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

4. Revenue
        Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and six months ended June 30, 2020 and June 30, 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Operating revenues:
Fare	$63,769	$515,696	$385,216	$932,041
Non-fare	67,048	478,734	499,151	900,454
Total passenger revenues	130,817	994,430	884,367	1,832,495
Other	7,712	18,526	25,243	36,257
Total operating revenues	$138,529	$1,012,956	$909,610	$1,868,752

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
DOT—Domestic	$134,373	$890,388	$832,293	$1,644,502
DOT—Latin America	4,156	122,568	77,317	224,250
Total	$138,529	$1,012,956	$909,610	$1,868,752
The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed balance sheets and recognizes loyalty travel awards in passenger revenues as the mileage credits are used for travel or expire unused.
As a result of the COVID-19 pandemic, the Company experienced significantly increased customer requests for credit shells, or customer travel funds held by the Company that can be redeemed for future travel, and refunds beginning in the second half of March 2020 and continuing through the second quarter of 2020 primarily due to flight cancellations. The total value of refunds issued during the three and six months ended June 30, 2020 were $77.4 million and $121.0 million, respectively.
The Company expects that the level of requests for credit shells and refunds in the upcoming months will continue to fluctuate and vary as the effects of COVID-19 continue to emerge. In addition, in response to COVID-19, the Company increased the expiration period on some of its credit shells from 60 days to 12 months and waived change and cancellation fees for the Guests who booked travel by July 31, 2020. As a result, the outstanding balance of the unused credit shells (which is recorded within ATL on the Company's condensed balance sheets), as of June 30, 2020, significantly exceeds the balance in the prior year period. As of June 30, 2020 and December 31, 2019, the Company had ATL balances of $452.0 million and $315.4 million, respectively. The balance of the Company's ATL, including the balance of credit shells, is expected to be recognized within 12 months of the respective balance sheet date. Refer to Note 2, Impact of COVID-19, for further information on COVID-19's impact to the Company.

For credit shells that the Company estimates are not likely to be used prior to expiration (“breakage”), the Company recognizes the associated value proportionally during the period over which the remaining credit shells may be used. Breakage estimates are based on the Company's historical information about customer behavior as well as assumptions about customers' future travel behavior. Assumptions used to generate breakage estimates can be impacted by several factors including, but not limited to, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and credit shell policies, and economic factors. Given the unprecedented amount of cancellations in the first and second quarters of 2020 and the related increase in credit shells provided, the Company expects additional variability in the amount of breakage revenue recorded in future periods, as the estimates of the portion of those funds that will expire unused may differ from historical experience.
5. Loss on Disposal of Assets
During the three and six months ended June 30, 2020, the Company had no loss on disposal of assets in the condensed statement of operations.

During the three and six months ended June 30, 2019, the Company recorded $1.6 million and $3.5 million in loss on disposal of assets in the condensed statement of operations. These amounts primarily related to the disposal of excess and obsolete inventory.

6. Special Credits

During the second quarter of 2020, the Company recorded $237.9 million, net of issuance costs of $0.5 million, related to the grant component of the PSP with the Treasury within deferred salaries, wages and benefits on the Company's condensed balance sheets. The funds are to be used exclusively to pay for salaries, wages and benefits for the Company's Team Members through September 30, 2020. During the three and six months ended June 30, 2020, the Company recognized $123.9 million of the deferred salaries, wages and benefits within special credits on the Company’s condensed statements of operations.

In addition, during the three and six months ended June 30, 2020, the Company recorded $28.0 million related to the CARES Act Employee Retention credit within special credits on the Company’s condensed statements of operation. Refer to Note 2, Impact of COVID-19, for further information on the CARES Act.

During the three and six months ended June 30, 2019, the Company had no special credits in the condensed statement of operations.

7. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands, except per share amounts)
Numerator
Net income (loss)	$(144,428)	$114,501	$(172,256)	$170,577
Denominator
Weighted-average shares outstanding, basic	79,601	68,439	74,061	68,410
Effect of dilutive stock awards	—	181	—	158
Adjusted weighted-average shares outstanding, diluted	79,601	68,620	74,061	68,568
Earnings (loss) per share
Basic earnings (loss) per common share	$(1.81)	$1.67	$(2.33)	$2.49
Diluted earnings (loss) per common share	$(1.81)	$1.67	$(2.33)	$2.49

Anti-dilutive weighted-average shares	565	127	524	143

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

As of June 30, 2020 and December 31, 2019, the Company had $106.3 million and $105.3 million in short-term available-for-sale investment securities, respectively. During the six months ended June 30, 2020, these investments earned interest income at a weighted-average fixed rate of approximately 1.5%. For the three and six months ended June 30, 2020, an unrealized loss and an unrealized gain of $199 thousand and $123 thousand, respectively, net of deferred taxes of $59 thousand and $36 thousand, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and six months ended June 30, 2019, an unrealized gain of $98 thousand and $228 thousand, respectively, net of deferred taxes of $29 thousand and $67 thousand, respectively, was recorded within AOCI related to these investment securities. For the three and six months ended June 30, 2020, the Company had substantially no realized gains or losses related to these securities. For the three and six months ended June 30, 2019, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of June 30, 2020 and December 31, 2019, $227 thousand and $104 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

9. Accrued Liabilities
Other current liabilities as of June 30, 2020 and December 31, 2019 consist of the following:

	June 30, 2020	December 31, 2019
	(in thousands)
Salaries, wages and benefits	$92,056	$89,163
Airport obligations	37,309	80,134
Federal excise and other passenger taxes and fees payable	22,947	65,312
Aircraft maintenance	21,615	38,099
Aircraft and facility lease obligations	21,163	20,656
Interest payable	17,871	16,941
Fuel	5,259	28,510
Other	28,793	34,706
Other current liabilities	$247,013	$373,521

10.Leases
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
As of June 30, 2020, the Company had a fleet consisting of 154 A320 family aircraft. As of June 30, 2020, the Company had 55 aircraft financed under operating leases with lease term expirations between 2022 and 2038. In addition, the Company owned 99 aircraft of which 29 were purchased off lease and were unencumbered as of June 30, 2020. As of June 30, 2020, the Company also had 8 spare engines financed under operating leases with lease term expiration dates ranging from 2023 to 2027 and owned 16 spare engines, all of which, as of June 30, 2020, were pledged as partial collateral under the Company's 2022 revolving credit facility.
In accordance with Topic 842, the Company has elected not to apply the recognition requirements to short-term leases (i.e., leases of 12 months or less). Instead, lease payments are recognized in profit or loss on a straight-line basis over the lease term. In addition, variable lease payments in the period in which the obligation for those payments is incurred are not included in the recognition of a lease liability or right-of-use asset.

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
Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of June 30, 2020, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the majority of the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition) when it is probable that such amounts will be incurred. When determining probability and estimated cost of lease return obligations, there are various other factors that need to be considered such as the contractual terms of the lease, the ability to swap engines or other aircraft components, current condition of the aircraft, the age of the aircraft at lease expiration, utilization of engines and other components, the extent of repairs needed at return, return locations, current configuration of the aircraft and cost of repairs and materials at the time of return. Management assesses the factors listed above and the need to accrue lease return costs throughout the lease as facts and circumstances warrant an assessment. As a result of COVID-19, the Company is currently operating its aircraft at lower utilization levels. If the Company continues flying its aircraft at lower utilization levels beyond its current projections, the timing of future maintenance events may change such that the Company will be required to accrue lease return costs and/or record reserves against its maintenance deposits earlier than it would have expected and such amounts could be significant. The Company expects lease return costs and unrecoverable maintenance deposits will increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
During the six months ended June 30, 2020, the Company took delivery of six aircraft under secured debt arrangements, purchased two previously leased aircraft, and took delivery of three aircraft under operating leases. In addition, the Company also purchased two engines and returned one previously leased engine.
On December 31, 2019, the Company entered into an aircraft sale agreement to acquire two A319 aircraft previously operated by the Company under operating leases. The contract was deemed a lease modification, which resulted in a change of classification from operating leases to finance leases for the two aircraft. In January 2020, the purchase of the two aircraft was completed. These aircraft were recorded within flight equipment on the Company's condensed balance sheets as of June 30, 2020.
As of June 30, 2020, the Company's finance lease obligations primarily relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities in the Company's condensed balance sheets.
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

        The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed balance sheets as of June 30, 2020. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
remainder of 2020	$381	$102,077	$2,237	$228	$104,923
2021	753	204,153	4,552	—	209,458
2022	725	205,231	4,262	—	210,218
2023	349	192,586	3,260	—	196,195
2024	98	170,524	2,722	—	173,344
2025 and thereafter	—	1,065,928	144,127	—	1,210,055
Total minimum lease payments	$2,306	$1,940,499	$161,160	$228	$2,104,193
Less amount representing interest	192	568,343	135,335	3	703,873
Present value of minimum lease payments	$2,114	$1,372,156	$25,825	$225	$1,400,320
Less current portion	658	125,219	3,092	225	129,194
Long-term portion	$1,456	$1,246,937	$22,733	$—	$1,271,126
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed balance sheets are expected to be $2.6 million for the remainder of 2020 and none for 2021 and beyond. During the six months ended 2020, the Company entered into agreements to defer payments in 2020 related to facility rents and other airport services contracts at certain locations.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Finance lease cost
Amortization of leased assets	$135	$519	$270	$728
Interest of lease liabilities	26	309	139	339
Operating lease cost
Operating lease cost (1)	51,006	48,639	98,223	98,353
Short-term lease cost (1)	6,884	3,509	13,598	6,958
Variable lease cost (1)	25,568	31,653	55,383	59,770
Total lease cost	$83,619	$84,629	$167,613	$166,148
        (1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	June 30, 2020	June 30, 2019
Weighted-average remaining lease term
Operating leases	13.1 years	9.8 years
Finance leases	3.1 years	0.8 years
Weighted-average discount rate
Operating leases	6.07%	6.52%
Finance leases	5.56%	3.93%

11. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. During the fourth quarter of 2019, the Company entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. In June 2020, the Company entered into an agreement to defer certain aircraft deliveries scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. During the six months ended June 30, 2020, the Company took delivery of 9 aircraft and with this agreement, the Company has 3 remaining aircraft scheduled for delivery during the remainder of 2020 and 16 aircraft scheduled for delivery in 2021. For additional information, please refer to Note 2, Impact of COVID-19. As of June 30, 2020, the Company's total firm aircraft orders consisted of 129 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, the Company has financing agreements in place for 10 direct operating leases for A320neos with third-party lessors with deliveries scheduled in 2021.

The Company also has one spare engine order for a V2500 SelectTwo engine with International Aero Engines ("IAE") and two spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023. As of June 30, 2020, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $119.0 million for the remainder of 2020, $356.4 million in 2021, $606.1 million in 2022, $707.6 million in 2023, $1,073.0 million in 2024, and $3,763.4 million in 2025 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. In February 2020, the rate of this tariff was increased from 10% to 15%. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service the Company's Airbus fleet.
As of June 30, 2020, the Company has secured debt financing commitments for two aircraft scheduled for delivery from Airbus in 2020. As of June 30, 2020, the Company did not have financing commitments in place for the remaining 127 Airbus aircraft on firm order through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. In addition, as of June 30, 2020, the Company has secured 10 direct operating leases for A320neos with third-party lessors, with deliveries expected in 2021.
As of June 30, 2020, principal and interest commitments related to the Company's future secured debt financing of the two undelivered aircraft are approximately $0.9 million for the remainder of 2020, $8.5 million in 2021, $6.5 million in 2022, $7.0 million in 2023, $7.1 million in 2024, and $64.7 million in 2025 and beyond. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately zero for the remainder of 2020, $18.2 million in 2021, $33.4 million in 2022, $33.4 million in 2023, $33.4 million in 2024, and $282.5 million in 2025 and beyond.
Interest commitments related to the secured debt financing of 70 delivered aircraft as of June 30, 2020 are $40.7 million for the remainder of 2020, $76.2 million in 2021, $69.5 million in 2022, $58.9 million in 2023, $47.9 million in 2024, and $131.2 million in 2025 and beyond. As of June 30, 2020, interest commitments related to the Company's unsecured term loans and convertible debt financing are $4.4 million for the remainder of 2020, $8.9 million in 2021, $8.9 million in 2022, $8.9 million in 2023, $8.9 million in 2024, and $10.7 million in 2025 and beyond. For principal commitments related to the Company's debt financing, refer to Note 13, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of June 30, 2020: $10.7 million for the remainder of 2020, $17.1 million in 2021, $16.2 million in 2022, $14.4 million in 2023, $14.5 million in 2024, and $50.3 million in 2025 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of June 30, 2020 and December 31, 2019, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare Club memberships as of June 30, 2020 and December 31, 2019, was $417.3 million and $342.3 million, respectively.

Employees
The Company has 5 union-represented employee groups that together represented approximately 81% of all employees as of June 30, 2020. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of June 30, 2020.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	February 2023	28%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	May 2021	46%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	June 2020	3%
Passenger Service Agents	Transport Workers Union of America ("TWU")	NA	3%

In February 2020, the IAMAW notified the Company, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering the Company's ramp service agents which became amendable in June 2020. The parties expect to schedule meeting dates for negotiations soon.

The Company's passenger service agents are represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of June 30, 2020, the Company continued to negotiate with the TWU.
The Company is self-insured for healthcare claims, up to a stop-loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $5.2 million and $5.2 million in health care claims as of June 30, 2020 and December 31, 2019, respectively.

12.Fair Value Measurements
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
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. The Company has assessed whether any impairment of its long-lived assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of June 30, 2020. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

Long-Term Debt
The estimated fair value of the Company's term loan debt agreements and revolving credit facilities have been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-publicly held EETC debt agreements and the Company's convertible notes has been determined to be Level 2 as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
        The carrying amounts and estimated fair values of the Company's long-term debt at June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020		December 31, 2019		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
Fixed-rate senior term loans	$279.4	$262.8	$296.1	$296.4	Level 3
Fixed-rate term loans	992.2	976.8	778.2	823.6	Level 3
Unsecured term loans	60.4	60.4	—	—	Level 3
2015-1 EETC Class A	333.5	321.9	348.6	372.2	Level 2
2015-1 EETC Class B	68.0	59.3	72.0	74.5	Level 2
2015-1 EETC Class C	92.4	65.8	98.1	100.5	Level 2
2017-1 EETC Class AA	221.4	208.1	228.4	237.0	Level 2
2017-1 EETC Class A	73.8	61.8	76.1	78.8	Level 2
2017-1 EETC Class B	65.6	51.8	70.6	72.0	Level 2
2017-1 EETC Class C	85.5	60.5	85.5	88.0	Level 2
Convertible debt	101.4	264.1	—	—	Level 2
Revolving credit facilities	291.2	291.2	160.0	160.0	Level 3
Total long-term debt	$2,664.8	$2,684.5	$2,213.6	$2,303.0

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2020 and December 31, 2019 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash
Restricted cash is comprised of cash held in account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of June 30, 2020, the Company had a $30.0 million standby letter of credit secured by cash, of which $23.1 million had been drawn upon for issued letters of credit.
Short-term Investment Securities

Short-term investment securities at June 30, 2020 and December 31, 2019 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 8, Short-term Investment Securities.

Assets Held for Sale

The Company's assets held for sale consist of rotable aircraft parts. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to prepaid expenses and other current assets on the Company's condensed balance sheets and discontinues depreciation. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for the Company's held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources. As of June 30, 2020 and December 31, 2019, the Company had $2.3 million in assets held for sale recorded within prepaid expenses and other current assets in the Company's condensed balance sheets.
        Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, ,2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,127.5	$1,127.5	$—	$—
Restricted cash	30.0	30.0	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,266.1	$1,263.8	$—	$2.3

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$979.0	$979.0	$—	$—
Short-term investment securities	105.3	105.3	—	—
Assets held for sale	2.3			2.3
Total assets	$1,086.6	$1,084.3	$—	$2.3

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended June 30, 2020 and the year ended December 31, 2019.

Assets Held for Sale Activity for the Six Months Ended June 30, 2020
(in millions)
Balance at December 31, 2019	$2.3
Purchases	—
Sales	—
Total realized or unrealized gains (losses) included in earnings, net	$—
Balance at March 31, 2020	$2.3
Purchases	—
Sales	—
Total realized or unrealized gains (losses) included in earnings, net	—
Balance at June 30, 2020	$2.3

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

13. Debt and Other Obligations

As of June 30, 2020, the Company had outstanding non-public and public debt instruments. During the six months ended June 30, 2020, the Company incurred debt through fixed-rate secured and unsecured term loans, secured a new revolving credit facility and issued convertible notes described below.

Fixed-rate secured term loans

The Company entered into facility agreements which as of June 30, 2020, provided $249.0 million for six Airbus A320 aircraft delivered during the six months ended June 30, 2020. The loans extended under these facility agreements are secured by a first-priority security interest on the individual aircraft. These loans have a term life of 11 to 12 years and amortize on a mortgage-style basis, which requires quarterly principal and interest payments.

Fixed-rate unsecured term loans

On April 20, 2020, the Company entered into the PSP agreement with the Treasury, pursuant to which the Company has received $301.3 million as of June 30, 2020 and expects to receive an additional $33.4 million on or about July 31, 2020 for a total of $334.7 million under the PSP. These funds are to be used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2020. Of the total amount received as of June 30, 2020, $60.4 million is in the form of a low-interest 10-year unsecured term loan. Of the $33.4 million expected in July 2020, $10.0 million will be in the form of an unsecured term loan under the PSP agreement, resulting in an expected maximum principal amount of $70.4 million. Interest on the loan is payable semi-annually at a rate of 1.0% in years 1 through 5 and a rate of the Secured Overnight Financing Rate plus 2.0% in years 6 through 10. The notes are prepayable at any time, without penalty, at the Company’s option and have principal due at maturity in 2030.

The Company has concluded that no terms exist within the contract that would require a short-term classification of the debt instrument within the Company’s condensed balance sheet at the inception of the loan. Therefore, the debt has been recorded at face value and classified within long-term debt in the Company’s condensed balance sheets. As of June 30, 2020, the Company had recorded $60.4 million in long-term debt on its condensed balance sheets, related to the PSP.

Revolving credit facility due in 2022

On March 30, 2020, the Company entered into the 2022 revolving credit facility for $110.0 million, with an option to increase the overall commitment amount up to $350 million with the consent of any participating lenders and subject to borrowing base availability. In the second quarter of 2020, the commitment was increased to $180.0 million. As of June 30, 2020, the Company had fully drawn the $180.0 million available. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's condensed balance sheets. The final maturity of the facility is March 30, 2022.

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

Revolving credit facility due in 2021

During the fourth quarter of 2018, the Company entered into a revolving credit facility for up to $160.0 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between August 2019 and December 2021.

In June 2020, the Company entered into an agreement to amend the revolving credit facility originally maturing in December 2020. The agreement amends the revolving credit facility to extend the final maturity date from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million. This facility is secured by the collateral assignment of certain of the Company’s rights under the purchase agreement with Airbus, related to 20 Airbus A320neo aircraft scheduled to be delivered between August 2020 and September 2022. The initial maximum borrowing capacity of $111.2 million will decrease as the Company takes delivery of the related aircraft.

As of June 30, 2020 and December 31, 2019, the Company had drawn $111.2 million and $160.0 million, respectively, on the facility, which is included in current maturities of long-term debt and capital leases on the Company's condensed balance sheets. The revolving credit facility bears variable interest based on LIBOR.

Convertible debt

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025. The convertible notes bear interest at the rate of 4.75% per year and will mature on May 15, 2025. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020.

To allocate the proceeds of the convertible notes, the Company first determined the fair value of the debt component of the convertible notes based on a similar liability with no conversion feature and utilized a discounted cash flow method whereby the contractual cash flows have been discounted at a risk-adjusted yield reflective of both the time value of money and the credit risk inherent in the convertible notes, as well as certain observable inputs. The Company allocated the remaining proceeds of the convertible notes to the equity component within APIC. The Company will accrete the resulting discount on the debt component through interest expense, using the effective interest method, over the 5-year life of the instrument. The Company received proceeds of $168.3 million as a result of the offering, net of total issuance costs of $6.7 million. The Company recorded $95.6 million in long-term debt, net of debt issuance costs of $3.8 million on its condensed balance sheets, related to the debt component of the convertible notes, and $72.7 million in APIC, net of issuance costs of $2.9 million on its condensed balance sheets, related to the equity component of the convertible notes. As of June 30, 2020, the if-converted value exceeds the principal amount of the convertible notes by $38 million using an average stock price in the period.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. The initial conversion rate is 78.4314 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $12.75 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. In addition, following certain corporate events that occur prior to the maturity date, the Company will increase the conversion rate for a holder who elects to convert its convertible notes in connection with such a corporate event in certain circumstances. In the event of a “Fundamental Change,” as defined in the indenture governing the convertible notes, the holders may require the Company to purchase for cash all or a portion of their notes at a purchase price equal to the principal amount of the notes, plus accrued and unpaid interest, if any. The Company may not redeem the notes at its option prior to the maturity date.

Long-term debt is comprised of the following:

	As of		As of
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
	(in millions)		(weighted-average interest rates)
Fixed-rate senior term loans due through 2027	$279.4	$296.1	3.55%	4.02%
Fixed-rate loans due through 2031	992.2	778.2	3.34%	3.70%
Unsecured term loans due in 2030	60.4	—	1.00%	N/A
Fixed-rate class A 2015-1 EETC due through 2028	333.5	348.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	68.0	72.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	92.4	98.1	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	221.4	228.4	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	73.8	76.1	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	65.6	70.6	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible debt due in 2025	101.4	—	4.75%	N/A
Revolving credit facility due in 2021	111.2	160.0	1.58%	3.12%
Revolving credit facility due in 2022	180.0	—	2.19%	N/A
Long-term debt	2,664.8	2,213.6
Less current maturities	287.8	214.0
Less unamortized discounts, net	44.8	40.4
Total	$2,332.2	$1,959.2

During the three and six months ended June 30, 2020 the Company made scheduled principal payments of $106.9 million and $149.4 million, respectively, on its outstanding debt obligations. During the three and six months ended and June 30, 2019, the Company made scheduled principal payments of $47.9 million and $85.8 million, respectively, on its outstanding debt obligations.

At June 30, 2020, long-term debt principal payments for the next five years and thereafter are as follows:

June 30, 2020
(in millions)
remainder of 2020	$110.2
2021	278.3
2022	365.6
2023	329.8
2024	215.1
2025 and beyond	1,365.8
Total debt principal payments	$2,664.8

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Fixed-rate senior term loans	$2,601	$3,878	$5,414	$7,823
Fixed-rate junior term loans	—	489	—	1,012
Fixed-rate term loans	8,210	6,432	15,823	12,634
Unsecured term loans	57	—	57	—
Class A 2015-1 EETC	3,403	3,709	6,952	7,547
Class B 2015-1 EETC	752	841	1,548	1,721
Class C 2015-1 EETC	1,138	1,280	2,347	2,615
Class AA 2017-1 EETC	1,868	1,997	3,755	3,986
Class A 2017-1 EETC	673	720	1,354	1,437
Class B 2017-1 EETC	623	737	1,267	1,491
Class C 2017-1 EETC	1,092	1,092	2,184	2,171
Convertible debt (1)	3,138	—	3,138	—
Revolving credit facilities	1,456	1,559	2,614	2,973
Amortization of deferred financing costs	2,526	2,177	4,632	4,369
Commitment and other fees	228	46	445	119
Finance leases	27	309	140	339
Total	$27,792	$25,266	$51,670	$50,237

(1) Includes $2.0 million of accretion and $1.1 million of interest expense for the three and six months ended June 30, 2020.
14. Equity
Common Stock Offering

On May 12, 2020, Spirit Airlines, Inc. (the “Company”) completed the public offering of 20,125,000 shares of voting common stock of the Company, which includes full exercise of the underwriters’ option to purchase an additional 2,625,000 shares of common stock, at a public offering price of $10.00 per share (the “Common Stock Offering”). In connection with the common stock offering, the Company received proceeds of $192.4 million, net of $8.9 million in related issuance costs. The Company recorded common stock at par of $20.2 thousand and the excess proceeds within APIC.

Preferred Stock and Material Modifications to Rights of Security Holders

On March 29, 2020, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid on April 9, 2020 (the “Record Date”) to holders of record as of the close of business on that date. Pursuant to a Rights Agreement (the "Rights Agreement") between the Company and Equiniti Trust Company, as Rights Agent. The Rights will initially trade with, and will be inseparable from, the Company's common stock, and the registered holders of the Company's common stock will be deemed to be the registered holders of the Rights. In addition, each share issued upon conversion of the convertible notes and the common stock issued on May 12, 2020 pursuant to our offering of common stock will have such Right.

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

Warrants

In connection with its participation in the PSP agreement with the Treasury, the Company is obligated to issue to Treasury warrants pursuant to a warrant agreement to purchase up to 500,150 shares of the Company’s common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020). The warrant agreement sets out the Company’s obligations to issue warrants in connection with disbursements under the PSP and to file a resale shelf registration statement for the warrants and the underlying shares of common stock. The Company has also granted the Treasury certain demand and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants will include adjustments for below market issuances, payment of dividends and other customary anti-dilution provisions. The warrants will be transferable and have no voting rights. The warrants will expire in five years from the date of issuance and, at the Company’s option, may be settled on a “net cash” or “net shares” basis. Refer to Note 2, Impact of COVID-19, for further information on the PSP agreement with Treasury. As of June 30, 2020, the Company received total proceeds of $301.3 million, representing 3 of the 4 installments of funding under the PSP, in exchange for which the Company issued to Treasury $60.4 million in 10-year notes and warrants to purchase 428,829 shares of the Company's common stock, representing less than 1% of the outstanding shares of the Company's common stock as of July 15, 2020.

The Company concluded that the PSP warrants agreement is a derivative contract classified within equity, at fair value upon issuance, within the Company’s condensed balance sheet. Equity-classified contracts are initially measured at fair value and subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity. As of June 30, 2020, the Company had recorded $2.5 million, net of issuance cost, in APIC related to the fair value of the warrants issued in the period.

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

We focus on value-conscious travelers who pay for their own travel, and our business model is designed to deliver what our Guests want: low fares and a great experience. We compete based on total price. We allow our Guests to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower on average than other airlines. By offering Guests unbundled base fares, we give them the power to save by paying only for the À La SmarteTM options they choose, such as checked and carry-on bags and advance seat assignments. We record revenue related to these options as non-fare passenger revenue, which is recorded within passenger revenues in our statement of operations.

We use low fares to address underserved markets, which helps us to increase passenger volume, load factors and non-ticket revenue. We also have high-density seating configurations on our fuel-efficient, all-Airbus fleet and a simplified onboard product designed to lower costs. High passenger volumes and load factors help us sell more ancillary products and services, which in turn allows us to reduce our fares even further.

We are committed to delivering the best value in the sky while providing an exceptional Guest experience. Our optimized mobile-friendly website makes booking easier. Our updated mobile app allows Guests to search for the lowest fares, book and check in while on the go, and our airport kiosks and self-bag tagging help our Guests move through the airport more quickly.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and six month periods ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Percent Change
	2020	2019
Operating Statistics (unaudited) (A):
Average aircraft	151.9	134.5	12.9%
Aircraft at end of period	154	135	14.1%
Average daily aircraft utilization (hours)	2.0	12.8	(84.4)%
Average stage length (miles)	960	1,004	(4.4)%
Block hours	27,423	157,182	(82.6)%
Departures	10,754	58,517	(81.6)%
Passenger flight segments (PFSs) (thousands)	900	8,953	(89.9)%
Revenue passenger miles (RPMs) (thousands)	894,900	9,157,488	(90.2)%
Available seat miles (ASMs) (thousands)	1,809,874	10,775,878	(83.2)%
Load factor (%)	49.4%	85.0%	(35.6) pts
Fare revenue per passenger flight segment ($)	70.82	57.60	23.0%
Non-ticket revenue per passenger flight segment ($)	83.03	55.54	49.5%
Total revenue per passenger flight segment ($)	153.85	113.14	36.0%
Average yield (cents)	15.48	11.06	40.0%
TRASM (cents)	7.65	9.40	(18.6)%
CASM (cents)	18.17	7.88	130.6%
Adjusted CASM (cents)	26.57	7.86	238.0%
Adjusted CASM ex-fuel (cents)	25.47	5.41	370.8%
Fuel gallons consumed (thousands)	18,997	122,447	(84.5)%
Average economic fuel cost per gallon ($)	1.05	2.16	(51.4)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2020	2019
Operating Statistics (unaudited) (A):
Average aircraft	149.7	132.6	12.9%
Aircraft at end of period	154	135	14.1%
Average daily aircraft utilization (hours)	6.8	12.5	(45.6)%
Average stage length (miles)	1,011	1,016	(0.5)%
Block hours	185,270	300,612	(38.4)%
Departures	68,928	110,692	(37.7)%
Passenger flight segments (PFSs) (thousands)	8,554	16,773	(49.0)%
Revenue passenger miles (RPMs) (thousands)	8,843,863	17,290,518	(48.9)%
Available seat miles (ASMs) (thousands)	12,723,808	20,604,922	(38.2)%
Load factor (%)	69.5%	83.9%	-14.4 pts
Fare revenue per passenger flight segment ($)	45.04	55.57	(18.9)%
Non-ticket revenue per passenger flight segment ($)	61.31	55.85	9.8%
Total revenue per passenger flight segment ($)	106.35	111.42	(4.6)%
Average yield (cents)	10.29	10.81	(4.8)%
TRASM (cents)	7.15	9.07	(21.2)%
CASM (cents)	9.10	7.85	15.9%
Adjusted CASM (cents)	10.29	7.83	31.4%
Adjusted CASM ex-fuel (cents)	8.46	5.43	55.8%
Fuel gallons consumed (thousands)	136,942	232,275	(41.0)%
Average economic fuel cost per gallon ($)	1.70	2.13	(20.2)%

        (A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
We experienced healthy passenger booking and revenue trends for the first two months of 2020 and year-over-year increases that were in line with our expectations. However, as a result of the COVID-19 pandemic, we experienced sharp declines in passenger demand and bookings beginning in March 2020, which continued through the second quarter of 2020, and had an unprecedented level of cancellations. As a result, our operations were adversely affected by this reduction in air travel demand in the second quarter of 2020.
With the sudden and significant reduction in air travel demand resulting from the COVID-19 pandemic, our load factor significantly decreased beginning in the latter part of March 2020 and remained as such through the majority of the second quarter of 2020. Load factor for the second quarter of 2020 was 49.4% as compared to 85.0% for the same period in the prior year. We continued to experience weak passenger demand and bookings in the quarter driving a decrease in operating revenues of 86.3%, year over year, and a decrease in capacity of 83.2%, year over year. As the COVID-19 pandemic evolves, our financial and operational outlook remains subject to change. We continue to monitor the impact of the pandemic on our operations and financial condition, and to implement mitigation strategies while working to preserve our cash and protect our long-term sustainability.

We have implemented measures for the safety of our Guests and Team Members as well as to mitigate the impact of COVID-19 on our financial position and operations.

Caring for Guests and Team Members

Our Operations and Task Force teams remain in constant contact with authorities, continuing to evolve its response to ensure the safety of Guests and Team Members. In addition to previously existing procedures including utilization of hospital-grade disinfectants and state-of-the-art HEPA filters that capture 99.97% of airborne particles on board the aircraft, we have implemented the following steps to protect its Guests and Team Members:

•Secured and distributed additional supplies of gloves and sanitizer across the our network and augmented the contents of onboard supply kits to contain additional cleaning and sanitizing materials;
•Secured and provided face coverings for all crew and Guest facing team members;
•Expanded cleaning protocols at airports and other facilities, including the use of EPA-registered disinfectants in all check-in and gate areas and the use of electrostatic sprayers at high-traffic airports;
•Expanded aircraft turn and overnight cleaning protocols focusing on high frequency touch points as well as enhanced cockpit cleaning and the use of ultra-low volume ("ULV") fogging process to apply a safe, high grade- EPA-registered airborne disinfectant that is effective against coronaviruses;
•Launched a new antimicrobial fogging tool in our facilities and aircraft that uses a product that forms an invisible barrier on all surfaces killing bacteria and viruses on contact for 30 days;
•Split our Operational Control Center ("OCC") into multiple units to enable social distancing and prepared the OCC to work remotely to minimize potential operational disruption;
•Implemented a remote work policy for the Support Center teams to maintain support of our operations;
•Required all Guests and Guest-facing Team Members to wear an appropriate face covering when traveling through the airport or onboard aircraft;
•Offered future flight credits with extended expiration dates to Guests with impacted travel plans and waived change and cancellation fees for Guests who booked travel by July 31, 2020.

Supporting Communities

During this unprecedented time, many travelers became stranded abroad when bans and other restrictions on travel were implemented globally and domestically with little notice. We have worked with embassies and local governments in Aruba, Colombia, Dominican Republic, Ecuador, Haiti, Honduras, Panama and the U.S. to operate special flights for stranded travelers in such countries. Thus far, we have provided over 140 flights to more than 18,000 stranded travelers and preparations continue to transport many more. In addition, we have pledged $250 thousand in vouchers for flights to minority organizations.

We have also made efforts to address the growing needs of its communities through The Spirit Airlines Charitable Foundation (the “Foundation”). As part of the its focus on supporting families, the Foundation partnered with other non-profit organizations including the YMCA and Jack and Jill Children’s Center to provide food to seniors and families struggling during this time and supported organizations creating face coverings for healthcare workers. In addition, we have partnered to offer Guests face coverings for a small contribution to the Red Cross.

Capacity Reductions

In March 2020, in response to government restrictions on travel and drastically reduced consumer demand, we began to reduce capacity. We reduced capacity for April 2020 by 76.2% in April, year over year and May 2020 capacity was reduced by approximately 93.9%, year over year. We had initially expected to reduce June 2020 capacity by approximately 95%, year over year. However, due to an increase in demand for air travel, we added some flights back to the June schedule, building throughout the month, resulting in an average capacity reduction of 79.0%, year over year. Capacity in July, August and September of 2020 has been reduced by approximately 18%, 35% and 45% respectively, year over year. We continue to closely monitor demand and will make adjustments to the flight schedule as appropriate. We currently estimate that air travel demand recovery will be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue to emerge. Overall, we expect that air travel demand will continue to gradually recover in the second half of 2020 through 2021. However, the situation continues to be fluid and actual capacity adjustments may be different than what we currently expect. Refer to "Notes to Condensed Financial Statements—4. Revenue," for discussion of the impact of COVID-19 on our air traffic liability, credit shells and refunds.

CARES Act

On March 27, 2020, President Donald Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act is a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee salaries, wages and benefits and up to $25 billion in secured loans.

On April 20, 2020, we entered into a Payroll Support Program Agreement ("PSP") with the United States Department of the Treasury ("Treasury"), pursuant to which we expect to receive a total of $334.7 million, to be used exclusively to pay for salaries, wages and benefits for our Team Members through September 30, 2020. Of that amount, up to $70.4 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, we are obligated to issue to Treasury warrants pursuant to a warrant agreement to purchase up to 500,150 shares of our common stock at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020). As of June 30, 2020, we had received total proceeds of $301.3 million, representing 3 of the 4 installments of funding under the PSP, in exchange for which we issued to Treasury $60.4 million in 10-year notes and warrants to purchase 428,829 shares of common stock valued and recorded at $2.5 million in APIC and $238.4 million in deferred salaries, wages and benefits within our condensed balance sheet. For additional information on the notes issued, please refer to "Notes to Condensed Financial Statements—13. Debt and Other Obligations." For additional information on the warrants issued, please refer to "Notes to Condensed Financial Statements—14. Equity." We expect to receive proceeds of $33.4 million with the fourth and final installment of the PSP on or around July 31, 2020, in exchange for an additional $10.0 million in 10-year notes and warrants to purchase an additional 71,321 shares of common stock to be issued to the Treasury. The warrants issued represent less than 1% of the outstanding shares of our common stock as of July 15, 2020.

During the three and six ended June 30, 2020, we recognized $123.9 million of the deferred salaries, wages and benefits within special credits on our condensed statements of operations. For additional information, refer to "Notes to Condensed Financial Statements—6. Special Credits."

In connection with our receipt of funds under the PSP, we are subject to certain restrictions, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2021;

•Requirements to maintain certain levels of scheduled service through September 30, 2020;

•A prohibition on involuntary terminations or furloughs of our employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2020;

•A prohibition on reducing the salary, wages, or benefits of our employees (other than our executive officers or independent contractors, or as otherwise permitted under the terms of the PSP) through September 30, 2020;

•Limits on certain executive compensation, including limiting pay increases and severance pay or other benefits upon terminations, through March 24, 2022;

•Use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits and;

•We are subject to additional reporting and recordkeeping requirements relating to the CARES Act funds.

On April 29, 2020, we applied for additional funds under the Treasury's loan program under the CARES Act (“Loan Program”). The expected maximum availability under the Loan Program is approximately $741 million in the form of a secured loan. However, the loan amount is dependent on the amount and types of collateral accepted, which may result in an actual loan less than $741 million, if we accept the loan. Any loan received pursuant to the Loan Program would be subject to the restrictions and relevant provisions of the CARES Act, including many of those noted above for the PSP. Our participation in the Loan Program could materially increase the funds available to us as we work through the operational and business issues related to the COVID-19 pandemic and provide a base of available funding that could encourage private market transactions. On July 1, 2020, we executed a non-binding letter of intent with the Treasury which summarizes the principal terms of the financing request submitted to the Treasury. We continue to negotiate the terms of a definitive financing agreement under the Loan Program with the Treasury. In addition, subject to such negotiations, we will continue to evaluate our future cash flow needs and will determine whether or not to accept any or all of the funds available from the Loan Program. The deadline to make the election under the Loan Program is September 30, 2020.

The CARES Act also provides an employee retention credit (“CARES Employee Retention credit”) which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. We qualified for the credit beginning on April 1, 2020 and expect to continue to receive additional credits for qualified wages through December 31, 2020. During the three and six months ended June 30, 2020, we recorded $28.0 million related to the CARES Employee Retention credit within special credits on the Company’s condensed statements of operations and within accounts receivable, net on our condensed balance sheet. We expect to record an additional approximately $10 million in CARES Employee Retention credits in the remainder of 2020. For additional information, refer to "Notes to Condensed Financial Statements—6. Special Credits."

The CARES Act also provides for certain tax loss carrybacks and a waiver on federal fuel taxes through December 31, 2020. As of June 30, 2020, we had recognized $140.8 million in related tax loss carrybacks and $0.8 million in federal fuel tax savings reflected within fuel in the Company’s statements of operations. We expect to recognize an additional $5 million in savings related to the waiver on federal fuel taxes in the remainder of 2020.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022.This is expected to provide us with approximately $24 million of additional liquidity during the current year. As of June 30, 2020, the we had deferred $10.0 million in social security tax payments. The deferred amounts are recorded as a liability within other current liabilities on our condensed balance sheet.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the spread of COVID-19 in the U.S. in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. As a result of these actions, as of June 30, 2020, we had unrestricted cash and cash equivalents and short-term investment securities of $1,233.8 million.

In March 2020, we entered into a senior secured revolving credit facility (the "2022 revolving credit facility") for an initial commitment amount of $110.0 million, and subsequently, in the second quarter of 2020, increased the commitment amount to $180.0 million. As of June 30, 2020, we had fully drawn the available amount of $180.0 million under the 2022 revolving credit facility. The 2022 revolving credit facility matures on March 30, 2022. The Company continues to pursue additional financing secured by its unencumbered assets. Refer to "Notes to Condensed Financial Statements—13. Debt and Other Obligations," for additional information about the 2022 revolving credit facility.

On May 12, 2020, we completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 (the “convertible notes”). The convertible notes will bear interest at the rate of 4.75% per year and will mature on May 15, 2025. Interest on the convertible notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. We received proceeds of $168.3 million, net of total issuance costs of $6.7 million and recorded $95.6 million in long-term debt, net of debt issuance costs of $3.8 million on the condensed balance sheets, related to the debt component of the convertible notes, and $72.7 million in APIC, net of issuance costs of $2.9 million on the condensed balance sheets, related to the equity component of the convertible notes. For additional information on our convertible debt, refer to "Notes to Condensed Financial Statements—13. Debt and Other Obligations."

Also on May 12, 2020, we completed the public offering of 20,125,000 shares of our voting common stock, which includes full exercise of the underwriters’ option to purchase an additional 2,625,000 shares of common stock, at a public offering price of $10.00 per share (the “common stock offering”). We received proceeds of $192.4 million, net of issuance costs of $8.9 million. For additional information about our common stock offering, refer to "Notes to Condensed Financial Statements—14. Equity."

In June 2020, we entered into an agreement to amend our revolving credit facility entered into in 2018 to finance aircraft pre-delivery payments. The agreement amends the revolving credit facility to extend the final maturity date from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million and during the six months ended June 30, 2020 the Company made net principal payments of $48.8 million. This facility is secured by the collateral assignment of certain of our rights under the purchase agreement with Airbus, related to 20 Airbus A320neo aircraft scheduled to be delivered between August 2020 and October 2022. The initial maximum borrowing capacity of $111.2 million will continue to decrease as we take delivery of the related aircraft. The amendment will provide an additional approximately $54 million in liquidity through March 2021. For additional information, refer to "Notes to Condensed Financial Statements—Note 13. Debt and Other Obligations."

Also, in June 2020, we entered into an agreement to defer certain aircraft deliveries originally scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. During the six months ended June 30, 2020, we took delivery of 9 aircraft and with this agreement, we have 3 remaining aircraft scheduled for delivery during the remainder of 2020 and 16 aircraft scheduled for delivery in 2021. For additional information about our future aircraft deliveries, refer to "Notes to Condensed Financial Statements—Note 11. Commitments and Contingencies."

In addition, since the onset of the COVID-19 pandemic, we have taken additional action, including:

•Reduced planned discretionary non-aircraft capital spend in 2020 by approximately $50 million;
•Deferred $20 million in heavy maintenance events from 2020 to 2021;
•Reduced planned non-fuel operating costs for 2020 by $20 million to $30 million, excluding savings related to reduced capacity;
•Suspended hiring across the Company except to fill essential roles;
•Entered into agreements to defer payments in 2020 related to facility rents and other airport services contracts at certain locations;
•Continued to work with lessors and service providers to temporarily defer aircraft rent and other maintenance and service contract payments;
•Continued to work with unionized and non-unionized employees to create voluntary leave programs;
•Continued to pursue additional financing secured by its unencumbered assets.

We continue to engage in discussions with our significant stakeholders and vendors regarding financial support or contract adjustments, including extensions of payment terms, during this transition period.

For purposes of assessing its liquidity needs, we estimate that demand will continue to improve slightly in the second half of 2020, but remain well below 2019 levels, and continue to recover into 2021. While we believe the actions described above address its future liquidity needs, we anticipate we may implement further discretionary changes and other cost reduction and liquidity preservation measures as needed to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

For the second quarter of 2020, we had a negative operating margin of 137.4%, a decrease of 153.6 percentage points compared to the prior year period. We generated a pre-tax loss of $212.5 million and a net loss of $144.4 million on operating revenues of $138.5 million. For the second quarter of 2019, we generated pre-tax income of $148.6 million and net income of $114.5 million on operating revenues of $1,013.0 million.
Our Adjusted CASM ex-fuel for the second quarter of 2020 was 25.47 cents compared to 5.41 cents in the same period in prior year. The increase on a per-ASM basis was primarily due to an average increase in fixed costs such as depreciation and amortization expense and aircraft rent expense as well as a decrease of 83.2% in ASMs compared to the same period in the prior year. The decrease in ASMs is due to the reduced air travel demand resulting from the COVID-19 pandemic.
As of June 30, 2020, we had 154 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 64 A320s, 30 A321s, and 29 A320neos. With the scheduled delivery of 3 aircraft during the remainder of 2020, we expect to end 2020 with 157 aircraft in our fleet.
Since the delivery of our initial five A320neo aircraft in the fourth quarter of 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, which has resulted in diminished service availability of such aircraft. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions.

Comparison of three months ended June 30, 2020 to three months ended June 30, 2019
Operating Revenues

Operating revenues decreased $874.4 million, or 86.3%, to $138.5 million for the second quarter of 2020, as compared to the second quarter of 2019, primarily due to reduced air travel demand resulting from the COVID-19 pandemic. The length and severity of the reduction in travel demand due to the COVID-19 pandemic continue to be uncertain. We expect air travel demand recovery will be volatile and will fluctuate in the upcoming months until the global pandemic has moderated and demand for air travel returns.

Total revenue per passenger flight segment, increased 36.0%, year over year. Fare revenue per passenger flight segment increased 23.0% and non-ticket revenue per passenger flight segment increased 49.5%. The increase in total revenue per passenger flight segment was primarily driven by a 40.0% increase in average yield, period over period. In the three months ended June 30, 2020, breakage, brand-related and other revenues (typically not directly driven by the number of passenger flight segments) as a percent of total revenue was 43.6% compared to 8.5% in the same period in prior year. Breakage revenue is comprised of unredeemed flight credits that expired unused, no-show revenue, and cancellation fees. Brand-related revenue is comprised of revenues associated with $9 Fare ClubTM membership and the marketing component of the Company's Co-branded credit card revenue.
Operating Expenses
Operating expenses decreased $520.1 million, or 61.3%, to $328.9 million for the second quarter of 2020 compared to $849.0 million for the second quarter of 2019, primarily due to a decrease in operations as reflected by an 83.2% decrease in capacity and a 90.2% decrease in traffic, as a result of the impact of COVID-19 on air travel demand. In addition, these decreases reflect $151.9 million in special credits in the second quarter of 2020. For additional information, refer to "Notes to Condensed Financial Statements—6. Special Credits."
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended June 30, 2020 and 2019.
Aircraft fuel expense decreased by $245.1 million, or 92.5%, from $265.0 million in the second quarter of 2019 to $19.9 million in the second quarter of 2020. This lower fuel expense, year over year, was due to a 51.4% decrease in average economic fuel cost per gallon and an 84.5% decrease in fuel gallons consumed, as a result of the impact of COVID-19 on air travel demand.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2020	2019
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	18,997	122,447	(84.5)%
Into-plane fuel cost per gallon	$1.05	$2.16	(51.4)%
Aircraft fuel expense (per statements of operations)	$19,910	$265,006	(92.5)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 51.4% was primarily a result of a decrease in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2020 and 2019, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended June 30,
	2020	2019			2020	2019
	(in thousands)				(in cents)
Aircraft fuel	$19,910	$265,006	$(245,096)	(92.5)%	1.10	2.46	(1.36)	(55.3)%
Salaries, wages, and benefits	213,579	216,375	(2,796)	(1.3)%	11.80	2.01	9.79	487.1%
Landing fees and other rents	40,348	64,711	(24,363)	(37.6)%	2.23	0.60	1.63	271.7%
Depreciation and amortization	69,113	54,913	14,200	25.9%	3.82	0.51	3.31	649.0%
Aircraft rent	49,256	46,522	2,734	5.9%	2.72	0.43	2.29	532.6%
Distribution	11,352	40,602	(29,250)	(72.0)%	0.63	0.38	0.25	65.8%
Maintenance, materials and repairs	19,227	34,688	(15,461)	(44.6)%	1.06	0.32	0.74	231.3%
Loss on disposal of assets	—	1,550	(1,550)	NM	—	0.01	(0.01)	NM
Special credits	(151,911)	—	(151,911)	NM	(8.39)	—	(8.39)	NM
Other operating	58,039	124,651	(66,612)	(53.4)%	3.21	1.16	2.05	176.7%
Total operating expenses	$328,913	$849,018	$(520,105)	(61.3)%	18.17	7.88	10.29	130.6%
Adjusted CASM (1)					26.57	7.86	18.71	238.0%
Adjusted CASM ex-fuel (2)					25.47	5.41	20.06	370.8%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2020		2019
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		18.17		7.88
Loss on disposal of assets	$—	—	$1.6	0.01
Special credits	(151.9)	(8.39)	—	—
Adjusted CASM (cents)		26.57		7.86

(2)Excludes aircraft fuel expense, loss on disposal of assets and special credits.
Our Adjusted CASM ex-fuel for the second quarter of 2020 was 25.47 cents as compared to 5.41 cents for the second quarter of 2019.The increase on a per-ASM basis was primarily due to an average increase in fixed costs such as depreciation and amortization expense and aircraft rent expense as well as a decrease of 83.2% in ASMs compared to the same period in prior year. The decrease in ASMs is due to the reduced air travel demand resulting from the COVID-19 pandemic.
Labor costs for the second quarter of 2020 decreased $2.8 million, or 1.3%, as compared to the second quarter of 2019. The decrease was primarily driven by lower crew overtime and per diem pay, as a result of reduced operations related to the impact of COVID-19. This decrease was partially offset by an increase in salaries and wages, health insurance and 401(k) expense driven by an 11.6% year over year increase in our pilot and flight attendant workforce. In March 2020, we suspended hiring except to fill essential roles. On a per-ASM basis, labor costs increased due to increased headcount, period over period, as well as higher pay rates to our pilots in connection with the collective bargaining agreement that became effective on March 1, 2018, which provides for annual increases on each anniversary of the effective date. Additionally, the increase on a per-ASM basis, was due to a decrease of 83.2% in ASMs compared to the same period in the prior year. In addition, during the three months ended June 30, 2020, we paid salaries and wages to our unionized employees at a guaranteed volume greater than what we actually operated due to the reduced demand resulting from COVID-19. For more detailed information on the impact of COVID-19, please refer to "Notes to Condensed Financial Statements—2. Impact of COVID-19."
Landing fees and other rents for the second quarter of 2020 decreased $24.4 million, or 37.6%, as compared to the second quarter of 2019, primarily due to a decrease in landing fees and overfly fees of $24.4 million driven by a 81.6% decrease in departures as a result of the impact of COVID-19 on air travel demand. A portion of our landing fees and other rents are variable in nature and vary based on factors such as the number of departures.

Depreciation and amortization for the second quarter of 2020 increased by $14.2 million, or 25.9%, as compared to the prior year period. The increase in depreciation expense on both a dollar and per-ASM basis was primarily driven by the purchase of eight new aircraft and the purchase of seven previously leased aircraft since the second quarter of 2019. Since depreciation and amortization expense is generally a fixed cost, the decrease in ASMs of 83.2% also impacted the increase on a per-ASM basis.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $21.8 million and $14.8 million for the second quarters of 2020 and 2019, respectively. The increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events, as compared to the prior year period. This increase in heavy maintenance amortization also contributed to the per-ASM increase in depreciation and amortization expense, period over period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed statements of operations, our maintenance, materials and repairs expense would have been $41.0 million and $49.4 million for the second quarter of 2020 and 2019, respectively.
Aircraft rent expense for the second quarter of 2020 increased by $2.7 million, or 5.9%, as compared to the second quarter of 2019. This increase in aircraft rent expense was primarily driven by an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2019, we have acquired 11 new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of 7 aircraft off lease since the second quarter of 2019.
Distribution costs decreased by $29.3 million, or 72.0%, in the second quarter of 2020 as compared to the second quarter of 2019. The decrease on a dollar basis was primarily due to decreased sales volume as a result of the impact of COVID-19 on air travel demand which impacts our variable distribution costs such as credit card fees and GDS fees.
Maintenance, materials and repairs expense for the second quarter of 2020 decreased by $15.5 million, or 44.6%, as compared to the second quarter of 2019. The decrease in maintenance, materials and repairs expense on a dollar basis was mostly due to fewer aircraft maintenance events as a result of a decrease of 84.4% in average daily aircraft utilization in the current period compared to the prior year period as a result of the impact of COVID-19 on air travel demand.
We had no loss on disposal of assets for the three months ended June 30, 2020. Loss on disposal of assets for the three months ended June 30, 2019, consisted of $1.6 million related to the disposal of excess and obsolete inventory.
Special credits for the three months ended June 30, 2020, consisted of $123.9 million of deferred salaries, wages and benefits recognized in connection with the grant component of the PSP with the Treasury and $28.0 million related to the CARES Employee Retention credit. For additional information, refer to "Notes to Condensed Financial Statements—6. Special Credits." We had no special credits for the three months ended June 30, 2019
Other operating expense for the second quarter of 2020 decreased by $66.6 million, or 53.4%, as compared to the second quarter of 2019. The decrease in other operating expense is primarily driven by lower volume-related costs resulting from the decreased capacity during the period as a result of the impact of COVID-19 on air travel demand. In addition, we had a decrease in passenger reaccommodation expense, period over period, due to multiple storm-related flight disruptions during the second quarter of 2019.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2020 and 2019 primarily represent interest related to the financing of purchased aircraft as well as the interest and accretion related to our convertible notes. As of June 30, 2020 and 2019, we had 70 and 62 aircraft financed through secured long-term debt arrangements, respectively. As our debt balance has increased, we expect interest expense to increase during the remainder of 2020 and beyond.

Our interest income for the three months ended June 30, 2020 and 2019 represents interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds.

Income Taxes

Our effective tax rate for the second quarter of 2020 was 32.0% compared to 22.9% for the second quarter of 2019. The increase in tax rate, as compared to the prior year period, is primarily due to a $23.8 million discrete federal tax benefit recorded in the second quarter of 2020 triggered by the passage of an IRS ruling in April 2020 related to the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. Excluding this discrete tax benefit, the Company's effective tax rate for the second quarter of 2020 would have been 20.9%. The decrease in tax rate from the prior year period of 22.9% to the adjusted second quarter 2020 rate of 20.9% is primarily due to the conversion of foreign taxes paid in 2019 from foreign tax credits to foreign tax deductions. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of six months ended June 30, 2020 to six months ended June 30, 2019
Operating Revenues
Operating revenues decreased $959.1 million, or 51.3%, to $909.6 million for the six months ended June 30, 2020, compared to the prior year period, primarily due to the reduced air travel demand resulting from the COVID-19 pandemic, primarily in the second half of March through the end of the second quarter. The length and severity of the reduction in air travel demand due to the COVID-19 pandemic continue to be uncertain. We expect air travel demand recovery will be volatile and will fluctuate in the upcoming months until the global pandemic has moderated and demand for air travel returns.
Total revenue per passenger flight segment decreased from $111.42 for the six months ended June 30, 2019 to $106.35 for the six months ended June 30, 2020. Our fare revenue per passenger flight segment decreased from $55.57 to $45.04, or 18.9%, as compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $55.85 to $61.31, or 9.8%, as compared to the prior year period. The decrease in fare revenue per passenger flight segment was primarily attributable to a decrease in average yield, period over period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to higher fee revenue, bag revenue and seat revenue per passenger flight segment. In the six months ended June 30, 2020, breakage, brand-related and other revenues (typically not directly driven by the number of passenger flight segments) as a percent of total revenue was 15.2% compared to 8.7% in the same period in the prior year. The decreases were also a result of the impact of COVID-19 on air travel demand. Breakage revenue is comprised of unredeemed flight credits that expired unused, no-show revenue, and cancellation fees. Brand-related revenue is comprised of revenues associated with $9 Fare ClubTM membership and the marketing component of the Company's Co-branded credit card revenue.
Operating Expenses
Operating expenses decreased for the six months ended June 30, 2020 by $459.0 million, or 28.4%, as compared to the prior year period primarily due to a decrease in operations as reflected by a 48.9% decrease in traffic and a 38.2% decrease in capacity, as a result of the impact of COVID-19 on air travel demand. In addition, the decrease reflects $151.9 million in special credits in the second quarter of 2020. For additional information, refer to "Notes to Condensed Financial Statements—6. Special Credits."
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2020	2019
	(in thousands, except per gallon amounts)		Percent Change
Fuel gallons consumed	136,942	232,275	(41.0)%
Into-plane fuel cost per gallon	$1.70	$2.13	(20.2)%
Aircraft fuel expense (per statements of operations)	$233,118	$494,642	(52.9)%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2020 and 2019, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Six Months Ended June 30,
	2020	2019			2020	2019
	(in thousands)				(in cents)
Aircraft fuel	$233,118	$494,642	$(261,524)	(52.9)%	1.83	2.40	(0.57)	(23.8)%
Salaries, wages, and benefits	454,059	420,276	33,783	8.0%	3.57	2.04	1.53	75.0%
Landing fees and other rents	107,469	124,360	(16,891)	(13.6)%	0.84	0.60	0.24	40.0%
Depreciation and amortization	135,104	105,639	29,465	27.9%	1.06	0.51	0.55	107.8%
Aircraft rent	94,402	92,304	2,098	2.3%	0.74	0.45	0.29	64.4%
Distribution	45,095	76,321	(31,226)	(40.9)%	0.35	0.37	(0.02)	(5.4)%
Maintenance, materials and repairs	53,303	66,292	(12,989)	(19.6)%	0.42	0.32	0.10	31.3%
Loss on disposal of assets	—	3,463	(3,463)	NM	—	0.02	(0.02)	NM
Special credits	(151,911)	—	(151,911)	NM	(1.19)	—	(1.19)	NM
Other operating	187,347	233,713	(46,366)	(19.8)%	1.47	1.13	0.34	30.1%
Total operating expenses	$1,157,986	$1,617,010	$(459,024)	(28.4)%	9.10	7.85	1.25	15.9%
Adjusted CASM (1)					10.29	7.83	2.46	31.4%
Adjusted CASM ex-fuel (2)					8.46	5.43	3.03	55.8%

(1)Reconciliation of CASM to Adjusted CASM:

	Six Months Ended June 30,
	2020		2019
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		9.10		7.85
Loss on disposal of assets	—	—	3.5	0.02
Special credits	(151.9)	(1.19)	—	—
Adjusted CASM (cents)		10.29		7.83

(2)Excludes aircraft fuel expense, loss on disposal of assets and special credits
Our Adjusted CASM ex-fuel for the six months ended June 30, 2020 was 8.46 cents as compared to 5.43 cents for the six months ended June 30, 2019. The increase on a per-ASM basis was primarily due to increases in salaries, wages, and benefits expense and depreciation and amortization expense, as well as a decrease of 38.2% in ASMs compared to the same period in prior year, as a percentage of certain fixed costs. The decrease in ASMs is due to the reduced air travel demand resulting from the COVID-19 pandemic.
Labor costs for the six months ended June 30, 2020 increased $33.8 million, or 8.0%, as compared to the prior year period. The increase was primarily driven by a 15.5% increase in our pilot and flight attendant workforce prior to the onset of the COVID-19 pandemic in the U.S., resulting from an increase to our aircraft fleet of 19 additional aircraft since the end of the second quarter of 2019. In March 2020, we suspended hiring across the Company except to fill essential rolls. On both a dollar and per-ASM basis, labor costs increased due to the rate increase our pilots received in connection with the collective bargaining agreement that became effective on March 1, 2018 and which provides for annual increases on each anniversary of the effective date. In addition, beginning March 2020, we paid salaries and wages to our unionized employees at a guaranteed volume greater than what we actually operated due to the reduced demand resulting from COVID-19. For more detailed information on the impact of COVID-19, please refer to "Notes to Condensed Financial Statements—2. Impact of COVID-19."

Landing fees and other rents for the six months ended June 30, 2020 decreased $16.9 million, or 13.6%, as compared to the prior year period primarily due to a decrease in landing fees and overfly fees of $21.8 million driven by a 37.7% decrease in departures as a result of the impact of COVID-19 on airtravel demand, offset by an increase in facility rent and gate charges. A portion of our landing fees and other rents are variable in nature and vary based on factors such as the number of departures.

Depreciation and amortization increased by $29.5 million, or 27.9%, as compared to the prior year period. The increase in depreciation expense on both a dollar and per-ASM basis was primarily driven by the purchase of eight new aircraft and the purchase of seven previously leased aircraft made since the second quarter of 2019. Since depreciation and amortization expense is generally a fixed cost, the decrease in ASMs of 38.2% compared to the prior year period also impacted the increase on a per-ASM basis.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $42.2 million and $27.8 million for the six months ended June 30, 2020 and 2019, respectively. The increase in amortization of heavy maintenance was primarily due to the timing of maintenance events, as compared to the prior year period. This increase in heavy maintenance amortization also contributed to the per-ASM increase in depreciation and amortization expense, period over period. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed statements of operations, our maintenance, materials and repairs expense would have been $95.5 million and $94.1 million for the six months ended June 30, 2020 and 2019, respectively.
Aircraft rent expense for the six months ended June 30, 2020 increased by $2.1 million, or 2.3%, as compared to the prior year period. This increase in aircraft rent expense was primarily driven by an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2019, we have acquired 11 new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of 7 aircraft off lease since the second quarter of 2019.
Distribution costs decreased by $31.2 million, or 40.9%, for the six months ended June 30, 2020 as compared to the prior year period. The decrease on a dollar and per-ASM basis was primarily due to decreased sales volume as a result of the impact of COVID-19 on air travel demand which impacts the variable distribution costs such as credit card fees and GDS fees.
Maintenance, materials and repairs expense for the six months ended June 30, 2020 decreased by $13.0 million, or 19.6%, as compared to the prior year period. The decrease is mostly due to fewer aircraft maintenance events as a result of lower utilization in the current period due to the impact of COVID-19 on air travel demand. On a per-ASM basis, the increase is primarily related to a decrease of 38.2% in ASMs with no associated decrease in the fixed maintenance, material and repairs costs.
We had no loss on disposal of assets for the six months ended June 30, 2020. Loss on disposal of assets for the six months ended June 30, 2019, consisted of $3.5 million related to the disposal of excess and obsolete inventory.
Special credits for the six months ended June 30, 2020, consisted of $123.9 million of deferred salaries, wages and benefits recognized in connection with the grant component of the PSP with the Treasury and $28.0 million related to the CARES Employee Retention credit. For additional information, refer to "Notes to Condensed Financial Statements—6. Special Credits." We had no special credits for the six months ended June 30, 2019
        Other operating expense for the six months ended June 30, 2020 decreased by $46.4 million, or 19.8%, as compared to the prior year period, primarily due to a decrease in overall operations as a result of the impact of COVID-19 on air travel demand. As compared to the prior year period, departures decreased by 37.7% and we had 49.0% less passenger flight segments, which drove decreases in variable other operating expenses. In addition, we had lower passenger reaccommodation expense, period over period, due to multiple storm-related flight disruptions during the second quarter of 2019.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2020 and 2019 primarily represents interest related to the financing of purchased aircraft as well as the interest and accretion related to our convertible debt. As of June 30, 2020 and 2019, we had 70 and 62 aircraft financed through secured long-term debt arrangements, respectively. As our debt balance has increased, we expect interest expense to increase during the remainder of 2020 and beyond.
Our interest income for the six months ended June 30, 2020 and 2019 represents interest income earned on cash, cash equivalents, and short-term investments as well as interest earned on income tax refunds.

Income Taxes

Our effective tax rate for the six months ended June 30, 2020 was 40.0% compared to 22.7% for the six months ended June 30, 2019. The increase in tax rate is attributed primarily to an increase in discrete federal tax benefit of $54.9 million triggered by the passage of an IRS ruling in April 2020 related to the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. Excluding this discrete tax benefit, our effective tax rate for the six months ended June 30, 2020 would have been 20.9%. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position. Our average daily cash burn trended from approximately $9.5 million in April 2020 to approximately $1.5 million in June 2020. We estimate our average daily cash burn for the third quarter of 2020 will be approximately $3 million to $4 million. We are continuing to monitor and evaluate the impacts of the COVID-19 pandemic on our liquidity and financial condition, and to implement strategies to preserve cash and protect our long-term sustainability. We calculate estimated average daily cash burn rate as the sum of operating cash outflows, debt service requirements, fleet capex net of financing and pre-delivery deposit payments estimated based on historical data, without giving effect to any additional financings, capital raises or any funds received from the PSP. Please refer to "Notes to Condensed Financial Statements—2. Impact of COVID-19," "Notes to Condensed Financial Statements—Note 13. Debt and Other Obligations" and "Note to Condensed Financial Statements—Note 14. Equity" for additional information on the PSP and the measures we have implemented to focus on the safety of our customers and employees as well as the impact on our liquidity, financial position and operations. As of June 30, 2020, we had $1,233.8 million in liquid assets comprised of unrestricted cash and cash equivalents and short-term investment securities.

Our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt and lease obligations and maintenance reserves. Our total unrestricted cash and cash equivalents at June 30, 2020 was $1,127.5 million, an increase of $148.5 million from December 31, 2019. In addition to cash and cash equivalents, as of June 30, 2020, we had $106.3 million in short-term investment securities. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements, government assistance under the CARES Act and cash flows from operations.
Refer to the section “Balance Sheet, Cash Flow and Liquidity” within our Executive Summary above for further information about actions we have taken to increase liquidity and strengthen our financial position in response to the impact of the COVID-19 pandemic. These actions include the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of our voting common stock, and the execution of a revolving credit facility with a total commitment of $180.0 million as of June 30, 2020, among others.
Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale-leaseback transactions. During the six months ended June 30, 2020, we purchased 6 aircraft for which we acquired debt of $249.0 million. During the six months ended June 30, 2020, we made $193.0 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year to finance the purchase of aircraft matures in 2031 and 2032. In addition, during the six months ended June 30, 2020, we took delivery of three aircraft financed through direct operating leases, and purchased two aircraft off lease. We also purchased two spare engines through cash purchases.
Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the six months ended June 30, 2020, we paid $153.4 million in PDPs, and $6.3 million of capitalized interest for future deliveries of aircraft and spare engines. As of June 30, 2020, we had $382.7 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed balance sheets.
As of June 30, 2020, we have secured debt financing for 2 aircraft being delivered from Airbus in the remainder of 2020 and do not have financing commitments in place for the remaining 127 Airbus firm aircraft orders, scheduled for delivery between the remainder of 2020 through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. In addition, as of June 30, 2020, we have secured 10 direct operating leases for A320neos with third-party lessors, with deliveries expected in 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the leased aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the six months ended June 30, 2020, we recorded an increase of $11.3 million in maintenance reserves, including reimbursements. As of June 30, 2020, we had $138.8 million ($75.1 million in aircraft maintenance deposits and $63.6 million in long-term aircraft maintenance deposits) on our condensed balance sheets.
Net Cash Flows Provided (Used) By Operating Activities. Operating activities in the six months ended June 30, 2020 used $47.0 million in cash compared to $341.0 million provided in the six months ended June 30, 2019. Cash provided by operating activities decreased, year over year, primarily due to a net loss during the six months ended June 30, 2020. In addition, we had a decrease in other liabilities, primarily due to a decrease in volume driven liabilities as a result of the impact of COVID-19 on air travel demand, as well as an increase in income tax receivable and special credits, due to the benefits provided by the CARES Act, as compared to the prior year. These decreases were partially offset by an increase in accounts receivable, net and deferred salaries, wages and benefits as well as a higher non-cash expense of depreciation and amortization, as compared to the prior year. Due to the impact of COVID-19 on our operations, we may experience negative cash flows from operations through the third quarter of 2020 and possibly beyond.
Net Cash Flows Used In Investing Activities. In the six months ended June 30, 2020, investing activities used $457.4 million, compared to $238.5 million used in the prior year period. The increase was mainly driven by an increase in purchases of property and equipment, year over year, as well as an increase in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.
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
Net Cash Flows Provided By Financing Activities. During the six months ended June 30, 2020, financing activities provided $682.8 million in cash compared to $3.5 million provided in the six months ended June 30, 2019. During the six months ended June 30, 2020, we received $674.1 million in connection with the debt financing related to the delivery of six aircraft, the revolving credit facilities, the unsecured term loan in connection with the PSP and the issuance of convertible notes. In addition, during the six months ended June 30, 2020, we received an additional $194.9 million, net of debt issuance costs, in connection with the common stock offering and issuance of warrants in connection with the PSP. We paid $149.4 million in debt principal obligations and $25.0 million in finance lease obligations. The payments on finance lease obligations are primarily related to an aircraft purchase agreement for the purchase of two A319 aircraft. Refer to "Notes to Condensed Financial Statements—10. Leases" for more information on these two aircraft.

Our credit rating has been downgraded by Fitch to BB- in April 2020 and by S&P Global to B in June 2020. In May 2020, the credit rating of our Spirit Airlines Pass Through Trust Certificates Series 2015-1 Class C and our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class C was downgraded by Fitch from BBB- to BB+. In June 2020, the credit rating of our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class A and B were downgraded by S&P Global to BBB and BB-, respectively. The downgrades of our ratings were based on our increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic.

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. During the fourth quarter of 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. In June 2020, we entered into an agreement to defer certain aircraft deliveries scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. During the six months ended June 30, 2020, we took delivery of 9 aircraft and with this agreement, we have 3 remaining aircraft scheduled for delivery during the remainder of 2020 and 16 aircraft scheduled for delivery in 2021. For more detailed information, please refer to "Notes to Condensed Financial Statements—2. Impact of

COVID-19" for more information. As of June 30, 2020, our aircraft orders consisted of 129 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, we had 10 direct operating leases for A320neos with third-party lessors, with deliveries in 2021.
We also have a spare engine order for one V2500 SelectTwo engine with IAE and two spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023. As of June 30, 2020, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $119.0 million for the remainder of 2020, $356.4 million in 2021, $606.1 million in 2022, $707.6 million in 2023, $1,073.0 million in 2024 and $3,763.4 million in 2025 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs would include aircraft and other parts that we are already contractually obligated to purchase including those reflected above. In February 2020, the rate of this tariff was increased from 10% to 15%. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service our Airbus fleet.
As of June 30, 2020, we have secured debt financing commitments for two aircraft scheduled for delivery from Airbus in 2020. As of June 30, 2020 we do not have financing commitments in place for the remaining 127 Airbus aircraft on firm order through 2027, 1 of which is scheduled for delivery in the fourth quarter of 2020. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. In addition, as of June 30, 2020, we had secured 10 direct operating leases for A320neos with third-party lessors, with deliveries expected in 2021.
As of June 30, 2020, principal and interest commitments related to the future secured debt financing of two undelivered aircraft are approximately $0.9 million for the remainder of 2020, $8.5 million in 2021, $6.5 million in 2022, $7.0 million in 2023, $7.1 million in 2024, and $64.7 million in 2025 and beyond. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately zero for the remainder of 2020, $18.2 million in 2021, $33.4 million in 2022, $33.4 million in 2023, $33.4 million in 2024, and $282.5 million in 2025 and beyond.
We have significant obligations for aircraft and spare engines as 55 of our 154 aircraft and 8 of our 24 spare engines are financed under operating leases. These leases expire between 2022 and 2038. Aircraft rent payments were $49.9 million and $48.5 million for the three months ended June 30, 2020 and 2019, respectively, and $98.4 million and $96.0 million for the six months ended June 30, 2020 and 2019, respectively.
Our operating leases with terms greater than 12 months are included within operating lease right-of-use assets with the corresponding liabilities included within current maturities of operating leases and operating leases, less current maturities on our condensed balance sheets. Leases with a term of 12 months or less are not recorded on our condensed balance sheets. Please see "Notes to Condensed Financial Statements—10. Leases" for further discussion on our leases.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2020 and the periods in which payments are due (in millions):

	Remainder of 2020	2021 - 2022	2023 - 2024	2025 and beyond	Total
Long-term debt (1)	$110	$644	$545	$1,366	$2,665
Interest and fee commitments (2)	46	164	125	142	477
Finance and operating lease obligations	105	420	369	1,210	2,104
Flight equipment purchase obligations	119	962	1,781	3,763	6,625
Other (3)	11	36	29	50	126
Total future payments on contractual obligations	$391	$2,226	$2,849	$6,531	$11,997

(1) Includes principal only associated with senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, convertible notes and our revolving credit facilities. Refer to "Notes to Condensed Financial Statements—13. Debt and Other Obligations."
(2) Related to senior term loans, fixed-rate loans, unsecured term loans and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible debt. Includes interest accrued as of June 30, 2020 related to our variable-rate revolving credit facilities.

(3) Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to "Notes to Condensed Financial Statements—11. Commitments and Contingencies."
Some of our master lease agreements required that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization.
During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we intend to build a new headquarters campus. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Condensed Financial Statements— 10. Leases."

Off-Balance Sheet Arrangements
As of June 30, 2020, we had lines of credit related to corporate credit cards of $3.1 million, from which we had drawn $0.3 million.
As of June 30, 2020, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of June 30, 2020, we had drawn $3.9 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2020, we did not hold any derivatives.
As of June 30, 2020, we had $11.0 million in uncollateralized surety bonds, representing an off balance-sheet commitment.

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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2020 and 2019 represented approximately 20.1% and 30.6% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $73 million. As of June 30, 2020 and December 31, 2019, we did not have any outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $106.3 million and $105.3 million, as of June 30, 2020 and December 31, 2019, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of June 30, 2020, we had $2,211.8 million outstanding in fixed-rate debt related to the purchase of 40 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $2,068.8 million. In addition, as of June 30, 2020, we had $60.4 million outstanding in fixed-rate debt related to our unsecured term loans which had a fair value of $60.4 million and $101.4 million outstanding in convertible debt which had a fair value of $264.1 million. As of December 31, 2019, we had $2,053.6 million outstanding in fixed-rate debt related to the purchase of 34 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,143.0 million. As of December 31, 2019, we did not have any outstanding fixed-rate debt related to unsecured term loans and convertible debt.
Variable-Rate Debt. As of June 30, 2020, we had $291.2 million outstanding in variable-rate long-term debt, which had a fair value of $291.2 million. As of December 31, 2019, we had $160.0 million outstanding in variable-rate debt, which had a fair value of $160.0 million. During the six months ended June 30, 2020, a hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $1.1 million.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, solely as a result of the material weakness in internal control over financial reporting described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K/A for the year ended December 31, 2019, which continued to exist as of June 30, 2020, our disclosure controls and procedures were not effective as of June 30, 2020.

Previously Disclosed Material Weakness
We disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K/A for the year ended December 31, 2019 that we had identified a material weakness in internal controls related to the operation of certain review controls over the preparation of the 2019 statement of cash flows. In light of the material weakness identified, management performed additional review and other procedures prior to the filing of (i) the Annual Report on Form 10-K/A, which resulted in a restatement of the of the statements of cash flows for the year ended December 31, 2019, and (ii) the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which did not result in any adjustments to the condensed financial statements. Other than the restatement described in the Annual Report on Form 10-K/A for the year ended December 31, 2019, the material weakness did not result in any material misstatements to our condensed financial statements in any prior periods or for the three months ended June 30, 2020.

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

Management is committed to maintaining a strong internal control environment and believes this remediation effort will represent an improvement in existing controls. Management anticipates that the new controls, as implemented and when tested for a sufficient period of time, will remediate the material weakness. As of June 30, 2020, Management has implemented certain aspects of the contemplated remediation, including a more detailed reconciliation process and management review of each line in the statements of cash flows. As we continue to evaluate and work to improve our internal controls over financial reporting, we may determine to take additional measures to address control deficiencies or modify certain activities of the remediation measures described above.

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
Changes in Internal Control over Financial Reporting

Except for the material weakness described above, as of June 30, 2020, there have been no other changes in our internal control over financial reporting during our second quarter ended June 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. COVID-19 has since spread to almost every country in the world, including the United States. The World Health Organization has declared COVID-19 a pandemic. The outbreak of COVID-19 and implementation of measures to reduce its spread have adversely impacted our business and continue to adversely impact our business in a number of ways. Multiple governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions and closures or recommendations against air travel, and certain countries we serve have required airlines to limit or completely stop operations. In response to COVID-19, we have significantly reduced capacity from our original plan through September 2020 and will continue to evaluate the need for further flight schedule adjustments. As of June 30, 2020, we were experiencing significant deterioration in forward bookings. Negative trends have not yet stabilized and are likely to continue to worsen. Additionally, we also outsource certain critical business activities to third parties, including our dependence on a limited number of suppliers for our aircraft and engines. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. The successful implementation and execution of these third parties’ business continuity strategies are largely outside our control. If one or more of such third parties experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse impact on our business, results of operations and financial condition.

The extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments, including the currently unknowable duration of the COVID-19 pandemic; the impact of existing and future governmental regulations, travel advisories and restrictions that are imposed in response to the pandemic; additional reductions to our flight capacity, or a voluntary temporary cessation of all flights, that we implement in response to the pandemic; and the impact of COVID-19 on consumer behavior, such as a reduction in the demand for air travel, especially in our destination cities. The potential economic impact brought on by the COVID-19 pandemic is difficult to assess or predict, and it has already caused, and is likely to result in further, significant disruptions of global financial markets, which may reduce our ability to access capital on favorable terms or at all, and increase the cost of capital. In addition, a recession, depression or other sustained adverse economic event resulting from the spread of the coronavirus would materially adversely impact our business and the value of our common stock. The impact of the COVID-19 pandemic on global financial markets has negatively impacted the value of our common stock to date as well as our debt ratings, and could continue to negatively affect our liquidity. Our credit rating has been downgraded by Fitch to BB- in April 2020 and by S&P Global to B in June 2020. In May 2020, the credit rating of our Spirit Airlines Pass Through Trust Certificates Series 2015-1 Class C and our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class C was downgraded by Fitch from BBB- to BB+. In June 2020, the credit rating of our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class A and B were downgraded by S&P Global to BBB and BB-, respectively. The downgrades of our ratings were based on our increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our ratings levels, the airline industry, or the Company, our business, financial condition and results of operations would be adversely affected. These developments are highly uncertain and cannot be predicted. There are limitations on our ability to mitigate the adverse financial impact of these items, including as a result of our significant aircraft-related fixed obligations. COVID-19 also makes it more challenging for management to estimate future performance of our business, particularly over the near to medium term. A further significant decline in demand for our flights could have a materially adverse impact on our business, results of operations and financial condition.

On March 27, 2020, the CARES Act was signed into law, and on April 20, 2020 we reached an agreement with Treasury to receive funding through the Payroll Support Program ("PSP") over the second and third quarters of 2020. The funding we receive will be subject to restrictions and limitations. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.”

The COVID-19 pandemic may also exacerbate other risks described in this “Risk Factors” section and disclosed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019, and subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, including, but not limited to, our competitiveness, demand for our services, shifting consumer preferences and our substantial amount of outstanding indebtedness.

We have agreed to certain restrictions on our business by accepting financing under the CARES Act.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provides liquidity in the form of loans, loan guarantees, and other investments to air carriers, such as us, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by Treasury.

On April 20, 2020, the Company entered into a PSP agreement with Treasury, pursuant to which the Company may receive a total of up to approximately $334.7 million under the PSP over the second and third quarters of 2020, which funds will be used exclusively to pay for salaries and benefits for our employees through September 30, 2020. Of that amount, up to $70.4 million will be in the form of a low-interest 10-year note. In connection with its participation in the PSP, the Company also will be obligated to issue to Treasury warrants to purchase up to 500,150 shares of our common stock, par value $0.0001 per share, at a strike price of $14.08 per share (the closing price for the shares of common stock on April 9, 2020). The warrants will expire in five years from the date of issuance, will be transferable, have no voting rights and will contain customary terms regarding anti-dilution. If the Treasury or any subsequent warrant holder exercises the warrants, the interest of our holders of common stock would be diluted and we would be partially owned by the U.S. government, which could have a negative impact on our common stock price, and which could require increased resources and attention by our management.

As of June 30, 2020, the Company received total proceeds of $301.3 million, representing 3 of the 4 installments of funding under the PSP, in exchange for which the Company issued to Treasury $60.4 million in 10-year notes and warrants to purchase 428,829 shares of common stock.

In connection with the Company’s participation in the PSP, we will be subject to certain restrictions and limitations, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2021;
•Requirements to maintain certain levels of scheduled services (including to destinations where there may currently be significantly reduced or no demand);
•A prohibition on involuntary terminations or furloughs of employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2020;
•A prohibition on reducing the salary, wages, or benefits of our employees (other than our executive officers or independent contractors, or as otherwise permitted under the terms of the PSP) through September 30, 2020;
•Limits on certain executive compensation including limiting pay increases and severance pay or other benefits upon terminations, through March 24, 2022; and
•Limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits.

These restrictions and requirements could materially adversely impact our business, results of operations and financial condition by, among other things, requiring us to change certain of our business practices and to maintain or increase cost levels to maintain scheduled service and employment with little or no offsetting revenue, affecting retention of key personnel and limiting our ability to effectively compete with others in our industry who may not be receiving funding and may not be subject to similar limitations. Additionally, we could be required to issue additional warrants if we participate in additional loan programs under the CARES Act.

We cannot predict whether the assistance from Treasury through the PSP will be adequate to continue to pay our employees for the duration of the COVID-19 pandemic or whether additional assistance will be required or available in the future. Additionally, we applied to Treasury for a secured loan through the CARES Act, but we can provide no assurance that we will receive the loan in the amount we requested, or at all, and whether, if received, such amount will be sufficient to fund our continuing operations for the duration of the COVID-19 pandemic.

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

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, new travel related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017 and Hurricane Dorian in August 2019) as well as southern Texas (such as Hurricane Harvey in August 2017), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico and the December 2019 and January 2020 earthquakes in Puerto Rico) can cause flight cancellations, significant delays and facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. As a result of the COVID-19 pandemic, the U.S. government and government authorities in other countries around the world have implemented travel bans and other restrictions, which have drastically reduced consumer demand. For additional information, see “—The COVID-19 pandemic and measures to reduce its spread have had, and will likely continue to have, a material adverse impact on our business, results of operations and financial condition.” Any increases in travel related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in January 2019 may have a negative impact on our operations and financial results.

We have a significant amount of aircraft-related fixed obligations and we have incurred, and may incur in the future, significant additional debt, that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of June 30, 2020, our 154 aircraft fleet consisted of 55 aircraft financed under operating leases, 70 aircraft financed under debt arrangements, and 29 aircraft purchased off lease and currently unencumbered. Aircraft rent payments to lessors were $49.9 million and $48.5 million for the three months ended June 30, 2020 and 2019, respectively, and $98.4 million and $96.0 million for the six months ended June 30, 2020 and 2019, respectively. As of June 30, 2020, we had future aircraft and spare engine operating lease obligations of approximately $1.9 billion. As of June 30, 2020, we had future principal debt obligations of $2.7 billion, of which $110.2 million is due in the remainder of 2020. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt & Whitney for delivery over the next several years. Further, we entered into an agreement to amend the revolving credit facility originally maturing in December 2020. The agreement amends the revolving credit facility to extend the final maturity date from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million. As of June 30, 2020, we had drawn the full amount available under the revolving credit facility due in 2021. In addition, on March 30, 2020, we entered into a new senior secured revolving credit facility for an initial commitment of $110 million, which was increased to $180 million during the second quarter of 2020. As of June 30, 2020, we had drawn the full amount available under the revolving credit facility due in 2022. Also in April 2020, we reached an agreement with the Treasury to receive $334.7 million in funding through the payroll support program, in the form of a grant and a low-interest 10-year note. The funding from Treasury will also subject us to certain restrictions and limitations. In May 2020, we issued $175 million of our 4.75% Convertible Senior Notes due 2025 (the "Convertible Notes") and 20,125,000 shares of our voting common stock, at $10 per share. Our ability to pay the fixed and other costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. The amount of our aircraft related fixed obligations, our obligations under our other debt arrangements, and the related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:

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

As of June 30, 2020, we had access to lines of credit from our physical fuel delivery and derivative counterparties and our purchase credit card issuer aggregating $44.6 million. In addition, we have a revolving credit facility, maturing in 2021, for up to $111.2 million which was fully drawn as of June 30, 2020, and a new senior secured revolving credit facility, maturing in 2022, for up to $180.0 million (which commitment amount may be further increased with the consent of any participating lenders and subject to borrowing base availability) which was fully drawn as of June 30, 2020. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Financial Statements—13. Debt and Other Obligations." These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of COVID-19 on our financial position and operations, including through the payroll support program or loan program with Treasury and offerings of our common stock and Convertible Notes. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

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

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, or warrants issued to Treasury under the PSP, could depress the trading price of our common stock and Convertible Notes.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. We are also obligated to Treasury to issue up to 500,150 shares of our common stock in consideration for the receipt of funding from Treasury as part of our participation in the PSP. Additionally, as part of the Company’s participation in the loan program under the CARES Act, the Company also will be required to issue to Treasury a number of warrants equal to 10% of the final loan principal amount divided by strike price, representing a potential conversion of up to 5.3 million of underlying shares of common stock. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.” In addition, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. The indenture for the Convertible Notes will not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the Convertible Notes, may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including holders of our Convertible Notes who have received shares of our common stock upon conversion of their Convertible Notes.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change, or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase the Convertible Notes or pay cash upon their conversion.

Holders of the Convertible Notes may require us to repurchase their notes following a fundamental change, as defined in the indenture governing the Convertible Notes, at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay the cash amounts due upon conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay the cash amounts due upon conversion. Our failure to repurchase Convertible Notes or to pay the cash amounts due upon conversion when required will constitute a default under the indenture governing the Convertible Notes. A default under the indenture governing the Convertible Notes or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders, including holders of the Convertible Notes who have previously converted their Convertible Notes

At our election, we may settle Convertible Notes tendered for conversion entirely or partly in shares of our common stock. As a result, the conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock and, in turn, the price of the Convertible Notes. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

Provisions in the indenture governing the Convertible Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Notes and the indenture governing the Convertible Notes could make a third party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a fundamental change, then holders of the Convertible Notes will have the right to require us to repurchase their notes for cash. In addition, if a takeover constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indenture governing the Convertible Notes could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of the Convertible Notes or holders of our common stock may view as favorable.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock. These provisions include, among others:

•our board of directors is divided into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new board of directors at an annual meeting;
•actions to be taken by our stockholders may only be effected at an annual or special meeting of our stockholders and not by written consent;
•special meetings of our stockholders can be called only by the Chairman of the Board or by our corporate secretary at the direction of our board of directors;
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company; and
•our board of directors may, without stockholder approval, issue series of preferred stock, or rights to acquire preferred stock, that could dilute the interest of, or impair the voting power of, holders of our common stock or could also be used as a method of discouraging, delaying or preventing a change of control.

On March 29, 2020, the board of directors adopted a Rights Agreement (the “Rights Agreement”) and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock to stockholders of record as of the close of business on April 9, 2020. In addition, each share issued upon conversion of the Convertible Notes and the common stock issued on May 12, 2020 pursuant to our offering of common stock will have such Right. Our board of directors has adopted the Rights Agreement to reduce the likelihood that a potential acquirer would gain (or seek to influence or change) control of us by open market accumulation or other tactics without paying an appropriate premium for our shares. In general terms and subject to certain exceptions, it works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 10% or more of our outstanding common stock without the approval of our board of directors. The Rights Agreement may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the second quarter of 2020. All stock repurchases during this period were made from employees who received restricted stock units. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1-30, 2020	980	$11.92	—	$—
May 1-31, 2020	36	$9.92	—	$—
June 1-30, 2020	254	$24.30	—	$—
Total	1,270	$14.34	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

4.1
Base Indenture, dated May 12, 2020, between the Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 12, 2020, is hereby incorporated by reference.

4.2
First Supplemental Indenture, dated May 12, 2020, between the Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.2 to the Company’s Form 8-K dated May 12, 2020, is hereby incorporated by reference.

4.3	Form of Global Note representing the 4.75% Convertible Senior Notes due 2025 (included in Exhibit 4.2 hereto).

4.4
Form of Warrant to Purchase Common Stock, issued May 29, 2020, in connection with the Warrant Agreement, dated as of April 20, 2020, between the Company and the United States Department of the Treasury.

4.5
Form of Warrant to Purchase Common Stock, issued June 29, 2020, in connection with the Warrant Agreement, dated as of April 20, 2020, between the Company and the United States Department of the Treasury.

10.1**
Amendment No. 1, dated as of June 24, 2020, to the A320 NEO Family Purchase Agreement, by and between Airbus S.A.S. and Spirit Airlines, Inc., dated as of December 20, 2019, together with the amended and restated Letter Agreement No. 8, dated as of December 20, 2019.

10.2**	Amendment No. 26, dated as of June 24, 2020, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated May 5, 2004.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.
**	Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

July 22, 2020	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer