Form 10-Q
period 2020-09-30
Spirit Airlines, Inc.
filed 2020-10-28
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 20, 2020:

Class	Number of Shares
Common Stock, $0.0001 par value	97,678,265

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating revenues:
Passenger	$392,744	$973,353	$1,277,111	$2,805,848
Other	9,178	18,615	34,421	54,872
Total operating revenues	401,922	991,968	1,311,532	2,860,720

Operating expenses:
Aircraft fuel	94,285	253,847	327,403	748,489
Salaries, wages and benefits	228,370	224,069	682,429	644,345
Landing fees and other rents	76,526	69,142	183,995	193,502
Depreciation and amortization	71,351	57,712	206,455	163,351
Aircraft rent	49,379	40,026	143,781	132,330
Distribution	17,882	39,160	62,977	115,481
Maintenance, materials and repairs	28,213	36,152	81,516	102,444
Loss on disposal of assets	—	13,410	—	16,873
Special credits	(148,308)	—	(300,219)	—
Other operating	83,695	133,769	271,042	367,482
Total operating expenses	501,393	867,287	1,659,379	2,484,297

Operating income (loss)	(99,471)	124,681	(347,847)	376,423

Other (income) expense:
Interest expense	33,435	25,138	85,105	75,375
Capitalized interest	(4,009)	(3,400)	(11,430)	(8,932)
Interest income	(454)	(6,292)	(5,996)	(20,282)
Other (income) expense	77	222	124	599
Total other (income) expense	29,049	15,668	67,803	46,760

Income (loss) before income taxes	(128,520)	109,013	(415,650)	329,663
Provision (benefit) for income taxes	(29,380)	25,549	(144,254)	75,622

Net income (loss)	$(99,140)	$83,464	$(271,396)	$254,041
Basic earnings (loss) per share	$(1.07)	$1.22	$(3.38)	$3.71
Diluted earnings (loss) per share	$(1.07)	$1.22	$(3.38)	$3.71
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(99,140)	$83,464	$(271,396)	$254,041
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(47), $(20), $12 and $47	(162)	(68)	41	161
Interest rate derivative loss reclassified into earnings, net of taxes of $14, $17, $53 and $63	49	57	138	157
Other comprehensive income (loss)	$(113)	$(11)	$179	$318
Comprehensive income (loss)	$(99,253)	$83,453	$(271,217)	$254,359

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,947,619	$978,957
Restricted cash	54,838	—
Short-term investment securities	106,324	105,321
Accounts receivable, net	51,182	73,807
Aircraft maintenance deposits, net	70,934	102,906
Income tax receivable	146,961	21,013
Prepaid expenses and other current assets	121,252	103,439
Total current assets	2,499,110	1,385,443

Property and equipment:
Flight equipment	4,126,302	3,730,751
Ground property and equipment	328,093	291,998
Less accumulated depreciation	(631,685)	(492,447)
	3,822,710	3,530,302
Operating lease right-of-use assets	1,408,106	1,369,555
Pre-delivery deposits on flight equipment	374,830	291,930
Long-term aircraft maintenance deposits	54,047	67,682
Deferred heavy maintenance, net	362,596	361,603
Other long-term assets	35,895	36,897
Total assets	$8,557,294	$7,043,412

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$36,068	$43,601
Air traffic liability	429,892	315,408
Current maturities of long-term debt and finance leases	373,300	258,852
Current maturities of operating leases	130,793	120,662
Other current liabilities	326,650	373,521
Total current liabilities	1,296,703	1,112,044

Long-term debt and finance leases, less current maturities	3,074,900	1,960,453
Operating leases, less current maturities	1,242,843	1,218,014
Deferred income taxes	486,487	469,292
Deferred gains and other long-term liabilities	52,258	22,277
Shareholders’ equity:
Common stock	28	7
Additional paid-in-capital	796,553	379,380
Treasury stock, at cost	(74,052)	(72,455)
Retained earnings	1,682,182	1,955,187
Accumulated other comprehensive income (loss)	(608)	(787)
Total shareholders’ equity	2,404,103	2,261,332
Total liabilities and shareholders’ equity	$8,557,294	$7,043,412
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$(271,396)	$254,041
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	191	220
Share-based compensation	8,596	8,128
Allowance for doubtful accounts (recoveries)	(249)	—
Amortization of debt issuance costs	7,337	6,540
Depreciation and amortization	206,455	163,351
Accretion of convertible debt and 8.00% senior secured notes	5,898	—
Deferred income tax expense	501	91,688
Loss on disposal of assets	—	16,873
Changes in operating assets and liabilities:
Accounts receivable, net	22,244	(23,712)
Aircraft maintenance deposits, net	25,044	(14,955)
Prepaid income taxes	—	1,431
Deposits and other assets	(11,038)	(24,474)
Deferred heavy maintenance, net	(66,196)	(123,299)
Income tax receivable	(125,948)	(21,693)
Accounts payable	(9,506)	883
Air traffic liability	114,484	69,237
Other liabilities	(35,832)	(45,169)
Other	30	(693)
Net cash provided (used) by operating activities	(129,385)	358,397
Investing activities:
Purchase of available-for-sale investment securities	(95,302)	(93,557)
Proceeds from the maturity and sale of available-for-sale investment securities	94,265	92,395
Pre-delivery deposits on flight equipment, net of refunds	(153,353)	(169,200)
Capitalized interest	(9,157)	(7,707)
Assets under construction for others	(3,489)	(7,591)
Purchase of property and equipment	(345,778)	(114,396)
Net cash used in investing activities	(512,814)	(300,056)
Financing activities:
Proceeds from issuance of long-term debt	1,570,391	94,706
Proceeds from issuance of common stock and warrants	366,783	—
Proceeds from stock options exercised	39	1
Payments on debt obligations	(208,047)	(125,914)
Payments on finance lease obligations	(25,211)	(95,608)
Reimbursement for assets under construction for others	3,497	5,389
Repurchase of common stock	(1,597)	(5,356)
Debt and equity issuance costs	(40,156)	(614)
Net cash provided (used) by financing activities	1,665,699	(127,396)
Net increase (decrease) in cash, cash equivalents, and restricted cash	1,023,500	(69,055)
Cash and cash equivalents at beginning of period	978,957	1,004,733
Cash, cash equivalents, and restricted cash at end of period (1)	$2,002,457	$935,678
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$56,123	$59,840
Income taxes paid (received), net	$(18,659)	$8,288
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$145,934	$141,019
Financing cash flows for finance leases	$167	$641
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$565	$96,371
Capital expenditures funded by operating lease borrowings	$127,774	$189,487
(1) The sum of cash and cash equivalents and restricted cash on our condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in our statement of cash flows.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Nine Months Ended September 30, 2019
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$7	$371,225	$(67,016)	$1,625,481	$(1,193)	$1,928,504
Effect of ASU No. 2016-02 implementation	—	—	—	(5,549)	—	(5,549)
Share-based compensation	—	3,671	—		—	3,671
Repurchase of common stock	—	—	(5,223)	—	—	(5,223)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	177	177
Net income	—	—	—	56,076	—	56,076
Balance at March 31, 2019	$7	$374,896	$(72,239)	$1,676,008	$(1,016)	$1,977,656
Share-based compensation	—	2,742	—	—	—	2,742
Repurchase of common stock	—	—	(25)	—	—	(25)
Proceeds from options exercised	—	1	—	—	—	1
Changes in comprehensive income	—	—	—	—	152	152
Net income	—	—	—	114,501	—	114,501
Balance at June 30, 2019	$7	$377,639	$(72,264)	$1,790,509	$(864)	$2,095,027
Share-based compensation	—	1,715	—	—	—	1,715
Repurchase of common stock	—	—	(108)	—	—	(108)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	(11)	(11)
Net income	—	—	—	83,464	—	83,464
Balance at September 30, 2019	$7	$379,354	$(72,372)	$1,873,973	$(875)	$2,180,087

	Nine Months Ended September 30, 2020
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$7	$379,380	$(72,455)	$1,955,187	$(787)	$2,261,332
Effect of ASU No. 2016-13 implementation (refer to Note 3)	—	—	—	(1,609)	—	(1,609)
Share-based compensation	—	3,790	—	—	—	3,790
Repurchase of common stock	—	—	(1,536)	—	—	(1,536)
Proceeds from options exercised	—	16	—	—	—	16
Changes in comprehensive income	—	—	—	—	226	226
Net loss	—	—	—	(27,828)	—	(27,828)
Balance at March 31, 2020	$7	$383,186	$(73,991)	$1,925,750	$(561)	$2,234,391
Issuance of common stock and warrants, net	20	194,866	—	—	—	194,886
Equity component value of convertible debt issuance, net	—	55,590	—	—	—	55,590
Share-based compensation	—	2,652	—	—	—	2,652
Repurchase of common stock	—	—	(18)	—	—	(18)
Proceeds from options exercised	—	23	—	—	—	23
Changes in comprehensive income	—	—	—	—	66	66
Net loss	—	—	—	(144,428)	—	(144,428)
Balance at June 30, 2020	$27	$636,317	$(74,009)	$1,781,322	$(495)	$2,343,162
Issuance of common stock and warrants, net	1	158,082				158,083
Share-based compensation	—	2,154	—	—	—	2,154
Repurchase of common stock	—	—	(43)	—	—	(43)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	(113)	(113)
Net loss	—	—	—	(99,140)	—	(99,140)
Balance at September 30, 2020	$28	$796,553	$(74,052)	$1,682,182	$(608)	$2,404,103
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Spirit Airlines, Inc. (“Spirit”) and its consolidated subsidiaries (the "Company"). In August 2020, Spirit formed several new subsidiaries; Spirit Finance Cayman 1 Ltd. (“Holdco 1”), Spirit Finance Cayman 2 Ltd. (“Holdco 2), Spirit IP Cayman Ltd. (“Spirit IP”) and Spirit Loyalty Cayman Ltd. (“Spirit Loyalty”). Each are Cayman Islands exempted companies incorporated with limited liability. Spirit IP and Spirit Loyalty are wholly-owned subsidiaries of Holdco 2 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes (as defined herein)). Holdco 1 and Holdco 2 are special purpose holding companies. HoldCo 2 is a wholly-owned direct subsidiary of Holdco 1 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes). HoldCo 1 is a wholly-owned subsidiary of Spirit (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes). As a result, our financial statements are presented on a consolidated basis.
These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2019 filed with the Securities and Exchange Commission on April 16, 2020.
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
The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends. In addition, the Company experienced significant impacts from the global coronavirus ("COVID-19") pandemic during the three and nine months ended September 30, 2020.
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
Caring for Guests and Team Members

The Company’s Operations and Task Force teams remain in constant contact with authorities, continuing to evolve its response to ensure the safety of Guests and Team Members. In addition to previously existing procedures including utilization of hospital-grade disinfectants and state-of-the-art HEPA filters that capture 99.97% of airborne particles on board the aircraft, the Company has implemented and continued the following steps to protect its Guests and Team Members:

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
•Expanded aircraft turn and overnight cleaning protocols focusing on high frequency touch points as well as enhanced cockpit cleaning and the use of ultra-low volume ("ULV") fogging process to apply a safe, high-grade EPA-registered airborne disinfectant that is effective against coronaviruses;
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
•Automated the Team Member screening process upon entry to all Company-operated facilities by installing an automatic temperature scanner which is activated and monitored 24 hours a day;
•Required all Guests and Guest-facing Team Members to wear an appropriate face covering when traveling through the airport or onboard aircraft;
•Offered future flight credits with extended expiration dates to Guests with impacted travel plans and waived change and cancellation fees for Guests who booked travel by October 31, 2020.

Supporting Communities

During this unprecedented time, many travelers have been stranded abroad with bans and other restrictions on travel implemented globally and domestically. The Company has worked with embassies and local governments in Aruba, Colombia, Dominican Republic, Ecuador, Haiti, Honduras, Panama and the U.S. to operate special flights for stranded travelers in such countries. Thus far, the Company has provided over 260 flights to more than 30,000 stranded travelers and preparations continue to transport many more. In addition, the Company has pledged $250 thousand in vouchers for flights to minority organizations.

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

Capacity Reductions

In March 2020, in response to government restrictions on travel and drastically reduced consumer demand, the Company began to reduce capacity. The Company reduced capacity for April and May 2020 by 76.2% and 93.9%, respectively, year over year. The Company had initially expected to reduce June 2020 capacity by approximately 95%, year over year. However, due to an increase in demand for air travel, the Company added some flights back to the June schedule, building throughout the month, resulting in an average capacity reduction of 79.0%, year over year. Capacity in July, August and September of 2020 was reduced by 17.5%, 36.4% and 47.1% respectively, year over year. In October 2020, capacity has been reduced by approximately 36%, year over year. In the holiday months of November and December, with modestly improved bookings and demand, the Company expects to reduce capacity, year over year, by approximately 20%. The Company continues to closely monitor demand and will make adjustments to the flight schedule as appropriate. The Company currently estimates that air travel demand will continue to be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue. The Company expects that air travel demand will continue to gradually recover in the remainder of 2020 through 2021. However, the situation continues to be fluid and actual capacity adjustments may be different than what the Company currently expects. Refer to Note 4, Revenue, for discussion of the impact of COVID-19 on the Company's air traffic liability, credit shells and refunds.

CARES Act

On March 27, 2020, President Donald Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act was a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee salaries, wages and benefits and up to $25 billion in secured loans.

On April 20, 2020, the Company entered into a Payroll Support Program ("PSP") Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which the Company received a total of $334.7 million through July 31,

2020, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2020. Of that amount, $70.4 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, the Company issued to Treasury warrants pursuant to a warrant agreement to purchase up to 500,151 shares of the Company’s common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020) with a fair value of $3.7 million. The remaining amount of $260.6 million is in the form of a grant and was recognized in special credits in the Company's condensed consolidated statement of operations.

In September 2020, the Company was notified by the Treasury of additional funds available under the PSP portion of the CARES Act. The Company received an additional installment of $9.7 million from the Treasury of which $2.9 million is in the form of a low-interest 10-year loan. Also, in connection with this additional installment, the Company issued to the Treasury warrants to purchase up to an additional 20,646 shares of the Company's common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020) with a fair value of $0.2 million. The remaining amount of $6.6 million is in the form of a grant and was recognized in special credits in the Company's condensed consolidated statement of operations. Pursuant to the warrant agreement with the Treasury, the Company registered the resale of the initial warrants and the 500,151 shares of common stock issuable upon exercise of such warrants on September 30, 2020, and registered the resale of the remaining warrants and shares of common stock issuable upon exercise of such warrants on October 8, 2020. Total warrants issued represent less than 1% of the outstanding shares of the Company's common stock as of September 30, 2020. Refer to Note 13, Debt and Other Obligations, for additional information on the notes issued and Note 14, Equity, for additional information on the warrants.

During the three and nine months ended September 30, 2020, the Company recognized $142.9 million and $266.8 million, respectively, of deferred salaries, wages and benefits within special credits on the Company’s condensed consolidated statements of operations. Refer to Note 6, Special Credits, for additional information.

In connection with the Company’s receipt of funds under the PSP, the Company is and continues to be subject to certain restrictions, including, but not limited to:

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

•Use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and

•The Company is subject to additional reporting and recordkeeping requirements relating to the CARES Act funds.

On April 29, 2020, the Company applied for additional funds under the Treasury's loan program under the CARES Act (“Loan Program”). On July 1, 2020, the Company executed a non-binding letter of intent with the Treasury which summarized the principal terms of the financing request submitted by the Company to the Treasury. In September 2020, the Company decided that it would not participate in the Treasury's loan program as it was able to secure other forms of financing described below.
The CARES Act also provides an employee retention credit (“CARES Employee Retention credit”) which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. The Company qualified for the credit beginning on April 1, 2020 and expects to continue to receive additional credits for qualified wages through December 31, 2020. During the three and nine months ended September 30, 2020, the Company recorded $7.8 million and $35.8 million, respectively, related to the CARES Employee Retention credit within special credits on the Company’s condensed consolidated statements of operations and within accounts receivable, net on the Company's condensed consolidated balance sheet. The Company expects to record an additional approximately $2 million in CARES Employee Retention credits in the remainder of 2020. Refer to Note 6, Special Credits, for additional information.

The CARES Act also provides for certain tax loss carrybacks and a waiver on federal fuel taxes through December 31, 2020. As of September 30, 2020, the Company had recognized $140.8 million in related tax loss carrybacks and $3.4 million in federal fuel tax savings reflected within aircraft fuel in the Company’s statements of operations. The Company expects to recognize an additional $3 million in savings related to the waiver on federal fuel taxes in the remainder of 2020.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide the Company with approximately $23 million of additional liquidity during the current year. As of September 30, 2020, the Company has deferred $17.6 million in social security tax payments. The deferred amounts are recorded as a liability within deferred gains and other long-term liabilities on the Company’s condensed consolidated balance sheet.

Income Taxes
The Company's effective tax rate for the nine months ended September 30, 2020 was 34.7% compared to 22.9% for the nine months ended September 30, 2019. The increase in tax rate, as compared to the prior year period, is primarily due to a $56.1 million discrete federal tax benefit recorded during the nine months ended September 30, 2020 related to the passage of the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. Excluding this discrete tax benefit, the Company's effective tax rate for the nine months ended September 30, 2020 would have been 21.2%. While the Company expects its tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the spread of COVID-19 in the U.S. in the first quarter of 2020, the Company has taken several actions to increase liquidity and strengthen its financial position. As a result of these actions, as of September 30, 2020, the Company had unrestricted cash and cash equivalents and short-term investment securities of $2,053.9 million.

In March 2020, the Company entered into a senior secured revolving credit facility (the "2022 revolving credit facility") for an initial commitment amount of $110.0 million, and subsequently, in the second quarter of 2020, increased its commitment amount to $180.0 million. As of September 30, 2020, the Company had fully drawn the available amount of $180.0 million under the 2022 revolving credit facility. The 2022 revolving credit facility matures on March 30, 2022. Refer to Note 13, Debt and Other Obligations, for additional information about the 2022 revolving credit facility.

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 (the “convertible notes”). The convertible notes will bear interest at the rate of 4.75% per year and will mature on May 15, 2025. Interest on the convertible notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. The Company received proceeds of $168.3 million, net of total issuance costs of $6.7 million and recorded $95.6 million in long-term debt and finance leases, net of debt issuance costs of $3.8 million on its condensed consolidated balance sheets, related to the debt component of the convertible notes, and $72.7 million in APIC, net of issuance costs of $2.9 million on its condensed consolidated balance sheets, related to the equity component of the convertible notes. Refer to Note 13, Debt and Other Obligations for additional information about the Company’s convertible debt.

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

In June 2020, the Company entered into an agreement to amend its revolving credit facility entered into in 2018 to finance aircraft pre-delivery payments. The agreement amends the revolving credit facility to extend the final maturity date from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million. This facility is secured by the collateral assignment of certain of the Company’s rights under the purchase agreement with Airbus. As of September 30, 2020, collateralized amounts were related to 19 Airbus A320neo aircraft scheduled to be delivered between October 2020 and October 2022. The maximum borrowing capacity of $95.1 million, as of September 30, 2020, decreased from $111.2 million due to the delivery of an aircraft during the third quarter of 2020 and will continue to decrease as the Company takes delivery of the related aircraft. The amendment provides approximately $54 million in additional liquidity through March 2021. Refer to Note 13, Debt and Other Obligations, for further information.

Also, in June 2020, the Company entered into an agreement to defer certain aircraft deliveries originally scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. During the nine months ended September 30, 2020, the Company took delivery of 10 aircraft under this agreement and the Company has 2 aircraft scheduled for delivery during the remainder of 2020. In addition, the Company has 16 aircraft scheduled for delivery in 2021. Refer to Note 11, Commitments and Contingencies, for further information about the Company’s future aircraft deliveries.

On July 22, 2020, the Company entered into an equity distribution agreement relating to the issuance and sale from time to time by the Company of up to 9,000,000 shares of the Company's common stock in sales deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). As of September 30, 2020, the Company had completed the sale of all 9,000,000 shares under its "at-the-market offering" program ("ATM program") and had received proceeds of $156.7 million, net of $5.0 million in related issuance costs. Refer to Note 14, Equity, for further information.

On September 17, 2020, the Company announced the completion of the private offering by Spirit IP Cayman Ltd., an indirect wholly-owned subsidiary of the Company and Spirit Loyalty Cayman Ltd., an indirect wholly-owned subsidiary of the Company of an aggregate of $850 million principal amount of 8.00% senior secured notes due 2025 (the “8.00% senior secured notes”). The 8.00% senior secured notes are guaranteed by the Company, Spirit Finance Cayman 1 Ltd. (“HoldCo 1”), a direct wholly owned subsidiary of the Company and Spirit Finance Cayman 2 Ltd., a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of the Company (“HoldCo 2”). The 8.00% senior secured notes will be secured by, among other things, a first priority lien on the core assets of the Company’s loyalty programs, comprised of cash proceeds from its Free Spirit co-branded credit card programs, its $9 Fare ClubTM program membership fees, and certain intellectual property required or necessary to operate the loyalty programs, as well as the Company’s brand intellectual property. Refer to Note 4, Revenue, for further information on the Company's loyalty programs. The 8.00% senior secured notes will mature on September 20, 2025. The 8.00% senior secured notes bear interest at a rate of 8.00% per annum, payable in quarterly installments on January 20, April 20, July 20 and October 20 of each year, beginning January 20, 2021. In the three months ended September 30, 2020, the Company received proceeds of $823.9 million, net of issuance costs of $17.4 million and original issue discount of $8.7 million, related to this private offering. Refer to Note 13, Debt and Other Obligations, for further information.

In addition, since the onset of the COVID-19 pandemic, the Company has taken additional action, including:

•Reduced planned discretionary non-aircraft capital spend in 2020 by approximately $65 million;
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
•Entered into agreements with lessors to temporarily defer aircraft rent payments;
•Continued to work with service providers to temporarily defer maintenance and service contract payments;
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

For purposes of assessing its liquidity needs, the Company estimates that demand will continue to improve slightly in the remainder of 2020, but remain well below 2019 levels, and continue to recover into 2021. The Company believes the actions described above address its future liquidity needs, yet anticipates it may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

Workforce Actions

In July 2020, the Company distributed a letter to employees, including approximately 2,500 U.S.-based union represented employees, regarding the possibility of a workforce reduction at their work location. Throughout the second and third quarters of 2020, the Company worked with unionized employees and the related unions to create voluntary leave programs for pilots, flight attendants and other unionized employee groups. The Company also created voluntary leave programs for certain non-unionized employee groups. In August 2020, the Company announced a voluntary separation program for non-unionized employees. Due to the high level of support and acceptance of the voluntary programs offered, the total number of Team Members involuntarily terminated as of October 1, 2020 was reduced by more than 95%. In the three months ended September 30, 2020, the Company recorded $2.4 million in expenses related to the voluntary and involuntary employee separations. These expenses were recorded within special credits on the Company’s condensed consolidated statement of operations. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on the Company’s condensed consolidated statement of operations. As the Company continues to monitor the impacts of the pandemic on its operations and financial condition, it will consider and evaluate the need for any additional workforce actions in future periods.

3. Recent Accounting Developments

Recently Adopted Accounting Pronouncements

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. For accounts receivables, aircraft maintenance deposits and security deposits (recorded within other long-term assets on the Company's condensed consolidated balance sheets) the Company is required to estimate lifetime expected credit losses. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. As such, the Company is required to recognize an allowance for credit losses for its short-term available-for-sale investment securities, with the exception of U.S. Treasury securities which do not require an allowance for credit losses. The Company adopted this standard effective January 1, 2020. In connection with the adoption of this standard, the Company recognized a cumulative effect adjustment, net of tax, of $1.6 million to retained earnings on the Company's condensed consolidated balance sheets with corresponding reserves against certain of our outstanding financial instruments. These amounts were not material to the Company's financial statements individually or in the aggregate.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

Convertible Instruments and Contracts

In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." This new standard simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments. It eliminates the treasury stock method for convertible instruments and requires application of the “if-converted” method for certain agreements. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning January 1, 2021, including interim periods. The Company is currently evaluating the impact of this new standard.

4. Revenue
    Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and nine months ended September 30, 2020 and September 30, 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Operating revenues:
Fare	$164,432	$493,376	$549,648	$1,425,417
Non-fare	228,312	479,977	727,463	1,380,431
Total passenger revenues	392,744	973,353	1,277,111	2,805,848
Other	9,178	18,615	34,421	54,872
Total operating revenues	$401,922	$991,968	$1,311,532	$2,860,720

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
DOT—Domestic	$382,630	$880,868	$1,217,102	$2,526,016
DOT—Latin America	19,292	111,100	94,430	334,704
Total	$401,922	$991,968	$1,311,532	$2,860,720
The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as the mileage credits are used for travel or expire unused.
As a result of the COVID-19 pandemic, the Company experienced significantly increased customer requests for credit shells, or customer travel funds held by the Company that can be redeemed for future travel, and refunds beginning in the second half of March 2020 and continuing through the third quarter of 2020 primarily due to flight cancellations and a change in the Company's flight cancellation and refund policy. The total value of refunds issued during the three and nine months ended September 30, 2020 were $29.8 million and $150.7 million, respectively.
The Company expects that the level of requests for credit shells and refunds in the upcoming months will continue to fluctuate and vary as the effects of COVID-19 continue to emerge. In addition, in response to COVID-19, the Company increased the expiration period on some of its credit shells from 60 days to 12 months and waived change and cancellation fees for the Guests who booked travel by October 31, 2020. As a result, the outstanding balance of the unused credit shells (which is recorded within ATL on the Company's condensed consolidated balance sheets), as of September 30, 2020, significantly exceeds the balance in the prior year period. As of September 30, 2020 and December 31, 2019, the Company had ATL balances of $429.9 million and $315.4 million, respectively. Substantially all of the Company's ATL, including the balance of credit shells, is expected to be recognized within 12 months of the respective balance sheet date. Refer to Note 2, Impact of COVID-19, for further information on COVID-19's impact to the Company.

For credit shells that the Company estimates are not likely to be used prior to expiration (“breakage”), the Company recognizes the associated value proportionally during the period over which the remaining credit shells may be used. Breakage estimates are based on the Company's historical information about customer behavior as well as assumptions about customers' future travel behavior. Assumptions used to generate breakage estimates can be impacted by several factors including, but not limited to, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and credit shell policies, and economic factors. Given the unprecedented amount of cancellations in the current year and the related increase in credit shells provided, the Company expects additional variability in the amount of breakage revenue recorded in future periods, as the estimates of the portion of those funds that will expire unused may differ from historical experience.

Loyalty Programs

The Company operates the $9 Fare ClubTM (the “$9 Fare ClubTM”), which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags, exclusive offers on hotels, rental cars and other travel necessities. The Company also operates the Free Spirit loyalty program (the “Free Spirit Program”), which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit Program members earn and accrue miles for taking our flights and services from non-air partners such as retail merchants, hotels or car rental companies or by making purchases with credit cards issued by partner banks and financial services providers. Miles earned and accrued by Free Spirit Program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel.

The Company expects to launch a more expansive Free Spirit Program and $9 Fare ClubTM in January 2021. Starting January 2021, the benefits of the $9 Fare ClubTM will be expanded to include discounts on seats, shortcut boarding and security, and "Flight Flex" flight modification product.
5. Loss on Disposal of Assets
During the nine months ended September 30, 2020, the Company had no loss on disposal of assets in the condensed consolidated statement of operations.

During the nine months ended September 30, 2019, the Company recorded $16.9 million in loss on disposal of assets in the condensed consolidated statement of operations. This loss on disposal of assets consisted of $11.6 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.3 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade the Company's enterprise accounting software which was subsequently suspended as the Company pursued an alternative solution. Refer to Note 12, Fair Value Measurements for information regarding the Company's held-for-sale assets. These losses were partially offset by a $0.1 million gain on the sale-leaseback transaction for one aircraft in the period. Refer to Note 10, Leases for information regarding the Company's accounting policy on sale-leaseback transactions.

6. Special Credits

During the three and nine months ended September 30, 2020, the Company recorded $142.9 million and $266.8 million, respectively, within special credits on the Company’s condensed consolidated statements of operations related to the grant component of the PSP with the Treasury. These funds were used exclusively to pay for salaries, wages and benefits for the Company's Team Members through September 30, 2020.

In addition, during the three and nine months ended September 30, 2020, the Company recorded $7.8 million and $35.8 million, respectively, related to the CARES Act Employee Retention credit within special credits on the Company’s condensed consolidated statements of operation. These special credits were partially offset by $2.4 million in special charges recorded in the third quarter of 2020 related to the Company's voluntary and involuntary employee separation programs. Refer to Note 2, Impact of COVID-19, for further information on the CARES Act and the Company 's workforce actions.

During the three and nine months ended September 30, 2019, the Company had no special credits in the condensed consolidated statement of operations.

14

7. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands, except per-share amounts)
Numerator
Net income (loss)	$(99,140)	$83,464	$(271,396)	$254,041
Denominator
Weighted-average shares outstanding, basic	92,731	68,442	80,330	68,421
Effect of dilutive stock awards	—	103	—	140
Adjusted weighted-average shares outstanding, diluted	92,731	68,545	80,330	68,561
Earnings (loss) per share
Basic earnings (loss) per common share	$(1.07)	$1.22	$(3.38)	$3.71
Diluted earnings (loss) per common share	$(1.07)	$1.22	$(3.38)	$3.71

Anti-dilutive weighted-average shares	3,711	136	1,748	141

8. Short-term Investment Securities

The Company's short-term investment securities are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. These securities are stated at fair value within current assets on the Company's condensed consolidated balance sheets. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the condensed consolidated statements of operations.

As of September 30, 2020 and December 31, 2019, the Company had $106.3 million and $105.3 million in short-term available-for-sale investment securities, respectively. During the nine months ended September 30, 2020, these investments earned interest income at a weighted-average fixed rate of approximately 1.3%. For the three and nine months ended September 30, 2020, an unrealized loss of $150 thousand and an unrealized loss of $27 thousand, net of deferred taxes of $44 thousand and $8 thousand, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and nine months ended September 30, 2019, an unrealized loss of $68 thousand and an unrealized gain of $161 thousand, respectively, net of deferred taxes of $20 thousand and $47 thousand, respectively, was recorded within AOCI related to these investment securities. For the three and nine months ended September 30, 2020, the Company had substantially no realized gains or losses related to these securities. For the three and nine months ended September 30, 2019, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of September 30, 2020 and December 31, 2019, $78 thousand and $104 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

9. Accrued Liabilities
Other current liabilities as of September 30, 2020 and December 31, 2019 consist of the following:

	September 30, 2020	December 31, 2019
	(in thousands)
Salaries, wages and benefits	$92,983	$89,163
Airport obligations	57,767	80,134
Aircraft and facility lease obligations	50,529	20,656
Federal excise and other passenger taxes and fees payable	33,851	65,312
Aircraft maintenance	24,434	38,099
Interest payable	23,276	16,941
Fuel	8,694	28,510
Other	35,116	34,706
Other current liabilities	$326,650	$373,521

10.Leases
The Company leases aircraft, engines, airport terminals, maintenance and training facilities, aircraft hangars, commercial real estate, and office and computer equipment, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leased square footage, enplaned passengers, and airports’ annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company's condensed consolidated balance sheets as a right-of-use asset and lease liability. Lease terms are generally 8 years to 18 years for aircraft and up to 99 years for other leased equipment and property.
As of September 30, 2020, the Company had a fleet consisting of 155 A320 family aircraft. As of September 30, 2020, the Company had 55 aircraft financed under operating leases with lease term expirations between 2022 and 2038. In addition, the Company owned 100 aircraft of which 29 were purchased off lease and were unencumbered as of September 30, 2020. As of September 30, 2020, the Company also had 8 spare engines financed under operating leases with lease term expiration dates ranging from 2023 to 2027 and owned 16 spare engines, all of which, as of September 30, 2020, were pledged as partial collateral under the Company's 2022 revolving credit facility.
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
Some of the Company’s aircraft and engine master lease agreements provide that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Maintenance reserve payments that are probable of being recovered when the Company performs qualifying maintenance are recorded in aircraft maintenance deposits on the Company's condensed consolidated balance sheets. Fixed maintenance reserve payments that are not probable of being recovered are considered lease payments and are included in the right-of-use asset and lease liability. Maintenance reserve payments that are based on a utilization measure and are not probable of being recovered are considered variable lease payments that are recognized when they are probable of being incurred and are not included in the right-of-use asset and lease liability.
Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of September 30, 2020, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
During the nine months ended September 30, 2020, the Company took delivery of seven aircraft under secured debt arrangements, purchased two previously leased aircraft and took delivery of three aircraft under operating leases. In addition, the Company also purchased two engines and returned one previously leased engine.
On December 31, 2019, the Company entered into an aircraft sale agreement to acquire two A319 aircraft previously operated by the Company under operating leases. The contract was deemed a lease modification, which resulted in a change of classification from operating leases to finance leases for the two aircraft. In January 2020, the purchase of the two aircraft was completed. These aircraft were recorded within flight equipment on the Company's condensed consolidated balance sheets as of September 30, 2020.
As of September 30, 2020, the Company's finance lease obligations primarily relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company intends to build a new headquarters campus. In connection with the lease agreement, the Company is expected to build a 200-unit residential building. The 8.5-acre parcel of land is capitalized within ground property and equipment on the Company's condensed consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's condensed consolidated balance sheets. Operating lease commitments related to this lease are included in the table below within property facility leases.

    The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of September 30, 2020. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
remainder of 2020	$190	$34,027	$1,124	$83	$35,424
2021 (1)	753	230,825	4,598	—	236,176
2022	725	206,199	4,309	—	211,233
2023	349	193,554	3,308	—	197,211
2024	98	171,492	2,772	—	174,362
2025 and thereafter	—	1,075,999	144,153	—	1,220,152
Total minimum lease payments	$2,115	$1,912,096	$160,264	$83	$2,074,558
Less amount representing interest	164	555,428	134,986	1	690,579
Present value of minimum lease payments	$1,951	$1,356,668	$25,278	$82	$1,383,979
Less current portion	666	127,533	3,178	82	131,459
Long-term portion	$1,285	$1,229,135	$22,100	$—	$1,252,520
(1) Includes $8.4 million of aircraft and spare engine rent payment deferrals due to COVID-19 which are recorded in other current liabilities within the Company's condensed consolidated balance sheets.
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $2.3 million for the remainder of 2020 and none for 2021 and beyond. During the second and third quarters of 2020, the Company entered into agreements to defer payments in 2020 related to facility rents and other airport service contracts at certain locations. Also during the second and third quarters of 2020, the Company entered into agreements to defer payments related to certain aircraft and engine leases from 2020 into 2021. The Company elected to apply the practical expedient issued by the Financial Accounting Standards Board in April 2020 which allows companies to treat a lease concession related to COVID-19 as though enforceable rights and obligations for the concessions existed regardless of whether those enforceable rights and obligations explicitly exist in the lease agreement. Amounts deferred as of September 30, 2020 are recorded in accrued rent within other current liabilities on the Company's condensed consolidated balance sheet.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Finance lease cost
Amortization of leased assets	$169	$135	$439	$863
Interest of lease liabilities	29	302	167	641
Operating lease cost
Operating lease cost (1)	51,122	39,590	149,345	137,943
Short-term lease cost (1)	7,181	4,218	20,779	11,176
Variable lease cost (1)	32,895	29,260	88,278	89,030
Total lease cost	$91,396	$73,505	$259,008	$239,653
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	September 30, 2020	September 30, 2019
Weighted-average remaining lease term
Operating leases	12.9 years	9.7 years
Finance leases	2.9 years	3.2 years
Weighted-average discount rate
Operating leases	6.07%	6.48%
Finance leases	5.55%	6.14%

11. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. During the fourth quarter of 2019, the Company entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. In June 2020, the Company entered into an agreement to defer certain aircraft deliveries scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. During the nine months ended September 30, 2020, the Company took delivery of 10 aircraft under this agreement. For additional information, please refer to Note 2, Impact of COVID-19. As of September 30, 2020, the Company's total firm aircraft orders consisted of 128 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 128 aircraft, the Company has 2 aircraft scheduled for delivery during the remainder of 2020 and 6 aircraft scheduled for delivery in 2021. In addition, as of September 30, 2020, the Company has financing agreements in place for 10 direct leases for A320neos with third-party lessors with deliveries scheduled in 2021.

The Company also has one spare engine order for a V2500 SelectTwo engine with International Aero Engines ("IAE") and two spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023. As of September 30, 2020, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $79.7 million for the remainder of 2020, $357.2 million in 2021, $606.3 million in 2022, $707.8 million in 2023, $1,073.0 million in 2024, and $3,763.4 million in 2025 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. In February 2020, the rate of this tariff was increased from 10% to 15%. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service the Company's Airbus fleet.
As of September 30, 2020, the Company has secured a sale-leaseback financing commitment for one aircraft and a debt financing commitment for one aircraft, both scheduled for delivery from Airbus in 2020. As of September 30, 2020, the Company did not have financing commitments in place for the remaining 126 Airbus aircraft on firm order through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. In addition, as of September 30, 2020, the Company has secured 10 direct leases for A320neos with third-party lessors, with deliveries expected in 2021.
As of September 30, 2020, principal and interest commitments related to the Company's future secured debt financing of the one undelivered aircraft are approximately zero for the remainder of 2020, $4.6 million in 2021, $3.5 million in 2022, $3.6 million in 2023, $3.9 million in 2024, and $33.4 million in 2025 and beyond. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately zero for the remainder of 2020, $18.5 million in 2021, $33.9 million in 2022, $33.9 million in 2023, $33.9 million in 2024, and $286.9 million in 2025 and beyond.
Interest commitments related to the secured debt financing of 71 delivered aircraft as of September 30, 2020 are $21.6 million for the remainder of 2020, $77.6 million in 2021, $70.7 million in 2022, $60.1 million in 2023, $48.9 million in 2024, and $135.3 million in 2025 and beyond. As of September 30, 2020, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing and unsecured term loans are $4.2 million for the remainder of 2020, $83.3 million in 2021, $77.0 million in 2022, $77.0 million in 2023, $77.0 million in 2024, and $74.4 million in 2025 and beyond. For principal commitments related to the Company's debt financing, refer to Note 13, Debt and Other Obligations.

The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of September 30, 2020: $5.6 million for the remainder of 2020, $17.1 million in 2021, $16.2 million in 2022, $14.4 million in 2023, $14.5 million in 2024, and $50.3 million in 2025 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of September 30, 2020 and December 31, 2019, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare ClubTM memberships as of September 30, 2020 and December 31, 2019, was $412.8 million and $342.3 million, respectively.
Employees
The Company has 5 union-represented employee groups that together represented approximately 82% of all employees as of September 30, 2020. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of September 30, 2020.

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

The Company's passenger service agents are represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of September 30, 2020, the Company continued to negotiate with the TWU.
The Company is self-insured for healthcare claims, up to a stop-loss amount for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $6.6 million and $5.2 million in health care claims as of September 30, 2020 and December 31, 2019, respectively.

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
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. The Company has assessed whether any impairment of its long-lived assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of September 30, 2020. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.
Long-Term Debt
The estimated fair value of the Company's secured notes, term loan debt agreements and revolving credit facilities have been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-publicly held EETC debt agreements and the Company's convertible notes has been determined to be Level 2 as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
    The carrying amounts and estimated fair values of the Company's long-term debt at September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020		December 31, 2019		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$841.4	$853.6	$—	$—	Level 3
Fixed-rate senior term loans	270.9	262.2	296.1	296.4	Level 3
Fixed-rate term loans	1,014.5	1,034.7	778.2	823.6	Level 3
Unsecured term loans	73.3	77.6	—	—	Level 3
2015-1 EETC Class A	333.6	299.4	348.6	372.2	Level 2
2015-1 EETC Class B	68.0	60.0	72.0	74.5	Level 2
2015-1 EETC Class C	92.4	76.0	98.1	100.5	Level 2
2017-1 EETC Class AA	214.4	202.6	228.4	237.0	Level 2
2017-1 EETC Class A	71.5	60.4	76.1	78.8	Level 2
2017-1 EETC Class B	60.6	48.2	70.6	72.0	Level 2
2017-1 EETC Class C	85.5	69.2	85.5	88.0	Level 2
Convertible debt	105.2	254.3	—	—	Level 2
Revolving credit facilities	275.1	275.1	160.0	160.0	Level 3
Total long-term debt	$3,506.4	$3,573.3	$2,213.6	$2,303.0

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2020 and December 31, 2019 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of September 30, 2020, the Company had a $30.0 million standby letter of credit secured by restricted cash, of which $23.1 million had been drawn upon for issued letters of credit. In addition, the Company had $24.8 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.
Short-term Investment Securities

Short-term investment securities at September 30, 2020 and December 31, 2019 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 8, Short-term Investment Securities.

Assets Held for Sale

The Company's assets held for sale consist of rotable aircraft parts. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to prepaid expenses and other current assets on the Company's condensed consolidated balance sheets and discontinues depreciation. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for the Company's held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources. As of September 30, 2020 and December 31, 2019, the Company had $2.3 million in assets held for sale recorded within prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. The balance of the Company's held-for-sale assets remained the same during the nine months ended September 30, 2020, as the Company had no purchases, sales nor realized and unrealized losses or gains related to these assets during this period.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,947.6	$1,947.6	$—	$—
Restricted cash	54.8	54.8	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$2,111.0	$2,108.7	$—	$2.3

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$979.0	$979.0	$—	$—
Short-term investment securities	105.3	105.3	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,086.6	$1,084.3	$—	$2.3

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2020 and the year ended December 31, 2019.

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

13. Debt and Other Obligations

As of September 30, 2020, the Company had outstanding public and non-public debt instruments. During the nine months ended September 30, 2020, the Company incurred debt through fixed-rate secured and unsecured term loans, secured a new revolving credit facility and issued convertible notes and secured notes described below.

Fixed-rate secured term loans

The Company entered into facility agreements which, as of September 30, 2020, provided $291.0 million for seven Airbus A320 aircraft delivered during the nine months ended September 30, 2020. The loans extended under these facility agreements are secured by a first-priority security interest on the individual aircraft. These loans have a term life of 11 to 12 years and amortize on a mortgage-style basis, which requires quarterly principal and interest payments.

Fixed-rate unsecured term loans

Pursuant to the Company's PSP agreement with the Treasury, the Company received a total of $334.7 million through July 31, 2020, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2020. Of that amount, $70.4 million is in the form of a low-interest 10-year unsecured term loan. In September 2020, the Company was notified by the Treasury of additional funds available under the PSP agreement. The Company received the additional installment of $9.7 million of which $2.9 million is in the form of a low-interest 10-year unsecured term loan. Interest on these loans is payable semi-annually at a rate of 1.0% in years 1 through 5 and a rate of the Secured Overnight Financing Rate plus 2.0% in years 6 through 10. The notes are prepayable at any time, without penalty, at the Company’s option and have principal due at maturity in 2030.

The Company has concluded that no terms exist within the contract that would require a short-term classification of the debt instrument within the Company’s condensed consolidated balance sheet at the inception of the loan. Therefore, the debt has been recorded at face value and classified within long-term debt and finance leases in the Company’s condensed consolidated balance sheets. As of September 30, 2020, the Company had recorded $73.3 million in long-term debt on its condensed consolidated balance sheets, related to the PSP.

Revolving credit facility due in 2022

On March 30, 2020, the Company entered into the 2022 revolving credit facility for $110.0 million, with an option to increase the overall commitment amount up to $350 million with the consent of any participating lenders and subject to borrowing base availability. In the second quarter of 2020, the commitment was increased to $180.0 million. As of September 30, 2020, the Company had fully drawn the $180.0 million available. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets. The final maturity of the facility is March 30, 2022.

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

The 2022 revolving credit facility requires the Company to maintain (i) so long as any loans or letters of credit are outstanding under the 2022 revolving credit facility, unrestricted cash, cash equivalents, short-term investment securities and unused commitments available under all revolving credit facilities (including the 2022 revolving credit facility) aggregating not less than $400 million, of which no more than $200 million may be derived from unused commitments under the 2022 revolving credit facility, (ii) a minimum ratio of the borrowing base of the collateral described above (determined as the sum of a specified percentage of the appraised value of each type of such collateral) to outstanding obligations under the 2022 revolving credit facility of not less than 1.0 to 1.0 (if the Company does not meet the minimum collateral coverage ratio, it must either provide additional collateral to secure its obligations under the 2022 revolving credit facility or repay the loans under the 2022 revolving credit facility by an amount necessary to maintain compliance with the collateral coverage ratio), and (iii) at any time following the date that is one month after the effective date of the 2022 revolving credit facility, the pledged take-off and landing rights of the Company at LaGuardia Airport and a specified number of spare engines in the collateral described above so long as any loans or letters of credit are outstanding under the 2022 revolving credit facility.

Revolving credit facility due in 2021

During the fourth quarter of 2018, the Company entered into a revolving credit facility for up to $160.0 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus, related to 43 Airbus A320neo aircraft scheduled to be delivered between August 2019 and December 2021.

In June 2020, the Company entered into an agreement to amend the revolving credit facility originally maturing in December 2020. The agreement amends the revolving credit facility to extend the final maturity date from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million. This facility is secured by the collateral assignment of certain of the Company’s rights under the purchase agreement with Airbus. As of September 30, 2020, collateralized amounts were related to 19 Airbus A320neo aircraft scheduled to be delivered between October 2020 and October 2022. The maximum borrowing capacity of

$95.1 million, as of September 30, 2020, decreased from $111.2 million due to the delivery of an aircraft during the third quarter of 2020 and will decrease as the Company takes delivery of the related aircraft.

As of September 30, 2020, the Company had drawn $95.1 million on the facility, which is included in current maturities of long-term debt and finance leases on the Company's condensed consolidated balance sheets. As of December 31, 2019, the Company had drawn $160.0 million on the facility. The revolving credit facility bears variable interest based on LIBOR.

Convertible debt

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025. The convertible notes bear interest at the rate of 4.75% per year and will mature on May 15, 2025. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020.

To allocate the proceeds of the convertible notes, the Company first determined the fair value of the debt component of the convertible notes based on a similar liability with no conversion feature and utilized a discounted cash flow method whereby the contractual cash flows have been discounted at a risk-adjusted yield reflective of both the time value of money and the credit risk inherent in the convertible notes, as well as certain observable inputs. The Company allocated the remaining proceeds of the convertible notes to the equity component within APIC. The Company will accrete the resulting discount on the debt component through interest expense, using the effective interest method, over the 5-year life of the instrument. The Company received proceeds of $168.3 million as a result of the offering, net of total issuance costs of $6.7 million. The Company recorded $95.6 million in long-term debt and finance leases, net of debt issuance costs of $3.8 million, on its condensed consolidated balance sheets, related to the debt component of the convertible notes, and $72.7 million in APIC, net of issuance costs of $2.9 million, on its condensed consolidated balance sheets, related to the equity component of the convertible notes. As of September 30, 2020, the if-converted value exceeds the principal amount of the convertible notes by $61.3 million and $53.1 million, using the average stock price for the three and nine months ended September 30, 2020, respectively.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2020, the Company has $105.2 million recorded within current maturities of long-term debt and finance leases on its condensed consolidated balance sheets related to its convertible debt.

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

8.00% Senior Secured Notes due 2025

On September 17, 2020, the Company completed the private offering by Spirit IP Cayman Ltd., an indirect wholly-owned subsidiary of the Company (the “Brand Issuer”), and Spirit Loyalty Cayman Ltd., an indirect wholly-owned subsidiary of the Company (the “Loyalty Issuer” and, together with the Brand Issuer, the “Issuers”) of an aggregate of $850 million principal amount of 8.00% senior secured notes due 2025. The 8.00% senior secured notes are guaranteed by the Company, HoldCo 1, a direct wholly owned subsidiary of the Company and HoldCo 2, a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of the Company. HoldCo 1 and HoldCo 2 are referred to together as the "Cayman Guarantors." The 8.00% senior secured notes will be secured by, among other things, a first priority lien on the core assets of the Company’s loyalty programs (comprised of cash proceeds from its Free Spirit co-branded credit card programs, cash proceeds from its $9 Fare ClubTM program membership fees, and certain intellectual property required or necessary to operate the loyalty programs) as well as the Company’s brand intellectual property. Refer to Note 4, Revenue, for further information on the Company's loyalty programs.

The 8.00% senior secured notes will mature on September 20, 2025. The 8.00% senior secured notes bear interest at a rate of 8.00% per annum, payable in quarterly installments on January 20, April 20, July 20 and October 20 of each year, beginning January 20, 2021. In the three months ended September 30, 2020, the Company received proceeds of $823.9 million, net of issuance costs of $17.4 million and original issue discount of $8.7 million, related to this private offering.

The 8.00% senior secured notes will be secured on a senior basis by first-priority security interests in substantially all of the assets of the Issuers, other than excluded property and subject to certain permitted liens. The note guarantee of the Company will be secured by (i) a first-priority security interest in 100% of the equity interests in HoldCo 1, with certain exceptions, and (ii) certain other collateral owned by the Company, including, to the extent permitted by such agreements or otherwise by operation of law, any of the Company’s rights under the Free Spirit Agreements and the IP Agreements (each of which are defined in the indenture governing the 8.00% senior secured notes). The note guarantees of the Cayman Guarantors will be secured by first-priority security interests in substantially all of the assets of the Cayman Guarantors, other than excluded property and subject to certain permitted liens, including pledges of the equity of their respective subsidiaries.

The Issuers, at their option, may redeem some or all of the 8.00% senior secured notes on or after September 20, 2023 at pre-determined redemption prices set forth in the indenture governing the 8.00% senior secured notes. Prior to September 20, 2023, the Issuers may redeem some or all of the 8.00% senior secured notes at a redemption price equal to 100% of the principal amount of the 8.00% senior secured notes, plus a “make-whole” premium set forth in the indenture governing the 8.00% senior secured notes. Upon the occurrence of certain mandatory prepayment events and mandatory repurchase offer events, the Issuers will be required to make a prepayment on the 8.00% senior secured notes, or offer to repurchase them, pro rata to the extent of any net cash proceeds received in connection with such events, at a price equal to 100% of the principal amount to be prepaid, plus, in some cases, an applicable premium. In addition, upon a change of control of the Company, the Issuers may be required to make an offer to prepay the 8.00% senior secured notes at a price equal to 101% of the respective principal amounts thereof, plus accrued and unpaid interest, if any, to, but not including, the purchase date.

The indenture governing the 8.00% senior secured notes contains certain covenants that limit the ability of the Issuers, the Cayman Guarantors and, in certain circumstances, the Company to, among other things: (i) make restricted payments; (ii) incur certain additional indebtedness, including with respect to sales of pre-paid miles in excess of $25.0 million during any fiscal year; (iii) create or incur certain liens on the collateral securing the 8.00% senior secured notes and the guarantees; (iv) merge, consolidate or sell assets; (v) engage in certain business activities; (vi) sell, transfer or otherwise convey the collateral securing the 8.00% senior secured notes and the guarantees; (vii) exit from, terminate or substantially reduce the Free Spirit Program business or modify the terms of the Free Spirit Program, except in certain circumstances; and (viii) terminate, amend, waive, supplement or modify any IP Agreement, except under certain circumstances.

The Indenture also requires the Issuers and, in certain circumstances, the Company, to comply with certain affirmative covenants, including depositing the Transaction Revenues (as defined in the indenture governing the 8.00% senior secured notes) in collection accounts, with amounts to be distributed for the payment of fees, principal and interest on the 8.00% senior secured notes pursuant to a payment waterfall described in the indenture, and certain financial reporting requirements. In addition, the Company is required to maintain minimum liquidity at the end of any business day of at least $400 million.

Each of the Free Spirit Program and the $9 Fare ClubTM is expected to continue to operate as it has in the past.

Long-term debt is comprised of the following:

	As of		As of
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due in 2025	$841.4	$—	8.00%	N/A
Fixed-rate senior term loans due through 2027	270.9	296.1	3.55%	4.02%
Fixed-rate loans due through 2032	1,014.5	778.2	3.34%	3.70%
Unsecured term loans due in 2030	73.3	—	1.00%	N/A
Fixed-rate class A 2015-1 EETC due through 2028	333.6	348.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	68.0	72.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	92.4	98.1	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	214.4	228.4	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	71.5	76.1	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	60.6	70.6	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible debt due in 2025	105.2	—	4.75%	N/A
Revolving credit facility due in 2021	95.1	160.0	1.56%	3.12%
Revolving credit facility due in 2022	180.0	—	2.15%	N/A
Long-term debt	3,506.4	2,213.6
Less current maturities	372.8	214.0
Less unamortized discounts, net	60.0	40.4
Total	$3,073.6	$1,959.2

During the three and nine months ended September 30, 2020, the Company made scheduled principal payments of $58.6 million and $208.0 million, respectively, on its outstanding debt obligations. During the three and nine months ended and September 30, 2019, the Company made scheduled principal payments of $40.1 million and $125.9 million, respectively, on its outstanding debt obligations.
At September 30, 2020, long-term debt principal payments for the next five years and thereafter are as follows:

September 30, 2020
(in millions)
remainder of 2020	$49.7
2021	284.4
2022	368.1
2023	332.8
2024	218.0
2025 and beyond	2,331.8
Total debt principal payments	$3,584.8

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
8.00% senior secured notes (1)	$2,518	$—	$2,518	$—
Fixed-rate senior term loans	2,545	3,809	7,959	11,632
Fixed-rate junior term loans	—	454	—	1,467
Fixed-rate term loans	8,516	6,517	24,339	19,151
Unsecured term loans	169	—	226	—
Class A 2015-1 EETC	3,438	3,747	10,390	11,294
Class B 2015-1 EETC	760	850	2,308	2,570
Class C 2015-1 EETC	1,138	1,279	3,485	3,894
Class AA 2017-1 EETC	1,849	1,973	5,604	5,959
Class A 2017-1 EETC	666	711	2,020	2,148
Class B 2017-1 EETC	603	708	1,870	2,199
Class C 2017-1 EETC	1,104	1,104	3,288	3,275
Convertible debt (2)	5,883	—	9,021	—
Revolving credit facilities	1,403	1,493	4,017	4,466
Amortization of deferred financing costs	2,704	2,175	7,336	6,544
Commitment and other fees	110	281	555	400
Finance leases	29	37	169	376
Total	$33,435	$25,138	$85,105	$75,375

(1) Includes $0.1 million of accretion and $2.5 million of interest expense for the three and nine months ended September 30, 2020.
(2) Includes $3.8 million and $5.8 million of accretion for the three and nine months ended September 30, 2020, respectively, and includes $2.1 million and $3.2 million of interest expense for the three and nine months ended September 30, 2020, respectively.
14. Equity
Common Stock Offering

On May 12, 2020, the Company completed the public offering of 20,125,000 shares of its voting common stock, which includes full exercise of the underwriters’ option to purchase an additional 2,625,000 shares of common stock, at a public offering price of $10.00 per share (the “Common Stock Offering”). In connection with the common stock offering, the Company received proceeds of $192.4 million, net of $8.9 million in related issuance costs. The Company recorded $20.2 thousand of common stock at par and the excess proceeds within APIC.

At-the-Market Offering Program

On July 22, 2020, the Company entered into an equity distribution agreement relating to the issuance and sale from time to time by the Company of up to 9,000,000 shares of the Company's common stock in sales deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act. As of September 30, 2020, the Company had completed the sale of all 9,000,000 shares under its ATM program and had received proceeds of $156.7 million, net of $5.0 million in related issuance costs. The Company recorded $900 of common stock at par and the excess proceeds, net of related issuance costs, within APIC on the Company's condensed consolidated balance sheets.

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

Warrants

In connection with the Company's participation in the PSP agreement with the Treasury, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of the Company's common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020). The warrant agreement sets out the Company’s obligations to issue warrants in connection with disbursements under the PSP and to file a resale shelf registration statement for the warrants and the underlying shares of common stock; prospectus supplements for which were filed on September 30, 2020 and October 8, 2020. The Company has also granted the Treasury certain demand and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants include adjustments for below market issuances, payment of dividends and other customary anti-dilution provisions. The warrants are transferable and have no voting rights. The warrants expire in five years from the date of issuance and at the Company's option, may be settled on a "net cash" or "net shares" basis. Refer to Note 2, Impact of COVID-19, for further information on the PSP agreement with Treasury. The 520,797 warrants issued in connection with the PSP agreement represent less than 1% of the outstanding shares of the Company's common stock as of September 30, 2020.

The Company concluded that the PSP warrants agreement is a derivative contract classified within equity, at fair value upon issuance, within the Company’s condensed consolidated balance sheet. Equity-classified contracts are initially measured at fair value and subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity. As of September 30, 2020, the Company had recorded $3.9 million, net of issuance costs, in APIC related to the fair value of the warrants issued.

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

Subsidiaries

In August 2020, Spirit formed several new subsidiaries; Spirit Finance Cayman 1 Ltd. (“Holdco 1”), Spirit Finance Cayman 2 Ltd. (“HoldCo 2), Spirit IP Cayman Ltd. (“Spirit IP”) and Spirit Loyalty Cayman Ltd. (“Spirit Loyalty”). Each are Cayman Islands exempted companies incorporated with limited liability. Spirit IP and Spirit Loyalty are wholly-owned subsidiaries of HoldCo 2 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes (as defined herein)). HoldCo 1 and HoldCo 2 are special purpose holding companies. HoldCo 2 is a wholly-owned direct subsidiary of HoldCo 1 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes). HoldCo 1 is a wholly-owned subsidiary of Spirit (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes).

Loyalty Programs

We operate the $9 Fare ClubTM (the “$9 Fare ClubTM”), which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags, exclusive offers on hotels, rental cars and other travel necessities. We also operate the Free Spirit loyalty program (the “Free Spirit Program”), which attracts members and partners and builds customer loyalty for us by offering a variety of awards, benefits and services. Free Spirit Program members earn and accrue miles for taking our flights and services from non-air partners such as retail merchants, hotels or car rental companies or by making purchases with credit cards issued by partner banks and financial services providers. Miles earned and accrued by Free Spirit Program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel.

We expect to launch a more expansive Free Spirit Program and $9 Fare ClubTM in January 2021. Starting January 2021, the benefits of the $9 Fare ClubTM will be expanded to include discounts on seats, shortcut boarding and security, and "Flight Flex" flight modification product.

Contribution Transactions

In connection with the consummation of the private offering of the 8.00% senior secured notes, Spirit, HoldCo 1, HoldCo 2 and Spirit IP or Spirit Loyalty, as applicable, transferred to (a) Spirit Loyalty (i) Spirit’s, HoldCo 1’s and HoldCo 2’s rights to the intellectual property and data that we own (or purport to own) and which is required or necessary to operate, or used, generated or produced as part of, the Free Spirit Program and $9 Fare ClubTM (such assets, with certain exclusions, the “Transferred Loyalty Program IP”), (ii) all of Spirit’s, HoldCo 1’s and HoldCo 2’s payment rights under any co-branding, partnering or similar agreements related to or entered into in connection with the Free Spirit Program, with certain exclusions (each a “Free Spirit Agreement”) (but not any of its obligations thereunder), including its rights to receive payment under or with respect to the Free Spirit Agreements and all payments due and to become due thereunder, (iii) membership fees from members of the $9 Fare ClubTM and (iv) all rights to establish, create, organize, initiate, participate, operate, assist, benefit from, promote or otherwise be involved in or associated with, in any capacity, the Free Spirit Program, the $9 Fare ClubTM or any other customer loyalty miles program or any similar customer loyalty program, other than in connection with any permitted loyalty programs (clauses (i) through (iv) collectively, the “Transferred Loyalty Program Assets”) and (b) Spirit IP, Spirit’s, HoldCo 1’s and HoldCo 2’s rights to the intellectual property, including trademarks and domain names of Spirit or including “Spirit” (collectively, with certain exceptions, the “Transferred Brand Assets” and, together with the Transferred Loyalty Program Assets, the “Transferred Spirit Assets”). For further discussion on our 8.00% senior secured notes private offering, refer to "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations."

Additionally, Spirit Loyalty and Spirit IP entered into agreements with each of HoldCo 2 and Spirit to grant each of them exclusive, worldwide, perpetual and royalty-bearing licenses for the use of the Transferred Loyalty Program IP and the Transferred Brand Assets, and Spirit IP entered into an agreement with Spirit Loyalty to grant to Spirit Loyalty an exclusive, worldwide, perpetual and royalty-bearing license for the use of the Transferred Brand Assets, effective solely upon the termination of certain management agreements. Spirit also entered into management agreements with Spirit IP, Spirit Loyalty and HoldCo 2 to perform certain management services for Spirit IP and Spirit Loyalty, including as it relates to certain contributed intellectual property.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and nine month periods ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Percent Change
	2020	2019
Operating Statistics (unaudited) (A):
Average aircraft	154.5	135.1	14.4%
Aircraft at end of period	155	136	14.0%
Average daily aircraft utilization (hours)	6.9	12.5	(44.8)%
Average stage length (miles)	1,037	979	5.9%
Block hours	98,667	155,167	(36.4)%
Departures	37,120	59,314	(37.4)%
Passenger flight segments (PFSs) (thousands)	4,623	9,004	(48.7)%
Revenue passenger miles (RPMs) (thousands)	4,879,334	9,057,574	(46.1)%
Available seat miles (ASMs) (thousands)	7,164,634	10,686,246	(33.0)%
Load factor (%)	68.1%	84.8%	(16.7) pts
Fare revenue per passenger flight segment ($)	35.57	54.80	(35.1)%
Non-ticket revenue per passenger flight segment ($)	51.37	55.37	(7.2)%
Total revenue per passenger flight segment ($)	86.94	110.17	(21.1)%
Average yield (cents)	8.24	10.95	(24.7)%
TRASM (cents)	5.61	9.28	(39.5)%
CASM (cents)	7.00	8.12	(13.8)%
Adjusted CASM (cents)	9.07	8.03	13.0%
Adjusted CASM ex-fuel (cents)	7.75	5.66	36.9%
Fuel gallons consumed (thousands)	74,222	122,072	(39.2)%
Average economic fuel cost per gallon ($)	1.27	2.08	(38.9)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Nine Months Ended September 30,		Percent Change
	2020	2019
Operating Statistics (unaudited) (A):
Average aircraft	151.6	135.0	12.3%
Aircraft at end of period	155	136	14.0%
Average daily aircraft utilization (hours)	6.8	12.4	(45.2)%
Average stage length (miles)	1,020	1,003	1.7%
Block hours	283,937	455,778	(37.7)%
Departures	106,048	170,006	(37.6)%
Passenger flight segments (PFSs) (thousands)	13,176	25,777	(48.9)%
Revenue passenger miles (RPMs) (thousands)	13,723,197	26,348,093	(47.9)%
Available seat miles (ASMs) (thousands)	19,888,442	31,291,168	(36.4)%
Load factor (%)	69.0%	84.2%	(15.2) pts
Fare revenue per passenger flight segment ($)	41.72	55.30	(24.6)%
Non-ticket revenue per passenger flight segment ($)	57.82	55.68	3.8%
Total revenue per passenger flight segment ($)	99.54	110.98	(10.3)%
Average yield (cents)	9.56	10.86	(12.0)%
TRASM (cents)	6.59	9.14	(27.9)%
CASM (cents)	8.34	7.94	5.0%
Adjusted CASM (cents)	9.85	7.90	24.7%
Adjusted CASM ex-fuel (cents)	8.21	5.51	49.0%
Fuel gallons consumed (thousands)	211,164	354,347	(40.4)%
Average economic fuel cost per gallon ($)	1.55	2.11	(26.5)%

    (A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
We experienced healthy passenger booking and revenue trends for the first two months of 2020 and year-over-year increases that were in line with our expectations. However, as a result of the COVID-19 pandemic, we experienced sharp declines in passenger demand and bookings beginning in March 2020, which continued through the third quarter of 2020, and had unprecedented levels of cancellations and capacity reductions. As a result, our operations for the third quarter of 2020 were adversely affected by this reduction in air travel demand.
With the sudden and significant reduction in air travel demand resulting from the COVID-19 pandemic, our load factor significantly decreased beginning in the latter part of March 2020 and remained as such through the majority of the second and third quarters of 2020. Load factor for the third quarter of 2020 was 68.1% as compared to 84.8% for the same period in the prior year. We continued to experience weak passenger demand and bookings in the third quarter driving a decrease in operating revenues of 59.5%, year over year, and a decrease in capacity of 33.0%, year over year. As the COVID-19 pandemic evolves, our financial and operational outlook remains subject to change. We continue to monitor the impact of the pandemic on our operations and financial condition, and to implement mitigation strategies while working to preserve our cash and protect our long-term sustainability.

We have implemented measures for the safety of our Guests and Team Members as well as to mitigate the impact of COVID-19 on our financial position and operations.

Caring for Guests and Team Members

Our Operations and Task Force teams remain in constant contact with authorities, continuing to evolve its response to ensure the safety of Guests and Team Members. In addition to previously existing procedures including utilization of hospital-grade disinfectants and state-of-the-art HEPA filters that capture 99.97% of airborne particles on board the aircraft, we have implemented and continued the following steps to protect its Guests and Team Members:

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
•Expanded aircraft turn and overnight cleaning protocols focusing on high frequency touch points as well as enhanced cockpit cleaning and the use of ultra-low volume ("ULV") fogging process to apply a safe, high-grade EPA-registered airborne disinfectant that is effective against coronaviruses;
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
•Automated the Team Member screening process upon entry to all Company-operated facilities by installing an automatic temperature scanner which is activated and monitored 24 hours a day;
•Required all Guests and Guest-facing Team Members to wear an appropriate face covering when traveling through the airport or onboard aircraft;
•Offered future flight credits with extended expiration dates to Guests with impacted travel plans and waived change and cancellation fees for Guests who booked travel by October 31, 2020.

Supporting Communities

During this unprecedented time, many travelers became stranded abroad when bans and other restrictions on travel were implemented globally and domestically with little notice. We have worked with embassies and local governments in Aruba, Colombia, Dominican Republic, Ecuador, Haiti, Honduras, Panama and the U.S. to operate special flights for stranded travelers in such countries. Thus far, we have provided over 260 flights to more than 30,000 stranded travelers and preparations continue to transport many more. In addition, we have pledged $250 thousand in vouchers for flights to minority organizations.

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

Capacity Reductions

In March 2020, in response to government restrictions on travel and drastically reduced consumer demand, we began to reduce capacity. We reduced capacity for April 2020 and May 2020 by 76.2% and 93.9%, respectively, year over year. We had initially expected to reduce June 2020 capacity by approximately 95%, year over year. However, due to an increase in demand for air travel, we added some flights back to the June schedule, building throughout the month, resulting in an average capacity reduction of 79.0%, year over year. Capacity in July, August and September of 2020 was reduced by 17.5%, 36.4% and 47.1% respectively, year over year. In October 2020, capacity has been reduced by approximately 36%, year over year. In the holiday months of November and December, with modestly improved bookings and demand, we expect to reduce capacity, year over year, by approximately 20%. We continue to closely monitor demand and will make adjustments to the flight schedule as appropriate. We currently estimate that air travel demand will continue to be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue. Overall, we expect that air travel demand will continue to gradually recover in the remainder of 2020 through 2021. However, the situation continues to be fluid and actual capacity adjustments may be different than what we currently expect. Refer to "Notes to Condensed Consolidated Financial Statements—4. Revenue," for discussion of the impact of COVID-19 on our air traffic liability, credit shells and refunds.

CARES Act

On March 27, 2020, President Donald Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act was a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee salaries, wages and benefits and up to $25 billion in secured loans.

On April 20, 2020, we entered into a Payroll Support Program ("PSP") Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which we received a total of $334.7 million through July 31, 2020, used exclusively to pay for salaries, wages and benefits for our Team Members through September 30, 2020. Of that amount, $70.4 million is in the form of a low-interest 10-year loan. In addition, in connection with our participation in the PSP, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 500,151 shares of our common stock at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020) with a fair value of $3.7 million. The remaining amount of $260.6 million is in the form of a grant and was recognized in special credits on our condensed consolidated statement of operations.

In September 2020, we were notified by the Treasury of additional funds available under the PSP portion of the CARES Act. We received an additional installment of $9.7 million from the Treasury of which $2.9 million is in the form of a low-interest 10-year loan. Also, in connection with this additional installment, we issued to the Treasury warrants to purchase up to an additional 20,646 shares of the Company's common stock at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020) with a fair value of $0.2 million. The remaining amount of $6.6 million is in the form of a grant and was recognized in special credits on our condensed consolidated statement of operations. Pursuant to the warrant agreement with the Treasury, we registered the resale of the initial warrants and the 500,151 shares of common stock issuable upon exercise of such warrants on September 30, 2020, and registered the resale of the remaining warrants and shares of common stock issuable upon exercise of such warrants on October 8, 2020. Total warrants issued represent less than 1% of the outstanding shares of our common stock as of September 30, 2020. For additional information on the notes issued, please refer to "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations." For additional information on the warrants issued, please refer to "Notes to Condensed Consolidated Financial Statements—14. Equity."

During the three and nine months ended September 30, 2020, we recognized $142.9 million and $266.8 million, respectively, of the deferred salaries, wages and benefits within special credits on our condensed consolidated statements of operations. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—6. Special Credits."

In connection with our receipt of funds under the PSP, we are and continue to be subject to certain restrictions, including, but not limited to:

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

•Use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and

•We are subject to additional reporting and recordkeeping requirements relating to the CARES Act funds.

On April 29, 2020, we applied for additional funds under the Treasury's loan program under the CARES Act (“Loan Program”). On July 1, 2020, we executed a non-binding letter of intent with the Treasury which summarized the principal terms of the financing request submitted to the Treasury. In September 2020, we decided that we would not participate in the Treasury's loan program as we were able to secure other forms of financing described below.

The CARES Act also provides an employee retention credit (“CARES Employee Retention credit”) which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. We qualified for the credit beginning on April 1, 2020 and expect to continue to receive additional credits for qualified wages through December 31, 2020. During the three and nine months ended September 30, 2020, we recorded $7.8 million and $35.8 million, respectively, related to the CARES Employee Retention credit within special credits on our condensed consolidated statements of operations and within accounts receivable, net on our condensed consolidated balance sheet. We expect to record an additional approximately $2 million in CARES Employee Retention credits in the remainder of 2020. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—6. Special Credits."

The CARES Act also provides for certain tax loss carrybacks and a waiver on federal fuel taxes through December 31, 2020. As of September 30, 2020, we had recognized $140.8 million in related tax loss carrybacks and $3.4 million in federal fuel tax savings reflected within aircraft fuel in the Company’s statements of operations. We expect to recognize an additional $3 million in savings related to the waiver on federal fuel taxes in the remainder of 2020.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. This is expected to provide us with approximately $23 million of additional liquidity during the current year. As of September 30, 2020, we had deferred $17.6 million in social security tax payments. The deferred amounts are recorded as a liability within deferred gains and other long-term liabilities on our condensed consolidated balance sheet.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the spread of COVID-19 in the U.S. in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. As a result of these actions, as of September 30, 2020, we had unrestricted cash and cash equivalents and short-term investment securities of $2,053.9 million.

In March 2020, we entered into a senior secured revolving credit facility (the "2022 revolving credit facility") for an initial commitment amount of $110.0 million, and subsequently, in the second quarter of 2020, increased the commitment amount to $180.0 million. As of September 30, 2020, we had fully drawn the available amount of $180.0 million under the 2022 revolving credit facility. The 2022 revolving credit facility matures on March 30, 2022. Refer to "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations," for additional information about the 2022 revolving credit facility.

On May 12, 2020, we completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 (the “convertible notes”). The convertible notes will bear interest at the rate of 4.75% per year and will mature on May 15, 2025. Interest on the convertible notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. We received proceeds of $168.3 million, net of total issuance costs of $6.7 million and recorded $95.6 million in long-term debt and finance leases, net of debt issuance costs of $3.8 million on our condensed consolidated balance sheets, related to the debt component of the convertible notes, and $72.7 million in APIC, net of issuance costs of $2.9 million on our condensed consolidated balance sheets, related to the equity component of the convertible notes. For additional information on our convertible debt, refer to "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations."

Also on May 12, 2020, we completed the public offering of 20,125,000 shares of our voting common stock, which includes full exercise of the underwriters’ option to purchase an additional 2,625,000 shares of common stock, at a public offering price of $10.00 per share (the “common stock offering”). We received proceeds of $192.4 million, net of issuance costs of $8.9 million. For additional information about our common stock offering, refer to "Notes to Condensed Consolidated Financial Statements—14. Equity."

In June 2020, we entered into an agreement to amend our revolving credit facility entered into in 2018 to finance aircraft pre-delivery payments. The agreement amends the revolving credit facility to extend the final maturity date from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million. This facility is secured by the collateral assignment of certain of our rights under the purchase agreement with Airbus. As of September 30, 2020, collateralized amounts were related to 19 Airbus A320neo aircraft scheduled to be delivered between October 2020 and October 2022. The maximum borrowing capacity of $95.1 million, as of September 30, 2020, decreased from $111.2 million due to the delivery of an aircraft during the third quarter of 2020 and will continue to decrease as we take delivery of the related aircraft. The amendment provides approximately $54 million in additional liquidity through March 2021. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—Note 13. Debt and Other Obligations."

Also, in June 2020, we also entered into an agreement to defer certain aircraft deliveries originally scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. During the nine months ended September 30, 2020, we took delivery of 10 aircraft under this agreement and we have 2 aircraft scheduled for delivery during the remainder of 2020. In addition, we have 16 aircraft scheduled for delivery in 2021. For additional information about our future aircraft deliveries, refer to "Notes to Condensed Consolidated Financial Statements—Note 11. Commitments and Contingencies."

On July 22, 2020, we entered into an equity distribution agreement relating to the issuance and "at-the-market" sale from time to time of up to 9,000,000 shares of our common stock in sales deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act. As of September 30, 2020, we had completed the sale of all 9,000,000 shares under our "at-the-market offering" program ("ATM Program") and had received proceeds of $156.7 million, net of $5.0 million in related issuance costs. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—Note 14. Equity."

On September 17, 2020, we announced the completion of the private offering by Spirit IP Cayman Ltd., an indirect wholly-owned subsidiary of the Company, and Spirit Loyalty Cayman Ltd., an indirect wholly-owned subsidiary of the Company of an aggregate of $850 million principal amount of 8.00% senior secured notes due 2025 (the “8.00% senior secured notes”). The 8.00% senior secured notes are guaranteed by the Company, Spirit Finance Cayman 1 Ltd. (“HoldCo 1”), a direct wholly owned subsidiary of the Company and Spirit Finance Cayman 2 Ltd., a direct subsidiary of HoldCo 1, and indirect wholly owned subsidiary of the Company (“HoldCo 2"). The 8.00% senior secured notes will be secured by, among other things, a first priority lien on the core assets of the Company’s loyalty programs, comprised of cash proceeds from its Free Spirit co-branded credit card programs, its $9 Fare ClubTM program membership fees, and certain intellectual property required or necessary to operate the loyalty programs, as well as the Company’s brand intellectual property. Refer to"Notes to Condensed Consolidated Financial Statements—Note 4, Revenue," for further information on our loyalty programs. The 8.00% senior secured notes will mature on September 20, 2025. The 8.00% senior secured notes bear interest at a rate of 8.00% per annum, payable in quarterly installments on January 20, April 20, July 20 and October 20 of each year, beginning January 20, 2021. In the three months ended September 30, 2020, we received proceeds of $823.9 million, net of issuance costs of $17.4 million and original issue discount of $8.7 million, related to this private offering. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—Note 13, Debt and Other Obligations."

In addition, since the onset of the COVID-19 pandemic, we have taken additional action, including:

•Reduced planned discretionary non-aircraft capital spend in 2020 by approximately $65 million;
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
•Entered into agreements with lessors to temporarily defer aircraft rent payments;
•Continued to work with service providers to temporarily defer maintenance and service contract payments;
•Continued to work with unionized and non-unionized employees to create voluntary leave programs;
•Continued to pursue additional financing secured by our unencumbered assets.

We continue to engage in discussions with our significant stakeholders and vendors regarding financial support or contract adjustments, including extensions of payment terms, during this transition period.

For purposes of assessing our liquidity needs, we estimate that demand will continue to improve slightly in the remainder of 2020, but remain well below 2019 levels, and continue to recover into 2021. While we believe the actions described above address our future liquidity needs, we anticipate we may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures as needed to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

Workforce Actions

In July 2020, we distributed a letter to our employees, including approximately 2,500 U.S.-based union represented employees, regarding the possibility of a workforce reduction at their work location. Throughout the second and third quarters of 2020, we worked with unionized employees and the related unions to create voluntary leave programs for pilots, flight attendants and other unionized employee groups. We also created voluntary leave programs for certain non-unionized employee groups. In August 2020, we announced a voluntary separation program for non-unionized employees. Due to the high level of support and acceptance of the voluntary programs offered, the total number of Team Members involuntarily terminated as of October 1, 2020 was reduced by more than 95%. In the three months ended September 30, 2020, we recorded $2.4 million in expenses related to the voluntary and involuntary employee separations. These expenses were recorded within special credits on our condensed consolidated statement of operations. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on our condensed consolidated statement of operations. As we continue to monitor the impacts of the pandemic on our operations and financial condition, we will consider and evaluate the need for any additional workforce actions in future periods.

For the third quarter of 2020, we had a negative operating margin of 24.7%, a decrease of 37.3 percentage points compared to the prior year period. We generated a pre-tax loss of $128.5 million and a net loss of $99.1 million on operating revenues of $401.9 million. For the third quarter of 2019, we generated pre-tax income of $109.0 million and net income of $83.5 million on operating revenues of $992.0 million.
Our Adjusted CASM ex-fuel for the third quarter of 2020 was 7.75 cents compared to 5.66 cents in the same period in prior year. The increase on a per-ASM basis was primarily driven by an average increase in fixed costs such as salaries, wages and benefits expense, depreciation and amortization expense and landing fees and other rents expense as well as a decrease of 33.0% in ASMs compared to the same period in the prior year. The decrease in ASMs was due to reduced air travel demand resulting from the COVID-19 pandemic.
As of September 30, 2020, we had 155 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 64 A320s, 30 A321s, and 30 A320neos. With the scheduled delivery of 2 aircraft during the remainder of 2020, we expect to end 2020 with 157 aircraft in our fleet.
Since the delivery of our initial five A320neo aircraft in the fourth quarter of 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, which has resulted in diminished service availability of such aircraft. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions.

Comparison of three months ended September 30, 2020 to three months ended September 30, 2019
Operating Revenues

Operating revenues decreased $590.0 million, or 59.5%, to $401.9 million for the third quarter of 2020, as compared to the third quarter of 2019, primarily due to reduced air travel demand resulting from the COVID-19 pandemic. The length and severity of the reduction in air travel demand due to the COVID-19 pandemic continue to be uncertain. We expect air travel demand will continue to be volatile and will fluctuate in the upcoming months until the global pandemic has moderated and demand for air travel returns.

Total revenue per passenger flight segment decreased 21.1%, year over year. Fare revenue per passenger flight segment decreased 35.1% and non-ticket revenue per passenger flight segment decreased 7.2%. The decrease in total revenue per passenger flight segment was primarily driven by a 24.7% decrease in average yield, period over period. In the three months ended September 30, 2020, breakage, brand-related and other revenues (typically not directly driven by the number of passenger flight segments) as a percentage of total revenue was 13.0%, compared to 9.0% for the same period in prior year. Breakage revenue is comprised of estimated unredeemed flight credits that expired unused, no-show revenue, and cancellation fees. Brand-related revenue is comprised of revenues associated with $9 Fare ClubTM membership and the marketing component of our co-branded credit card revenue.
Operating Expenses
Operating expenses decreased $365.9 million, or 42.2%, to $501.4 million for the third quarter of 2020 compared to $867.3 million for the third quarter of 2019, primarily due to a decrease in operations as reflected by a 33.0% decrease in capacity and a 46.1% decrease in traffic, as a result of the impact of COVID-19 on air travel demand. In addition, we had $148.3 million in special credits in the third quarter of 2020. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—6. Special Credits."
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended September 30, 2020 and 2019.
Aircraft fuel expense decreased by $159.6 million, or 62.9%, from $253.8 million in the third quarter of 2019 to $94.3 million in the third quarter of 2020. This lower fuel expense, year over year, was due to a 39.2% decrease in fuel gallons consumed, as a result of the impact of COVID-19 on air travel demand, and a 38.9% decrease in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2020	2019
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	74,222	122,072	(39.2)%
Into-plane fuel cost per gallon	$1.27	$2.08	(38.9)%
Aircraft fuel expense (per statements of operations)	$94,285	$253,847	(62.9)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 38.9% was primarily a result of a decrease in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2020 and 2019, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended September 30,
	2020	2019			2020	2019
	(in thousands)				(in cents)
Aircraft fuel	$94,285	$253,847	$(159,562)	(62.9)%	1.32	2.38	(1.06)	(44.5)%
Salaries, wages, and benefits	228,370	224,069	4,301	1.9%	3.19	2.10	1.09	51.9%
Landing fees and other rents	76,526	69,142	7,384	10.7%	1.07	0.65	0.42	64.6%
Depreciation and amortization	71,351	57,712	13,639	23.6%	1.00	0.54	0.46	85.2%
Aircraft rent	49,379	40,026	9,353	23.4%	0.69	0.37	0.32	86.5%
Distribution	17,882	39,160	(21,278)	(54.3)%	0.25	0.37	(0.12)	(32.4)%
Maintenance, materials and repairs	28,213	36,152	(7,939)	(22.0)%	0.39	0.34	0.05	14.7%
Loss on disposal of assets	—	13,410	(13,410)	NM	—	0.13	(0.13)	NM
Special credits	(148,308)	—	(148,308)	NM	(2.07)	—	(2.07)	NM
Other operating	83,695	133,769	(50,074)	(37.4)%	1.17	1.25	(0.08)	(6.4)%
Total operating expenses	$501,393	$867,287	$(365,894)	(42.2)%	7.00	8.12	(1.12)	(13.8)%
Adjusted CASM (1)					9.07	8.03	1.04	13.0%
Adjusted CASM ex-fuel (2)					7.75	5.66	2.09	36.9%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended September 30,
	2020		2019
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.00		8.12
Loss on disposal of assets	$—	—	$13.4	0.13
Special credits	(148.3)	(2.07)	—	—
Supplemental rent adjustment		—	(4.3)	(0.04)
Adjusted CASM (cents)		9.07		8.03

(2)Excludes aircraft fuel expense, loss on disposal of assets, special credits and a supplemental rent adjustment resulting from the release of an accrual related to an aircraft lease modification.
Our Adjusted CASM ex-fuel for the third quarter of 2020 was 7.75 cents as compared to 5.66 cents for the third quarter of 2019. The increase on a per-ASM basis was primarily due to an average increase in fixed costs such as salaries, wages and benefits expense, depreciation and amortization expense and landing fees and other rents expense as well as a decrease of 33.0% in ASMs compared to the same period in the prior year. The decrease in ASMs was due to reduced air travel demand resulting from the COVID-19 pandemic.
Labor costs for the third quarter of 2020 increased $4.3 million, or 1.9%, as compared to the third quarter of 2019. This slight increase was primarily driven by an increase in salaries and wages, health insurance and 401(k) expense driven by a 6.6% year over year increase in our pilot and flight attendant workforce. This increase was partially offset by lower crew overtime and per diem pay as a result of reduced operations related to the impact of COVID-19. In March 2020, we suspended hiring except to fill essential roles. On a per-ASM basis, labor costs primarily increased due to increased headcount, period over period, as well as higher average pay rates to our pilots in connection with the collective bargaining agreement that became effective on March 1, 2018, which provides for annual increases on each anniversary of the effective date. Additionally, the increase on a per-ASM basis was due to a decrease of 33.0% in ASMs compared to the same period in the prior year. In addition, during the three months ended September 30, 2020, we paid salaries and wages to our unionized employees at a guaranteed volume greater than what we actually operated due to the reduced demand resulting from COVID-19. For more detailed information on the impact of COVID-19, please refer to "Notes to Condensed Consolidated Financial Statements—2. Impact of COVID-19."
Landing fees and other rents for the third quarter of 2020 increased $7.4 million, or 10.7%, as compared to the third quarter of 2019. On both a dollar and a per-ASM basis, landing fees and other rents increased due to an increase in amounts due to certain airport authorities for signatory adjustments as compared to signatory adjustment credits recorded in the prior year period. The increase in signatory adjustment expense is due to airports recovering operating losses from lower utilization fees as well as increased market share at certain airports where other airlines have decreased flying due to the impact of COVID-19 on air travel demand. The increase in signatory adjustment expense was partially offset by a decrease in landing fees and overfly fees driven by a 37.4% decrease in departures as a result of the impact of COVID-19 on air travel demand. A portion of our landing fees and other rents are variable in nature and vary based on factors such as the number of departures.
Depreciation and amortization for the third quarter of 2020 increased by $13.6 million, or 23.6%, as compared to the prior year period. The increase in depreciation expense on both a dollar and per-ASM basis was primarily driven by the purchase of nine new aircraft and the purchase of two previously leased aircraft since the third quarter of 2019. Since depreciation and amortization expense is generally a fixed cost, the decrease in ASMs of 33.0%, year over year, also impacted the increase on a per-ASM basis.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $23.0 million and $16.4 million for the third quarters of 2020 and 2019, respectively. The increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events, as compared to the prior year period. This increase in heavy maintenance amortization also contributed to the per-ASM increase in depreciation and amortization expense, period over period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $51.3 million and $52.5 million for the third quarter of 2020 and 2019, respectively.

Aircraft rent expense for the third quarter of 2020 increased by $9.4 million, or 23.4%, as compared to the third quarter of 2019. This increase in aircraft rent expense was primarily driven by an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2019, we have acquired 10 new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of 2 aircraft off lease since the third quarter of 2019.
Distribution costs decreased by $21.3 million, or 54.3%, in the third quarter of 2020 as compared to the third quarter of 2019. The decrease on a dollar basis was primarily due to decreased sales volume as a result of the impact of COVID-19 on air travel demand which impacts our variable distribution costs such as credit card fees and GDS fees.
Maintenance, materials and repairs expense for the third quarter of 2020 decreased by $7.9 million, or 22.0%, as compared to the third quarter of 2019. The decrease in maintenance, materials and repairs expense on a dollar basis was mainly due to fewer aircraft maintenance events as a result of a decrease of 44.8% in average daily aircraft utilization in the current period compared to the prior year period as a result of the impact of COVID-19 on air travel demand. On a per-ASM basis, the increase is primarily related to a decrease of 33.0% in ASMs, year over year, with no associated decrease in fixed maintenance, material and repair costs.
We had no loss on disposal of assets for the three months ended September 30, 2020. Loss on disposal of assets for the three months ended September 30, 2019, consisted of $8.1 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.3 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade our enterprise accounting software which was subsequently suspended as we pursued an alternative solution. Please refer to "Notes to Condensed Consolidated Financial Statements—12. Fair Value Measurements" for information regarding our held-for-sale assets. These losses were partially offset by a $0.1 million gain on the sale-leaseback transaction for one aircraft in the period. Please refer to "Notes to Condensed Consolidated Financial Statements—10. Leases" for information regarding our accounting policy on sale-leaseback transactions.
Special credits for the three months ended September 30, 2020, consisted of $142.9 million of deferred salaries, wages and benefits recognized in connection with the grant component of the PSP with the Treasury and $7.8 million related to the CARES Employee Retention credit. These special credits were partially offset by $2.4 million in special charges recorded in the third quarter of 2020 related to our voluntary and involuntary employee separation programs. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—6. Special Credits." We had no special credits for the three months ended September 30, 2019.
Other operating expense for the third quarter of 2020 decreased by $50.1 million, or 37.4%, as compared to the third quarter of 2019. The decrease in other operating expense is primarily driven by lower volume-related costs resulting from the decreased capacity during the period as a result of the impact of COVID-19 on air travel demand. As compared to the prior year period, departures decreased by 37.4% and we had 48.7% less passenger flight segments, which drove decreases in variable other operating expenses. In addition, we had lower passenger reaccommodation expense, period over period, due to multiple storm-related flight disruptions during the three months ended September 30, 2019.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended September 30, 2020 and 2019 primarily represent interest related to the financing of purchased aircraft as well as the interest and accretion related to our convertible notes and 8.00% senior secured notes. As of September 30, 2020 and 2019, we had 71 and 62 aircraft financed through secured long-term debt arrangements, respectively. As our debt balance has increased, we expect interest expense to increase during the remainder of 2020 and beyond.

Our interest income for the three months ended September 30, 2020 and 2019 represents interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

Our effective tax rate for the third quarter of 2020 was 22.9% compared to 23.4% for the third quarter of 2019. The decrease in tax rate, as compared to the prior year period, is primarily due to the impact of unfavorable permanent tax differences applied to a current period pre-tax loss.While we expect our tax rate to be a fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of nine months ended September 30, 2020 to nine months ended September 30, 2019
Operating Revenues
Operating revenues decreased $1,549.2 million, or 54.2%, to $1,311.5 million for the nine months ended September 30, 2020, as compared to the prior year period, primarily due to reduced air travel demand resulting from the COVID-19 pandemic, beginning in March and continuing through the third quarter. The length and severity of the reduction in air travel demand due to the COVID-19 pandemic continue to be uncertain. We expect air travel demand recovery will continue to be volatile and will fluctuate in the upcoming months until the global pandemic has moderated and demand for air travel returns.
Total revenue per passenger flight segment decreased 10.3%, year over year, from $110.98 for the nine months ended September 30, 2019 to $99.54 for the nine months ended September 30, 2020. Fare revenue per passenger flight segment decreased from $55.30 to $41.72, or 24.6%, as compared to the prior year period, and non-ticket revenue per passenger flight segment increased from $55.68 to $57.82, or 3.8%, as compared to the prior year period. The decrease in total revenue per passenger flight segment was primarily due to a decrease of 12.0% in average yield, period over period. In the nine months ended September 30, 2020, breakage, brand-related and other revenues (typically not directly driven by the number of passenger flight segments) as a percentage of total revenue was 14.5%, as compared to 8.8% for the same period in prior year. Breakage revenue is comprised of estimated unredeemed flight credits that expired unused, no-show revenue, and cancellation fees. Brand-related revenue is comprised of revenues associated with $9 Fare ClubTM membership and the marketing component of our co-branded credit card revenue.
Operating Expenses
Operating expenses decreased for the nine months ended September 30, 2020 by $824.9 million, or 33.2%, as compared to the prior year period primarily due to a decrease in operations as reflected by a 47.9% decrease in traffic and a 36.4% decrease in capacity, as a result of the impact of COVID-19 on air travel demand. In addition, we had $300.2 million in special credits for the nine months ended September 30, 2020. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—6. Special Credits."
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2020	2019
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	211,164	354,347	(40.4)%
Into-plane fuel cost per gallon	$1.55	$2.11	(26.5)%
Aircraft fuel expense (per statements of operations)	$327,403	$748,489	(56.3)%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2020 and 2019, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Nine Months Ended September 30,
	2020	2019			2020	2019
	(in thousands)				(in cents)
Aircraft fuel	$327,403	$748,489	$(421,086)	(56.3)%	1.65	2.39	(0.74)	(31.0)%
Salaries, wages, and benefits	682,429	644,345	38,084	5.9%	3.43	2.06	1.37	66.5%
Landing fees and other rents	183,995	193,502	(9,507)	(4.9)%	0.93	0.62	0.31	50.0%
Depreciation and amortization	206,455	163,351	43,104	26.4%	1.04	0.52	0.52	100.0%
Aircraft rent	143,781	132,330	11,451	8.7%	0.72	0.42	0.30	71.4%
Distribution	62,977	115,481	(52,504)	(45.5)%	0.32	0.37	(0.05)	(13.5)%
Maintenance, materials and repairs	81,516	102,444	(20,928)	(20.4)%	0.41	0.33	0.08	24.2%
Loss on disposal of assets	—	16,873	(16,873)	NM	—	0.05	(0.05)	NM
Special credits	(300,219)	—	(300,219)	NM	(1.51)	—	(1.51)	NM
Other operating	271,042	367,482	(96,440)	(26.2)%	1.36	1.17	0.19	16.2%
Total operating expenses	$1,659,379	$2,484,297	$(824,918)	(33.2)%	8.34	7.94	0.40	5.0%
Adjusted CASM (1)					9.85	7.90	1.95	24.7%
Adjusted CASM ex-fuel (2)					8.21	5.51	2.70	49.0%

(1)Reconciliation of CASM to Adjusted CASM:

	Nine Months Ended September 30,
	2020		2019
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.34		7.94
Loss on disposal of assets	$—	—	$16.9	0.05
Special credits	(300.2)	(1.51)	—	—
Supplemental rent adjustment	—	—	(4.3)	(0.01)
Adjusted CASM (cents)		9.85		7.90

(2)Excludes aircraft fuel expense, loss on disposal of assets, special credits and a supplemental rent adjustment resulting from the release of an accrual related to an aircraft lease modification.
Our Adjusted CASM ex-fuel for the nine months ended September 30, 2020 was 8.21 cents as compared to 5.51 cents for the nine months ended September 30, 2019. The increase on a per-ASM basis was primarily due to increases in salaries, wages, and benefits expense and depreciation and amortization expense, as well as a decrease of 36.4% in ASMs compared to the same period in prior year. The decrease in ASMs was due to reduced air travel demand resulting from the COVID-19 pandemic.
Labor costs for the nine months ended September 30, 2020 increased $38.1 million, or 5.9%, as compared to the prior year period. The increase was primarily driven by a 12.4% increase in our pilot and flight attendant workforce prior to the onset of the COVID-19 pandemic in the U.S., resulting from an increase to our aircraft fleet of 19 additional aircraft since the end of the third quarter of 2019. In March 2020, we suspended hiring across the Company except to fill essential roles. On both a dollar and per-ASM basis, labor costs increased due to the rate increase our pilots received in connection with the collective bargaining agreement that became effective on March 1, 2018 and which provides for annual increases on each anniversary of the effective date. Additionally, the increase on a per-ASM basis was due to a decrease of 36.4% in ASMs, as compared to the same period in prior year. In addition, beginning March 2020, we paid salaries and wages to our unionized employees at a guaranteed volume greater than what we actually operated due to the reduced demand resulting from COVID-19. For more detailed information on the impact of COVID-19, please refer to "Notes to Condensed Consolidated Financial Statements—2. Impact of COVID-19."

Landing fees and other rents for the nine months ended September 30, 2020 decreased $9.5 million, or 4.9%, as compared to the prior year period primarily due to a decrease in landing fees and overfly fees driven by a 37.6% decrease in departures as a result of the impact of COVID-19 on air travel demand. This decrease was partially offset by an increase in facility rent and gate charges as well as a decrease in signatory adjustment credits received, as compared to the prior year period. This decrease in signatory adjustment credits, year over year, is due to airports recovering operating losses from lower utilization fees as well as increased market share at certain airports where other airlines have decreased flying due to the impact of COVID-19 on air travel demand.

Depreciation and amortization for the nine months ended September 30, 2020 increased by $43.1 million, or 26.4%, as compared to the prior year period. The increase in depreciation expense on both a dollar and per-ASM basis was primarily driven by the purchase of nine new aircraft and the purchase of two previously leased aircraft since the third quarter of 2019. Since depreciation and amortization expense is generally a fixed cost, the decrease in ASMs of 36.4% compared to the prior year period also impacted the increase on a per-ASM basis.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $65.2 million and $44.2 million for the nine months ended September 30, 2020 and 2019, respectively. The increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events, as compared to the prior year period. This increase in heavy maintenance amortization also contributed to the per-ASM increase in depreciation and amortization expense, period over period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $146.7 million and $146.6 million for the nine months ended September 30, 2020 and 2019, respectively.
Aircraft rent expense for the nine months ended September 30, 2020 increased by $11.5 million, or 8.7%, as compared to the prior year period. This increase in aircraft rent expense was primarily driven by an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2019, we have acquired 10 new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of 2 aircraft off lease since the third quarter of 2019.
Distribution costs decreased by $52.5 million, or 45.5%, for the nine months ended September 30, 2020 as compared to the prior year period. The decrease on a dollar and per-ASM basis was primarily due to decreased sales volume as a result of the impact of COVID-19 on air travel demand which impacts our variable distribution costs such as credit card fees and GDS fees.
Maintenance, materials and repairs expense for the nine months ended September 30, 2020 decreased by $20.9 million, or 20.4%, as compared to the prior year period. This decrease is mainly due to fewer aircraft maintenance events as a result of lower utilization in the current period compared to the prior year period as a result of the impact of COVID-19 on air travel demand. On a per-ASM basis, the increase is primarily related to a decrease of 36.4% in ASMs with no associated decrease in the fixed maintenance, material and repairs costs.
We had no loss on disposal of assets for the nine months ended September 30, 2020. Loss on disposal of assets for the nine months ended September 30, 2019, totaled $16.9 million which consisted of $11.6 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.3 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade our enterprise accounting software which was subsequently suspended as we pursued an alternative solution. Please refer to "Notes to Condensed Consolidated Financial Statements—12. Fair Value Measurements" for information regarding our held-for-sale assets. These losses were partially offset by a $0.1 million gain on the sale-leaseback transaction for one aircraft in the period. Please refer to "Notes to Condensed Consolidated Financial Statements—10. Leases" for information regarding our accounting policy on sale-leaseback transactions.
Special credits for the nine months ended September 30, 2020, primarily consisted of $266.8 million of deferred salaries, wages and benefits recognized in connection with the grant component of the PSP with the Treasury and $35.8 million related to the CARES Employee Retention credit. These special credits were partially offset by $2.4 million in special charges recorded in the third quarter of 2020 related to our voluntary and involuntary employee separation programs. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—6. Special Credits." We had no special credits for the nine months ended September 30, 2019.

Other operating expense for the nine months ended September 30, 2020 decreased by $96.4 million, or 26.2%, as compared to the prior year period, primarily due to a decrease in overall operations as a result of the impact of COVID-19 on air travel demand. As compared to the prior year period, departures decreased by 37.6% and we had 48.9% less passenger flight segments, which drove decreases in variable other operating expenses. In addition, we had lower passenger reaccommodation expense, period over period, due to multiple storm-related flight disruptions during the nine months ended September 30, 2019.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2020 and 2019 primarily represent interest related to the financing of purchased aircraft as well as the interest and accretion related to our convertible notes and 8.00% senior secured notes. As of September 30, 2020 and 2019, we had 71 and 62 aircraft financed through secured long-term debt arrangements, respectively. As our debt balance has increased, we expect interest expense to increase during the remainder of 2020 and beyond.
Our interest income for the nine months ended September 30, 2020 represents interest income earned on cash, cash equivalents, and short-term investments as well as interest earned on income tax refunds. Our interest income for the nine months ended September 30, 2019 represents interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2020 was 34.7% compared to 22.9% for the nine months ended September 30, 2019. The increase in tax rate is attributed primarily to an increase in discrete federal tax benefit of $56.1 million related to the passage of the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. Excluding this discrete tax benefit, our effective tax rate for the nine months ended September 30, 2020 would have been 21.2%. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position. Our average daily cash burn for the third quarter of 2020 was $2.3 million. We estimate our average daily cash burn for the fourth quarter of 2020 will be similar to our cash burn for the third quarter of 2020. We are continuing to monitor and evaluate the impacts of the COVID-19 pandemic on our liquidity and financial condition, and to implement strategies to preserve cash and protect our long-term sustainability. We calculate estimated average daily cash burn rate as the sum of operating cash outflows, debt service requirements, fleet capex, net of financing and pre-delivery deposit payments estimated based on historical data, without giving effect to any additional financings, capital raises or any funds received from the PSP. Please refer to "Notes to Condensed Consolidated Financial Statements—2. Impact of COVID-19," "Notes to Condensed Consolidated Financial Statements—Note 13. Debt and Other Obligations" and "Notes to Condensed Consolidated Financial Statements—Note 14. Equity" for additional information on the PSP and the measures we have implemented to focus on the safety of our customers and employees as well as the impact on our liquidity, financial position and operations. As of September 30, 2020, we had $2,053.9 million in liquid assets comprised of unrestricted cash and cash equivalents and short-term investment securities.

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt and lease obligations and maintenance reserves. Our total unrestricted cash and cash equivalents at September 30, 2020 was $1,947.6 million, an increase of $968.7 million from December 31, 2019. In addition to cash and cash equivalents, as of September 30, 2020, we had $106.3 million in short-term investment securities. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations.

Refer to the section “Balance Sheet, Cash Flow and Liquidity” within our Executive Summary above for further information about actions we have taken to increase liquidity and strengthen our financial position in response to the impact of the COVID-19 pandemic. These actions include the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of our voting common stock, the issuance and sale of 9,000,000 shares of our voting common stock through our ATM Program and the execution of a revolving credit facility with a total commitment of $180.0 million as of September 30, 2020, among others.
Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale-leaseback transactions. During the nine months ended September 30, 2020, we purchased 7 aircraft for which we acquired debt of $291.0 million. During the nine months ended September 30, 2020, we made $273.0 million in debt payments (principal, interest and fees) on our outstanding debt obligations. The debt entered into in the current year to finance the purchase of aircraft matures in 2031 and 2032. In addition, during the nine months ended September 30, 2020, we took delivery of three aircraft financed through direct operating leases, and purchased two aircraft off lease. We also purchased two spare engines through cash purchases.
Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the nine months ended September 30, 2020, we paid $153.4 million in PDPs, and $9.2 million of capitalized interest for future deliveries of aircraft and spare engines. As of September 30, 2020, we had $374.8 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.
As of September 30, 2020, we have secured a sale-leaseback financing commitment for one aircraft and a debt financing commitment for one aircraft, both scheduled for delivery from Airbus in 2020. We do not have financing commitments in place for the remaining 126 Airbus firm aircraft orders, scheduled for delivery between 2021 and 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. In addition, as of September 30, 2020, we have secured 10 direct leases for A320neos with third-party lessors, with deliveries expected in 2021. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the leased aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the nine months ended September 30, 2020, we recorded an increase of $25.0 million in maintenance reserves, including reimbursements. As of September 30, 2020, we had $125.0 million ($70.9 million in aircraft maintenance deposits and $54.0 million in long-term aircraft maintenance deposits) on our condensed consolidated balance sheets.
Net Cash Flows Provided (Used) By Operating Activities. Operating activities in the nine months ended September 30, 2020 used $129.4 million in cash compared to $358.4 million provided in the nine months ended September 30, 2019. Cash provided by operating activities decreased, year over year, primarily due to a net loss during the nine months ended September 30, 2020. In addition, we had a decrease in income tax receivable and deferred income tax expense, offset by an increase in accounts receivable, net and an increase in air traffic liability and aircraft maintenance deposits, as well as a higher non-cash expense of depreciation and amortization, as compared to the prior year. Due to the impact of COVID-19 on our operations, we may experience negative cash flows from operations through the fourth quarter of 2020 and possibly beyond.
Net Cash Flows Used In Investing Activities. In the nine months ended September 30, 2020, investing activities used $512.8 million, compared to $300.1 million used in the prior year period. The increase was mainly driven by an increase in purchases of property and equipment, year over year, offset by a decrease in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.
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
Net Cash Flows Provided (Used) By Financing Activities. During the nine months ended September 30, 2020, financing activities provided $1,665.7 million in cash compared to $127.4 million used in the nine months ended September 30, 2019. During the nine months ended September 30, 2020, we received $1,544.1 million, net of debt issuance costs, in connection with the debt financing related to the delivery of seven aircraft, the revolving credit facilities, the unsecured term loan in connection with the PSP, the issuance of convertible notes and the issuance of the 8.00% senior secured notes. In addition, during the nine months ended September 30, 2020, we received an additional $353.0 million, net of issuance costs, in connection with the issuance of common stock and issuance of warrants in connection with the PSP. We paid $208.0 million in debt principal obligations and $25.2 million in finance lease obligations. The payments on finance lease obligations were primarily related to an aircraft purchase agreement for the purchase of two A319 aircraft. Refer to "Notes to Condensed Consolidated Financial Statements—10. Leases" for more information on these two aircraft.

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

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. During the fourth quarter of 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. In June 2020, we entered into an agreement to defer certain aircraft deliveries scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. During the nine months ended September 30, 2020, we took delivery of 10 aircraft under this agreement. For more detailed information, please refer to "Notes to Condensed Consolidated Financial Statements—2. Impact of COVID-19" for more information. As of September 30, 2020, our aircraft orders consisted of 128 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 128 aircraft, we have 2 aircraft scheduled for delivery during the remainder of 2020 and 6 aircraft scheduled for delivery in 2021. In addition, as of September 30, 2020, we had 10 direct leases for A320neos with third-party lessors, with deliveries in 2021.
We also have a spare engine order for one V2500 SelectTwo engine with IAE and two spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023. As of September 30, 2020, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $79.7 million for the remainder of 2020, $357.2 million in 2021, $606.3 million in 2022, $707.8 million in 2023, $1,073.0 million in 2024 and $3,763.4 million in 2025 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs would include aircraft and other parts that we are already contractually obligated to purchase including those reflected above. In February 2020, the rate of this tariff was increased from 10% to 15%. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service our Airbus fleet.
As of September 30, 2020, we have secured a sale-leaseback financing commitment for one aircraft and a debt financing commitment for one aircraft, both scheduled for delivery from Airbus in 2020. As of September 30, 2020 we do not have financing commitments in place for the remaining 126 Airbus aircraft on firm order through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. In addition, as of September 30, 2020, we had secured 10 direct leases for A320neos with third-party lessors, with deliveries expected in 2021.
As of September 30, 2020, principal and interest commitments related to the future secured debt financing of one undelivered aircraft are approximately zero for the remainder of 2020, $4.6 million in 2021, $3.5 million in 2022, $3.6 million in 2023, $3.9 million in 2024, and $33.4 million in 2025 and beyond. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately zero for the remainder of 2020, $18.5 million in 2021, $33.9 million in 2022, $33.9 million in 2023, $33.9 million in 2024, and $286.9 million in 2025 and beyond.
We have significant obligations for aircraft and spare engines as 55 of our 155 aircraft and 8 of our 24 spare engines are financed under operating leases. These leases expire between 2022 and 2038. Aircraft rent payments were $41.6 million and $45.4 million for the three months ended September 30, 2020 and 2019, respectively, and $139.9 million and $141.5 million for the nine months ended September 30, 2020 and 2019, respectively.
Our operating leases with terms greater than 12 months are included within operating lease right-of-use assets with the corresponding liabilities included within current maturities of operating leases and operating leases, less current maturities on our condensed consolidated balance sheets. Leases with a term of 12 months or less are not recorded on our condensed consolidated balance sheets. Please see "Notes to Condensed Consolidated Financial Statements—10. Leases" for further discussion on our leases.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of September 30, 2020 and the periods in which payments are due (in millions):

	Remainder of 2020	2021 - 2022	2023 - 2024	2025 and beyond	Total
Long-term debt (1)	$50	$652	$551	$2,332	$3,585
Interest and fee commitments (2)	26	309	263	210	808
Finance and operating lease obligations	35	447	372	1,220	2,074
Flight equipment purchase obligations	80	963	1,781	3,763	6,587
Other (3)	6	36	29	50	121
Total future payments on contractual obligations	$197	$2,407	$2,996	$7,575	$13,175

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, convertible notes and our revolving credit facilities. Refer to "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible debt. Includes interest accrued as of September 30, 2020 related to our variable-rate revolving credit facilities.
(3) Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to "Notes to Condensed Consolidated Financial Statements—11. Commitments and Contingencies."
Some of our master lease agreements required that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization.
During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we intend to build a new headquarters campus. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Condensed Consolidated Financial Statements— 10. Leases."

Off-Balance Sheet Arrangements
As of September 30, 2020, we had lines of credit related to corporate credit cards of $3.1 million, from which we had drawn $0.6 million.
As of September 30, 2020, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of September 30, 2020, we had drawn $2.8 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of September 30, 2020, we did not hold any derivatives.
As of September 30, 2020, we had $11.0 million in uncollateralized surety bonds, representing an off balance-sheet commitment.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding unrealized gains or losses related to fuel derivative contracts, out of period fuel federal excise tax, loss on disposal of assets, special charges and credits and supplemental rent adjustments related to lease modifications, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges and credits and supplemental rent adjustments related to lease modifications, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2020 and 2019 represented approximately 19.7% and 30.1% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $57 million. As of September 30, 2020 and December 31, 2019, we did not have any outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $106.3 million and $105.3 million, as of September 30, 2020 and December 31, 2019, respectively. We also have market risk associated with changing interest rates due to LIBOR-based lease rates on one of our aircraft. A hypothetical 10% change in interest rates would affect total aircraft rent expense by less than $0.1 million per annum.
Fixed-Rate Debt. As of September 30, 2020, we had $2,211.4 million outstanding in fixed-rate debt related to the purchase of 41 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $2,112.7 million. In addition, as of September 30, 2020, we had $841.4 million and $73.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $853.6 million and $77.6 million. As of September 30, 2020, we also had $105.2 million outstanding in convertible debt which had a fair value of $254.3 million. As of December 31, 2019, we had $2,053.6 million outstanding in fixed-rate debt related to the purchase of 34 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,143.0 million. As of December 31, 2019, we did not have any outstanding fixed-rate debt related to the 8.00% senior secured notes, unsecured term loans and convertible debt.
Variable-Rate Debt. As of September 30, 2020, we had $275.1 million outstanding in variable-rate long-term debt, which had a fair value of $275.1 million. As of December 31, 2019, we had $160.0 million outstanding in variable-rate debt, which had a fair value of $160.0 million. During the nine months ended September 30, 2020, a hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $1.6 million.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, including the controls and procedures described below in “Remediation of Material Weakness in Internal Control over Financial Reporting”, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Previously Disclosed Material Weakness
We disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K/A for the year ended December 31, 2019 that we had identified a material weakness in internal controls related to the operation of certain review controls over the preparation of the 2019 statement of cash flows. In light of the material weakness identified, management performed additional review and other procedures prior to the filing of (i) the Annual Report on Form 10-K/A, which resulted in a restatement of the of the statements of cash flows for the year ended December 31, 2019, and (ii) the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, which did not result in any adjustments to the condensed consolidated financial statements. Other than the restatement described in the Annual Report on Form 10-K/A for the year ended December 31, 2019, the material weakness did not result in any material misstatements to our condensed consolidated financial statements in any prior periods or for the three and nine months ended September 30, 2020.

Remediation of Material Weakness in Internal Control over Financial Reporting

In order to remediate the material weakness, with the oversight of our Audit Committee, Management completed remediation activities including, but not limited to, the following:

•Enhanced cash flow templates to facilitate the preparation and review of the related cash flows;
•Enhanced roll forward reconciliation and management review controls of the capital expenditures amounts included in the statements of cash flows; and
•More detailed reconciliation process and management review of each line in the statements of cash flows.

Management is committed to maintaining a strong internal control environment and believes this remediation effort represents an improvement in the related controls around the statement of cash flows. Based on the testing performed during the first, second and third quarters of 2020 on these newly implemented controls around the review of the statement of cash flows, which was completed in the third quarter of 2020, we have concluded that these controls have been designed appropriately and are operating effectively. As a result, Management considers this material weakness to be remediated as of September 30, 2020.

We believe that the financial statements in this Quarterly Report present fairly, in all material respects, our balance sheets, statements of operations, statements of comprehensive income, statements of cash flows and statements of shareholder's equity as of the dates, and for the periods presented, in conformity with U.S. GAAP.
Changes in Internal Control over Financial Reporting

Except for the remediation of the material weakness described above, as of September 30, 2020, there have been no other changes in our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our amended Annual Report on Form 10-K/A for the year ended December 31, 2019, filed with the Securities and Exchange Commission on April 16, 2020, other than the addition of the following risk factors. Investors are urged to review such risk factors carefully.
The COVID-19 pandemic and measures to reduce its spread have had, and will likely continue to have, a material adverse impact on our business, results of operations and financial condition.

In December 2019, a novel strain of coronavirus (“COVID-19”) was reported in Wuhan, China. COVID-19 has since spread to almost every country in the world, including the United States. The World Health Organization has declared COVID-19 a pandemic. The outbreak of COVID-19 and implementation of measures to reduce its spread have adversely impacted our business and continue to adversely impact our business in a number of ways. Multiple governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions and closures or recommendations against air travel, and certain countries we serve have required airlines to limit or completely stop operations. In response to COVID-19, we have significantly reduced capacity from our original plan through September 2020 and will continue to evaluate the need for further flight schedule adjustments. As of September 30, 2020, we were experiencing significant deterioration in forward bookings. Negative trends have not yet stabilized and are likely to continue to worsen. Additionally, we also outsource certain critical business activities to third parties, including our dependence on a limited number of suppliers for our aircraft and engines. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. The successful implementation and execution of these third parties’ business continuity strategies are largely outside our control. If one or more of such third parties experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse impact on our business, results of operations and financial condition.

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

On March 27, 2020, the CARES Act was signed into law, and on April 20, 2020 we reached an agreement with Treasury to receive funding through the Payroll Support Program ("PSP") over the second and third quarters of 2020. The funding we received is subject to restrictions and limitations. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.”

The COVID-19 pandemic may also exacerbate other risks described in this “Risk Factors” section and disclosed in Item 1A. "Risk Factors" in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2019, and subsequent Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, including, but not limited to, our competitiveness, demand for our services, shifting consumer preferences and our substantial amount of outstanding indebtedness.

We have agreed to certain restrictions on our business by accepting financing under the CARES Act.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provided liquidity in the form of loans, loan guarantees, and other investments to air carriers, such as us, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by Treasury.

On April 20, 2020, the Company entered into a PSP agreement with Treasury, pursuant to which the Company received a total of $334.7 million through July 31, 2020, which funds were used exclusively to pay for salaries and benefits for our employees through September 30, 2020. Of that amount, $70.4 million is in the form of a low-interest 10-year note. In addition, in connection with its participation in the PSP, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 500,151 shares of our common stock, par value $0.0001 per share, at a strike price of $14.08 per share (the closing price for the shares of common stock on April 9, 2020). In September 2020, we were notified by the Treasury of additional funds available under the PSP portion of the CARES Act. We received an additional installment of $9.7 million from the Treasury of which $2.9 million is in the form of a low-interest 10-year loan. Also, in connection with this additional installment, we issued to the Treasury warrants to purchase up to an additional 20,646 shares of our common stock at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020).

The warrants expire in five years from the date of issuance, are transferable, have no voting rights and contain customary terms regarding anti-dilution. If the Treasury or any subsequent warrant holder exercises the warrants, the interest of our holders of common stock would be diluted and we would be partially owned by the U.S. government, which could have a negative impact on our common stock price, and which could require increased resources and attention by our management.

In connection with our participation in the PSP, we are, and continue to be, subject to certain restrictions and limitations, including, but not limited to:

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
•Limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•Additional reporting and recordkeeping requirements relating to the CARES Act funds.

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

We cannot predict whether the assistance from Treasury through the PSP will be adequate to continue to pay our employees for the duration of the COVID-19 pandemic or whether additional assistance will be required or available in the future. We previously applied to the Treasury for a secured loan through the CARES Act but we determined not to move forward with such loan in September 2020. There can be no assurance that loans or other assistance will be available through the CARES Act or any future legislation, or whether we will be eligible to receive any additional assistance, if needed.

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

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of September 30, 2020, our 155 aircraft fleet consisted of 55 aircraft financed under operating leases, 71 aircraft financed under debt arrangements, and 29 aircraft purchased off lease and currently unencumbered. Aircraft rent payments to lessors were $41.6 million and $45.4 million for the three months ended September 30, 2020 and 2019, respectively, and $139.9 million and $141.5 million for the nine months ended September 30, 2020 and 2019, respectively. As of September 30, 2020, we had future aircraft and spare engine operating lease obligations of approximately $1.9 billion. As of September 30, 2020, we had future principal debt obligations of $3.6 billion, of which $49.7 million is due in the remainder of 2020. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt & Whitney for delivery over the next several years. Further, we entered into an agreement to amend the revolving credit facility originally maturing in December 2020. The agreement amends the revolving credit facility to extend the final maturity date from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million, which will continue to decrease as we take delivery of the related aircraft. As of September 30, 2020, we had drawn the full amount available under the revolving credit facility due in 2021. In addition, on March 30, 2020, we entered into a new senior secured revolving credit facility for an initial commitment of $110 million, which was increased to $180 million during the second quarter of 2020. As of September 30, 2020, we had drawn the full amount available under the revolving credit facility due in 2022. Also in April 2020, we reached an agreement with the Treasury for which we received $344.4 million in funding through the payroll support program, in the form of a grant and a low-interest 10-year note. The funding from Treasury subjected us to certain restrictions and limitations. In May 2020, we issued $175.0 million of our 4.75% Convertible Senior Notes due 2025 (the "Convertible Notes") and 20,125,000 shares of our voting common stock, at $10 per share. In July 2020 we established an "at-the-market offering" program ("ATM Program") pursuant to which we were permitted to issue and sell up to 9,000,000 shares of our common stock. In September 2020, we issued $850 million of our 8.00% Senior Secured Notes due 2025 (the "Secured Notes"). Our ability to pay the fixed and other costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. The amount of our aircraft related fixed obligations, our obligations under our other debt arrangements, and the related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:

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

As of September 30, 2020, we had access to lines of credit from our physical fuel delivery and derivative counterparties and our purchase credit card issuer aggregating $44.6 million. In addition, we have a revolving credit facility, maturing in 2021, for which we had drawn $95.1 million as of September 30, 2020, and a new senior secured revolving credit facility, maturing in 2022, for up to $180.0 million (which commitment amount may be further increased with the consent of any participating lenders and subject to borrowing base availability) which was fully drawn as of September 30, 2020. For additional information, refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations." These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of COVID-19 on our financial position and operations, including through the payroll support program or loan program with Treasury and offerings of our common stock, Secured Notes and Convertible Notes. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. Based on the age of our fleet and our growth strategy, these maintenance deposits will increase over the next few years before we receive any significant reimbursement for completed maintenance. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the PSP, we issued to Treasury 520,797 shares of our common stock in consideration for the receipt of funding from Treasury. See “—We have agreed to certain restrictions on our business by accepting financing under the CARES Act.” Additionally, we issued 9,000,000 shares pursuant to our ATM Program. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. The indenture for the Convertible Notes will not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the Convertible Notes, may significantly decline. In addition, our issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including holders of our Convertible Notes who have received shares of our common stock upon conversion of their Convertible Notes.

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

The success of the Free Spirit Program and the $9 Fare ClubTM program depend on the success of the Company.

The Free Spirit Program and the $9 Fare ClubTM program depend on the Company’s continued success as a commercial airline and Spirit’s continued performance under certain Free Spirit Agreements. The success or failure of the Company’s business will have a direct impact the success and the value of the Free Spirit Program and the $9 Fare ClubTM program.

Business decisions made by the Company, including with respect to ticket prices, routes, the location of hubs, cabin designs, safety procedures, any initiatives to retain customers and otherwise, could have an adverse impact on our appeal to air travelers, which could negatively affect participation in the Free Spirit Program and the $9 Fare ClubTM program, damage our reputation or harm our relationships with the Free Spirit Partners. For instance, certain business decisions may negatively adjust the rate at which miles are purchased by third parties under the terms of the applicable Free Spirit Agreement, and decisions by Spirit with respect to mergers, divestitures or other corporate events may provide for termination rights of third parties under

Free Spirit Agreements, each of which could have a material adverse effect on the financial and operational success, as well as the appraised value of the Free Spirit Program and the $9 Fare ClubTM program.

The success of the Free Spirit Program and the $9 Fare ClubTM program may be harmed by decisions or actions of our partners that are beyond our control.

The Free Spirit Program and the $9 Fare ClubTM program depend in part on the decisions or actions of our partners. For example, issuers of our co-branded credit cards have certain rights to alter terms and conditions of the credit card accounts of their customers, including finance charges and other fees and required minimum monthly payments, in order to maintain their competitive position in the credit card industry or to comply with, among other things, regulatory guidelines, relevant law or prudent business practices. Changes in the terms of such credit card accounts may reduce the number of new accounts, the volume of credit card spend or negatively impact account retention, which in turn may reduce the number of miles accrued and sold or impact the Free Spirit Program. Although issuers of our co-branded credit cards may consult the Company prior to implementing any such changes, no assurance can be given that issuers of our co-branded credit cards will not take actions that adversely affect the success of Free Spirit Program and the $9 Fare ClubTM program.

Covenant restrictions on the Free Spirit Program and the $9 Fare ClubTM program in our debt agreements will impose restrictions on our operations, and if we are not able to comply with such covenants, our creditors could accelerate our indebtedness or exercise other remedies.

The covenants in the indenture governing the 8.00% senior secured notes contains a number of provisions that impose restrictions on the Free Spirit Program and the $9 Fare ClubTM program which, subject to certain exceptions, limit the ability the Company to, among other things, amend the policies and procedures of the Free Spirit Program and the $9 Fare ClubTM program in a manner that would be reasonably expected to have a material adverse effect, compete with the Free Spirit Program and the $9 Fare ClubTM by establishing another mileage or loyalty program (subject to certain exceptions) and sell pre-paid miles in excess of $25 million annually and $125 million in the aggregate. The indenture will contain additional restrictions on the Free Spirit Program and the $9 Fare ClubTM program, including the ability to terminate or modify certain licenses and certain material Free Spirit Agreements. The indenture will also require Spirit to maintain a minimum liquidity of at least $400 million on a daily basis. Such covenants are in addition to the other restrictions in the indenture, such as restrictions on the ability of the issuers and guarantors of the 8.00% senior secured notes to make restricted payments, incur additional indebtedness, enter into certain transactions with affiliates, create or incur certain liens on the collateral, merge, consolidate, or sell assets, sell, transfer or otherwise convey the collateral and designate certain subsidiaries as unrestricted.

Complying with these covenants and other restrictive covenants that may be contained in any future debt agreements will limit the Company’s ability to operate our business and may limit our ability to take advantage of business opportunities that are in our long-term interest.

The failure to comply with any of these covenants or restrictions could result in a default under the indenture governing the 8.00% senior secured notes or any future debt agreement, which could lead to an acceleration of the debt under such instruments and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions, each of which could have a material adverse effect on the Company. In the case of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt agreements.

Despite our current indebtedness levels, we may incur additional indebtedness in the future, which could further increase the risks associated with our leverage.

We may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. Our debt agreements do not prohibit us from incurring additional unsecured indebtedness or certain secured indebtedness. If other such indebtedness is incurred in the future, our debt service obligations will increase. The more leveraged we become, the more we will be exposed to the risks created by our current substantial indebtedness.

Our ability to incur secured indebtedness is subject to compliance with certain covenants in the indenture governing the 8.00% senior secured notes and, in certain circumstances, the liens securing such additional indebtedness will be permitted to be pari passu with the liens securing the 8.00% senior secured notes.

To the extent that the terms of our current or future debt agreements would prevent us from incurring additional indebtedness, we may be able to obtain amendments to those agreements that would allow us to incur such additional indebtedness, and such additional indebtedness could be material.

We may be unable to purchase the 8.00% senior secured notes upon the occurrence of a Parent Change of Control, a Mandatory Prepayment Event or a Mandatory Repurchase Offer Event.

Upon the occurrence of a Parent Change of Control, as defined in the indenture governing the 8.00% senior secured notes, the issuers of the 8.00% senior secured notes would be required to offer to purchase such notes for cash at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date.

Other of our debt may contain prohibitions of events that would constitute a Parent Change of Control or would require such debt to be repurchased upon a Parent Change of Control. Moreover, the exercise by holders of the 8.00% senior secured notes of the right to require the issuers of the 8.00% senior secured notes to repurchase their respective notes could cause a default under our other debt, even if the Parent Change of Control itself does not result in a default under such debt, due to the financial effect of such repurchase. Finally, our ability to pay cash to holders of the 8.00% senior secured notes upon a repurchase may be limited by our financial resources at the time of such repurchase. Therefore, we cannot assure you that sufficient funds will be available when necessary to make any required repurchases. Our failure to purchase the 8.00% senior secured notes in connection with a Parent Change of Control would result in a default under the indenture governing the 8.00% senior secured notes. Such a default may, in turn, constitute a default under other of our debt agreements that may then be outstanding.

In addition, the indenture governing the 8.00% senior secured notes sets forth certain Mandatory Prepayment Events, as defined in the indenture governing the 8.00% senior secured notes. Upon the occurrence of any such Mandatory Prepayment Event, we would be required to prepay the 8.00% senior secured notes pro rata to the extent of any net cash proceeds received in connection with such event, at a price equal to 100% of the principal amount to be redeemed plus an applicable premium and accrued and unpaid interest, if any, thereon to, but excluding, the prepayment date. Our failure to complete any such mandatory prepayment would result in a default under the indenture governing the 8.00% senior secured notes. Such a default may, in turn, constitute a default under any other of our debt agreements that may then be outstanding.

Finally, the indenture governing the 8.00% senior secured notes sets forth certain Mandatory Repurchase Offer Events, as defined in the indenture governing the 8.00% senior secured notes. Upon the occurrence of any such Mandatory Repurchase Offer Event, we would be required to offer to repurchase the 8.00% senior secured notes pro rata to the extent of any net cash proceeds received in connection with such event, at a price equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest thereon to, but excluding, the repurchase date. Our failure to discharge this obligation would result in a default under the indenture governing the 8.00% senior secured notes. Such a default may, in turn, constitute a default under other of our debt agreements that may then be outstanding.

The indenture governing the 8.00% senior secured notes impose certain restrictions which may adversely affect our business and liquidity.

The indenture governing the 8.00% senior secured notes will impose certain restrictions on the issuers of the 8.00% senior secured notes and certain guarantors. These restrictions will limit their ability to, among other things: (i) make restricted payments, (ii) incur additional indebtedness, (iii) create certain liens on the collateral, (iv) sell or otherwise dispose of the collateral and (v) consolidate, merge, sell or otherwise dispose of all or substantially all of the issuers’ assets, among other restrictions. As a result of these restrictions, we may be limited in how we conduct our business, in our ability to compete effectively or in our ability to implement changes or take advantage of business opportunities—including by making strategic acquisitions, investments or alliances, restructuring our organization or financing capital needs—that would be in our interest. We may also be unable to raise additional indebtedness or equity financing to operate during general economic or business downturns.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the third quarter of 2020. All stock repurchases during this period were made from employees who received restricted stock units. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1-31, 2020	—	$—	—	$—
August 1-31, 2020	316	17.27	—	—
September 1-30, 2020	2,296	16.22	—	—
Total	2,612	$16.35	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

1.1
Equity Distribution Agreement, dated as of July 22, 2020, between the Company and Morgan Stanley & Co. LLC., filed as Exhibit 1.1 to the Company's Form 8-K dated July 22, 2020, is hereby incorporated by reference.

4.1**
Indenture, dated as of September 17, 2020, by and among Spirit IP Cayman Ltd., Spirit Loyalty Cayman Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral custodian, governing the 8.00% Senior Secured Notes due 2025, filed as Exhibit 4.1 to the Company's Form 8-K dated September 11, 2020, is hereby incorporated by reference.

4.2	Form of 8.00% Senior Secured Notes due 2025 filed as Exhibit A to Exhibit 4.1 hereto.

4.3	Form of Warrant to Purchase Common Stock dated July 31, 2020, filed as Exhibit 4.6 to the Company's Form 8-K dated September 30, 2020, is hereby incorporated by reference.

4.4	Form of Warrant to Purchase Common Stock dated October 2, 2020, filed as Exhibit 4.1 to the Company's Form 8-K dated October 2, 2020, is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.
**	Exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K and will be furnished on a supplemental basis to the Securities and Exchange Commission upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

October 28, 2020	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer