Form 10-K
period 2020-12-31
Spirit Airlines, Inc.
filed 2021-02-10
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35186
Spirit Airlines, Inc.

(Exact name of registrant as specified in its charter)

Delaware			38-1747023
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

2800 Executive Way	Miramar	Florida	33025
(Address of principal executive offices)			(Zip Code)

(954) 447-7920
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	SAVE	New York Stock Exchange
Series A Preferred Stock Purchase Rights	SAVE	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report        Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.6 billion computed by reference to the last sale price of the common stock on the New York Stock Exchange on June 30, 2020, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 3, 2021:

Class	Number of Shares
Common Stock, $0.0001 par value per share	97,783,282

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2020.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview
Spirit Airlines, Inc. ("Spirit Airlines"), headquartered in Miramar, Florida, offers affordable travel to value-conscious customers. Our all-Airbus fleet is one of the youngest and most fuel efficient in the United States. We serve 78 destinations in 16 countries throughout the United States, Latin America and the Caribbean. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally by offering customers unbundled base fares that remove components traditionally included in the price of an airline ticket. By offering customers unbundled base fares, we give customers the power to save by paying only for the Á La SmarteTM options they choose, such as checked and carry-on bags, advance seat assignments, priority boarding and refreshments. We record revenue related to these options as non-fare passenger revenue, which is recorded within passenger revenues in our consolidated statements of operations.
Our History
We were founded in 1964 as Clippert Trucking Company, a Michigan corporation. We began air charter operations in 1990 and renamed ourselves Spirit Airlines, Inc. in 1992. In 1994, we reincorporated in Delaware, and in 1999 we relocated our headquarters to Miramar, Florida.
Our Corporate Information
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
Changes to Our Corporate Structure
In August 2020, Spirit Airlines formed several new subsidiaries; Spirit Finance Cayman 1 Ltd. (“HoldCo 1”), Spirit Finance Cayman 2 Ltd. (“HoldCo 2), Spirit IP Cayman Ltd. (“Spirit IP”) and Spirit Loyalty Cayman Ltd. (“Spirit Loyalty”). Each are Cayman Islands exempted companies incorporated with limited liability. Spirit IP and Spirit Loyalty are wholly-owned subsidiaries of HoldCo 2 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes (as defined herein)). HoldCo 1 and HoldCo 2 are special purpose holding companies. HoldCo 2 is a wholly-owned direct subsidiary of HoldCo 1 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes). HoldCo 1 is a wholly-owned subsidiary of Spirit Airlines (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes).

Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risk factors include, but are not limited to, the following:

•The impact of the COVID-19 pandemic on our business, results of operations and financial condition;
•The competitiveness of our industry;
•Volatility in fuel costs or significant disruptions in the supply of fuel, in particular the impact on our single service provider on whom we rely to manage the majority of our fuel supply;

•Adverse domestic or global economic conditions on our business, results of operations and financial condition, including our ability to obtain financing or access capital markets;
•Factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports, adverse weather conditions, increased security measures, new travel related taxes or the outbreak of disease;
•Increased labor costs, union disputes, employee strikes and other labor-related disruption;
•Our maintenance costs, which will increase as our fleet ages;
•The extensive regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies to which we are subject;
•Our reliance on technology and automated systems to operate our business;
•Our reliance on third-party service providers to perform functions integral to our operations, including for ground handling, catering, passenger handing, maintenance, reservations and other services;
•Our reliance on a limited number of suppliers for our aircraft and engines;
•Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the domestic U.S., Caribbean or Latin American markets;
•The success of the Free Spirit Program and the $9 Fare ClubTM program; and
•Our significant amount of aircraft-related fixed obligations and additional debt that we have incurred, and may incur in the future.
Our Business Model

Our ULCC business model provides customers low, unbundled base fares with a range of optional services, allowing customers the freedom to choose only the options they value. The success of our model is driven by our low-cost structure, which has historically permitted us to offer low base fares while maintaining high profit margins. During 2020, we were unable to deliver a profit due to the impact of the COVID-19 pandemic on our airline.
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
Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:
Ultra Low-Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain among the highest operating margins in our industry and support continued growth. Our operating costs per available seat mile ("CASM") of 8.36 cents in 2020 were significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:
•high aircraft utilization;
•high-density seating configurations on our aircraft along with a simplified onboard product designed to lower costs;

•minimal hub-and-spoke network inefficiencies;
•highly productive workforce;
•opportunistic outsourcing of operating functions;
•operating a single-fleet type of Airbus A320-family aircraft that is one of the youngest and most fuel efficient in the United States and operated by common flight crews;
•reduced sales, marketing and distribution costs through direct-to-consumer marketing;
•efficient flight scheduling, including minimal ground times between flights; and
•a company-wide business culture that is keenly focused on driving costs lower.
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to generate significant non-ticket revenue, which allows us to lower base fares and enables our passengers to identify, select and pay for only the products and services they want to use. In implementing our unbundled strategy, we have grown non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $57 in 2020 generally by:
•charging for checked and carry-on baggage;
•passing through most distribution-related expenses;
•charging for premium seats and advance seat selection;
•maintaining consistent ticketing policies, including service charges for changes and cancellations;
•generating subscription revenue from our $9 Fare ClubTM (the “$9 Fare ClubTM”) low-fare subscription service;
•deriving brand-based revenues from proprietary services, such as our FREE SPIRIT affinity credit card program;
•offering third-party travel products (travel packages), such as hotel rooms, ground transportation (rental and hotel shuttle products) and attractions (show or theme park tickets) packaged with air travel on our website; and
•selling third-party travel insurance through our website.
Resilient Business Model and Customer Base. By focusing on price-sensitive travelers, we have generally maintained profitability or been impacted to a lesser degree than most of our competitors during volatile economic periods because we are not highly dependent on premium-fare business traffic. We believe our growing customer base is more resilient than the customer bases of most other airlines because our low fares and unbundled service offering appeal to price-sensitive travelers.
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
Experienced International Operator. We believe we have substantial experience in foreign aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2020, 2019 and 2018, no revenue from any one foreign country represented greater than 4% of our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
Financial Strength Achieved with Focus on Cost Discipline. We believe our ULCC business model has delivered strong financial results in both favorable and more difficult economic times. We have generated these results by:
•keeping a consistent focus on maintaining low unit operating costs;
•ensuring our sourcing arrangements with key third parties are regularly benchmarked against the best industry standards;
•generating and maintaining an adequate level of liquidity to insulate against volatility in key cost inputs, such as fuel, and in passenger demand that may occur as a result of changing general economic conditions.

Loyalty Programs
We operate the $9 Fare ClubTM, which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags, exclusive offers on hotels, rental cars and other travel necessities. We also operate the Free Spirit loyalty program (the “Free Spirit Program”), which attracts members and partners and builds customer loyalty for us by offering a variety of awards, benefits and services. Free Spirit Program members earn and accrue miles for our flights and services from non-air partners such as retail merchants, hotels or car rental companies or by making purchases with credit cards issued by partner banks and financial services providers. Miles earned and accrued by Free Spirit Program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel.

In January 2021, we launched a more expansive Free Spirit Program with extended mileage expirations, additional benefits based on status tiers, and other changes. In addition, beginning on January 21, 2021, the benefits of the $9 Fare ClubTM, now known as the Spirit Saver$ ClubTM, were expanded to include discounts on seats, shortcut boarding and security, and "Flight Flex" flight modification product.
Contribution Transactions

In connection with the consummation of the private offering of the 8.00% senior secured notes, Spirit, HoldCo 1, HoldCo 2 and Spirit IP or Spirit Loyalty, as applicable, transferred to (a) Spirit Loyalty (i) Spirit’s, HoldCo 1’s and HoldCo 2’s rights to the intellectual property and data that we own (or purport to own) and which is required or necessary to operate, or used, generated or produced as part of, the Free Spirit Program and $9 Fare ClubTM (such assets, with certain exclusions, the “Transferred Loyalty Program IP”), (ii) all of Spirit’s, HoldCo 1’s and HoldCo 2’s payment rights under any co-branding, partnering or similar agreements related to or entered into in connection with the Free Spirit Program, with certain exclusions (each a “Free Spirit Agreement”) (but not any of its obligations thereunder), including its rights to receive payment under or with respect to the Free Spirit Agreements and all payments due and to become due thereunder, (iii) membership fees from members of the $9 Fare ClubTM and (iv) all rights to establish, create, organize, initiate, participate, operate, assist, benefit from, promote or otherwise be involved in or associated with, in any capacity, the Free Spirit Program, the $9 Fare ClubTM or any other customer loyalty miles program or any similar customer loyalty program, other than in connection with any permitted loyalty programs (clauses (i) through (iv) collectively, the “Transferred Loyalty Program Assets”) and (b) Spirit IP, Spirit’s, HoldCo 1’s and HoldCo 2’s rights to the intellectual property, including trademarks and domain names of Spirit or including “Spirit” (collectively, with certain exceptions, the “Transferred Brand Assets” and, together with the Transferred Loyalty Program Assets, the “Transferred Spirit Assets”). For further discussion on our 8.00% senior secured notes private offering, refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations."

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
Route Network
During 2020, our route network included 332 markets served by 78 airports throughout the United States, Latin America and the Caribbean.
Below is a current map of our network, including seasonal destinations we serve:

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
As of December 31, 2020, our top two largest network overlaps are with Southwest Airlines and American Airlines at approximately 59% and 48% of our markets, respectively. Our principal competitors on domestic routes are Southwest Airlines, American Airlines, Delta Air Lines, United Airlines and Frontier Airlines. Our principal competitors to our markets in the Caribbean and Latin America are JetBlue Airways, American Airlines, Southwest Airlines and United Airlines. Our principal competitive advantage is our relative cost advantage which allows us to offer low base fares profitably. In 2020, our unit operating costs were among the lowest in the U.S. airline industry. We believe our low unit costs coupled with our relatively stable non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
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
Customers

We believe our customers are primarily leisure travelers who are paying for their own ticket and who make their purchase decision based largely on price. By maintaining a low cost structure, we have historically been able to successfully sell tickets at low fares while maintaining a strong profit margin. During 2020, we were unable to deliver a profit due to the impact of the COVID-19 pandemic on our airline.
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
As of December 31, 2020, we had a fleet of 157 Airbus single-aisle aircraft, which are commonly referred to as “A320 family” aircraft. A320 family aircraft include the A319, A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2020, our fleet consisted of 31 A319ceos, 64 A320ceos, 32 A320neos and 30 A321ceos, and the average age of the fleet was 6.5 years. As of December 31, 2020, we owned 101 of our aircraft, of which 45 aircraft are financed through fixed-rate long-term debt with 7 to 12 year terms, 27 aircraft are financed through enhanced equipment trust certificates ("EETCs"), and 29 aircraft were purchased off lease and are currently unencumbered. Refer to “Notes to the Consolidated Financial Statements—14. Debt and Other Obligations” for information regarding our debt financing and “Notes to the Consolidated Financial Statements—5. Special Charges and Credits” for information regarding our aircraft purchased off lease. As of December 31, 2020, we had 56 aircraft financed under operating leases with lease term expirations between 2022 and 2038. In addition, as of December 31, 2020, we had 8 spare engines financed under operating leases and owned 16 spare engines.
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus S.A.S. ("Airbus") for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. As of December 31, 2020, our firm aircraft orders consisted of 126 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, we had 10 direct operating leases for A320neos with third-party lessors, with deliveries expected through 2021. As of December 31, 2020, spare engine orders consisted of one V2500 SelectTwo engine with IAE and two PurePower PW 1100G-JM engines with Pratt & Whitney scheduled for delivery from 2021 through 2023. The firm aircraft orders provide for capacity growth as well as the flexibility to add to, or replace, the aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends. Refer to “Notes to the Consolidated Financial Statements—2. Impacts of COVID-19” for additional information.
Consistent with our ULCC business model, each of our aircraft is configured with a high density seating configuration, which helps us maintain a lower unit cost and pass savings to our customers. Our high density seating configuration accommodates more passengers than those of our competitors when comparing the same type of aircraft.
Maintenance and Repairs
We maintain our aircraft in accordance with a Federal Aviation Administration ("FAA") approved maintenance program built from the manufacturers recommended maintenance schedule and maintained by our Technical Services department. Our maintenance technicians undergo extensive initial and recurrent training to ensure the safe operation of our aircraft. For the third year in a row, Spirit has achieved the FAA’s highest award for Technical Training, the Diamond Award of Excellence. This award is only achieved if 100% of technicians receive the FAA’s Aircraft Maintenance Technician (“AMT”) Certificate of Training.

Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Additionally, maintenance program tasks that may take up to two years to fully complete are performed periodically in line maintenance at scheduled day visits or segmented into overnight work packages. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 24 to 36 months. Heavy engine maintenance is performed approximately every six years and includes a more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, heavy airframe maintenance checks, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for the majority of our current fleet with IAE and Pratt & Whitney for our engine overhaul services and with Lufthansa Technik on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.
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
We own and operate a 126,000-square-foot maintenance hangar facility, adjacent to the airfield at the Detroit Metropolitan Wayne County Airport, which allows us to fulfill the maintenance requirements of our growing fleet and will reduce dependence on third-party facilities and contract line maintenance. Please see “-Properties-Ground Facilities.”

Employees
Our business is labor intensive, with labor costs representing approximately 39.3%, 26.0% and 24.2% of our total operating costs for 2020, 2019 and 2018, respectively. As of December 31, 2020, we had 2,497 pilots, 4,028 flight attendants, 62 dispatchers, 261 ramp service agents, 281 passenger service agents, 771 maintenance personnel, 162 airport agents/other and 694 employees in administrative roles for a total of 8,756 employees compared to 8,938 employees as of December 31, 2019. During the twelve months ended December 31, 2020, there were 1,025 employee terminations, including both voluntary and involuntary terminations, for an overall employee turnover rate of 11.5%. As of December 31, 2020, approximately 82% of our employees were represented by five labor unions. On an average full-time equivalent basis, for the full year 2020, we had 8,692 employees, compared to 8,077 in 2019.
FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown and be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements, including recurrent training and recent flying experience. Flight attendants must have initial and periodic competency training and qualification. For the year ended December 31, 2020, paid training hours for our pilots and flight attendants were 92,619 and 26,380 hours, representing 11.9% and 1.7% of total crew block hours, respectively. Mechanics, quality-control inspectors and dispatchers must be certificated and qualified for specific aircraft. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.

Consistent with our core values, we focus on hiring highly productive and qualified personnel and ensure they have comprehensive training. Our training programs focus on and emphasize the importance of safety, customer service, productivity, and cost control. We provide continuous training for our crew members including technical training as well as regular training focused on safety and front-line training for our customer service teams. Our training programs include classroom learning, extensive real-world flying experience, and instruction in full flight simulators, as appropriate.

Additionally, we are developing a comprehensive Diversity, Inclusion, Equity and Belonging Initiative to launch in 2021, to drive meaningful change within the organization. This includes a new Supplier Diversity program around a network of minority-owned business partners and diverse suppliers, as part of our strategic sourcing and procurement process.

We believe a direct relationship between Team Members and our leadership is in the best interests of our crew members, our customers, and our shareholders. Our leadership team communicates on a regular basis with all Team Members, including crew members, in order to maintain a direct relationship and to keep them informed about news, strategy updates, and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including email messages from our CEO and other senior leaders, open forum meetings across our network, periodic leadership visits to our stations, and annual Team Member engagement surveys. We also seek to build human rights awareness among our Team Members and Guests and have recently implemented a Human Rights Policy.
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
In February 2018, the pilot group voted to approve the current five-year agreement. In connection with the current agreement, we incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts were recorded in special charges (credits) within operating expenses in the consolidated statement of operations for the year ended December 31, 2018. For additional information, refer to “Notes to the Consolidated Financial Statements—5. Special Charges and Credits.”
In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. In May 2016, we entered into a five-year agreement with our flight attendants, which becomes amendable May 2021.
Our dispatchers are represented by the PAFCA. In June 2018, we commenced negotiations with PAFCA for an amended agreement with our dispatchers. In October 2018, we reached a tentative agreement with the PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018.
In July 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, covering material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement. In February 2020, the IAMAW notified us, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering our ramp service agents, which became amendable in June 2020. The parties expect to schedule meeting dates for negotiations soon.
In June 2018, our passenger service agents voted to be represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. As of December 31, 2020, we continued to negotiate with the TWU.
We focus on hiring highly productive employees and, where feasible, designing systems and processes around automation and outsourcing in order to maintain our low-cost base. During COVID-19, we have been able to avoid involuntary furloughs of our U.S. unionized and non-unionized employees by providing voluntary leave programs and other cost saving initiatives. Due to the high level of support and acceptance of the voluntary programs offered, no unionized employees were involuntarily furloughed and the total number of non-unionized employees involuntarily separated as of October 1, 2020 was reduced by more than 95%.

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
Management Information Systems
We have continued our commitment to technology improvements to support our ongoing operations and initiatives. During 2018, we invested in the development of a regionally diverse cloud infrastructure and further network improvements. In 2019, we implemented a new website built on a more stable codebase which provides for a better user experience. In addition, we invested in improving the stability of our mobile application.
In 2020, we continued to migrate critical business applications into the cloud infrastructure, allowing us to take increasing advantage of the analytics and automation functions. These improvements provide further opportunities to increase business intelligence and flexibility, improve business continuity, mitigate disaster scenarios and enhance data security. We intend to continue to invest resources in cyber security to protect our data, operations and our customers' privacy.
Foreign Ownership
Under DOT regulations and federal law, we must be controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.
We believe we are currently in compliance with such foreign ownership rules.
Government Regulation
Operational Regulation
The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the FAA. The DOT has jurisdiction over economic and consumer issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability and disabled passenger transportation, reporting of mishandled bags, tarmac delays and responding to customer complaints among other areas. In December 2020, the DOT issued a Final Rule on Traveling by Air with Service Animals replacing the prior policy. The rule limits service animals to a dog that is individually trained to do work or perform tasks for the benefit of a person with a disability, and no longer considers an emotional support animal to be a service animal. As of January 2021, passengers must pay a pet fee to carry an emotional support animal.
In 2016, Congress passed a law requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours. Though the DOT has been collecting information from carriers and other interested parties and organizations from which to develop a final rule, as of January 2021, a rule has not been issued. In December 2020, the DOT withdrew a Request for Information that solicited information on whether airline restrictions on the distribution or display of airline flight information constitute an unfair and deceptive business practice and/or an unfair method of competition.

In its first day in office, the Biden Administration issued an Executive Order that froze review and approval of any new rulemaking. A different Executive Order mandated that masks be worn on commercial aircraft. We will continue to follow all relevant guidelines and guidance to protect our guests and staff, but we cannot forecast what additional safety requirements may be imposed in the future or the extent of any pre-travel testing requirements that may be under consideration in the United States and that may be in place, or renewed, in any foreign jurisdiction we serve, including the effect of such requirements on passenger demand or the costs or revenue impact that would be associated with complying with such requirements.
Additional rules and executive orders, including those pertaining to disabled passengers, may be issued in 2021. See “Risk Factors—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws which could harm our business, results of operations and financial condition."
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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety, including rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2020, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. Any new or revised operational regulations in the future could result in further increased costs. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
International Regulation
All international service is subject to the regulatory requirements of the foreign government involved. We generally offer international service to Aruba, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Panama, Peru and St. Maarten, as well as Puerto Rico and the U.S. Virgin Islands. If we decide to increase our routes to additional international destinations, we will be required to obtain necessary authority from the DOT and the applicable foreign government. We are also required to comply with overfly regulations in countries that lay along our routes but which we do not serve.
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
We will continue to comply with all contagious disease requirements issued by the US and foreign governments, but we cannot forecast what additional requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. See, “Risk Factors—“We are subject to extensive and increasing regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results."
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

Risks Related to Recent Events

The COVID-19 pandemic and measures to reduce its spread have had, and will likely continue to have, a material adverse impact on our business, results of operations and financial condition.

The outbreak of COVID-19 and implementation of measures to reduce its spread have adversely impacted our business and continue to adversely impact our business in a number of ways. Multiple governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions and closures, testing requirements or recommendations against air travel, and certain countries we serve have required airlines to limit or completely stop operations. In response to COVID-19, we significantly reduced capacity from our original plan and will continue to evaluate the need for further flight schedule adjustments throughout 2021. As of December 31, 2020, we were experiencing significant deterioration in forward bookings and have continued to see a decline in forward bookings. Negative trends have not yet stabilized and are likely to continue to worsen. Additionally, we also outsource certain critical business activities to third parties, including our dependence on a limited number of suppliers for our aircraft and engines. As a result, we rely upon the successful implementation and execution of the business continuity planning of such entities in the current environment. The successful implementation and execution of these third parties’ business continuity strategies are largely outside our control. If one or more of such third parties experience operational failures as a result of the impacts from the spread of COVID-19, or claim that they cannot perform due to a force majeure, it may have a material adverse impact on our business, results of operations and financial condition.

The extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments, including the currently unknowable duration of the COVID-19 pandemic; the efficacy of, ability to administer and extent of adoption of any COVID-19 vaccines domestically and globally; the impact of existing and future governmental regulations, travel advisories and restrictions that are imposed in response to the pandemic, including pursuant to executive orders, such as the new mask mandate; additional reductions to our flight capacity, or a voluntary temporary cessation of all flights, that we implement in response to the pandemic; and the impact of COVID-19 on consumer behavior, such as a reduction in the demand for air travel, especially in our destination cities. The total potential economic impact brought on by the COVID-19 pandemic is difficult to assess or predict, and it has already caused, and is likely to result in further, significant disruptions of global financial markets, which may reduce our ability to access capital on favorable terms or at all, and increase the cost of capital. In addition, a recession, depression or other sustained adverse economic event resulting from the spread of the coronavirus would materially adversely impact our business and the value of our common stock. The impact of the COVID-19 pandemic on global financial markets has negatively impacted the value of our common stock to date as well as our debt ratings, and could continue to negatively affect our liquidity. Our credit rating was downgraded by Fitch to BB- in April 2020 and by S&P Global to B in June 2020. In May 2020, the credit rating of our Spirit Airlines Pass Through Trust Certificates Series 2015-1 Class C and our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class C was downgraded by Fitch from BBB- to BB+. In June 2020, the credit ratings of our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class A and B were downgraded by S&P Global to BBB and BB-, respectively. In November 2020, the credit ratings of our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class AA and C were downgraded by S&P Global to AA- and BB, respectively. The downgrades of our ratings were based on our increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our ratings levels, the airline industry, or the Company, our business, financial condition and results of operations would be adversely affected. These developments are highly uncertain and cannot be predicted. There are limitations on our ability to mitigate the adverse financial impact of these items, including as a result of our significant aircraft-related fixed obligations. COVID-19 also makes it more challenging for management to estimate future performance of our business, particularly over the near to medium term. A further significant decline in demand for our flights could have a materially adverse impact on our business, results of operations and financial condition.

On March 27, 2020, the CARES Act was signed into law, and on April 20, 2020 we reached an agreement with the Treasury to receive funding through the Payroll Support Program ("PSP") over the second and third quarters of 2020. Additionally, on December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and in January 2021, we reached an agreement with the Treasury to receive additional funding in early 2021. The funding we received is subject to restrictions and limitations. See “—We have agreed to certain restrictions on our business by accepting financing under the legislation enacted in response to the COVID-19 pandemic.”

The COVID-19 pandemic may also exacerbate other risks described in this “Risk Factors” section, including, but not limited to, our competitiveness, demand for our services, shifting consumer preferences and our substantial amount of outstanding indebtedness.

We have agreed to certain restrictions on our business by accepting financing under the legislation enacted in response to the COVID-19 pandemic.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provided liquidity in the form of loans, loan guarantees, and other investments to air carriers, such as us, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by the Treasury.

On April 20, 2020, we entered into a PSP agreement with the Treasury, pursuant to which we received a total of $334.7 million through July 31, 2020, which funds were used exclusively to pay for salaries and benefits for our employees through September 30, 2020. Of that amount, $70.4 million is in the form of a low-interest 10-year note. In addition, in connection with its participation in the PSP, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 500,151 shares of our common stock, par value $0.0001 per share, at a strike price of $14.08 per share (the closing price for the shares of common stock on April 9, 2020). In September 2020, we were notified by the Treasury of additional funds available under the PSP portion of the CARES Act. We received an additional installment of $9.7 million from the Treasury of which $2.9 million is in the form of a low-interest 10-year loan. Also, in connection with this additional installment, we issued to the Treasury warrants to purchase up to an additional 20,646 shares of our common stock at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020).

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

In connection with our participation in the PSP, we were, and continue to be, subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on payment of dividends and stock buybacks through September 30, 2021;
•Limits on certain executive compensation including limiting pay increases and severance pay or other benefits upon terminations, through March 24, 2022;
•Requirements to maintain certain levels of scheduled services (including to destinations where there may currently be significantly reduced or no demand) through September 30, 2020;

•A prohibition on involuntary terminations or furloughs of our employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2020;
•A prohibition on reducing the salaries, wages, or benefits of our employees (other than our executive officers or independent contractors, or as otherwise permitted under the terms of the PSP) through September 30, 2020;
•Limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•Additional reporting and recordkeeping requirements relating to the CARES Act funds.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. This new legislation provides an extension or additional benefits designed to address the continuing economic fallout from the COVID-19 pandemic. The bill extends the PSP program of the CARES Act through March 31, 2021 ("PSP2") and provides an additional $15 billion to fund the PSP2 program for employees of passenger air carriers. Airlines participating in the PSP2 program are required to, among other things:
•Continue restrictions on payment of dividends and stock buybacks through March 31, 2022;
•Continue limits on executive compensation through October 1, 2022;
•Refrain from conducting involuntary furloughs or reducing pay rates and benefits until March 31, 2021;
•Continue requirements to maintain certain levels of scheduled services through March 1, 2022;
•Continue reporting requirements; and
•Recall all employees that were involuntarily furloughed or terminated between October 1, 2020 and the date the carrier enters into the new payroll support agreement with the Treasury. Such employees, if returning to work, must be compensated for lost pay and benefits between December 1, 2020 and the date of such new payroll support agreement.
In late December, we notified the Treasury of our intent to participate in the PSP2. We entered into a new payroll support program agreement with Treasury on January 15, 2021. We expect to receive approximately $184.5 million pursuant to our participation in the PSP2. In January 2021, we received the first installment of $92.2 million in the form of a grant. Of the remaining amount, we expect that approximately $25 million will be in the form of a low-interest 10-year loan. In addition, in connection with our participation in the PSP2, we are required to issue to Treasury warrants to purchase up to 103,761 shares of our common stock at a strike price of $24.42 per share (the closing price of the shares of our common stock on December 24, 2020). Total warrants issued in connection with the PSP and PSP2 will represent less than 1% of the outstanding shares of our common stock as of December 31, 2020.
These restrictions and requirements could materially adversely impact our business, results of operations and financial condition by, among other things, requiring us to change certain of our business practices and to maintain or increase cost levels to maintain scheduled service with little or no offsetting revenue, affecting retention of key personnel and limiting our ability to effectively compete with others in our industry who may not be receiving funding and may not be subject to similar limitations.

We cannot predict whether the assistance from the Treasury through the PSP or PSP2 will be adequate to continue to pay our employees for the duration of the COVID-19 pandemic or whether additional assistance will be required or available in the future. We previously applied to the Treasury for a secured loan through the CARES Act but we determined not to move forward with such loan in September 2020. There can be no assurance that loans or other assistance will be available through the CARES Act or any future legislation, or whether we will be eligible to receive any additional assistance, if needed.

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
The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition has, and may continue to, adversely affect our revenue generation. Moreover, many other airlines have begun to unbundle services by charging separately for services such as baggage and advance seat selection. This unbundling and other cost reducing measures could enable competitor airlines to reduce fares on routes that we serve. Beginning in 2015, and continuing through 2019, more widespread availability of low fares, including from legacy network carriers, coupled with an increase in domestic capacity led to dramatic changes in pricing behavior in many U.S. markets. Many domestic carriers began matching lower cost airline pricing, either with limited or unlimited inventory. Additionally, changes in practices, including with respect to change and cancellation fees, as a result of the COVID-19 pandemic has led to further pricing changes among our competitors.
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
Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies, new pricing policies designed to compete with ULCCs or new market entrants. Any such competitor may have greater financial resources and access to less expensive sources of capital than we do, which could enable them to operate their business with a lower cost structure, or enable them to operate with lower-marginal revenues without substantial adverse effects, than we can. If these competitors adopt and successfully execute a ULCC business model, we could be materially adversely affected. In 2015, Delta Air Lines began to market and sell a "Basic Economy" product which was designed in part to provide its customers with a low base fare similar to Spirit. In 2017, American Airlines and United Airlines announced their own "Basic Economy" product and beginning in late 2019, other airlines like Alaska Airlines and JetBlue, have followed suit.
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
Aircraft fuel costs represented 18.6%, 29.8% and 31.6% of our total operating expenses for 2020, 2019 and 2018, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could disrupt oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East and Venezuela, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.
Aircraft fuel prices have been subject to high volatility, fluctuating substantially over the past several years. For example, our fuel prices spiked at a high of $3.32 per gallon, in the second quarter of 2012, and fell as low as $1.05 per gallon in the second quarter of 2020. We cannot predict the future availability, price volatility or cost of aircraft fuel. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase or decrease in the price of aircraft fuel can have a significant negative impact on our operating costs or revenues and on our business, results of operations and financial condition.
The International Maritime Organization's ("IMO") new low-sulfur fuel oil requirements for ships came into effect on January 1, 2020. Considering the general decline in jet fuel demand during 2020 due to the COVID-19 pandemic, it is still uncertain how the availability and price of jet fuel around the world will be affected by the implementation of the IMO 2020 Regulations. Increased costs and/or decreased supply of jet fuel may be material and could adversely affect the results of our operations and financial condition.
Fuel derivative activity, if any, may not reduce fuel costs.
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps ("jet fuel swaps") and United States Gulf Coast jet fuel options ("jet fuel options"). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2020, we had no outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”
Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
During 2020, 2019 and 2018, we generated non-ticket revenues of $1,053.8 million, $1,943.7 million and $1,618.9 million, respectively. Our non-ticket revenues are generally generated from charges for, among other things, baggage, bookings through certain of our distribution channels, advance seat selection, itinerary changes and loyalty programs. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and Federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive and increasing regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”

The airline industry is particularly sensitive to changes in economic conditions. Adverse economic conditions would negatively impact our business, results of operations and financial condition.
Our business and the airline industry in general are affected by many changing economic conditions beyond our control, including, among others:
•changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets;
•changes in consumer preferences, perceptions, spending patterns or demographic trends, including any increased preference for higher-fare carriers offering higher amenity levels, and reduced preferences for low-fare carriers offering more basic transportation;
•higher levels of unemployment and varying levels of disposable or discretionary income;
•depressed housing and stock market prices; and
•lower levels of actual or perceived consumer confidence.
These factors can adversely affect, and from time to time have adversely affected, our results of operations, our ability to obtain financing on acceptable terms and our liquidity. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs can reduce spending for price-sensitive leisure and business travel. For many travelers, in particular the price-sensitive travelers we serve, air transportation is a discretionary purchase that they may reduce or eliminate from their spending in difficult economic times. The overall decrease in demand for air transportation in the United States in 2008 and 2009 resulting from record high fuel prices and the economic recession required us to take significant steps to reduce our capacity, which reduced our revenues. Additionally, we were required to reduce our capacity as a result of a dramatic drop in demand due to, and restrictions imposed as a result of, the COVID-19 pandemic beginning in the second quarter of 2020. Unfavorable economic conditions could also affect our ability to raise prices to counteract the effect of increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.
The airline industry faces ongoing security concerns and related cost burdens, furthered by threatened or actual terrorist attacks or other hostilities that could significantly harm our industry and our business.
The terrorist attacks of September 11, 2001 and their aftermath negatively affected the airline industry. The primary effects experienced by the airline industry included:
•substantial loss of revenue and flight disruption costs caused by the grounding of all commercial air traffic in or headed to the United States by the FAA for days after the terrorist attacks;
•increased security and insurance costs;
•increased concerns about future terrorist attacks;
•airport shutdowns and flight cancellations and delays due to security breaches and perceived safety threats; and
•significantly reduced passenger traffic and yields due to the subsequent dramatic drop in demand for air travel.
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

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, new travel related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017, Hurricane Dorian in August 2019 and Hurricane Laura in August 2020) as well as southern Texas (such as Hurricane Harvey in August 2017), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico and the December 2019 and January 2020 earthquakes in Puerto Rico) can cause flight cancellations, significant delays and facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19, could result in significant decreases in passenger traffic and the imposition of government restrictions in service and could have a material adverse impact on the airline industry. As a result of the COVID-19 pandemic, the U.S. government and government authorities in other countries around the world have implemented travel bans and other restrictions, which have drastically reduced consumer demand. For additional information, see “—The COVID-19 pandemic and measures to reduce its spread have had, and will likely continue to have, a material adverse impact on our business, results of operations and financial condition.” Any increases in travel related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in January 2019 may have a negative impact on our operations and financial results.
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
Our business is labor intensive, with labor costs representing approximately 39.3%, 26.0% and 24.2% of our total operating costs for 2020, 2019 and 2018, respectively. As of December 31, 2020, approximately 82% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
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
During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the current five-year agreement with us. In connection with the current agreement, we incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts were recorded in special charges (credits) within operating expenses in the consolidated statement of operations for the year ended December 31, 2018.
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

In July 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement. In February 2020, the IAMAW notified us, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering our ramp service agents that became amendable in June 2020. The parties expect to schedule meeting dates for negotiations soon.
In June 2018, our passenger service agents voted to be represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. As of December 31, 2020, we continued to negotiate with the TWU.
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
The Patient Protection and Affordable Care Act was enacted in 2010. A decision in the Supreme Court regarding this law is pending and it may be repealed in its entirety or certain aspects may be changed or replaced. If the law is repealed or significantly modified or if new healthcare legislation is passed, such action could significantly increase cost of the healthcare benefits provided to our U.S. employees. In addition, the failure to comply materially with such existing and new laws, rules and regulations could adversely affect our business, results of operations and financial conditions.
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
In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, IAE and Pratt & Whitney over the next several years, and we will need to finance these purchases. We may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of pre-delivery deposit payments ("PDPs"), or for other working capital. Factors that affect our ability to raise financing or access the capital markets include market conditions in the airline industry, economic conditions, the perceived residual value of aircraft and related assets, the level and volatility of our earnings, our relative competitive position in the markets in which we operate, our ability to retain key personnel, our operating cash flows and legal and regulatory developments. Regardless of our creditworthiness, at times the market for aircraft purchase or lease financing has been very constrained due to such factors as the general state of the capital markets and the financial position of the major providers of commercial aircraft financing.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
Historically, we have maintained a high daily aircraft utilization rate. During 2020, we operated our aircraft at lower utilization levels due to the COVID-19 pandemic and as such our average daily aircraft utilization of 6.9 hours for 2020 was unusually low. Our average daily aircraft utilization was 12.3 hours for 2019 and 12.1 hours for 2018. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, outbreaks of pandemic or contagious diseases or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2020, the average age of our aircraft was approximately 6.5 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our consolidated balance sheet. Depending on their recoverability, these maintenance reserves may be classified as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.
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
DOT has been aggressive in enforcing regulations for violations of the tarmac delay rules, passenger with disability rules, advertising rules and other consumer protection rules that could increase the cost of airline operations or reduce revenues. In December 2020, the DOT issued a Final Rule on Traveling by Air with Service Animals. This rule limits service animals to a dog that is individually trained to do work or perform tasks for the benefit of a person with a disability, and no longer considers an emotional support animal to be a service animal. This eliminates the requirement to carry emotional support animals for free, and will likely reduce costs. Additionally, in December 2020, the DOT withdrew a Request for Information soliciting information on whether airline restrictions on the distribution or display of airline flight information constitute an unfair and deceptive business practice and/or an unfair method of competition. The DOT said that decisions on how and where to sell their services should be left to the airlines.

In its first day in office, the Biden Administration issued an Executive Order that froze review and approval of any new rulemaking. This freeze led the DOT to withdraw the Final Rule on Tarmac Delay and the Advance Notice of Proposed Rulemaking (ANPRM) on Airfare Advertising. The ANPRM may not be reissued.

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

In January 2021, the DOT issued a final rule, effective April 2021, to clarify that the maximum amount of Denied Boarding Compensation (DBC) that a carrier may provide to a passenger denied boarding involuntarily is not limited. We cannot forecast how eliminating this maximum amount of payment will affect our costs.

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

A January 2021 Executive Order mandated that masks be worn on commercial aircraft. We will continue to follow all relevant guidelines and guidance to protect our guests and staff, but we cannot forecast what additional safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

In April 2020, we entered into a Payroll Support Program ("PSP") Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which we were required to provide continued air service to certain markets between March and September 2020.

In January 2021, we entered into a PSP Extension Agreement with the Treasury, pursuant to which we are required to provide continued air service to certain markets through March 31, 2021. Under these Agreements, we are subject to restrictions, along with additional reporting and recordkeeping requirements relating to the funds received under the two PSP programs and other programs to provide relief.

Internationally, the Centers for Disease Control (CDC) issued an Order requiring negative COVID-19 test results for passengers entering the US effective on January 26, 2021. This Order shall remain in effect until the declared end of the COVID-19 public health emergency, later CDC modification of the Order, or the end of 2021.This Order could be renewed, and other requirements, such as more stringent bans from certain countries based on emerging strains of the COVID-19 virus, could be imposed. We will continue to comply with all contagious disease requirements issued by the US and foreign governments, but we cannot forecast what additional requirements may be imposed in the future or the extent of any pre-travel testing requirements that may be under consideration in the United States and that may be in place, or renewed, in any foreign jurisdiction we serve, including the effect of such requirements on passenger demand or the costs or revenue impact that would be associated with complying with such requirements.

Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on our business.

Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, limits deductions for borrowers for net interest expense on debt. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to immigration policy; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act or the Tax Cuts and Jobs Act; public company reporting requirements; environmental regulation and antitrust enforcement. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve.

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
Our growth strategy includes acquiring additional aircraft, increasing the frequency of flights and size of aircraft used in markets we currently serve, and expanding the number of markets we serve where our low cost structure would likely be successful. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. We face numerous challenges in implementing our growth strategy, including our ability to:
•maintain profitability;
•acquire delivery positions of and/or financing for new or used aircraft;
•access airports located in our targeted geographic markets where we can operate routes in a manner that is consistent with our cost strategy;
•acquire new and used aircraft in accordance with our intended delivery schedule, and obtain sufficient spare parts or related support services from our suppliers on a timely basis;
•gain access to international routes;
•access sufficient gates and other services at airports we currently serve or may seek to serve; and

•maintain efficient utilization and capacity of our existing aircraft.
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
Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information, credit card data and other confidential information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Although we take steps to secure our management information systems, and although auditors review and approve the security configurations and management processes of these systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective, and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber attacks (including ransom attacks in which malicious persons encrypt our systems, steal data, or both, and demand payment for decryption of systems or to avoid public release of data), computer viruses, power loss, or other disruptive events.  We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. In addition, attacks not targeted at us, but targeted solely at suppliers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, suppliers and others.
Actual or anticipated attacks may cause us (and at times have caused us) to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants, or costs incurred in connection with the notifications to employees, suppliers or the general public as part of our notification obligations to the various governments that govern our business. Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of technology used by us to protect transaction or other data. In addition, data and security breaches can also occur as a result of non-technical issues, including breaches by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Our reputation, brand and financial condition could be adversely affected if, as a result of a significant cyber event or other security issues: our operations are disrupted or shut down; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines in connection with stolen customer, employee or other confidential information; we must dedicate significant resources to system repairs or increase cyber security protection; or we otherwise incur significant litigation or other costs.
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
We are highly dependent on markets served from airports where we maintain a large presence. Our results of operations may be affected by actions taken by governmental or other agencies or authorities having jurisdiction over our operations at airports, including, but not limited to:
•increases in airport rates and charges;
•limitations on take-off and landing slots, airport gate capacity or other use of airport facilities;
•termination of our airport use agreements, some of which can be terminated by airport authorities with little notice to us;
•increases in airport capacity that could facilitate increased competition;
•international travel regulations such as customs and immigration;
•increases in taxes;
•changes in the law that affect the services that can be offered by airlines in particular markets and at particular airports;
•restrictions on competitive practices;
•the adoption of statutes or regulations that impact customer service standards, including security standards; and
•the adoption of more restrictive locally-imposed noise regulations or curfews.
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
As of December 31, 2020, we had a single fuel service contract with World Fuel Services Corporation to manage the majority of the sourcing and contracting of our fuel supply. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
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

One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE, or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. Since the addition of A320neo aircraft in 2016, we have experienced introductory issues with the new-generation PW1100G-JM engines, designed and manufactured by Pratt & Whitney, which has resulted in diminished service availability of such aircraft. We continuously work with Pratt & Whitney to secure support and relief in connection with possible engine related operation disruptions. As of December 31, 2020, we operated 32 A320neo aircraft with PW 1100G-JM engines. We cannot be certain that the new generation PW1100G-JM issues that were previously identified will be adequately corrected or if the defect will require the grounding of any of our A320neos. However, modifications have been designed and will be incorporated into our PW1100G-JM engine fleet over the next three years. Should appropriate design or mechanical modifications not be implemented or not be effective, this could materially adversely affect our business, results of operations and financial condition. These types of events, if appropriate design or mechanical modifications cannot be implemented, could materially adversely affect our business, results of operations and financial condition. Moreover, the use of our aircraft could be suspended or restricted by regulatory authorities in the event of actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft, engines or components that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft, engines or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.
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
There is also an increasing international focus on climate change, carbon emissions and environmental regulation. The incoming principal deputy assistant secretary for aviation and international affairs at the DOT spent the last 25 years working on international aviation climate change policy at Environmental Defense Fund. This may signal increased emphasis on new environmental regulation on commercial aviation.
Members of the International Civil Aviation Organization ("ICAO") have been negotiating a global agreement in greenhouse gas emissions for the aviation industry. In October 2016, the ICAO adopted the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. Further, in June 2018 the ICAO adopted standards pertaining to the collection and sharing of information in international aviation emissions beginning in 2019. We are a participant in the CORSIA program. The CORSIA will increase operating costs for Spirit and other U.S. airlines that operate internationally. The CORSIA is expected to be implemented in phases beginning with a voluntary pilot from 2021 through 2023. The COVID-19 pandemic has depressed international aviation such that 2020 emissions will not be included in setting a baseline. CORSIA’s voluntary pilot phase is still expected to run from 2021 through 2023, and airlines will have until January 2025 to cancel eligible emissions units to comply with their total offsetting requirements for the pilot phase. Certain details are still being developed and the impact cannot be fully predicted. Compliance with CORSIA could significantly increase our operating costs. The potential impact of CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that we would need to acquire, the efficiency of our fleet and the number of flights subject to these requirements. These costs have not been completely defined and could fluctuate.
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

Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team. Competition for highly qualified personnel is intense. For example, the executive compensation limitations under the PSP and PSP2 programs (valid through March 24, 2022 and October 1, 2022, respectively) may hinder our ability to retain our executive officers or other key employees. The loss of any executive officer or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-person life insurance on our management team.
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
We are required to assess our internal control over financial reporting on an annual basis and our management identified a material weakness which has since been remediated. If we identify additional material weaknesses or other adverse findings in the future, we may not be able to report our financial condition or results of operations accurately or timely, which may result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies, and ultimately have an adverse effect on the market price of our common stock.

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

In order to remediate the material weakness, with the oversight of our Audit Committee, Management completed remediation activities including, but not limited to, the following:

• Enhanced cash flow templates to facilitate the preparation and review of the related cash flows;

• Enhanced roll forward reconciliation and management review controls of the capital expenditures amounts included in the statements of cash flows; and

• More detailed reconciliation process and management review of each line in the consolidated statements of cash flows.

Management is committed to maintaining a strong internal control environment and believes this remediation effort represents an improvement in the related controls around the consolidated statement of cash flows. Based on the testing performed during the first, second and third quarters of 2020 on these newly implemented controls around the review of the consolidated statement of cash flows, which was completed in the third quarter of 2020, we have concluded that these controls have been designed appropriately and are operating effectively. As a result, Management considers this material weakness to have been remediated as of September 30, 2020.

If additional material weaknesses in internal controls are discovered in the future, they may adversely affect our ability to record, process, summarize and report financial information timely and accurately and, as a result our financial statements may contain material misstatements or omissions.

Risks Related to Our Programs

The success of the Free Spirit Program and the $9 Fare ClubTM program depend on the success of the Company.

The Free Spirit Program and the $9 Fare ClubTM program depend on the Company’s continued success as a commercial airline and our continued performance under certain Free Spirit Agreements. The success or failure of the Company’s business will have a direct impact the success and the value of the Free Spirit Program and the $9 Fare ClubTM program.

Business decisions made by the Company, including with respect to ticket prices, routes, the location of hubs, cabin designs, safety procedures, any initiatives to retain customers and otherwise, could have an adverse impact on our appeal to air travelers, which could negatively affect participation in the Free Spirit Program and the $9 Fare ClubTM program, damage our reputation or harm our relationships with the Free Spirit Partners. For instance, certain business decisions may negatively adjust the rate at which miles are purchased by third parties under the terms of the applicable Free Spirit Agreement, and decisions by the Company with respect to mergers, divestitures or other corporate events may provide for termination rights of third parties under Free Spirit Agreements, each of which could have a material adverse effect on the financial and operational success, as well as the appraised value of the Free Spirit Program and the $9 Fare ClubTM program.

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

The covenants in the indenture governing the Secured Notes contains a number of provisions that impose restrictions on the Free Spirit Program and the $9 Fare ClubTM program which, subject to certain exceptions, limit the ability the Company to, among other things, amend the policies and procedures of the Free Spirit Program and the $9 Fare ClubTM program in a manner that would be reasonably expected to have a material adverse effect, compete with the Free Spirit Program and the $9 Fare ClubTM by establishing another mileage or loyalty program (subject to certain exceptions) and sell pre-paid miles in excess of $25 million annually and $125 million in the aggregate. The indenture contains additional restrictions on the Free Spirit Program and the $9 Fare ClubTM program, including the ability to terminate or modify certain licenses and certain material Free Spirit Agreements. The indenture also requires Spirit to maintain a minimum liquidity of at least $400 million on a daily basis. Such covenants are in addition to the other restrictions in the indenture, such as restrictions on the ability of the issuers and guarantors of the Secured Notes to make restricted payments, incur additional indebtedness, enter into certain transactions with affiliates, create or incur certain liens on the collateral, merge, consolidate, or sell assets, sell, transfer or otherwise convey the collateral and designate certain subsidiaries as unrestricted.

Complying with these covenants and other restrictive covenants that may be contained in any future debt agreements will limit the Company’s ability to operate our business and may limit our ability to take advantage of business opportunities that are in our long-term interest.

The failure to comply with any of these covenants or restrictions could result in a default under the indenture governing the Secured Notes or any future debt agreement, which could lead to an acceleration of the debt under such instruments and, in some cases, the acceleration of debt under other instruments that contain cross-default or cross-acceleration provisions, each of which could have a material adverse effect on the Company. In the case of an event of default, or in the event of a cross-default or cross-acceleration, we may not have sufficient funds available to make the required payments under our debt agreements.

Risks Related to Our Leverage and Liquidity
We have a significant amount of aircraft-related fixed obligations and we have incurred, and may incur in the future, significant additional debt, that could impair our liquidity and thereby harm our business, results of operations and financial condition.

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2020, our 157 aircraft fleet consisted of 56 aircraft financed under operating leases, 72 aircraft financed under debt arrangements, and 29 aircraft purchased off lease and currently unencumbered. In 2020 and 2019, we paid the lessors rent of $172.0 million and $181.0 million, respectively. In connection with our aircraft and engines, in 2020, we received maintenance deposits, net of payments, of $23.7 million and in 2019, we received maintenance deposits, net of payments, of $22.5 million. As of December 31, 2020, we had future aircraft and spare engine operating lease obligations of approximately $1.9 billion. In 2020 and 2019, we made scheduled principal payments of $254.3 million and $246.8 million on our outstanding debt obligations, respectively. As of December 31, 2020, we had future principal debt obligations of $3.6 billion, of which $290.0 million is due in 2021. In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, International Aero Engines AG, or IAE, and Pratt & Whitney for delivery over the next several years. Further, we entered into an agreement to amend our revolving credit facility. The amendment extended the final maturity date from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million, which will continue to decrease as we take delivery of the related aircraft that collateralize the facility. As of December 31, 2020, we had drawn the full amount of $95.1 million available under the revolving credit facility due in 2021. In addition, we entered into a new $180 million senior secured revolving credit facility. As of December 31, 2020, we had drawn the full amount of $180.0 million available under the revolving credit facility due in 2022. Also in April 2020, we reached an agreement with the Treasury for which we received $344.4 million in funding through the payroll support program, in the form of a grant and a low-interest 10-year note and we expect to receive an additional $184.5 million from the Treasury under PSP2. The funding from the Treasury subjected us to certain restrictions and limitations. In May 2020, we issued $175.0 million of our 4.75% Convertible Senior Notes due 2025 (the “Convertible Notes”). In September 2020, we issued $850 million of our 8.00% Senior Secured Notes due 2025 (the “Secured Notes”). Our ability to pay the fixed and other costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. The amount of our aircraft related fixed obligations, our obligations under our other debt arrangements, and the related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:
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
•make it more difficult for us to pay our other obligations as they become due during adverse general economic and market industry conditions because any related decrease in revenues could cause us to have insufficient cash flows from operations to make our scheduled payments;
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

Our ability to incur secured indebtedness is subject to compliance with certain covenants in the indenture governing the Secured Notes and, in certain circumstances, the liens securing such additional indebtedness will be permitted to be pari passu with the liens securing the Secured Notes.

To the extent that the terms of our current or future debt agreements would prevent us from incurring additional indebtedness, we may be able to obtain amendments to those agreements that would allow us to incur such additional indebtedness, and such additional indebtedness could be material.

We are highly dependent upon our cash balances and operating cash flows.

As of December 31, 2020, we had access to lines of credit from our physical fuel delivery and derivative counterparties and our purchase credit card issuer aggregating $44.6 million and a cash collateralized standby letter of credit facility of $30.0 million. In addition, we have a revolving credit facility, maturing in 2021, for which we had drawn the full amount of $95.1 million as of December 31, 2020, and a new senior secured revolving credit facility, maturing in 2022, for up to $180.0 million which was fully drawn as of December 31, 2020. For additional information, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements—14. Debt and Other Obligations.” These credit facilities are not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft related fixed obligations. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of COVID-19 on our financial position and operations, including through the payroll support program or loan program with the Treasury and offerings of our common stock, Secured Notes and Convertible Notes. For example, in July 2020, we established an “at-the-market offering” program (“ATM Program”) pursuant to which we were permitted to issue and sell up to 9,000,000 shares of our common stock, which amount was fully sold as of September 2020. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

Our liquidity and general level of capital resources impact our ability to hedge our fuel requirements.

From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2020, we had no outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past, we have not had and in the future we may not have sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide any particular level of protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. In a falling fuel price environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs.

Our net operating losses may be limited for U.S. federal income tax purposes under Section 382 of the U.S. Internal Revenue Code.

If a corporation with net operating losses (“NOLs”) undergoes an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), then such corporation’s use of such “pre-change” NOLs to offset income incurred following such ownership change generally will be subject to an annual limitation specified in Section 382 of the Code. Such limitation also may apply to certain losses or deductions that are “built-in” (i.e., attributable to periods prior to the ownership change, but not yet taken into account for tax purposes) as of the date of the ownership change that are subsequently recognized. An ownership change generally occurs when there is either (i) a shift in ownership involving one or more “5% shareholders,” or (ii) an “equity structure shift” and, as a result, the percentage of stock of the corporation owned by one or more 5% shareholders (based on value) has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholders during the “testing period” (generally the three years preceding the testing date). If the use of our net operating losses to offset our income is subject to such an annual limitation, it is possible that our cash flows, business operations or financial conditions could be adversely affected.

Risks Related to Our Securities

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, or warrants issued to the Treasury under the PSP or PSP2, could depress the trading price of our common stock and Convertible Notes.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the PSP, we issued to the Treasury 520,797 warrants which may be exercised for shares of our common stock in consideration for the receipt of funding from the Treasury and we will issue 103,761 additional warrants in connection with our participation in PSP2. See “—We have agreed to certain restrictions on our business by accepting financing under the legislation enacted in response to the COVID-19 pandemic.” Additionally, we issued 9,000,000 shares pursuant to our ATM Program. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. The indenture for the Convertible Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the Convertible Notes, may significantly decline. In addition, any issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including holders of our Convertible Notes who have received shares of our common stock upon conversion of their Convertible Notes.

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
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•the severity, extent and duration of the ongoing COVID-19 pandemic and its impact on our business, results of operations, financial condition and credit ratings, as well as on the travel industry and consumer spending more broadly, the actions taken to reduce the spread of the virus, the effectiveness of our cost reduction and liquidity preservation measures, and the speed and extent of the recovery across the broader travel industry;
•announcements concerning our competitors, the airline industry or the economy in general;
•strategic actions by us or our competitors, such as acquisitions or restructurings;
•increased price competition;
•media reports and publications about the safety of our aircraft or the aircraft type we operate;
•new regulatory pronouncements and changes in regulatory guidelines;
•changes in the price of aircraft fuel;
•announcements concerning the availability of the type of aircraft we use;
•general and industry-specific economic conditions;
•changes in financial estimates or recommendations by securities analysts or failure to meet analysts’ performance expectations;
•sales of our common stock or other actions by investors with significant shareholdings;
•trading strategies related to changes in fuel or oil prices; and
•general market, political and economic conditions, including as a result of the efficacy of, ability to administer and extent of adoption of any COVID-19 vaccines domestically and globally.
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

We may be unable to purchase the Secured Notes or the Convertible Notes upon the occurrence of an applicable change of control or other event.

Upon the occurrence of a Parent Change of Control, as defined in the indenture governing the Secured Notes, the issuers of the Secured Notes would be required to offer to purchase such notes for cash at a price equal to 101% of their aggregate principal amount, plus accrued and unpaid interest, if any, to, but not including, the repurchase date. Additionally, holders of the Convertible Notes may require us to repurchase their notes following a fundamental change, as defined in the indenture governing the Convertible Notes, at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion, we will satisfy part or all of our conversion obligation in cash unless we elect to settle conversions solely in shares of our common stock.

Applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Secured Notes or Convertible Notes or pay the cash amounts due upon conversion of the Convertible Notes.

Moreover, the exercise by holders of the Secured Notes or Convertible Notes of the right to require the issuers to repurchase their respective notes, or the failure to repurchase such notes, could cause a default under our other debt, even if the event itself does not result in a default under such debt, due to the financial effect of such repurchase. In addition, we may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or the Secured Notes, or pay the cash amounts due upon conversion of the Convertible Notes. Therefore, we cannot assure you that sufficient funds will be available when necessary to make any required repurchases.

In addition, the indenture governing the Secured Notes sets forth certain Mandatory Prepayment Events, as defined in the indenture governing the Secured Notes. Upon the occurrence of any such Mandatory Prepayment Event, we would be required to prepay the Secured Notes pro rata to the extent of any net cash proceeds received in connection with such event, at a price equal to 100% of the principal amount to be redeemed plus an applicable premium and accrued and unpaid interest, if any, thereon to, but excluding, the prepayment date. Our failure to complete any such mandatory prepayment would result in a default under the indenture governing the Secured Notes. Such a default may, in turn, constitute a default under any other of our debt agreements that may then be outstanding.

Finally, the indenture governing the Secured Notes sets forth certain Mandatory Repurchase Offer Events, as defined in the indenture governing the Secured Notes. Upon the occurrence of any such Mandatory Repurchase Offer Event, we would be required to offer to repurchase the Secured Notes pro rata to the extent of any net cash proceeds received in connection with such event, at a price equal to 100% of the principal amount to be repurchased plus accrued and unpaid interest thereon to, but excluding, the repurchase date. Our failure to discharge this obligation would result in a default under the indenture governing the Secured Notes. Such a default may, in turn, constitute a default under other of our debt agreements that may then be outstanding.

The indenture governing the Secured Notes impose certain restrictions which may adversely affect our business and liquidity.

The indenture governing the Secured Notes imposes certain restrictions on the issuers of the Secured Notes and certain guarantors. These restrictions limit their ability to, among other things: (i) make restricted payments, (ii) incur additional indebtedness, (iii) create certain liens on the collateral, (iv) sell or otherwise dispose of the collateral and (v) consolidate, merge, sell or otherwise dispose of all or substantially all of the issuers’ assets, among other restrictions. As a result of these restrictions, we may be limited in how we conduct our business, in our ability to compete effectively or in our ability to implement changes or take advantage of business opportunities—including by making strategic acquisitions, investments or alliances, restructuring our organization or financing capital needs—that would be in our interest. We may also be unable to raise additional indebtedness or equity financing to operate during general economic or business downturns.
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
On March 29, 2020, the board of directors adopted a Rights Agreement (the “Rights Agreement”) and declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of our common stock to stockholders of record as of the close of business on April 9, 2020. In addition, each share issued upon conversion of the Convertible Notes and any shares of common stock issued through March 29, 2021 will have such Right. Our board of directors has adopted the Rights Agreement to reduce the likelihood that a potential acquirer would gain (or seek to influence or change) control of us by open market accumulation or other tactics without paying an appropriate premium for our shares. In general terms and subject to certain exceptions, it works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 10% or more of our outstanding common stock without the approval of our board of directors. The Rights Agreement may make it difficult to remove our board of directors and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock.
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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2020, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2020, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
Our amended and restated certificate of incorporation also specifies that the Court of Chancery of the State of Delaware shall be the exclusive forum for substantially all disputes between us and our stockholders. Because the applicability of the exclusive forum provision is limited to the extent permitted by applicable law, we do not intend for the exclusive forum provision to apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction, and acknowledge that federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act. We note that there is uncertainty as to whether a court would enforce the provision as it applies to the Securities Act and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. This provision may have the effect of discouraging lawsuits against our directors and officers.

We do not intend to pay cash dividends for the foreseeable future.
We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and fund share repurchases under programs approved by our Board of Directors. We do not intend to pay cash dividends in the foreseeable future. As described herein, our Board of Directors is prohibited from declaring dividends until March 31, 2022, pursuant to the terms of our participation in the PSP and

PSP2. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our Board of Directors deems relevant. The timing of any share repurchases under share repurchase programs will depend upon market conditions, our capital allocation strategy and other factors, subject to the limitations pursuant to our participation in the PSP and PSP2.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2020, we operated a fleet of 157 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned	Number Leased
A319	145	14.3	31	25	6
A320ceo	182	6.2	64	36	28
A320neo	182	1.7	32	10	22
A321	228	4.0	30	30	—
		6.5	157	101	56
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. As of December 31, 2020, our firm aircraft orders consisted of 126 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, we had 10 direct operating leases for A320neos with third-party lessors, with deliveries expected through 2021. We also have one spare engine order for a V2500 SelectTwo engine with IAE and two spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023.
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
As of December 31, 2020, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 26% of our capacity operating from FLL during 2020. We operate primarily out of Terminals 3 & 4 at FLL. We currently use up to thirteen gates simultaneously at Terminal 3 and Terminal 4. We have preferential access to six of the Terminal 4 gates, preferential access to four of the Terminal 3 gates, common use access to the four airport controlled Terminal 4 gates, and common use access to the one airport controlled Terminal 3 gate. Other airports through which we conduct significant operations include Orlando International Airport (MCO), McCarran International Airport (LAS), Detroit Metropolitan Wayne County Airport (DTW), Hartsfield-Jackson Atlanta International Airport (ATL), and Chicago O'Hare International Airport (ORD).
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
Our principal executive offices and headquarters are located in a leased facility at 2800 Executive Way, Miramar, Florida 33025, consisting of approximately 56,000 square feet. The lease for this facility expires in January 2025. In January 2014, we expanded our principal executive offices and headquarters by leasing an additional facility located at 2844 Corporate Way, Miramar, Florida 33025, consisting of approximately 15,000 square feet. The lease for this facility expires in January 2025. In March 2018, we added approximately 26,000 square feet of office space at 2877-2899 N Commerce Parkway, Miramar, FL 33025 to further support the corporate headquarters. In July 2019, the lease on this space was extended on substantially the same terms and expires on February 28, 2023.

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we intend to build a new headquarters campus. In connection with the lease agreement, we are expected to build a 200-unit residential building.
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

	High	Low
Fiscal year ended December 31, 2019
First Quarter	$63.06	$51.55
Second Quarter	58.30	45.95
Third Quarter	55.05	36.03
Fourth Quarter	41.37	33.10
Fiscal year ended December 31, 2020
First Quarter	$44.58	$8.39
Second Quarter	25.56	8.01
Third Quarter	19.36	15.37
Fourth Quarter	27.03	15.56
As of January 28, 2021, there were approximately 84 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2021 Proxy Statement is incorporated herein by reference.
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
Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2020. Repurchases of equity securities during the period include repurchases made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2020	370	$16.64	—	$—
November 1-30, 2020	2,004	17.69	—	—
December 1-31, 2020	1,156	27.02	—	—
Total	3,530	$20.63	—

During the first three quarters of 2020, we repurchased 41 thousand shares for a total of $1.6 million. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock awards.
Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index, the NYSE ARCA Airline Index and the S&P 500 Index for the period beginning on December 31, 2015 and ending on December 31, 2020. The graph assumes an investment of $100 in our stock and the three indices, respectively, on December 31, 2015, and further assumes the reinvestment of all dividends. We have historically presented the stock performance graph by comparing our cumulative total shareholder return against the cumulative total return of a published airline industry index, the NYSE Arca Airline Index, and the Nasdaq Composite Index. We have decided to change from the Nasdaq Composite Index to the S&P 500 Index due to its broader scope. Beginning with our Annual Report on Form 10-K for 2021, we will only present the cumulative total return of the S&P 500 Index and the NYSE Arca Airline Index. Stock price performance, presented for the period from December 31, 2015 to December 31, 2020, is not necessarily indicative of future results.

Spirit
NYSE ARCA Airline Index
NASDAQ Composite Index
S&P 500 Index
300
250
200
150
100
50
0
12/31/15
12/31/16
12/31/17
12/31/2018
12/31/2019
12/31/2020

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Spirit	$100.00	$145.19	$112.55	$145.35	$101.15	$61.36
NYSE ARCA Airline Index	$100.00	$128.53	$136.47	$107.26	$131.65	$99.75
NASDAQ Composite Index	$100.00	$108.97	$141.36	$137.39	$187.87	$272.51
S&P 500 Index	$100.00	$111.95	$136.38	$130.39	$171.44	$202.96

ITEM 6.    SELECTED FINANCIAL DATA
You should read the following selected historical financial and operating data below in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included in this annual report. The selected financial data in this section are not intended to replace the consolidated financial statements and are qualified in their entirety by the consolidated financial statements and related notes included in this annual report.
We derived the selected consolidated statements of operations data for the years ended December 31, 2020, 2019 and 2018 and the consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included in this annual report. We derived the selected statements of operations data for the years ended December 31, 2017 and 2016 and the balance sheet data as of December 31, 2018, 2017 and 2016 from our audited financial statements not included in this annual report. Our historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except share and per-share data)
Operating revenues:
Passenger	$1,765,533	$3,757,605	$3,260,015	$2,572,887	$2,257,801
Other	44,489	72,931	63,019	70,665	62,220
Total operating revenue	1,810,022	3,830,536	3,323,034	2,643,552	2,320,021
Operating expenses:
Salaries, wages and benefits	909,834	865,019	719,635	527,959	472,471
Aircraft fuel (1)	431,000	993,478	939,324	615,581	447,553
Depreciation and amortization	278,588	225,264	176,727	140,152	101,136
Landing fees and other rents	251,028	256,275	214,677	180,655	151,679
Aircraft rent	196,359	182,609	177,641	205,852	201,675
Maintenance, materials and repairs	111,227	143,575	129,078	110,439	98,587
Distribution	85,059	153,770	137,001	113,472	96,895
Loss on disposal of assets	2,264	17,350	9,580	4,168	4,187
Special charges (credits) (2)	(302,761)	717	88,921	12,629	37,189
Other operating	355,186	491,432	379,536	347,820	267,191
Total operating expenses	2,317,784	3,329,489	2,972,120	2,258,727	1,878,563
Operating income	(507,762)	501,047	350,914	384,825	441,458
Other (income) expense:
Interest expense (3)	134,520	101,350	83,777	57,302	41,654
Capitalized interest (4)	(15,995)	(12,471)	(9,841)	(13,793)	(12,705)
Interest income	(6,314)	(25,133)	(19,107)	(8,736)	(5,276)
Other expense	211	875	752	366	528
Special charges, non-operating (5)	—	—	90,357	—	—
Total other (income) expense	112,422	64,621	145,938	35,139	24,201
Income before income taxes	(620,184)	436,426	204,976	349,686	417,257
Provision (benefit) for income taxes (6)	(191,484)	101,171	49,227	(65,836)	153,774
Net income (loss)	$(428,700)	$335,255	$155,749	$415,522	$263,483
Earnings (Loss) Per Share:
Basic	$(5.06)	$4.90	$2.28	$6.00	$3.75
Diluted	$(5.06)	$4.89	$2.28	$5.99	$3.74
Weighted average shares outstanding:
Basic	84,692,113	68,428,528	68,248,931	69,220,750	70,343,935
Diluted	84,692,113	68,558,629	68,430,832	69,376,930	70,507,596

(1)Aircraft fuel expense is the sum of (i) “into-plane fuel cost,” which includes the cost of jet fuel and certain other charges such as fuel taxes and oil, (ii) realized gains and losses related to fuel derivative contracts, if any, and (iii) unrealized gains and losses related to fuel derivative contracts, if any. The following table summarizes the components of aircraft fuel expense for the periods presented:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Into-plane fuel cost	$431,000	$993,478	$939,324	$615,581	$447,533
Realized losses (gains) related to fuel derivatives contracts, net	—	—	—	—	—
Unrealized losses (gains) related to fuel derivative contracts, net	—	—	—	—	—
Aircraft fuel expense	$431,000	$993,478	$939,324	$615,581	$447,533

(2)Special charges (credits) include: (i) for 2016, $37.2 million related to lease termination charges recognized in connection with the purchase of 7 aircraft formerly financed under operating lease agreements; (iii) for 2017, $12.6 million related to lease termination charges recognized in connection with the purchase of one engine and one aircraft formerly financed under operating lease agreements; (iv) for 2018, $88.7 million related to the ratification incentive payment made in connection with the new collective bargaining agreement with our pilots; (v) for 2019, $0.7 million related to the write-off of aircraft related credits resulting from the exchange of credits negotiated under the new purchase agreement with Airbus; (vi) for 2020, $302.8 million in credits related to: (a) the grant component of the PSP funds received from the Treasury of $266.8 million, net of the related costs, and (b) CARES Act Employee Retention credit of $38.5 million, which were partially offset by (c) charges related to the Company's voluntary and involuntary employee separation programs of $2.5 million. Please see "Notes to Consolidated Financial Statements—5. Special Charges and Credits" for further discussion.
(3)Interest expense in 2016, 2017, 2018, 2019, and 2020 primarily relates to interest related to financing of purchasing aircraft. In 2020, interest expense also includes interest and accretion related to our convertible notes and 8.00% senior secured notes.
(4)Interest attributable to funds used to finance the acquisition of new aircraft, including PDPs is capitalized as an additional cost of the related asset. In 2016, 2017, 2018, 2019, and 2020, capitalized interest primarily represents interest related to the financing of purchased aircraft.
(5)In 2018, special charges, non-operating of $90.4 million represents interest related to an aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to finance leases. Please see "Notes to Consolidated Financial Statements—5. Special Charges and Credits" for further discussion.
(6)During the twelve months ended December 31, 2017, we recorded a non-recurring income tax benefit of $196.7 million ($2.84 and $2.84 per basic and diluted share, respectively) due to the enactment of the Tax Cuts and Jobs Act of 2017. During the twelve months ended December 31, 2020, we recorded a non-recurring discrete federal tax benefit of $56.1 million ($0.66 and $0.66 per basic and diluted share, respectively) related to the passage of the CARES Act, which allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate.

The following table presents consolidated balance sheet data for the periods presented:

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$1,789,723	$978,957	$1,004,733	$800,849	$700,900
Restricted cash	71,401	—	—	—	—
Short-term investment securities	106,339	105,321	102,789	100,937	100,155
Total assets (7)	8,398,825	7,043,412	5,165,457	4,145,800	3,153,629
Long-term debt and finance leases, including current portion	3,450,832	2,219,305	2,188,331	1,502,928	981,713
Shareholders' equity	2,249,695	2,261,332	1,928,504	1,762,574	1,385,184

(7)Amounts prior to 2019 do not reflect the adoption of ASU No. 2016-02, "Leases (Topic 842)," completed in the first quarter of 2019.

	Year Ended December 31,
	2020	2019	2018	2017	2016
Operating Statistics (unaudited) (A)
Average aircraft	153.0	135.2	118.9	103.6	86.2
Aircraft at end of period	157	145	128	112	95
Average daily aircraft utilization (hours)	6.9	12.3	12.1	11.6	12.4
Average stage length (miles)	1,030	1,002	1,032	999	979
Block hours	387,814	607,055	526,343	438,728	389,914
Departures	144,272	227,041	192,845	165,449	149,514
Passenger flight segments (thousands)	18,444	34,537	29,312	24,183	21,618
Revenue passenger miles (RPMs) (thousands)	19,319,410	35,245,285	30,623,379	24,605,512	21,581,611
Available seat miles (ASMs) (thousands)	27,718,387	41,783,001	36,502,982	29,592,819	25,494,645
Load factor (%)	69.7	84.4	83.9	83.1	84.7
Fare revenue per passenger flight segment ($)	41.00	54.63	58.14	56.38	55.42
Non-ticket revenue per passenger flight segment ($)	57.14	56.28	55.23	52.94	51.90
Total revenue per passenger flight segment ($)	98.14	110.91	113.37	109.32	107.32
Average yield (cents)	9.37	10.87	10.85	10.74	10.75
Total operating revenue per ASM (TRASM) (cents)	6.53	9.17	9.10	8.93	9.10
CASM (cents)	8.36	7.97	8.14	7.63	7.37
Adjusted CASM (cents) (B)	9.45	7.93	7.87	7.59	7.21
Adjusted CASM ex fuel (cents) (C)	7.89	5.55	5.30	5.51	5.45
Fuel gallons consumed (thousands)	289,401	470,939	412,256	343,709	302,781
Average fuel cost per gallon ($)	1.49	2.11	2.28	1.79	1.48

(A)See “Glossary of Airline Terms” elsewhere in this annual report for definitions of terms used in this table.
(B)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2020		2019		2018		2017		2016
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.36		7.97		8.14		7.63		7.37
Less:
Loss on disposal of assets	2.3	0.01	17.4	0.04	9.6	0.03	4.2	0.01	4.2	0.02
Special charges (credits)	(302.8)	(1.09)	0.7	—	88.9	0.24	12.6	0.04	37.2	0.15
Supplemental rent adjustments	2.3	0.01	(0.5)	—	—	—	(4.1)	(0.01)	—	—
Federal excise tax recovery	(3.1)	(0.01)	—	—	—	—	—	—	—	—
Adjusted CASM (cents)		9.45		7.93		7.87		7.59		7.21

(C)Excludes aircraft fuel expense, loss on disposal of assets, special charge (credits), supplemental rent adjustments and federal excise tax recovery adjustments.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of fiscal year 2020 compared to fiscal year 2019 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2018 items and fiscal year 2019 compared to fiscal year 2018, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K/A for the fiscal year ended December 31, 2019, which was filed with the United States Securities and Exchange Commission on April 16, 2020 and is incorporated herein by reference.

2020 Year in Review
We experienced healthy passenger booking and revenue trends for the first two months of 2020 and year-over-year increases that were in line with our expectations. However, as a result of the COVID-19 pandemic, we experienced sharp declines in passenger demand and bookings beginning in March 2020, which continued through the remainder of the year, and we had unprecedented levels of cancellations and capacity reductions. As a result, our operations for 2020 were adversely affected by this reduction in air travel demand.
With the sudden and significant reduction in air travel demand resulting from the COVID-19 pandemic, our load factor significantly decreased beginning in the latter part of March 2020 and remained as such through the remainder of the year. Load factor for 2020 was 69.7% as compared to 84.4% for the prior year. We continued to experience weak passenger demand and bookings during the last three quarters of 2020 driving a decrease in operating revenues of 52.7%, year over year, and a decrease in capacity of 33.7%, year over year. As the COVID-19 pandemic continues to evolve, our financial and operational outlook remains subject to change. We continue to monitor the impact of the pandemic on our operations and financial condition, and to implement and adapt mitigation strategies while working to preserve our cash and protect our long-term sustainability.

We have implemented measures for the safety of our Guests and Team Members as well as to mitigate the impact of COVID-19 on our financial position and operations.

Caring for Guests and Team Members

Our Operations and Task Force teams remain in constant contact with authorities, continuing to evolve its response to ensure the safety of Guests and Team Members. In addition to previously existing procedures including utilization of hospital-grade disinfectants and state-of-the-art HEPA filters that capture 99.97% of airborne particles on board the aircraft, we have implemented and continued the following steps to protect our Guests and Team Members:

•Secured and distributed additional supplies of gloves and sanitizer across our network and augmented the contents of onboard supply kits to contain additional cleaning and sanitizing materials;
•Secured and provided face coverings for all crew and Guest facing team members;
•Required all Guests to complete a Health Acknowledgement at check-in;
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
•Limited face to face interaction through automated baggage systems and biometric photo-matching check in;

•Offered future flight credits with extended expiration dates to Guests with impacted travel plans and waived change and cancellation fees for Guests who booked travel to occur by February 28, 2021. As the COVID-19 pandemic continues to evolve, we will evaluate any continued impact to travel plans and may decide to further extend credit shell expiration dates and/or waive change and cancellation fees in the future.

Supporting Communities

During this unprecedented time, many travelers have been stranded abroad with bans and other restrictions on travel implemented globally and domestically. We worked with embassies and local governments in Aruba, Colombia, Dominican Republic, Ecuador, Haiti, Honduras, Panama, Costa Rica, St. Martin and the U.S. to operate special flights for stranded travelers in such countries. During 2020, we provided over 260 flights to more than 30,000 stranded travelers. In addition, during 2020, we pledged $250,000 in vouchers for flights to U.S. organizations advocating for social justice and civil rights.

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

Capacity Reductions

At the onset of the COVID-19 pandemic in March 2020, in response to government restrictions on travel and drastically reduced consumer demand, we began to significantly reduce capacity each month with the largest capacity reduction in May 2020 at approximately 94%, year over year. In response to modest demand recovery, we strategically added back capacity during certain peak travel periods. During the holiday months of November and December, capacity was reduced to a lesser extent with reductions of 20.8% and 20.1%, year over year. We continue to closely monitor demand and will make adjustments to the flight schedule as appropriate.

The COVID-19 pandemic and its effects continue to evolve with recent developments including the uptick in the rate of infections following the 2020 holiday season, the emergency use authorization issued by the U.S. Food and Drug Administration for certain COVID-19 vaccines in late 2020, and the requirement, effective January 26, 2021, that all U.S. inbound international travelers provide a negative COVID-19 test prior to flying. We currently estimate that air travel demand will continue to be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue to develop. We expect that air travel demand will continue to gradually recover in 2021. However, the situation continues to be fluid and actual capacity adjustments may be different than what we currently expect. Refer to “Notes to the Consolidated Financial Statements—Note 4, Revenue Disaggregation" for discussion of the impact of COVID-19 on our air traffic liability, credit shells and refunds.

COVID-19 Legislation

On March 27, 2020, President Donald Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act was a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee salaries, wages and benefits and up to $25 billion in secured loans.

In April 2020, we entered into a Payroll Support Program ("PSP") Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which we received a total of $344.4 million, used exclusively to pay for salaries, wages and benefits for our Team Members through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, we issued to Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of our common stock at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020) with a fair value of $3.9 million. The remaining amount of $267.2 million is in the form of a grant and was recognized in special charges and credits, net of related costs, in our consolidated statement of operations. Refer to “Notes to the Consolidated Financial Statements—Note 5, Special Charges and Credits" for additional information.

Pursuant to the warrant agreement with the Treasury, we registered the resale of the warrants and the 520,797 shares of common stock issuable upon exercise of such warrants in September and October 2020. Total warrants issued represent less than 1% of the outstanding shares of our common stock as of December 31, 2020. Refer to “Notes to the Consolidated Financial Statements—14, Debt and Other Obligations" for additional information on the notes issued and “Notes to the Consolidated Financial Statements—11, Common Stock and Preferred Stock" for additional information on the warrants.

In connection with our participation in the PSP, we were, and continue to be, subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on payment of dividends and stock buybacks through September 30, 2021;
•Limits on certain executive compensation including limiting pay increases and severance pay or other benefits upon terminations, through March 24, 2022;
•Requirements to maintain certain levels of scheduled services (including to destinations where there may currently be significantly reduced or no demand) through September 30, 2020;
•A prohibition on involuntary terminations or furloughs of our employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2020;
•A prohibition on reducing the salaries, wages, or benefits of our employees (other than our executive officers or independent contractors, or as otherwise permitted under the terms of the PSP) through September 30, 2020;
•Limitations on the use of the grant funds exclusively for the continuation of payment of employee wages, salaries and benefits; and
•Additional reporting and recordkeeping requirements relating to the CARES Act funds.
On April 29, 2020, we applied for additional funds under the Treasury's loan program under the CARES Act (“Loan Program”). On July 1, 2020, we executed a non-binding letter of intent with the Treasury which summarized the principal terms of the financing request submitted by us to the Treasury. In September 2020, we decided that we would not participate in the Treasury's loan program as we were able to secure other forms of financing described below.
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. This new legislation provides an extension or additional benefits designed to address the continuing economic fallout from the COVID-19 pandemic. The bill extends the PSP program of the CARES Act through March 31, 2021 ("PSP2") and provides an additional $15 billion to fund the PSP2 program for employees of passenger air carriers. In late December, we notified the Treasury of our intent to participate in the PSP2 agreement. We entered into a new payroll support program agreement with Treasury on January 15, 2021. We expect to receive approximately $184.5 million pursuant to our participation in the PSP2 program. In January 2021, we received the first installment of $92.2 million in the form of a grant. Of the remaining amount, we expect that approximately $25 million will be in the form of a low-interest 10-year loan. In addition, in connection with our participation in the PSP2, we expect to issue to Treasury warrants to purchase up to 103,761 shares of our common stock at a strike price of $24.42 (the closing price of the shares of our common stock on December 24, 2020).
In connection with our participation in the PSP2, we are subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on payment of dividends and stock buybacks through March 31, 2022;
•Limits on executive compensation through October 1, 2022;
•Restrictions from conducting involuntary furloughs or reducing pay rates and benefits until March 31, 2021;
•Requirements to maintain certain levels of scheduled services through March 1, 2022;
•Reporting requirements; and
•A recall of all employees that were involuntarily furloughed or terminated between October 1, 2020 and the date the carrier enters into the new payroll support agreement with the Treasury. Such employees, if returning to work, must be compensated for lost pay and benefits between December 1, 2020 and the date of such new payroll support agreement.
The CARES Act also provided an employee retention credit (“CARES Employee Retention credit”) which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. We qualified for the credit beginning on April 1, 2020 and received additional credits for qualified wages through December 31, 2020. During the twelve months ended December 31, 2020, we recorded $38.5 million related to the CARES Employee Retention credit within special charges (credits) on our consolidated statements of operations. Refer to “Notes to the Consolidated Financial Statements—5, Special Charges and Credits" for additional information.

The Consolidated Appropriations Act, 2021 also extends and expands the availability of the CARES Employee Retention credit through June 30, 2021, however, certain provisions apply only after December 31, 2020. This new legislation amends the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before July 1, 2021. During the first two quarters of 2021, a maximum of $10,000 in qualified wages for each employee per calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter for the first and second quarters of 2021.

The CARES Act also provides for certain tax loss carrybacks and a waiver on federal fuel taxes through December 31, 2020. As of December 31, 2020, we had recognized $142.0 million in federal related tax loss carrybacks and $6.5 million in federal fuel tax savings reflected within aircraft fuel in our consolidated statements of operations.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2020, we had deferred $23.2 million in social security tax payments. The deferred amounts are recorded within other current liabilities and within deferred gains and other long-term liabilities on our consolidated balance sheet.

Income Taxes
Our effective tax rate for the twelve months ended December 31, 2020 was 30.9% compared to 23.2% for the twelve months ended December 31, 2019. The increase in tax rate, as compared to the prior year period, is primarily due to a $56.1 million discrete federal tax benefit recorded during the twelve months ended December 31, 2020 related to the passage of the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. Excluding this discrete tax benefit, our effective tax rate for the twelve months ended December 31, 2020 would have been 21.8%. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates. Refer to “Notes to the Consolidated Financial Statements—17, Income Taxes" for additional information.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the spread of COVID-19 in the U.S. in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. As a result of these actions, as of December 31, 2020, we had unrestricted cash and cash equivalents and short-term investment securities of $1,896.1 million.

In March 2020, we entered into a senior secured revolving credit facility (the "2022 revolving credit facility") for an initial commitment amount of $110.0 million, and subsequently, in the second quarter of 2020, increased its commitment amount to $180.0 million. As of December 31, 2020, we had fully drawn the available amount of $180.0 million under the 2022 revolving credit facility. The 2022 revolving credit facility matures on March 30, 2022. Refer to “Notes to the Consolidated Financial Statements—14, Debt and Other Obligations" for additional information on our 2022 revolving credit facility.

On May 12, 2020, we completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 (the “convertible notes”). The convertible notes will bear interest at the rate of 4.75% per year and will mature on May 15, 2025. Interest on the convertible notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. We received proceeds of $168.3 million, net of total issuance costs of $6.7 million, and recorded $95.6 million in long-term debt and finance leases, net of debt issuance costs of $3.8 million, on our consolidated balance sheets, related to the debt component of our convertible notes, and $72.7 million in additional paid-in-capital ("APIC"), net of issuance costs of $2.9 million on our consolidated balance sheets, related to the equity component of the convertible notes. Refer to “Notes to the Consolidated Financial Statements—14, Debt and Other Obligations" for additional information on our convertible debt.

Also on May 12, 2020, we completed the public offering of 20,125,000 shares of our voting common stock, which includes full exercise of the underwriters’ option to purchase an additional 2,625,000 shares of common stock, at a public offering price of $10.00 per share (the “common stock offering”). We received proceeds of $192.4 million, net of issuance costs of $8.9 million. Refer to “Notes to the Consolidated Financial Statements—11, Common Stock and Preferred Stock" for further information on our common stock offering.

In June 2020, we entered into an agreement to amend our revolving credit facility entered into in 2018 to finance aircraft pre-delivery payments. The agreement amends the revolving credit facility to extend the final maturity date from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from

$160.0 million to $111.2 million. This facility is secured by the collateral assignment of certain of our rights under the purchase agreement with Airbus. As of December 31, 2020, collateralized amounts were related to 11 Airbus A320neo aircraft scheduled to be delivered between June 2021 and April 2022. The maximum borrowing capacity of $95.1 million, as of December 31, 2020, decreased from $111.2 million due to the delivery of aircraft during the third and fourth quarters of 2020 and will continue to decrease as we take delivery of the related aircraft. The amendment provides approximately $54 million in additional liquidity through March 2021. Refer to “Notes to the Consolidated Financial Statements—14, Debt and Other Obligations" for further information.

Also, in June 2020, we entered into an agreement to defer certain aircraft deliveries originally scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends. During the twelve months ended December 31, 2020, we took delivery of 12 aircraft. In addition, the Company has 16 aircraft scheduled for delivery in 2021. Refer to “Notes to the Consolidated Financial Statements—18, Commitments and Contingencies" for further information on our future aircraft deliveries.

On July 22, 2020, we entered into an equity distribution agreement relating to the issuance and sale from time to time of up to 9,000,000 shares of our common stock in sales deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). During the third quarter of 2020, we completed the sale of all 9,000,000 shares under our "at-the-market offering" program ("ATM program") and had received proceeds of $156.7 million, net of $5.0 million in related issuance costs. Refer to “Notes to the Consolidated Financial Statements—11, Common Stock and Preferred Stock" for further information.

On September 17, 2020, we announced the completion of the private offering by Spirit IP Cayman Ltd., an indirect wholly-owned subsidiary of the Company and Spirit Loyalty Cayman Ltd., an indirect wholly-owned subsidiary of the Company of an aggregate of $850 million principal amount of 8.00% senior secured notes due 2025 (the “8.00% senior secured notes”). The 8.00% senior secured notes are guaranteed by the Company, Spirit Finance Cayman 1 Ltd. (“HoldCo 1”), a direct wholly owned subsidiary of the Company and Spirit Finance Cayman 2 Ltd., a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of the Company (“HoldCo 2”). The 8.00% senior secured notes will be secured by, among other things, a first priority lien on the core assets of the Company’s loyalty programs, comprised of cash proceeds from its Free Spirit co-branded credit card programs, its $9 Fare ClubTM program membership fees, and certain intellectual property required or necessary to operate the loyalty programs, as well as the Company’s brand intellectual property. Refer to Note 4, Revenue Disaggregation, for further information on the Company's loyalty programs. The 8.00% senior secured notes will mature on September 20, 2025. The 8.00% senior secured notes bear interest at a rate of 8.00% per annum, payable in quarterly installments on January 20, April 20, July 20 and October 20 of each year, beginning January 20, 2021. We received proceeds of $823.9 million, net of issuance costs of $17.4 million and original issue discount of $8.7 million, related to this private offering. Refer to “Notes to the Consolidated Financial Statements—14, Debt and Other Obligations" for further information.

In addition, since the onset of the COVID-19 pandemic, we have taken additional action, including:

•Reduced planned discretionary non-aircraft capital spend in 2020 by approximately $70 million;
•Deferred approximately $25 million in heavy maintenance events from 2020 to 2021;
•Reduced planned non-fuel operating costs for 2020 by approximately $30 million, excluding savings related to reduced capacity;
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

For purposes of assessing our liquidity needs, we estimate that demand will continue to be volatile as we recover through 2021, but remain well below 2019 levels. We believe the actions described above, along with the expected funds of the PSP2 program, sufficiently address our future liquidity needs. However, we anticipate we may implement further discretionary changes, cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

Workforce Actions

In July 2020, we distributed a letter to employees, including approximately 2,500 U.S.-based union represented employees, regarding the possibility of a workforce reduction at their work location. Throughout the second and third quarters of 2020, we worked with unionized employees and the related unions to create voluntary leave programs for pilots, flight attendants and other unionized employee groups. We also created voluntary leave programs for certain non-unionized employee groups. In August 2020, we announced a voluntary separation program for non-unionized employees. Due to the high level of support and acceptance of the voluntary programs offered, no unionized employees were involuntarily furloughed and the total number of non-unionized employees involuntarily separated as of October 1, 2020 was reduced by more than 95%. In the year ended December 31, 2020, we recorded $2.5 million in expenses related to the voluntary and involuntary employee separations. These expenses were recorded within special credits (charges) on our consolidated statement of operations. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on our consolidated statement of operations. With our expected participation in the PSP2 program, we will comply with any related restrictions and limitations on any workforce actions.

Summary of Results

During 2020, we had a net loss of $428.7 million ($5.06 per share, diluted), compared to a net income of $335.3 million ($4.89 per share, diluted) in 2019. The decrease in earnings was primarily driven by a 45.2% decrease in our traffic and a 13.8% decrease in average yield, year over year. Due to reduced air travel demand resulting from the COVID-19 pandemic, in 2020 we decreased our capacity by 33.7%, as compared to the prior year period. Partially offsetting the net loss incurred in the period was a $302.8 million special credit recorded within special charges (credits), operating. Refer to “Notes to the Consolidated Financial Statements—5. Special Charges and Credits" for additional information.
For the year ended December 31, 2020, we had a negative operating margin of 28.1% on $1,810.0 million in operating revenues. TRASM in 2020 was 6.53 cents, a decrease of 28.8% compared to the prior year. Total revenue per passenger flight segment decreased 11.5%, year over year, from $110.91 to $98.14. Fare revenue per passenger flight segment decreased 24.9% partially offset by a 1.5% increase in non-ticket revenue per passenger flight segment, as compared to the prior year. The decrease in total fare revenue per passenger flight segment was primarily due to a decrease of 13.8% in average yield, year over year.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model. Our unit operating costs continue to be among the lowest of any airline in the United States. During 2020, our adjusted CASM ex-fuel increased by 42.2% to 7.89 cents. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense, depreciation and amortization expense, landing fees and other rents expense and aircraft rent expense on a per-ASM basis. These increases on a per-ASM basis were mostly driven by the semi-fixed nature of many of these costs combined with a decrease in capacity of 33.7%, compared to the same period in the prior year, driven by reduced air travel demand resulting from the COVID-19 pandemic.
During 2020, we added 4 new destinations: Barranquilla, Colombia; Bucaramanga, Colombia; Cap-Haitien, Haiti; Orange County, California. During 2020, we grew our fleet of Airbus single-aisle aircraft from 145 to 157 aircraft as we took delivery of 8 new aircraft financed under secured debt arrangements, 1 aircraft under a sale-leaseback transaction and 3 aircraft under direct operating leases. In addition, we purchased 2 previously leased aircraft. We also took delivery of 2 new engines through cash purchases. As of December 31, 2020, our 157 Airbus A320-family aircraft fleet was comprised of 31 A319ceos, 64 A320ceos, 32 A320neos and 30 A321ceos of which 72 aircraft are financed through secured debt, 56 are financed under operating leases, and 29 are unencumbered. As of December 31, 2020, our aircraft orders consisted of 136 A320 family aircraft scheduled for delivery through 2027.
Operating Revenues
Our operating revenues are comprised of passenger revenues and other revenues.
Passenger revenues

    Fare revenues. Tickets sold are initially deferred within air traffic liability on the Company's consolidated balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. Generally, all tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. Fare revenues are recorded within passenger revenues on the Company's consolidated statement of operations. Refer to our disaggregated revenue table within “Notes to the Consolidated Financial Statements— 4. Revenue Disaggregation."
    Non-fare revenues. Our most significant non-fare revenues generally include revenues generated from air travel-related services paid for baggage, passenger usage fees, advance seat selection, itinerary changes, and loyalty programs. These ancillary items are deemed part of the single performance obligation of providing passenger transportation and as such, are recognized in non-fare revenues within passenger revenues on the Company's consolidated statement of operations. Refer to our disaggregated revenue table within “Notes to the Consolidated Financial Statements— 4. Revenue Disaggregation." The majority of our passenger non-fare revenues are recognized at time of departure when transportation is provided.
Passenger revenues are recognized once the related flight departs. Accordingly, the value of tickets and non-fare revenues sold in advance of travel is included under our current liabilities as “air traffic liability,” or ATL, until the related air travel is provided.

Revenue generated from the FREE SPIRIT credit card affinity program and other loyalty programs are recognized in accordance with the criteria as set forth in Accounting Standards Update ASU 2014-09. Guests may earn mileage credits based on their spending with the co-branded credit card company with which we have an agreement to sell mileage credits. The contract to sell mileage credits under this agreement has multiple performance obligations, as discussed below.

Our co-branded credit card agreement provides for joint marketing where cardholders earn mileage credits for making purchases using co-branded cards. During 2020, we extended our agreement with the administrator of the FREE SPIRIT affinity credit card program to extend through March 31, 2024. In connection with the extension of the agreement, in January 2021, we launched a new loyalty program with extended mileage expiration, additional benefits based on status tiers, and other changes. We account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative selling prices of those products and services, which generally consists of (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. We determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts. The new program terms will require updated estimates of the allocation of future revenues to the performance obligations described above.

Other revenues

Other revenues primarily consist of the marketing component of the sale of frequent flyer miles to our credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

Substantially all of our revenues are denominated in U.S. dollars. We recognize revenues net of certain taxes and airport passenger fees, which are collected by us on behalf of airports and governmental agencies and remitted to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These items are collected from customers at the time they purchase their tickets, but are not included in our revenues. Upon collection from the customer, we record a liability within other current liabilities on our consolidated balance sheets and relieve the liability when payments are remitted to the applicable governmental agency or airport.

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
Aircraft Rent. Aircraft rent expense consists of all minimum lease payments under the terms of our aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable and estimable return condition obligations. Prior to the adoption of Topic 842 that became effective for the Company on January 1, 2019, aircraft rent expense was net of the amortization of gains and losses on sale leaseback transactions on our flight equipment. Refer to “Notes to the Consolidated Financial Statements—15. Leases and Prepaid Maintenance Deposits” for information regarding the Company's accounting policy on sale-leaseback transactions after the adoption of Topic 842. As of December 31, 2020, 56 of our 157 aircraft and 8 of our 24 spare engines are financed under operating leases.
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
Special Charges (Credits). Special charges and credits include recognition of the grant component of the Payroll Support Program ("PSP") with the Treasury, the CARES Act Employee Retention credit, amounts paid in connection with our voluntary and involuntary employee separation programs, ratification incentive payouts related to the collective bargaining agreements with our pilots and dispatchers and the write-off of aircraft related credits.
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
Other (Income) Expense
Interest Expense. Interest expense in 2020 primarily related to the financing of purchased aircraft as well as the interest and accretion related to our convertible notes and 8.00% senior secured notes. Interest expense in 2019 and 2018 was primarily related to the financing of purchased aircraft.
Capitalized Interest. The Company capitalizes the interest that is primarily attributable to the outstanding PDP balances as a percentage of the related debt on which interest is incurred. Capitalized interest represents interest cost incurred during the acquisition period of a long-term asset and is the amount which theoretically could have been avoided had we not paid PDPs for the related aircraft or engines. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2020, 2019 and 2018 primarily relates to the interest incurred on long-term debt.
Interest Income. For 2020, interest income represents interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds. For 2019, interest income represents interest income earned on cash, cash equivalents and short-term investments. For 2018, interest income represents interest income earned on cash, cash equivalents, short-term investments and on funds required to be held in escrow in accordance with the terms of our Series 2017-1 EETC.
Other Expense. Other expense primarily includes realized gains and losses related to foreign currency transactions.
Special Charges, Non-operating. We had no special charges, non-operating in 2020 and 2019. For 2018, special charges, non-operating represents interest related to an aircraft purchase agreement for the acquisition of 14 A319 aircraft previously operated under operating leases. The contract was deemed a lease modification which resulted in a change of classification from operating leases to finance leases, until the purchase date of the aircraft. Please see "Notes to the Consolidated Financial Statements—5. Special Charges and Credits" for further discussion.
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
Impact of COVID-19. During 2020, we experienced sharp declines in passenger demand and bookings beginning in March 2020 due to the impact of the COVID-19 pandemic. In addition, we had unprecedented levels of cancellations and refunds. Our operations for 2020 were adversely affected by the reduction in air travel demand resulting from the COVID-19 pandemic. With the sudden and significant reduction in air travel demand, our load factor significantly decreased beginning in the latter part of March 2020 and remained as such through the remainder of the year. We continued to experience weak passenger demand and bookings during the last three quarters of 2020 driving a significant decrease in capacity and operating revenues, year over year. As the COVID-19 pandemic continues to evolve, our financial and operational outlook remains subject to change. We continue to monitor the impact of the pandemic on our operations and financial condition, and to implement and adapt mitigation strategies while working to preserve our cash and protect our long-term sustainability. For more detailed information on the impact of COVID-19, please refer to "Notes to Consolidated Financial Statements—2. Impact of COVID-19."

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
Seasonality and Volatility. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends. Consumer confidence and discretionary spending, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather, outbreaks of pandemic or contagious diseases, and other factors have resulted in significant fluctuations in revenues and results of operations in the past. We believe demand for business travel historically has been more sensitive to economic pressures than demand for low-price travel. Finally, a significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays.
Aircraft Fuel. Fuel costs represents one of our largest operating expenses, as it does for most airlines. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2020, we had no outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015. As of December 31, 2020, we purchased a majority of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
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
We have five union-represented employee groups comprising approximately 82% of our employees at December 31, 2020. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW, and our passenger service agents are represented by the Transport Workers Union, or TWU. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.
During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the current five-year agreement with us. In connection with the current agreement, we incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. These amounts were recorded in special charges (credits) within operating expenses in the consolidated statement of operations for the year ended December 31, 2018.

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
In July 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement. In February 2020, the IAMAW notified us, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering our ramp service agents, which became amendable in June 2020. The parties expect to schedule meeting dates for negotiations soon.
In June 2018, our passenger service agents voted to be represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. As of December 31, 2020, we continued to negotiate with the TWU.
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
In 2010, the Patent Protection and Affordable Care Act was passed into law. This law may be repealed in its entirety or certain aspects may be changed or replaced. If the law is repealed or modified or if new legislation is passed, such action could potentially increase our operating costs, with healthcare costs increasing at a higher rate than our employee headcount.
Maintenance Expense. Maintenance expense generally increases each year mainly as a result of a growing fleet and the gradual increase of required maintenance for the older aircraft in our fleet. However, in 2020, maintenance expense decreased year over year mainly as a result of decreased aircraft utilization due to the impact of the COVID-19 pandemic. As our fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the interval between heavy maintenance events, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time particularly in the current period given the impact of the COVID-19 pandemic on our airline.

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
Maintenance Reserve Obligations. The terms of some of our aircraft lease agreements require us to post deposits for future maintenance, also known as maintenance reserves, to the lessor in advance of and as collateral for the performance of major maintenance events, resulting in our recording significant prepaid deposits on our consolidated balance sheet. As a result, the cash costs of scheduled major maintenance events are paid in advance of the recognition of the maintenance event in our results of operations.
Critical Accounting Policies and Estimates

The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of our consolidated financial statements. For a detailed discussion of our significant accounting policies, refer to “Notes to the Consolidated Financial Statements—1. Summary of Significant Accounting Policies.”
Critical accounting policies are defined as those policies that reflect significant judgments or estimates about matters both inherently uncertain and material to our financial condition or results of operations.

Loyalty Mileage Credits earned with Co-branded credit card.  Customers may earn mileage credits based on their spending with our co-branded credit card company with which we have an agreement to sell mileage credits. The contract to sell mileage credits under this agreement has multiple performance obligations. The agreement provides for joint marketing and we account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative selling prices of those products and services, which generally consists of (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. We determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) equivalent ticket value ("ETV") for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts.

    We defer the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on our consolidated balance sheet and recognize loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue as miles are delivered. During the year ended December 31, 2020 and 2019, total cash sales from this agreement were $33.2 million and $48.1 million, respectively, which are allocated to travel and other performance obligations.
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
Maintenance reserve payments are reflected as aircraft maintenance deposits in the accompanying consolidated balance sheets. We make certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events and the utilization of the aircraft is estimated before it is returned to the lessor. When it is not probable we will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent.
Supplemental rent is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed and probable and estimable return condition obligations. We expensed $3.3 million and $4.8 million of supplemental rent recorded within aircraft rent during 2020 and 2019, respectively. We did not expense any paid maintenance reserves as supplemental rent in 2020. During 2019, we expensed $0.5 million of paid maintenance reserves as supplemental rent. As of December 31, 2020 and 2019, we had aircraft maintenance deposits of $126.3 million and $170.6 million, respectively, on our consolidated balance sheets.
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
When determining the need to accrue lease return costs, there are various factors which need to be considered such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, and projected number of hours run on the engine at the time of return, among others. In addition, typically near the lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. As a result of the different factors listed above, management assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment.

Lease return costs will generally be estimable closer to the end of the lease term but may be estimable earlier in the lease term depending on the contractual terms of the lease agreement and the timing of maintenance events for a particular aircraft. As a result of COVID-19, we are currently operating our aircraft at lower utilization levels. If we continue flying our aircraft at lower utilization levels beyond our current projections, the timing of future maintenance events may change such that we will be required to accrue lease return costs and/or record reserves against our maintenance deposits earlier than we would have expected and such amounts could be significant. We expect lease return costs and unrecoverable maintenance deposits will increase as individual aircraft lease agreements approach their respective termination dates and we begin to accrue the estimated cost of return conditions for the corresponding aircraft. Upon a termination of the lease due to a breach by us, we would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
Results of Operations
In 2020, we generated operating revenues of $1,810.0 million and had an operating loss of $507.8 million resulting in a negative operating margin of 28.1% and a net loss of $428.7 million. In 2019, we generated operating revenues of $3,830.5 million and operating income of $501.0 million resulting in a 13.1% operating margin and net income of $335.3 million. The decrease in operating revenues, year over year, is primarily due to reduced air travel demand resulting from the COVID-19 pandemic, beginning in March and continuing through the remainder of the year. The length and severity of the reduction in air travel demand due to the COVID-19 pandemic continue to be uncertain. We expect air travel demand recovery will continue to be volatile and will fluctuate in the upcoming months until the global pandemic has moderated and demand for air travel returns.
As of December 31, 2020, our cash and cash equivalents was $1,789.7 million, an increase of $810.8 million compared to the prior year. Cash and cash equivalents is generally driven by cash from our operating activities offset by cash used to fund PDPs and capital expenditures. In 2020, as a result of the COVID-19 pandemic, the increase in cash and cash equivalents was mostly driven by cash provided from financing activities primarily through the issuance of long-term debt, common stock and warrants as well as funds received in connection with the PSP. In addition to cash and cash equivalents, as of December 31, 2020, we had $106.3 million in short-term investment securities.
Operating Revenues

	Year Ended 2020	% change 2020 versus 2019	Year Ended 2019
Operating revenues:
Fare (thousands)	$756,225	(59.9)%	$1,886,855
Non-fare (thousands)	1,009,308	(46.0)%	1,870,750
Passenger (thousands)	1,765,533	(53.0)%	3,757,605
Other (thousands)	44,489	(39.0)%	72,931
Total operating revenue (thousands)	$1,810,022	(52.7)%	$3,830,536
Total operating revenue per ASM (TRASM) (cents)	6.53	(28.8)%	9.17
Fare revenue per passenger flight segment	$41.00	(24.9)%	$54.63
Non-ticket revenue per passenger flight segment	57.14	1.5%	56.28
Total revenue per passenger flight segment	$98.14	(11.5)%	$110.91
Operating revenues decreased by $2,020.5 million, or 52.7%, to $1,810.0 million in 2020 compared to 2019, primarily due to a decrease in traffic of 45.2%, and a decrease in average yield of 13.8%, year over year, driven by reduced air travel demand as a result of the impact of the COVID-19 pandemic.
TRASM for 2020 was 6.53 cents, a decrease of 28.8% compared to 2019. This decrease was primarily a result of a 13.8% decrease in operating yields and a load factor decrease of 14.7 percentage points, year over year.
Total revenue per passenger flight segment decreased 11.5% from $110.91 in 2019 to $98.14 in 2020. Fare revenue per passenger flight segment decreased 24.9% and non-ticket revenue per passenger flight segment increased 1.5%. The decrease in fare revenue per passenger flight segment was primarily due to a decrease of 13.8% in average yield, year over year. For the year ended December 31, 2020, breakage, brand-related and other revenues (typically not directly driven by the number of passenger flight segments) as a percentage of total revenue was 14.1%, as compared to 8.8% for the same period in prior year. Breakage revenue is comprised of estimated unredeemed flight credits that expired unused, no-show revenue, and cancellation fees. Brand-related revenue is comprised of revenues associated with $9 Fare ClubTM membership and the marketing component of our co-branded credit card revenue.

Operating Expenses
Since adopting our ULCC model, we have continuously sought to reduce our unit operating costs and have created one of the industry's lowest cost structures in the United States. The table below presents our unit operating costs (CASM) and year-over-year changes.

	Year Ended 2020	Change 2020 versus 2019		Year Ended 2019
	CASM	Per-ASM Change	Percent change	CASM
Operating expenses:
Salaries, wages and benefits	$3.28	$1.21	58.5%	2.07
Aircraft fuel	1.55	(0.83)	(34.9)	2.38¢
Depreciation and amortization	1.01	0.47	87.0	0.54
Landing fees and other rentals	0.91	0.30	49.2	0.61
Aircraft rent	0.71	0.27	61.4	0.44
Maintenance, materials and repairs	0.40	0.06	17.6	0.34
Distribution	0.31	(0.06)	(16.2)	0.37
Loss on disposal of assets	0.01	(0.03)	NM	0.04
Special charges (credits)	(1.09)	(1.09)	NM	—
Other operating expenses	1.28	0.10	8.5	1.18
Total operating expense
CASM	8.36	0.39	4.9	7.97
Adjusted CASM (1)	9.45	1.52	19.2	7.93
Adjusted CASM ex fuel (2)	7.89	2.34	42.2	5.55
(1)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2020		2019
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.36		7.97
Less:
Loss on disposal of assets	$2.3	0.01	$17.4	0.04
Special charges (credits)	(302.8)	(1.09)	0.7	—
Supplemental rent adjustments	2.3	0.01	(0.5)	—
Federal excise tax recovery	(3.1)	(0.01)	—	—
Adjusted CASM (cents)		9.45		7.93
(2)Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits), supplemental rent adjustments and federal excise tax recovery adjustments.

Operating expenses decreased by $1,011.7 million, or 30.4%, in 2020 primarily due to a decrease in operations as reflected by a 33.7% reduction in capacity, as compared to the prior year.
Our adjusted CASM ex fuel for 2020 increased by 42.2% as compared to 2019. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense, depreciation and amortization expense, landing fees and other rents expense and aircraft rent expense on a per-ASM basis. These increases on a per-ASM basis were mostly driven by the semi-fixed nature of many of these costs combined with a decrease in capacity of 33.7%, compared to the same period in the prior year due to reduced air travel demand resulting from the COVID-19 pandemic.
Aircraft fuel expenses includes both into-plane expense (as defined below) and realized and unrealized net gains or losses from fuel derivatives, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during 2020 and 2019.

Aircraft fuel expense decreased by 56.6% from $993.5 million in 2019 to $431.0 million in 2020. This decrease was due to a 38.5% decrease in fuel gallons consumed, primarily driven by a 36.1% decrease in block hours, and a 29.4% decrease in fuel price per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Year Ended December 31,
	2020	2019
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	289,401	470,939	(38.5)%
Into-plane fuel cost per gallon	$1.49	$2.11	(29.4)%
Aircraft fuel expense (per consolidated statements of operations)	$431,000	$993,478	(56.6)%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel.
Labor costs in 2020 increased by $44.8 million, or 5.2%, compared to 2019. The increase was primarily driven by a 8.9% increase in our pilot and flight attendant workforce prior to the onset of the COVID-19 pandemic in the U.S., resulting from an increase to our aircraft fleet of 12 aircraft in 2020. In March 2020, we suspended hiring across the Company except to fill essential roles. On both a dollar and per-ASM basis, labor costs increased due to the rate increase our pilots received in connection with the collective bargaining agreement that became effective on March 1, 2018 and which provides for annual increases on each anniversary of the effective date. Additionally, the increase on a per-ASM basis was partially due to a decrease in capacity of 33.7%, as compared to the same period in prior year. In addition, beginning March 2020, we paid salaries and wages to our unionized employees at a guaranteed volume greater than what we actually operated due to the reduced demand resulting from COVID-19, and the requirements of the PSP under the CARES Act. For more detailed information on the impact of COVID-19, please refer to "Notes to Consolidated Financial Statements—2. Impact of COVID-19."
Depreciation and amortization increased by $53.3 million, or 23.7%, compared to the prior year. The increase in depreciation expense on both a dollar and per-ASM basis was primarily due to the purchase of 8 new aircraft and the purchase of 2 previously leased aircraft during 2020. Since depreciation and amortization expense is generally a fixed cost, the decrease in capacity of 33.7% compared to the prior year period also impacted the increase on a per-ASM basis.

Landing fees and other rents for 2020 decreased by $5.2 million, or 2.0%, compared to 2019 primarily due to a decrease in landing fees and overfly fees driven by a 36.5% decrease in departures as a result of the impact of COVID-19 on air travel demand. This decrease was partially offset by an increase in facility rent and gate charges as well as a decrease in signatory adjustment credits received, as compared to the prior year. This decrease in signatory adjustment credits, year over year, is due to airports recovering operating losses from lower utilization fees as well as increased market share at certain airports where other airlines have decreased flying due to the impact of COVID-19 on air travel demand.
Aircraft rent expense in 2020 increased by $13.8 million, or 7.5%, compared to 2019. The increase in aircraft rent expense was primarily driven by an increase in the number of aircraft financed under operating leases throughout 2020, as compared to the prior year. During 2020, we have acquired 4 new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of 2 aircraft off lease during 2020. On a per-ASM basis, aircraft rent expense also increased due to a change in the composition of our aircraft fleet between leased aircraft (for which rent expense is recorded under aircraft rent) and purchased aircraft (for which depreciation expense is recorded under depreciation and amortization). During the year ended December 31, 2020, we took delivery of eight new purchased aircraft, which increased capacity but had no effect on aircraft rent expense, as these assets were purchased and are being depreciated over their useful life.

We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the consolidated statements of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $88.9 million and $63.4 million for the year ended December 31, 2020 and 2019, respectively. The increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events in the current year, as compared to the prior year. This increase in heavy maintenance amortization also contributed to the per-ASM increase in depreciation and amortization expense, year over year. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the consolidated statements of operations, our maintenance, materials and repairs expense would have been $200.2 million and $206.9 million for the year ended December 31, 2020 and 2019, respectively.
Distribution expense decreased by $68.7 million, or 44.7%, in 2020, compared to 2019. The decrease on a dollar and per-ASM basis was primarily due to decreased sales volume as a result of the impact of COVID-19 on air travel demand which impacts our variable distribution costs such as credit card fees and GDS fees.
The following table shows our distribution channel usage:

	Year Ended December 31,
	2020	2019	Change
Website	68.1%	66.6%	1.5
Third-party travel agents	25.6	26.8	(1.2)
Call center	6.3	6.6	(0.3)

Maintenance, materials and repairs expense decreased by $32.3 million, or 22.5%, in 2020, as compared to 2019. This decrease is mainly due to fewer aircraft maintenance events as a result of lower utilization in the current year compared to the prior year as a result of the impact of COVID-19 on air travel demand. On a per-ASM basis, the increase is primarily related to a decrease in capacity of 33.7% with no associated decrease in the fixed maintenance, material and repairs costs.
Loss on disposal of assets totaled $2.3 million for the year ended 2020. This loss on disposal of assets mainly consists of $1.5 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade our enterprise accounting software which was subsequently suspended and $0.8 million related to the disposal of excess and obsolete inventory. Loss on disposal of assets totaled $17.4 million for the year ended 2019. This loss consisted of $13.4 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.4 million related to the write-off of certain unrecoverable costs previously capitalized with the project to upgrade our enterprise accounting software which was subsequently suspended. These losses on disposal of assets were partially offset by a $1.5 million gain on sale leaseback transactions for 6 aircraft delivered during the year ended December 31, 2019.
Special charges (credits) for the year ended 2020 consisted of a $266.8 million credit of deferred salaries, wages and benefits, net of the related costs, recognized in connection with the grant component of the PSP with the Treasury and $38.5 million related to the CARES Employee Retention credit. These special credits were partially offset by $2.5 million in special charges recorded in the third and fourth quarters of 2020 related to our voluntary and involuntary employee separation programs. For additional information, refer to "Notes to Consolidated Financial Statements—5. Special Charges and Credits." Special charges (credits) for the year ended ended 2019 consisted of a $0.7 million write-off of aircraft related credits resulting from the exchange of credits negotiated under the new purchase agreement with Airbus executed during the fourth quarter of 2019.
Other operating expenses in 2020 decreased by $136.2 million, or 27.7%, compared to 2019 primarily due to a decrease in overall operations as a result of the impact of COVID-19 on air travel demand. As compared to the prior year, departures decreased by 36.5% and we had 46.6% less passenger flight segments, which drove decreases in other variable operating expenses. In addition, we had lower passenger reaccommodation expense, year over year, due to fewer storm-related flight disruptions during the year ended December 31, 2020.
Other (Income) Expense
Other (income) expense, net increased from $64.6 million in 2019 to $112.4 million in 2020 primarily driven by an increase in interest expense of $33.2 million which primarily consisted of interest related to the financing of purchased aircraft as well as the interest and accretion related to our convertible notes and 8.00% senior secured notes. As of December 31, 2020 and 2019, we had 72 and 64 purchased aircraft financed through secured long-term debt arrangements, respectively. Refer to “Notes to Consolidated Financial Statements—14. Debt and Other Obligations” for additional information. In addition, the increase in other (income) expense was attributed to a decrease in interest income of $18.8 million primarily due lower interest rates partially offset by an increase in capitalized interest of $3.5 million.

Income Taxes

In 2020, our effective tax rate was 30.9% compared to 23.2% in 2019. The increase in the effective tax rate is primarily related to the tax benefit of the federal net operating loss carry back filed in 2020. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Quarterly Financial Data (unaudited)

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
	(in thousands, except share and per-share amounts)
Operating revenues:
Fare	$416,345	$515,696	$493,376	$461,438	$321,447	$63,769	$164,432	$206,577
Non-fare	421,720	478,734	479,977	490,319	432,103	67,048	228,312	281,845
Total passenger revenues	$838,065	$994,430	$973,353	$951,757	$753,550	$130,817	$392,744	$488,422
Other revenues	17,731	18,526	18,615	18,059	17,531	7,712	9,178	10,068
Total operating revenues	$855,796	$1,012,956	$991,968	$969,816	$771,081	$138,529	$401,922	$498,490
Operating income (loss)	87,804	163,938	124,681	124,624	(57,992)	(190,384)	(99,471)	(159,915)
Net income (loss)	$56,076	$114,501	$83,464	$81,214	$(27,828)	$(144,428)	$(99,140)	$(157,304)
Earnings (loss) per share:
Basic	$0.82	$1.67	$1.22	$1.19	$(0.41)	$(1.81)	$(1.07)	$(1.61)
Diluted	$0.82	$1.67	$1.22	$1.18	$(0.41)	$(1.81)	$(1.07)	$(1.61)
Weighted average shares outstanding:
Basic	68,379,707	68,439,261	68,441,899	68,452,317	68,520,872	79,601,406	92,731,012	97,684,053
Diluted	68,515,454	68,620,330	68,544,690	68,553,114	68,520,872	79,601,406	97,731,012	97,684,053

Interim results are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends.

	Three Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Other operating statistics
Aircraft at end of period	133	135	136	145	151	154	155	157
Average daily Aircraft utilization (hours)	12.2	12.8	12.5	11.7	11.8	2.0	6.9	7.2
Average stage length (miles)	1,029	1,004	979	998	1,021	960	1,037	1,057
Departures	52,175	58,517	59,314	57,035	58,174	10,754	37,120	38,224
Passenger flight segments (thousands)	7,820	8,953	9,004	8,760	7,653	900	4,623	5,267
Revenue passenger miles (RPMs) (thousands)	8,133,030	9,157,488	9,057,574	8,897,193	7,948,963	894,900	4,879,334	5,596,213
Available seat miles (ASMs) (thousands)	9,829,044	10,775,878	10,686,246	10,491,833	10,913,934	1,809,874	7,164,634	7,829,944
Load factor (%)	82.7	85.0	84.8	84.8	72.8	49.4	68.1	71.5
Fare revenue per passenger flight segment ($)	53.24	57.60	54.80	52.68	42.00	70.82	35.57	39.22
Non-ticket revenue per passenger flight segment ($)	56.20	55.54	55.37	58.03	58.75	83.03	51.37	55.42
Total operating revenue per ASM (TRASM) (cents)	8.71	9.40	9.28	9.24	7.07	7.65	5.61	6.37
CASM (cents)	7.81	7.88	8.12	8.06	7.60	18.17	7.00	8.41
Adjusted CASM (cents) (1)	7.79	7.86	8.03	8.01	7.60	26.57	9.07	8.34
Adjusted CASM ex fuel (cents) (2)	5.46	5.41	5.66	5.67	5.64	25.47	7.75	7.06
Fuel gallons consumed (thousands)	109,828	122,447	122,072	116,591	117,944	18,997	74,222	78,237
Average fuel cost per gallon ($)	2.09	2.16	2.08	2.10	1.81	1.05	1.27	1.32

(1) Reconciliation of CASM to Adjusted CASM:

	Three Months Ended
	March 31, 2019		June 30, 2019		September 30, 2019		December 31, 2019		March 31, 2020		June 30, 2020		September 30, 2020		December 31, 2020
	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.81		7.88		8.12		8.06		7.60		18.17		7.00		8.41
Less:
Loss on disposal of assets	1.9	0.02	1.6	0.01	13.4	0.13	0.5	—	—	—	—	—	—	—	2.3	0.03
Special charges (credits)	—	—	—	—	—	—	0.7	0.01	—	—	(151.9)	(8.39)	(148.3)	(2.07)	(2.5)	(0.03)
Supplemental rent adjustments	—	—	—	—	(4.3)	(0.04)	3.8	0.04	—	—	—	—	—	—	2.3	0.03
Federal excise tax recovery	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3.1)	(0.04)
Adjusted CASM (cents)		7.79		7.86		8.03		8.01		7.60		26.57		9.07		8.34

(2) Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits), supplemental rent adjustments and federal excise tax recovery adjustments.

Liquidity and Capital Resources

Since its initial onset in early 2020, the COVID-19 pandemic has evolved throughout the year and continues to be fluid. Therefore, our financial and operational outlook still remains subject to change and fluctuation. We continue to monitor the impacts of the pandemic on our liquidity and financial condition, and to implement and adapt mitigation strategies while working to preserve cash and protect our long-term sustainability. As a result of the COVID-19 pandemic, we have taken, and are continuing to take, certain actions to increase liquidity and strengthen our financial position. Please refer to "Notes to Consolidated Financial Statements—2. Impact of COVID-19," "Notes to Consolidated Financial Statements—Note 11. Common Stock and Preferred Stock," and "Notes to Consolidated Financial Statements—Note 14. Debt and Other Obligations" for additional information on the PSP and the measures we have implemented to focus on the safety of our Guests and employees as well as the impact on our liquidity, financial position and operations. As of December 31, 2020, we had $1,896.1 million in liquid assets comprised of unrestricted cash and cash equivalents and short-term investment securities.

Generally, our primary sources of liquidity are cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments and debt and lease obligations and maintenance reserves. Our total unrestricted cash and cash equivalents at December 31, 2020 was $1,789.7 million, an increase of $810.8 million from December 31, 2019. In addition to unrestricted cash and cash equivalents, as of December 31, 2020, we had $106.3 million in short-term investment securities. We expect to meet our cash needs for the next twelve months primarily with cash and cash equivalents, financing arrangements and funds to be received in connection with the PSP2.

Refer to the section “Balance Sheet, Cash Flow and Liquidity” within our Year in Review above for further information about actions we have taken to increase liquidity and strengthen our financial position in response to the impact of the COVID-19 pandemic. These actions include the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of our voting common stock for which we received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of our voting common stock through our ATM Program for which we received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020, among others. During the twelve months ended December 31, 2020, we made $84.8 million in debt payments (principal, interest and fees) on our outstanding non-aircraft debt obligations. Refer to "Notes to Consolidated Financial Statements—Note 11. Common Stock and Preferred Stock" and "Notes to Consolidated Financial Statements—Note 14. Debt and Other Obligations" for additional information.

As of December 31, 2020, we had $109.0 million recorded within current maturities of long-term debt and finance leases on our consolidated balance sheets related to our convertible debt. As of December 31, 2020, the convertible notes may be converted by noteholders through March 31, 2021. No notes were converted during the year ended December 31, 2020. Upon conversion and at our election, we may satisfy part or all of our conversion obligation in either cash or shares of our common stock.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the twelve months ended December 31, 2020, we purchased 8 aircraft through debt financing transactions and made $261.7 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations. The debt entered into during the current year solely to finance aircraft acquisition costs has maturity dates ranging from 2030 to 2032 and interest rates ranging from 1.90% to 3.32%. During 2020, we entered into 1 new aircraft sale leaseback transaction. In addition, during the twelve months ended December 31, 2020, we took delivery of 3 aircraft financed through direct operating leases and purchased 2 aircraft previously financed under operating leases. We also purchased 2 spare engines through cash purchases.

Under our agreements with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During 2020, we paid $143.2 million in PDPs, net of refunds, and $12.2 million of capitalized interest for future deliveries of aircraft and spare engines. As of December 31, 2020, we had $356.3 million of pre-delivery deposits on flight equipment, including capitalized interest, on our consolidated balance sheet.

As of December 31, 2020, we had secured financing for 10 aircraft to be leased directly from third-party lessors, scheduled for delivery in 2021. As of December 31, 2020, we did not have financing commitments in place for the 126 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

As of December 31, 2020, we were compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and $9 Fare ClubTM memberships, as of December 31, 2020 and December 31, 2019, was $423.7 million and $342.3 million, respectively.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in 2020 used $225.3 million in cash compared to $551.3 million provided in 2019. Cash provided by operating activities decreased, year over year, primarily due to a net loss during the twelve months ended December 31, 2020. In addition, we had decreases in income tax receivable, deferred income tax expense and deferred heavy maintenance, net, offset by increases in accounts receivable, net, and air traffic liability, as well as a higher non-cash expense of depreciation and amortization, as compared to the prior year. Due to the impact of COVID-19 on our operations, we may continue to experience negative cash flows from operations.

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

Net Cash Flows Used In Investing Activities. During 2020, investing activities used $554.0 million, compared to $456.9 million used in 2019. The increase was mainly due to an increase in purchases of property and equipment, year over year, as well as an increase in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.

During 2019, investing activities used $456.9 million, compared to $783.7 million used in 2018. This decrease was mainly driven by a decrease in the purchase of property and equipment, year over year, as well as a decrease in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.
Net Cash Provided (Used) By Financing Activities. During 2020, financing activities provided $1,661.4 million. We received $1,585.7 million, net of issuance costs, primarily related to the debt financing of 8 aircraft delivered during 2020, the revolving credit facilities, the unsecured term loan in connection with the PSP, the issuance of convertible notes and the issuance of the 8.00% senior secured notes. In addition, during 2020, we received an additional $353.0 million, net of issuance costs, in connection with the issuance of common stock and issuance of warrants in connection with the PSP. We paid $254.3 million in debt principal payment obligations and $25.4 million in finance lease obligations. The payments on finance lease obligations were primarily related to an aircraft purchase agreement for the purchase of two A319 aircraft. Refer to "Notes to Consolidated Financial Statements - 15. Leases and Prepaid Maintenance Deposits" for more information on these two aircraft.

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

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2020, our firm aircraft orders consisted of 126 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, we had 10 direct operating leases for A320neos with third-party lessors, with deliveries expected through 2021.
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. We also have one spare engine order for a V2500 SelectTwo engine with IAE and two spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023. As of December 31, 2020, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $415.7 million in 2021, $849.1 million in 2022, $676.0 million in 2023, $1,001.6 million in 2024, $1,209.1 million in 2025, and $2,367.8 million in 2026 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that we are already contractually obligated to purchase including those reflected above. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service our Airbus fleet. For further discussion on this topic, please refer to "Risk Factors - Risks Related to Our Business - Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, financial condition and our results of operations."
We have significant obligations for aircraft and spare engines as 56 of our aircraft and 8 of our spare engines are financed under operating leases. These leases expire between 2022 and 2038. Aircraft rent payments were $172.0 million and $181.0 million for 2020 and 2019, respectively.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2020 and the periods in which payments are due (in millions):

	Total	2021	2022 - 2023	2024 - 2025	2026 and beyond
Long-term debt (1)	$3,581	$290	$708	$1,433	$1,150
Interest and fee commitments (2)	789	162	287	237	103
Finance and operating lease obligations	2,109	242	416	332	1,119
Flight equipment purchase obligations	6,520	416	1,525	2,211	2,368
Other (3)	113	18	30	30	35
Total future payments on contractual obligations	$13,112	$1,128	$2,966	$4,243	$4,775

(1)Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, convertible notes and our revolving credit facilities. Refer to “Notes to the Consolidated Financial Statements—14. Debt and Other Obligations.”
(2)Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible debt. Includes interest accrued as of December 31, 2020 related to our variable-rate revolving credit facilities.
(3)Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to “Notes to the Consolidated Financial Statements—18. Commitments and Contingencies.”

Some of our master lease agreements require that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization.

As of December 31, 2020, we had secured financing for 10 aircraft to be leased directly from third-party lessors, scheduled for delivery in 2021. We did not have financing commitments in place for the 126 Airbus aircraft currently on firm order, which are scheduled for delivery through 2027. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.

As of December 31, 2020, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately $18.1 million in 2021, $34.2 million in 2022, $34.2 million in 2023, $34.2 million in 2024, $34.2 million in 2025, and $255.5 million in 2026 and beyond. These future commitments are not included in the table above.

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we intend to build a new headquarters campus. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Consolidated Financial Statements— 15. Leases and Aircraft Maintenance Deposits."

Off-Balance Sheet Arrangements
As of December 31, 2020 and 2019, we had a line of credit for $3.1 million and $33.6 million related to corporate credit cards. As of December 31, 2020 and 2019, we had drawn $0.6 million and $4.6 million, respectively, which is included within accounts payable on our consolidated balance sheets.
As of December 31, 2020, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of December 31, 2020, we had drawn $3.7 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives, if any, are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2020, we did not hold any derivatives.
As of December 31, 2020, we had $11.5 million in uncollateralized surety bonds and a $30.0 million cash collateralized standby letter of credit facility, representing an off balance-sheet commitment, of which $23.6 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding unrealized gains or losses related to fuel derivative contracts, out of period fuel federal excise tax, loss on disposal of assets, special charges (credits), supplemental rent adjustments and federal excise tax recovery adjustments, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges (credits), supplemental rent adjustments and federal excise tax recovery adjustments, divided by ASMs.
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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk-Sensitive Instruments and Positions
We are subject to certain market risks, including commodity prices (specifically aircraft fuel) and interest rates. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. However, we do not currently hold any derivative financial instruments. We have market-sensitive instruments in the form of fixed-rate debt instruments. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided below does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2020, 2019 and 2018 represented approximately18.6%, 29.8% and 31.6% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2020 by $43.1 million.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $106.3 million and $105.3 million as of December 31, 2020 and December 31, 2019, respectively.
Fixed-Rate Debt. As of December 31, 2020, we had $2,207.1 million outstanding in fixed-rate debt related to the purchase of 42 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,235.3 million. In addition, as of December 31, 2020, we had $850.0 million and $73.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $886.0 million and $83.1 million. As of December 31, 2020, we also had $175.0 million outstanding in convertible debt which had a fair value of $380.3 million. As of December 31, 2019, we had $2,053.6 million outstanding in fixed-rate debt related to the purchase of 34 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,143.0 million.
Variable-Rate Debt. As of December 31, 2020, we had $275.1 million outstanding in variable-rate long-term debt, which had a fair value of $275.1 million. As of December 31, 2019, we had $160.0 million outstanding in variable-rate long-term debt, which had a fair value of $160.0 million. A hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $2.3 million in 2020.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Consolidated Statements of Operations
(In thousands, except per-share data)

	Year Ended December 31,
	2020	2019	2018

Operating revenues:
Passenger	$1,765,533	$3,757,605	$3,260,015
Other	44,489	72,931	63,019
Total operating revenues	1,810,022	3,830,536	3,323,034
Operating expenses:
Salaries, wages and benefits	909,834	865,019	719,635
Aircraft fuel	431,000	993,478	939,324
Depreciation and amortization	278,588	225,264	176,727
Landing fees and other rents	251,028	256,275	214,677
Aircraft rent	196,359	182,609	177,641
Maintenance, materials and repairs	111,227	143,575	129,078
Distribution	85,059	153,770	137,001
Loss on disposal of assets	2,264	17,350	9,580
Special charges (credits)	(302,761)	717	88,921
Other operating	355,186	491,432	379,536
Total operating expenses	2,317,784	3,329,489	2,972,120

Operating income (loss)	(507,762)	501,047	350,914
Other (income) expense:
Interest expense	134,520	101,350	83,777
Capitalized interest	(15,995)	(12,471)	(9,841)
Interest income	(6,314)	(25,133)	(19,107)
Other (income) expense	211	875	752
Special charges, non-operating	—	—	90,357
Total other (income) expense	112,422	64,621	145,938

Income (loss) before income taxes	(620,184)	436,426	204,976
Provision (benefit) for income taxes	(191,484)	101,171	49,227

Net income (loss)	$(428,700)	$335,255	$155,749
Basic earnings (loss) per share	$(5.06)	$4.90	$2.28
Diluted earnings (loss) per share	$(5.06)	$4.89	$2.28

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(428,700)	$335,255	$155,749
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(1), $38 and $44	(20)	167	30
Interest rate derivative loss reclassified into earnings, net of taxes of $63, $76 and $75	189	239	241
Other comprehensive income (loss)	$169	$406	$271
Comprehensive income (loss)	$(428,531)	$335,661	$156,020

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,789,723	$978,957
Restricted cash	71,401	—
Short-term investment securities	106,339	105,321
Accounts receivable, net	42,940	73,807
Aircraft maintenance deposits, net	73,134	102,906
Income tax receivable	147,460	21,013
Prepaid expenses and other current assets	124,983	103,439
Total current assets	2,355,980	1,385,443

Property and equipment:
Flight equipment	4,177,631	3,730,751
Ground property and equipment	334,167	291,998
Less accumulated depreciation	(680,230)	(492,447)
	3,831,568	3,530,302
Operating lease right-of-use assets	1,417,823	1,369,555
Pre-delivery deposits on flight equipment	356,262	291,930
Long-term aircraft maintenance deposits	53,158	67,682
Deferred heavy maintenance, net	347,907	361,603
Other long-term assets	36,127	36,897
Total assets	$8,398,825	$7,043,412

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$28,454	$43,601
Air traffic liability	401,966	315,408
Current maturities of long-term debt and finance leases	384,197	258,852
Current maturities of operating leases	133,791	120,662
Other current liabilities	393,614	373,521
Total current liabilities	1,342,022	1,112,044

Long-term debt and finance leases, less current maturities	3,066,635	1,960,453
Operating leases, less current maturities	1,248,519	1,218,014
Deferred income taxes	439,894	469,292
Deferred gains and other long-term liabilities	52,060	22,277
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2020 and 2019, respectively; 99,427,203 and 70,148,386 issued and 97,689,583 and 68,455,011 outstanding as of December 31, 2020 and 2019, respectively	10	7
Additional paid-in-capital	799,549	379,380
Treasury stock, at cost: 1,737,620 and 1,693,375 as of December 31, 2020 and 2019, respectively	(74,124)	(72,455)
Retained earnings	1,524,878	1,955,187
Accumulated other comprehensive income (loss)	(618)	(787)
Total shareholders’ equity	2,249,695	2,261,332
Total liabilities and shareholders’ equity	$8,398,825	$7,043,412
See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
		Restated
	2020	2019	2018
Operating activities:
Net income (loss)	$(428,700)	$335,255	$155,749
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	252	315	315
Share-based compensation	11,575	8,154	11,021
Allowance for doubtful accounts (recoveries)	(249)	—	(11)
Amortization of debt issuance costs	10,752	8,654	8,819
Depreciation and amortization	278,588	225,264	176,727
Accretion of convertible debt and 8.00% senior secured notes	10,138	—	—
Deferred income tax expense (benefit)	(46,086)	115,689	46,303
Loss on disposal of assets	2,264	17,350	9,580
Special charges, non-operating	—	—	90,357
Changes in operating assets and liabilities:
Accounts receivable, net	30,486	(26,147)	1,674
Aircraft maintenance deposits, net	23,732	22,453	14,019
Deposits and other assets	(12,944)	14,999	(4,803)
Deferred heavy maintenance, net	(75,230)	(175,957)	(190,381)
Income tax receivable	(126,447)	(21,013)	69,844
Prepaid income taxes	(223)	1,431	—
Accounts payable	(17,052)	569	15,317
Air traffic liability	86,558	23,429	28,270
Other liabilities	27,194	1,698	74,038
Other	118	(822)	(375)
Net cash provided (used) by operating activities	(225,274)	551,321	506,463
Investing activities:
Purchase of available-for-sale investment securities	(118,893)	(122,410)	(124,430)
Proceeds from the maturity and sale of available-for-sale investment securities	117,665	120,830	122,947
Proceeds from sale of property and equipment	—	—	11,400
Pre-delivery deposits on flight equipment, net of refunds	(143,220)	(102,102)	(177,424)
Capitalized interest	(12,233)	(10,774)	(8,729)
Assets under construction for others	(3,944)	(7,936)	(501)
Purchase of property and equipment	(393,375)	(334,537)	(606,971)
Net cash used in investing activities	(554,000)	(456,929)	(783,708)
Financing activities:
Proceeds from issuance of long-term debt	1,612,391	225,891	832,099
Proceeds from issuance of common stock and warrants	366,783	—	—
Proceeds from stock options exercised	39	1	51
Payments on debt obligations	(254,304)	(246,783)	(137,275)
Payments on finance lease obligations	(25,401)	(96,547)	(205,720)
Reimbursement for assets under construction for others	4,153	5,618	501
Repurchase of common stock	(1,669)	(5,439)	(1,162)
Debt and equity issuance costs	(40,551)	(2,909)	(7,365)
Net cash provided (used) by financing activities	1,661,441	(120,168)	481,129
Net increase (decrease) in cash, cash equivalents, and restricted cash	882,167	(25,776)	203,884
Cash and cash equivalents at beginning of period	978,957	1,004,733	800,849
Cash, cash equivalents, and restricted cash at end of period (1)	$1,861,124	$978,957	$1,004,733

Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$80,837	$80,254	$65,123
Income taxes paid (received), net	$(17,790)	$5,843	$(73,489)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases (2)	$180,805	$191,004	—
Financing cash flows for finance leases (2)	$194	$674	—
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$565	$45,608	$987
Capital expenditures funded by operating lease borrowings (2)	$168,526	569,948	—

(1) The sum of cash and cash equivalents and restricted cash on our consolidated balance sheets equals cash, cash equivalents, and restricted cash in our statement of cash flows.
(2) The Company adopted ASU No. 2016-02, "Leases (Topic 842)," utilizing the modified retrospective adoption method with an effective date of January 1, 2019. Therefore, the consolidated financial statements for 2020 and 2019 are presented under the new standard, while 2018 is not adjusted and continues to be reported in accordance with the Company's historical accounting policy.

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2017	$7	$360,153	$(65,854)	$1,469,732	$(1,464)	$1,762,574
Share-based compensation	—	11,021	—	—	—	11,021
Repurchase of common stock	—	—	(1,162)	—	—	(1,162)
Proceeds from options exercised	—	51	—	—	—	51
Changes in comprehensive income	—	—	—	—	271	271
Net income	—	—	—	155,749	—	155,749
Balance at December 31, 2018	$7	$371,225	$(67,016)	$1,625,481	$(1,193)	$1,928,504
Effect of ASU No. 2016-02 implementation	—	—	—	(5,549)	—	(5,549)
Share-based compensation	—	8,154	—	—	—	8,154
Repurchase of common stock	—	—	(5,439)	—	—	(5,439)
Proceeds from options exercised	—	1	—	—	—	1
Changes in comprehensive income	—	—	—	—	406	406
Net income	—	—	—	335,255	—	335,255
Balance at December 31, 2019	$7	$379,380	$(72,455)	$1,955,187	$(787)	$2,261,332
Effect of ASU No. 2016-13 implementation (refer to Note 3)	—	—	—	(1,609)	—	(1,609)
Share-based compensation	—	11,575	—	—	—	11,575
Repurchase of common stock	—	—	(1,669)	—	—	(1,669)
Proceeds from options exercised	—	39	—	—	—	39
Changes in comprehensive income	—	—	—	—	169	169
Issuance of Common Stock and Warrants, net	3	352,965	—	—	—	352,968
Equity component value of convertible debt issuance, net	—	55,590	—	—	—	55,590
Net loss	—	—	—	(428,700)	—	(428,700)
Balance at December 31, 2020	$10	$799,549	$(74,124)	$1,524,878	$(618)	$2,249,695

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited consolidated financial statements include the accounts of Spirit Airlines, Inc. ("Spirit") and its consolidated subsidiaries (the "Company"). Spirit is an ultra low-cost, low-fare airline that provides affordable travel opportunities principally throughout the domestic United States, the Caribbean and Latin America and is headquartered in Miramar, Florida. Spirit manages operations on a system-wide basis due to the interdependence of its route structure in the various markets served. As only one service is offered (i.e., air transportation), management has concluded there is only one reportable segment.
In August 2020, Spirit formed several new subsidiaries; Spirit Finance Cayman 1 Ltd. (“HoldCo 1”), Spirit Finance Cayman 2 Ltd. (“HoldCo 2), Spirit IP Cayman Ltd. (“Spirit IP”) and Spirit Loyalty Cayman Ltd. (“Spirit Loyalty”). Each are Cayman Islands exempted companies incorporated with limited liability. Spirit IP and Spirit Loyalty are wholly-owned subsidiaries of HoldCo 2 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes (as defined herein)). HoldCo 1 and HoldCo 2 are special purpose holding companies. HoldCo 2 is a wholly-owned direct subsidiary of HoldCo 1 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes). HoldCo 1 is a wholly-owned subsidiary of Spirit (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes). As a result, the Company's financial statements are presented on a consolidated basis.
Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the Company's management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company's estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that both (i) are most important to the portrayal of the Company's financial condition and results and (ii) require management's most subjective judgments. The Company's most critical accounting policies and estimates are described below.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of less than three months at the date of acquisition to be cash equivalents. Investments included in this category primarily consist of cash and money market funds. Cash and cash equivalents are stated at cost, which approximates fair value.
Restricted Cash
The Company's restricted cash is comprised of cash held in account subject to account control agreements to be used for the payment of interest and fees on the Company's 8.00% senior secured notes and cash pledged as collateral against the Company's secured letters of credit.
Short-term Investment Securities
The Company's short-term investment securities are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. These securities are stated at fair value within current assets on the Company's consolidated balance sheet. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as proceeds from the maturity of short-term investment securities for the security relinquished, and purchase of short-term investment securities for the security purchased, in the Company's consolidated statements of cash flows. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the consolidated statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income.
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets and amounts due from the Internal Revenue Service related to federal excise fuel tax. The Company records an allowance for amounts not expected to be collected. The Company estimates the allowance based on historical write-offs and aging trends as

Notes to Consolidated Financial Statements—(Continued)
well as an estimate of the expected lifetime credit losses. The allowance for doubtful accounts was immaterial as of December 31, 2020 and 2019.
In addition, the provision for doubtful accounts and write-offs for 2020, 2019 and 2018 were each immaterial.
Income Tax Receivable
Income tax receivable consists of amounts due from tax authorities for recovery of income taxes paid in prior periods.
Property and Equipment
Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation of operating property and equipment is computed using the straight-line method applied to each unit of property. Residual values for new aircraft, new engines, major spare rotable parts, avionics and assemblies are generally estimated to be 10%. Property under finance leases and related obligations are initially recorded at an amount equal to the present value of future minimum lease payments computed using the Company's incremental borrowing rate or, when known, the interest rate implicit in the lease. Amortization of property under finance leases is recorded on a straight-line basis over the lease term and is included in depreciation and amortization expense.
The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Aircraft, engines and flight simulators	25
Spare rotables and flight assemblies	7 to 25 years
Other equipment and vehicles	5 to 7 years
Internal use software	3 to 10 years
Finance leases	Lease term or estimated useful life of the asset
Leasehold improvements	Lesser of lease term or estimated useful life of the improvement
Buildings	Lesser of lease term or 30 years
As of December 31, 2020, the Company had 101 aircraft, 16 spare engines and 1 flight simulator capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2020, the Company had 56 aircraft financed through operating leases with lease terms from 8 to 18 years. In addition, the Company had 8 spare engines financed through operating leases with lease terms from 12 to 16 years.
    The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Depreciation	$179,470	$155,326	$129,412
Amortization of heavy maintenance	88,927	63,364	41,286
Amortization of capitalized software	10,191	6,574	6,029
Total depreciation and amortization	$278,588	$225,264	$176,727
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying consolidated balance sheets, net of amortization, was $24.3 million and $13.0 million at December 31, 2020 and 2019, respectively.
The Company records amortization of capitalized software on a straight-line basis within depreciation and amortization expense in the accompanying consolidated statements of operations. The Company placed in service internal-use software of $21.5 million, $5.9 million and $12.0 million, during the years ended 2020, 2019 and 2018, respectively.

Notes to Consolidated Financial Statements—(Continued)
Operating Lease Right-of-Use Asset and Liabilities
The Company adopted Topic 842 utilizing the modified retrospective adoption method with an effective date of January 1, 2019. This standard requires all lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, for all leases with a term greater than 12 months.
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company's leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company has options to extend certain of its operating leases for an additional period of time and options to early terminate several of its operating leases. The lease term consists of the noncancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option and periods covered by an option to extend or not terminate the lease in which the exercise of the option is controlled by the lessor. The Company's lease agreements do not contain any residual value guarantees. The Company elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.
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
Prior to the adoption of Topic 842, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. Under Topic 842, gains and losses on sale-leaseback transactions, subject to adjustment for off-market terms, are recognized immediately and recorded within loss on disposal of assets on the Company's consolidated statements of operations.
Pre-Delivery Deposits on Flight Equipment
The Company is required to make pre-delivery deposit payments ("PDPs") towards the purchase price of each new aircraft and engine prior to the scheduled delivery date. These deposits are initially classified as pre-delivery deposits on flight equipment on the Company's consolidated balance sheets until the aircraft or engine is delivered, at which time the related PDPs are deducted from the final purchase price of the aircraft or engine and are reclassified to flight equipment on the Company's consolidated balance sheets.
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
Related interest is capitalized and included within pre-delivery deposits on flight equipment through the acquisition period until delivery is taken of the aircraft or engine and the asset is ready for service. Once the aircraft or engine is delivered, the capitalized interest is also reclassified into flight equipment on the Company's consolidated balance sheets along with the related PDPs as they are included in the cost of the aircraft or engine. Capitalized interest for 2020, 2019 and 2018 is primarily related to the interest incurred on long-term debt.
Measurement of Asset Impairments
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations, and estimated salvage values. The Company has assessed whether any impairment of its long-lived assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of December 31, 2020. The Company's assumptions about future conditions

Notes to Consolidated Financial Statements—(Continued)
important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will updated its analyses accordingly.
Passenger Revenues

    Fare revenues. Tickets sold are initially deferred within air traffic liability on the Company's consolidated balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. Generally, all tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. As of December 31, 2020 and 2019, the Company had air traffic liability ("ATL") balances of $402.0 million and $315.4 million, respectively. As of December 31, 2020, substantially all of the ATL balance as of December 31, 2019 has been recognized. Substantially all of the Company's ATL balance as of December 31, 2020 is expected to be recognized within 12 months.
Non-fare revenues. The adoption of ASU 2014-09 on January 1, 2018 impacted the classification of certain ancillary items such as bags, seats and other travel-related fees, since they are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are now recognized in non-fare revenues within passenger revenues, at the time of departure, in the Company's disaggregated revenue table within Note 4, Revenue Disaggregation.
The following table summarizes the primary components of the Company's non-fare revenue and the revenue recognition method utilized for each service or product:

		Year Ended December 31,
Non-fare revenue	Recognition method	2020	2019	2018
		(in thousands)
Baggage	Time of departure	$404,896	$734,243	$620,154
Passenger usage fee	Time of departure	358,561	669,177	531,459
Advance seat selection	Time of departure	125,213	228,876	180,012
Other		120,638	238,454	224,283
Non-fare revenue		$1,009,308	$1,870,750	$1,555,908
Changes and cancellations. Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which prior to 2020 had an expiration of 60 days from the date the credit shell was created. During 2020, in response to the COVID-19 pandemic, the Company increased the expiration period on some of its credit shells from 60 days to up to 12 months and waived change and cancellation fees for the Guests who booked travel to occur by February 28, 2021. As the COVID-19 pandemic continues to evolve, the Company will evaluate any continued impact to travel plans and may decide to further extend credit shell expiration dates and/or waive change and cancellation fees in the future. Credit shells can be used towards the purchase of a new ticket and the Company’s other service offerings. Both service charge and credit shell amounts are recorded as deferred revenue and amounts expected to expire unused are estimated based on historical experience.

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

Notes to Consolidated Financial Statements—(Continued)
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

The Company's co-branded credit card agreement provides for joint marketing where cardholders earn mileage credits for making purchases using co-branded cards. During 2020, the Company extended its agreement with the administrator of the FREE SPIRIT affinity credit card program to extend through March 31, 2024. In connection with its extension of the agreement, in January 2021, the Company launched a new loyalty program with extended mileage expiration, additional benefits based on status tiers, and other changes. The Company accounts for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative selling prices of those products and services, which generally consists of (i) travel miles to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. The Company determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of miles awarded and number of miles redeemed, (2) ETV for the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts. The new program terms will require updated estimates of the allocation of future revenues to the performance obligations described above.

The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on the consolidated balance sheet and recognizes loyalty travel awards in passenger revenue as the mileage credits are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as miles are delivered. Total unrecognized revenue from future FREE SPIRIT award redemptions and the sale of mileage credits was $31.6 million and $29.8 million at December 31, 2020 and 2019, respectively. The current portion of this balance is recorded within air traffic liability and the long-term portion of this balance is recorded within deferred gains and other long-term liabilities in the accompanying consolidated balance sheets.
    The following table illustrates total cash proceeds received from the sale of mileage credits and the portion of such proceeds recognized in non-ticket revenue immediately as marketing component:

	Consideration received from credit card mile programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2020	$33,201	$25,918
December 31, 2019	48,136	37,151
December 31, 2018	39,194	30,353

Notes to Consolidated Financial Statements—(Continued)
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
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $88.9 million, $63.4 million and $41.3 million for the years ended 2020, 2019 and 2018, respectively. During the years ended 2020, 2019 and 2018, the Company deferred $75.2 million, $176.0 million and $190.5 million, respectively, of costs for heavy maintenance, net of reimbursements. At December 31, 2020 and 2019, the Company had deferred heavy maintenance balance of $570.6 million and $504.2 million, and accumulated heavy maintenance amortization of $222.7 million and $142.6 million, respectively.
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
The table below summarizes the components of the Company’s maintenance cost:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Flight hour-based maintenance expense	$52,092	$78,253	$68,039
Non-flight hour-based maintenance expense	59,135	65,322	61,039
Total maintenance, materials and repairs	$111,227	$143,575	$129,078
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
Aircraft Maintenance Deposits
    Some of the Company's aircraft and engine master lease agreements provide that the Company pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company's required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. These lease agreements

Notes to Consolidated Financial Statements—(Continued)
generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2020, the Company is in full compliance with such requirements and does not anticipate having to pay reserves related to these master leases in the future.
    Maintenance reserve payments are reflected as aircraft maintenance deposits in the accompanying consolidated balance sheets. The Company makes certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor, the cost of future maintenance events and the utilization of the aircraft is estimated before it is returned to the lessor. When it is not probable the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated into-plane costs, taxes, and oil, and realized and unrealized gains and losses associated with fuel derivative contracts, if any.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $5.5 million, $6.3 million and $6.3 million for the years ended 2020, 2019 and 2018, respectively, were recorded within distribution expense in the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2020 and 2019, the Company recorded a valuation allowance of $2.9 million and $1.7 million, respectively. For additional information, refer to Note 17, Income Taxes.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. For the majority of awards, compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The Company has issued and outstanding restricted stock awards, stock option awards and performance share awards. Restricted stock awards are valued at the fair value of the shares on the date of grant. The fair value of share option awards is estimated on the date of grant using the Black-Scholes valuation model. The fair value of performance share awards based on a market condition is estimated through the use of a Monte Carlo simulation model. The fair value of performance share awards based on a performance condition is based on the fair value of the shares on the date of grant. The performance share awards based on a performance condition are evaluated at each report date and adjustments are made to stock-based compensation expense based on the number of shares deemed probable of issuance upon vesting. For additional information, refer to Note 12, Stock-Based Compensation.
Concentrations of Risk
The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel, one of the Company’s largest expenditures, represented approximately 19%, 30% and 32% of total operating expenses in 2020, 2019 and 2018, respectively.
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

Notes to Consolidated Financial Statements—(Continued)
Due to the relatively small size of the Company's fleet and high utilization rate, the unavailability of aircraft and resulting reduced capacity could have a material adverse effect on the Company’s business, results of operations and financial condition.
As of December 31, 2020, the Company had five union-represented employee groups that together represented approximately 82% of all employees. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 18, Commitments and Contingencies.

2.Impact of COVID-19

Since its initial onset in early 2020, the COVID-19 pandemic has evolved throughout the year and continues to be fluid. Therefore, the Company's financial and operational outlook still remains subject to change and fluctuation. The Company continues to monitor the impacts of the pandemic on its operations and financial condition, and to implement and adapt mitigation strategies while working to preserve cash and protect the long-term sustainability of the Company.

Capacity Reductions

At the onset of the COVID-19 pandemic in March 2020, in response to government restrictions on travel and drastically reduced consumer demand, the Company began to significantly reduce capacity each month with the largest capacity reduction in May 2020 at approximately 94%, year over year. In response to modest demand recovery, the Company strategically added back capacity during certain peak travel periods. During the holiday months of November and December, capacity was reduced to a lesser extent with reductions of 20.8% and 20.1%, year over year. The Company continues to closely monitor demand and will make adjustments to the flight schedule as appropriate.

The COVID-19 pandemic and its effects continue to evolve with recent developments including the uptick in the rate of infections following the 2020 holiday season, the emergency use authorization issued by the U.S. Food and Drug Administration for certain COVID-19 vaccines in late 2020, and the requirement, effective January 26, 2021, that all U.S. inbound international travelers provide a negative COVID-19 test prior to flying. The Company currently estimates that air travel demand will continue to be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue to develop. The Company expects that air travel demand will continue to gradually recover in 2021. However, the situation continues to be fluid and actual capacity adjustments may be different than what the Company currently expects. Refer to Note 4, Revenue Disaggregation, for discussion of the impact of COVID-19 on the Company's air traffic liability, credit shells and refunds.

COVID-19 Legislation

On March 27, 2020, President Donald Trump signed the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") into law. The CARES Act was a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee salaries, wages and benefits and up to $25 billion in secured loans.

In April 2020, the Company entered into a Payroll Support Program ("PSP") Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which the Company received a total of $344.4 million, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, the Company issued to Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of the Company’s common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020) with a fair value of $3.9 million. The remaining amount of $267.2 million is in the form of a grant and was recognized in special charges and credits, net of related costs, in the Company's consolidated statement of operations. Refer to Note 5, Special Charges and Credits, for additional information.

Pursuant to the warrant agreement with the Treasury, the Company registered the resale of the warrants and the 520,797 shares of common stock issuable upon exercise of such warrants in September and October 2020. Total warrants issued represent less than 1% of the outstanding shares of the Company's common stock as of December 31, 2020. Refer to Note 14, Debt and Other Obligations, for additional information on the notes issued and Note 11, Common Stock and Preferred Stock, for additional information on the warrants.

Notes to Consolidated Financial Statements—(Continued)
In connection with the Company's participation in the PSP, the Company was, and continues to be, subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on payment of dividends and stock buybacks through September 30, 2021;
•Limits on certain executive compensation including limiting pay increases and severance pay or other benefits upon terminations, through March 24, 2022;
•Requirements to maintain certain levels of scheduled services (including to destinations where there may currently be significantly reduced or no demand) through September 30, 2020;
•A prohibition on involuntary terminations or furloughs of the Company's employees (except for health, disability, cause, or certain disciplinary reasons) through September 30, 2020;
•A prohibition on reducing the salaries, wages, or benefits of the Company's employees (other than the Company's executive officers or independent contractors, or as otherwise permitted under the terms of the PSP) through September 30, 2020;
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
On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law. This new legislation provides an extension or additional benefits designed to address the continuing economic fallout from the COVID-19 pandemic. The bill extends the PSP program of the CARES Act through March 31, 2021 ("PSP2") and provides an additional $15 billion to fund the PSP2 program for employees of passenger air carriers. In late December, the Company notified the Treasury of its intent to participate in the PSP2 agreement. The Company entered into a new payroll support program agreement with the Treasury on January 15, 2021. The Company expects to receive approximately $184.5 million pursuant to its participation in the PSP2 program. In January 2021, the Company received the first installment of $92.2 million in the form of a grant. Of the remaining amount, the Company expects that approximately $25 million will be in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP2, the Company expects to issue to Treasury warrants to purchase up to 103,761 shares of the Company’s common stock at a strike price of $24.42 per share (the closing price of the shares of the Company's common stock on December 24, 2020).
In connection with the Company's participation in the PSP2, the Company is subject to certain restrictions and limitations, including, but not limited to:
•Restrictions on payment of dividends and stock buybacks through March 31, 2022;
•Limits on executive compensation through October 1, 2022;
•Restrictions from conducting involuntary furloughs or reducing pay rates and benefits until March 31, 2021;
•Requirements to maintain certain levels of scheduled services through March 1, 2022;
•Reporting requirements; and
•A recall of all employees that were involuntarily furloughed or terminated between October 1, 2020 and the date the carrier enters into the new payroll support agreement with the Treasury. Such employees, if returning to work, must be compensated for lost pay and benefits between December 1, 2020 and the date of such new payroll support agreement.
The CARES Act also provided an employee retention credit (“CARES Employee Retention credit”) which is a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. The Company qualified for the credit beginning on April 1, 2020 and received additional credits for qualified wages through December 31, 2020. During the twelve months ended December 31, 2020, the Company recorded $38.5 million related to the CARES Employee Retention credit within special charges (credits) on the Company’s consolidated statements of operations. Refer to Note 5, Special Charges and Credits, for additional information.

Notes to Consolidated Financial Statements—(Continued)
The Consolidated Appropriations Act, 2021 also extends and expands the availability of the CARES Employee Retention credit through June 30, 2021, however, certain provisions apply only after December 31, 2020. This new legislation amends the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before July 1, 2021. During the first two quarters of 2021, a maximum of $10,000 in qualified wages for each employee per calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer in 2021 is $7,000 per employee per calendar quarter for the first and second quarters of 2021.

The CARES Act also provides for certain tax loss carrybacks and a waiver on federal fuel taxes through December 31, 2020. As of December 31, 2020, the Company had recognized $142.0 million in related federal tax loss carrybacks and $6.5 million in federal fuel tax savings reflected within aircraft fuel in the Company’s statements of operations.

Finally, the CARES Act also provides for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of December 31, 2020, the Company had deferred $23.2 million in social security tax payments. The deferred amounts are recorded within other current liabilities and within deferred gains and other long-term liabilities on the Company’s consolidated balance sheet.

Income Taxes
The Company's effective tax rate for the twelve months ended December 31, 2020 was 30.9% compared to 23.2% for the twelve months ended December 31, 2019. The increase in tax rate, as compared to the prior year period, is primarily due to a $56.1 million discrete federal tax benefit recorded during the twelve months ended December 31, 2020 related to the passage of the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. Excluding this discrete tax benefit, the Company's effective tax rate for the twelve months ended December 31, 2020 would have been 21.8%. While the Company expects its tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates. Refer to Note 17, Income Taxes, for additional information.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the spread of COVID-19 in the U.S. in the first quarter of 2020, the Company has taken several actions to increase liquidity and strengthen its financial position. As a result of these actions, as of December 31, 2020, the Company had unrestricted cash and cash equivalents and short-term investment securities of $1,896.1 million.

In March 2020, the Company entered into a senior secured revolving credit facility (the "2022 revolving credit facility") for an initial commitment amount of $110.0 million, and subsequently, in the second quarter of 2020, increased its commitment amount to $180.0 million. As of December 31, 2020, the Company had fully drawn the available amount of $180.0 million under the 2022 revolving credit facility. The 2022 revolving credit facility matures on March 30, 2022. Refer to Note 14, Debt and Other Obligations, for additional information about the 2022 revolving credit facility.

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 (the “convertible notes”). The convertible notes will bear interest at the rate of 4.75% per year and will mature on May 15, 2025. Interest on the convertible notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. The Company received proceeds of $168.3 million, net of total issuance costs of $6.7 million and recorded $95.6 million in long-term debt and finance leases, net of debt issuance costs of $3.8 million on its consolidated balance sheets, related to the debt component of the convertible notes, and $72.7 million in additional paid-in-capital ("APIC"), net of issuance costs of $2.9 million on its consolidated balance sheets, related to the equity component of the convertible notes. Refer to Note 14, Debt and Other Obligations for additional information about the Company’s convertible debt.

Also on May 12, 2020, the Company completed the public offering of 20,125,000 shares of its voting common stock, which includes full exercise of the underwriters’ option to purchase an additional 2,625,000 shares of common stock, at a public offering price of $10.00 per share (the “common stock offering”). The Company received proceeds of $192.4 million, net of issuance costs of $8.9 million. Refer to Note 11, Common Stock and Preferred Stock, for further information about the Company’s common stock offering.

In June 2020, the Company entered into an agreement to amend its revolving credit facility entered into in 2018 to finance aircraft pre-delivery payments. The agreement amends the revolving credit facility to extend the final maturity date from

Notes to Consolidated Financial Statements—(Continued)
December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million. This facility is secured by the collateral assignment of certain of the Company’s rights under the purchase agreement with Airbus. As of December 31, 2020, collateralized amounts were related to 11 Airbus A320neo aircraft scheduled to be delivered between June 2021 and April 2022. The maximum borrowing capacity of $95.1 million, as of December 31, 2020, decreased from $111.2 million due to the delivery of aircraft during the third and fourth quarters of 2020 and will continue to decrease as the Company takes delivery of the related aircraft. The amendment provides approximately $54 million in additional liquidity through March 2021. Refer to Note 14, Debt and Other Obligations, for further information.

Also, in June 2020, the Company entered into an agreement to defer certain aircraft deliveries originally scheduled in 2020 and 2021, as well as the related pre-delivery deposit payments. The Company may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. The Company also may adjust or defer deliveries, or change models of aircraft in the delivery stream, from time to time, as a means to match future capacity with anticipated demand and growth trends. During the twelve months ended December 31, 2020, the Company took delivery of 12 aircraft. In addition, the Company has 16 aircraft scheduled for delivery in 2021. Refer to Note 18, Commitments and Contingencies, for further information about the Company’s future aircraft deliveries.

On July 22, 2020, the Company entered into an equity distribution agreement relating to the issuance and sale from time to time by the Company of up to 9,000,000 shares of the Company's common stock in sales deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act of 1933, as amended (the "Securities Act"). During the third quarter of 2020, the Company completed the sale of all 9,000,000 shares under its "at-the-market offering" program ("ATM program") and had received proceeds of $156.7 million, net of $5.0 million in related issuance costs. Refer to Note 11, Common Stock and Preferred Stock, for further information.

On September 17, 2020, the Company completed a private offering by Spirit IP Cayman Ltd., an indirect wholly-owned subsidiary of the Company and Spirit Loyalty Cayman Ltd., an indirect wholly-owned subsidiary of the Company, of an aggregate of $850 million principal amount of 8.00% senior secured notes. The 8.00% senior secured notes will be secured by, among other things, a first priority lien on the core assets of the Company’s loyalty programs, comprised of cash proceeds from its Free Spirit co-branded credit card programs, its $9 Fare ClubTM program membership fees, and certain intellectual property required or necessary to operate the loyalty programs, as well as the Company’s brand intellectual property. Refer to Note 4, Revenue Disaggregation, for further information on the Company's loyalty programs. The 8.00% senior secured notes will mature on September 20, 2025. The Company received proceeds of $823.9 million, net of issuance costs of $17.4 million and original issue discount of $8.7 million, related to this private offering. Refer to Note 14, Debt and Other Obligations, for further information.

For purposes of assessing its liquidity needs, the Company estimates that demand will continue to be volatile as it recovers through 2021, but remain well below 2019 levels. The Company believes the actions described above, along with the expected funds of the PSP2 program, sufficiently address its future liquidity needs, yet anticipates it may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

Workforce Actions

In July 2020, the Company distributed a letter to employees, including approximately 2,500 U.S.-based union represented employees, regarding the possibility of a workforce reduction at their work location. Throughout the second and third quarters of 2020, the Company worked with unionized employees and the related unions to create voluntary leave programs for pilots, flight attendants and other unionized employee groups. The Company also created voluntary leave programs for certain non-unionized employee groups. In August 2020, the Company announced a voluntary separation program for non-unionized employees. Due to the high level of support and acceptance of the voluntary programs offered, no unionized employees were involuntarily furloughed and the total number of non-unionized employees involuntarily separated as of October 1, 2020 was reduced by more than 95%. In the year ended December 31, 2020, the Company recorded $2.5 million in expenses related to the voluntary and involuntary employee separations. These expenses were recorded within special credits on the Company’s consolidated statement of operations. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on the Company’s consolidated statement of operations. With the Company's expected participation in the PSP2 program, the Company will comply with any related restrictions and limitations on any workforce actions.

Notes to Consolidated Financial Statements—(Continued)
3.Recent Accounting Developments

Recently Adopted Accounting Pronouncements

Accounting for Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses." The standard requires the use of an "expected loss" model on certain types of financial instruments. For accounts receivables, aircraft maintenance deposits and security deposits (recorded within other long-term assets on the Company's consolidated balance sheets) the Company is required to estimate lifetime expected credit losses. The standard also amends the impairment model for available-for-sale securities and requires estimated credit losses to be recorded as allowances rather than as reductions to the amortized cost of the securities. As such, the Company is required to recognize an allowance for credit losses for its short-term available-for-sale investment securities, with the exception of U.S. Treasury securities which do not require an allowance for credit losses. The Company adopted this standard effective January 1, 2020. In connection with the adoption of this standard, the Company recognized a cumulative effect adjustment, net of tax, of $1.6 million to retained earnings on the Company's consolidated balance sheets with corresponding reserves against certain of our outstanding financial instruments. These amounts were not material to the Company's consolidated financial statements individually or in the aggregate.

Cloud Computing Arrangements

In August 2018, the FASB issued ASU No. 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software." This new standard requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40, "Accounting for Internal-Use Software," to determine which implementation costs to capitalize as assets and amortize over the term of the hosting arrangement or expense as incurred. The Company adopted this standard effective January 1, 2020 and is applying the standard prospectively to all implementation costs incurred after the date of adoption. This adoption has not had a material impact on the Company's consolidated financial statement presentation or results.

Recently Issued Accounting Pronouncements Not Yet Adopted

Convertible Instruments and Contracts

In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." This new standard simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments. It eliminates the treasury stock method for convertible instruments and requires application of the “if-converted” method for certain agreements. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2022. Early adoption is permitted, but no earlier than fiscal years beginning January 1,
2021, including interim periods. The Company does not plan to early adopt and is currently evaluating the impact of this new standard on its earnings (loss) per share calculation under the "if-converted" method related to its convertible debt.

4. Revenue Disaggregation
    Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the twelve months ended December 31, 2020, 2019 and 2018.

	Twelve Months Ended December 31,
	2020	2019	2018
	(in thousands)
Operating revenues:
Fare	$756,225	$1,886,855	$1,704,107
Non-fare	1,009,308	1,870,750	1,555,908
Total passenger revenues	1,765,533	3,757,605	3,260,015
Other	44,489	72,931	63,019
Total operating revenues	$1,810,022	$3,830,536	$3,323,034

The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as the mileage credits are used for travel or expire unused.
As a result of the COVID-19 pandemic, the Company experienced significantly increased customer requests for credit shells, or customer travel funds held by the Company that can be redeemed for future travel, and refunds beginning in the second half of March 2020 and continuing to varying degrees through the remainder of the year primarily due to flight cancellations and a change in the Company's flight cancellation and refund policy. The total value of refunds issued during the twelve months ended December 31, 2020 was $183.6 million.
The Company expects that the level of requests for credit shells and refunds will continue to fluctuate and vary as the effects of COVID-19 continue to develop. In addition, in response to COVID-19, the Company increased the expiration period on some of its credit shells from 60 days to up to 12 months and waived change and cancellation fees for the Guests who booked travel to occur by February 28, 2021. As a result, the outstanding balance of the unused credit shells (which is recorded within ATL on the Company's consolidated balance sheets), as of December 31, 2020, significantly exceeds the balance in the prior year period. As of December 31, 2020 and December 31, 2019, the Company had ATL balances of $402.0 million and $315.4 million, respectively. Substantially all of the Company's ATL, including the balance of credit shells, is expected to be recognized within 12 months of the respective balance sheet date. Refer to Note 2, Impact of COVID-19, for further information on COVID-19's impact to the Company.

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

Loyalty Programs

The Company operates the $9 Fare ClubTM which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags, exclusive offers on hotels, rental cars and other travel necessities. The Company also operates the Free Spirit loyalty program (the “Free Spirit Program”), which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit Program members earn and accrue miles for taking our flights and services from non-air partners such as retail merchants, hotels or car rental companies or by making purchases with credit cards issued by partner banks and financial services providers. Miles earned and accrued by Free Spirit Program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel.

The Company launched a more expansive Free Spirit Program with extended mileage expiration, additional benefits based on status tiers, and other changes in January 2021. The new program terms will require updated estimates of the allocation of future revenues to the performance obligations. Refer to Note 1, Summary of Significant Accounting Policies, for further information. In addition, starting in January 2021, the benefits of the $9 Fare ClubTM , now known as the Spirit Saver$

ClubTM, were expanded to include discounts on seats, shortcut boarding and security, and "Flight Flex" flight modification product.

5.Special Charges and Credits

    Special Charges and Credits, Operating

During the twelve months ended December 31, 2020, the Company recorded a $266.8 million credit, net of the related costs, within special charges (credits) on the Company’s consolidated statements of operations related to the grant component of the PSP with the Treasury. These funds were used exclusively to pay for salaries, wages and benefits for the Company's Team Members through September 30, 2020.

In addition, during the twelve months ended December 31, 2020, the Company recorded a credit of $38.5 million related to the CARES Act Employee Retention credit within special charges (credits) on the Company’s consolidated statements of operation. These special credits were partially offset by $2.5 million in special charges recorded in the third and fourth quarters of 2020 related to the Company's voluntary and involuntary employee separation programs. Refer to Note 2, Impact of COVID-19, for further information on the CARES Act and the Company 's workforce actions.

During the twelve months ended December 31, 2019, the Company recorded $0.7 million within special charges (credits) on the Company's consolidated statement of operations related to the write-off of aircraft related credits resulting from the exchange of credits negotiated under the new purchase agreement with Airbus S.A.S. ("Airbus") executed during the fourth quarter of 2019. For additional information on the new purchase agreement with Airbus, refer to Note 18, Commitments and Contingencies.

During the twelve months ended December 31, 2018, the Company negotiated and amended the collective bargaining agreement with the Air Line Pilots Association, International ("ALPA"), under the guidance of the National Mediation Board ("NMB"). In connection with the new agreement, the Company incurred a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions. As a result, the Company recorded $88.7 million within special charges (credits) on the Company's consolidated statement of operations for the twelve months ended December 31, 2018.

    Special Charges, Non-Operating

    During the twelve months ended December 31, 2020 and December 31, 2019, the Company had no special charges, non-operating within other (income) expense in the consolidated statement of operations.

    During the twelve months ended December 31, 2018, the Company recorded $90.4 million, in special charges, non-operating within other (income) expense in the consolidated statement of operations. During the first quarter of 2018, the Company entered into an aircraft purchase agreement for the purchase of 14 A319 aircraft previously operated under operating leases by the Company. The aggregate gross purchase price for the 14 aircraft was $285.0 million, and the price for each aircraft at the time of the sale comprised a cash payment net of the amount of maintenance reserves and security deposits for such aircraft held by the applicable lessor pursuant to the lease for such aircraft. The contract was deemed a lease modification which resulted in a change of classification from operating leases to finance leases for the 14 aircraft. During the first quarter of 2018, the finance lease assets were recorded at the lower of cost or fair value of the aircraft within flight equipment on the Company's consolidated balance sheets. During the second quarter of 2018, the purchase of the 14 aircraft was completed and the obligation was accreted up to the net cash payment price with interest charges recognized in special charges, non-operating in the consolidated statement of operations. The Company determined the valuation of the aircraft based on third-party appraisals considering the condition of the aircraft (a Level 3 measurement).

6. Loss on Disposal of Assets
    During the twelve months ended December 31, 2020, the Company recorded $2.3 million in loss on disposal of assets in the consolidated statement of operations. This loss on disposal of assets mainly consists of $1.5 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade the Company's enterprise accounting software which was subsequently suspended and $0.8 million related to the disposal of excess and obsolete inventory.

    During the twelve months ended December 31, 2019, the Company recorded $17.4 million in loss on disposal of assets in the statement of operations. This loss on disposal of assets consisted of $13.4 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.4 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade the Company's enterprise accounting software which was suspended as the Company pursued alternative solutions. Refer to Note 19, Fair Value Measurements for information regarding the Company's held-for-sale assets. These losses on disposal were partially offset by a $1.5 million gain on sale-leaseback transactions for 6 aircraft delivered during the twelve months ended December 31, 2019. Refer to Note 15, Leases and Prepaid Maintenance Deposits for information regarding the Company's accounting policy on sale-leaseback transactions.

    During the twelve months ended December 31, 2018, the Company recorded $9.6 million in loss on disposal of assets in the consolidated statement of operations. During the twelve months ended December 31, 2018, the Company sold 6 used engines for $11.4 million at a loss of $5.2 million. In addition, the Company wrote off $4.4 million related to the disposal of excess and obsolete inventory.

7.Letters of Credit
As of December 31, 2020, the Company had a $30.0 million standby letter of credit secured by restricted cash, of which $23.6 million had been drawn upon for issued letters of credit. As of December 31, 2019, the Company had a $35.0 million unsecured standby letter of credit facility, of which $23.3 million had been drawn upon for issued letters of credit.

8.Credit Card Processing Arrangements
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2020 and 2019, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and $9 Fare ClubTM memberships as of December 31, 2020 and 2019, was $423.7 million and $342.3 million, respectively.

Notes to Financial Statements—(Continued)
9.Short-term Investment Securities

The Company's short-term investment securities are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. These securities are stated at fair value within current assets on the Company's consolidated balance sheet. Realized gains and losses on sales of investments, if any, are reflected in non-operating income (expense) in the consolidated statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income, ("AOCI").

As of December 31, 2020 and December 31, 2019, the Company had $106.3 million and $105.3 million in short-term available-for-sale investment securities, respectively. During the twelve months ended December 31, 2020, 2019 and 2018, these investments earned interest income at a weighted-average fixed rate of approximately 1.1%, 2.3% and 1.6% respectively. For the twelve months ended December 31, 2020 and December 31, 2019, an unrealized loss of $73 thousand and an unrealized gain of $104 thousand, net of deferred taxes of $21 thousand and $31 thousand, respectively, were recorded within AOCI related to these investment securities. For the twelve months ended December 31, 2020 and 2019, a realized gain of $3 thousand and $5 thousand were recorded within non-operating income (expense) in the consolidated statements of operations. For the twelve months ended December 31, 2018, the Company did not recognize any realized gains or losses related to these securities as the Company did not transact any sales of these securities during these periods. As of December 31, 2020 and December 31, 2019, $31 thousand and $104 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

10.Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2020 and 2019 consist of the following:

	As of December 31,
	2020	2019
	(in thousands)
Salaries, wages and benefits	$112,838	$89,163
Airport obligations	68,677	80,134
Aircraft and facility lease obligations	67,374	20,656
Interest payable	37,202	16,941
Federal excise and other passenger taxes and fees payable	36,884	65,312
Aircraft maintenance	27,466	38,099
Fuel	11,704	28,510
Other	31,469	34,706
Other current liabilities	$393,614	$373,521

11.Common Stock and Preferred Stock
The Company’s amended and restated certificate of incorporation dated June 1, 2011, authorizes the Company to issue up to 240,000,000 shares of common stock, $0.0001 par value per share, 50,000,000 shares of non-voting common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.0001 par value per share. All of the Company’s issued and outstanding shares of common stock and preferred stock, if any, are duly authorized, validly issued, fully paid and non-assessable. The Company’s shares of common stock and non-voting common stock are not redeemable and do not have preemptive rights.
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
Rights and Preferences. Other than under the Rights Agreement (as defined below), holders of the Company’s common stock have no preemptive, conversion, subscription or other rights and there are no redemption or sinking fund provisions applicable to the Company’s common stock. The rights, preferences and privileges of the holders of the Company’s common stock are subject to and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate in the future.
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
Rights and Preferences. Other than under the Rights Agreement (as defined below), holders of the Company’s non-voting common stock have no preemptive, subscription or other rights, and there are no redemption or sinking fund provisions applicable to the Company’s non-voting common stock. The rights, preferences and privileges of the holders of the Company’s non-voting common stock are subject to and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate in the future.
As of December 31, 2020 and 2019, there were no shares of non-voting common stock outstanding.
Preferred Stock
The Company’s Board of Directors has the authority, without further action by the Company’s stockholders, to issue up to 10,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof. These rights, preferences and privileges could include dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, any or all of which may be greater than the rights of common stock. The Company’s issuance of preferred stock could adversely affect the voting power of holders of common stock and the likelihood that such holders will receive dividend payments and payments upon liquidation. In addition, the issuance of preferred stock could have the effect of delaying, deferring or preventing a change of control of the Company or other corporate action. As of December 31, 2020 and 2019, there were no shares of preferred stock outstanding.
Series A Preferred Stock Purchase Rights
On March 29, 2020, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid on April 9, 2020 (the “Record Date”) to holders of record as of the close of business on that date. Pursuant to a Rights Agreement (the "Rights Agreement") between the Company and Equiniti Trust Company, as Rights Agent. The Rights will initially trade with, and will be inseparable from, the Company's common stock, and the registered holders of the Company's common stock will be deemed to be the registered holders of the Rights. In addition, each share issued upon conversion of the convertible notes and any shares of common stock issued through March 29, 2021 will have such Right.

The Board of Directors has adopted the Rights Agreement to reduce the likelihood that a potential acquirer would gain (or seek to influence or change) control of the Company by open market accumulation or other tactics without paying an

Notes to Financial Statements—(Continued)
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

Notes to Financial Statements—(Continued)
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

Warrants

In connection with the Company's participation in the PSP agreement with the Treasury, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of the Company's common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020). The warrant agreement sets out the Company’s obligations to issue warrants in connection with disbursements under the PSP and to file a resale shelf registration statement for the warrants and the underlying shares of common stock; prospectus supplements for which were filed on September 30, 2020 and October 8, 2020. The Company has also granted the Treasury certain demand and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants include adjustments for below market issuances, payment of dividends and other customary anti-dilution provisions. The warrants are transferable and have no voting rights. The warrants expire in five years from the date of issuance and at the Company's option, may be settled on a "net cash" or "net shares" basis. Refer to Note 2, Impact of COVID-19, for further information on the PSP agreement with Treasury. The 520,797 warrants issued in connection with the PSP agreement represent less than 1% of the outstanding shares of the Company's common stock as of December 31, 2020.

The Company concluded that the PSP warrants agreement is a derivative contract classified within equity, at fair value upon issuance, within the Company’s consolidated balance sheet. Equity-classified contracts are initially measured at fair value and subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity. As of December 31, 2020, the Company had recorded $3.9 million, net of issuance costs, in APIC related to the fair value of the warrants issued.

In connection with its participation in the PSP2 program, the Company expects to issue to the Treasury warrants to purchase approximately 103,761 shares of the Company's common stock. Refer to Note 2, Impact of COVID for further information.
Common Stock Offering

On May 12, 2020, the Company completed the public offering of 20,125,000 shares of its voting common stock, which includes full exercise of the underwriters’ option to purchase an additional 2,625,000 shares of common stock, at a public offering price of $10.00 per share (the “Common Stock Offering”). In connection with the common stock offering, the Company received proceeds of $192.4 million, net of $8.9 million in related issuance costs. The Company recorded $2.0 thousand of common stock at par and the excess proceeds within APIC.

At-the-Market Offering Program

On July 22, 2020, the Company entered into an equity distribution agreement relating to the issuance and sale from time to time by the Company of up to 9,000,000 shares of the Company's common stock in sales deemed to be "at-the-market offerings" as defined in Rule 415 under the Securities Act. As of December 31, 2020, the Company had completed the sale of all 9,000,000 shares under its ATM program and had received proceeds of $156.7 million, net of $5.0 million in related issuance costs. The Company recorded $900 of common stock at par and the excess proceeds, net of related issuance costs, within APIC on the Company's consolidated balance sheets.

12.Stock-Based Compensation
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

Notes to Financial Statements—(Continued)
On December 16, 2014, the Company's Board of Directors approved the 2015 Incentive Award Plan, or 2015 Plan, which was subsequently approved by the Company's stockholders on June 16, 2015. As of December 31, 2020 and December 31, 2019, 1,618,417 and 1,897,809 shares of the Company’s common stock, respectively, remained available for future issuance under the 2015 Plan.
Stock-based compensation cost amounted to $11.6 million, $8.2 million and $11.0 million for 2020, 2019 and 2018, respectively. During 2020, 2019 and 2018 there was a $3.6 million, $1.9 million and $2.6 million tax benefit recognized in income related to stock-based compensation.
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
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2020 and changes during the year ended December 31, 2020 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2019	332,966	49.84
Granted	222,401	35.48
Vested	(146,096)	50.31
Forfeited	(8,795)	47.86
Outstanding at December 31, 2020	400,476	41.74
There were 222,401 and 148,120 restricted stock shares granted during the years ended December 31, 2020 and December 31, 2019, respectively. As of December 31, 2020 and December 31, 2019, there was $10.4 million and $10.0 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 2.0 years and 2.7 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2020, 2019 and 2018 was $35.48, $53.41 and $46.90, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2020, 2019 and 2018 was $5.5 million, $5.4 million and $6.5 million, respectively.
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

	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2020	Weighted-Average at Grant Date for Twelve Months Ended December 31, 2019
Expected volatility factor	0.40	0.38
Risk free interest rate	1.58%	2.50%
Expected term (in years)	2.96	2.97
Expected dividend yield	—%	—%
For grants awarded in 2020, 2019 and 2018, the volatility was based upon a weighted average historical volatility for the Company. The Company chose to use historical volatility to value these awards because historical prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated as the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s market condition performance share awards for the year ended December 31, 2020:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2019	96,159	61.58
Granted	36,328	47.43
Vested	(47,240)	52.07
Forfeited	(336)	47.43
Outstanding at December 31, 2020	84,911	60.88

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
The following table summarizes the Company’s performance condition performance share awards for the year ended December 31, 2020:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2019	47,794	53.24
Granted	72,593	40.11
Vested	(23,620)	46.21
Forfeited	(669)	40.11
Outstanding at December 31, 2020	96,098	45.14
As of December 31, 2020 and 2019, there was $4.8 million and $4.4 million, respectively, of total unrecognized compensation cost related to performance share awards expected to be recognized over 1.66 years and 1.73 years, respectively.
Stock Appreciation Rights

During 2018, the Company issued stock appreciation awards to certain senior-level executives. These awards had a four-year service requisite period from January 1, 2018 through December 31, 2021 and a two-year performance period from

Notes to Financial Statements—(Continued)
January 1, 2018 through December 31, 2019. These market-condition performance awards were based on the appreciation of the Company's stock price over the two-year performance period. Issuance of the award on January 1, 2018 represented a right to receive shares of the Company's common stock upon achievement of certain performance goals by the grant date of December 31, 2019. As performance goals stipulated by the award were not achieved, these shares were not granted on December 31, 2019. During the twelve months ended December 31, 2019 and 2018, the Company recognized $0.7 million and $1.2 million of stock-based compensation cost related to the stock appreciation awards issued during 2018, respectively. On December 31, 2019, the Company reversed the total expense of $1.9 million related to these awards as these awards were not granted. No further expense was recognized related to these awards.
Treasury Stock
During the year ended December 31, 2020, 2019 and 2018, the Company repurchased 44 thousand, 91 thousand and 28 thousand shares, respectively, for $1.7 million, $5.4 million and $1.2 million, respectively. Repurchases made during the twelve months ended December 31, 2020, 2019 and 2018 include repurchases made from employees who received restricted stock. During the year ended December 31, 2020, 2019 and 2018, the Company did not retire any treasury shares.
13. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings per common share:

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except per-share amounts)
Numerator:
Net income (loss)	$(428,700)	$335,255	$155,749
Denominator:
Weighted-average shares outstanding, basic	84,692	68,429	68,249
Effect of dilutive stock awards	—	130	182
Adjusted weighted-average shares outstanding, diluted	84,692	68,559	68,431
Earnings (Loss) per Share:
Basic earnings (loss) per common share	$(5.06)	$4.90	$2.28
Diluted earnings (loss) per common share	$(5.06)	$4.89	$2.28

Anti-dilutive weighted-average shares	441	143	145

Notes to Financial Statements—(Continued)
14. Debt and Other Obligations

Long-term debt

    As of December 31, 2020, the Company had outstanding public and non-public debt instruments. During 2020, the Company acquired additional debt through fixed-rate secured and unsecured term loans, secured a new revolving credit facility and issued convertible notes and secured notes described below.

Fixed-rate term loans

During 2020, the Company acquired additional debt under facility agreements, which as of December 31, 2020 provided $333.0 million of debt financing for 8 Airbus A320 aircraft delivered during 2020. Each loan extended under the facility agreements was funded on or near the delivery date of each aircraft and is secured by a first-priority security interest on the individual aircraft. Each loan has a term life of 10 to 12 years and amortizes on a mortgage-style basis, which requires quarterly principal and interest payments. Loans bear interest on a fixed-rate basis with interest rates ranging between 1.90% and 3.32%. As of December 31, 2020, the Company has taken delivery of all 8 Airbus A320 aircraft financed through these facility agreements.

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

The Company has concluded that no terms exist within the contract that would require a short-term classification of the debt instrument within the Company’s consolidated balance sheet at the inception of the loan. Therefore, the debt has been recorded at face value and classified within long-term debt and finance leases in the Company’s consolidated balance sheets. As of December 31, 2020, the Company had recorded $73.3 million in long-term debt on its consolidated balance sheets, related to the PSP.

In connection with its participation in the PSP2 program, the Company expects to incur an additional approximately $25 million in fixed-rate unsecured term loans.

Revolving credit facility due in 2022

On March 30, 2020, the Company entered into the 2022 revolving credit facility for $110.0 million, with an option to increase the overall commitment amount up to $350 million with the consent of any participating lenders and subject to borrowing base availability. In the second quarter of 2020, the commitment was increased to $180.0 million. As of December 31, 2020, the Company had fully drawn the $180.0 million available. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's consolidated balance sheets. The final maturity of the facility is March 30, 2022.

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

Notes to Financial Statements—(Continued)
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

In June 2020, the Company entered into an agreement to amend the revolving credit facility originally maturing in December 2020. The agreement extended the final maturity date of the revolving credit facility from December 30, 2020 to March 31, 2021. Upon execution of the amended agreement, the maximum borrowing capacity decreased from $160.0 million to $111.2 million. This facility is secured by the collateral assignment of certain of the Company’s rights under the purchase agreement with Airbus. As of December 31, 2020, collateralized amounts were related to 11 Airbus A320neo aircraft scheduled to be delivered between June 2021 and April 2022. The maximum borrowing capacity of $95.1 million, as of December 31, 2020, decreased from $111.2 million due to the delivery of aircraft during the third and fourth quarters of 2020 and will continue to decrease as the Company takes delivery of the related aircraft.

As of December 31, 2020, the Company had drawn $95.1 million on the facility, which is included in current maturities of long-term debt and finance leases on the Company's consolidated balance sheets. As of December 31, 2019, the Company had drawn $160.0 million on the facility. The revolving credit facility bears variable interest based on LIBOR.

Convertible debt

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025. The convertible notes bear interest at the rate of 4.75% per year and will mature on May 15, 2025. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020.

To allocate the proceeds of the convertible notes, the Company first determined the fair value of the debt component of the convertible notes based on a similar liability with no conversion feature and utilized a discounted cash flow method whereby the contractual cash flows have been discounted at a risk-adjusted yield reflective of both the time value of money and the credit risk inherent in the convertible notes, as well as certain observable inputs. The Company allocated the remaining proceeds of the convertible notes to the equity component within APIC. The Company will accrete the resulting discount on the debt component through interest expense, using the effective interest method, over the 5-year life of the instrument. The Company received proceeds of $168.3 million as a result of the offering, net of total issuance costs of $6.7 million. The Company recorded $95.6 million in long-term debt and finance leases, net of debt issuance costs of $3.8 million, on its consolidated balance sheets, related to the debt component of the convertible notes, and $72.7 million in APIC, net of issuance costs of $2.9 million, on its consolidated balance sheets, related to the equity component of the convertible notes. As of December 31, 2020, the if-converted value exceeds the principal amount of the convertible notes by $75.2 million, using the average stock price for the twelve months ended December 31, 2020.

Notes to Financial Statements—(Continued)

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2020, the Company had $109.0 million recorded within current maturities of long-term debt and finance leases on its consolidated balance sheets related to its convertible debt. As of December 31, 2020, the notes may be converted by noteholders through March 31, 2021. No notes were converted during the year ended December 31, 2020.

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

The Company intends to settle conversions in cash up to the principal amount of the convertible notes, with any excess conversion value settled in shares of the Company's common stock. The convertible notes are being accounted for using the treasury stock method for the purposes of net income (loss) per share. Using this method, the denominator will be affected when the average share price of the Company's common stock for a given period is greater than the initial conversion price of approximately $12.75 per share.

8.00% Senior Secured Notes due 2025

On September 17, 2020, the Company completed the private offering by Spirit IP Cayman Ltd., an indirect wholly-owned subsidiary of the Company (the “Brand Issuer”), and Spirit Loyalty Cayman Ltd., an indirect wholly-owned subsidiary of the Company (the “Loyalty Issuer” and, together with the Brand Issuer, the “Issuers”) of an aggregate of $850 million principal amount of 8.00% senior secured notes due 2025. The 8.00% senior secured notes are guaranteed by the Company, HoldCo 1, a direct wholly owned subsidiary of the Company and HoldCo 2, a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of the Company. HoldCo 1 and HoldCo 2 are referred to together as the "Cayman Guarantors." The 8.00% senior secured notes will be secured by, among other things, a first priority lien on the core assets of the Company’s loyalty programs (comprised of cash proceeds from its Free Spirit co-branded credit card programs, cash proceeds from its $9 Fare ClubTM program membership fees, and certain intellectual property required or necessary to operate the loyalty programs) as well as the Company’s brand intellectual property. Refer to Note 4, Revenue Disaggregation, for further information on the Company's loyalty programs.

The 8.00% senior secured notes will mature on September 20, 2025. The 8.00% senior secured notes bear interest at a rate of 8.00% per annum, payable in quarterly installments on January 20, April 20, July 20 and October 20 of each year, beginning January 20, 2021. In the twelve months ended December 31, 2020, the Company received proceeds of $823.9 million, net of issuance costs of $17.4 million and original issue discount of $8.7 million, related to this private offering.

The 8.00% senior secured notes will be secured on a senior basis by first-priority security interests in substantially all of the assets of the Issuers, other than excluded property and subject to certain permitted liens. The note guarantee of the Company will be secured by (i) a first-priority security interest in 100% of the equity interests in HoldCo 1, with certain exceptions, and (ii) certain other collateral owned by the Company, including, to the extent permitted by such agreements or otherwise by operation of law, any of the Company’s rights under the Free Spirit Agreements and the IP Agreements (each of which are defined in the indenture governing the 8.00% senior secured notes). The note guarantees of the Cayman Guarantors will be secured by first-

Notes to Financial Statements—(Continued)
priority security interests in substantially all of the assets of the Cayman Guarantors, other than excluded property and subject to certain permitted liens, including pledges of the equity of their respective subsidiaries.

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

The indenture governing the 8.00% senior secured notes contains certain covenants that limit the ability of the Issuers, the Cayman Guarantors and, in certain circumstances, the Company to, among other things: (i) make restricted payments; (ii) incur certain additional indebtedness, including with respect to sales of pre-paid miles in excess of $25 million during any fiscal year; (iii) create or incur certain liens on the collateral securing the 8.00% senior secured notes and the guarantees; (iv) merge, consolidate or sell assets; (v) engage in certain business activities; (vi) sell, transfer or otherwise convey the collateral securing the 8.00% senior secured notes and the guarantees; (vii) exit from, terminate or substantially reduce the Free Spirit Program business or modify the terms of the Free Spirit Program, except in certain circumstances; and (viii) terminate, amend, waive, supplement or modify any IP Agreement, except under certain circumstances.

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
Long-term debt is comprised of the following:

	As of
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due in 2025	$850.0	$—	8.00%	N/A
Fixed-rate term loans due through 2032	1,301.9	1,074.3	3.36%	3.79%
Unsecured term loans due in 2030	73.3	—	1.00%	N/A
Fixed-rate class A 2015-1 EETC due through 2028	322.6	348.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	64.0	72.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	86.6	98.1	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	214.4	228.4	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	71.5	76.1	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	60.6	70.6	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible debt due in 2025	175.0	—	4.75%	N/A
Revolving credit facility due in 2021	95.1	160.0	1.55%	3.12%
Revolving credit facility due in 2022	180.0	—	2.15%	N/A
Long-term debt	$3,580.5	$2,213.6
Less current maturities	383.5	214.0
Less unamortized discount, net	131.4	40.4
Total	$3,065.6	$1,959.2

Notes to Financial Statements—(Continued)
The Company's debt financings entered into solely to finance aircraft acquisition costs are collateralized by first priority security interest in the individual aircraft being financed. During the year ended December 31, 2020 and 2019, the Company made principal payments of $254.3 million and $246.8 million on its outstanding debt obligations, respectively.

At December 31, 2020, long-term debt principal payments for the next five years and thereafter are as follows:

December 31, 2020
(in millions)
2021	$290.0
2022	372.0
2023	335.5
2024	221.0
2025	1,212.2
2026 and beyond	1,149.8
Total debt principal payments	$3,580.5

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Year Ended December 31,
	2020	2019
	(in thousands)
8.00% senior secured notes (1)	$19,953	$—
Fixed-rate senior term loans	43,591	41,053
Fixed-rate junior term loans	—	1,811
Unsecured term loans	409	—
Class A 2015-1 EETC	13,730	14,894
Class B 2015-1 EETC	3,027	3,377
Class C 2015-1 EETC	4,565	5,117
Class AA 2017-1 EETC	7,412	7,887
Class A 2017-1 EETC	2,672	2,843
Class B 2017-1 EETC	2,445	2,870
Class C 2017-1 EETC	4,379	4,367
Convertible debt (2)	14,905	—
Revolving credit facilities	5,380	5,792
Finance leases	195	408
Commitment and other fees	1,106	2,217
Amortization of deferred financing costs	10,751	8,714
Total	$134,520	$101,350
(1) Includes $0.5 million of accretion and $19.5 million of interest expense for the twelve months ended December 31, 2020.
(2) Includes $9.6 million of accretion and $5.3 million of interest expense for the twelve months ended December 31, 2020.
As of December 31, 2020 and 2019, the Company had a line of credit for $3.1 million and $33.6 million related to corporate credit cards. Respectively, the Company had drawn $0.6 million and $4.6 million as of December 31, 2020 and 2019, which is included in accounts payable.
As of December 31, 2020 and 2019, the Company had lines of credit with counterparties for derivatives and physical fuel delivery in the amount of $41.5 million. As of December 31, 2020 and 2019, the Company had drawn $3.7 million and $25.3 million, respectively, on these lines of credit for physical fuel delivery, which is included within other current liabilities in the Company's consolidated balance sheets. The Company is required to post collateral for any excess above the lines of credit if the fuel derivatives, if any, are in a net liability position and make periodic payments in order to maintain an adequate undrawn

Notes to Financial Statements—(Continued)
portion for physical fuel delivery. As of December 31, 2020 and 2019, the Company did not have any outstanding fuel derivatives.

Notes to Financial Statements—(Continued)

15.Leases and Aircraft Maintenance Deposits
The Company leases aircraft, engines, airport terminals, maintenance and training facilities, aircraft hangars, commercial real estate and office and computer equipment, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leases square footage, enplaned passengers, and airports' annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company's consolidated balance sheets as a right-of-use asset and lease liability. Lease terms are generally 8 to 18 years for aircraft and up to 99 years for other leased equipment and property.
As of December 31, 2020, the Company had a fleet consisting of 157 A320 family aircraft. As of December 31, 2020, the Company had 56 aircraft financed under operating leases with lease term expirations between 2022 and 2038. In addition, the Company owned 101 aircraft of which 29 were purchased off lease and are currently unencumbered. As of December 31, 2020, the Company also had 8 spare engines financed under operating leases with lease term expiration dates ranging from 2023 to 2027 and owned 16 spare engines, all of which as of December 31, 2020, were pledged as collateral under the Company's 2022 revolving credit facility.
Total rent expense for all leases charged to operations for the years ended 2020, 2019 and 2018 was $371.6 million, $345.0 million and $312.0 million, respectively. Total rental expense charged to operations for aircraft and engine operating leases for the years ended December 31, 2020, 2019 and 2018 was $196.4 million, $182.6 million and $177.6 million, respectively.
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
These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2020, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.

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

Notes to Financial Statements—(Continued)
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Supplemental rent, recorded within aircraft rent expense, is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed and probable and estimable return condition obligations. The Company expensed $3.3 million, $4.8 million and $3.4 million of supplemental rent recorded within aircraft rent during 2020, 2019 and 2018, respectively. The Company did not expense any paid maintenance reserves as supplemental rent in 2020. During 2019 and 2018, the Company expensed $0.5 million and $1.3 million, respectively, of paid maintenance reserves as supplemental rent. As of December 31, 2020, the Company had $126.3 million of aircraft maintenance deposits ($73.1 million in aircraft maintenance deposits and $53.2 million in long-term aircraft maintenance deposits) on the Company's consolidated balance sheets.
During the twelve months ended December 31, 2020, the Company took delivery of eight aircraft under secured debt arrangements, one aircraft under a sale-leaseback transaction and three aircraft under direct operating leases. In addition, the Company purchased two previously leased aircraft. The Company also purchased two new engines and returned one previously leased engine.
Prior to the adoption of Topic 842 on January 1, 2019, gains and losses on sale-leaseback transactions were generally deferred and recognized in income over the lease term. Under Topic 842, gains and losses on sale-leaseback transactions, subject to adjustment for off-market terms, are recognized immediately and recorded within loss on disposal of assets on the Company's consolidated statements of operations.
On December 31, 2019, the Company entered into an aircraft purchase agreement to acquire two A319 aircraft previously operated by the Company under operating leases. The contract was deemed a lease modification, which resulted in a change of classification from operating leases to finance leases for the two aircraft. The Company recorded a finance lease obligation of $44.1 million calculated as the present value of the remaining lease payments, including the final payment to purchase the aircraft and included within current maturities of long-term debt and finance leases on the Company's consolidated balance sheets as of December 31, 2019. In addition, the Company recorded finance lease assets of $48.4 million which include related amounts previously recorded as maintenance reserves and security deposits and included within flight equipment on the Company's consolidated balance sheets as of December 31, 2019. In January 2020, the purchase of the two aircraft was completed and the aircraft were recorded within flight equipment on the Company's consolidated balance sheets.
The remainder of the Company's finance lease obligations relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities on the Company's consolidated balance sheets.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company intends to build a new headquarters campus. In connection with the lease agreement, the Company is expected to build a 200-unit residential building. The 8.5-acre parcel of land is capitalized within ground property and equipment on the Company's consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's consolidated balance sheets. Operating lease commitments related to this lease are included in the table below within property facility leases.

Notes to Financial Statements—(Continued)
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's consolidated balance sheets as of December 31, 2020. The table does not include commitments that are contingent on events or other factors that are currently uncertain and unknown.

	Finance Leases	Operating Leases		Total Operating and Finance Lease Obligations
		Aircraft and Spare Engine Leases	Property Facility Leases
	(in thousands)
2021 (1)	$753	$236,101	$4,683	$241,537
2022	725	209,911	4,397	215,033
2023	349	197,267	3,383	200,999
2024	98	175,204	2,772	178,074
2025	—	153,146	1,060	154,206
2026 and thereafter	—	975,682	143,093	1,118,775
Total minimum lease payments	$1,925	$1,947,311	$159,388	$2,108,624
Less amount representing interest	137	562,493	134,628	697,258
Present value of minimum lease payments	$1,788	$1,384,818	$24,760	$1,411,366
Less current portion	671	130,484	3,307	134,462
Long-term portion	$1,117	$1,254,334	$21,453	$1,276,904
(1) Includes $27.3 million of aircraft and spare engine rent payment deferrals due to COVID-19 which are recorded in other current liabilities within the Company's consolidated balance sheets.
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's consolidated balance sheets are expected to be $1.4 million for 2021 and none for 2022 and beyond. During 2020, the Company entered into agreements to defer payments in 2020 related to facility rents and other airport service contracts at certain locations. Also during 2020, the Company entered into agreements to defer payments related to certain aircraft and engine leases from 2020 into 2021. The Company elected to apply the practical expedient issued by the Financial Accounting Standards Board in April 2020 which allows companies to treat a lease concession related to COVID-19 as though enforceable rights and obligations for the concessions existed regardless of whether those enforceable rights and obligations explicitly exist in the lease agreement. Amounts deferred as of December 31, 2020 are recorded in accrued rent within other current liabilities on the Company's consolidated balance sheet.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Year Ended December 31,
	2020	2019
	(in thousands)
Finance lease cost
Amortization of leased assets	$824	$998
Interest of lease liabilities	194	674
Operating lease cost
Operating lease cost (1)	201,474	179,959
Short-term lease cost (1)	25,195	5,144
Variable lease cost (1)	125,534	140,417
Total lease cost	$353,221	$327,192
    (1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's consolidated statements of operations.
The table below presents lease-related terms and discount rates as of December 31, 2020:

Notes to Financial Statements—(Continued)

	December 31, 2020	December 31, 2019
Weighted-average remaining lease term
Operating leases	12.9 years	13.0 years
Finance leases	2.6 years	0.1 years
Weighted-average discount rate
Operating leases	6.08%	5.86%
Finance leases	5.54%	2.46%

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
Employer contributions made to all plans were $58.6 million, $51.1 million and $36.7 million in 2020, 2019 and 2018, respectively, and were included within salaries, wages and benefits in the accompanying consolidated statements of operations.

17. Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current:
Federal	$(141,997)	$(22,429)	$(2,178)
State and local	(1,847)	1,218	410
Foreign	(1,554)	6,693	4,692
Total current expense (benefit)	(145,398)	(14,518)	2,924
Deferred:
Federal	(33,494)	106,703	42,246
State and local	(12,592)	8,986	4,057
Total deferred expense (benefit)	(46,086)	115,689	46,303
Total income tax expense (benefit)	$(191,484)	$101,171	$49,227

Notes to Financial Statements—(Continued)
The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2020	2019	2018
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	1.9%	1.8%	1.7%
Revaluation of deferred taxes	9.2%	(2.1)%	—%
Other	(1.2)%	2.5%	1.3%
Total income tax expense (benefit)	30.9%	23.2%	24.0%
The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the consolidated financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2020 and 2019, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Income tax credits	4,298	9,632
Net operating losses	220,071	13,604
Deferred revenue	11,740	8,824
Nondeductible accruals	21,918	14,133
Deferred manufacturing credits	6,442	2,813
Accrued maintenance	568	1,668
Equity compensation	3,433	2,851
Operating lease liability	313,142	305,161
Other	465	482
Valuation allowance	(2,949)	(1,746)
Deferred tax assets	$579,128	$357,422
Deferred tax liabilities:
Convertible debt	14,942	—
Prepaid expenses	898	1,120
Property, plant and equipment	603,173	430,523
Deferred financing costs	124	154
Accrued aircraft and engine maintenance	80,916	84,479
Right-of-use asset	318,969	310,438
Deferred tax liabilities	1,019,022	826,714
Net deferred tax assets (liabilities)	$(439,894)	$(469,292)

On March 27, 2020, the CARES Act was enacted. The CARES Act allows for a five-year carryback of federal net operating losses generated in tax years 2018 through 2020. The Company filed for a carryback of its adjusted 2018 federal net operating tax loss to tax years 2013 and 2014. The federal net operating loss carryback resulted in a tax benefit of $56.1 million since the federal net operating losses can be benefited at the higher 35% federal tax rate in effect for tax years 2013 and 2014. The federal net operating loss carry back also generated an additional income tax receivable of $142.0 million as of December 31, 2020.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. As of December 31, 2020 and 2019, the Company had a valuation allowance of $2.9 million and $1.7 million, respectively, against certain deferred tax assets related to equity compensation for executives due to changes in tax law resulting from the Tax Cuts and Jobs Act ("TCJA") and foreign tax credits.

Notes to Financial Statements—(Continued)
As of December 31, 2020, the Company had $2.8 million of foreign tax credits, $1.5 million of general business tax credits, $956.9 million of federal net operating loss and $360.0 million of state net operating loss available, that may be applied against future tax liabilities. The foreign tax credits will begin to expire in 2025, the state net operating losses will begin to expire in 2027, the general business credits will begin to expire in 2038 and there is no expiration of federal net operating losses.
For the twelve months ended December 31, 2020 and 2019, a $0.8 million income tax benefit and a $1.4 million of income tax expense related to share-based compensation were included within income tax expense, respectively.
For tax years ended December 31, 2020, 2019 and 2018, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.
For tax years 2020, 2019 and 2018, all income for the Company is subject to domestic income taxes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2017 through 2019 tax years are still subject to examination in the U.S. Various state and foreign jurisdiction tax years also remain open to examination. The Company believes that any potential assessment would be immaterial to its consolidated financial statements.

18. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2020, the Company's firm aircraft orders consisted of 126 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, the Company had 10 direct operating leases for A320neos with third-party lessors, with deliveries expected through 2021.
On December 20, 2019, the Company entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. The Company also has one spare engine order for a V2500 SelectTwo engine with IAE and two spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023. As of December 31, 2020, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $415.7 million in 2021, $849.1 million in 2022, $676.0 million in 2023, $1,001.6 million in 2024, $1,209.1 million in 2025, and $2,367.8 million in 2026 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service the Company's Airbus fleet. For further discussion on this topic, please refer to "Risk Factors - Risks Related to Our Business - Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, financial condition and our results of operations."
As of December 31, 2020, the Company had secured financing for 10 aircraft to be leased directly from third-party lessors, scheduled for delivery in 2021. The Company did not have financing commitments in place for the 126 Airbus aircraft currently on firm order, which are scheduled for delivery through 2027. However, the Company has signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
As of December 31, 2020, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately $18.1 million in 2021, $34.2 million in 2022, $34.2 million in 2023, $34.2 million in 2024, $34.2 million in 2025, and $255.5 million in 2026 and beyond.
Interest commitments related to the Company's outstanding debt obligations as of December 31, 2020 are $162.5 million in 2021, $148.7 million in 2022, $138.1 million in 2023, $126.8 million in 2024, $110.0 million in 2025, and $103.0 million in 2026 and beyond. For principal commitments related to the Company's outstanding debt obligations, refer to Note 14, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of December 31, 2020: $17.8 million in 2021, $15.9 million in 2022,

Notes to Financial Statements—(Continued)
$14.1 million in 2023, $14.5 million in 2024, $15.0 million in 2025, and $35.3 million in 2026 and beyond. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
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
Employees

The Company has five union-represented employee groups that together represent approximately 82% of all employees at December 31, 2020. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2020.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	February 2023	29%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	May 2021	46%
Dispatchers	Professional Airline Flight Control Association (PAFCA)	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	June 2020	3%
Passenger Service Agents	Transport Workers Union of America (TWU)	NA	3%
In February 2018, the pilot group voted to approve the current five-year agreement with the Company. The current agreement includes a one-time ratification incentive of $80.2 million, including payroll taxes, and an $8.5 million adjustment related to other contractual provisions which was recorded in special charges (credits) within operating expenses in the consolidated statement of operations for the year ended December 31, 2018. For additional information, refer to Note 5, Special Charges and Credits.
In February 2020, the IAMAW notified us, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering our ramp service agents which became amendable in June 2020. The parties expect to schedule meeting dates for negotiations soon.
The Company's passenger service agents are represented by the TWU, but the representation only applies to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of December 31, 2020, the Company continued to negotiate with the TWU.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $7.3 million and $5.2 million, for health care claims as of December 31, 2020, and 2019, respectively, recorded within other current liabilities on the Company's consolidated balance sheet.

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
Long-term Debt
    The estimated fair value of the Company's secured notes, term loan debt agreements and revolving credit facilities has been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-publicly held EETC debt agreements and the Company's convertible notes has been determined to be Level 2 as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
    The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2020 and December 31, 2019, were as follows:

	As of December 31,
	2020		2019
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
8.00% senior secured notes	$850.0	$886.0	$—	$—	Level 3
Fixed-rate term loans	1,301.9	1,362.9	1,074.3	1,120.0	Level 3
Unsecured term loans	73.3	83.1	—	—	Level 3
2015-1 EETC Class A	322.6	323.4	348.6	372.2	Level 2
2015-1 EETC Class B	64.0	62.5	72.0	74.5	Level 2
2015-1 EETC Class C	86.6	77.8	98.1	100.5	Level 2
2017-1 EETC Class AA	214.4	207.4	228.4	237.0	Level 2
2017-1 EETC Class A	71.5	68.8	76.1	78.8	Level 2
2017-1 EETC Class B	60.6	56.2	70.6	72.0	Level 2
2017-1 EETC Class C	85.5	76.3	85.5	88.0	Level 2
Convertible debt	175.0	380.3	—	—	Level 2
Revolving credit facilities	275.1	275.1	160.0	160.0	Level 3
Total long-term debt	$3,580.5	$3,859.8	$2,213.6	$2,303.0

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2020 and December 31, 2019 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of December 31, 2020, the Company had a $30.0 million standby letter of credit secured by restricted cash, of which $23.6 million had been drawn upon for issued letters of credit. In addition, the Company had $41.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the Company's 8.00% senior secured notes. For additional information on the Company's 8.00% senior secured notes, refer to Note 14, Debt and Other Obligations.

Notes to Financial Statements—(Continued)
Short-term Investment Securities

Short-term investment securities at December 31, 2020 and December 31, 2019 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 9, Short-term Investment Securities.

Assets Held for Sale

The Company's assets held for sale consist of rotable aircraft parts. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to prepaid expenses and other current assets on the Company's consolidated balance sheets and discontinues depreciation. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for our held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources. As of December 31, 2020 and 2019, the Company had $2.3 million in assets held for sale recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,789.7	$1,789.7	$—	$—
Restricted cash	71.4	71.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,969.7	$1,967.4	$—	$2.3

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2019
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$979.0	$979.0	$—	$—
Restricted cash	—	—	—	—
Short-term investment securities	105.3	105.3	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,086.6	$1,084.3	$—	$2.3

Total liabilities	$—	$—	$—	$—
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2020 or 2019.

Notes to Financial Statements—(Continued)

Assets Held for Sale Activity for the Twelve Months Ended December 31, 2019
(in millions)
Balance at December 31, 2018	$—
Purchases	5.4
Sales	—
Total realized or unrealized gains (losses) included in earnings, net	(3.1)
Balance at December 31, 2019	$2.3
The balance of the Company's held-for-sale assets remained the same during the twelve months ended December 31, 2020, as the Company had no purchases, sales nor realized and unrealized losses or gains related to these assets during this period.

20. Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") area are summarized below:

	2020	2019	2018
	(in millions)
DOT—Domestic	$1,660.7	$3,462.8	$2,990.7
DOT—Latin America and Caribbean	149.3	367.7	332.3
Total	$1,810.0	$3,830.5	$3,323.0
During 2020, 2019 and 2018, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

21. Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2020 and 2019 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per-share amounts)
2020
Operating revenue	$771,081	$138,529	$401,922	$498,490
Operating income (loss)	(57,992)	(190,384)	(99,471)	(159,915)
Net income (loss)	(27,828)	(144,428)	(99,140)	(157,304)
Basic earnings (loss) per share	(0.41)	(1.81)	(1.07)	(1.61)
Diluted earnings (loss) per share	(0.41)	(1.81)	(1.07)	(1.61)

2019
Operating revenue	$855,796	$1,012,956	$991,968	$969,816
Operating income	87,804	163,938	124,681	124,624
Net income	56,076	114,501	83,464	81,214
Basic earnings per share	0.82	1.67	1.22	1.19
Diluted earnings per share	0.82	1.67	1.22	1.18

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Airlines, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 10, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Notes 1 and 15 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update No. 2016-02, Lease (Topic 842), and the related amendments.

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
At December 31, 2020, the Company recorded $126.3 million of aircraft maintenance deposits. As explained in Notes 1 and 15 to the consolidated financial statements, some of the Company’s aircraft and engine master lease agreements require the payment of maintenance reserves to aircraft lessors to be held as collateral in advance of performance of major maintenance activities. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as aircraft maintenance deposits to the extent they are expected to be recoverable. These lease agreements also often contain provisions that require the Company to return aircraft airframes, engines and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the actual return condition. Management assesses the need to accrue lease return costs throughout the year or whenever facts and circumstances warrant an assessment. For the year ended December 31, 2020, the Company recorded $3.3 million of supplemental rent, which is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed, and probable and estimable lease return costs.

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
February 10, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Spirit Airlines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2020 and 2019, the related statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 10, 2021 expressed an unqualified opinion thereon.

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
February 10, 2021

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Annual Report on Internal Control Over Financial Reporting

Evaluation of Disclosure Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies may deteriorate.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2020. Ernst & Young LLP's report on our internal control over financial reporting is included herein.

Previously Disclosed Material Weakness

We disclosed in Item 9A. Controls and Procedures in our Annual Report on Form 10-K/A for the year ended December 31, 2019 that we had identified a material weakness in internal controls related to the operation of certain review controls over the preparation of the 2019 statement of cash flows. In light of the material weakness identified, management performed additional review and other procedures prior to the filing of (i) the Annual Report on Form 10-K/A, which resulted in a restatement of the of the statements of cash flows for the year ended December 31, 2019, and (ii) the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020, which did not result in any adjustments to the condensed consolidated financial statements. Other than the restatement described in the Annual Report on

Form 10-K/A for the year ended December 31, 2019, the material weakness did not result in any material misstatements to our consolidated financial statements in any interim periods during 2020 or for the year ended December 31, 2020.

Remediation of Material Weakness in Internal Control over Financial Reporting

In order to remediate the material weakness, with the oversight of our Audit Committee, Management completed remediation activities including, but not limited to, the following:

• Enhanced cash flow templates to facilitate the preparation and review of the related cash flows;
• Enhanced roll forward reconciliation and management review controls of the capital expenditures amounts included in the statements of cash flows; and
• More detailed reconciliation process and management review of each line in the statements of cash flows.

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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2021 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2021 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2021 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2021 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2021 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part II Item 5 and Part III to this Annual Report on Form 10-K from our 2021 Proxy Statement, our 2021 Proxy Statement shall not be deemed to be filed as part of this Report.

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

3.3	Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as Exhibit 3.1 to the Company’s Form 8-K dated March 30, 2020, is hereby incorporated by reference.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

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

4.51
Rights Agreement, dated as of March 30, 2020, between Spirit Airlines, Inc. and Equiniti Trust Company, as Rights Agent, which includes the Form of Certificate of Designation of Series A Participating Cumulative Preferred Stock of Spirit Airlines, Inc. as Exhibit A, the Summary of Terms of the Rights Agreement as Exhibit B and the Form of Right Certificate as Exhibit C, filed as Exhibit 4.1 to the Company’s Form 8-K dated March 30, 2020, is hereby incorporated by reference.

4.52
Warrant Agreement, dated as of April 20, 2020, between the Company and the United States Department of the Treasury, filed as Exhibit 4.2 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

4.53	Form of Warrant to Purchase Common Stock, hereby incorporated by reference from Exhibit B to Exhibit 4.52.

4.54
Base Indenture, dated May 12, 2020, between the Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 12, 2020, is hereby incorporated by reference.

4.55
First Supplemental Indenture, dated May 12, 2020, between the Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.2 to the Company’s Form 8-K dated May 12, 2020, is hereby incorporated by reference.

4.56	Form of Global Note representing the 4.75% Convertible Senior Notes due 2025 (included in Exhibit 4.55 hereto).

4.57
Form of Warrant to Purchase Common Stock, issued May 29, 2020, in connection with the Warrant Agreement, dated as of April 20, 2020, between the Company and the United States Department of the Treasury, filed as Exhibit 4.4 to the Company's Form 10-Q dated July 22, 2020, is hereby incorporated by reference.

4.58
Form of Warrant to Purchase Common Stock, issued June 29, 2020, in connection with the Warrant Agreement, dated as of April 20, 2020, between the Company and the United States Department of the Treasury, filed as Exhibit 4.5 to the Company's Form 10-Q dated July 22, 2020, is hereby incorporated by reference.

4.59†
Indenture, dated as of September 17, 2020, by and among Spirit IP Cayman Ltd., Spirit Loyalty Cayman Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral custodian, governing the 8.00% Senior Secured Notes due 2025, filed as Exhibit 4.1 to the Company's Form 8-K dated September 11, 2020, is hereby incorporated by reference.

4.60	Form of 8.00% Senior Secured Notes due 2025 filed as Exhibit A to Exhibit 4.59 hereto.

4.61	Form of Warrant to Purchase Common Stock dated July 31, 2020, filed as Exhibit 4.6 to the Company's Form 8-K dated September 30, 2020, is hereby incorporated by reference.

4.62	Form of Warrant to Purchase Common Stock dated October 2, 2020, filed as Exhibit 4.1 to the Company's Form 8-K dated October 2, 2020, is hereby incorporated by reference.

4.63	Brief Description of all Securities Registered under Section 12 of the Exchange Act.

4.64	Warrant Agreement, dated as of January 15, 2021, between the Company and the United States Department of the Treasury

10.1
Airbus A320 NEO Family Purchase Agreement, dated as of December 20, 2019, between Airbus S.A.S. and Spirit Airlines ,Inc., filed as Exhibit 10.1 to the Company's Form 10-K dated February 5, 2020, is hereby incorporated by reference.

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

10.47
Credit and Guaranty Agreement, dated as of March 30, 2020, between Citibank, N.A, as Administrative Agent and Wilmington Trust, National Association, as Collateral Agent, filed as Exhibit 10.1 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.48
Payroll Support Program Agreement, dated April 20, 2020, between the Company and the United States Department of the Treasury, filed as Exhibit 10.2 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.49
Promissory Note, dated April 20, 2020, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.3 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.50+	Matt Klein Offer Letter, filed as Exhibit 10.4 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.51†
Amendment No. 1, dated as of June 24, 2020, to the A320 NEO Family Purchase Agreement, by and between Airbus S.A.S. and Spirit Airlines, Inc., dated as of December 20, 2019, together with the amended and restated Letter Agreement No. 8, dated as of December 20, 2019, filed as Exhibit 10.1 to the Company's Form 10-Q dated July 22, 2020, is hereby incorporated by reference.

10.52†
Amendment No. 26, dated as of June 24, 2020, to the Airbus A320 Family Purchase Agreement, by and between the Company and Airbus S.A.S. (legal successor to AVSA S.A.R.L.), dated May 5, 2004, filed as Exhibit 10.2 to the Company's Form 10-Q dated July 22, 2020, is hereby incorporated by reference.

10.53	Payroll Support Program Agreement, dated January 15, 2021, between the Company and the United States Department of the Treasury.

10.54	Promissory Note, dated January 15, 2021, issued by the Company in the name of the United States Department of the Treasury.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
+	Indicates a management contract or compensatory plan or arrangement.
*	Exhibits 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT AIRLINES, INC.
Date: February 10, 2021	By:	/s/ Scott M. Haralson
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

Signature	Title	Date

/s/ Edward M. Christie	President, Chief Executive Officer and Director (Principal Executive Officer)	February 10, 2021
Edward M. Christie
/s/ Scott M. Haralson	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 10, 2021
Scott M. Haralson
/s/ Brian J. McMenamy	Vice President, Controller (Principal Accounting Officer)	February 10, 2021
Brian J. McMenamy
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 10, 2021
H. McIntyre Gardner
/s/ Carlton D. Donaway	Director	February 10, 2021
Carlton D. Donaway
/s/ Mark B. Dunkerley	Director	February 10, 2021
Mark B. Dunkerley
/s/ Robert D. Johnson	Director	February 10, 2021
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 10, 2021
Barclay G. Jones
/s/ Christine P. Richards	Director	February 10, 2021
Christine P. Richards
/s/ Myrna M. Soto	Director	February 10, 2021
Myrna M. Soto
/s/ Dawn M. Zier	Director	February 10, 2021
Dawn M. Zier