Form 10-Q
period 2021-03-31
Spirit Airlines, Inc.
filed 2021-04-21
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 14, 2021:

Class	Number of Shares
Common Stock, $0.0001 par value	97,806,430

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Operating revenues:
Passenger	$450,335	$753,550
Other	10,944	17,531
Total operating revenues	461,279	771,081

Operating expenses:
Salaries, wages and benefits	245,692	240,480
Aircraft fuel	142,930	213,208
Depreciation and amortization	74,312	65,991
Landing fees and other rents	72,108	67,121
Aircraft rent	54,782	45,146
Maintenance, materials and repairs	29,903	34,076
Distribution	23,642	33,743
Loss on disposal of assets	1,117	—
Special credits	(176,938)	—
Other operating	96,261	129,308
Total operating expenses	563,809	829,073

Operating income (loss)	(102,530)	(57,992)

Other (income) expense:
Interest expense	44,806	23,878
Capitalized interest	(4,732)	(3,664)
Interest income	(4,371)	(3,593)
Other (income) expense	(52)	(19)
Total other (income) expense	35,651	16,602

Income (loss) before income taxes	(138,181)	(74,594)
Provision (benefit) for income taxes	(25,860)	(46,766)

Net income (loss)	$(112,321)	$(27,828)
Basic earnings (loss) per share	$(1.15)	$(0.41)
Diluted earnings (loss) per share	$(1.15)	$(0.41)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(112,321)	$(27,828)
Unrealized gain on short-term investment securities and cash and cash equivalents, net of deferred taxes of $2 and $54	7	185
Interest rate derivative loss reclassified into earnings, net of taxes of $13 and $24	45	41
Other comprehensive income (loss)	$52	$226
Comprehensive income (loss)	$(112,269)	$(27,602)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,774,471	$1,789,723
Restricted cash	64,000	71,401
Short-term investment securities	106,376	106,339
Accounts receivable, net	100,366	42,940
Aircraft maintenance deposits, net	72,281	73,134
Income tax receivable	37,472	147,460
Prepaid expenses and other current assets	121,127	124,983
Total current assets	2,276,093	2,355,980

Property and equipment:
Flight equipment	4,207,088	4,177,631
Ground property and equipment	341,050	334,167
Less accumulated depreciation	(731,308)	(680,230)
	3,816,830	3,831,568
Operating lease right-of-use assets	1,461,743	1,417,823
Pre-delivery deposits on flight equipment	412,682	356,262
Long-term aircraft maintenance deposits	50,431	53,158
Deferred heavy maintenance, net	334,508	347,907
Other long-term assets	35,448	36,127
Total assets	$8,387,735	$8,398,825

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$33,199	$28,454
Air traffic liability	509,172	401,966
Current maturities of long-term debt and finance leases	356,623	384,197
Current maturities of operating leases	135,260	133,791
Other current liabilities	473,826	393,614
Total current liabilities	1,508,080	1,342,022

Long-term debt and finance leases, less current maturities	3,048,378	3,066,635
Operating leases, less current maturities	1,290,800	1,248,519
Deferred income taxes	398,097	439,894
Deferred gains and other long-term liabilities	49,391	52,060
Shareholders’ equity:
Common stock	10	10
Additional paid-in-capital	750,359	799,549
Treasury stock, at cost	(75,431)	(74,124)
Retained earnings	1,418,617	1,524,878
Accumulated other comprehensive income (loss)	(566)	(618)
Total shareholders’ equity	2,092,989	2,249,695
Total liabilities and shareholders’ equity	$8,387,735	$8,398,825
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$(112,321)	$(27,828)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	58	65
Share-based compensation	4,254	3,790
Allowance for doubtful accounts (recoveries)	(170)	—
Amortization of debt issuance costs	3,509	2,106
Depreciation and amortization	74,312	65,991
Accretion of 8.00% senior secured notes	434	—
Deferred income tax expense (benefit)	(26,869)	36,367
Loss on disposal of assets	1,117	—
Changes in operating assets and liabilities:
Accounts receivable, net	(57,256)	39,910
Aircraft maintenance deposits, net	1,755	(1,330)
Long-term deposits and other assets	4,998	(666)
Prepaid income taxes	(303)	—
Deferred heavy maintenance, net	(10,466)	(35,564)
Income tax receivable	109,988	(83,213)
Accounts payable	3,202	14,854
Air traffic liability	107,206	95,876
Other liabilities	83,042	(75,541)
Other	158	(235)
Net cash provided by operating activities	186,648	34,582
Investing activities:
Purchase of available-for-sale investment securities	(20,692)	(24,036)
Proceeds from the maturity and sale of available-for-sale investment securities	20,500	23,600
Pre-delivery deposits on flight equipment, net of refunds	(52,738)	(123,044)
Capitalized interest	(4,342)	(2,860)
Assets under construction for others	(797)	(2,057)
Purchase of property and equipment	(39,437)	(195,371)
Net cash used in investing activities	(97,506)	(323,768)
Financing activities:
Proceeds from issuance of long-term debt	25,338	168,981
Proceeds from issuance of warrants	2,146	—
Proceeds from stock options exercised	—	16
Payments on debt obligations	(135,925)	(42,561)
Payments on finance lease obligations	(189)	(24,846)
Reimbursement for assets under construction for others	586	2,095
Repurchase of common stock	(1,307)	(1,536)
Debt issuance costs	(2,444)	(3,695)
Net cash provided (used) by financing activities	(111,795)	98,454
Net increase (decrease) in cash, cash equivalents, and restricted cash	(22,653)	(190,732)
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,861,124	978,957
Cash, cash equivalents, and restricted cash at end of period (1)	$1,838,471	$788,225
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$40,206	$17,702
Income taxes paid (received), net	$(109,056)	$(1,497)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$61,378	$50,805
Financing cash flows for finance leases	$24	$113
Non-cash transactions:
Capital expenditures funded by operating lease borrowings	$82,745	$85,787
(1) The sum of cash and cash equivalents and restricted cash on our condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in our statement of cash flows.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Three Months Ended March 31, 2020
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$7	$379,380	$(72,455)	$1,955,187	$(787)	$2,261,332
Effect of ASU No. 2016-13 implementation	—	—	—	(1,609)	—	(1,609)
Share-based compensation	—	3,790	—		—	3,790
Repurchase of common stock	—	—	(1,536)	—	—	(1,536)
Proceeds from options exercised	—	16	—	—	—	16
Changes in comprehensive income	—	—	—	—	226	226
Net loss	—	—	—	(27,828)	—	(27,828)
Balance at March 31, 2020	$7	$383,186	$(73,991)	$1,925,750	$(561)	$2,234,391

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$10	$799,549	$(74,124)	$1,524,878	$(618)	$2,249,695
Effect of ASU No. 2020-06 implementation (refer to Note 3)	—	(55,590)	—	6,060	—	(49,530)
Share-based compensation	—	4,254	—	—	—	4,254
Repurchase of common stock	—	—	(1,307)	—	—	(1,307)
Changes in comprehensive income	—	—	—	—	52	52
Issuance of warrants	—	2,146	—	—	—	2,146
Net loss	—	—	—	(112,321)	—	(112,321)
Balance at March 31, 2021	$10	$750,359	$(75,431)	$1,418,617	$(566)	$2,092,989
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include the accounts of Spirit Airlines, Inc. (“Spirit”) and its consolidated subsidiaries (the "Company"). In August 2020, Spirit formed several new subsidiaries; Spirit Finance Cayman 1 Ltd. (“HoldCo 1”), Spirit Finance Cayman 2 Ltd. (“HoldCo 2”), Spirit IP Cayman Ltd. (“Spirit IP”) and Spirit Loyalty Cayman Ltd. (“Spirit Loyalty”). Each are Cayman Islands exempted companies incorporated with limited liability. Spirit IP and Spirit Loyalty are wholly-owned subsidiaries of HoldCo 2 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes (as defined herein)). HoldCo 1 and HoldCo 2 are special purpose holding companies. HoldCo 2 is a wholly-owned direct subsidiary of HoldCo 1 (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes). HoldCo 1 is a wholly-owned subsidiary of Spirit (other than the special share issued to the special shareholder, who granted a proxy to vote such share to the collateral agent for the 8.00% senior secured notes). As a result, our financial statements are presented on a consolidated basis.
These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission on February 10, 2021.
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
The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends. In addition, the Company experienced significant impacts from the global coronavirus ("COVID-19") pandemic during the year ended December 31, 2020 and has continued to experience a significant impact through the three months ended March 31, 2021.
2. Impact of COVID-19

Since its initial onset in early 2020, the impact of the COVID-19 pandemic has evolved and continues to be fluid. As a result, the Company's financial and operational outlook remains subject to change. The Company continues to monitor the impacts of the pandemic on its operations and financial condition, and to adjust its mitigation and operational strategies accordingly in order to protect the long-term sustainability and growth of the Company.

Capacity Reductions

At the onset of the COVID-19 pandemic in March 2020, in response to government restrictions on travel and drastically reduced consumer demand, the Company began to significantly reduce capacity each month with the largest capacity reduction in May 2020 at approximately 94%, year over year, and smaller capacity reductions of 20.8% and 20.1% in the holiday months of November and December, respectively. Through the first quarter of 2021, the Company continued to operate at reduced capacity levels although to a lesser extent than noted at the height of the pandemic during mid 2020. For the first quarter of 2021, the Company had a 26.9% decrease in capacity as compared to the prior year period.

The COVID-19 pandemic and its effects continue to evolve, with developments including fluctuations in the rate of infections during 2021, the emergency use authorization issued by the U.S. Food and Drug Administration for COVID-19 vaccines, the requirement, effective January 26, 2021, that all U.S. inbound international travelers provide a negative COVID-19 test prior to flying and recent increases in the availability of COVID-19 vaccines resulting in expanded eligibility to more groups of people to receive the vaccine. While the Company currently estimates that air travel demand will continue to be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue to develop, it expects that air travel demand will continue to gradually recover in 2021. However, the situation continues to be fluid and actual capacity adjustments may be different than what the Company currently expects. Refer to Note 4, Revenue, for discussion of the impact of COVID-19 on the Company's air traffic liability, credit shells and refunds.

COVID-19 Legislation

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act was a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee salaries, wages and benefits and up to $25 billion in secured loans.

On April 20, 2020, the Company entered into a Payroll Support Program ("PSP") Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which the Company received a total of $344.4 million, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, the Company issued to Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of the Company’s common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020) with a fair value of $3.9 million. The Company registered the resale of the warrants pursuant to the warrant agreement with Treasury in September and October 2020. The remaining amount of $267.2 million is in the form of a grant and was recognized in special credits in the Company's condensed consolidated statement of operations.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law which extended the PSP portion of the CARES Act through March 31, 2021 ("PSP2") and provided an additional $15 billion to fund the PSP2 for employees of passenger air carriers. The Company entered into a new payroll support program agreement with the Treasury on January 15, 2021. During the first quarter of 2021, the Company received a total of $184.5 million through the PSP2, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through March 31, 2021. Of that amount, $25.3 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP2, the Company issued to Treasury warrants pursuant to a warrant agreement to purchase up to 103,761 shares of the Company’s common stock at a strike price of $24.42 per share (the closing price for the shares of the Company's common stock on December 24, 2020) with a fair value of $2.1 million. The remaining amount of $156.5 million, net of related costs, is in the form of a grant and was recognized in special credits in the Company's condensed consolidated statement of operations. Total warrants issued in connection with the PSP and PSP2 represent less than 1% of the outstanding shares of the Company's common stock as of March 31, 2021.

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
The CARES Act also provided an employee retention credit (“CARES Employee Retention credit”) which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. The Company qualified for the credit beginning on April 1, 2020 and received additional credits for qualified wages through December 31, 2020.

The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company will qualify for the employee retention credit for quarters that experience a significant decline in gross receipts defined as quarterly gross receipts that are less than 80 percent of its gross receipts for the same calendar quarter in 2019. During the three months ended March 31, 2021, the Company recorded $21.3 million related to the CARES Employee Retention credit within special credits on the Company’s condensed consolidated statements of operations and within accounts receivable, net on the Company's condensed consolidated balance sheet. Refer to Note 5, Special Credits, for additional information.

ARP also authorized Treasury to provide additional assistance to passenger air carriers that received financial assistance under PSP2 ("PSP3"). Under the ARP, Treasury will provide up to $14 billion to fund the PSP3 for employees of passenger air carriers. In April 2021, the Company was notified that, subject to final execution of an agreement with Treasury, it will receive an approximate $197.9 million under the PSP3 and an additional $27.7 million under the PSP2.

In connection with the Company's participation in the PSP3, the Company will be subject to certain restrictions and limitations, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2022;

•Limits on executive compensation through April 1, 2023;

•Restrictions from conducting involuntary furloughs or reducing pay rates and benefits until September 30, 2021, or the date on which all PSP funding has been expended; and

•Reporting requirements.

Finally, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of March 31, 2021, the Company had deferred $23.2 million in social security tax payments. The deferred amounts are recorded within other current liabilities and within deferred gains and other long-term liabilities on the Company’s condensed consolidated balance sheet.

Income Taxes
The Company's effective tax rate for the three months ended March 31, 2021 was 18.7% compared to 62.7% for the three months ended March 31, 2020. The decrease in tax rate, as compared to the prior year period, is primarily due to a $31.1 million discrete federal tax benefit recorded during the three months ended March 31, 2020 related to the passage of the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. While the Company expects its tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the COVID-19 pandemic in the U.S. in the first quarter of 2020, the Company has taken several actions to increase liquidity and strengthen its financial position. These actions include the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of the Company's voting common stock for which it received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of the Company's voting common stock through its ATM Program for which it received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020. During the first quarter of 2021, the Company entered into an amendment to this revolving credit facility which extended the maturity to March 30, 2024 and increased the commitment amount to $240.0 million. The additional $60.0 million was undrawn and available as of March 31, 2021. Refer to Note 12, Debt and Other Obligations for additional information. As a result of these actions, as of March 31, 2021, the Company had $1,940.8 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under its revolving credit facility due in 2024.

For purposes of assessing its liquidity needs, the Company estimates that demand will continue to recover in 2021. The Company believes the actions taken since the onset of the COVID-19 pandemic address its future liquidity needs, yet anticipates it may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

Workforce Actions

In 2020, in response to the COVID-19 pandemic, the Company worked with unionized employees and the related unions to create voluntary leave programs for pilots, flight attendants and other unionized employee groups. The Company also created voluntary leave programs for certain non-unionized employee groups. Due to the high level of support and acceptance of the voluntary programs offered, the total number of Team Members involuntarily terminated in 2020 was reduced by more than 95%. As required by the PSP2, during the first quarter of 2021, the Company offered to rehire all eligible Team Members who were involuntarily terminated during 2020. For the three months ended March 31, 2021, the Company recorded $0.8 million in special charges within special credits on the Company’s condensed consolidated statement of operations related to the rehiring of Team Members under its involuntary employee separation program. In addition, in response to increased air travel demand, during the first quarter of 2021, the Company requested the voluntary return to work of certain Team Members on leave under the Company's voluntary leave programs. As of March 31, 2021, 12% of Team Members previously on voluntary leave had returned to work. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on the Company’s condensed consolidated statement of operations. As the Company continues to monitor the impacts of the pandemic on its operations and financial condition, it will consider and evaluate the need for any additional workforce actions in future periods.
3. Recent Accounting Developments

Recently Adopted Accounting Pronouncements

Convertible Instruments and Contracts

In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." This new standard simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments. It eliminates the treasury stock method for convertible instruments and requires application of the “if-converted” method for certain agreements. In addition, the standard eliminates the beneficial conversion and cash conversion accounting models that require separate accounting for embedded conversion features and the recognition of a debt discount and related amortization to interest expense of those embedded features.

The Company elected to early adopt this standard effective January 1, 2021 using the modified retrospective approach transition method. Therefore, the condensed consolidated financial statements for the three months ended March 31, 2021 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy.

In connection with the adoption of this standard, the Company recognized a cumulative effect adjustment, net of tax, of $6.1 million to retained earnings on the Company's condensed consolidated balance sheet as of January 1, 2021. This adjustment was primarily driven by the derecognition of interest expense related to the accretion of the debt discount associated with the embedded conversion option recorded in the prior period as required under the legacy guidance. In addition, the Company reclassified $75.6 million, less related tax of $17.1 million and issuance costs of $2.9 million, from additional paid-in-capital ("APIC") to long-term debt and finance leases on the Company's condensed consolidated balance sheet as of January 1, 2021. The reclassification was recorded in order to combine the two legacy units of account into a single instrument classified as a liability since bifurcation of the instrument into two units of account is no longer required under the new standard. Under this new guidance, the Company will no longer incur interest expense related to the accretion of the debt discount associated with the embedded conversion option.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), "Simplifying the Accounting for Income Taxes." This new standard simplifies various aspects related to the accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and modifies existing guidance to improve consistent application of Topic 740. The Company adopted this standard effective January 1, 2021 with no material impact to its condensed consolidated financial statements.

4. Revenue
    Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Operating revenues:
Fare	$174,287	$321,447
Non-fare	276,048	432,103
Total passenger revenues	450,335	753,550
Other	10,944	17,531
Total operating revenues	$461,279	$771,081

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
DOT—Domestic	$408,693	$697,828
DOT—Latin America	52,586	73,253
Total	$461,279	$771,081
The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.
As a result of the COVID-19 pandemic, the Company experienced significantly increased customer requests for credit shells, or customer travel funds held by the Company that can be redeemed for future travel, and refunds beginning in the second half of March 2020 and continuing to varying degrees through the first quarter of 2021 primarily due to flight cancellations and a change in the Company's flight cancellation and refund policy. The total value of refunds issued during the three months ended March 31, 2021 and 2020 were $31.9 million and $43.7 million, respectively.
The Company expects that the level of requests for credit shells and refunds in the upcoming months will continue to decrease with some fluctuation as the effects of COVID-19 continue to evolve. In addition, in response to COVID-19, during 2020 and early 2021, the Company increased the expiration period on some of its credit shells from 60 days to up to 12 months or longer and waived change and cancellation fees for Guests who booked travel through the first quarter of 2021. As a result, the outstanding balance of the unused credit shells (which is recorded within ATL on the Company's condensed consolidated balance sheets), as of March 31, 2021, significantly exceeds the balance in the prior year period. As of March 31, 2021 and December 31, 2020, the Company had ATL balances of $509.2 million and $402.0 million, respectively. Substantially all of the Company's ATL, including the balance of credit shells, is expected to be recognized within 12 months of the respective balance sheet date.

For credit shells that the Company estimates are not likely to be used prior to expiration (“breakage”), the Company recognizes the associated value proportionally during the period over which the remaining credit shells may be used. Breakage estimates are based on the Company's historical information about customer behavior as well as assumptions about customers' future travel behavior. Assumptions used to generate breakage estimates can be impacted by several factors including, but not limited to, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and credit shell policies, and economic or governmental regulation factors. Given the unprecedented amount of cancellations in the past year and the related increase in credit shells provided, the Company expects additional variability in the amount of breakage revenue recorded in future periods, as the estimates of the portion of those funds that will expire unused may differ from historical experience.

Loyalty Programs

The Company operates the Free Spirit loyalty program, which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit loyalty program members earn and accrue points for dollars spent on Spirit for flights and other non-fare services as well as services from non-air partners such as retail merchants, hotels or car rental companies or by making purchases with credit cards issued by partner banks and financial services providers. Points earned and accrued by Free Spirit loyalty program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel. In January 2021, the Company launched a new, more expansive frequent flyer program, “Free Spirit Program”, with extended point expiration, additional benefits based on status tiers, and other changes.

The Company operates the Spirit Saver$ ClubTM (the "Spirit Saver$ ClubTM" formerly known as the $9 Fare ClubTM), which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags, exclusive offers on hotels, rental cars and other travel necessities. Also in January 2021, the benefits of the Spirit Saver$ ClubTM were expanded to include discounts on seats, shortcut boarding and security, and "Flight Flex" flight modification product.

The Company's frequent flyer program generates customer loyalty by rewarding customers with points to travel on Spirit. Customers earn redeemable points for every dollar spent on Spirit. Customers can also earn points through participating companies such as the co-branded Spirit credit card. Points are redeemable by customers in future periods for air travel on Spirit.

To reflect the points earned, the program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) points earned with travel and (2) points sold to co-branded credit card partner. Passenger ticket sales earning points provide customers with points earned and air transportation. The Company values each performance obligation on a standalone basis.

The Company defers revenue for the points when earned and recognizes loyalty travel awards in passenger revenue as the points are redeemed and services are provided. The Company records the air transportation portion of the passenger ticket sales in air traffic liability and recognizes passenger revenue when transportation is provided or if the ticket goes unused, at the date of scheduled travel.

Customers may earn points based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell points. The contract to sell points under this agreement has multiple performance obligations, as discussed below.

The Company's co-branded credit card agreement provides for joint marketing where cardholders earn points for making purchases using co-branded cards. During 2020, the Company extended its agreement with the administrator of the FREE SPIRIT affinity credit card program to extend through March 31, 2024. The Company accounts for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) licensing of brand and access to member lists and (iii) advertising and marketing efforts. The Company determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation, (3) licensing of brand and access to member lists and (4) advertising and marketing efforts. Based on the terms of the new program, the Company updated its estimates of the allocation of future revenues to the performance obligations described above. The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on the consolidated balance sheet and recognizes loyalty travel awards in passenger revenue as the points are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as points are delivered.

5. Special Credits

During the three months ended March 31, 2021, the Company recorded $156.5 million, net of related costs, within special credits on the Company’s condensed consolidated statements of operations related to the grant component of the PSP2 agreement with the Treasury. These funds were used exclusively to pay for salaries, wages and benefits for the Company's Team Members through March 31, 2021.

In addition, during the three months ended March 31, 2021, the Company recorded $21.3 million related to the CARES Act Employee Retention credit within special credits on the Company’s condensed consolidated statements of operation. These special credits were partially offset by $0.8 million in special charges recorded during the three months ended March 31, 2021. The $0.8 million was related to salaries, wages and benefits paid to rehired employees, previously terminated with the Company's involuntary employee separation program, in compliance with the restrictions of PSP2. Refer to Note 2, Impact of COVID-19, for further information on the CARES Act and the Company 's workforce actions.

During the three months ended March 31, 2020, the Company had no special credits in the condensed consolidated statement of operations.

6. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per-share amounts)
Numerator
Net income (loss)	$(112,321)	$(27,828)
Denominator
Weighted-average shares outstanding, basic	97,775	68,521
Effect of dilutive stock awards	—	—
Adjusted weighted-average shares outstanding, diluted	97,775	68,521
Earnings (loss) per share
Basic earnings (loss) per common share	$(1.15)	$(0.41)
Diluted earnings (loss) per common share	$(1.15)	$(0.41)

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

As of March 31, 2021 and December 31, 2020, the Company had $106.4 million and $106.3 million in short-term available-for-sale investment securities, respectively. During the three months ended March 31, 2021, these investments earned interest income at a weighted-average fixed rate of approximately 0.1%. For the three months ended March 31, 2021, an unrealized gain of $7 thousand, net of deferred taxes of $2 thousand was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three months ended March 31, 2020, an unrealized gain of $321 thousand, net of deferred taxes of $94 thousand, was recorded within AOCI related to these investment securities. For the three months ended March 31, 2021 and March 31, 2020, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of March 31, 2021 and December 31, 2020, $38 thousand and $31 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8. Accrued Liabilities
Other current liabilities as of March 31, 2021 and December 31, 2020 consist of the following:

	March 31, 2021	December 31, 2020
	(in thousands)
Salaries, wages and benefits	$119,842	$112,838
Federal excise and other passenger taxes and fees payable	102,661	36,884
Airport obligations	71,933	68,677
Aircraft and facility lease obligations	59,575	67,374
Interest payable	33,301	37,202
Aircraft maintenance	30,857	27,466
Fuel	21,493	11,704
Other	34,164	31,469
Other current liabilities	$473,826	$393,614

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
As of March 31, 2021, the Company had a fleet consisting of 159 A320 family aircraft. As of March 31, 2021, the Company had 56 aircraft financed under operating leases with lease term expirations between 2023 and 2039. In addition, the Company owned 103 aircraft of which 31 were purchased off lease and were unencumbered as of March 31, 2021. As of March 31, 2021, the Company also had 8 spare engines financed under operating leases with lease term expiration dates ranging from 2023 to 2033 and owned 16 spare engines, all of which, as of March 31, 2021, were pledged as collateral under the Company's revolving credit facility maturing in 2024.
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
Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of March 31, 2021, the Company was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
During the three months ended March 31, 2021, the Company took delivery of two aircraft under operating leases and purchased two previously leased aircraft.
As of March 31, 2021, the Company's finance lease obligations primarily relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of March 31, 2021. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Finance Lease Obligations
	(in thousands)
remainder of 2021 (1)	$564	$179,092	$3,704	$183,360
2022	725	212,304	4,671	217,700
2023	349	204,097	3,983	208,429
2024	97	182,035	2,819	184,951
2025	—	160,411	1,060	161,471
2026 and thereafter	—	1,072,555	143,093	1,215,648
Total minimum lease payments	$1,735	$2,010,494	$159,330	$2,171,559
Less amount representing interest	113	589,617	134,283	724,013
Present value of minimum lease payments	$1,622	$1,420,877	$25,047	$1,447,546
Less current portion	673	131,744	3,516	135,933
Long-term portion	$949	$1,289,133	$21,531	$1,311,613
(1) Includes $19.9 million of aircraft and spare engine rent payment deferrals due to COVID-19 which are recorded in other current liabilities within the Company's condensed consolidated balance sheets.
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $2.2 million for the remainder of 2021 and none for 2022 and beyond. During 2020, the Company entered into agreements to defer payments in 2020 and early 2021 related to facility rents and other airport service contracts at certain locations. Also during 2020, the Company entered into agreements to defer payments in 2020 and early 2021 related to certain aircraft and engine leases. The Company elected to apply the practical expedient issued by the Financial Accounting Standards Board in April 2020 which allows companies to treat a lease concession related to COVID-19 as though enforceable rights and obligations for the concessions existed regardless of whether those enforceable rights and obligations explicitly exist in the lease agreement. Amounts deferred as of March 31, 2021 are recorded in accrued rent within other current liabilities on the Company's condensed consolidated balance sheet.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Finance lease cost
Amortization of leased assets	$168	$135
Interest of lease liabilities	24	113
Operating lease cost
Operating lease cost (1)	52,141	47,217
Short-term lease cost (1)	7,015	3,823
Variable lease cost (1)	38,149	32,706
Total lease cost	$97,497	$83,994
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	March 31, 2021	March 31, 2020
Weighted-average remaining lease term
Operating leases	13.2 years	13.1 years
Finance leases	2.4 years	3.0 years
Weighted-average discount rate
Operating leases	6.06%	6.04%
Finance leases	5.52%	6.16%

10. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2021, the Company's total firm aircraft orders consisted of 126 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 126 aircraft, the Company has 6 aircraft scheduled for delivery in the remainder of 2021 and 17 aircraft scheduled for delivery in 2022. In addition, as of March 31, 2021, the Company has financing agreements in place for 8 direct leases for A320neos with third-party lessors with deliveries scheduled in the remainder of 2021.

The Company also has one spare engine order for a V2500 SelectTwo engine with International Aero Engines ("IAE") and two spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023. As of March 31, 2021, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $380.3 million for the remainder of 2021, $884.5 million in 2022, $908.3 million in 2023, $980.0 million in 2024, $1,066.6 million in 2025, and $2,248.4 million in 2026 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. In February 2020, the rate of this tariff was increased from 10% to 15%. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service the Company's Airbus fleet.

As of March 31, 2021, the Company did not have financing commitments in place for the remaining 126 Airbus aircraft on firm order through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
As of March 31, 2021, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately $13.7 million for the remainder of 2021, $29.2 million in 2022, $29.2 million in 2023, $29.2 million in 2024, $29.2 million in 2025, and $220.3 million in 2026 and beyond.
Interest commitments related to the secured debt financing of 72 delivered aircraft as of March 31, 2021 are $59.4 million for the remainder of 2021, $71.7 million in 2022, $61.0 million in 2023, $49.8 million in 2024, $42.4 million in 2025, and $96.1 million in 2026 and beyond. As of March 31, 2021, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility are $60.1 million for the remainder of 2021, $77.3 million in 2022, $77.3 million in 2023, $77.3 million in 2024, $68.2 million in 2025, and $11.8 million in 2026 and beyond. For principal commitments related to the Company's debt financing, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of March 31, 2021: $20.7 million for the remainder of 2021, $21.4 million in 2022, $18.9 million in 2023, $16.1 million in 2024, $16.7 million in 2025, and $35.6 million in 2026 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of March 31, 2021 and December 31, 2020, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ ClubTM memberships as of March 31, 2021 and December 31, 2020, was $600.9 million and $423.7 million, respectively.
Employees
The Company has 5 union-represented employee groups that together represented approximately 82% of all employees as of March 31, 2021. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of March 31, 2021.

Employee Groups	Representative	Amendable Date	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	February 2023	29%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	September 2021	46%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	June 2020	3%
Passenger Service Agents	Transport Workers Union of America ("TWU")	NA	3%

In February 2020, the IAMAW notified the Company, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering the Company's ramp service agents which became amendable in June 2020. The parties expect to schedule meeting dates for negotiations soon.

The Company's passenger service agents are represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of March 31, 2021, the Company continued to negotiate with the TWU.

In February 2021, the Company entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remain the same.

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
    The carrying amounts and estimated fair values of the Company's long-term debt at March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021		December 31, 2020		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$850.0	$881.8	$850.0	$886.0	Level 3
Fixed-rate term loans	1,272.9	1,303.2	1,301.9	1,362.9	Level 3
Unsecured term loans	98.7	105.5	73.3	83.1	Level 3
2015-1 EETC Class A	322.6	323.4	322.6	323.4	Level 2
2015-1 EETC Class B	64.0	63.8	64.0	62.5	Level 2
2015-1 EETC Class C	86.6	81.7	86.6	77.8	Level 2
2017-1 EETC Class AA	207.3	207.9	214.4	207.4	Level 2
2017-1 EETC Class A	69.1	67.2	71.5	68.8	Level 2
2017-1 EETC Class B	58.2	56.2	60.6	56.2	Level 2
2017-1 EETC Class C	85.5	79.9	85.5	76.3	Level 2
Convertible debt	175.0	538.2	175.0	380.3	Level 2
Revolving credit facilities	180.0	180.0	275.1	275.1	Level 3
Total long-term debt	$3,469.9	$3,888.8	$3,580.5	$3,859.9

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2021 and December 31, 2020 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of March 31, 2021, the Company had a $30.0 million standby letter of credit secured by restricted cash, of which $24.4 million had been drawn upon for issued letters of credit. In addition, the Company had $34.0 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.

Short-term Investment Securities

Short-term investment securities at March 31, 2021 and December 31, 2020 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

Assets Held for Sale

The Company's assets held for sale consist of rotable aircraft parts. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to prepaid expenses and other current assets on the Company's condensed consolidated balance sheets and discontinues depreciation. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for the Company's held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources. As of March 31, 2021 and December 31, 2020, the Company had $2.3 million in assets held for sale recorded within prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. The balance of the Company's held-for-sale assets remained the same during the three months ended March 31, 2021, as the Company had no purchases, sales nor realized and unrealized losses or gains related to these assets during this period.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,774.5	$1,774.5	$—	$—
Restricted cash	64.0	64.0	—	—
Short-term investment securities	106.4	106.4	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,947.2	$1,944.9	$—	$2.3

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,789.7	$1,789.7	$—	$—
Restricted cash	71.4	71.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,969.7	$1,967.4	$—	$2.3

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2021 and the year ended December 31, 2020.

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

12. Debt and Other Obligations

As of March 31, 2021, the Company had outstanding public and non-public debt instruments. During the three months ended March 31, 2021, the Company incurred debt through a fixed-rate unsecured term loan.

Unsecured term loans

In connection with the Company's participation in the PSP2, the Company received a total of $184.5 million in the first quarter of 2021, used exclusively to pay for salaries, wages and benefits for the Company's Team Members through March 31, 2021. Of that amount, $25.3 million is in the form of a low-interest 10-year unsecured term loan. Interest on this loan is payable semi-annually at a rate of 1.0% in years 1 through 5 and a rate of the Secured Overnight Financing Rate plus 2.0% in years 6 through 10. The note is prepayable at any time, without penalty, at the Company’s option and has principal due at maturity in 2031.

The Company has concluded that no terms exist within the contract that would require a short-term classification of the debt instrument within the Company’s condensed consolidated balance sheet at the inception of the loan. Therefore, the debt has been recorded at face value and classified within long-term debt and finance leases in the Company’s condensed consolidated balance sheets.

Revolving credit facility due in 2024

On March 30, 2020, the Company entered into a revolving credit facility for $110.0 million, with an option to increase the overall commitment amount up to $350 million with the consent of any participating lenders and subject to borrowing base availability. In the second quarter of 2020, the commitment was increased to $180.0 million. During the first quarter of 2021, the commitment was further increased to $240.0 million. As of March 31, 2021 and December 31, 2020, the Company had drawn $180.0 million on the revolving credit facility leaving $60.0 million undrawn and available as of March 31, 2021. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets. During the first quarter of 2021, the maturity date of the facility was extended for two additional years. The final maturity of the facility is March 30, 2024.

Revolving credit facility due in 2021

During the fourth quarter of 2018, the Company entered into a revolving credit facility for up to $160.0 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus, related to Airbus A320neo aircraft scheduled to be delivered at the time. The maximum borrowing capacity of the facility decreased with the deliveries of the related aircraft. As of December 31, 2020, the Company had drawn the then maximum borrowing capacity of $95.1 million, included in current maturities of long-term debt and finance leases on the Company's condensed consolidated balance sheets. The revolving credit facility matured on March 30, 2021 and as such, no amounts remained outstanding as of March 31, 2021.

Convertible debt

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025. As of March 31, 2021, the if-converted value exceeds the principal amount of the convertible notes by $265.4 million, using the average stock price for the three months ended March 31, 2021. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company has $175.0 million recorded within current maturities of long-term debt and finance leases on its condensed consolidated balance sheets related to its convertible debt.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2021, the notes may be converted by noteholders through June 30, 2021. No notes were converted during the quarter ended March 31, 2021.

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

Long-term debt is comprised of the following:

	As of		As of
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due in 2025	$850.0	$850.0	8.00%	8.00%
Fixed-rate loans due through 2032	1,272.9	1,301.9	3.36%	3.36%
Unsecured term loans due in 2031	98.7	73.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	322.6	322.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	64.0	64.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	86.6	86.6	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	207.3	214.4	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	69.1	71.5	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	58.2	60.6	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible debt due in 2025	175.0	175.0	4.75%	4.75%
Revolving credit facility due in 2021	—	95.1	N/A	1.55%
Revolving credit facility due in 2024	180.0	180.0	2.11%	2.15%
Long-term debt	$3,469.9	$3,580.5
Less current maturities	356.0	383.5
Less unamortized discounts, net	66.5	131.4
Total	$3,047.4	$3,065.6

During the three months ended March 31, 2021, the Company made scheduled principal payments of $135.9 million on its outstanding debt obligations. During the three months ended March 31, 2020, the Company made scheduled principal payments of $42.6 million on its outstanding debt obligations.

At March 31, 2021, long-term debt principal payments for the next five years and thereafter are as follows:

March 31, 2021
(in millions)
remainder of 2021	$154.0
2022	192.0
2023	335.5
2024	401.0
2025	1,212.2
2026 and beyond	1,175.2
Total debt principal payments	$3,469.9

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
8.00% senior secured notes (1)	$17,434	$—
Fixed-rate term loans	10,903	10,426
Unsecured term loans	199	—
Class A 2015-1 EETC	3,275	3,549
Class B 2015-1 EETC	705	795
Class C 2015-1 EETC	1,056	1,209
Class AA 2017-1 EETC	1,755	1,887
Class A 2017-1 EETC	633	680
Class B 2017-1 EETC	557	644
Class C 2017-1 EETC	1,080	1,092
Convertible debt	2,078	—
Revolving credit facilities	1,170	1,159
Finance leases	24	113
Commitment and other fees	428	218
Amortization of deferred financing costs	3,509	2,106
Total	$44,806	$23,878

(1) Includes $0.4 million of accretion and $17.0 million of interest expense for the three months ended March 31, 2021.
13. Equity

Warrants

In connection with the Company's participation in the PSP2 agreement with the Treasury, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 103,761 shares of the Company's common stock at a strike price of $24.42 per share (the closing price for the shares of the Company's common stock on December 24, 2020). The warrant agreement sets out the Company’s obligations to issue warrants in connection with disbursements under the PSP2 and to file a resale shelf registration statement for the warrants and the underlying shares of common stock. The Company has also granted the Treasury certain demand and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants include adjustments for below market issuances, payment of dividends and other customary anti-dilution provisions. The warrants are transferable and have no voting rights. The warrants expire in five years from the date of issuance and at the Company's option, may be settled on a "net cash" or "net shares" basis. Refer to Note 2, Impact of COVID-19, for further information on the PSP2 agreement with Treasury. The 103,761 warrants issued in connection with the PSP2 agreement, together with the 520,797 warrants issued in connection with the PSP agreement, represent less than 1% of the outstanding shares of the Company's common stock as of March 31, 2021.

The Company concluded that the PSP and PSP2 warrant agreements are derivative contracts classified within equity, at fair value upon issuance, within the Company’s condensed consolidated balance sheet. Equity-classified contracts are initially measured at fair value and subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity. As of March 31, 2021, the Company had recorded $2.1 million in APIC related to the fair value of warrants issued in connection with the Company's participation in the PSP2 program.

Series A Preferred Stock Purchase Rights

On March 29, 2020, the Board of Directors of the Company declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock of the Company. The dividend was paid on April 9, 2020 to holders of record as of the close of business on that date. The Board of Directors adopted the Rights Agreement to reduce the likelihood that a potential acquirer would gain (or seek to influence or change) control of the Company by open market accumulation or other tactics without paying an appropriate premium for the Company’s shares. In general terms and subject to certain exceptions, it works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 10% or more of the outstanding common stock of the Company without the approval of the Board of Directors. These Rights expired on March 29, 2021.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2020 and subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Percent Change
	2021	2020
Operating Statistics (unaudited) (A):
Average aircraft	157.3	147.5	6.6%
Aircraft at end of period	159	151	5.3%
Average daily aircraft utilization (hours)	7.6	11.8	(35.6)%
Average stage length (miles)	1,040	1,021	1.9%
Block hours	107,855	157,847	(31.7)%
Departures	40,002	58,174	(31.2)%
Passenger flight segments (PFSs) (thousands)	5,474	7,653	(28.5)%
Revenue passenger miles (RPMs) (thousands)	5,747,555	7,948,963	(27.7)%
Available seat miles (ASMs) (thousands)	7,976,158	10,913,934	(26.9)%
Load factor (%)	72.1%	72.8%	(0.7) pts
Fare revenue per passenger flight segment ($)	31.84	42.00	(24.2)%
Non-ticket revenue per passenger flight segment ($)	52.43	58.75	(10.8)%
Total revenue per passenger flight segment ($)	84.27	100.75	(16.4)%
Average yield (cents)	8.03	9.70	(17.2)%
TRASM (cents)	5.78	7.07	(18.2)%
CASM (cents)	7.07	7.60	(7.0)%
Adjusted CASM (cents)	9.20	7.60	21.1%
Adjusted CASM ex-fuel (cents)	7.40	5.64	31.2%
Fuel gallons consumed (thousands)	80,546	117,944	(31.7)%
Average economic fuel cost per gallon ($)	1.77	1.81	(2.2)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary

As a result of the COVID-19 pandemic, we experienced sharp declines in passenger demand and bookings beginning in March 2020 that lasted throughout 2020, and to a lesser extent throughout the first quarter of 2021. Since its initial onset in early 2020, the impact of the COVID-19 pandemic has evolved and continues to be fluid. While air travel demand improved during the first quarter of 2021, as compared to the majority of 2020, we still experienced weakened passenger demand and bookings as compared to pre-pandemic levels.
Load factor for the first quarter of 2021 was 72.1% as compared to 72.8% for the same period in the prior year. We experienced a decrease in operating revenues of 40.2%, period over period, and a decrease in capacity of 26.9%, period over period. As the COVID-19 pandemic continues to evolve, our financial and operational outlook remains subject to change. We continue to monitor the impact of the pandemic on our operations and financial condition, and to adjust our mitigation and operational strategies, accordingly, in order to protect our long-term sustainability and growth.

Caring for Guests and Team Members

In response to the COVID-19 pandemic, in early 2020, we implemented measures for the safety of our Guests and Team Members as well as to mitigate the impact of COVID-19 on our financial position and operations. In addition to previously existing procedures including utilization of hospital-grade disinfectants and state-of-the-art HEPA filters that capture 99.97% of airborne particles on board the aircraft, we expanded cleaning protocols which included increased cleaning at airports and other facilities, expanded aircraft turn and overnight cleaning protocols and use of new antimicrobial fogging tool in our facilities and aircraft. In addition, we continue to require Guests and Guest-facing Team Members to wear an appropriate face covering when traveling through the airport or onboard aircraft. We have continued these safety measures through 2021 and our Operations and Task Force teams remain in constant contact with authorities, continuing to evolve its response to ensure the safety of Guests and Team Members. We have also offered future flight credits with extended expiration dates to Guests with impacted travel plans and waived change and cancellation fees for Guests who booked travel through the first quarter of 2021.

Capacity Reductions

At the onset of the COVID-19 pandemic in March 2020, in response to government restrictions on travel and drastically reduced consumer demand, we began to significantly reduce capacity each month with the largest capacity reduction in May 2020 at approximately 94%, year over year, and smaller capacity reductions of 20.8% and 20.1% in the holiday months of November and December, respectively. Through the first quarter of 2021, we continued to operate at reduced capacity levels although to a lesser extent than noted at the height of the pandemic during mid 2020. For the first quarter of 2021, we had a 26.9% decrease in capacity as compared to the prior year period.

The COVID-19 pandemic and its effects continue to evolve, with developments including fluctuations in the rate of infections during 2021, the emergency use authorization issued by the U.S. Food and Drug Administration for COVID-19 vaccines, the requirement, effective January 26, 2021, that all U.S. inbound international travelers provide a negative COVID-19 test prior to flying and recent increases in the availability of COVID-19 vaccines resulting in expanded eligibility to more groups of people to receive the vaccine. While we currently estimate that air travel demand will continue to be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue to develop, we expect that air travel demand will continue to gradually recover in 2021. However, the situation continues to be fluid and actual capacity adjustments may be different than what we currently expect. Refer to "Notes to Condensed Consolidated Financial Statements—Note 4, Revenue," for discussion of the impact of COVID-19 on our air traffic liability, credit shells and refunds.

COVID-19 Legislation

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act was a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee salaries, wages and benefits and up to $25 billion in secured loans.

On April 20, 2020, we entered into a Payroll Support Program ("PSP") Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which we received a total of $344.4 million, used exclusively to pay for salaries, wages and benefits for our Team Members through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, we issued to Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of our common stock at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020) with a fair value of $3.9 million. We registered the resale of the warrants pursuant to the warrant agreement with Treasury in September and October 2020. The remaining amount of $267.2 million is in the form of a grant and was recognized in special credits in our condensed consolidated statement of operations.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law which extended the PSP portion of the CARES Act through March 31, 2021 ("PSP2") and provided an additional $15 billion to fund the PSP2 for employees of passenger air carriers. We entered into a new payroll support program agreement with the Treasury on January 15, 2021. During the first quarter of 2021, we received a total of $184.5 million through the PSP2, used exclusively to pay for salaries, wages and benefits for our Team Members through March 31, 2021. Of that amount, $25.3 million is in the form of a low-interest 10-year loan. In addition, in connection with our participation in the PSP2, we issued to Treasury warrants pursuant to a warrant agreement to purchase up to 103,761 shares of our common stock at a strike price of $24.42 per share (the closing price for the shares of our common stock on December 24, 2020) with a fair value of $2.1 million. The remaining amount of $156.5 million, net of related costs, is in the form of a grant and was recognized in special credits in our condensed consolidated statement of operations. Total warrants issued in connection with the PSP and PSP2 represent less than 1% of the outstanding shares of our common stock as of March 31, 2021.

In connection with the our participation in the PSP2, we are subject to certain restrictions and limitations, including, but not limited to:

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
The CARES Act also provided an employee retention credit (“CARES Employee Retention credit”) which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through year end. We qualified for the credit beginning on April 1, 2020 and received additional credits for qualified wages through December 31, 2020.

The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This new legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. We will qualify for the employee retention credit for quarters that experience a significant decline in gross receipts defined as quarterly gross receipts that are less than 80 percent of our gross receipts for the same calendar quarter in 2019. During the three months ended March 31, 2021, we recorded $21.3 million related to the CARES Employee Retention credit within special credits on our condensed consolidated statements of operations and within accounts receivable, net on our condensed consolidated balance sheet. Refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits," for additional information.

ARP also authorized Treasury to provide additional assistance to passenger air carriers that received financial assistance under PSP2 ("PSP3"). Under the ARP, Treasury will provide up to $14 billion to fund the PSP3 for employees of passenger air carriers. In April 2021, we were notified that, subject to final execution of an agreement with Treasury, we will receive an approximate $197.9 million under the PSP3 and an additional $27.7 under the PSP2.

In connection with our participation in the PSP3, we will be subject to certain restrictions and limitations, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2022;

•Limits on executive compensation through April 1, 2023;

•Restrictions from conducting involuntary furloughs or reducing pay rates and benefits until September 30, 2021, or the date on which all PSP funding has been expended; and

•Reporting requirements.

Finally, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of

March 31, 2021, we had deferred $23.2 million in social security tax payments. The deferred amounts are recorded within other current liabilities and within deferred gains and other long-term liabilities on our condensed consolidated balance sheet.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the COVID-19 pandemic in the U.S. in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. These actions include the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of our voting common stock for which we received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of our voting common stock through our ATM Program for which we received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020. During the first quarter of 2021, we entered into an amendment to this revolving credit facility which extended the maturity to March 30, 2024 and increased the commitment amount to $240.0 million. The additional $60.0 million was undrawn and available as of March 31, 2021. Refer to "Notes to Condensed Consolidated Financial Statements—Note 12, Debt and Other Obligations," for additional information. As a result of these actions, as of March 31, 2021, we had $1,940.8 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

For purposes of assessing our liquidity needs, we estimate that demand will continue to recover in 2021. We believe the actions taken since the onset of the COVID-19 pandemic address our future liquidity needs, yet anticipate we may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

Workforce Actions

In 2020, in response to the COVID-19 pandemic, we worked with unionized employees and the related unions to create voluntary leave programs for pilots, flight attendants and other unionized employee groups. We also created voluntary leave programs for certain non-unionized employee groups. Due to the high level of support and acceptance of the voluntary programs offered, the total number of Team Members involuntarily terminated in 2020 was reduced by more than 95%. As required by the PSP2, during the first quarter of 2021, we offered to rehire all eligible Team Members who were involuntarily terminated during 2020. For the three months ended March 31, 2021, we recorded $0.8 million in special charges within special credits on our condensed consolidated statement of operations related to the rehiring of Team Members under our involuntary employee separation program. In addition, in response to increased air travel demand, during the first quarter of 2021, we requested the voluntary return to work of certain Team Members on leave under our voluntary leave programs. As of March 31, 2021, 12% of Team Members previously on voluntary leave had returned to work. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on our condensed consolidated statement of operations. As we continue to monitor the impacts of the pandemic on our operations and financial condition, we will consider and evaluate the need for any additional workforce actions in future periods.

Summary of Results

For the first quarter of 2021, we had a negative operating margin of 22.2%, a decrease of 14.7 percentage points compared to the prior year period. We generated a pre-tax loss of $138.2 million and a net loss of $112.3 million on operating revenues of $461.3 million. For the first quarter of 2020, we generated pre-tax loss of $74.6 million and net loss of $27.8 million on operating revenues of $771.1 million.
Our Adjusted CASM ex-fuel for the first quarter of 2021 was 7.40 cents compared to 5.64 cents in the same period in prior year. The increase on a per-ASM basis was primarily driven by an average increase in fixed costs such as salaries, wages and benefits expense, depreciation and amortization expense, landing fees and other rents expense and aircraft rent expense as well as a decrease of 26.9% in ASMs compared to the same period in the prior year. The decrease in ASMs was due to reduced air travel demand resulting from the COVID-19 pandemic.
As of March 31, 2021, we had 159 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 64 A320s, 30 A321s, and 34 A320neos. With the scheduled delivery of 14 aircraft during the remainder of 2021, we expect to end 2021 with 173 aircraft in our fleet.
Comparison of three months ended March 31, 2021 to three months ended March 31, 2020

Operating Revenues

Operating revenues decreased $309.8 million, or 40.2%, to $461.3 million for the first quarter of 2021, as compared to the first quarter of 2020, primarily due to continued weakened air travel demand resulting from the COVID-19 pandemic. The length and severity of the reduction in air travel demand due to the COVID-19 pandemic continue to be uncertain although we expect it to continue to gradually improve throughout 2021.

Total revenue per passenger flight segment decreased 16.4%, year over year. Fare revenue per passenger flight segment decreased 24.2% and non-ticket revenue per passenger flight segment decreased 10.8%. The decrease in total revenue per passenger flight segment was primarily driven by a 17.2% decrease in average yield, period over period. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to the suspension or reduction of certain booking-related fees which have been modified as part of our response to the impact of the COVID-19 pandemic.
Operating Expenses
Operating expenses decreased $265.3 million, or 32.0%, to $563.8 million for the first quarter of 2021 compared to $829.1 million for the first quarter of 2020, primarily due to a decrease in operations as reflected by a 26.9% decrease in capacity and a 27.7% decrease in traffic, as a result of the impact of COVID-19 on air travel demand. In addition, we had $176.9 million in special credits in the first quarter of 2021. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits."
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended March 31, 2021 and 2020.
Aircraft fuel expense decreased by $70.3 million, or 33.0%, from $213.2 million in the first quarter of 2020 to $142.9 million in the first quarter of 2021. This lower fuel expense, year over year, was due to a 31.7% decrease in fuel gallons consumed, as a result of the impact of COVID-19 on air travel demand, and a 2.2% decrease in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2021	2020
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	80,546	117,944	(31.7)%
Into-plane fuel cost per gallon	$1.77	$1.81	(2.2)%
Aircraft fuel expense (per consolidated statements of operations)	$142,930	$213,208	(33.0)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 2.2% was primarily a result of a decrease in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended March 31, 2021 and 2020, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended March 31,
	2021	2020			2021	2020
	(in thousands)				(in cents)
Salaries, wages, and benefits	$245,692	$240,480	$5,212	2.2%	3.08	2.20	0.88	40.0%
Aircraft fuel	142,930	213,208	(70,278)	(33.0)%	1.79	1.95	(0.16)	(8.2)%
Depreciation and amortization	74,312	65,991	8,321	12.6%	0.93	0.60	0.33	55.0%
Landing fees and other rents	72,108	67,121	4,987	7.4%	0.90	0.62	0.28	45.2%
Aircraft rent	54,782	45,146	9,636	21.3%	0.69	0.41	0.28	68.3%
Maintenance, materials and repairs	29,903	34,076	(4,173)	(12.2)%	0.37	0.31	0.06	19.4%
Distribution	23,642	33,743	(10,101)	(29.9)%	0.30	0.31	(0.01)	(3.2)%
Loss on disposal of assets	1,117	—	1,117	NM	0.01	—	0.01	NM
Special credits	(176,938)	—	(176,938)	NM	(2.22)	—	(2.22)	NM
Other operating	96,261	129,308	(33,047)	(25.6)%	1.21	1.18	0.03	2.5%
Total operating expenses	$563,809	$829,073	$(265,264)	(32.0)%	7.07	7.60	(0.53)	(7.0)%
Adjusted CASM (1)					9.20	7.60	1.60	21.1%
Adjusted CASM ex-fuel (2)					7.40	5.64	1.76	31.2%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2021		2020
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.07		7.60
Loss on disposal of assets	$1.1	0.01	$—	—
Special credits	(176.9)	(2.22)	—	—
Supplemental rent adjustments	4.3	0.05	—	—
Accelerated depreciation	1.8	0.02	—	—
Adjusted CASM (cents)		9.20		7.60

(2)Excludes aircraft fuel expense, loss on disposal of assets, special credits, supplemental rent adjustments related to the accrual of lease return costs for two aircraft purchased off lease partially offset by the release of an accrual related to an engine lease modification, and accelerated depreciation on current aircraft seats related to the plan to retrofit 36 aircraft with new Acro6 seats, expected to be completed in the remainder of 2021.
Our Adjusted CASM ex-fuel for the first quarter of 2021 was 7.40 cents as compared to 5.64 cents for the first quarter of 2020. The increase on a per-ASM basis was primarily due to an average increase in fixed costs such as salaries, wages and benefits expense, depreciation and amortization expense, landing fees and other rents expense and aircraft rent expense as well as a decrease of 26.9% in ASMs compared to the same period in the prior year. The decrease in ASMs was due to reduced air travel demand resulting from the COVID-19 pandemic.
Salaries, wages and benefits for the first quarter of 2021 increased $5.2 million, or 2.2%, as compared to the first quarter of 2020. This increase was primarily driven by higher health insurance, bonus and 401(k) expense, period over period. The increase in health insurance was mainly driven by higher volume of claims as compared to the prior year period. The increase in bonus was driven by bonus-based performance metrics being met during the first quarter of 2021 and the increase in 401(k) was mainly driven by higher average pay rates and 401(k) employer contribution rates to our pilots as compared to the prior year period. These increases were partially offset by a decrease in salaries driven by a 5.0% decrease in our pilot and flight attendant workforce, period over period, and a decrease in crew overtime and per diem pay as a result of reduced operations related to the impact of COVID-19. On a per-ASM basis, labor costs primarily increased due to higher average pay rates to our pilots in connection with the collective bargaining agreement that became effective on March 1, 2018, which provides for annual increases on each anniversary of the effective date. In addition, during the three months ended March 31, 2021, we paid salaries and wages to our unionized employees at a guaranteed volume greater than what we actually operated due to the reduced demand resulting from COVID-19. The increase in group health insurance claims, period over period, also contributed to the increase in labor costs noted on a per-ASM basis. Additionally, the increase on a per-ASM basis was due to a decrease of 26.9% in ASMs compared to the same period in the prior year. For more detailed information on the impact of COVID-19, please refer to "Notes to Condensed Consolidated Financial Statements—2. Impact of COVID-19."
Depreciation and amortization for the first quarter of 2021 increased by $8.3 million, or 12.6%, as compared to the prior year period. The increase in depreciation expense on both a dollar and per-ASM basis was primarily driven by the purchase of four new aircraft and the purchase of two previously leased aircraft since the first quarter of 2020. In addition, for the three months ended March 31, 2021, we recorded $1.8 million in accelerated depreciation related to the plan to retrofit 36 aircraft with new Acro6 seats. Since depreciation and amortization expense is generally a fixed cost, the decrease in ASMs of 26.9%, year over year, also impacted the increase on a per-ASM basis.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $23.9 million and $20.4 million for the first quarters of 2021 and 2020, respectively. The increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events, as compared to the prior year period. This increase in heavy maintenance amortization also contributed to the per-ASM increase in depreciation and amortization expense, period over period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $53.8 million and $54.5 million for the first quarter of 2021 and 2020, respectively.
Landing fees and other rents for the first quarter of 2021 increased $5.0 million, or 7.4%, as compared to the first quarter of 2020. On both a dollar and a per-ASM basis, landing fees and other rents increased primarily due to an increase in facility rent driven by higher rent rates, period over period, and a decrease in signatory adjustment credits as compared to the prior year period. The decrease in signatory adjustment credits is due to airports recovering operating losses from lower utilization fees as well as increased market share at certain airports where other airlines have decreased flying due to the impact of COVID-19 on air travel demand. On a dollar basis, these increases were offset by a decrease in landing fees driven by a 31.2% decrease in departures as a result of the impact of COVID-19 on air travel demand partially offset by higher landing fee rates. A portion of our landing fees and other rents are variable in nature and vary based on factors such as the number of departures. The increase in landing fee rates, period over period, also contributed to the increase in landing fees and other rents on a per-ASM basis, as compared to the prior year period.
Aircraft rent expense for the first quarter of 2021 increased by $9.6 million, or 21.3%, as compared to the first quarter of 2020. This increase in aircraft rent expense was primarily driven by an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the first quarter of 2020, we have acquired 4 new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of 2 aircraft off lease made during the first quarter of 2021.
Maintenance, materials and repairs expense for the first quarter of 2021 decreased by $4.2 million, or 12.2%, as compared to the first quarter of 2020. The decrease in maintenance, materials and repairs expense on a dollar basis was mainly due to fewer aircraft maintenance events as a result of a decrease of 35.6% in average daily aircraft utilization in the current period compared to the prior year period as a result of the impact of COVID-19 on air travel demand. On a per-ASM basis, the increase is primarily related to a decrease of 26.9% in ASMs, year over year, with no associated decrease in fixed maintenance, material and repair costs.
Distribution costs decreased by $10.1 million, or 29.9%, in the first quarter of 2021 as compared to the first quarter of 2020. The decrease on a dollar basis was primarily due to decreased sales volume as a result of the impact of COVID-19 on air travel demand which impacts our variable distribution costs such as credit card fees and GDS fees.
Loss on disposal of assets for the three months ended March 31, 2021 consisted of $1.1 million related to the sale of auxiliary power units ("APUs") and disposal of excess and obsolete inventory. We had no loss on disposal of assets for the three months ended March 31, 2020.
Special credits for the three months ended March 31, 2021 consisted of $156.5 million related to the grant component of the PSP2 agreement with the Treasury. In addition, we recorded $21.3 million related to the CARES Act Employee Retention credit. These special credits were partially offset by $0.8 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP2. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits." We had no special credits for the three months ended March 31, 2020.
Other operating expense for the first quarter of 2021 decreased by $33.0 million, or 25.6%, as compared to the first quarter of 2020. The decrease in other operating expense is primarily driven by lower volume-related costs resulting from the decreased capacity during the period as a result of the impact of COVID-19 on air travel demand. As compared to the prior year period, departures decreased by 31.2% and we had 28.5% less passenger flight segments, which drove decreases in variable other operating expenses. In addition, we had lower passenger reaccommodation expense, period over period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended March 31, 2021 primarily represent interest related to the financing of purchased aircraft as well as the interest related to our convertible notes and 8.00% senior secured notes. Our interest expense and corresponding capitalized interest for the three months ended March 31, 2020, primarily represents interest related to the financing of purchased aircraft. As of March 31, 2021 and 2020, we had 72 and 68 aircraft financed through secured long-term debt arrangements, respectively.

Our interest income for the three months ended March 31, 2021 represents interest income earned on our income tax receivable, cash, cash equivalents and short-term investments. Our interest income for the three months ended March 31, 2020 represents interest income earned on our cash, cash equivalents and short-term investments.

Income Taxes

Our effective tax rate for the first quarter of 2021 was 18.7% compared to 62.7% for the first quarter of 2020. The decrease in tax rate, as compared to the prior year period, is primarily due to a $31.1 million discrete federal tax benefit recorded during the three months ended March 31, 2020 related to the passage of the CARES Act. The CARES Act allows for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. While we expect our tax rate to be a fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Since its initial onset in early 2020, the impact of the COVID-19 pandemic has evolved and continues to be fluid. As a result, our financial and operational outlook still remains subject to change and fluctuation. We continue to monitor the impacts of the pandemic on our liquidity and financial condition, and to adjust our mitigation and operational strategies, accordingly, in order to protect our long-term sustainability and growth. As a result of the COVID-19 pandemic, we have taken certain actions to increase liquidity and strengthen our financial position. Please refer to "Notes to Condensed Consolidated Financial Statements—2. Impact of COVID-19," for additional information on the measures we have implemented to focus on the safety of our customers and employees as well as the impact on our liquidity, financial position and operations. As of March 31, 2021, we had $1,940.8 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt and lease obligations and maintenance reserves. Our total unrestricted cash and cash equivalents at March 31, 2021 was $1,774.5 million, a decrease of $15.3 million from December 31, 2020. In addition to cash and cash equivalents, as of March 31, 2021, we had $106.4 million in short-term investment securities. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations.

Since the onset of the COVID-19 pandemic in the U.S. in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. These actions include the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of our voting common stock for which we received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of our voting common stock through our ATM Program for which we received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020 for which the commitment amount was increased to $240.0 million during the first quarter of 2021. The additional $60.0 million remained undrawn and available as of March 31, 2021. In addition, we entered into a PSP Agreement with the Treasury, and received a total of $344.4 million through the PSP and $184.5 million through the PSP2.

As of March 31, 2021, we had $175.0 million recorded within current maturities of long-term debt and finance leases on our consolidated balance sheets related to our convertible debt. As of March 31, 2021, the convertible notes may be converted by noteholders through June 30, 2021. No notes were converted during three months ended March 31, 2021. Upon conversion and at our election, we may satisfy part or all of our conversion obligation in either cash, shares of the Company’s common stock or a combination of cash and shares of common stock.
Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale-leaseback transactions. During the three months ended March 31, 2021, we took delivery of two aircraft financed through direct operating leases and purchased two aircraft off lease. During the three months ended March 31, 2021, we made $60.2 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.
Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the three months ended March 31, 2021, we paid $52.7 million in PDPs, and $4.3 million of capitalized interest for future deliveries of aircraft and spare engines. As of March 31, 2021, we had $412.7 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.
As of March 31, 2021, we have secured financing for eight aircraft to be leased directly from third-party lessors, with deliveries expected in the remainder of 2021. We do not have financing commitments in place for the remaining 126 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the leased aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the three months ended March 31, 2021, we paid $1.8 million in maintenance reserves, net of reimbursements. As of March 31, 2021, we had $122.7 million ($72.3 million in aircraft maintenance deposits and $50.4 million in long-term aircraft maintenance deposits) on our condensed consolidated balance sheets.
Net Cash Flows Provided By Operating Activities. Operating activities in the three months ended March 31, 2021 provided $186.6 million in cash compared to $34.6 million provided in the three months ended March 31, 2020. Cash provided by operating activities increased, year over year, primarily due to cash provided from a decrease in income tax receivable and increases in air traffic liability, other liabilities and non-cash expense of depreciation and amortization. These increases in cash were partially offset by a net loss for the first quarter of 2021, as well as cash used due to an increase in accounts receivable, net and a decrease in deferred income tax expense (benefit).
Net Cash Flows Used In Investing Activities. In the three months ended March 31, 2021, investing activities used $97.5 million, compared to $323.8 million used in the prior year period. The decrease was mainly driven by a decrease in purchases of property and equipment, year over year, as well as a decrease in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.
Net Cash Flows Provided (Used) By Financing Activities. During the three months ended March 31, 2021, financing activities used $111.8 million in cash compared to $98.5 million provided in the three months ended March 31, 2020. During the three months ended March 31, 2021, we received $25.3 million related to the unsecured term loan in connection with the PSP2 and paid $135.9 million in debt principal obligations

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2021, our aircraft orders consisted of 126 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 126 aircraft, we have 6 aircraft scheduled for delivery in the remainder of 2021 and 17 aircraft scheduled for delivery in 2022. In addition, as of March 31, 2021, we had secured 8 direct leases for A320neos with third-party lessors, with deliveries in the remainder of 2021.

We also have a spare engine order for one V2500 SelectTwo engine with IAE and two spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023. As of March 31, 2021, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $380.3 million for the remainder of 2021, $884.5 million in 2022, $908.3 million in 2023, $980.0 million in 2024, $1,066.6 million in 2025 and $2,248.4 million in 2026 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs would include aircraft and other parts that we are already contractually obligated to purchase including those reflected above. In February 2020, the rate of this tariff was increased from 10% to 15%. The imposition of these tariffs may substantially increase the cost of new Airbus aircraft and parts required to service our Airbus fleet.
As of March 31, 2021 we do not have financing commitments in place for the remaining 126 Airbus aircraft on firm order through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors are expected to be approximately $13.7 million for the remainder of 2021, $29.2 million in 2022, $29.2 million in 2023, $29.2 million in 2024, $29.2 million in 2025, and $220.3 million in 2026 and beyond.
We have significant obligations for aircraft and spare engines as 56 of our 159 aircraft and 8 of our 24 spare engines are financed under operating leases. These leases expire between 2023 and 2039. Aircraft rent payments were $59.0 million and $48.5 million for the three months ended March 31, 2021 and 2020, respectively.
Our fixed-rate operating leases with terms greater than 12 months are included within operating lease right-of-use assets with the corresponding liabilities included within current maturities of operating leases and operating leases, less current maturities on our condensed consolidated balance sheets. Leases with a term of 12 months or less and variable-rate leases are not recorded on our condensed consolidated balance sheets. Please see "Notes to Condensed Consolidated Financial Statements—9. Leases" for further discussion on our leases.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of March 31, 2021 and the periods in which payments are due (in millions):

	Remainder of 2021	2022 - 2023	2024 - 2025	2026 and beyond	Total
Long-term debt (1)	$154	$528	$1,613	$1,175	$3,470
Interest and fee commitments (2)	120	287	238	108	753
Finance and operating lease obligations	183	426	346	1,216	2,171
Flight equipment purchase obligations	380	1,793	2,047	2,248	6,468
Other (3)	21	40	33	36	130
Total future payments on contractual obligations	$858	$3,074	$4,277	$4,783	$12,992

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, convertible notes and our revolving credit facilities. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible debt. Includes interest accrued as of March 31, 2021 related to our variable-rate revolving credit facilities.
(3) Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to "Notes to Condensed Consolidated Financial Statements—10. Commitments and Contingencies."
Some of our master lease agreements require that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization.

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we intend to build a new headquarters campus. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Condensed Consolidated Financial Statements— 9. Leases."

Off-Balance Sheet Arrangements
As of March 31, 2021, we had lines of credit related to corporate credit cards of $5.1 million, from which we had drawn $0.7 million.
As of March 31, 2021, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of March 31, 2021, we had drawn $6.5 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of March 31, 2021, we did not hold any derivatives.
As of March 31, 2021, we had $11.5 million in uncollateralized surety bonds and a $30.0 million secured standby letter of credit facility, representing an off balance-sheet commitment, of which $24.4 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding loss on disposal of assets, special charges and credits, supplemental rent adjustments and accelerated depreciation, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges and credits, supplemental rent adjustments and accelerated depreciation, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2021 and 2020 represented approximately 25.4% and 25.7% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $36 million. As of March 31, 2021 and December 31, 2020, we did not have any outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $106.4 million and $106.3 million, as of March 31, 2021 and December 31, 2020, respectively.
Fixed-Rate Debt. As of March 31, 2021, we had $2,166.2 million outstanding in fixed-rate debt related to the purchase of 42 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $2,183.3 million. In addition, as of March 31, 2021, we had $850.0 million and $98.7 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $881.8 million and $105.5 million. As of March 31, 2021, we also had $175.0 million outstanding in convertible debt which had a fair value of $538.2 million. As of December 31, 2020, we had $2,207.1 million outstanding in fixed-rate debt related to the purchase of 42 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,235.3 million. In addition, as of December 31, 2020, we had $850.0 million and $73.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $886.0 million and $83.1 million. As of December 31, 2020, we also had $175.0 million outstanding in convertible debt which had a fair value of $380.3 million.
Variable-Rate Debt. As of March 31, 2021, we had $180.0 million outstanding in variable-rate long-term debt, which had a fair value of $180.0 million. As of December 31, 2020, we had $275.1 million outstanding in variable-rate debt, which had a fair value of $275.1 million. During the three months ended March 31, 2021, a hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $0.6 million.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended March 31, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our amended Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 10, 2021. Investors are urged to review such risk factors carefully.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the first quarter of 2021. All stock repurchases during this period were made from employees who received restricted stock or performance share awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1-31, 2021	35,744	$26.44	—	$—
February 1-28, 2021	—	—	—	—
March 1-31, 2021	9,459	37.75	—	—
Total	45,203	$28.81	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

10.1
First Amendment to Credit and Guaranty Agreement, dated as of March 12, 2021, among Spirit Airlines, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and issuing lender, and Wilmington Trust, National Association, as collateral agent, filed as Exhibit 10.1 to the Company's Form 8-K dated March 18, 2021, is hereby incorporated by reference.

10.2+	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.3+	Form of Performance Share Award Grant Notice and Performance Share Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.4+	Form of Performance Market Stock Unit Grant Notice and Market Stock Unit Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.5+	Form of Performance Cash Award Grant Notice and Performance Cash Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.6+	Form of Time Based Cash Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

April 21, 2021	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer