Form 10-Q
period 2021-06-30
Spirit Airlines, Inc.
filed 2021-07-28
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 21, 2021:

Class	Number of Shares
Common Stock, $0.0001 par value	108,401,850

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating revenues:
Passenger	$846,507	$130,817	$1,296,842	$884,367
Other	12,802	7,712	23,746	25,243
Total operating revenues	859,309	138,529	1,320,588	909,610

Operating expenses:
Salaries, wages and benefits	257,236	213,579	502,928	454,059
Aircraft fuel	214,825	19,910	357,755	233,118
Depreciation and amortization	73,703	69,113	148,015	135,104
Landing fees and other rents	81,497	40,348	153,605	107,469
Aircraft rent	64,641	49,256	119,423	94,402
Maintenance, materials and repairs	39,639	19,227	69,542	53,303
Distribution	35,263	11,352	58,905	45,095
Loss on disposal of assets	189	—	1,306	—
Special credits	(115,002)	(151,911)	(291,940)	(151,911)
Other operating	114,107	58,039	210,368	187,347
Total operating expenses	766,098	328,913	1,329,907	1,157,986

Operating income (loss)	93,211	(190,384)	(9,319)	(248,376)

Other (income) expense:
Interest expense	39,662	27,792	84,468	51,670
Loss on extinguishment of debt	331,630	—	331,630	—
Capitalized interest	(4,631)	(3,757)	(9,363)	(7,421)
Interest income	(373)	(1,949)	(4,744)	(5,542)
Other (income) expense	233	66	181	47
Total other (income) expense	366,521	22,152	402,172	38,754

Income (loss) before income taxes	(273,310)	(212,536)	(411,491)	(287,130)
Provision (benefit) for income taxes	14,553	(68,108)	(11,307)	(114,874)

Net loss	$(287,863)	$(144,428)	$(400,184)	$(172,256)
Basic loss per share	$(2.73)	$(1.81)	$(3.94)	$(2.33)
Diluted loss per share	$(2.73)	$(1.81)	$(3.94)	$(2.33)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(287,863)	$(144,428)	$(400,184)	$(172,256)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(5), $5, $(3) and $59	(19)	18	(12)	203
Interest rate derivative loss reclassified into earnings, net of taxes of $13, $15, $27 and $39	44	48	89	89
Other comprehensive income (loss)	$25	$66	$77	$292
Comprehensive loss	$(287,838)	$(144,362)	$(400,107)	$(171,964)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,863,710	$1,789,723
Restricted cash	62,200	71,401
Short-term investment securities	106,375	106,339
Accounts receivable, net	141,254	42,940
Aircraft maintenance deposits, net	45,111	73,134
Income tax receivable	37,714	147,460
Prepaid expenses and other current assets	132,038	124,983
Total current assets	2,388,402	2,355,980

Property and equipment:
Flight equipment	4,257,349	4,177,631
Ground property and equipment	356,344	334,167
Less accumulated depreciation	(781,431)	(680,230)
	3,832,262	3,831,568
Operating lease right-of-use assets	1,598,137	1,417,823
Pre-delivery deposits on flight equipment	443,445	356,262
Long-term aircraft maintenance deposits	50,654	53,158
Deferred heavy maintenance, net	323,105	347,907
Other long-term assets	35,478	36,127
Total assets	$8,671,483	$8,398,825

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$55,072	$28,454
Air traffic liability	608,136	401,966
Current maturities of long-term debt and finance leases	210,945	384,197
Current maturities of operating leases	144,571	133,791
Deferred salaries, wages and benefits	86,360	—
Other current liabilities	496,095	393,614
Total current liabilities	1,601,179	1,342,022

Long-term debt and finance leases, less current maturities	3,014,958	3,066,635
Operating leases, less current maturities	1,422,139	1,248,519
Deferred income taxes	412,621	439,894
Deferred gains and other long-term liabilities	39,779	52,060
Shareholders’ equity:
Common stock	11	10
Additional paid-in-capital	1,126,031	799,549
Treasury stock, at cost	(75,448)	(74,124)
Retained earnings	1,130,754	1,524,878
Accumulated other comprehensive loss	(541)	(618)
Total shareholders’ equity	2,180,807	2,249,695
Total liabilities and shareholders’ equity	$8,671,483	$8,398,825
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(400,184)	$(172,256)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	116	128
Share-based compensation	6,740	6,442
Allowance for doubtful accounts (recoveries)	170	(226)
Amortization of deferred gains, losses and debt issuance costs	6,412	4,633
Depreciation and amortization	148,015	135,104
Accretion of 8.00% senior secured notes and convertible debt	753	2,029
Deferred income tax expense (benefit)	(12,353)	31,518
Loss on disposal of assets	1,306	—
Loss on extinguishment of debt	331,630	—
Changes in operating assets and liabilities:
Accounts receivable, net	(98,484)	17,360
Aircraft maintenance deposits, net	5,616	11,254
Long-term deposits and other assets	(5,770)	(16,717)
Prepaid income taxes	(52)	—
Deferred heavy maintenance, net	(21,657)	(57,306)
Income tax receivable	109,746	(125,948)
Accounts payable	24,024	(6,477)
Air traffic liability	206,170	136,615
Deferred salaries, wages and benefits, net	86,360	114,052
Other liabilities	95,193	(127,204)
Other	365	40
Net cash provided (used) by operating activities	484,116	(46,959)

Investing activities:
Purchase of available-for-sale investment securities	(55,936)	(54,992)
Proceeds from the maturity and sale of available-for-sale investment securities	55,500	54,195
Pre-delivery deposits on flight equipment, net of refunds	(81,208)	(153,353)
Capitalized interest	(9,055)	(6,289)
Assets under construction for others	(1,170)	(2,282)
Purchase of property and equipment	(87,154)	(294,633)
Net cash used in investing activities	(179,023)	(457,354)
Financing activities:
Proceeds from issuance of long-term debt	562,996	674,146
Proceeds from issuance of common stock and warrants	375,662	203,723
Proceeds from stock options exercised	—	39
Payments on debt obligations	(857,552)	(149,429)
Payments for the early extinguishment of debt	(317,905)	—
Payments on finance lease obligations	(397)	(25,020)
Reimbursement for assets under construction for others	959	2,322
Repurchase of common stock	(1,324)	(1,554)
Long-term debt and equity issuance costs	(2,746)	(21,411)
Net cash provided (used) by financing activities	(240,307)	682,816
Net increase (decrease) in cash, cash equivalents, and restricted cash	64,786	178,503
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,861,124	978,957
Cash, cash equivalents, and restricted cash at end of period (1)	$1,925,910	$1,157,460
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$79,689	$37,636
Income taxes paid (received), net	$(108,648)	$(19,631)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$132,323	$103,127
Financing cash flows for finance leases	$48	$139
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$538	$565
Capital expenditures funded by operating lease borrowings	$268,169	$120,961
(1) The sum of cash and cash equivalents and restricted cash on our condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in our statement of cash flows.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Six Months Ended June 30, 2020
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$7	$379,380	$(72,455)	$1,955,187	$(787)	$2,261,332
Effect of ASU No. 2016-13 implementation	—	—	—	(1,609)	—	(1,609)
Share-based compensation	—	3,790	—	—	—	3,790
Repurchase of common stock	—	—	(1,536)	—	—	(1,536)
Proceeds from options exercised	—	16	—	—	—	16
Changes in comprehensive income	—	—	—	—	226	226
Net loss	—	—	—	(27,828)	—	(27,828)
Balance at March 31, 2020	$7	$383,186	$(73,991)	$1,925,750	$(561)	$2,234,391
Issuance of common stock and warrants, net	20	194,866	—	—	—	194,886
Equity component value of convertible debt issuance, net	—	55,590	—	—	—	55,590
Share-based compensation	—	2,652	—	—	—	2,652
Repurchase of common stock	—	—	(18)	—	—	(18)
Proceeds from options exercised	—	23	—	—	—	23
Changes in comprehensive income	—	—	—	—	66	66
Net loss	—	—	—	(144,428)	—	(144,428)
Balance at June 30, 2020	$27	$636,317	$(74,009)	$1,781,322	$(495)	$2,343,162

	Six Months Ended June 30, 2021
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$10	$799,549	$(74,124)	$1,524,878	$(618)	$2,249,695
Effect of ASU No. 2020-06 implementation (refer to Note 3)	—	(55,590)	—	6,060	—	(49,530)
Share-based compensation	—	4,254	—	—	—	4,254
Repurchase of common stock	—	—	(1,307)	—	—	(1,307)
Changes in comprehensive income	—	—	—	—	52	52
Issuance of warrants	—	2,146	—	—	—	2,146
Net loss	—	—	—	(112,321)	—	(112,321)
Balance at March 31, 2021	$10	$750,359	$(75,431)	$1,418,617	$(566)	$2,092,989
Issuance of common stock and warrants, net	1	373,186	—	—	—	373,187
Share-based compensation	—	2,486	—	—	—	2,486
Repurchase of common stock	—	—	(17)	—	—	(17)
Changes in comprehensive income	—	—	—	—	25	25
Net loss	—	—	—	(287,863)	—	(287,863)
Balance at June 30, 2021	$11	$1,126,031	$(75,448)	$1,130,754	$(541)	$2,180,807
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
The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends. In addition, the Company experienced significant impacts from the global coronavirus ("COVID-19") pandemic during the year ended December 31, 2020 and has continued to experience an impact through the six months ended June 30, 2021.
2. Impact of COVID-19

Since its initial onset in early 2020, the impact of the COVID-19 pandemic has evolved and continues to be fluid. As a result, the Company's financial and operational outlook remains subject to change. The Company continues to monitor the impacts of the pandemic on its operations and financial condition, and to adjust its mitigation and operational strategies.

Capacity Reductions

At the onset of the COVID-19 pandemic in March 2020, in response to government restrictions on travel and drastically reduced consumer demand, the Company began to significantly reduce capacity each month with the largest capacity reduction in May 2020 at approximately 94%, year over year, and smaller capacity reductions of 20.8% and 20.1% in the holiday months of November and December, respectively. Through early 2021, the Company continued to operate at reduced capacity levels although to a lesser extent than noted at the height of the pandemic during mid 2020. Through 2021, the Company has continually added back capacity such that by the end of the second quarter of 2021, it was nearly back to the capacity levels it was operating at prior to the pandemic.

The COVID-19 pandemic and its effects continue to evolve, with developments including fluctuations in the rate of infections during 2021, infections from the more recently identified Delta variant, the emergency use authorization issued by the U.S. Food and Drug Administration for COVID-19 vaccines, the requirement, effective January 26, 2021, that all U.S. inbound international travelers provide a negative COVID-19 test prior to flying and increases in the availability of COVID-19 vaccines resulting in expanded eligibility to more groups of people to receive the vaccine. While the Company currently estimates that air travel demand will continue to be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue to develop, it expects that air travel demand will continue to gradually recover in 2021. However, the situation continues to be fluid and actual capacity adjustments may be different than what the Company currently expects. Refer to Note 4, Revenue, for discussion of the impact of COVID-19 on the Company's air traffic liability, credit shells and refunds.

COVID-19 Legislation

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act was a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee salaries, wages and benefits and up to $25 billion in secured loans.

On April 20, 2020, the Company entered into a Payroll Support Program ("PSP") Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which the Company received a total of $344.4 million, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, the Company issued to Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of the Company’s common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020) with a fair value of $3.9 million. The Company registered the resale of the warrants pursuant to the warrant agreement with Treasury in September and October 2020. The remaining amount of $267.2 million, net of related costs, is in the form of a grant and was recognized in special credits in the Company's condensed consolidated statement of operations in 2020.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law which extended the PSP portion of the CARES Act through March 31, 2021 ("PSP2") and provided an additional $15 billion to fund the PSP2 for employees of passenger air carriers. The Company entered into the PSP2 payroll support program agreement with the Treasury on January 15, 2021. During the six months ended June 30, 2021, the Company received a total of $212.1 million through the PSP2, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through March 31, 2021. Of that amount, $33.6 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP2, the Company issued to Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares of the Company’s common stock at a strike price of $24.42 per share (the closing price for the shares of the Company's common stock on December 24, 2020) with a fair value of $2.8 million. The Company registered the resale of the warrants pursuant to the warrant agreement with Treasury in May 2021. The remaining amount of $175.6 million, net of related costs, is in the form of a grant and was recognized in special credits in the Company's condensed consolidated statement of operations.

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
The CARES Act also provided an employee retention credit (“CARES Employee Retention credit”) which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through December 31, 2020. The Company qualified for the credit beginning on April 1, 2020 and received additional credits for qualified wages through December 31, 2020.

The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company expects it will qualify for the employee retention credit only for the first and second quarters of 2021. During the three and six months ended June 30, 2021, the Company recorded $16.3 million and $37.5 million, respectively, related to the CARES Employee Retention credit within special credits on the Company’s condensed consolidated statement of operations. Refer to Note 5, Special Credits, for additional information.

ARP also authorized Treasury to provide additional assistance to passenger air carriers that received financial assistance under PSP2 ("PSP3"). Under the ARP, Treasury provided up to $14 billion to fund the PSP3 for employees of passenger air carriers. The Company entered into the PSP3 payroll support program agreement with the Treasury on April 29, 2021. During the three months ended June 30, 2021, the Company received a total of $197.9 million through the PSP3, to be used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2021. Of that amount, $29.4 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP3, the Company issued to Treasury warrants pursuant to a warrant agreement to purchase up to 80,539 shares of the Company’s common stock at a strike price of $36.45 (the closing price for the shares of the Company's common stock on March 10, 2021) per share with a fair value of $1.5 million. The Company registered the resale of the warrants pursuant to the warrant agreement with Treasury in June 2021. The remaining amount of $167.0 million, net of related costs, is in the form of a grant of which $80.6 million was recognized in special credits in the Company's condensed consolidated statement of operations and $86.4 million remains within deferred salaries, wages and benefits in the Company's consolidated condensed balance sheet as of June 30, 2021. Total warrants issued in connection with the PSP, PSP2 and PSP3 represent less than 1% of the outstanding shares of the Company's common stock as of June 30, 2021.

In connection with the Company's participation in the PSP3, the Company is subject to certain restrictions and limitations, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2022;

•Limits on executive compensation through April 1, 2023;

•Restrictions from conducting involuntary furloughs or reducing pay rates and benefits until September 30, 2021, or the date on which all PSP funding has been expended; and

•Reporting requirements.

Finally, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of June 30, 2021, the Company had deferred $23.2 million in social security tax payments. The deferred amounts are recorded within other current liabilities and within deferred gains and other long-term liabilities on the Company’s condensed consolidated balance sheet.

Income Taxes
The Company's effective tax rate for the six months ended June 30, 2021 was 2.7% compared to 40.0% for the six months ended June 30, 2020. The decrease in tax rate, as compared to the prior year period, is primarily due to a $54.9 million discrete federal tax benefit recorded during the six months ended June 30, 2020 related to the passage of the CARES Act. The 2020 discrete federal tax benefit reflects the impact of the CARES Act which allowed for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. In addition, the Company had an unfavorable permanent tax adjustment recorded during the six months ended June 30, 2021, related to the repurchase of a portion of the Company's 4.75% convertible notes due 2025. Excluding the impact from the unfavorable permanent tax adjustment, the Company's effective tax rate for the six months ended June 30, 2021 would have been 20.9%. While the Company expects its tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the COVID-19 pandemic in the U.S. in the first quarter of 2020, the Company has taken several actions to increase liquidity and strengthen its financial position. During the twelve months ended December 31, 2020, these actions included the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in the Company's 4.75% convertible notes due 2025, the public offering of 20,125,000 shares of the Company's voting common stock for which it received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of the Company's voting common stock through its ATM Program for which it received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020. During the first quarter of 2021, the Company entered into an amendment to this revolving credit facility which extended the maturity to March 30, 2024 and increased the commitment amount to $240.0 million. During the second quarter of 2021, the revolving credit facility was paid down in full and $240.0 million remained undrawn and available as of June 30, 2021. During the six months ended June 30, 2021, the Company further improved its liquidity and financial position through the public offering of $500.0 million in 1.00% convertible notes due 2026, the issuance of 10,594,073 shares of the Company's voting common stock for which it received net proceeds of $370.8 million, the extinguishment of $146.8 million in principal amount of the Company's 4.75% convertible notes due 2025 and the extinguishment of $340.0 million in principal amount of the Company's 8.00% senior secured notes. Refer to Note 12, Debt and Other Obligations and Note 13, Equity for additional information. As a result of these actions, as of June 30, 2021, the Company had $2,210.1 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under its revolving credit facility due in 2024.

For purposes of assessing its liquidity needs, the Company estimates that demand will continue to recover in 2021. The Company believes the actions taken since the onset of the COVID-19 pandemic address its future liquidity needs, but it may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

Workforce Actions

In 2020, in response to the COVID-19 pandemic, the Company worked with unionized employees and the related unions to create voluntary leave programs for pilots, flight attendants and other unionized employee groups. The Company also created voluntary leave programs for certain non-unionized employee groups. Due to the high level of support and acceptance of the voluntary programs offered, the total number of Team Members involuntarily terminated in 2020 was reduced by more than 95%. As required by the PSP2, during the first quarter of 2021, the Company offered to rehire all eligible Team Members who were involuntarily terminated during 2020. For the three and six months ended June 30, 2021, the Company recorded $0.6 million and $1.4 million in special charges within special credits on the Company’s condensed consolidated statement of operations related to the rehiring of Team Members under its involuntary employee separation program. In addition, in response to increased air travel demand, during the first quarter of 2021, the Company requested the voluntary return to work of certain Team Members on leave under the Company's voluntary leave programs. As of June 30, 2021, substantially all Team Members previously on voluntary leave had returned to work. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on the Company’s condensed consolidated statement of operations. As the Company continues to monitor the impacts of the pandemic on its operations and financial condition, it will consider and evaluate the need for any additional workforce actions in future periods.
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

The Company elected to early adopt this standard effective January 1, 2021 using the modified retrospective approach transition method. Therefore, the condensed consolidated financial statements for the three and six months ended June 30, 2021 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy.

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

4. Revenue
    Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Operating revenues:
Fare	$369,691	$63,769	$543,978	$385,216
Non-fare	476,816	67,048	752,864	499,151
Total passenger revenues	846,507	130,817	1,296,842	884,367
Other	12,802	7,712	23,746	25,243
Total operating revenues	$859,309	$138,529	$1,320,588	$909,610

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
DOT—Domestic	$770,800	$134,373	$1,177,964	$832,293
DOT—Latin America	88,509	4,156	142,624	77,317
Total	$859,309	$138,529	$1,320,588	$909,610
The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.
As a result of the COVID-19 pandemic, the Company experienced significantly increased customer requests for credit shells, or customer travel funds held by the Company that can be redeemed for future travel, and refunds beginning in the second half of March 2020 and continuing to varying degrees through the first and second quarters of 2021 primarily due to flight cancellations and a change in the Company's flight cancellation and refund policy. The total value of refunds issued during the three and six months ended June 30, 2021 was $43.5 million and $75.3 million, respectively. The total value of refunds issued during the three and six months ended June 30, 2020 was $77.4 million and $121.0 million, respectively.

The Company expects that the level of requests for credit shells and refunds in the upcoming months will continue to decrease with some fluctuation as the effects of COVID-19 continue to evolve. In addition, in response to COVID-19, during 2020 and early 2021, the Company increased the expiration period on some of its credit shells from 60 days to up to 12 months or longer and waived change and cancellation fees for Guests who booked travel through the first quarter of 2021. As of June 30, 2021 and December 31, 2020, the Company had ATL balances of $608.1 million and $402.0 million, respectively. Substantially all of the Company's ATL, including the balance of credit shells, is expected to be recognized within 12 months of the respective balance sheet date.

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

The Company's co-branded credit card agreement provides for joint marketing where cardholders earn points for making purchases using co-branded cards. During 2020, the Company extended its agreement with the administrator of the FREE SPIRIT affinity credit card program to extend through March 31, 2024. The Company accounts for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits and (iii) advertising and marketing efforts. The Company determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits, and (3) advertising and marketing efforts. Based on the terms of the new program, the Company updated its estimates of the allocation of future revenues to the performance obligations described above. The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on the consolidated balance sheet and recognizes loyalty travel awards in passenger revenue as the points are used for travel. Revenue allocated to advertising and the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as points are delivered.

5. Special Credits

During the three and six months ended June 30, 2021, the Company recorded $99.3 million and $255.8 million, respectively, net of related costs, within special credits on the Company’s condensed consolidated statements of operations related to the grant component of the PSP2 and PSP3 agreements with the Treasury.

In addition, during the three and six months ended June 30, 2021, the Company recorded $16.3 million and $37.5 million, respectively, related to the CARES Act Employee Retention credit within special credits on the Company’s condensed consolidated statements of operation. These special credits were partially offset by $0.6 million and $1.4 million in special charges recorded during the three and six months ended June 30, 2021, respectively. The $0.6 million and $1.4 million were related to salaries, wages and benefits paid to rehired employees, previously terminated with the Company's involuntary employee separation program, in compliance with the restrictions of PSP2.

During the three and six months ended June 30, 2020, the Company recorded $123.9 million within special credits on the Company’s condensed consolidated statements of operations related to the grant component of the PSP agreement with the Treasury.

In addition, during the three and six months ended June 30, 2020, the Company recorded $28.0 million related to the CARES Act Employee Retention credit within special credits on the Company’s condensed statements of operation. Refer to Note 2, Impact of COVID-19, for further information on the CARES Act and the Company 's workforce actions.
6. Loss per Share
The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands, except per-share amounts)
Numerator
Net loss	$(287,863)	$(144,428)	$(400,184)	$(172,256)
Denominator
Weighted-average shares outstanding, basic	105,258	79,601	101,537	74,061
Effect of dilutive stock awards	—	—	—	—
Adjusted weighted-average shares outstanding, diluted	105,258	79,601	101,537	74,061
Loss per share
Basic loss per common share	$(2.73)	$(1.81)	$(3.94)	$(2.33)
Diluted loss per common share	$(2.73)	$(1.81)	$(3.94)	$(2.33)

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

As of June 30, 2021 and December 31, 2020, the Company had $106.4 million and $106.3 million in short-term available-for-sale investment securities, respectively. During the six months ended June 30, 2021, these investments earned interest income at a weighted-average fixed rate of approximately 0.1%. For the three and six months ended June 30, 2021, an unrealized loss of $13 thousand and $6 thousand, respectively, net of deferred taxes of $4 thousand and $2 thousand, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and six months ended June 30, 2020, an unrealized loss and an unrealized gain of $199 thousand and $123 thousand, respectively, net of deferred taxes of $59 thousand and $36 thousand, respectively, was recorded within AOCI related to these investment securities. For the three and six months ended June 30, 2021, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. For the three and six months ended June 30, 2020, the Company had substantially no realized gains or losses related to these securities. As of June 30, 2021 and December 31, 2020, $25 thousand and $31 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8. Accrued Liabilities
Other current liabilities as of June 30, 2021 and December 31, 2020 consist of the following:

	June 30, 2021	December 31, 2020
	(in thousands)
Salaries, wages and benefits	$118,439	$112,838
Federal excise and other passenger taxes and fees payable	107,144	36,884
Airport obligations	83,928	68,677
Aircraft maintenance	55,016	27,466
Aircraft and facility lease obligations	41,216	67,374
Fuel	25,985	11,704
Interest payable	24,899	37,202
Other	39,468	31,469
Other current liabilities	$496,095	$393,614

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
As of June 30, 2021, the Company had a fleet consisting of 164 A320 family aircraft. As of June 30, 2021, the Company had 59 aircraft financed under operating leases with lease term expirations between 2023 and 2039. In addition, the Company owned 105 aircraft of which 33 were purchased off lease and were unencumbered as of June 30, 2021. As of June 30, 2021, the Company also had 8 spare engines financed under operating leases with lease term expiration dates ranging from 2023 to 2033 and owned 16 spare engines, all of which, as of June 30, 2021, were pledged as collateral under the Company's revolving credit facility maturing in 2024.
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
Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of June 30, 2021, the Company was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
During the six months ended June 30, 2021, the Company took delivery of five aircraft under direct operating leases and two aircraft under sale-leaseback transactions. In addition, the Company purchased four previously leased aircraft.
As of June 30, 2021, the Company's finance lease obligations primarily relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of June 30, 2021. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Finance Lease Obligations
	(in thousands)
remainder of 2021 (1)	$433	$118,970	$2,479	$121,882
2022	842	227,481	4,711	233,034
2023	465	219,274	4,008	223,747
2024	214	197,212	2,819	200,245
2025	117	175,588	1,060	176,765
2026 and thereafter	39	1,248,820	143,093	1,391,952
Total minimum lease payments	$2,110	$2,187,345	$158,170	$2,347,625
Less amount representing interest	134	639,640	133,937	773,711
Present value of minimum lease payments	$1,976	$1,547,705	$24,233	$1,573,914
Less current portion	776	141,057	3,514	145,347
Long-term portion	$1,200	$1,406,648	$20,719	$1,428,567
(1) Includes $5.2 million of aircraft and spare engine rent payment deferrals due to COVID-19 which are recorded in other current liabilities within the Company's condensed consolidated balance sheets.
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $2.2 million for the remainder of 2021 and none for 2022 and beyond. During 2020, the Company entered into agreements to defer payments in 2020 and early 2021 related to facility rents and other airport service contracts at certain locations. Also during 2020, the Company entered into agreements to defer payments in 2020 and early 2021 related to certain aircraft and engine leases. The Company elected to apply the practical expedient issued by the Financial Accounting Standards Board in April 2020 which allows companies to treat a lease concession related to COVID-19 as though enforceable rights and obligations for the concessions existed regardless of whether those enforceable rights and obligations explicitly exist in the lease agreement. Amounts deferred as of June 30, 2021 are recorded in accrued rent within other current liabilities on the Company's condensed consolidated balance sheet.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Finance lease cost
Amortization of leased assets	$176	$135	$345	$270
Interest of lease liabilities	24	26	48	139
Operating lease cost
Operating lease cost (1)	52,632	51,006	104,774	98,223
Short-term lease cost (1)	7,076	6,884	14,091	13,598
Variable lease cost (1)	50,511	25,568	88,661	55,383
Total lease cost	$110,419	$83,619	$207,919	$167,613
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.

The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	June 30, 2021	June 30, 2020
Weighted-average remaining lease term
Operating leases	13.7 years	13.1 years
Finance leases	2.9 years	3.1 years
Weighted-average discount rate
Operating leases	5.92%	6.07%
Finance leases	4.91%	5.56%

10. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2021, the Company's total firm aircraft orders consisted of 124 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 124 aircraft, the Company has 4 aircraft scheduled for delivery in the remainder of 2021 and 17 aircraft scheduled for delivery in 2022. In addition, as of June 30, 2021, the Company has financing agreements in place for 5 direct leases for A320neos with third-party lessors with deliveries scheduled in the remainder of 2021.

The Company also has one spare engine order for a V2500 SelectTwo engine with International Aero Engines ("IAE") and two spare engine orders for PurePower PW1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023. As of June 30, 2021, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $249.2 million for the remainder of 2021, $884.7 million in 2022, $908.7 million in 2023, $980.0 million in 2024, $1,066.6 million in 2025, and $2,248.4 million in 2026 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute.
As of June 30, 2021, the Company had secured financing for two aircraft, scheduled for delivery from Airbus in 2021, which will be financed through sale leaseback transactions. As of June 30, 2021, the Company did not have financing commitments in place for the remaining 122 Airbus aircraft on firm order through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
As of June 30, 2021, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $8.7 million for the remainder of 2021, $25.8 million in 2022, $25.8 million in 2023, $25.8 million in 2024, $25.8 million in 2025, and $198.0 million in 2026 and beyond.
Interest commitments related to the secured debt financing of 72 delivered aircraft as of June 30, 2021 are $49.2 million for the remainder of 2021, $71.7 million in 2022, $61.0 million in 2023, $49.8 million in 2024, $42.4 million in 2025, and $96.1 million in 2026 and beyond. As of June 30, 2021, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facilities are $24.6 million for the remainder of 2021, $48.5 million in 2022, $48.5 million in 2023, $48.5 million in 2024, $45.5 million in 2025, and $19.9 million in 2026 and beyond. For principal commitments related to the Company's debt financing, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of June 30, 2021: $19.0 million for the remainder of 2021, $22.8 million in 2022, $19.5 million in 2023, $16.4 million in 2024, $17.0 million in 2025, and $35.6 million in 2026 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of June 30, 2021 and December 31, 2020, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ ClubTM memberships as of June 30, 2021 and December 31, 2020, was $728.7 million and $423.7 million, respectively.
Employees
The Company has 5 union-represented employee groups that together represented approximately 81% of all employees as of June 30, 2021. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of June 30, 2021.

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

In February 2020, the IAMAW notified the Company, as required by the Railway Labor Act, that it intended to submit proposed changes to the collective bargaining agreement covering the Company's ramp service agents which became amendable in June 2020. The parties have been actively engaged in negotiations for an amended agreement since April 2021.

The Company's passenger service agents are represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of June 30, 2021, the Company continued to negotiate with the TWU.

In February 2021, the Company entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified the Company, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering the Company’s flight attendants. No dates for negotiations have been set as of yet.

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
    The carrying amounts and estimated fair values of the Company's long-term debt at June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021		December 31, 2020		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$510.0	$533.7	$850.0	$886.0	Level 3
Fixed-rate term loans	1,238.8	1,279.6	1,301.9	1,362.9	Level 3
Unsecured term loans	136.3	145.9	73.3	83.1	Level 3
2015-1 EETC Class A	311.6	325.6	322.6	323.4	Level 2
2015-1 EETC Class B	60.0	61.1	64.0	62.5	Level 2
2015-1 EETC Class C	80.9	80.5	86.6	77.8	Level 2
2017-1 EETC Class AA	207.3	211.7	214.4	207.4	Level 2
2017-1 EETC Class A	69.1	69.4	71.5	68.8	Level 2
2017-1 EETC Class B	58.2	58.2	60.6	56.2	Level 2
2017-1 EETC Class C	85.5	84.8	85.5	76.3	Level 2
4.75% convertible notes due 2025	28.2	73.4	175.0	380.3	Level 2
1.00% convertible notes due 2026	500.0	483.1	—	—	Level 2
Revolving credit facilities	—	—	275.1	275.1	Level 3
Total long-term debt	$3,285.9	$3,407.0	$3,580.5	$3,859.9

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2021 and December 31, 2020 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of June 30, 2021, the Company had a $35.0 million standby letter of credit secured by restricted cash, of which $26.5 million had been drawn upon for issued letters of credit. In addition, the Company had $27.2 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.
Short-term Investment Securities

Short-term investment securities at June 30, 2021 and December 31, 2020 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

Assets Held for Sale

The Company's assets held for sale consist of rotable aircraft parts. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to prepaid expenses and other current assets on the Company's condensed consolidated balance sheets and discontinues depreciation. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for the Company's held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources. As of June 30, 2021 and December 31, 2020, the Company had $2.3 million in assets held for sale recorded within prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. The balance of the Company's held-for-sale assets remained the same during the six months ended June 30, 2021, as the Company had no purchases, sales nor realized and unrealized losses or gains related to these assets during this period.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,863.7	$1,863.7	$—	$—
Restricted cash	62.2	62.2	—	—
Short-term investment securities	106.4	106.4	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$2,034.6	$2,032.3	$—	$2.3

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,789.7	$1,789.7	$—	$—
Restricted cash	71.4	71.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,969.7	$1,967.4	$—	$2.3

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2021 and the year ended December 31, 2020.

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

12. Debt and Other Obligations

As of June 30, 2021, the Company had outstanding public and non-public debt instruments. During the six months ended June 30, 2021, the Company incurred debt through unsecured term loans and the 1.00% convertible senior notes due 2026 described below.

Unsecured term loans

In connection with the Company's participation in the PSP2, the Company received a total of $212.1 million during the six months ended June 30, 2021, used exclusively to pay for salaries, wages and benefits for the Company's Team Members through March 31, 2021. Of that amount, $33.6 million is in the form of a low-interest 10-year unsecured term loan. Interest on this loan is payable semi-annually at a rate of 1.0% in years 1 through 5 and a rate of the Secured Overnight Financing Rate plus 2.0% in years 6 through 10. The note is prepayable at any time, without penalty, at the Company’s option and has principal due at maturity in 2031.

In connection with the Company's participation in the PSP3, the Company received a total of $197.9 million during the six months ended June 30, 2021, to be used exclusively to pay for salaries, wages and benefits for the Company's Team Members through September 30, 2021. Of that amount, $29.4 million is in the form of a low-interest 10-year unsecured term loan. Interest on this loan is payable semi-annually at a rate of 1.0% in years 1 through 5 and a rate of the Secured Overnight Financing Rate plus 2.0% in years 6 through 10. The note is prepayable at any time, without penalty, at the Company’s option and has principal due at maturity in 2031.

The Company has concluded that no terms exist within the contract that would require a short-term classification of the debt instrument within the Company’s condensed consolidated balance sheet at the inception of the loan. Therefore, the debt has been recorded at face value and classified within long-term debt and finance leases in the Company’s condensed consolidated balance sheets.

Revolving credit facility due in 2024

On March 30, 2020, the Company entered into a revolving credit facility for $110.0 million, with an option to increase the overall commitment amount up to $350 million with the consent of any participating lenders and subject to borrowing base availability. In the second quarter of 2020, the commitment was increased to $180.0 million and during the first quarter of 2021, the commitment was further increased to $240.0 million. As of December 31, 2020, the Company had drawn $180.0 million on the revolving credit facility. During the second quarter of 2021, the Company paid down the revolving credit facility in full leaving $240.0 million undrawn and available as of June 30, 2021. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets. During the first quarter of 2021, the maturity date of the facility was extended for two additional years. The final maturity of the facility is March 30, 2024.

Revolving credit facility due in 2021

During the fourth quarter of 2018, the Company entered into a revolving credit facility for up to $160.0 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus, related to Airbus A320neo aircraft scheduled to be delivered at the time. The maximum borrowing capacity of the facility decreased with the deliveries of the related aircraft. As of December 31, 2020, the Company had drawn the then maximum borrowing capacity of $95.1 million, included in current maturities of long-term debt and finance leases on the Company's condensed consolidated balance sheets. The revolving credit facility matured on March 30, 2021 and as such, there is no outstanding amount as of June 30, 2021.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025"). After taking into account the extinguishment of debt discussed below, as of June 30, 2021, the if-converted value exceeds the principal amount of the convertible notes by $49.4 million and $46.1 million, using the average stock price for the three and six ended June 30, 2021, respectively. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $28.2 million recorded within current maturities of long-term debt and finance leases on its condensed consolidated balance sheets as of June 30, 2021 related to its convertible senior notes due 2025.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2021, the notes may be converted by noteholders through September 30, 2021. No notes were converted during the six months ended June 30, 2021, with the exception of the loss on extinguishment of debt discussed below.

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

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026"). The convertible notes due 2026 will bear interest at the rate of 1.00% per year and will mature on May 15, 2026. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. The Company recorded $487.2 million in long-term debt, net of debt issuance costs of $12.8 million, on its condensed consolidated balance sheets as of June 30, 2021 related to its 1.00% convertible notes due 2026.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. However, upon conversion of any notes, the conversion value, which will be determined over an observation period consisting of 40 trading days, will be paid in cash up to at least the principal amount of the notes being converted. The initial conversion rate is 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

The notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after May 15, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of our common stock exceeds 130% of the conversion price for a specified period of time. However, the Company may not redeem less than all of the outstanding notes unless at least $150.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice.

Extinguishment of Debt

During the second quarter of 2021, the Company used a portion of the net proceeds generated from the issuance of its 1.00% convertible notes due 2026 to repurchase $146.8 million aggregate principal amount of its 4.75% convertible notes due 2025 for $440.7 million, which included a premium of $290.7 million and accrued and unpaid interest of $3.2 million. In connection with this debt extinguishment, the Company recorded $295.2 million within loss on extinguishment of debt on its condensed consolidated statement of operations for the three and six months ended June 30, 2021. This amount includes the $290.7 million in premiums paid to early extinguish the debt and $4.5 million for the write off of related deferred financing costs.

In addition, during the second quarter of 2021, the Company used net proceeds from a registered direct placement of its common stock to holders of its 4.75% convertible notes due 2025 to redeem $340.0 million principal amount of its 8.00% senior secured notes for $368.7 million, which included a premium of $27.2 million and accrued and unpaid interest of $1.5 million. In connection with this debt extinguishment, the Company recorded $36.4 million within loss on extinguishment of debt on its condensed consolidated statement of operation for the three and six months ended June 30, 2021. This amount includes the $27.2 million in premiums paid to early extinguish the debt, $6.1 million for the write-off of related deferred financing costs and $3.1 million for the write-off of the related original issuance discount. Refer to Note 13, Equity for additional information on the common stock offering completed in the second quarter of 2021.

Long-term debt is comprised of the following:

	As of		As of
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$510.0	$850.0	8.00%	8.00%
Fixed-rate loans due through 2032	1,238.8	1,301.9	3.36%	3.36%
Unsecured term loans due in 2031	136.3	73.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	311.6	322.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	60.0	64.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	80.9	86.6	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	207.3	214.4	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	69.1	71.5	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	58.2	60.6	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible notes due 2025	28.2	175.0	4.75%	4.75%
Convertible notes due 2026	500.0	—	1.00%	N/A
Revolving credit facility due in 2021	—	95.1	N/A	1.55%
Revolving credit facility due in 2024	—	180.0	N/A	2.15%
Long-term debt	$3,285.9	$3,580.5
Less current maturities	210.2	383.5
Less unamortized discounts, net	61.9	131.4
Total	$3,013.8	$3,065.6

During the three and six months ended June 30, 2021, the Company made scheduled principal payments of $234.8 million and $370.7 million on its outstanding debt obligations, respectively. During the three and six months ended June 30, 2020, the Company made scheduled principal payments of $106.9 million and $149.4 million on its outstanding debt obligations, respectively.
At June 30, 2021, long-term debt principal payments for the next five years and thereafter are as follows:

June 30, 2021
(in millions)
remainder of 2021	$99.2
2022	192.0
2023	335.5
2024	221.0
2025	725.3
2026 and beyond	1,712.9
Total debt principal payments	$3,285.9

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
8.00% senior secured notes (1)	13,541	$—	30,975	$—
Fixed-rate term loans	10,746	10,811	21,649	21,237
Unsecured term loans	282	57	481	57
Class A 2015-1 EETC	3,178	3,403	6,453	6,952
Class B 2015-1 EETC	664	752	1,369	1,548
Class C 2015-1 EETC	997	1,138	2,053	2,347
Class AA 2017-1 EETC	1,759	1,868	3,514	3,755
Class A 2017-1 EETC	634	673	1,267	1,354
Class B 2017-1 EETC	556	623	1,113	1,267
Class C 2017-1 EETC	1,092	1,092	2,171	2,184
Convertible notes (2)	1,749	3,138	3,827	3,138
Revolving credit facilities	562	1,456	1,733	2,614
Finance leases	24	27	48	140
Commitment and other fees	604	228	1,032	445
Amortization of deferred financing costs	3,274	2,526	6,783	4,632
Total	$39,662	$27,792	$84,468	$51,670
(1) Includes $0.3 million and $0.8 million of accretion and $13.2 million and $30.2 million of interest expense for the three and six months ended June 30, 2021, respectively.
(2) Includes $2.0 million of accretion and $1.1 million of interest expense for the three and six months ended June 30, 2020, respectively. In connection with the adoption of ASU 2020-06, effective January 1, 2021, the Company derecognized the interest expense related to the accretion of the debt discount recorded in prior periods. Refer to Note 3, Recent Accounting Developments, for further information on the adoption of ASU No. 2020-06.
13. Equity

Warrants

In connection with the Company's participation in the PSP2 agreement with the Treasury, during the six months ended June 30, 2021, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares of the Company's common stock at a strike price of $24.42 per share (the closing price for the shares of the Company's common stock on December 24, 2020). Additionally, in connection with the Company's participation in the PSP3 agreement with the Treasury, during the six months ended June 30, 2021, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 80,539 shares of the Company's common stock at a strike price of $36.45 (the closing price for the shares of the Company's common stock on March 10, 2021) per share. The warrant agreements set out the Company’s obligations to issue warrants in connection with disbursements under the PSP2 and PSP3 and to file a resale shelf registration statement for the warrants and the underlying shares of common stock; prospectus supplements for which were filed in May 2021 and June 2021, respectively. The Company has also granted the Treasury certain demand and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants include adjustments for below market issuances, payment of dividends and other customary anti-dilution provisions. The warrants are transferable and have no voting rights. The warrants expire in five years from the date of issuance and at the Company's option, may be settled on a "net cash" or "net shares" basis. Refer to Note 2, Impact of COVID-19, for further information on the PSP2 and PSP3 agreements with Treasury. The 137,753 warrants issued in connection with the PSP2 agreement and the 80,539 warrants issued in connection with the PSP3 agreement, together with the 520,797 warrants issued in connection with the PSP agreement, represent less than 1% of the outstanding shares of the Company's common stock as of June 30, 2021.

The Company concluded that the PSP, PSP2, and PSP3 warrant agreements are derivative contracts classified within equity, at fair value upon issuance, within the Company’s condensed consolidated balance sheet. Equity-classified contracts are initially measured at fair value and subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity. As of June 30, 2021, the Company had recorded $4.3 million, net of issuance cost, in APIC related to the fair value of warrants issued in connection with the Company's participation in the PSP2 and PSP3 programs.

Common Stock Offering

On April 30, 2021, the Company completed the registered direct placement of 10,594,073 shares of the Company's voting common stock at an offering price of $35.05 per share for which it received net proceeds of $370.8 million. The Company used substantially all of the net proceeds to redeem $340.0 million aggregate principal amount of its 8.00% senior secured notes at a redemption price equal to 108.0%, plus accrued and unpaid interest on the principal amount being redeemed. For additional information on this extinguishment of debt, refer to Note 12, Debt and Other Obligations.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and six month periods ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Percent Change
	2021	2020
Operating Statistics (unaudited) (A):
Average aircraft	159.9	151.9	5.3%
Aircraft at end of period	164	154	6.5%
Average daily aircraft utilization (hours)	9.9	2.0	395.0%
Average stage length (miles)	1,012	960	5.4%
Block hours	143,635	27,423	423.8%
Departures	53,984	10,754	402.0%
Passenger flight segments (PFSs) (thousands)	8,385	900	831.7%
Revenue passenger miles (RPMs) (thousands)	8,635,827	894,900	865.0%
Available seat miles (ASMs) (thousands)	10,226,746	1,809,874	465.1%
Load factor (%)	84.4%	49.4%	35 pts
Fare revenue per passenger flight segment ($)	44.09	70.82	(37.7)%
Non-ticket revenue per passenger flight segment ($)	58.39	83.03	(29.7)%
Total revenue per passenger flight segment ($)	102.48	153.85	(33.4)%
Average yield (cents)	9.95	15.48	(35.7)%
TRASM (cents)	8.40	7.65	9.8%
CASM (cents)	7.49	18.17	(58.8)%
Adjusted CASM (cents)	8.50	26.57	(68.0)%
Adjusted CASM ex-fuel (cents)	6.40	25.47	(74.9)%
Fuel gallons consumed (thousands)	110,202	18,997	480.1%
Average economic fuel cost per gallon ($)	1.95	1.05	85.7%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2021	2020
Operating Statistics (unaudited) (A):
Average aircraft	158.6	149.7	5.9%
Aircraft at end of period	164	154	6.5%
Average daily aircraft utilization (hours)	8.8	6.8	29.4%
Average stage length (miles)	1,024	1,011	1.3%
Block hours	251,490	185,270	35.7%
Departures	93,986	68,928	36.4%
Passenger flight segments (PFSs) (thousands)	13,858	8,554	62.0%
Revenue passenger miles (RPMs) (thousands)	14,383,382	8,843,863	62.6%
Available seat miles (ASMs) (thousands)	18,202,904	12,723,808	43.1%
Load factor (%)	79.0%	69.5%	9.5 pts
Fare revenue per passenger flight segment ($)	39.25	45.04	(12.9)%
Non-ticket revenue per passenger flight segment ($)	56.04	61.31	(8.6)%
Total revenue per passenger flight segment ($)	95.29	106.35	(10.4)%
Average yield (cents)	9.18	10.29	(10.8)%
TRASM (cents)	7.25	7.15	1.4%
CASM (cents)	7.31	9.10	(19.7)%
Adjusted CASM (cents)	8.80	10.29	(14.5)%
Adjusted CASM ex-fuel (cents)	6.84	8.46	(19.1)%
Fuel gallons consumed (thousands)	190,748	136,942	39.3%
Average economic fuel cost per gallon ($)	1.88	1.70	10.6%

    (A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary

As a result of the COVID-19 pandemic, we experienced sharp declines in passenger demand and bookings beginning in March 2020 that lasted throughout 2020, and to a lesser extent throughout the first and second quarters of 2021. Since its initial onset in early 2020, the impact of the COVID-19 pandemic has evolved and continues to be fluid. While air travel demand improved during the first and second quarters of 2021, as compared to the majority of 2020, during early 2021 we still experienced weakened passenger demand and bookings as compared to pre-pandemic levels.
Load factor for the second quarter of 2021 was 84.4% as compared to 49.4% for the same period in the prior year. We experienced an increase in capacity of 465.1%, period over period, as air travel demand significantly increased compared to the same period in the prior year when the effects of the COVID-19 pandemic took their biggest toll on air travel demand. As the COVID-19 pandemic continues to evolve, our financial and operational outlook remains subject to change. We continue to monitor the impact of the pandemic on our operations and financial condition, and to adjust our mitigation and operational strategies.

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

Capacity Reductions

At the onset of the COVID-19 pandemic in March 2020, in response to government restrictions on travel and drastically reduced consumer demand, we began to significantly reduce capacity each month with the largest capacity reduction in May 2020 at approximately 94%, year over year, and smaller capacity reductions of 20.8% and 20.1% in the holiday months of November and December, respectively. Through early 2021, we continued to operate at reduced capacity levels although to a lesser extent than noted at the height of the pandemic during mid 2020. Through 2021, we have continually added back capacity such that by the end of the second quarter of 2021, we were nearly back to the capacity levels we were operating at prior to the pandemic.

The COVID-19 pandemic and its effects continue to evolve, with developments including fluctuations in the rate of infections during 2021, infections from the more recently identified Delta variant, the emergency use authorization issued by the U.S. Food and Drug Administration for COVID-19 vaccines, the requirement, effective January 26, 2021, that all U.S. inbound international travelers provide a negative COVID-19 test prior to flying and increases in the availability of COVID-19 vaccines resulting in expanded eligibility to more groups of people to receive the vaccine. While we currently estimate that air travel demand will continue to be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue to develop, we expect that air travel demand will continue to gradually recover in 2021. However, the situation continues to be fluid and actual capacity adjustments may be different than what we currently expect. Refer to "Notes to Condensed Consolidated Financial Statements—Note 4, Revenue," for discussion of the impact of COVID-19 on our air traffic liability, credit shells and refunds.

COVID-19 Legislation

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The CARES Act was a relief package intended to assist many aspects of the American economy, including providing the airline industry with up to $25 billion in grants to be used for employee salaries, wages and benefits and up to $25 billion in secured loans.

On April 20, 2020, we entered into a Payroll Support Program ("PSP") Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which we received a total of $344.4 million, used exclusively to pay for salaries, wages and benefits for our Team Members through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, we issued to Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of our common stock at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020) with a fair value of $3.9 million. We registered the resale of the warrants pursuant to the warrant agreement with Treasury in September and October 2020. The remaining amount of $267.2 million, net of related costs, is in the form of a grant and was recognized in special credits in our condensed consolidated statement of operations in 2020.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law which extended the PSP portion of the CARES Act through March 31, 2021 ("PSP2") and provided an additional $15 billion to fund the PSP2 for employees of passenger air carriers. We entered into the PSP2 payroll support program agreement with the Treasury on January 15, 2021. During the six months ended June 30, 2021, we received a total of $212.1 million through the PSP2, used exclusively to pay for salaries, wages and benefits for our Team Members through March 31, 2021. Of that amount, $33.6 million is in the form of a low-interest 10-year loan. In addition, in connection with our participation in the PSP2, we issued to Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares of our common stock at a strike price of $24.42 per share (the closing price for the shares of our common stock on December 24, 2020) with a fair value of $2.8 million. We registered the resale of the warrant pursuant to the warrant agreement with Treasury in May 2021. The remaining amount of $175.6 million, net of related costs, is in the form of a grant and was recognized in special credits in our condensed consolidated statement of operations.

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
The CARES Act also provided an employee retention credit (“CARES Employee Retention credit”) which was a refundable tax credit against certain employment taxes of up to $5,000 per employee for eligible employers. The credit is equal to 50% of qualified wages paid to employees during a quarter, capped at $10,000 of qualified wages through December 31, 2020. We qualified for the credit beginning on April 1, 2020 and received additional credits for qualified wages through December 31, 2020.

The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. We expect to qualify for the employee retention credit only for the first and second quarters of 2021. During the three and six months ended June 30, 2021, we recorded $16.3 million and $37.5 million, respectively, related to the CARES Employee Retention credit within special credits on our condensed consolidated statements of operations. Refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits," for additional information.

ARP also authorized Treasury to provide additional assistance to passenger air carriers that received financial assistance under PSP2 ("PSP3"). Under the ARP, Treasury will provide up to $14 billion to fund the PSP3 for employees of passenger air carriers. We entered into the PSP3 payroll support program agreement with the Treasury on April 29, 2021. During the three months ended June 30, 2021, the Company received a total of $197.9 million through the PSP3, to be used exclusively to pay for salaries, wages and benefits for our Team Members through September 30, 2021. Of that amount, $29.4 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP3, we issued to Treasury warrants pursuant to a warrant agreement to purchase up to 80,539 shares of our common stock at a strike price of $36.45 (the closing price for the shares of our common stock on March 10, 2021) per share with a fair value of $1.5 million. We registered the resale of the warrants pursuant to the warrant agreement with Treasury in June 2021. The remaining amount of $167.0 million, net of related costs, is in the form of a grant of which $80.6 million was recognized in special credits in our condensed consolidated statement of operations and $86.4 million remains within deferred salaries, wages and benefits in our condensed consolidated balance sheet as of June 30, 2021. Total warrants issued in connection with the PSP, PSP2 and PSP3 represent less than 1% of the outstanding shares of our common stock as of June 30, 2021.

In connection with our participation in the PSP3, we are subject to certain restrictions and limitations, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2022;

•Limits on executive compensation through April 1, 2023;

•Restrictions from conducting involuntary furloughs or reducing pay rates and benefits until September 30, 2021, or the date on which all PSP funding has been expended; and

•Reporting requirements.

Finally, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of June 30, 2021, we had deferred $23.2 million in social security tax payments. The deferred amounts are recorded within other current liabilities and within deferred gains and other long-term liabilities on our condensed consolidated balance sheet.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the COVID-19 pandemic in the U.S. in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. During the twelve months ended December 31, 2020, these actions included the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of our voting common stock for which we received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of our voting common stock through our ATM Program for which we received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020. During the first quarter of 2021, we entered into an amendment to this revolving credit facility which extended the maturity to March 30, 2024 and increased the commitment amount to $240.0 million. During the second quarter of 2021, the revolving credit facility was paid down in full and $240.0 million remained undrawn and available as of June 30, 2021. During the six months ended June 30, 2021, we further improved our liquidity and financial position through the public offering of $500.0 million in 1.00% convertible notes due 2026, the issuance of 10,594,073 shares of our voting common stock for which we received net proceeds of $370.8 million, the extinguishment of $146.8 million in principal amount of our 4.75% convertible notes due 2025 and the extinguishment of $340.0 million in principal amount of our 8.00% senior secured notes. Refer to "Notes to Condensed Consolidated Financial Statements—Note 12, Debt and Other Obligations and Note 13, Equity ," for additional information. As a result of these actions, as of June 30, 2021, we had $2,210.1 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

For purposes of assessing our liquidity needs, we estimate that demand will continue to recover in 2021. We believe the actions taken since the onset of the COVID-19 pandemic address our future liquidity needs, but we may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives and prevailing government policy and financial market conditions.

Workforce Actions

In 2020, in response to the COVID-19 pandemic, we worked with unionized employees and the related unions to create voluntary leave programs for pilots, flight attendants and other unionized employee groups. We also created voluntary leave programs for certain non-unionized employee groups. Due to the high level of support and acceptance of the voluntary programs offered, the total number of Team Members involuntarily terminated in 2020 was reduced by more than 95%. As required by the PSP2, during the first quarter of 2021, we offered to rehire all eligible Team Members who were involuntarily terminated during 2020. For the three and six months ended June 30, 2021, we recorded $0.6 million and $1.4 million in special charges within special credits on our condensed consolidated statement of operations related to the rehiring of Team Members under our involuntary employee separation program. In addition, in response to increased air travel demand, during the first quarter of 2021, we requested the voluntary return to work of certain Team Members on leave under our voluntary leave programs. As of June 30, 2021, substantially all of our Team Members previously on voluntary leave had returned to work. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on our condensed consolidated statement of operations. As we continue to monitor the impacts of the pandemic on our operations and financial condition, we will consider and evaluate the need for any additional workforce actions in future periods.

Summary of Results

For the second quarter of 2021, we had an operating margin of 10.8%, an increase of 148.2 percentage points compared to the prior year period. We generated a pre-tax loss of $273.3 million and a net loss of $287.9 million on operating revenues of $859.3 million. For the second quarter of 2020, we generated a pre-tax loss of $212.5 million and a net loss of $144.4 million on operating revenues of $138.5 million.
Our Adjusted CASM ex-fuel for the second quarter of 2021 was 6.40 cents compared to 25.47 cents in the same period in prior year. The decrease on a per-ASM basis was primarily due to a decrease in salaries, wages and benefits expense, depreciation and amortization expense, aircraft rent expense and other operating expense on a per-ASM basis. This decrease was primarily driven by a significant increase in ASMs of 465.1%, period over period, as a result of increased air travel demand as compared to the prior year period.
As of June 30, 2021, we had 164 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 64 A320s, 30 A321s, and 39 A320neos. With the scheduled delivery of 9 aircraft during the remainder of 2021, we expect to end 2021 with 173 aircraft in our fleet.
Comparison of three months ended June 30, 2021 to three months ended June 30, 2020
Operating Revenues

Operating revenues increased $720.8 million, or 520.3%, to $859.3 million for the second quarter of 2021, as compared to the second quarter of 2020, primarily due to an increase in traffic of 865.0% and an increase in load factor of 35 pts, partially offset by a decrease in average yield of 35.7%. Traffic and load factor improved due to the increased air travel demand as compared to the prior year period. The fluctuation in air travel demand due to the COVID-19 pandemic continues to be uncertain although we expect it to continue to gradually improve throughout the remainder of 2021.

Total revenue per passenger flight segment decreased 33.4%, year over year. The decrease in total revenue per passenger flight segment was primarily driven by a 35.7% decrease in average yield, period over period. Fare revenue per passenger flight segment decreased 37.7% and non-ticket revenue per passenger flight segment decreased 29.7%. Breakage, brand-related and other revenues (typically not directly driven by the number of passenger flight segments) was 9.6% as a percent of total revenue for the three months ended June 30, 2021 with 8.4 million total passenger flight segments compared to 43.6% for the three months ended June 30, 2020 with 0.9 million total passenger flight segments. Breakage revenue is comprised of unredeemed flight credits that expired unused, no-show revenue and cancellation fees. Brand-related revenue is comprised of revenues associated with Spirit Saver$ ClubTM membership and the marketing component of our cobranded credit card revenue.
Operating Expenses
Operating expenses increased $437.2 million, or 132.9%, to $766.1 million for the second quarter of 2021 compared to $328.9 million for the second quarter of 2020, primarily due to an increase in operations as reflected by a 465.1% increase in capacity and a 865.0% increase in traffic. In addition, we had an 85.7% increase in average economic fuel cost per gallon which contributed to a $194.9 million increase in aircraft fuel expense, period over period.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended June 30, 2021 and 2020.

Aircraft fuel expense increased by $194.9 million, or 979.0%, from $19.9 million in the second quarter of 2020 to $214.8 million in the second quarter of 2021. This higher fuel expense, period over period, was due to a 480.1% increase in fuel gallons consumed and an 85.7% increase in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2021	2020
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	110,202	18,997	480.1%
Into-plane fuel cost per gallon	$1.95	$1.05	85.7%
Aircraft fuel expense (per consolidated statements of operations)	$214,825	$19,910	979.0%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 85.7% was primarily a result of an increase in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2021 and 2020, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended June 30,
	2021	2020			2021	2020
	(in thousands)				(in cents)
Salaries, wages, and benefits	$257,236	$213,579	$43,657	20.4%	2.52	11.80	(9.28)	(78.6)%
Aircraft fuel	214,825	19,910	194,915	979.0%	2.10	1.10	1.00	90.9%
Depreciation and amortization	73,703	69,113	4,590	6.6%	0.72	3.82	(3.10)	(81.2)%
Landing fees and other rents	81,497	40,348	41,149	102.0%	0.80	2.23	(1.43)	(64.1)%
Aircraft rent	64,641	49,256	15,385	31.2%	0.63	2.72	(2.09)	(76.8)%
Maintenance, materials and repairs	39,639	19,227	20,412	106.2%	0.39	1.06	(0.67)	(63.2)%
Distribution	35,263	11,352	23,911	210.6%	0.34	0.63	(0.29)	(46.0)%
Loss on disposal of assets	189	—	189	NM	—	—	—	NM
Special credits	(115,002)	(151,911)	36,909	NM	(1.12)	(8.39)	7.27	NM
Other operating	114,107	58,039	56,068	96.6%	1.12	3.21	(2.09)	(65.1)%
Total operating expenses	$766,098	$328,913	$437,185	132.9%	7.49	18.17	(10.68)	(58.8)%
Adjusted CASM (1)					8.50	26.57	(18.07)	(68.0)%
Adjusted CASM ex-fuel (2)					6.40	25.47	(19.07)	(74.9)%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2021		2020
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.49		18.17
Loss on disposal of assets	$0.2	—	$—	—
Special credits	(115.0)	(1.12)	(151.9)	(8.39)
Supplemental rent adjustments	12.2	0.12	—	—
Federal excise tax recovery	(2.2)	(0.02)	—	—
Accelerated depreciation	1.8	0.02	—	—
Adjusted CASM (cents)		8.50		26.57

(2)Excludes aircraft fuel expense, loss on disposal of assets, special credits, supplemental rent adjustments related to the accrual of lease return costs for two aircraft purchased off lease, amounts related to out-of-period interrupted trip expense credits recognized in connection with Federal Excise Tax recovery, and accelerated depreciation on current aircraft seats related to the retrofit of 36 aircraft with new Acro6 seats.
Our Adjusted CASM ex-fuel for the second quarter of 2021 was 6.40 cents as compared to 25.47 cents for the second quarter of 2020. The decrease in our adjusted CASM ex-fuel was primarily due to a decrease in salaries, wages and benefits expense, depreciation and amortization expense, aircraft rent expense and other operating expense on a per-ASM basis. Improved air travel demand, as compared to the prior year period, drove a significant increase of 465.1% in ASMs, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on fixed-related costs such as salaries, wages and benefits, depreciation and amortization and aircraft rent.
Salaries, wages and benefits for the second quarter of 2021 increased $43.7 million, or 20.4%, as compared to the second quarter of 2020. This increase was primarily driven by higher salaries, per diem pay, bonus and health insurance expense, period over period. The increase in salaries and per diem was mainly driven by a 4.3% increase in our pilot and flight attendant workforce, period over period, and an increase in crew overtime and per diem pay as a result of increased operations as compared to the prior year period. The increase in bonus was driven by bonus-based performance metrics being met during the second quarter of 2021 and the increase in health insurance was mainly driven by higher volume of claims as compared to the prior year period. Partially offsetting the decrease on a per-ASM basis were higher average pay rates to our pilots in connection with the collective bargaining agreement that became effective on March 1, 2018, which provides for annual increases on each anniversary of the effective date, as well as higher volume of health insurance claims, period over period.
Depreciation and amortization for the second quarter of 2021 increased by $4.6 million, or 6.6%, as compared to the prior year period. The increase in depreciation expense on a dollar basis was primarily driven by the purchase of two new aircraft and the purchase of four previously leased aircraft since the second quarter of 2020. In addition, for the three months ended June 30, 2021, we recorded $1.8 million in accelerated depreciation related to the retrofit of 36 aircraft with new Acro6 seats.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $22.6 million and $21.8 million for the second quarters of 2021 and 2020, respectively. The slight increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events, as compared to the prior year period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $62.2 million and $41.0 million for the second quarter of 2021 and 2020, respectively.
Landing fees and other rents for the second quarter of 2021 increased $41.1 million, or 102.0%, as compared to the second quarter of 2020. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees driven by increased operations and higher landing fee rates. A portion of our landing fees and other rents are variable in nature and vary based on factors such as the number of departures. As compared to the prior year period, departures increased by 402.0% and passenger flight segments increased by 831.7%. In addition, as compared to the prior year period, we had an increase in facility rent driven by higher rent rates, period over period. Higher landing fee rates and higher rent rates, period over period, partially offset the decrease noted on a per-ASM basis.
Aircraft rent expense for the second quarter of 2021 increased by $15.4 million, or 31.2%, as compared to the second quarter of 2020. This increase in aircraft rent expense was primarily a result of an increase in supplemental rent, period over period, driven by the accrual of $12.2 million in lease return costs related to the purchase of two aircraft off lease made during the second quarter of 2021. In addition, aircraft rent expense increased due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2020, we have acquired four new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of four aircraft off lease completed during the first and second quarters of 2021. The decrease on a per-ASM basis was partially offset by the increase in supplemental rent noted above.
Maintenance, materials and repairs expense for the second quarter of 2021 increased by $20.4 million, or 106.2%, as compared to the second quarter of 2020. The increase in maintenance, materials and repairs expense on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of a 395.0% increase in average daily aircraft utilization in the current period as compared to the prior year period.

Distribution costs increased by $23.9 million, or 210.6%, in the second quarter of 2021 as compared to the second quarter of 2020. The increase on a dollar basis was primarily due to increased sales volume, resulting from increased air travel demand, which impacts our variable distribution costs such as credit card fees and Global Distribution System ("GDS") fees.
Loss on disposal of assets for the three months ended June 30, 2021 primarily consisted of $0.2 million related to the loss on two aircraft sale leaseback transactions completed during the second quarter of 2021. Please refer to "Notes to Condensed Consolidated Financial Statements—9. Leases" for information regarding our accounting policy on sale-leaseback transactions. We had no loss on disposal of assets for the three months ended June 30, 2020.
Special credits for the three months ended June 30, 2021 consisted of $99.3 million related to the grant component of the PSP2 and PSP3 agreements with the Treasury. In addition, we recorded $16.3 million related to the CARES Act Employee Retention credit. These special credits were partially offset by $0.6 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP2. Special credits for the three months ended June 30, 2020 consisted of $123.9 million related to the grant component of the PSP agreement with the Treasury. In addition, we recorded $28.0 million related to the CARES Act Employee Retention credit. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits."
Other operating expenses for the second quarter of 2021 increased by $56.1 million, or 96.6%, as compared to the second quarter of 2020. The increase in other operating expenses on a dollar basis was primarily driven by higher volume-related costs, including ground handling and security expense, period over period. As compared to the prior year period, departures increased by 402.0% and passenger flight segments increased by 831.7%, which drove these increases in variable other operating expenses.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2021 primarily represent interest related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes. Our interest expense and corresponding capitalized interest for the three months ended June 30, 2020, primarily represents interest related to the financing of purchased aircraft as well as the interest and accretion related to our convertible notes. As of June 30, 2021 and 2020, we had 72 and 70 aircraft financed through secured long-term debt arrangements, respectively.

Our loss on extinguishment of debt for the three months ended June 30, 2021 primarily represents premiums paid to early extinguish a portion of our 8.00% senior secured notes and 4.75% convertible notes due 2025. In addition, it includes the write-off of related deferred financing costs and original issuance discount. Refer to "Notes to Consolidated Financial Statements — 12. Debt and Other Obligations" for more information.

Our interest income for the three months ended June 30, 2021 represents interest income earned on our cash, cash equivalents and short-term investments. Our interest income for the three months ended June 30, 2020 represents interest income earned on our cash, cash equivalents and short-term investments as well as interest earned on income tax refunds.

Income Taxes

Our effective tax rate for the second quarter of 2021 was (5.3)% compared to 32.0% for the second quarter of 2020. The decrease in tax rate, as compared to the prior year period, is primarily due to a $23.8 million discrete federal tax benefit recorded during the three months ended June 30, 2020 related to the passage of the CARES Act. The 2020 discrete federal tax benefit reflects the impact of the CARES Act which allowed for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. In addition, we recorded an unfavorable permanent tax adjustment during the three months ended June 30, 2021 related to the repurchase of a portion of our 4.75% convertible notes due 2025. Excluding this unfavorable permanent tax adjustment, our effective tax rate for the three months ended June 30, 2021 would have been 22.0%. While we expect our tax rate to be a fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of six months ended June 30, 2021 to six months ended June 30, 2020

Operating Revenues
Operating revenues increased $411.0 million, or 45.2%, to $1,320.6 million for the six months ended June 30, 2021, as compared to the prior year period, primarily due to an increase in traffic of 62.6% and an increase in load factor of 9.5 pts, partially offset by a decrease in average yield of 10.8%. Traffic and load factor improved due to the increased air travel demand as compared to prior year period. The fluctuation in air travel demand due to the COVID-19 pandemic continues to be uncertain although we expect it to continue to gradually improve throughout the remainder of 2021.

Total revenue per passenger flight segment decreased 10.4%, year over year, from $106.35 for the six months ended June 30, 2020 to $95.29 for the six months ended June 30, 2021. The decrease in total revenue per passenger flight segment was primarily due to a decrease of 10.8% in average yield, period over period. Fare revenue per passenger flight segment decreased from $45.04 to $39.25, or 12.9%, as compared to the prior year period, and non-ticket revenue per passenger flight segment decreased from $61.31 to $56.04, or 8.6%, as compared to the prior year period. Breakage, brand-related and other revenues (typically not directly driven by the number of passenger flight segments) was 10.2% as a percent of total revenue for the six months ended June 30, 2021 with 13.9 million total passenger flight segments compared to 15.2% for the six months ended June 30, 2020 with 8.6 million total passenger flight segments. Breakage revenue is comprised of unredeemed flight credits that expired unused, no-show revenue and cancellation fees. Brand-related revenue is comprised of revenues associated with Spirit Saver$ ClubTM membership and the marketing component of our cobranded credit card revenue.
Operating Expenses
Operating expenses increased for the six months ended June 30, 2021 by $171.9 million, or 14.8%, as compared to the prior year period primarily due to an increase in operations as reflected by a 62.6% increase in traffic and a 43.1% increase in capacity, as a result of increased travel demand as compared to the prior year period. Period over period, we had an increase of $140.0 million in special credits that partially offset the increase noted in other operating expenses. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits."
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2021	2020
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	190,748	136,942	39.3%
Into-plane fuel cost per gallon	$1.88	$1.70	10.6%
Aircraft fuel expense (per statements of operations)	$357,755	$233,118	53.5%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2021 and 2020, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Six Months Ended June 30,
	2021	2020			2021	2020
	(in thousands)				(in cents)
Salaries, wages, and benefits	$502,928	$454,059	$48,869	10.8%	2.76	3.57	(0.81)	(22.7)%
Aircraft fuel	357,755	233,118	124,637	53.5%	1.97	1.83	0.14	7.7%
Depreciation and amortization	148,015	135,104	12,911	9.6%	0.81	1.06	(0.25)	(23.6)%
Landing fees and other rents	153,605	107,469	46,136	42.9%	0.84	0.84	—	—%
Aircraft rent	119,423	94,402	25,021	26.5%	0.66	0.74	(0.08)	(10.8)%
Maintenance, materials and repairs	69,542	53,303	16,239	30.5%	0.38	0.42	(0.04)	(9.5)%
Distribution	58,905	45,095	13,810	30.6%	0.32	0.35	(0.03)	(8.6)%
Loss on disposal of assets	1,306	—	1,306	NM	0.01	—	0.01	NM
Special credits	(291,940)	(151,911)	(140,029)	NM	(1.60)	(1.19)	(0.41)	NM
Other operating	210,368	187,347	23,021	12.3%	1.16	1.47	(0.31)	(21.1)%
Total operating expenses	$1,329,907	$1,157,986	$171,921	14.8%	7.31	9.10	(1.79)	(19.7)%
Adjusted CASM (1)					8.80	10.29	(1.49)	(14.5)%
Adjusted CASM ex-fuel (2)					6.84	8.46	(1.62)	(19.1)%

(1)Reconciliation of CASM to Adjusted CASM:

	Six Months Ended June 30,
	2021		2020
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.31		9.10
Loss on disposal of assets	$1.3	0.01	$—	—
Special credits	(291.9)	(1.60)	(151.9)	(1.19)
Supplemental rent adjustments	16.5	0.09	—	—
Federal excise tax recovery	(2.2)	(0.01)	—	—
Accelerated depreciation	3.5	0.02	—	—
Adjusted CASM (cents)		8.80		10.29

(2)Excludes aircraft fuel expense, loss on disposal of assets, special credits, supplemental rent adjustments related to the accrual of lease return costs for four aircraft purchased off lease partially offset by the release of an accrual related to an engine lease modification, amounts related to out-of-period interrupted trip expense credits recognized in connection with Federal Excise Tax recovery, and accelerated depreciation on current aircraft seats related to the retrofit of 36 aircraft with new Acro6 seats.
Our Adjusted CASM ex-fuel for the six months ended June 30, 2021 was 6.84 cents as compared to 8.46 cents for the six months ended June 30, 2020. The decrease in our adjusted CASM ex-fuel was primarily due to decreases in salaries, wages, and benefits expense, other operating expense and depreciation and amortization expense on a per-ASM basis. Improved air travel demand, as compared to the prior year period, drove a significant increase of 43.1% in ASMs, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on fixed-related costs such as salaries, wages and benefits, depreciation and amortization and aircraft rent.
Salaries, wages and benefits for the six months ended June 30, 2021 increased $48.9 million, or 10.8%, as compared to the prior year period. This increase was primarily driven by higher salaries, health insurance and bonus expense, period over period. The increase in salaries was mainly driven by increased operations that drove higher pay to our pilot and flight attendant workforce, period over period. The increase in health insurance was mainly driven by higher volume of claims as compared to the prior year period. The increase in bonus was driven by bonus-based performance metrics being met during the six months ended June 30, 2021. Partially offsetting the decrease on a per-ASM basis were higher average pay rates to our pilots in connection with the collective bargaining agreement that became effective on March 1, 2018, which provides for annual increases on each anniversary of the effective date. The increase in group health insurance claims, period over period, also partially offset the decrease in salaries, wages and benefits noted on a per-ASM basis.
Depreciation and amortization for the six months ended June 30, 2021 increased by $12.9 million, or 9.6%, as compared to the prior year period. The increase in depreciation expense on a dollar basis was primarily driven by the purchase of two new aircraft and the purchase of four previously leased aircraft since the second quarter of 2020. In addition, for the six months ended June 30, 2021, we recorded $3.5 million in accelerated depreciation related to the retrofit of 36 aircraft with new Acro6 seats.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $46.5 million and $42.2 million for the six months ended June 30, 2021 and 2020, respectively. The increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events, as compared to the prior year period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $116.0 million and $95.5 million for the six months ended June 30, 2021 and 2020, respectively.

Landing fees and other rents for the six months ended June 30, 2021 increased $46.1 million, or 42.9%, as compared to the prior year period. On a dollar basis, landing fees and other rents expense primarily increased as a result of higher landing fees driven by increased operations and higher landing fee rates. A portion of our landing fees and other rents are variable in nature and vary based on factors such as the number of departures. As compared to the prior year period, departures increased by 36.4% and passenger flight segments increased by 62.0%. In addition, as compared to the prior year period, we had an increase in facility rent driven by higher rent rates, period over period, and a decrease in signatory adjustment credits compared to the prior year period. The decrease in signatory adjustment credits is due to airports recovering operating losses during the prior year period from lower utilization fees as well as increased market share at certain airports where other airlines had decreased flying due to the impact of COVID-19 on air travel demand. On a per-ASM basis, landing fees and other rents remained stable period over period. Higher landing fee rates, higher rent rates and decreased signatory adjustment credits, period over period, offset the decrease noted on a per-ASM basis.

Aircraft rent expense for the six months ended June 30, 2021 increased by $25.0 million, or 26.5%, as compared to the prior year period. This increase in aircraft rent expense was primarily a result of an increase in supplemental rent, period over period, driven by the accrual of $16.5 million in lease return costs related to the purchase of four aircraft off lease made during the six months ended June 30, 2021, partially offset by the release of an accrual related to an engine lease modification. In addition, aircraft rent expense increased due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2020, we have acquired four new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of four previously leased aircraft made during the six months ended June 30, 2021.
Maintenance, materials and repairs expense for the six months ended June 30, 2021 increased by $16.2 million, or 30.5%, as compared to the prior year period. The increase on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of an increase of 29.4% in average daily aircraft utilization in the current period as compared to the prior year period.
Distribution costs increased by $13.8 million, or 30.6%, for the six months ended June 30, 2021 as compared to the prior year period. The increase on a dollar basis was primarily due to increased sales volume, resulting from increased air travel demand, which impacts our variable distribution costs such as credit card fees and GDS fees.
Loss on disposal of assets for the six months ended June 30, 2021 consisted of $1.1 million related to the sale of auxiliary power units ("APUs"), $0.2 million related to the loss on two aircraft sale leaseback transactions completed during the second quarter of 2021 and disposal of excess and obsolete inventory. Please refer to "Notes to Condensed Consolidated Financial Statements—9. Leases" for information regarding our accounting policy on sale-leaseback transactions. We had no loss on disposal of assets for the six months ended June 30, 2020.

Special credits for the six months ended June 30, 2021 consisted of $255.8 million related to the grant component of the PSP agreement with the Treasury. In addition, we recorded $37.5 million related to the CARES Employee Retention credit. These special credits were partially offset by $1.4 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP2. Special credits for the six months ended June 30, 2020 consisted of $123.9 million related to the grant component of the PSP agreement with the Treasury. In addition, we recorded $28.0 million related to the CARES Act Employee Retention credit. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits."
Other operating expenses for the six months ended June 30, 2021 increased by $23.0 million, or 12.3%, as compared to the prior year period, The increase in other operating expenses on a dollar basis was primarily driven by higher volume-related costs, period over period. As compared to the prior year period, departures increased by 36.4% and we had 62.0% more passenger flight segments, which drove increases in variable other operating expenses. Lower passenger reaccommodation expense, period over period, partially offset these increases.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2021 primarily represent interest related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes. Our interest expense and corresponding capitalized interest for the six months ended June 30, 2020 primarily represents interest related to the financing of purchased aircraft as well as the interest and accretion related to our convertible debt. As of June 30, 2021 and 2020, we had 72 and 70 aircraft financed through secured long-term debt arrangements, respectively. As our debt balance has increased, we expect interest expense to increase during the remainder of 2021 and beyond.

Our loss on extinguishment of debt for the six months ended June 30, 2021 primarily represents premiums paid to early extinguish a portion of our 8.00% senior secured notes and 4.75% convertible notes due 2025. In addition, it includes the write-off of related deferred financing costs and original issuance discount. Refer to "Notes to Consolidated Financial Statements —12. Debt and Other Obligations" for more information.

Our interest income for the six months ended June 30, 2021 and 2020 represents interest income earned on cash, cash equivalents, and short-term investments as well as interest earned on income tax refunds.

Income Taxes

Our effective tax rate for the six months ended June 30, 2021 was 2.7% compared to 40.0% for the six months ended June 30, 2020. The decrease in tax rate, as compared to the prior year period, is primarily due to a $54.9 million discrete federal tax benefit recorded during the six months ended June 30, 2020 related to the passage of the CARES Act. The 2020 discrete federal tax benefit reflects the impact of the CARES Act which allowed for the carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. In addition, we recorded an unfavorable permanent tax adjustment during the six months ended June 30, 2021, related to the repurchase of a portion of our 4.75% convertible notes due 2025. Excluding this unfavorable permanent tax adjustment, our effective tax rate for the six months ended June 30, 2021 would have been 20.9%. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Since its initial onset in early 2020, the impact of the COVID-19 pandemic has evolved and continues to be fluid. As a result, our financial and operational outlook still remains subject to change and fluctuation. We continue to monitor the impacts of the pandemic on our liquidity and financial condition, and to adjust our mitigation and operational strategies. As a result of the COVID-19 pandemic, we have taken certain actions to increase liquidity and strengthen our financial position. Please refer to "Notes to Condensed Consolidated Financial Statements—2. Impact of COVID-19," for additional information on the measures we have implemented to focus on the safety of our customers and employees as well as the impact on our liquidity, financial position and operations. As of June 30, 2021, we had $2,210.1 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.
Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs"), debt and lease obligations and maintenance reserves. Our total unrestricted cash and cash equivalents at June 30, 2021 was $1,863.7 million, an increase of $74.0 million from December 31, 2020. In addition to cash and cash equivalents, as of June 30, 2021, we had $106.4 million in short-term investment securities. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations.
Since the onset of the COVID-19 pandemic in the U.S. in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. During the twelve months ended December 31, 2020, these actions included the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of our voting common stock for which we received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of our voting common stock through our ATM Program for which we received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020 for which the commitment amount was increased to $240.0 million during the first quarter of 2021. During the second quarter of 2021, the revolving credit facility was paid down in full and $240.0 million remained undrawn and available as of June 30, 2021. In addition, we received a total of $754.4 million from the Treasury in connection with our participation in the PSP, PSP2 and PSP3 agreements.
During the six months ended June 30, 2021, we further improved our liquidity and financial position through the public offering of $500.0 million in 1.00% convertible notes due 2026, the issuance of 10,594,073 shares of our voting common stock for which we received net proceeds of $370.8 million, the extinguishment of $146.8 million in principal amount of our 4.75% convertible notes due 2025 and the extinguishment of $340.0 million in principal amount of our 8.00% senior secured notes. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations," and "Notes to Condensed Consolidated Financial Statements—13. Equity," for additional information.
As of June 30, 2021, we had $28.2 million recorded within current maturities of long-term debt and finance leases on our condensed consolidated balance sheets related to our 4.75% convertible notes due 2025. As of June 30, 2021, the 4.75% convertible notes due 2025 may be converted by noteholders through September 30, 2021. No notes were converted during three months ended June 30, 2021 with the exception of the redemption of $146.8 million in principal of our 4.75% convertible notes due 2025. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations," for additional information on our extinguishment of debt.
As of June 30, 2021, we had $500.0 million recorded within long-term debt and finance leases, less current maturities on our condensed consolidated balance sheets related to our 1.00% convertible notes due 2026. As of June 30, 2021, the 1.00% convertible notes due 2026 may be converted by noteholders, subject to certain criteria, during any calendar quarter commencing after the calendar quarter ending on June 30, 2021. Refer to "Notes to Consolidated Financial Statements —12. Debt and Other Obligations" for additional information on the conversion criteria for the 1.00% convertible notes due 2026.
Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale-leaseback transactions. During the six months ended June 30, 2021, we took delivery of five aircraft financed through direct operating leases and two aircraft under sale-leaseback transactions. In addition, we purchased four previously leased aircraft. During the six months ended June 30, 2021, we made $136.0 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.
Under our agreement with Airbus for aircraft, and International Aero Engines AG ("IAE") and Pratt & Whitney for engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the six months ended June 30, 2021, we paid $81.2 million in PDPs, net of refunds, and $9.1 million of capitalized interest for future deliveries of aircraft and spare engines. As of June 30, 2021, we had $443.4 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.
As of June 30, 2021, we have secured financing for five aircraft to be leased directly from third-party lessors and two aircraft which will be financed through sale-leaseback transactions, with deliveries expected in the remainder of 2021. We do not have financing commitments in place for the remaining 122 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.
In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the leased aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the six months ended June 30, 2021, we paid $5.6 million in maintenance reserves, net of reimbursements. As of June 30, 2021, we had $95.8 million ($45.1 million in aircraft maintenance deposits and $50.7 million in long-term aircraft maintenance deposits) on our condensed consolidated balance sheets.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in the six months ended June 30, 2021 provided $484.1 million in cash compared to $47.0 million used in the six months ended June 30, 2020. Cash provided by operating activities in the six months ended June 30, 2021 is primarily related to cash provided from a decrease in income tax receivable and increases in air traffic liability, deferred salaries and wages, net, and other liabilities. These increases in cash were partially offset by the net loss in the period as well as cash used due to an increase in accounts receivable, net.

Net Cash Flows Used In Investing Activities. During the six months ended June 30, 2021, investing activities used $179.0 million, compared to $457.4 million used in the prior year period. The decrease was mainly driven by a decrease in purchases of property and equipment, year over year, as well as a decrease in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.

Net Cash Flows Provided (Used) By Financing Activities. During the six months ended June 30, 2021, financing activities used $240.3 million in cash compared to $682.8 million provided in the six months ended June 30, 2020. During the six months ended June 30, 2021, we received $563.0 million, primarily related to the issuance of the 1.00% convertible notes due 2026 and the unsecured term loans in connection with the PSP2 and PSP3. In addition, we received an additional $375.7 million, in connection with the issuance of common stock and issuance of warrants in connection with the PSP2 and PSP3. We paid $370.7 million in debt principal payment obligations, $146.8 million related to the extinguishment of principal of our 4.75% convertible notes due 2025 and $340.0 million related to the extinguishment of principal of our 8.00% senior secured notes. In addition, we paid $317.9 million in premiums in connection with the debt extinguishments. Refer to "Notes to Consolidated Financial Statements —12. Debt and Other Obligations" for more information on the debt extinguishments.

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2021, our aircraft orders consisted of 124 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 124 aircraft, we have 4 aircraft scheduled for delivery in the remainder of 2021 and 17 aircraft scheduled for delivery in 2022. In addition, as of June 30, 2021, we had secured 5 direct leases for A320neos with third-party lessors, with deliveries in the remainder of 2021.
We also have a spare engine order for one V2500 SelectTwo engine with IAE and two spare engine orders for PurePower PW 1100G-JM engines with Pratt & Whitney. Spare engines are scheduled for delivery from 2021 through 2023. As of June 30, 2021, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and aircraft PDPs, are expected to be $249.2 million for the remainder of 2021, $884.7 million in 2022, $908.7 million in 2023, $980.0 million in 2024, $1,066.6 million in 2025 and $2,248.4 million in 2026 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs would include aircraft and other parts that we are already contractually obligated to purchase including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute.
As of June 30, 2021, we had secured financing for two aircraft, scheduled for delivery from Airbus in 2021, which will be financed through sale leaseback transactions. As of June 30, 2021 we do not have financing commitments in place for the remaining 122 Airbus aircraft on firm order through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.

Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $8.7 million for the remainder of 2021, $25.8 million in 2022, $25.8 million in 2023, $25.8 million in 2024, $25.8 million in 2025, and $198.0 million in 2026 and beyond.
We have significant obligations for aircraft and spare engines as 59 of our 164 aircraft and 8 of our 24 spare engines are financed under operating leases. These leases expire between 2023 and 2039. Aircraft rent payments were $68.5 million and $127.5 million for the three and six months ended June 30, 2021, respectively. Aircraft rent payments were $49.9 million and $98.4 million for the three and six months ended June 30, 2020, respectively.
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
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2021 and the periods in which payments are due (in millions):

	Remainder of 2021	2022 - 2023	2024 - 2025	2026 and beyond	Total
Long-term debt (1)	$99	$528	$946	$1,713	$3,286
Interest and fee commitments (2)	73	230	186	116	605
Finance and operating lease obligations	122	457	377	1,392	2,348
Flight equipment purchase obligations	249	1,793	2,047	2,248	6,337
Other (3)	19	42	33	36	130
Total future payments on contractual obligations	$562	$3,050	$3,589	$5,505	$12,706

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, convertible notes and our revolving credit facility. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Includes interest accrued as of June 30, 2021 related to our variable-rate revolving credit facility.
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

Off-Balance Sheet Arrangements
As of June 30, 2021, we had lines of credit related to corporate credit cards of $10.1 million, from which we had drawn $1.3 million.
As of June 30, 2021, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of June 30, 2021, we had drawn $10.0 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2021, we did not hold any derivatives.

As of June 30, 2021, we had $7.2 million in uncollateralized surety bonds and a $35.0 million secured standby letter of credit facility representing an off-balance sheet commitment, of which $26.5 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding loss on disposal of assets, special charges and credits, supplemental rent adjustments, accelerated depreciation and federal excise tax recovery, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges and credits, supplemental rent adjustments, accelerated depreciation and federal excise tax recovery, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2021 and 2020 represented approximately 26.9% and 20.1% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $56 million. As of June 30, 2021 and December 31, 2020, we did not have any outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $106.4 million and $106.3 million, as of June 30, 2021 and December 31, 2020, respectively.
Fixed-Rate Debt. As of June 30, 2021, we had $2,111.4 million outstanding in fixed-rate debt related to the purchase of 42 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $2,170.9 million. In addition, as of June 30, 2021, we had $510.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $533.7 million and $145.9 million. As of June 30, 2021, we also had $528.2 million outstanding in convertible debt which had a fair value of $556.5 million. As of December 31, 2020, we had $2,207.1 million outstanding in fixed-rate debt related to the purchase of 42 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,235.3 million. In addition, as of December 31, 2020, we had $850.0 million and $73.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $886.0 million and $83.1 million. As of December 31, 2020, we also had $175.0 million outstanding in convertible debt which had a fair value of $380.3 million.
Variable-Rate Debt. As of June 30, 2021, we did not have any outstanding variable-rate long term debt. As of December 31, 2020, we had $275.1 million outstanding in variable-rate debt, which had a fair value of $275.1 million. During the six months ended June 30, 2021, a hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $0.9 million.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended June 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission on February 10, 2021. Investors are urged to review such risk factors carefully.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the second quarter of 2021. All stock repurchases during this period were made from employees who received restricted stock or performance share awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1-30, 2021	138	$37.47	—	$—
May 1-31, 2021	388	33.17	—	—
June 1-30, 2021	87	33.54	—	—
Total	613	$34.19	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

4.2	Warrant Agreement, dated as of April 29, 2021, between the Company and the United States Department of the Treasury.

4.3	Warrant to Purchase Common Stock dated March 5, 2021, filed as Exhibit 4.1 to the Company's Form 8-K dated May 18, 2021, is hereby incorporated by reference.

4.4	Warrant to Purchase Common Stock dated April 29, 2021, filed as Exhibit 4.2 to the Company's Form 8-K dated May 18, 2021, is hereby incorporated by reference.

4.5	Warrant to Purchase Common Stock dated June 3, 2021, filed as Exhibit 4.1 to the Company's Form 8-K dated June 30, 2021, is hereby incorporated by reference.

10.1	Payroll Support Program Agreement, dated April 29, 2021, between the Company and the United States Department of the Treasury.

10.2	Promissory Note, dated April 29, 2021, issued by the Company in the name of the United States Department of the Treasury.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

+	Indicates a management contract or compensatory plan or arrangement.
*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

July 28, 2021	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer