Form 10-Q
period 2021-09-30
Spirit Airlines, Inc.
filed 2021-10-27
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 20, 2021:

Class	Number of Shares
Common Stock, $0.0001 par value	108,405,182

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating revenues:
Passenger	$907,232	$392,744	$2,204,074	$1,277,111
Other	15,399	9,178	39,145	34,421
Total operating revenues	922,631	401,922	2,243,219	1,311,532

Operating expenses:
Salaries, wages and benefits	277,372	228,370	780,300	682,429
Aircraft fuel	259,618	94,285	617,373	327,403
Depreciation and amortization	74,260	71,351	222,275	206,455
Landing fees and other rents	77,703	76,526	231,308	183,995
Aircraft rent	65,873	49,379	185,296	143,781
Maintenance, materials and repairs	41,183	28,213	110,725	81,516
Distribution	36,085	17,882	94,990	62,977
Loss on disposal of assets	532	—	1,838	—
Special credits	(85,775)	(148,308)	(377,715)	(300,219)
Other operating	161,785	83,695	372,153	271,042
Total operating expenses	908,636	501,393	2,238,543	1,659,379

Operating income (loss)	13,995	(99,471)	4,676	(347,847)

Other (income) expense:
Interest expense	35,709	33,435	120,177	85,105
Loss on extinguishment of debt	—	—	331,630	—
Capitalized interest	(4,677)	(4,009)	(14,040)	(11,430)
Interest income	(306)	(454)	(5,050)	(5,996)
Other (income) expense	271	77	452	124
Total other (income) expense	30,997	29,049	433,169	67,803

Income (loss) before income taxes	(17,002)	(128,520)	(428,493)	(415,650)
Provision (benefit) for income taxes	(31,776)	(29,380)	(43,083)	(144,254)

Net income (loss)	$14,774	$(99,140)	$(385,410)	$(271,396)
Basic income (loss) per share	$0.14	$(1.07)	$(3.71)	$(3.38)
Diluted income (loss) per share	$0.14	$(1.07)	$(3.71)	$(3.38)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$14,774	$(99,140)	$(385,410)	$(271,396)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(1), $(47), $(5) and $12	(4)	(162)	(16)	41
Interest rate derivative loss reclassified into earnings, net of taxes of $13, $14, $40 and $53	43	49	132	138
Other comprehensive income (loss)	$39	$(113)	$116	$179
Comprehensive income (loss)	$14,813	$(99,253)	$(385,294)	$(271,217)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,533,184	$1,789,723
Restricted cash	55,400	71,401
Short-term investment securities	106,383	106,339
Accounts receivable, net	133,662	42,940
Aircraft maintenance deposits, net	27,500	73,134
Income tax receivable	37,890	147,460
Prepaid expenses and other current assets	133,189	124,983
Total current assets	2,027,208	2,355,980

Property and equipment:
Flight equipment	4,288,465	4,177,631
Ground property and equipment	371,237	334,167
Less accumulated depreciation	(832,361)	(680,230)
	3,827,341	3,831,568
Operating lease right-of-use assets	1,809,191	1,417,823
Pre-delivery deposits on flight equipment	481,175	356,262
Long-term aircraft maintenance deposits	31,281	53,158
Deferred heavy maintenance, net	323,922	347,907
Other long-term assets	37,231	36,127
Total assets	$8,537,349	$8,398,825

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$53,961	$28,454
Air traffic liability	447,470	401,966
Current maturities of long-term debt and finance leases	208,299	384,197
Current maturities of operating leases	150,319	133,791
Other current liabilities	443,852	393,614
Total current liabilities	1,303,901	1,342,022

Long-term debt and finance leases, less current maturities	2,975,328	3,066,635
Operating leases, less current maturities	1,624,001	1,248,519
Deferred income taxes	380,867	439,894
Deferred gains and other long-term liabilities	54,428	52,060
Shareholders’ equity:
Common stock	11	10
Additional paid-in-capital	1,129,263	799,549
Treasury stock, at cost	(75,476)	(74,124)
Retained earnings	1,145,528	1,524,878
Accumulated other comprehensive loss	(502)	(618)
Total shareholders’ equity	2,198,824	2,249,695
Total liabilities and shareholders’ equity	$8,537,349	$8,398,825
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(385,410)	$(271,396)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	172	191
Share-based compensation	9,972	8,596
Allowance for doubtful accounts (recoveries)	138	(249)
Amortization of deferred gains, losses and debt issuance costs	9,685	7,337
Depreciation and amortization	222,275	206,455
Accretion of 8.00% senior secured notes and convertible debt	1,012	5,898
Deferred income tax expense (benefit)	(44,119)	501
Loss on disposal of assets	1,838	—
Loss on extinguishment of debt	331,630	—
Changes in operating assets and liabilities:
Accounts receivable, net	(90,860)	22,244
Aircraft maintenance deposits, net	42,598	25,044
Long-term deposits and other assets	(8,495)	(11,038)
Prepaid income taxes	11	—
Deferred heavy maintenance, net	(45,189)	(66,196)
Income tax receivable	109,570	(125,948)
Accounts payable	21,538	(9,506)
Air traffic liability	45,504	114,484
Other liabilities	54,631	(35,832)
Other	538	30
Net cash provided (used) by operating activities	277,039	(129,385)

Investing activities:
Purchase of available-for-sale investment securities	(84,134)	(95,302)
Proceeds from the maturity and sale of available-for-sale investment securities	83,500	94,265
Pre-delivery deposits on flight equipment, net of refunds	(116,771)	(153,353)
Capitalized interest	(12,704)	(9,157)
Assets under construction for others	(1,206)	(3,489)
Purchase of property and equipment	(132,131)	(345,778)
Net cash used in investing activities	(263,446)	(512,814)
Financing activities:
Proceeds from issuance of long-term debt	562,996	1,570,391
Proceeds from issuance of common stock and warrants	375,662	366,783
Proceeds from stock options exercised	—	39
Payments on debt obligations	(903,168)	(208,047)
Payments for the early extinguishment of debt	(317,905)	—
Payments on finance lease obligations	(615)	(25,211)
Reimbursement for assets under construction for others	995	3,497
Repurchase of common stock	(1,352)	(1,597)
Long-term debt and equity issuance costs	(2,746)	(40,156)
Net cash provided (used) by financing activities	(286,133)	1,665,699
Net increase (decrease) in cash, cash equivalents, and restricted cash	(272,540)	1,023,500
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,861,124	978,957
Cash, cash equivalents, and restricted cash at end of period (1)	$1,588,584	$2,002,457
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$105,804	$56,123
Income taxes paid (received), net	$(108,544)	$(18,659)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$197,448	$145,934
Financing cash flows for finance leases	$72	$167
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$538	$565
Capital expenditures funded by operating lease borrowings	$511,277	$127,774
(1) The sum of cash and cash equivalents and restricted cash on our condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in our statement of cash flows.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Nine Months Ended September 30, 2020
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$7	$379,380	$(72,455)	$1,955,187	$(787)	$2,261,332
Effect of ASU No. 2016-13 implementation	—	—	—	(1,609)	—	(1,609)
Share-based compensation	—	3,790	—	—	—	3,790
Repurchase of common stock	—	—	(1,536)	—	—	(1,536)
Proceeds from options exercised	—	16	—	—	—	16
Changes in comprehensive income	—	—	—	—	226	226
Net loss	—	—	—	(27,828)	—	(27,828)
Balance at March 31, 2020	$7	$383,186	$(73,991)	$1,925,750	$(561)	$2,234,391
Issuance of common stock and warrants, net	20	194,866	—	—	—	194,886
Equity component value of convertible debt issuance, net	—	55,590	—	—	—	55,590
Share-based compensation	—	2,652	—	—	—	2,652
Repurchase of common stock	—	—	(18)	—	—	(18)
Proceeds from options exercised	—	23	—	—	—	23
Changes in comprehensive income	—	—	—	—	66	66
Net loss	—	—	—	(144,428)	—	(144,428)
Balance at June 30, 2020	$27	$636,317	$(74,009)	$1,781,322	$(495)	$2,343,162
Issuance of common stock and warrants, net	1	158,082	—	—	—	158,083
Share-based compensation	—	2,154	—	—	—	2,154
Repurchase of common stock	—	—	(43)	—	—	(43)
Proceeds from options exercised	—	—	—	—	—	—
Changes in comprehensive income	—	—	—	—	(113)	(113)
Net loss	—	—	—	(99,140)	—	(99,140)
Balance at September 30, 2020	$28	$796,553	$(74,052)	$1,682,182	$(608)	$2,404,103

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$10	$799,549	$(74,124)	$1,524,878	$(618)	$2,249,695
Effect of ASU No. 2020-06 implementation (refer to Note 3)	—	(55,590)	—	6,060	—	(49,530)
Share-based compensation	—	4,254	—	—	—	4,254
Repurchase of common stock	—	—	(1,307)	—	—	(1,307)
Changes in comprehensive income	—	—	—	—	52	52
Issuance of warrants	—	2,146	—	—	—	2,146
Net loss	—	—	—	(112,321)	—	(112,321)
Balance at March 31, 2021	$10	$750,359	$(75,431)	$1,418,617	$(566)	$2,092,989
Issuance of common stock and warrants, net	1	373,186	—	—	—	373,187
Share-based compensation	—	2,486	—	—	—	2,486
Repurchase of common stock	—	—	(17)	—	—	(17)
Changes in comprehensive income	—	—	—	—	25	25
Net loss	—	—	—	(287,863)	—	(287,863)
Balance at June 30, 2021	$11	$1,126,031	$(75,448)	$1,130,754	$(541)	$2,180,807
Share-based compensation	—	3,232	—	—	—	3,232
Repurchase of common stock	—	—	(28)	—	—	(28)
Changes in comprehensive income	—	—	—	—	39	39
Net income	—	—	—	14,774	—	14,774
Balance at September 30, 2021	$11	$1,129,263	$(75,476)	$1,145,528	$(502)	$2,198,824
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
The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends. In addition, the Company experienced significant impacts from the global coronavirus ("COVID-19") pandemic during the year ended December 31, 2020 and has continued to experience an impact through the nine months ended September 30, 2021.
2. Impact of COVID-19

Since its initial onset in early 2020, the impact of the COVID-19 pandemic has evolved and continues to be fluid. As a result, the Company's financial and operational outlook remains subject to change. The Company continues to monitor the impacts of the pandemic on its operations and financial condition, and to adjust its mitigation and operational strategies.

Capacity Reductions

At the onset of the COVID-19 pandemic in March 2020, in response to government restrictions on travel and drastically reduced consumer demand, the Company began to significantly reduce capacity each month with the largest capacity reduction in May 2020 at approximately 94%, year over year, and smaller capacity reductions of 20.8% and 20.1% in the holiday months of November and December, respectively. Through early 2021, the Company continued to operate at reduced capacity levels although to a lesser extent than noted at the height of the pandemic during mid-2020. Through 2021, the Company has continually added back capacity such that since mid-2021, it was nearly back to the capacity levels it was operating at prior to the pandemic.

The COVID-19 pandemic and its effects continue to evolve, with developments including:

•Fluctuations in the rate of infections during 2021;

•Infections from the more recently identified Delta variant;

•The emergency use authorization issued by the U.S. Food and Drug Administration for COVID-19 vaccines;

•The requirement, effective January 26, 2021, that all U.S. inbound international travelers provide a negative COVID-19 test prior to flying;

•Increases in the availability of COVID-19 vaccines resulting in expanded eligibility to more groups of people to receive the vaccine;

•The approval of the Pfizer-BioNTech COVID-19 vaccine for persons aged 16 years and over;

•The requirement, effective November 8, 2021, that all inbound international travelers, that are a non-U.S. citizen and a nonimmigrant (not a U.S. citizen, U.S. national, lawful permanent resident, or traveling to the United States on an immigrant visa) provide evidence of being fully vaccinated against COVID-19.

In addition, the President has signed an Executive Order to require all federal executive branch workers to be fully vaccinated against COVID-19. The President also signed an Executive Order directing that this standard be extended to employees of contractors that do business with the federal government. However, the Company does not have any such contracts with the federal government, therefore, is not currently subject to the Executive order. While the Company currently estimates that air travel demand will continue to fluctuate in the upcoming months as the effects of COVID-19 continue to develop, it expects that air travel demand will continue to gradually recover in the remainder of 2021 and into 2022. However, the situation continues to be fluid and actual capacity adjustments may be different than what the Company currently expects. Refer to Note 4, Revenue, for discussion of the impact of COVID-19 on the Company's air traffic liability, credit shells and refunds.

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law which extended the PSP portion of the CARES Act through March 31, 2021 ("PSP2") and provided an additional $15 billion to fund the PSP2 for employees of passenger air carriers. The Company entered into the PSP2 payroll support program agreement with the Treasury on January 15, 2021. During the first and second quarters of 2021, the Company received a total of $212.1 million through the PSP2, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through March 31, 2021. Of that amount, $33.6 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP2, the Company issued to Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares of the Company’s common stock at a strike price of $24.42 per share (the closing price for the shares of the Company's common stock on December 24, 2020) with a fair value of $2.8 million. The Company registered the resale of the warrants pursuant to the warrant agreement with Treasury in May 2021. The remaining amount of $175.6 million, net of related costs, is in the form of a grant and was recognized in special credits in the Company's condensed consolidated statement of operations.

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

The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. The Company expects to receive $37.5 million related to the employee retention credit for the first and second quarters of 2021. The Company did not qualify for the employee retention credit for the third quarter of 2021. During the nine months ended September 30, 2021, the Company recorded the $37.5 million related to the CARES Employee Retention credit within special credits on the Company’s condensed consolidated statement of operations. Refer to Note 5, Special Credits, for additional information.

ARP also authorized Treasury to provide additional assistance to passenger air carriers that received financial assistance under PSP2 ("PSP3"). Under the ARP, Treasury provided up to $14 billion to fund the PSP3 for employees of passenger air carriers. The Company entered into the PSP3 payroll support program agreement with the Treasury on April 29, 2021. During the second quarter of 2021, the Company received a total of $197.9 million through the PSP3, to be used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2021. Of that amount, $29.4 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP3, the Company issued to Treasury warrants pursuant to a warrant agreement to purchase up to 80,539 shares of the Company’s common stock at a strike price of $36.45 (the closing price for the shares of the Company's common stock on March 10, 2021) per share with a fair value of $1.5 million. The Company registered the resale of the warrants pursuant to the warrant agreement with Treasury in June 2021. The remaining amount of $167.0 million, net of related costs, is in the form of a grant and was recognized in special credits in the Company's condensed consolidated statement of operations. Total warrants issued in connection with the PSP, PSP2 and PSP3 represent less than 1% of the outstanding shares of the Company's common stock as of September 30, 2021.

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

Finally, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of September 30, 2021, the Company had deferred $23.2 million in social security tax payments. The deferred amounts are recorded within other current liabilities and within deferred gains and other long-term liabilities on the Company’s condensed consolidated balance sheet.

Income Taxes
The Company's effective tax rate for the nine months ended September 30, 2021 was 10.1% compared to 34.7% for the nine months ended September 30, 2020. The decrease in tax rate, as compared to the prior year period, is primarily due to a $56.1 million discrete federal tax benefit recorded during the nine months ended September 30, 2020 related to the passage of the CARES Act. The 2020 discrete federal tax benefit reflects the impact of the CARES Act which allowed for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. In addition, the Company had an unfavorable permanent tax adjustment recorded during the nine months ended September 30, 2021, related to the repurchase of a portion of the Company's 4.75% convertible notes due 2025. Excluding the impact from the unfavorable permanent tax adjustment, the Company's effective tax rate for the nine months ended September 30, 2021 would have been 21.1%. While the Company expects its tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the COVID-19 pandemic in the U.S. in the first quarter of 2020, the Company has taken several actions to increase liquidity and strengthen its financial position. During the twelve months ended December 31, 2020, these actions included the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in the Company's 4.75% convertible notes due 2025, the public offering of 20,125,000 shares of the Company's voting common stock for which it received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of the Company's voting common stock through its ATM Program for which it received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020. During the first quarter of 2021, the Company entered into an amendment to this revolving credit facility which extended the maturity to March 30, 2024 and increased the commitment amount to $240.0 million. During the second quarter of 2021, the revolving credit facility was paid down in full and $240.0 million remained undrawn and available as of September 30, 2021. During the nine months ended September 30, 2021, the Company further improved its liquidity and financial position through the public offering of $500.0 million in 1.00% convertible notes due 2026, the issuance of 10,594,073 shares of the Company's voting common stock for which it received net proceeds of $370.8 million, the extinguishment of $146.8 million in principal amount of the Company's 4.75% convertible notes due 2025 and the extinguishment of $340.0 million in principal amount of the Company's 8.00% senior secured notes. Refer to Note 12, Debt and Other Obligations and Note 13, Equity for additional information. As a result of these actions, as of September 30, 2021, the Company had $1,879.6 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under its revolving credit facility due in 2024.

For purposes of assessing its liquidity needs, the Company estimates that air travel demand will continue to recover in the remainder of 2021 and into 2022. The Company believes the actions taken since the onset of the COVID-19 pandemic address its future liquidity needs, but it may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives, prevailing government policy and financial market conditions.
Workforce Actions

In 2020, in response to the COVID-19 pandemic, the Company worked with unionized employees and the related unions to create voluntary leave programs for pilots, flight attendants and other unionized employee groups. The Company also created voluntary leave programs for certain non-unionized employee groups. Due to the high level of support and acceptance of the voluntary programs offered, the total number of Team Members involuntarily terminated in 2020 was reduced by more than 95%. As required by the PSP2, during the first quarter of 2021, the Company offered to rehire all eligible Team Members who were involuntarily terminated during 2020. For the three and nine months ended September 30, 2021, the Company recorded $0.6 million and $2.0 million in special charges within special credits on the Company’s condensed consolidated statement of operations related to the rehiring of Team Members under its involuntary employee separation program. In addition, in response to increased air travel demand, during the first quarter of 2021, the Company requested the voluntary return to work of certain Team Members on leave under the Company's voluntary leave programs. As of September 30, 2021, all Team Members previously on voluntary leave had returned to work. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on the Company’s condensed consolidated statement of operations. As the Company continues to monitor the impacts of the pandemic on its operations and financial condition, it will consider and evaluate the need for any additional workforce actions in future periods. The Company is monitoring the Biden administration's recent announcement that the COVID-19 vaccination or testing requirements will be mandated for companies with more than 100 employees. While the implementation of this will depend on government guidance, the Company expects to comply with the government requirements as they are mandated.
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

The Company elected to early adopt this standard effective January 1, 2021 using the modified retrospective approach transition method. Therefore, the condensed consolidated financial statements for the three and nine months ended September 30, 2021 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy.

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

4. Revenue
    Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Operating revenues:
Fare	$421,015	$164,432	$964,993	$549,648
Non-fare	486,217	228,312	1,239,081	727,463
Total passenger revenues	907,232	392,744	2,204,074	1,277,111
Other	15,399	9,178	39,145	34,421
Total operating revenues	$922,631	$401,922	$2,243,219	$1,311,532

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
DOT—Domestic	$801,766	$382,630	$1,980,762	$1,217,102
DOT—Latin America	120,865	19,292	262,457	94,430
Total	$922,631	$401,922	$2,243,219	$1,311,532
The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.
As a result of the COVID-19 pandemic, the Company experienced significantly increased customer requests for credit shells, or customer travel funds held by the Company that can be redeemed for future travel, and refunds beginning in the second half of March 2020 and continuing to varying degrees through 2021 primarily due to flight cancellations and a change in the Company's flight cancellation and refund policy. In addition, beginning on July 30, 2021 and continuing through August 9, 2021, the Company experienced significant irregular operations due to a series of overlapping challenges, primarily adverse weather and airport staffing shortages, leading to severe crew dislocations. The total value of refunds issued during the three and nine months ended September 30, 2021 was $91.8 million and $167.1 million, respectively. The total value of refunds issued during the three and nine months ended September 30, 2020 was $29.8 million and $150.7 million, respectively.

The Company expects that the level of requests for credit shells and refunds in the upcoming months will decrease with some fluctuation as the effects of COVID-19 continue to evolve. In addition, in response to COVID-19, during 2020 and early 2021, the Company increased the expiration period on some of its credit shells from 60 days to up to 12 months or longer and waived change and cancellation fees for Guests who booked travel through the first quarter of 2021. On July 28, 2021, the Company began issuing credit shells with an expiration period of 90 days. Credit shells issued prior to July 28, 2021 will expire on December 31, 2021. As of September 30, 2021 and December 31, 2020, the Company had ATL balances of $447.5 million and $402.0 million, respectively. Substantially all of the Company's ATL, including the balance of credit shells, is expected to be recognized within 12 months of the respective balance sheet date.

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

The Company's co-branded credit card agreement provides for joint marketing where cardholders earn points for making purchases using co-branded cards. During 2020, the Company extended its agreement with the administrator of the FREE SPIRIT affinity credit card program to extend through March 31, 2024. The Company accounts for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits and (iii) advertising and marketing efforts. The Company determined the best estimate of the selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits, and (3) advertising and marketing efforts. Based on the terms of the program, the Company updated its estimates of the allocation of future revenues to the performance obligations described above. The Company defers the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on the condensed consolidated balance sheet and recognizes loyalty travel awards in passenger revenue as the points are used for travel. Revenue allocated to advertising and the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as points are delivered.

5. Special Credits

During the three and nine months ended September 30, 2021, the Company recorded $86.4 million and $342.2 million, respectively, net of related costs, within special credits on the Company’s condensed consolidated statements of operations related to the grant component of the PSP2 and PSP3 agreements with the Treasury.

In addition, during the first and second quarter of 2021, the Company recorded $37.5 million related to the CARES Act Employee Retention credit within special credits on the Company’s condensed consolidated statements of operation. During the third quarter of 2021, the Company did not qualify for the employee retention credit. These special credits were partially offset by $0.6 million and $2.0 million in special charges recorded during the three and nine months ended September 30, 2021, respectively. The $0.6 million and $2.0 million were related to salaries, wages and benefits paid to rehired employees, previously terminated with the Company's involuntary employee separation program, in compliance with the restrictions of PSP2 and PSP3.

During the three and nine months ended September 30, 2020, the Company recorded $142.9 million and $266.8 million within special credits on the Company’s condensed consolidated statements of operations related to the grant component of the PSP agreement with the Treasury.

In addition, during the three and nine months ended September 30, 2020, the Company recorded $7.8 million and $35.8 million related to the CARES Act Employee Retention credit within special credits on the Company’s condensed statements of operation. These special credits were partially offset by $2.4 million in special charges recorded in the third quarter of 2020 related to the Company's voluntary and involuntary employee separation programs. Refer to Note 2, Impact of COVID-19, for further information on the CARES Act and the Company's workforce actions.
6. Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands, except per-share amounts)
Numerator
Net income (loss)	$14,774	$(99,140)	$(385,410)	$(271,396)
Interest on convertible debt, net of income taxes	259	N/A	N/A	N/A
Net income after assumed conversions for diluted earnings per share	$15,033	N/A	N/A	N/A
Denominator
Weighted-average shares outstanding, basic	108,403	92,731	103,851	80,330
Effect of dilutive shares (1)	2,632	—	—	—
Adjusted weighted-average shares outstanding, diluted	111,035	92,731	103,851	80,330
Earnings (loss) per share
Basic earnings (loss) per common share	$0.14	$(1.07)	$(3.71)	$(3.38)
Diluted earnings (loss) per common share	$0.14	$(1.07)	$(3.71)	$(3.38)
(1) Includes the effect of dilutive shares related to the convertible debt due in 2025, restricted stock awards, performance share awards and warrants issued.
Anti-dilutive common stock equivalents excluded from the diluted earnings per share calculation are not material.

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

As of September 30, 2021 and December 31, 2020, the Company had $106.4 million and $106.3 million in short-term available-for-sale investment securities, respectively. During the nine months ended September 30, 2021, these investments earned interest income at a weighted-average fixed rate of approximately 0.1%. For the three and nine months ended September 30, 2021, an unrealized loss of $1 thousand and $8 thousand, respectively, net of deferred taxes, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and nine months ended September 30, 2020, an unrealized loss of $150 thousand and $27 thousand, respectively, net of deferred taxes, was recorded within AOCI related to these investment securities. For the three and nine months ended September 30, 2021, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. For the three and nine months ended September 30, 2020, the Company had substantially no realized gains or losses related to these securities. As of September 30, 2021 and December 31, 2020, $24 thousand and $31 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8. Accrued Liabilities
Other current liabilities as of September 30, 2021 and December 31, 2020 consist of the following:

	September 30, 2021	December 31, 2020
	(in thousands)
Salaries, wages and benefits	$125,198	$112,838
Federal excise and other passenger taxes and fees payable	77,274	36,884
Airport obligations	74,782	68,677
Fuel	43,449	11,704
Aircraft maintenance	37,396	27,466
Interest payable	27,087	37,202
Aircraft and facility lease obligations	20,864	67,374
Other	37,802	31,469
Other current liabilities	$443,852	$393,614

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
As of September 30, 2021, the Company had a fleet consisting of 168 A320 family aircraft. As of September 30, 2021, the Company had 63 aircraft financed under operating leases with lease term expirations between 2023 and 2039. In addition, the Company owned 105 aircraft of which 33 were purchased off lease and were unencumbered as of September 30, 2021. As of September 30, 2021, the Company also had 11 spare engines financed under operating leases with lease term expiration dates ranging from 2022 to 2033 and owned 20 spare engines unencumbered, of which 18, as of September 30, 2021, were pledged as collateral under the Company's revolving credit facility maturing in 2024.
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
Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of September 30, 2021, the Company was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
During the nine months ended September 30, 2021, the Company took delivery of eight aircraft under direct operating leases, three aircraft under sale-leaseback transactions, two engines purchased with cash and five engines under direct, short-term, operating leases. In addition, the Company purchased four previously leased aircraft and two previously leased engines.
As of September 30, 2021, the Company's finance lease obligations primarily relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of September 30, 2021. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Finance Lease Obligations
	(in thousands)
remainder of 2021 (1)	$215	$61,042	$1,249	$62,506
2022	842	240,576	4,771	246,189
2023	465	234,875	4,788	240,128
2024	215	222,266	3,028	225,509
2025	117	204,024	1,126	205,267
2026 and thereafter	39	1,502,219	143,139	1,645,397
Total minimum lease payments	$1,893	$2,465,002	$158,101	$2,624,996
Less amount representing interest	111	714,250	133,635	847,996
Present value of minimum lease payments	$1,782	$1,750,752	$24,466	$1,777,000
Less current portion	779	146,781	3,538	151,098
Long-term portion	$1,003	$1,603,971	$20,928	$1,625,902
(1) Includes $0.9 million of aircraft rent payment deferrals due to COVID-19 which are recorded in other current liabilities within the Company's condensed consolidated balance sheets.
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $3.1 million for the remainder of 2021, $0.6 million for 2022 and none for 2023 and beyond. During 2020, the Company entered into agreements to defer payments in 2020 and early 2021 related to facility rents and other airport service contracts at certain locations. Also during 2020, the Company entered into agreements to defer payments in 2020 and early 2021 related to certain aircraft and engine leases. The Company elected to apply the practical expedient issued by the Financial Accounting Standards Board in April 2020 which allows companies to treat a lease concession related to COVID-19 as though enforceable rights and obligations for the concessions existed regardless of whether those enforceable rights and obligations explicitly exist in the lease agreement. Amounts deferred as of September 30, 2021 are recorded in accrued rent within other current liabilities on the Company's condensed consolidated balance sheet.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Finance lease cost
Amortization of leased assets	$194	$169	$539	$439
Interest of lease liabilities	23	29	72	167
Operating lease cost
Operating lease cost (1)	56,991	51,122	161,764	149,345
Short-term lease cost (1)	7,638	7,181	21,729	20,779
Variable lease cost (1)	45,387	32,895	134,047	88,278
Total lease cost	$110,233	$91,396	$318,151	$259,008
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.

The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	September 30, 2021	September 30, 2020
Weighted-average remaining lease term
Operating leases	13.9 years	12.9 years
Finance leases	2.7 years	2.9 years
Weighted-average discount rate
Operating leases	5.81%	6.07%
Finance leases	4.86%	5.55%

10. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2021, the Company's total firm aircraft orders consisted of 123 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 123 aircraft, the Company has 3 aircraft scheduled for delivery in the remainder of 2021 and 17 aircraft scheduled for delivery in 2022.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of September 30, 2021, the Company is committed to purchase 17 PW1100G-JM spare engines, with deliveries through 2027. In addition, the Company has an agreement in place for one V2500 SelectTwo spare engine to be financed under a direct, short-term lease from a third-party lessor with delivery scheduled in 2021. As of September 30, 2021, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $158.6 million for the remainder of 2021, $898.9 million in 2022, $905.6 million in 2023, $993.7 million in 2024, $1,068.5 million in 2025, and $2,243.6 million in 2026 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute.

In addition to the aircraft purchase agreement, as of September 30, 2021, the Company has agreements in place for 38 A320neos and A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from 2021 through 2024. As of September 30, 2021, the Company had secured financing for 20 aircraft, scheduled for delivery from Airbus from 2021 through 2022, which will be financed through sale leaseback transactions. The contractual purchase amounts for these aircraft are included within the purchase commitments above. As of September 30, 2021, the Company did not have financing commitments in place for the remaining 103 Airbus aircraft on firm order through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
As of September 30, 2021, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $2.2 million for the remainder of 2021, $60.6 million in 2022, $137.4 million in 2023, $206.5 million in 2024, $235.0 million in 2025, and $2,178.5 million in 2026 and beyond.
Interest commitments related to the secured debt financing of 72 delivered aircraft as of September 30, 2021 are $20.0 million for the remainder of 2021, $71.7 million in 2022, $61.0 million in 2023, $49.8 million in 2024, $42.4 million in 2025, and $96.1 million in 2026 and beyond. As of September 30, 2021, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility are $13.9 million for the remainder of 2021, $48.5 million in 2022, $48.5 million in 2023, $48.5 million in 2024, $45.5 million in 2025, and $19.9 million in 2026 and beyond. For principal commitments related to the Company's debt financing, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of September 30, 2021: $7.0 million for the remainder of 2021, $23.6 million in 2022, $20.9 million in 2023, $17.3 million in 2024, $17.3 million in 2025, and $35.6 million in 2026 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of September 30, 2021 and December 31, 2020, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ ClubTM memberships as of September 30, 2021 and December 31, 2020, was $588.4 million and $423.7 million, respectively.
Employees
The Company has 5 union-represented employee groups that together represented approximately 81% of all employees as of September 30, 2021. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of September 30, 2021.

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

In February 2020, the IAMAW notified the Company, as required by the Railway Labor Act, that it intended to submit proposed changes to the collective bargaining agreement covering the Company's ramp service agents which became amendable in June 2020. The parties have been actively engaged in negotiations for an amended agreement since April 2021. On September 28, 2021, the Company filed an “Application for Mediation Services” with the National Mediation Board (NMB). The IAMAW and the Company were able to reach a tentative agreement with the assistance of the NMB on October 16, 2021. The Company's ramp service agents will be voting shortly whether to ratify the tentative agreement. The Company expects to have the results of this vote on or about November 4, 2021.

The Company's passenger service agents are represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. As of September 30, 2021, the Company continued to negotiate with the TWU.

In February 2021, the Company entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified the Company, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering the Company’s flight attendants. The Company and the AFA-CWA began the negotiation sessions on September 27, 2021.

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
    The carrying amounts and estimated fair values of the Company's long-term debt at September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021		December 31, 2020		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$510.0	$530.8	$850.0	$886.0	Level 3
Fixed-rate term loans	1,204.9	1,243.0	1,301.9	1,362.9	Level 3
Unsecured term loans	136.3	145.8	73.3	83.1	Level 3
2015-1 EETC Class A	311.6	326.0	322.6	323.4	Level 2
2015-1 EETC Class B	60.0	61.5	64.0	62.5	Level 2
2015-1 EETC Class C	80.9	80.7	86.6	77.8	Level 2
2017-1 EETC Class AA	200.3	205.6	214.4	207.4	Level 2
2017-1 EETC Class A	66.8	66.8	71.5	68.8	Level 2
2017-1 EETC Class B	55.8	55.8	60.6	56.2	Level 2
2017-1 EETC Class C	85.5	85.0	85.5	76.3	Level 2
4.75% convertible notes due 2025	28.2	64.1	175.0	380.3	Level 2
1.00% convertible notes due 2026	500.0	472.6	—	—	Level 2
Revolving credit facilities	—	—	275.1	275.1	Level 3
Total long-term debt	$3,240.3	$3,337.7	$3,580.5	$3,859.8

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2021 and December 31, 2020 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of September 30, 2021, the Company had a $35.0 million standby letter of credit secured by restricted cash, of which $27.0 million had been drawn upon for issued letters of credit. In addition, the Company had $20.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.
Short-term Investment Securities

Short-term investment securities at September 30, 2021 and December 31, 2020 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

Assets Held for Sale

The Company's assets held for sale consist of rotable aircraft parts. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to prepaid expenses and other current assets on the Company's condensed consolidated balance sheets and discontinues depreciation. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for the Company's held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources. As of September 30, 2021 and December 31, 2020, the Company had $2.3 million in assets held for sale recorded within prepaid expenses and other current assets in the Company's condensed consolidated balance sheets. The balance of the Company's held-for-sale assets remained the same during the nine months ended September 30, 2021, as the Company had no purchases, sales nor realized and unrealized losses or gains related to these assets during this period.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,533.2	$1,533.2	$—	$—
Restricted cash	55.4	55.4	—	—
Short-term investment securities	106.4	106.4	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,697.3	$1,695.0	$—	$2.3

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,789.7	$1,789.7	$—	$—
Restricted cash	71.4	71.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,969.7	$1,967.4	$—	$2.3

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2021 and the year ended December 31, 2020.

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

12. Debt and Other Obligations

As of September 30, 2021, the Company had outstanding public and non-public debt instruments. During the nine months ended September 30, 2021, the Company incurred debt through unsecured term loans and the 1.00% convertible senior notes due 2026 described below.

Unsecured term loans

In connection with the Company's participation in the PSP2, the Company received a total of $212.1 million during the first and second quarter of 2021, used exclusively to pay for salaries, wages and benefits for the Company's Team Members through March 31, 2021. Of that amount, $33.6 million is in the form of a low-interest 10-year unsecured term loan. Interest on this loan is payable semi-annually at a rate of 1.0% in years 1 through 5 and a rate of the Secured Overnight Financing Rate plus 2.0% in years 6 through 10. The note is prepayable at any time, without penalty, at the Company’s option and has principal due at maturity in 2031.

In connection with the Company's participation in the PSP3, the Company received a total of $197.9 million during the second quarter of 2021, used exclusively to pay for salaries, wages and benefits for the Company's Team Members through September 30, 2021. Of that amount, $29.4 million is in the form of a low-interest 10-year unsecured term loan. Interest on this loan is payable semi-annually at a rate of 1.0% in years 1 through 5 and a rate of the Secured Overnight Financing Rate plus 2.0% in years 6 through 10. The note is prepayable at any time, without penalty, at the Company’s option and has principal due at maturity in 2031.

The Company has concluded that no terms exist within the contract that would require a short-term classification of the debt instrument within the Company’s condensed consolidated balance sheet at the inception of the loan. Therefore, the debt has been recorded at face value and classified within long-term debt and finance leases in the Company’s condensed consolidated balance sheets.

Revolving credit facility due in 2024

On March 30, 2020, the Company entered into a revolving credit facility for $110.0 million, with an option to increase the overall commitment amount up to $350 million with the consent of any participating lenders and subject to borrowing base availability. In the second quarter of 2020, the commitment was increased to $180.0 million and during the first quarter of 2021, the commitment was further increased to $240.0 million. As of December 31, 2020, the Company had drawn $180.0 million on the revolving credit facility. During the second quarter of 2021, the Company paid down the revolving credit facility in full leaving $240.0 million undrawn and available as of September 30, 2021. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets. During the first quarter of 2021, the maturity date of the facility was extended for two additional years. The final maturity of the facility is March 30, 2024.

Revolving credit facility due in 2021

During the fourth quarter of 2018, the Company entered into a revolving credit facility for up to $160.0 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus, related to Airbus A320neo aircraft scheduled to be delivered at the time. The maximum borrowing capacity of the facility decreased with the deliveries of the related aircraft. As of December 31, 2020, the Company had drawn the then maximum borrowing capacity of $95.1 million, included in current maturities of long-term debt and finance leases on the Company's condensed consolidated balance sheets. The revolving credit facility matured on March 30, 2021 and as such, there is no outstanding amount as of September 30, 2021.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025"). After taking into account the extinguishment of debt discussed below, as of September 30, 2021, the if-converted value exceeds the principal amount of the convertible notes by $29.8 million and $40.6 million, using the average stock price for the three and nine ended September 30, 2021, respectively. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $28.2 million recorded within current maturities of long-term debt and finance leases on its condensed consolidated balance sheets as of September 30, 2021 related to its convertible senior notes due 2025.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2021, the notes may be converted by noteholders through December 31, 2021. No notes were converted during the nine months ended September 30, 2021, with the exception of the loss on extinguishment of debt discussed below.

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

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026"). The convertible notes due 2026 will bear interest at the rate of 1.00% per year and will mature on May 15, 2026. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. Since the notes are currently not convertible, in accordance with the terms of the indenture governing such notes, the Company had $487.2 million recorded within long-term debt, net of debt issuance costs of $12.8 million, on its condensed consolidated balance sheets as of September 30, 2021 related to its 1.00% convertible notes due 2026.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2021, the notes did not qualify for conversion by noteholders through December 31, 2021.

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

Extinguishment of Debt

During the second quarter of 2021, the Company used a portion of the net proceeds generated from the issuance of its 1.00% convertible notes due 2026 to repurchase $146.8 million aggregate principal amount of its 4.75% convertible notes due 2025 for $440.7 million, which included a premium of $290.7 million and accrued and unpaid interest of $3.2 million. In connection with this debt extinguishment, the Company recorded $295.2 million within loss on extinguishment of debt on its condensed consolidated statement of operations for the nine months ended September 30, 2021. This amount includes the $290.7 million in premiums paid to early extinguish the debt and $4.5 million for the write off of related deferred financing costs.

In addition, during the second quarter of 2021, the Company used net proceeds from a registered direct placement of its common stock to holders of its 4.75% convertible notes due 2025 to redeem $340.0 million principal amount of its 8.00% senior secured notes for $368.7 million, which included a premium of $27.2 million and accrued and unpaid interest of $1.5 million. In connection with this debt extinguishment, the Company recorded $36.4 million within loss on extinguishment of debt on its condensed consolidated statement of operation for the nine months ended September 30, 2021. This amount includes the $27.2 million in premiums paid to early extinguish the debt, $6.1 million for the write-off of related deferred financing costs and $3.1 million for the write-off of the related original issuance discount. Refer to Note 13, Equity for additional information on the common stock offering completed in the second quarter of 2021.

Long-term debt is comprised of the following:

	As of		As of
	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$510.0	$850.0	8.00%	8.00%
Fixed-rate loans due through 2032	1,204.9	1,301.9	3.36%	3.36%
Unsecured term loans due in 2031	136.3	73.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	311.6	322.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	60.0	64.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	80.9	86.6	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	200.3	214.4	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	66.8	71.5	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	55.8	60.6	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible notes due 2025	28.2	175.0	4.75%	4.75%
Convertible notes due 2026	500.0	—	1.00%	N/A
Revolving credit facility due in 2021	—	95.1	N/A	1.55%
Revolving credit facility due in 2024	—	180.0	N/A	2.15%
Long-term debt	$3,240.3	$3,580.5
Less current maturities	207.5	383.5
Less unamortized discounts, net	58.3	131.4
Total	$2,974.5	$3,065.6

During the three and nine months ended September 30, 2021, the Company made scheduled principal payments of $45.6 million and $416.3 million on its outstanding debt obligations, respectively. During the three and nine months ended September 30, 2020, the Company made scheduled principal payments of $58.6 million and $208.0 million on its outstanding debt obligations, respectively.
At September 30, 2021, long-term debt principal payments for the next five years and thereafter are as follows:

September 30, 2021
(in millions)
remainder of 2021	$53.6
2022	192.0
2023	335.5
2024	221.0
2025	725.3
2026 and beyond	1,712.9
Total debt principal payments	$3,240.3

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
8.00% senior secured notes (1)	10,461	$2,518	41,436	$2,518
Fixed-rate term loans	10,522	11,061	32,171	32,298
Unsecured term loans	344	169	824	226
Class A 2015-1 EETC	3,212	3,438	9,665	10,390
Class B 2015-1 EETC	671	760	2,039	2,308
Class C 2015-1 EETC	997	1,138	3,051	3,485
Class AA 2017-1 EETC	1,734	1,849	5,248	5,604
Class A 2017-1 EETC	625	666	1,892	2,020
Class B 2017-1 EETC	546	603	1,659	1,870
Class C 2017-1 EETC	1,104	1,104	3,275	3,288
Convertible notes (2)	1,585	5,883	5,412	9,021
Revolving credit facilities	—	1,403	1,733	4,017
Finance leases	23	29	72	169
Commitment and other fees	612	110	1,644	555
Amortization of deferred financing costs	3,273	2,704	10,056	7,336
Total	$35,709	$33,435	$120,177	$85,105
(1) Includes $0.3 million and $1.0 million of accretion and $10.2 million and $40.4 million of interest expense for the three and nine months ended September 30, 2021, respectively.
(2) Includes $3.8 million and $5.8 million of accretion for the three and nine months ended September 30,2020, respectively, and $2.1 million and $3.2 million of interest expense for the three and nine months ended September 30, 2020, respectively. In connection with the adoption of ASU 2020-06, effective January 1, 2021, the Company derecognized the interest expense related to the accretion of the debt discount recorded in prior periods. Refer to Note 3, Recent Accounting Developments, for further information on the adoption of ASU No. 2020-06.
13. Equity

Warrants

In connection with the Company's participation in the PSP2 agreement with the Treasury, during the nine months ended September 30, 2021, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares of the Company's common stock at a strike price of $24.42 per share (the closing price for the shares of the Company's common stock on December 24, 2020). Additionally, in connection with the Company's participation in the PSP3 agreement with the Treasury, during the nine months ended September 30, 2021, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 80,539 shares of the Company's common stock at a strike price of $36.45 (the closing price for the shares of the Company's common stock on March 10, 2021) per share. The warrant agreements set out the Company’s obligations to issue warrants in connection with disbursements under the PSP2 and PSP3 and to file a resale shelf registration statement for the warrants and the underlying shares of common stock; prospectus supplements for which were filed in May 2021 and June 2021, respectively. The Company has also granted the Treasury certain demand and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants include adjustments for below market issuances, payment of dividends and other customary anti-dilution provisions. The warrants are transferable and have no voting rights. The warrants expire in five years from the date of issuance and at the Company's option, may be settled on a "net cash" or "net shares" basis. Refer to Note 2, Impact of COVID-19, for further information on the PSP2 and PSP3 agreements with Treasury. The 137,753 warrants issued in connection with the PSP2 agreement and the 80,539 warrants issued in connection with the PSP3 agreement, together with the 520,797 warrants issued in connection with the PSP agreement, represent less than 1% of the outstanding shares of the Company's common stock as of September 30, 2021.

The Company concluded that the PSP, PSP2, and PSP3 warrant agreements are derivative contracts classified within equity, at fair value upon issuance, within the Company’s condensed consolidated balance sheet. Equity-classified contracts are initially measured at fair value and subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity. As of September 30, 2021, the Company had recorded $4.3 million, net of issuance cost, in APIC related to the fair value of warrants issued in connection with the Company's participation in the PSP2 and PSP3 programs.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and nine month periods ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Percent Change
	2021	2020
Operating Statistics (unaudited) (A):
Average aircraft	166.6	154.5	7.8%
Aircraft at end of period	168	155	8.4%
Average daily aircraft utilization (hours)	10.4	6.9	50.7%
Average stage length (miles)	1,010	1,037	(2.6)%
Departures	59,419	37,120	60.1%
Passenger flight segments (PFSs) (thousands)	8,319	4,623	79.9%
Revenue passenger miles (RPMs) (thousands)	8,579,489	4,879,334	75.8%
Available seat miles (ASMs) (thousands)	11,059,710	7,164,634	54.4%
Load factor (%)	77.6%	68.1%	9.5 pts
Fare revenue per passenger flight segment ($)	50.61	35.57	42.3%
Non-ticket revenue per passenger flight segment ($)	60.30	51.37	17.4%
Total revenue per passenger flight segment ($)	110.91	86.94	27.6%
Average yield (cents)	10.75	8.24	30.5%
TRASM (cents)	8.34	5.61	48.7%
CASM (cents)	8.22	7.00	17.4%
Adjusted CASM (cents)	8.93	9.07	(1.5)%
Adjusted CASM ex-fuel (cents)	6.58	7.75	(15.1)%
Fuel gallons consumed (thousands)	121,126	74,222	63.2%
Average economic fuel cost per gallon ($)	2.14	1.27	68.5%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Nine Months Ended September 30,		Percent Change
	2021	2020
Operating Statistics (unaudited) (A):
Average aircraft	161.3	151.6	6.4%
Aircraft at end of period	168	155	8.4%
Average daily aircraft utilization (hours)	9.3	6.8	36.8%
Average stage length (miles)	1,018	1,020	(0.2)%
Departures	153,405	106,048	44.7%
Passenger flight segments (PFSs) (thousands)	22,177	13,176	68.3%
Revenue passenger miles (RPMs) (thousands)	22,962,872	13,723,197	67.3%
Available seat miles (ASMs) (thousands)	29,262,614	19,888,442	47.1%
Load factor (%)	78.5%	69.0%	9.5 pts
Fare revenue per passenger flight segment ($)	43.51	41.72	4.3%
Non-ticket revenue per passenger flight segment ($)	57.64	57.82	(0.3)%
Total revenue per passenger flight segment ($)	101.15	99.54	1.6%
Average yield (cents)	9.77	9.56	2.2%
TRASM (cents)	7.67	6.59	16.4%
CASM (cents)	7.65	8.34	(8.3)%
Adjusted CASM (cents)	8.85	9.85	(10.2)%
Adjusted CASM ex-fuel (cents)	6.74	8.21	(17.9)%
Fuel gallons consumed (thousands)	311,874	211,164	47.7%
Average economic fuel cost per gallon ($)	1.98	1.55	27.7%

    (A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary

As a result of the COVID-19 pandemic, we experienced sharp declines in passenger demand and bookings beginning in March 2020 that lasted throughout 2020, and to a lesser extent throughout 2021. Since its initial onset in early 2020, the impact of the COVID-19 pandemic has evolved and continues to be fluid. While air travel demand improved during 2021, as compared to the majority of 2020, we still experienced weakened passenger demand and bookings as compared to pre-pandemic levels. However, as the current year has progressed and as described below, we have seen some improvement in our business.
Load factor for the third quarter of 2021 was 77.6% as compared to 68.1% for the same period in the prior year. We experienced an increase in capacity of 54.4%, period over period, as air travel demand continued to increase compared to the same period in the prior year. As the COVID-19 pandemic continues to evolve, our financial and operational outlook remains subject to change. We continue to monitor the impact of the pandemic on our operations and financial condition, and to adjust our mitigation and operational strategies.

Caring for Guests and Team Members

In response to the COVID-19 pandemic, in early 2020, we implemented measures for the safety of our Guests and Team Members as well as to mitigate the impact of COVID-19 on our financial position and operations. In addition to previously existing procedures including utilization of hospital-grade disinfectants and state-of-the-art HEPA filters that capture 99.97% of airborne particles onboard the aircraft, we expanded cleaning protocols which included increased cleaning at airports and other facilities, expanded aircraft turn and overnight cleaning protocols and use of new antimicrobial fogging tool in our facilities and aircraft. In addition, we continue to require Guests and Guest-facing Team Members to wear an appropriate face covering when traveling through the airport or onboard aircraft. We have continued these safety measures through 2021 and our Operations and Task Force teams remain in constant contact with authorities, continuing to evolve its response to ensure the safety of Guests and Team Members. We have also offered future flight credits with extended expiration dates to Guests with impacted travel plans and waived change and cancellation fees for Guests who booked travel through the first quarter of 2021.

Capacity Reductions

At the onset of the COVID-19 pandemic in March 2020, in response to government restrictions on travel and drastically reduced consumer demand, we began to significantly reduce capacity each month with the largest capacity reduction in May 2020 at approximately 94%, year over year, and smaller capacity reductions of 20.8% and 20.1% in the holiday months of November and December, respectively. Through early 2021, we continued to operate at reduced capacity levels although to a lesser extent than noted at the height of the pandemic during mid-2020. Through 2021, we have continually added back capacity such that since mid-2021, we have been nearly back to the capacity levels we were operating at prior to the pandemic.

The COVID-19 pandemic and its effects continue to evolve, with developments including:

•Fluctuations in the rate of infections during 2021;

•Infections from the more recently identified Delta variant;

•The emergency use authorization issued by the U.S. Food and Drug Administration for COVID-19 vaccines;

•The requirement, effective January 26, 2021, that all U.S. inbound international travelers provide a negative COVID-19 test prior to flying;

•Increases in the availability of COVID-19 vaccines resulting in expanded eligibility to more groups of people to receive the vaccine;

•The approval of the Pfizer-BioNTech COVID-19 vaccine for persons aged 16 years and over;

•The requirement, effective November 8, 2021, that all inbound international travelers, that are a non-U.S. citizen and a nonimmigrant (not a U.S. citizen, U.S. national, lawful permanent resident, or traveling to the United States on an immigrant visa) provide evidence of being fully vaccinated against COVID-19.

In addition, the President has signed an Executive Order to require all federal executive branch workers to be fully vaccinated against COVID-19. The President also signed an Executive Order directing that this standard be extended to employees of contractors that do business with the federal government. However, we do not have any such contracts with the federal government, therefore, we are currently not subject to the Executive order. While we currently estimate that air travel demand will continue to fluctuate in the upcoming months as the effects of COVID-19 continue to develop, we expect that air travel demand will continue to gradually recover in the remainder of 2021 and into 2022. However, the situation continues to be fluid and actual capacity adjustments may be different than what we currently expect. Refer to "Notes to Condensed Consolidated Financial Statements— 4, Revenue," for discussion of the impact of COVID-19 on our air traffic liability, credit shells and refunds.

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

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law which extended the PSP portion of the CARES Act through March 31, 2021 ("PSP2") and provided an additional $15 billion to fund the PSP2 for employees of passenger air carriers. We entered into the PSP2 payroll support program agreement with the Treasury on January 15, 2021. During the first and second quarters of 2021, we received a total of $212.1 million through the PSP2, used exclusively to pay for salaries, wages and benefits for our Team Members through March 31, 2021. Of that amount, $33.6 million is in the form of a low-interest 10-year loan. In addition, in connection with our participation in the PSP2, we issued to Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares of our common stock at a strike price of $24.42 per share (the closing price for the shares of our common stock on December 24, 2020) with a fair value of $2.8 million. We registered the resale of the warrant pursuant to the warrant agreement with Treasury in May 2021. The remaining amount of $175.6 million, net of related costs, is in the form of a grant and was recognized in special credits in our condensed consolidated statement of operations.

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

The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. This legislation amended the employee retention credit to be equal to 70% of qualified wages paid to employees after December 31, 2020, and before January 1, 2022. During calendar year 2021, a maximum of $10,000 in qualified wages for each employee per qualifying calendar quarter may be counted in determining the 70% credit. Therefore, the maximum tax credit that can be claimed by an eligible employer is $7,000 per employee per qualifying calendar quarter of 2021. We expect to receive $37.5 million related to the employee retention credit for the first and second quarters of 2021. We did not qualify for the the employee retention credit for the third quarter of 2021. During the nine months ended September 30, 2021, we recorded the $37.5 million related to the CARES Employee Retention credit within special credits on our condensed consolidated statements of operations. Refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits," for additional information.

ARP also authorized Treasury to provide additional assistance to passenger air carriers that received financial assistance under PSP2 ("PSP3"). Under the ARP, Treasury will provide up to $14 billion to fund the PSP3 for employees of passenger air carriers. We entered into the PSP3 payroll support program agreement with the Treasury on April 29, 2021. During the second quarter of 2021, we received a total of $197.9 million through the PSP3, to be used exclusively to pay for salaries, wages and benefits for our Team Members through September 30, 2021. Of that amount, $29.4 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP3, we issued to Treasury warrants pursuant to a warrant agreement to purchase up to 80,539 shares of our common stock at a strike price of $36.45 (the closing price for the shares of our common stock on March 10, 2021) per share with a fair value of $1.5 million. We registered the resale of the warrants pursuant to the warrant agreement with Treasury in June 2021. The remaining amount of $167.0 million, net of related costs, is in the form of a grant and was recognized in special credits in our condensed consolidated statement of operations. Total warrants issued in connection with the PSP, PSP2 and PSP3 represent less than 1% of the outstanding shares of our common stock as of September 30, 2021.

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

Finally, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. As of September 30, 2021, we had deferred $23.2 million in social security tax payments. The deferred amounts are recorded within other current liabilities and within deferred gains and other long-term liabilities on our condensed consolidated balance sheet.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the COVID-19 pandemic in the U.S. in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. During the twelve months ended December 31, 2020, these actions included the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of our voting common stock for which we received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of our voting common stock through our ATM Program for which we received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020. During the first quarter of 2021, we entered into an amendment to this revolving credit facility which extended the maturity to March 30, 2024 and increased the commitment amount to $240.0 million. During the second quarter of 2021, the revolving credit facility was paid down in full and $240.0 million remained undrawn and available as of September 30, 2021. During the nine months ended September 30, 2021, we further improved our liquidity and financial position through the public offering of $500.0 million in 1.00% convertible notes due 2026, the issuance of 10,594,073 shares of our voting common stock for which we received net proceeds of $370.8 million, the extinguishment of $146.8 million in principal amount of our 4.75% convertible notes due 2025 and the extinguishment of $340.0 million in principal amount of our 8.00% senior secured notes. Refer to "Notes to Condensed Consolidated Financial Statements—12, Debt and Other Obligations and 13, Equity," for additional information. As a result of these actions, as of September 30, 2021, we had $1,879.6 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

For purposes of assessing our liquidity needs, we estimate that air travel demand will continue to recover in the remainder of 2021 and into 2022. We believe the actions taken since the onset of the COVID-19 pandemic address our future liquidity needs, but we may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives, prevailing government policy and financial market conditions.

Workforce Actions

In 2020, in response to the COVID-19 pandemic, we worked with unionized employees and the related unions to create voluntary leave programs for pilots, flight attendants and other unionized employee groups. We also created voluntary leave programs for certain non-unionized employee groups. Due to the high level of support and acceptance of the voluntary programs offered, the total number of Team Members involuntarily terminated in 2020 was reduced by more than 95%. As required by the PSP2, during the first quarter of 2021, we offered to rehire all eligible Team Members who were involuntarily terminated during 2020. For the three and nine months ended September 30, 2021, we recorded $0.6 million and $2.0 million in special charges within special credits on our condensed consolidated statement of operations related to the rehiring of Team Members under our involuntary employee separation program. In addition, in response to increased air travel demand, during the first quarter of 2021, we requested the voluntary return to work of certain Team Members on leave under our voluntary leave programs. As of September 30, 2021, all Team Members previously on voluntary leave had returned to work. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on our condensed consolidated statement of operations. As we continue to monitor the impacts of the pandemic on our operations and financial condition, we will consider and evaluate the need for any additional workforce actions in future periods. We are monitoring the Biden administration's recent announcement that the COVID-19 vaccination or testing requirements will be mandated for companies with more than 100 employees. While the implementation of this will depend on government guidance, we expect to comply with the government requirements as they are mandated.

Summary of Results

For the third quarter of 2021, we had an operating margin of 1.5%, an increase of 26.2 percentage points compared to the prior year period. We generated a pre-tax loss of $17.0 million and a net income of $14.8 million on operating revenues of $922.6 million. For the third quarter of 2020, we generated a pre-tax loss of $128.5 million and a net loss of $99.1 million on operating revenues of $401.9 million.
Our Adjusted CASM ex-fuel for the third quarter of 2021 was 6.58 cents compared to 7.75 cents in the same period in the prior year. The decrease on a per-ASM basis was primarily due to a decrease in salaries, wages and benefits expense, landing fees and other rents and depreciation and amortization expense on a per-ASM basis. This decrease was primarily driven by a significant increase in ASMs of 54.4%, period over period, as a result of increased air travel demand as compared to the prior year period.
As of September 30, 2021, we had 168 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 64 A320s, 30 A321s, and 43 A320neos. With the scheduled delivery of 5 aircraft during the remainder of 2021, we expect to end 2021 with 173 aircraft in our fleet.
Comparison of three months ended September 30, 2021 to three months ended September 30, 2020
Operating Revenues

Operating revenues increased $520.7 million, or 129.6%, to $922.6 million for the third quarter of 2021, as compared to the third quarter of 2020, primarily due to an increase in traffic of 75.8%, an increase in average yield of 30.5% and an increase in load factor of 9.5 pts. Traffic, average yield and load factor improved due to the increased air travel demand as compared to the prior year period. The fluctuation in air travel demand due to the COVID-19 pandemic continues to be uncertain although we expect it to continue to gradually improve throughout the remainder of 2021 and into 2022.

Total revenue per passenger flight segment increased 27.6%, year over year. The increase in total revenue per passenger flight segment was primarily driven by a 30.5% increase in average yield, period over period. Fare revenue per passenger flight segment increased 42.3% while non-ticket revenue per passenger flight segment increased 17.4% as the majority of the breakage revenue was recognized within fare revenue. Breakage, brand-related and other revenues (typically not directly driven by the number of passenger flight segments) increased 147.8% over the same period in prior year while the number of passenger flight segments increased 79.9% year over year. Breakage revenue is comprised of unredeemed flight credits that expired unused, no-show revenue and cancellation fees. Brand-related revenue is comprised of revenues associated with Spirit Saver$ ClubTM membership and the marketing component of our cobranded credit card revenue.
Operating Expenses
Operating expenses increased $407.2 million, or 81.2%, to $908.6 million for the third quarter of 2021 compared to $501.4 million for the third quarter of 2020, primarily due to an increase in operations as reflected by a 54.4% increase in capacity and a 75.8% increase in traffic. In addition, we had a 68.5% increase in average economic fuel cost per gallon and a 63.2% increase in fuel gallons consumed, both of which contributed to a $165.3 million increase in aircraft fuel expense, period over period.

Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended September 30, 2021 and 2020.
Aircraft fuel expense increased by $165.3 million, or 175.4%, from $94.3 million in the third quarter of 2020 to $259.6 million in the third quarter of 2021. This higher fuel expense, period over period, was due to a 63.2% increase in fuel gallons consumed and a 68.5% increase in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2021	2020
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	121,126	74,222	63.2%
Into-plane fuel cost per gallon	$2.14	$1.27	68.5%
Aircraft fuel expense (per condensed consolidated statements of operations)	$259,618	$94,258	175.4%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 68.5% was primarily a result of an increase in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2021 and 2020, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended September 30,
	2021	2020			2021	2020
	(in thousands)				(in cents)
Salaries, wages, and benefits	$277,372	$228,370	$49,002	21.5%	2.51	3.19	(0.68)	(21.3)%
Aircraft fuel	259,618	94,285	165,333	175.4%	2.35	1.32	1.03	78.0%
Depreciation and amortization	74,260	71,351	2,909	4.1%	0.67	1.00	(0.33)	(33.0)%
Landing fees and other rents	77,703	76,526	1,177	1.5%	0.70	1.07	(0.37)	(34.6)%
Aircraft rent	65,873	49,379	16,494	33.4%	0.60	0.69	(0.09)	(13.0)%
Maintenance, materials and repairs	41,183	28,213	12,970	46.0%	0.37	0.39	(0.02)	(5.1)%
Distribution	36,085	17,882	18,203	101.8%	0.33	0.25	0.08	32.0%
Loss on disposal of assets	532	—	532	NM	—	—	—	NM
Special credits	(85,775)	(148,308)	62,533	NM	(0.78)	(2.07)	1.29	NM
Other operating	161,785	83,695	78,090	93.3%	1.46	1.17	0.29	24.8%
Total operating expenses	$908,636	$501,393	$407,243	81.2%	8.22	7.00	1.22	17.4%
Adjusted CASM (1)					8.93	9.07	(0.14)	(1.5)%
Adjusted CASM ex-fuel (2)					6.58	7.75	(1.17)	(15.1)%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended September 30,
	2021		2020
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.22		7.00
Loss on disposal of assets	$0.5	—	$—	—
Special credits	(85.8)	(0.78)	(148.3)	(2.07)
Supplemental rent adjustments	6.4	0.06	—	—
Adjusted CASM (cents)		8.93		9.07

(2)Excludes aircraft fuel expense, loss on disposal of assets, special credits and supplemental rent adjustments related to the accrual of lease return costs for two engines purchased off lease.
Our Adjusted CASM ex-fuel for the third quarter of 2021 was 6.58 cents as compared to 7.75 cents for the third quarter of 2020. Improved air travel demand, as compared to the prior year period, drove a significant increase in ASMs of 54.4%, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on primarily fixed costs such as salaries, wages and benefits expense, landing fees and other rents expense and depreciation and amortization expense.
Salaries, wages and benefits for the third quarter of 2021 increased $49.0 million, or 21.5%, as compared to the third quarter of 2020. This increase was primarily driven by higher salaries, crew overtime and per diem pay, 401(k) expense and bonus expense, period over period. The increase in salaries and per diem was mainly driven by a 5.8% increase in our pilot and flight attendant workforce, period over period, and an increase in crew overtime and per diem pay as a result of increased operations as compared to the prior year period. The increase in 401(k) expense was mainly driven by higher average pay rates and 401(k) employer contribution rates to our pilots as compared to the prior year period and the increase in bonus expense was primarily driven by incentives and bonus-based performance metrics being met during 2021.

Depreciation and amortization for the third quarter of 2021 increased by $2.9 million, or 4.1%, as compared to the prior year period. The increase in depreciation expense on a dollar basis was primarily driven by the purchase of one new aircraft and the purchase of four previously leased aircraft since the third quarter of 2020. In addition, for the three months ended September 30, 2021, we had an increase of $1.1 million in computer hardware depreciation.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs was $22.7 million and $23.0 million for the third quarters of 2021 and 2020, respectively. The slight decrease in amortization of heavy maintenance was primarily due to the lengthened amortization period of the heavy maintenance related to 4 aircraft purchased off lease during the current period. This decrease in amortization of heavy maintenance was partially offset by an increase due to the timing and number of maintenance events, as compared to the prior year period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $63.9 million and $51.3 million for the third quarter of 2021 and 2020, respectively.
Landing fees and other rents for the third quarter of 2021 increased $1.2 million, or 1.5%, as compared to the third quarter of 2020. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees driven by increased operations and higher landing fee rates. A portion of our landing fees and other rents are variable in nature and vary based on factors such as the number of departures. As compared to the prior year period, departures increased by 60.1% and passenger flight segments increased by 79.9%. In addition, as compared to the prior year period, we had an increase in facility rent driven by higher rent rates, period over period. These increases were partially offset by an increase in signatory adjustment credits as compared to the prior year period. In the prior year period, airports were recovering operating losses from lower utilization fees as well as increased market share at certain airports where other airlines had decreased flying due to the impact of COVID-19 on air travel demand resulting in signatory adjustment costs in the prior year period. Higher landing fee rates and higher rent rates, period over period, partially offset the decrease noted on a per-ASM basis.
Aircraft rent expense for the third quarter of 2021 increased by $16.5 million, or 33.4%, as compared to the third quarter of 2020. This increase in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2020, we have acquired 12 new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of four aircraft off lease completed during the first and second quarters of 2021. In addition, aircraft rent expense increased as a result of an increase in supplemental rent, period over period, driven by the accrual of $6.4 million in lease return costs related to the purchase of two spare engines off lease made during the third quarter of 2021. The decrease on a per-ASM basis was partially offset by the increase in supplemental rent noted above.
Maintenance, materials and repairs expense for the third quarter of 2021 increased by $13.0 million, or 46.0%, as compared to the third quarter of 2020. The increase in maintenance, materials and repairs expense on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of a 50.7% increase in average daily aircraft utilization in the current period as compared to the prior year period.

Distribution costs increased by $18.2 million, or 101.8%, in the third quarter of 2021 as compared to the third quarter of 2020. The increase on a dollar basis was primarily due to increased sales volume, resulting from increased air travel demand, which impacts our variable distribution costs such as credit card fees and GDS fees.

Loss on disposal of assets for the three months ended September 30, 2021 primarily consisted of $0.5 million related to the loss on one aircraft sale leaseback transaction completed during the third quarter of 2021. Please refer to "Notes to Condensed Consolidated Financial Statements—9. Leases" for information regarding our accounting policy on sale-leaseback transactions. We had no loss on disposal of assets for the three months ended September 30, 2020.

Special credits for the three months ended September 30, 2021 consisted of $86.4 million related to the grant component of the PSP3 agreements with the Treasury. This special credit was partially offset by $0.6 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP3. Special credits for the three months ended September 30, 2020 consisted of $142.9 million of deferred salaries, wages and benefits recognized in connection with the grant component of the PSP with Treasury. In addition, we recorded $7.8 million related to the CARES Act Employee Retention credit. These special credits were partially offset by $2.4 million in special charges recorded in the third quarter of 2020 related to our voluntary and involuntary employee separation programs. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits."

Other operating expenses for the third quarter of 2021 increased by $78.1 million, or 93.3%, as compared to the third quarter of 2020. The increase in other operating expenses on a dollar basis was primarily due to an increase in overall operations and an increase in passenger reaccomodation expense, period over period. As compared to the prior year period, departures increased by 60.1% and passenger flight segments increased by 79.9%, which drove these increases in variable other operating expenses. In addition, we had higher passenger reaccomodation expense, period over period, related to significant irregular operations during the third quarter of 2021 due to a series of overlapping challenges, primarily adverse weather and airport staffing shortages, leading to severe crew dislocations.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended September 30, 2021 primarily represent interest related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes. Our interest expense and corresponding capitalized interest for the three months ended September 30, 2020, primarily represents interest related to the financing of purchased aircraft as well as the interest and accretion related to our convertible notes and 8.00% senior secured notes. As of September 30, 2021 and 2020, we had 72 and 71 aircraft financed through secured long-term debt arrangements, respectively.

Our interest income for the three months ended September 30, 2021 and 2020 represents interest income earned on our cash, cash equivalents and short-term investments.

Income Taxes

Our effective tax rate for the third quarter of 2021 was 186.9% compared to 22.9% for the third quarter of 2020. The increase in the tax rate, as compared to the prior year period, is primarily due to an additional tax benefit recorded during the three months ended September 30, 2021, related to a change in the annualized tax rate for the year ended December 31, 2021. While we expect our tax rate to be a fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of nine months ended September 30, 2021 to nine months ended September 30, 2020
Operating Revenues
Operating revenues increased $931.7 million, or 71.0%, to $2,243.2 million for the nine months ended September 30, 2021, as compared to the prior year period, primarily due to an increase in traffic of 67.3% and an increase in load factor of 9.5 pts. Traffic and load factor improved due to the increased air travel demand as compared to prior year period. The fluctuation in air travel demand due to the COVID-19 pandemic continues to be uncertain although we expect it to continue to gradually improve throughout the remainder of 2021 and into 2022.

Total revenue per passenger flight segment increased 1.6%, year over year. The increase in total revenue per passenger flight segment was primarily due to an increase of 2.2% in average yield, period over period. Fare revenue per passenger flight segment increased 4.3%, as compared to the prior year period, while non-ticket revenue per passenger flight segment decreased 0.3%, as compared to the prior year period, as the majority of the breakage revenue was recognized within fare revenue. Breakage, brand-related and other revenues (typically not directly driven by the number of passenger flight segments) increased 38.9% over the same period in prior year while the number of passenger flight segments increased 68.3% year over year. Breakage revenue is comprised of unredeemed flight credits that expired unused, no-show revenue and cancellation fees. Brand-related revenue is comprised of revenues associated with Spirit Saver$ ClubTM membership and the marketing component of our cobranded credit card revenue.

Operating Expenses
Operating expenses increased for the nine months ended September 30, 2021 by $579.2 million, or 34.9%, as compared to the prior year period primarily due to an increase in operations as reflected by a 67.3% increase in traffic and a 47.1% increase in capacity, as a result of increased travel demand as compared to the prior year period. Period over period, we had an increase of $77.5 million in special credits that partially offset the increase noted in other operating expenses. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits."
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2021	2020
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	311,874	211,164	47.7%
Into-plane fuel cost per gallon	$1.98	$1.55	27.7%
Aircraft fuel expense (per condensed consolidated statements of operations)	$617,373	$327,403	88.6%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2021 and 2020, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Nine Months Ended September 30,
	2021	2020			2021	2020
	(in thousands)				(in cents)
Salaries, wages, and benefits	$780,300	$682,429	$97,871	14.3%	2.67	3.43	(0.76)	(22.2)%
Aircraft fuel	617,373	327,403	289,970	88.6%	2.11	1.65	0.46	27.9%
Depreciation and amortization	222,275	206,455	15,820	7.7%	0.76	1.04	(0.28)	(26.9)%
Landing fees and other rents	231,308	183,995	47,313	25.7%	0.79	0.93	(0.14)	(15.1)%
Aircraft rent	185,296	143,781	41,515	28.9%	0.63	0.72	(0.09)	(12.5)%
Maintenance, materials and repairs	110,725	81,516	29,209	35.8%	0.38	0.41	(0.03)	(7.3)%
Distribution	94,990	62,977	32,013	50.8%	0.32	0.32	—	—%
Loss on disposal of assets	1,838	—	1,838	NM	0.01	—	0.01	NM
Special credits	(377,715)	(300,219)	(77,496)	NM	(1.29)	(1.51)	0.22	NM
Other operating	372,153	271,042	101,111	37.3%	1.27	1.36	(0.09)	(6.6)%
Total operating expenses	$2,238,543	$1,659,379	$579,164	34.9%	7.65	8.34	(0.69)	(8.3)%
Adjusted CASM (1)					8.85	9.85	(1.00)	(10.2)%
Adjusted CASM ex-fuel (2)					6.74	8.21	(1.47)	(17.9)%

(1)Reconciliation of CASM to Adjusted CASM:

	Nine Months Ended September 30,
	2021		2020
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		7.65		8.34
Loss on disposal of assets	$1.8	0.01	$—	—
Special credits	(377.7)	(1.29)	(300.2)	(1.51)
Supplemental rent adjustments	22.9	0.08	—	—
Federal excise tax recovery	(2.2)	(0.01)	—	—
Accelerated depreciation	3.5	0.01	—	—
Adjusted CASM (cents)		8.85		9.85

(2)Excludes aircraft fuel expense, loss on disposal of assets, special credits, supplemental rent adjustments related to the accrual of lease return costs for four aircraft and two engines purchased off lease partially offset by the release of an accrual related to an engine lease modification, amounts related to out-of-period interrupted trip expense credits recognized in connection with Federal Excise Tax recovery, and accelerated depreciation on current aircraft seats related to the retrofit of 36 aircraft with new Acro6 seats.
Our Adjusted CASM ex-fuel for the nine months ended September 30, 2021 was 6.74 cents as compared to 8.21 cents for the nine months ended September 30, 2020. Improved air travel demand, as compared to the prior year period, drove a significant increase of 47.1% in ASMs, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on primarily fixed costs such as salaries, wages, and benefits expense, depreciation and amortization expense and landing fees and other rents expense.
Salaries, wages and benefits for the nine months ended September 30, 2021 increased $97.9 million, or 14.3%, as compared to the prior year period. This increase was primarily driven by higher salaries, crew overtime and per diem pay, 401(k), bonus and health insurance expense, period over period. The increase in salaries and crew overtime and per diem pay was mainly driven by increased operations that drove higher pay to our pilot and flight attendant workforce, period over period. The increase in 401(k) expense was mainly driven by higher average pay rates and 401(k) employer contribution rates to our pilots as compared to the prior year period and the increase in bonus expense was driven by bonus-based performance metrics being met during the nine months ended September 30, 2021. The increase in health insurance was mainly driven by higher volume of claims as compared to the prior year period.
Depreciation and amortization for the nine months ended September 30, 2021 increased by $15.8 million, or 7.7%, as compared to the prior year period. The increase in depreciation expense on a dollar basis was primarily driven by the purchase of one new aircraft and the purchase of four previously leased aircraft since the third quarter of 2020. In addition, for the nine months ended September 30, 2021, we recorded $3.5 million in accelerated depreciation related to the retrofit of 36 aircraft with new Acro6 seats.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $69.2 million and $65.2 million for the nine months ended September 30, 2021 and 2020, respectively. The increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events, as compared to the prior year period. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $179.9 million and $146.7 million for the nine months ended September 30, 2021 and 2020, respectively.

Landing fees and other rents for the nine months ended September 30, 2021 increased $47.3 million, or 25.7%, as compared to the prior year period. On a dollar basis, landing fees and other rents expense primarily increased as a result of higher landing fees driven by increased operations and higher landing fee rates. A portion of our landing fees and other rents are variable in nature and vary based on factors such as the number of departures. As compared to the prior year period, departures increased by 44.7% and passenger flight segments increased by 68.3%. In addition, as compared to the prior year period, we had an increase in facility rent driven by higher rent rates, period over period. These increases were partially offset by an increase in signatory adjustment credits as compared to the prior year period. In the prior year period, airports were recovering operating losses from lower utilization fees as well as increased market share at certain airports where other airlines had decreased flying due to the impact of COVID-19 on air travel demand resulting in signatory adjustment costs in the prior year period. On a per-ASM basis, higher landing fee rates and higher rent rates, period over period, partially offset the decrease noted on a per-ASM basis.
Aircraft rent expense for the nine months ended September 30, 2021 increased by $41.5 million, or 28.9%, as compared to the prior year period. This increase in aircraft rent expense was primarily a result of an increase in supplemental rent, period over period, driven by the accrual of $22.9 million in lease return costs related to the purchase of four aircraft off lease and two spare engines off lease made during the nine months ended September 30, 2021, partially offset by the release of an accrual related to an engine lease modification. In addition, aircraft rent expense increased due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2020, we have acquired 12 new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of four previously leased aircraft made during the nine months ended September 30, 2021. The decrease on a per-ASM basis was partially offset by the increase in supplemental rent noted above.
Maintenance, materials and repairs expense for the nine months ended September 30, 2021 increased by $29.2 million, or 35.8%, as compared to the prior year period. The increase on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of an increase of 36.8% in average daily aircraft utilization in the current period as compared to the prior year period.
Distribution costs increased by $32.0 million, or 50.8%, for the nine months ended September 30, 2021 as compared to the prior year period. The increase on a dollar basis was primarily due to increased sales volume, resulting from increased air travel demand, which impacts our variable distribution costs such as credit card fees and GDS fees. On a per-ASM basis, distribution costs remained stable, period over period.
Loss on disposal of assets for the nine months ended September 30, 2021 consisted of $1.1 million related to the loss on the sale of auxiliary power units ("APUs"), $0.6 million related to the loss on three aircraft sale leaseback transactions completed during the second and third quarter of 2021 and disposal of excess and obsolete inventory. Please refer to "Notes to Condensed Consolidated Financial Statements—9. Leases" for information regarding our accounting policy on sale-leaseback transactions. We had no loss on disposal of assets for the nine months ended September 30, 2020.

Special credits for the nine months ended September 30, 2021 consisted of $342.2 million related to the grant component of the PSP agreement with the Treasury. In addition, we recorded $37.5 million related to the CARES Employee Retention credit. These special credits were partially offset by $2.0 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP. Special credits for the nine months ended September 30, 2020 consisted of $266.8 million related to the grant component of the PSP agreement with the Treasury. In addition, we recorded $35.8 million related to the CARES Act Employee Retention credit. These special credits were partially offset by $2.4 million in special charges recorded in the third quarter of 2020 related to our voluntary and involuntary employee separation programs. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Credits."
Other operating expenses for the nine months ended September 30, 2021 increased by $101.1 million, or 37.3%, as compared to the prior year period. The increase in other operating expenses on a dollar basis was primarily due to an increase in overall operations and an increase in passenger reaccomodation expense, period over period. As compared to the prior year period, departures increased by 44.7% and we had 68.3% more passenger flight segments, which drove increases in variable other operating expenses. In addition, we had higher passenger reaccomodation expense, period over period, related to significant irregular operations during the third quarter of 2021 due to a series of overlapping challenges, primarily adverse weather and airport staffing shortages, leading to severe crew dislocations.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2021 primarily represent interest related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes. Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2020 primarily represents interest related to the financing of purchased aircraft as well as the interest and accretion related to our convertible debt and 8.00% senior secured notes. As of September 30, 2021 and 2020, we had 72 and 71 aircraft financed through secured long-term debt arrangements, respectively. As our debt balance has increased, we expect interest expense to increase during the remainder of 2021 and beyond.

Our loss on extinguishment of debt for the nine months ended September 30, 2021 primarily represents premiums paid to early extinguish a portion of our 8.00% senior secured notes and 4.75% convertible notes due 2025. In addition, it includes the write-off of related deferred financing costs and original issuance discount. Refer to "Notes to Condensed Consolidated Financial Statements —12. Debt and Other Obligations" for more information.

Our interest income for the nine months ended September 30, 2021 and 2020 represents interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2021 was 10.1% compared to 34.7% for the nine months ended September 30, 2020. The decrease in tax rate, as compared to the prior year period, is primarily due to a $56.1 million discrete federal tax benefit recorded during the nine months ended September 30, 2020 related to the passage of the CARES Act. The 2020 discrete federal tax benefit reflects the impact of the CARES Act which allowed for the carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. In addition, we recorded an unfavorable permanent tax adjustment during the nine months ended September 30, 2021, related to the repurchase of a portion of our 4.75% convertible notes due 2025. Excluding this unfavorable permanent tax adjustment, our effective tax rate for the nine months ended September 30, 2021 would have been 21.1%. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Since its initial onset in early 2020, the impact of the COVID-19 pandemic has evolved and continues to be fluid. As a result, our financial and operational outlook still remains subject to change and fluctuation. We continue to monitor the impacts of the pandemic on our liquidity and financial condition, and to adjust our mitigation and operational strategies. As a result of the COVID-19 pandemic, we have taken certain actions to increase liquidity and strengthen our financial position. Please refer to "Notes to Condensed Consolidated Financial Statements—2. Impact of COVID-19," for additional information on the measures we have implemented to focus on the safety of our customers and employees as well as the impact on our liquidity, financial position and operations. As of September 30, 2021, we had $1,879.6 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations.

Since the onset of the COVID-19 pandemic in the U.S. in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. During the twelve months ended December 31, 2020, these actions included the private offering of $850 million of the 8.00% senior secured notes, the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of our voting common stock for which we received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of our voting common stock through our ATM Program for which we received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020 for which the commitment amount was increased to $240.0 million during the first quarter of 2021. During the second quarter of 2021, the revolving credit facility was paid down in full and $240.0 million remained undrawn and available as of September 30, 2021. In addition, we received a total of $754.4 million from the Treasury in connection with our participation in the PSP, PSP2 and PSP3 agreements.

During the nine months ended September 30, 2021, we further improved our liquidity and financial position through the public offering of $500.0 million in 1.00% convertible notes due 2026, the issuance of 10,594,073 shares of our voting common stock for which we received net proceeds of $370.8 million, the extinguishment of $146.8 million in principal amount of our 4.75% convertible notes due 2025 and the extinguishment of $340.0 million in principal amount of our 8.00% senior secured notes. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations," and "Notes to Condensed Consolidated Financial Statements—13. Equity," for additional information.

As of September 30, 2021, we had $28.2 million recorded within current maturities of long-term debt and finance leases on our condensed consolidated balance sheets related to our 4.75% convertible notes due 2025. As of September 30, 2021, the 4.75% convertible notes due 2025 may be converted by noteholders through December 31, 2021. No notes were converted during nine months ended September 30, 2021 with the exception of the redemption of $146.8 million in principal of our 4.75% convertible notes due 2025. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations," for additional information on our extinguishment of debt.

As of September 30, 2021, we had $500.0 million recorded within long-term debt and finance leases, less current maturities on our condensed consolidated balance sheets related to our 1.00% convertible notes due 2026. As of September 30, 2021, the 1.00% convertible notes due 2026 did not qualify for conversion by noteholders through December 31, 2021. Refer to "Notes to Condensed Consolidated Financial Statements —12. Debt and Other Obligations" for additional information on the conversion criteria for the 1.00% convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale-leaseback transactions. During the nine months ended September 30, 2021, we took delivery of eight aircraft financed through direct operating leases, three aircraft under sale-leaseback transactions, two spare engines purchased with cash and five engines under direct, short-term, operating leases. In addition, we purchased four previously leased aircraft and two previously leased engines. During the nine months ended September 30, 2021, we made $200.3 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the nine months ended September 30, 2021, we paid $116.8 million in PDPs, net of refunds, and $12.7 million of capitalized interest for future deliveries of aircraft and spare engines. As of September 30, 2021, we had $481.2 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of September 30, 2021, we have secured financing for 38 aircraft to be leased directly from third-party lessors and 20 aircraft which will be financed through sale-leaseback transactions, with deliveries expected in the remainder of 2021 through 2024. We do not have financing commitments in place for the remaining 103 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

In addition to funding the acquisition of our future fleet, we are required to make maintenance reserve payments for some of the leased aircraft in our current fleet. Maintenance reserves are paid to aircraft lessors and are held as collateral in advance of our performance of major maintenance activities. During the nine months ended September 30, 2021, we received $42.6 million in maintenance reserves reimbursements, net of payments. As of September 30, 2021, we had $58.8 million ($27.5 million in aircraft maintenance deposits and $31.3 million in long-term aircraft maintenance deposits) on our condensed consolidated balance sheets.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in the nine months ended September 30, 2021 provided $277.0 million in cash compared to $129.4 million used in the nine months ended September 30, 2020. Cash provided by operating activities in the nine months ended September 30, 2021 is primarily related to cash provided from a decrease in income tax receivable, an increase in other liabilities and an increase in maintenance deposit reimbursements, as well as higher non-cash expense of depreciation and amortization and loss on extinguishment of debt in the current period. These increases in cash were partially offset by the net loss in the period as well as an increase in accounts receivable, net and air traffic liability.

Net Cash Flows Used In Investing Activities. During the nine months ended September 30, 2021, investing activities used $263.4 million, compared to $512.8 million used in the prior year period. The decrease was mainly driven by a decrease in purchases of property and equipment, year over year, as well as a decrease in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.

Net Cash Flows Provided (Used) By Financing Activities. During the nine months ended September 30, 2021, financing activities used $286.1 million in cash compared to $1,665.7 million provided in the nine months ended September 30, 2020. During the nine months ended September 30, 2021, we received $563.0 million, primarily related to the issuance of the 1.00% convertible notes due 2026 and the unsecured term loans in connection with the PSP2 and PSP3. In addition, we received an additional $375.7 million, in connection with the issuance of common stock and issuance of warrants in connection with the PSP2 and PSP3. We paid $416.3 million in debt principal payment obligations, $146.8 million related to the extinguishment of principal of our 4.75% convertible notes due 2025 and $340.0 million related to the extinguishment of principal of our 8.00% senior secured notes. In addition, we paid $317.9 million in premiums in connection with the debt extinguishments. Refer to "Notes to Condensed Consolidated Financial Statements —12. Debt and Other Obligations" for more information on the debt extinguishments.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2021, our aircraft orders consisted of 123 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 123 aircraft, we have 3 aircraft scheduled for delivery in the remainder of 2021 and 17 aircraft scheduled for delivery in 2022.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of September 30, 2021, we are committed to purchase 17 PW1100G-JM spare engines, with deliveries through 2027. In addition, we have an agreement in place for one V2500 SelectTwo spare engine to be financed under a direct, short-term lease from a third-party lessor with delivery scheduled in 2021. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs would include aircraft and other parts that we are already contractually obligated to purchase including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute.

In addition, as of September 30, 2021, we had secured 38 direct leases for A320neos and A321neos with third-party lessors, with deliveries in the remainder of 2021 through 2024. As of September 30, 2021, we had secured financing for 20 aircraft, scheduled for delivery from Airbus from 2021 through 2022 which will be financed through sale leaseback transactions. The contractual purchase amounts for these aircraft from Airbus are included within the flight equipment purchase obligations in the table below. As of September 30, 2021, we do not have financing commitments in place for the remaining 103 Airbus aircraft on firm order through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.

Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $2.2 million for the remainder of 2021, $60.6 million in 2022, $137.4 million in 2023, $206.5 million in 2024, $235.0 million in 2025, and $2,178.5 million in 2026 and beyond.

We have significant obligations for aircraft and spare engines as 63 of our 168 aircraft and 11 of our 31 spare engines are financed under operating leases. These leases expire between 2022 and 2039. Aircraft rent payments were $62.9 million and $190.4 million for the three and nine months ended September 30, 2021, respectively. Aircraft rent payments were $41.6 million and $139.9 million for the three and nine months ended September 30, 2020, respectively.

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

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of September 30, 2021 and the periods in which payments are due (in millions):

	Remainder of 2021	2022 - 2023	2024 - 2025	2026 and beyond	Total
Long-term debt (1)	$54	$528	$946	$1,713	$3,241
Interest and fee commitments (2)	34	230	186	116	566
Finance and operating lease obligations	63	486	431	1,645	2,625
Flight equipment purchase obligations (3)	159	1,804	2,062	2,244	6,269
Other (4)	7	45	35	36	123
Total future payments on contractual obligations	$317	$3,093	$3,660	$5,754	$12,824

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Includes interest accrued as of September 30, 2021 related to our variable-rate revolving credit facility.
(3) Includes estimated amounts for contractual price escalations and PDPs.
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

Off-Balance Sheet Arrangements
As of September 30, 2021, we had lines of credit related to corporate credit cards of $10.1 million, from which we had drawn $1.0 million.

As of September 30, 2021, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of September 30, 2021, we had drawn $8.1 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of September 30, 2021, we did not hold any derivatives.
As of September 30, 2021, we had $7.2 million in uncollateralized surety bonds and a $35.0 million secured standby letter of credit facility representing an off-balance sheet commitment, of which $27.0 million had been drawn upon for issued letters of credit.

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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2021 and 2020 represented approximately 27.6% and 19.7% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $72 million. As of September 30, 2021 and December 31, 2020, we did not have any outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $106.4 million and $106.3 million, as of September 30, 2021 and December 31, 2020, respectively.
Fixed-Rate Debt. As of September 30, 2021, we had $2,065.8 million outstanding in fixed-rate debt related to the purchase of 42 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $2,124.4 million. In addition, as of September 30, 2021, we had $510.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $530.8 million and $145.8 million. As of September 30, 2021, we also had $528.2 million outstanding in convertible debt which had a fair value of $536.7 million. As of December 31, 2020, we had $2,207.1 million outstanding in fixed-rate debt related to the purchase of 42 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,235.3 million. In addition, as of December 31, 2020, we had $850.0 million and $73.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $886.0 million and $83.1 million. As of December 31, 2020, we also had $175.0 million outstanding in convertible debt which had a fair value of $380.3 million.
Variable-Rate Debt. As of September 30, 2021, we did not have any outstanding variable-rate long term debt. As of December 31, 2020, we had $275.1 million outstanding in variable-rate debt, which had a fair value of $275.1 million. During the nine months ended September 30, 2021, a hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $0.9 million.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended September 30, 2021 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the third quarter of 2021. All stock repurchases during this period were made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1-31, 2021	—	$—	—	$—
August 1-31, 2021	927	25.60	—	—
September 1-30, 2021	177	24.93	—	—
Total	1,104	$25.49	—

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

SPIRIT AIRLINES, INC.

October 27, 2021	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer