Form 10-K
period 2021-12-31
Spirit Airlines, Inc.
filed 2022-02-08
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report        Yes  ☒     No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $3.3 billion computed by reference to the last sale price of the common stock on the New York Stock Exchange on June 30, 2021, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 1, 2022:

Class	Number of Shares
Common Stock, $0.0001 par value per share	108,600,736

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2021.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview
Spirit Airlines, Inc. ("Spirit Airlines"), headquartered in Miramar, Florida, offers affordable travel to value-conscious customers. Our all-Airbus fleet is one of the youngest and most fuel efficient in the United States. We serve 85 destinations in 16 countries throughout the United States, Latin America and the Caribbean. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

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

Recent Developments

On February 5, 2022, Spirit Airlines entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Frontier Group Holdings, Inc., a Delaware corporation (“Frontier”), and Top Gun Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of Frontier (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit Airlines, with Spirit Airlines continuing as the surviving entity (the “Merger”). As a result of the Merger, each existing share of Spirit Airlines’ common stock will be converted into the right to receive (i) $2.13 in cash, without interest and (ii) 1.9126 shares of Frontier’s common stock (“Frontier Common Stock”), par value $0.001 per share. Upon consummation of the Merger, existing shareholders of Spirit Airlines will own approximately 48.5% of the outstanding shares of Frontier on a fully diluted basis.

Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things, (1) approval of the transactions by Spirit Airlines’ stockholders, (2) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Communications Commission (“FCC”), U.S. Federal Aviation Administration (“FAA”) and the U.S. Department of Transportation (“DOT”) and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; (4) the effectiveness of the registration statement to be filed by Frontier and Spirit Airlines with the SEC pursuant to the Merger Agreement; (5) the authorization and approval for listing on NASDAQ of the shares of Frontier Common Stock to be issued to holders of Spirit Airlines’ common stock in the Merger; and (6) the absence of any material adverse effect (as defined in the Merger Agreement) on either Spirit Airlines or Frontier.

The Merger Agreement contains certain customary termination rights for Spirit Airlines and Frontier, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before February 5, 2023, subject to certain extensions if needed to obtain regulatory approvals. Upon the termination of the Merger Agreement under specified circumstances, Spirit Airlines will be required to pay Frontier a breakup fee of $94.2 million. The Merger Agreement also provides the methodology by which certain expenses will be borne.

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
•The impact on our business of the Merger and our ability to complete the Merger in a timely manner;
•The impact of the new 5G C-band service deployed by AT&T and Verizon and its potential effect on the technology we rely on to operate our aircraft;
•The competitiveness of our industry;
•Volatility in fuel costs or significant disruptions in the supply of fuel, in particular the impact on our single service provider on whom we rely to manage approximately half of our fuel supply;
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
•The success of the Free Spirit Program and the Spirit Saver$ ClubTM; and
•Our significant amount of aircraft-related fixed obligations and additional debt that we have incurred, and may incur in the future.
Our Business Model

Our ULCC business model provides guests low, unbundled base fares with a range of optional services, allowing guests the freedom to choose only the options they value. The success of our model is driven by our low-cost structure, which has historically permitted us to offer low base fares while maintaining high profit margins. During 2020 and 2021, we were unable to deliver a profit due to the impact of the COVID-19 pandemic on our airline.
We are focused on value-conscious travelers who pay for their own travel, and our business model is designed to deliver what our guests want: low fares and a great experience. We use low fares to address underserved markets, which helps us to increase passenger volume and load factors on the flights we operate. We also have high-density seating configurations on our aircraft and a simplified onboard product designed to lower costs. High passenger volumes and load factors help us sell more ancillary products and services, which in turn allows us to reduce the base fare we offer even further. We strive to be recognized by our guests and potential guests as the low-fare leader in the markets we serve.
We compete based on total price. We believe that we and our guests benefit when we allow our guests to know the total price of their travel by breaking out the cost of optional products or services. We allow our guests to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower on average than other airlines.
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
Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:
Ultra Low-Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets, sustain among the highest operating margins in our industry and support continued growth. Our operating costs per available seat mile ("CASM") of 8.07 cents in 2021 were significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:
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
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to generate significant non-ticket revenue, which allows us to lower base fares and enables our passengers to identify, select and pay for only the products and services they want to use. In implementing our unbundled strategy, we have grown non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $59 in 2021 generally by:
•charging for checked and carry-on baggage;
•passing through most distribution-related expenses;
•charging for premium seats and advance seat selection;
•maintaining consistent ticketing policies, including service charges for changes and cancellations;
•generating subscription revenue from our Spirit Saver$ ClubTM (the "Spirit Saver$ ClubTM" formerly known as the $9 Fare ClubTM);
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
Experienced International Operator. We believe we have substantial experience in foreign aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2021, 2020 and 2019, no revenue from any one foreign country represented greater than 4% of our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
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
•generating and maintaining an adequate level of liquidity to insulate against volatility in key cost inputs, such as fuel and in passenger demand that may occur as a result of changing general economic conditions.

Loyalty Programs
We operate the Spirit Saver$ ClubTM, which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags, exclusive offers on hotels, rental cars and other travel necessities. In January 2021, the benefits of the Spirit Saver$ ClubTM were expanded to include discounts on seats, shortcut boarding and security, and "Flight Flex" flight modification product. We also operate the Free Spirit loyalty program (the “Free Spirit Program”), which attracts members and partners and builds customer loyalty for us by offering a variety of awards, benefits and services. Free Spirit loyalty program members earn and accrue points for our flights and services from non-air partners such as retail merchants, hotels or car rental companies or by making purchases with credit cards issued by partner banks and financial services providers. Points earned and accrued by Free Spirit loyalty program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel. In January 2021, we launched a more expansive Free Spirit Program with extended mileage expirations, additional benefits based on status tiers, and other changes.
Route Network
Our route network includes 360 markets served by 85 airports throughout the United States, Latin America and the Caribbean.
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
As of December 31, 2021, our top three largest network overlaps are with Southwest Airlines, American Airlines and Frontier Airlines. Our principal competitive advantage is our relative cost advantage which allows us to offer low base fares profitably. In 2021, our unit operating costs were among the lowest in the U.S. airline industry. We believe our low unit costs coupled with our relatively stable non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
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
Customers

We believe our customers are primarily leisure travelers who are paying for their own ticket and who make their purchase decision based largely on price. By maintaining a low cost structure, we have historically been able to successfully sell tickets at low fares while maintaining a strong profit margin. During 2020 and 2021, we were unable to deliver a profit due to the impact of the COVID-19 pandemic on our airline.
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
As of December 31, 2021, we had a fleet of 173 Airbus single-aisle aircraft, which are commonly referred to as “A320 family” aircraft. A320 family aircraft include the A319, A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2021, our fleet consisted of 31 A319ceos, 64 A320ceos, 48 A320neos and 30 A321ceos, and the average age of the fleet was 6.8 years. As of December 31, 2021, we had 106 aircraft, of which 46 aircraft are financed through fixed-rate long-term debt with 7 to 18 year terms, 27 aircraft are financed through enhanced equipment trust certificates ("EETCs") and 33 aircraft are currently unencumbered. Refer to “Notes to the Consolidated Financial Statements—14. Debt and Other Obligations” for information regarding our debt financing. As of December 31, 2021, we had 67 aircraft financed under operating leases with lease term expirations between 2023 and 2039. In addition, as of December 31, 2021, we had 12 spare engines financed under operating leases and owned 20 unencumbered spare engines.
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus S.A.S. ("Airbus") for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. As of December 31, 2021, our firm aircraft orders consisted of 120 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. As of December 31, 2021, we had secured financing for 17 aircraft, scheduled for delivery from Airbus through 2022 which will be financed through sale leaseback transactions. In addition, as of December 31, 2021, we had 36 direct operating leases for A320neos and A321neos with third-party lessors, with deliveries expected through 2024. During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2021, we are committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2027. The firm aircraft orders provide for capacity growth as well as the flexibility to add to, or replace, the aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends.
Consistent with our ULCC business model, each of our aircraft is configured with a high density seating configuration, which helps us maintain a lower unit cost. Our high density seating configuration accommodates more passengers than those of our competitors when comparing the same type of aircraft.
Maintenance and Repairs
We maintain our aircraft in accordance with an FAA-approved maintenance program built from the manufacturers recommended maintenance schedule and maintained by our Technical Services department. Our maintenance technicians undergo extensive initial and recurrent training to ensure the safe operation of our aircraft. For the fourth year in a row, Spirit has achieved the FAA’s highest award for Technical Training, the Diamond Award of Excellence. This award is only achieved if 100% of technicians receive the FAA’s Aircraft Maintenance Technician (“AMT”) Certificate of Training.

Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Additionally, maintenance program tasks that may take up to two years to fully complete are performed periodically in line maintenance at scheduled day visits or segmented into overnight work packages. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that can take from one to four weeks to accomplish and typically are required approximately every 36 months. Heavy engine maintenance is performed approximately every six years and includes a more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, heavy airframe maintenance checks, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for the majority of our current fleet with International Aero Engines AG ("IAE")

and Pratt & Whitney for our engine overhaul services and with various maintenance providers on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.
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
We own and operate a 126,000-square-foot maintenance hangar facility, adjacent to the airfield at the Detroit Metropolitan Wayne County Airport, which allows us to reduce our dependence on third-party facilities and contract line maintenance. Please see “-Properties-Ground Facilities.”
Employees
Our business is labor intensive, with labor costs representing approximately 32.4%, 39.3% and 26.0% of our total operating costs for 2021, 2020 and 2019, respectively. As of December 31, 2021, we had 2,744 pilots, 4,597 flight attendants, 75 dispatchers, 268 ramp service agents, 224 passenger service agents, 900 maintenance personnel, 208 airport agents/other and 807 employees in administrative roles for a total of 9,823 active employees compared to 8,756 active employees as of December 31, 2020. During the twelve months ended December 31, 2021, there were 1,633 employee terminations, including both voluntary and involuntary terminations, for an overall employee turnover rate of 18.7%. As of December 31, 2021, approximately 81% of our employees were represented by five labor unions. On an average full-time equivalent basis, for the full year 2021, we had 9,218 employees, compared to 8,692 in 2020.

FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown and be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements, including recurrent training and recent flying experience. Flight attendants must have initial and periodic competency training and qualification. For the year ended December 31, 2021, paid training hours for our pilots and flight attendants were 147,533 and 38,149 hours, representing 12.8% and 1.6% of total crew block hours, respectively. Mechanics, quality-control inspectors and dispatchers must be certificated and qualified for specific aircraft. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.

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

Additionally, in 2021, we launched a comprehensive Diversity, Inclusion, Equity and Belonging strategy, to drive meaningful change within the organization and the communities in which we live and work. This includes Team Member run employee resource groups (ERGs) to ensure all Team Members have a voice in paving our path; providing education to increase awareness of systemic inequities and to reduce bias; and a new Supplier Diversity program around a network of minority-owned business partners and diverse suppliers, as part of our strategic sourcing and procurement process.

We believe a direct relationship between Team Members and our leadership is in the best interests of our crew members, our customers, and our shareholders. Our leadership team communicates on a regular basis with all Team Members, including crew members, in order to maintain a direct relationship and to keep them informed about news, strategy updates, and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including email messages from our CEO and other senior leaders, open forum meetings across our network, periodic leadership visits to our stations, and annual Team Member engagement surveys. We also seek to build human rights awareness among our Team Members and Guests and we have recently implemented a Human Rights Policy.

The Railway Labor Act, or RLA, governs our relations with labor organizations. Under the RLA, our collective bargaining agreements do not expire, but instead become amendable as of a stated date, subject to standard early opener provisions. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board, or NMB, to appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even several years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists. If an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board, or PEB, may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of a “cooling off” period, unless an agreement is reached or action is taken by Congress, the labor organization and the airline each may resort to “self-help,” including, for the labor organization, a strike or other labor action, and for the airline, the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. The table below sets forth our employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date
Pilots	Air Line Pilots Association, International (ALPA)	February 2023
Flight Attendants	Association of Flight Attendants (AFA-CWA)	September 2021
Dispatchers	Professional Airline Flight Control Association (PAFCA)	October 2023
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	November 2026
Passenger Service Agents	Transport Workers Union of America (TWU)	NA

In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. Our flight attendants ratified the agreement in May 2016. In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the Railway Labor Act, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. As of December 31, 2021, we continued to negotiate with the AFA-CWA.

Our dispatchers are represented by PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018.

In July 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, covering material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement. In February 2020, the IAMAW notified us, as required by the Railway Labor Act, that it intended to submit proposed changes to the collective bargaining agreement covering our ramp service agents which became amendable in June 2020. On September 28, 2021, we filed an “Application for Mediation Services” with the NMB. We were able to reach a tentative agreement with the IAMAW with the assistance of the NMB on October 16, 2021. Our ramp service agents ratified the five-year agreement in November 2021.

In June 2018, our passenger service agents voted to be represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. During February 2022, we reached a tentative agreement with the TWU, which will need to be ratified by the passenger service agents.
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
In 2021, we focused on additional modernization capabilities to enhance the travel experience of our Guests. In cooperation with the TSA, our Automated Self Service Bag Drop project is installed and functioning in several airports. Our plan is to accelerate the deployment of this experience as well as to further enhance the customer convenience features. In addition, we have achieved a broad investment in a mobility tool for all our workforce that enhances productivity and capabilities. Furthermore, the launch of our new Loyalty program has delivered an exceptional improvement in the Guest experience and utility. In 2021, the Azure Cloud migration of Data and Application continued and is expected to be completed by early 2023. Lastly, our secondary Operations Control Center in Orlando went into production mid-year and will provide substantial improvements in disaster recovery scenarios.
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

In July 2021, the DOT issued a Notice of Proposed Rulemaking (NRPM) requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. As of December 31, 2021, a final rule has not been issued.

In November 2021, the DOT reopened the comment period on an NPRM regarding short-term improvements to lavatory accessibility, including new proposed requirements for onboard wheelchairs (OBWs). As of December 31, 2021, a final rule has not been issued.

The Biden Administration issued an executive order mandating that masks be worn on commercial aircraft. This was extended in December 2021 to at least March 2022. We will continue to follow all relevant guidelines and guidance to protect our guests and staff, but we cannot forecast what additional safety requirements may be imposed in the future or the extent of any pre-travel testing requirements (See “International Regulation”) that may be under consideration in the United States and that may be in place, or renewed, in any foreign jurisdiction we serve, including the effect of such requirements on passenger demand or the costs or revenue impact that would be associated with complying with such requirements.

Additional rules and executive orders, including those pertaining to disabled passengers, may be issued. See “Risk Factors—Restrictions on or increased taxes applicable to charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws which could harm our business, results of operations and financial condition."
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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety, including rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2021, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. Any new or revised operational regulations in the future could result in further increased costs. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
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

We will continue to comply with all contagious disease requirements issued by the US and foreign governments, but we cannot forecast what additional requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. For example, as of December 6, 2021, all air passengers 2 years or older with a flight departing to the United States from a foreign country are required show a negative COVID-19 viral test result taken no more than 1 day before travel, or documentation of having recovered from COVID-19 in the past 90 days, before they board their flight. See, “Risk Factors—“We are subject to extensive and increasing regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results."
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
Other Regulations
We are subject to certain provisions of the Communications Act of 1934, as amended, and are required to obtain an aeronautical radio license from the Federal Communications Commission, or FCC. To the extent we are subject to FCC requirements, we will take all necessary steps to comply with those requirements. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve. In addition, we are subject to the deployment of new 5G C-band service by wireless communications providers. The DOT and the FAA are currently working with AT&T and Verizon to create appropriate safeguards in the deployment of their new 5G C-band service, including a potential delay in its overall deployment, the installation of buffer zones around airports and other measures to be announced.
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
Corporate Responsibility and Sustainability
We are committed to integrating environmental, social, and governance (“ESG”) practices into and within our business practices and commit to sustainable operations which support the long-term success of our business, shareholders, Team Members, Guests and business partners. We have established four strategic focus areas of our ESG initiatives, practices, and commitments: environment, social, workforce and governance. Recognizing the fundamental importance of ESG matters, Spirit’s Board and its committees provide guidance and oversight. The Nominating and Corporate Governance Committee is responsible for oversight of our ESG strategy and practices and periodically reports on these matters to the Board.
We recognize aviation’s impact on climate and our responsibility to help reduce the carbon footprint of air travel. Fuel burn is our greatest environmental and financial impact, and our greatest source of carbon emissions. To address the impact of our flights and operations over the short-term and long-term, our climate and emissions approach focuses on reducing emissions through both fleet and operational efficiencies that conserve fuel and improve overall fuel burn. Our all-Airbus fleet is one of the youngest in the United States and our dense seating configuration, along with our consistent focus on weight-saving measures, has made us consistently one of the most fuel-efficient carriers in the United States.
Further illustrating our commitment, we issued our 2020 Sustainability Report, showing results of our longstanding commitment to meaningful advancements in environmental sustainability, Guest and community service, Team Member support, and governance. The report highlights our plan for continued progress in broadening ESG initiatives and improving communities. Refer to “Spirit’s 2020 Sustainability Report” on the Investor Relations section of our website at.www.spirit.com.

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

The outbreak of COVID-19 and implementation of measures to reduce its spread have adversely impacted our business and continue to adversely impact our business in a number of ways. Multiple governments in countries we serve, principally the United States, have responded to the virus with air travel restrictions and closures, testing requirements or recommendations against air travel, and certain countries we serve have required airlines to limit or completely stop operations. The COVID-19 pandemic and its effects continue to evolve, with developments including fluctuations in the rate of infections during 2021, the emergency use authorization issued by the U.S. Food and Drug Administration for COVID-19 vaccines, the requirement, effective January 26, 2021, that all U.S. inbound international travelers provide a negative COVID-19 test prior to flying and recent increases in the availability of COVID-19 vaccines resulting in expanded eligibility to more groups of people to receive the vaccine. While we currently estimate that air travel demand will continue to be volatile and will fluctuate in the upcoming months as the lingering effects of COVID-19 continue to develop, it expects that air travel demand will continue to recover in 2022. However, the situation continues to be fluid and actual capacity adjustments may be different than what we currently expect.

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

The extent of the impact of COVID-19 on our business, results of operations and financial condition will depend on future developments, including the currently unknowable duration of the COVID-19 pandemic and the impacts of any variants; the efficacy of, ability to administer and extent of adoption of any COVID-19 vaccines domestically and globally; the impact of existing and future governmental regulations, travel advisories and restrictions that are imposed in response to the pandemic, including pursuant to executive orders, such as mask mandates; additional reductions to our flight capacity, or a voluntary temporary cessation of all flights, that we implement in response to the pandemic; and the impact of COVID-19 on consumer behavior, such as a reduction in the demand for air travel, especially in our destination cities. The total potential economic impact brought on by the COVID-19 pandemic is difficult to assess or predict, and it has already caused, and is likely to result in further, significant disruptions of global financial markets, which may reduce our ability to access capital on favorable terms or at all, and increase the cost of capital. In addition, a recession, depression or other sustained adverse economic event resulting from the spread of COVID-19 would materially adversely impact our business and the value of our common stock. The impact of the COVID-19 pandemic on global financial markets has negatively impacted the value of our common stock to date as well as our debt ratings, and could continue to negatively affect our liquidity. Our credit rating was downgraded by Fitch to BB- in April 2020 and by S&P Global to B in June 2020. In May 2020, the credit rating of our Spirit Airlines Pass Through Trust Certificates Series 2015-1 Class C and our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class C was downgraded by Fitch from BBB- to BB+. In June 2020, the credit ratings of our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class A and B were downgraded by S&P Global to BBB and BB-, respectively. In November 2020, the credit ratings of our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class AA and C were downgraded by S&P Global to AA- and BB, respectively. The downgrades of our ratings were based on our increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our ratings levels, the airline industry, or the Company, our business, financial condition and results of operations would be adversely affected. These developments are highly uncertain and cannot be predicted. There are limitations on our ability to mitigate the adverse financial impact of these items, including as a result of our significant aircraft-related fixed obligations. COVID-19 also makes it more challenging for management to estimate future performance of our business, particularly over the near to medium term. A further significant decline in demand for our flights could have a materially adverse impact on our business, results of operations and financial condition.

On March 27, 2020, the CARES Act was signed into law, and on April 20, 2020 we reached an agreement with the United States Department of the Treasury (“Treasury”) to receive funding through the Payroll Support Program (“PSP”) over the second and third quarters of 2020. On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law which extended the PSP portion of the CARES Act through March 31, 2021 (“PSP2”) and in January 2021, we reached an agreement with the Treasury to receive additional funding in early 2021. The funding we received subjects us to restrictions and limitations, as described below.

American Rescue Plan Act of 2021 (“ARP”), enacted on March 11, 2021, also authorized the Treasury to provide additional assistance to passenger air carriers that received financial assistance under PSP2 (“PSP3”). Under the ARP, the Treasury provided approximately $14 billion to fund the PSP3 for employees of passenger air carriers during the second quarter of 2021.

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

On April 20, 2020, we entered into a PSP agreement with the Treasury, pursuant to which we received a total of $344.4 million used exclusively to pay for salaries, wages and benefits for our employees through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of our common stock, at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020) with a fair value of $3.9 million. We registered the resale of the warrants pursuant to the warrant agreement with the Treasury in September and October 2020. The remaining amount of $267.2 million is in the form of a grant and was recognized in special credits in our consolidated statement of operations for the year ended December 31, 2020.

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

On December 27, 2020, PSP2 was signed into law and provided an additional $15 billion to fund PSP2 for employees of passenger air carriers. We entered into a new payroll support program agreement with the Treasury on January 15, 2021.During the first and second quarters of 2021, we received a total of $212.1 million through PSP2, used exclusively to pay for salaries, wages and benefits for our Team Members through March 31, 2021. Of that amount, $33.6 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in PSP2, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares of our common stock at a strike price of $24.42 per share (the closing price for the shares of our common stock on December 24, 2020) with a fair value of $2.8 million. The remaining amount of $175.6 million is in the form of a grant and was recognized in special credits in our consolidated statement of operations for the year ended December 31, 2021.

Airlines participating in the PSP2 program are required to, among other things:

•Continue restrictions on payment of dividends and stock buybacks through March 31, 2022;

•Continue limits on executive compensation through October 1, 2022;

•Continue requirements to maintain certain levels of scheduled services through March 1, 2022; and

•Continue reporting requirements.

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

ARP also authorized Treasury to provide additional assistance in the form of the PSP3. Under the ARP, Treasury provided approximately $14 billion to fund PSP3 for employees of passenger air carriers. During the second quarter of 2021, we received $197.9 million under PSP3. Of that amount, $29.4 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in PSP3, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 80,539 shares of our common stock at a strike price of $36.45 per share (the closing price for the shares of our common stock on March 10, 2021) with a fair value of $1.5 million. The remaining amount of $167.0 million is in the form of a grant and was recognized in special credits in our consolidated statement of operations for the year ended December 31, 2021. Total warrants issued in connection with the PSP, PSP2 and PSP3 represent less than 1% of the outstanding shares of our common stock as of December 31, 2021.

In connection with our participation in PSP3, we are subject to certain restrictions and limitations, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2022;

•Limits on executive compensation through April 1, 2023; and

•Reporting requirements.

The CARES Act also provided an employee retention credit (“CARES Employee Retention credit”) which was a refundable tax credit against certain employment taxes. We qualified for the credit beginning on April 1, 2020 and received additional credits for qualified wages through December 31, 2020. The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the ARP extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. During the first and second quarters of 2021, we recorded $37.5 million related to the CARES Employee Retention credit within special credits on our condensed consolidated statements of operations and within accounts receivable, net on our condensed consolidated balance sheet. We did not qualify for the employee retention credit for the third and fourth quarter of 2021. As of December 31, 2021, $40.8 million remained in accounts receivable, net on our consolidated balance sheet related to the CARES employee retention credit for the fourth quarter of 2020 and first and second quarters of 2021.

Finally, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. During 2020, we deferred $23.2 million in social security tax payments. As of December 31, 2021, $11.7 million of deferred social security tax payments remains within other current liabilities on our consolidated balance sheet.

We cannot predict whether the assistance from the Treasury through the PSP, PSP2 or PSP3 will be adequate to continue to pay our employees for the duration of the COVID-19 pandemic or whether additional assistance will be required or available in the future. We previously applied to the Treasury for a secured loan through the CARES Act but we determined not to move forward with such loan in September 2020. There can be no assurance that loans or other assistance will be available through the CARES Act or any future legislation, or whether we will be eligible to receive any additional assistance, if needed.

The deployment of new 5G C-band service by wireless communications service providers could have a material adverse effect on our operations, which in turn could negatively impact our business, results of operations and financial condition.

On January 17, 2022, various executives of U.S. passenger airlines and cargo carriers, and airline industry associations, warned the U.S. federal government of the potential adverse impact the imminent deployment of AT&T and Verizon’s new 5G C-band service would have on U.S. aviation operations. According to aviation leaders, the deployment of the new 5G C-band service could cause, among other consequences, operational and security issues, interference with critical aircraft instruments and adverse impact to low-visibility operations. Any of these consequences could potentially cause flight cancellations, diversions and delays, or could result in damage to our aircraft and other equipment and a diminished margin of safety in airline operations. The DOT and the FAA are currently working with AT&T and Verizon to create appropriate safeguards in the deployment of their new 5G C-band service, including a potential delay in its overall deployment, the installation of buffer zones around airports and other measures to be announced. Any requirements or restrictions imposed on airlines by the DOT, the FAA or other government agencies are uncertain, but could have an adverse effect on our operations. Any sustained impact to our operations could adversely affect our business, results of operations and financial condition.
The pendency of the proposed Merger may cause disruption in our business.

On February 5, 2022, we entered into the Merger Agreement with Frontier and Merger Sub Inc., pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity.

The Merger Agreement restricts us from taking specified actions without Frontier’s consent until the Merger is completed or the Merger Agreement is terminated, including amending our organizational documents, issuing shares of our common stock, divesting certain assets (including certain intellectual property rights), declaring or paying dividends, making certain significant acquisitions or investments, entering into any new lines of business, incurring certain indebtedness in excess of certain thresholds, amending or modifying certain material contracts, making non-ordinary course capital expenditures, making certain non-ordinary course changes to personnel and employee compensation, changing the cabin configuration or amenities on our aircraft and taking actions that may result in the loss of our FAA airworthiness certification or takeoff and landing slots. These restrictions and others more fully described in the Merger Agreement may affect our ability to execute our business strategies and attain our financial and other goals and may impact our business, results of operations and financial condition.

The pendency of the proposed Merger could cause disruptions to our business or business relationships, which could have an adverse impact on our results of operations. Parties with which we have business relationships, including Guests, pilots, employees, suppliers, third-party service providers and third-party distribution channels, may be uncertain as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.

The pursuit of the Merger and the preparation for our integration with Frontier’s business is expected to place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.

We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. We may also incur unanticipated costs in connection with our integration with Frontier’s business. The substantial majority of these costs will be non-recurring expenses relating to the Merger, and many of these costs are payable regardless of whether or not the Merger is consummated. We also could be subject to litigation related to the proposed Merger, which could prevent or delay the consummation of the Merger and result in significant costs and expenses.

Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition.

The Merger cannot be completed until conditions to closing are satisfied or (if permissible under applicable law) waived. The Merger is subject to numerous closing conditions, including among other things, (1) approval of the transactions by our stockholders, (2) receipt of applicable regulatory approvals, including approvals from the FCC, FAA and DOT and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; (4) the effectiveness of the registration statement to be filed by Frontier and Company with the SEC pursuant to the Merger Agreement; (5) the authorization and approval for listing on NASDAQ of the shares of Frontier Common Stock to be issued to holders of our common stock in the Merger; and (6) the absence of any material adverse effect (as defined in the Merger Agreement) on either the Company or Frontier.

The satisfaction of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

If the Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:

•we may experience negative reactions from the financial markets, and our stock price could decline to the extent that the current market price reflects an assumption that the Merger will be completed;

•we may experience negative reactions from employees, Guests, suppliers or other third parties;

•we may be subject to litigation, which could result in significant costs and expenses;

•management’s focus may have been diverted from day-to-day business operations and pursuing other opportunities that could have been beneficial to the Company; and

•our costs of pursuing the Merger may be higher than anticipated.

In addition to the above risks, we may be required, under certain circumstances, to pay Frontier a breakup fee equal to $94.2 million and/or to reimburse or indemnify Frontier for certain of its expenses. If the Merger is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, results of operations and financial condition.
In order to complete the Merger, the Company and Frontier must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.
Although the Company and Frontier have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals, including from the FCC, FAA and DOT, or expiration or earlier termination of relevant waiting periods, as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. As a condition to approving the Merger, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after completion of the Merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after completion of the Merger. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger.
Although we expect that the Merger will result in synergies and other benefits to us, we may not realize those benefits because of difficulties related to integration, the achievement of such synergies, and other challenges.

The Company and Frontier have operated and, until completion of the Merger, will continue to operate, independently, and there can be no assurances that our businesses can be combined in a manner that allows for the achievement of substantial benefits. Historically, the integration of separate airlines has often proven to be more time consuming and to require more resources than initially estimated. We must devote significant management attention and resources to integrating our business practices, cultures and operations. If we are not able to successfully integrate our business with Frontier’s, the anticipated benefits, including synergies, of the Merger may not be realized fully or may take longer than expected to be realized. Specifically, the following issues, among others, must be addressed in combining the operations of the Company and Frontier in order to realize the anticipated benefits of the Merger:

•combining the businesses of the Company and Frontier in a manner that permits us to achieve the synergies anticipated to result from the Merger, the failure of which would result in the anticipated benefits of the Merger not being realized in the time frame currently anticipated or at all;

•maintaining existing agreements with employees, suppliers, third-party service providers and third-party distribution channels, and avoiding delays in entering into new agreements with prospective employees, suppliers, third-party service providers and third-party distribution channels;

•the challenge of integrating complex systems and technologies, including designing and implementing an integrated customer reservations system, operating procedures, regulatory compliance programs, aircraft fleets, networks, and other assets in a manner that minimizes any adverse impact on Guests, suppliers, employees and other constituencies;

•determining whether and how to address possible differences in corporate cultures and management philosophies;

•integrating the businesses’ administrative and information technology infrastructure;

•the challenge of integrating workforces and attracting and retaining key personnel while maintaining focus on providing consistent, high quality customer service and running an efficient operation;

•managing the expanded operations of a significantly larger and more complex company;

•branding or rebranding initiatives may involve substantial costs and may not be favorably received by Guests; and

•resolving potential unknown liabilities, adverse consequences and unforeseen increased expenses associated with the Merger.

Even if the operations of our business and Frontier’s business are integrated successfully, the full benefits of the Merger may not be realized, including, among others, the synergies that are expected. These benefits may not be achieved within the anticipated time frame or at all. Additional unanticipated costs may also be incurred in the integration of our business and Frontier’s business. Further, it is possible that there could be loss of key Company or Frontier employees, loss of customers, disruption of either or both of the Company’s or Frontier’s ongoing businesses or unexpected issues, higher than expected costs and an overall post-completion process that takes longer than originally anticipated.

We plan to submit to the FAA a transition plan for merging the day-to-day operations of Frontier and the Company under a single operating certificate. The issuance of a single operating certificate will occur when the FAA agrees that we have achieved a level of integration that can be safely managed under one certificate. The actual time required and cost incurred to receive this approval cannot be predicted. Any delay in the grant of such approval or increase in costs beyond those presently expected could have a material adverse effect on the completion date of our integration plan and receipt of the benefits expected from that plan. See also “—We face challenges in integrating our computer, communications and other technology systems.” All of these factors could materially adversely affect our business, results of operations and financial condition.
We face challenges in integrating our computer, communications and other technology systems.

Among the principal risks of integrating Frontier’s and the Company’s businesses and operations are the risks relating to integrating various computer, communications and other technology systems, including designing and implementing an integrated customer reservations system, that will be necessary to operate Frontier and the Company as a single airline and to achieve cost synergies by eliminating redundancies in the businesses. The integration of these systems in a number of prior airline mergers has taken longer, been more disruptive and cost more than originally forecast. The implementation process to integrate these various systems will involve a number of risks that could adversely impact our business, results of operations and financial condition. The related implementation will be a complex and time-consuming project involving substantial expenditures for implementation consultants, system hardware, software and implementation activities, as well as the transformation of business and financial processes.

As with any large project, there will be many factors that may materially affect the schedule, cost and execution of the integration of our computer, communications and other technology systems. These factors include, among others: problems during the design, implementation and testing phases; systems delays and/or malfunctions; the risk that suppliers and contractors will not perform as required under their contracts; the diversion of management attention from daily operations to the project; reworks due to unanticipated changes in business processes; challenges in simultaneously activating new systems throughout our global network; difficulty in training employees in the operations of new systems; the risk of security breach or disruption; and other unexpected events beyond our control. We cannot assure you that our security measures, change control procedures or disaster recovery plans will be adequate to prevent disruptions or delays. Disruptions in or changes to these systems could result in a disruption to our business and our operations and the loss of important data. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.

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
The airline industry is particularly susceptible to price discounting because once a flight is scheduled, airlines incur only nominal additional costs to provide service to passengers occupying otherwise unsold seats. Increased fare or other price competition has adversely affected, and may continue to adversely affect, our revenue generation. Moreover, many other airlines have begun to unbundle services by charging separately for services such as baggage and advance seat selection. This unbundling and other cost reducing measures could enable competitor airlines to reduce fares on routes that we serve. Beginning in 2015, and continuing through 2019, more widespread availability of low fares, including from legacy network carriers, coupled with an increase in domestic capacity led to dramatic changes in pricing behavior in many U.S. markets. Many domestic carriers began matching lower cost airline pricing, either with limited or unlimited inventory. Additionally, changes in practices, including with respect to change and cancellation fees, as a result of the COVID-19 pandemic has led to further pricing changes among our competitors.
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
Many of the traditional network airlines in the United States have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. They also have completed large mergers that have increased their scale and share of the travel market. The mergers between AMR Corporation and US Airways Group, Inc., between Delta Air Lines and Northwest Airlines, between United Airlines and Continental Airlines, between Southwest Airlines and AirTran Airways, and between Alaska Airlines and Virgin America, have created five large airlines, with substantial national and international networks which create a more challenging competitive environment for smaller airlines like us. In the future, there may be additional consolidation in our industry. Any business combination could significantly alter industry conditions and competition within the airline industry, which could have an adverse effect on our business.
Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies, new pricing policies designed to compete with ULCCs or new market entrants. Any such competitor may have greater financial resources and access to less expensive sources of capital than we do, which could enable them to operate their business with a lower cost structure, or enable them to operate with lower marginal revenues without substantial adverse effects, than we can. If these competitors adopt and successfully execute a ULCC business model, we could be materially adversely affected. In 2015, Delta Air Lines began to market and sell a "Basic Economy" product which was designed in part to provide its customers with a low base fare similar to Spirit. In 2017, American Airlines and United Airlines announced their own "Basic Economy" product and beginning in late 2019, other airlines like Alaska Airlines and JetBlue, have followed suit.
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
Aircraft fuel costs represented 27.8%, 18.6% and 29.8% of our total operating expenses for 2021, 2020 and 2019, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could disrupt oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East and Venezuela, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.
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
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps ("jet fuel swaps") and United States Gulf Coast jet fuel options ("jet fuel options"). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2021, we had no outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past we have not had, and in the future we may not have, sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. In a falling fuel price environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs.
Please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Trends and Uncertainties Affecting Our Business—Aircraft Fuel.”
Restrictions on, or increased taxes applicable to, charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.
During 2021, 2020 and 2019, we generated non-ticket revenues of $1,807.8 million, $1,053.8 million and $1,943.7 million, respectively. Our non-ticket revenues are generally generated from charges for, among other things, baggage, bookings through certain of our distribution channels, advance seat selection, itinerary changes and loyalty programs. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “—We are subject to extensive and increasing regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
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
•higher levels of unemployment and varying levels of disposable or discretionary income in part due to the effect of rising inflation rates in the U.S.;
•depressed housing and stock market prices; and
•lower levels of actual or perceived consumer confidence.
These factors can adversely affect, and from time to time have adversely affected, our results of operations, our ability to obtain financing on acceptable terms and our liquidity. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs, can reduce spending for price-sensitive leisure and business travel. For many travelers, in particular the price-sensitive travelers we serve, air transportation is a discretionary purchase that they may reduce or eliminate from their spending in difficult economic times. The overall decrease in demand for air transportation in the United States in 2008 and 2009 resulting from record high fuel prices and the economic recession required us to take significant steps to reduce our capacity, which reduced our revenues. Additionally, we were required to reduce our capacity as a result of a dramatic drop in demand due to, and restrictions imposed as a result of, the COVID-19 pandemic beginning in the second quarter of 2020. Unfavorable economic conditions could also affect our ability to raise prices to counteract the effect of increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.
The airline industry faces ongoing security concerns and related cost burdens, furthered by threatened or actual terrorist attacks or other hostilities, that could significantly harm our industry and our business.
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

Airlines are often affected by factors beyond their control, including: air traffic congestion at airports; air traffic control inefficiencies; major construction or improvements at airports; adverse weather conditions, such as hurricanes or blizzards; increased security measures; new travel-related taxes or the outbreak of disease, any of which could harm our business, operating results and financial condition.

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, new travel-related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017, Hurricane Dorian in August 2019 and Hurricane Laura in August 2020) as well as southern Texas (such as Hurricane Harvey in August 2017), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico and the December 2019 and January 2020 earthquakes in Puerto Rico) can cause flight cancellations, significant delays and facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations, resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security, staffing shortages, as a result of COVID-19 or otherwise, or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19, could result in significant decreases in passenger traffic, the imposition of government restrictions in service, supply chain bottlenecks or issues, and staffing shortages and could have a material adverse impact on the airline industry. As a result of the COVID-19 pandemic, the U.S. government and government authorities in other countries around the world have implemented travel bans and other restrictions, which have drastically reduced consumer demand. For additional information, see “—The COVID-19 pandemic and measures to reduce its spread have had, and will likely continue to have, a material adverse impact on our business, results of operations and financial condition.” Any increases in travel-related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in January 2019 may have a negative impact on our operations and financial results.
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
Our business is labor intensive, with labor costs representing approximately 32.4%, 39.3% and 26.0% of our total operating costs for 2021, 2020 and 2019, respectively. As of December 31, 2021, approximately 81% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive, because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. We may also become subject to additional collective bargaining agreements in the future as non-unionized workers may unionize.
Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, collective bargaining agreements generally contain “amendable dates” rather than expiration dates, subject to standard opener provisions, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. This process continues until either the parties have reached agreement on a new collective bargaining agreement or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as lockouts and strikes.
During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB-assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the current five-year agreement with us.
In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. Our flight attendants ratified the agreement in May 2016. In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. As of December 31, 2021, we continued to negotiate with the AFA-CWA.
Our dispatchers are represented by the PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018.
Our ramp service agents are represented by IAMAW. In February 2020, the IAMAW notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our ramp service agents which became amendable in June 2020. On September 28, 2021, we filed an “Application for Mediation Services” with the NMB. We were able to reach a tentative agreement with the IAMAW with the assistance of the NMB on October 16, 2021. Our ramp service agents ratified the five-year agreement in November 2021.
In June 2018, our passenger service agents voted to be represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. During February 2022, we reached a tentative agreement with the TWU, which will need to be ratified by the passenger service agents.
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
Historically, we have maintained a high daily aircraft utilization rate. During 2020 and, to a lesser extent, 2021, we operated our aircraft at lower utilization levels due to the COVID-19 pandemic and as such our average daily aircraft utilization of 6.9 hours and 9.7 hours, respectively, were unusually low compared to prior years. Our average daily aircraft utilization was 12.3 hours for 2019. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, outbreaks of pandemics or contagious diseases or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2021, the average age of our aircraft was approximately 6.8 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our consolidated balance sheet. Depending on their recoverability, these maintenance reserves may be expensed as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.
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

The DOT has been aggressive in enforcing regulations for violations of the tarmac delay rules, passenger with disability rules, advertising rules and other consumer protection rules that could increase the cost of airline operations or reduce revenues. In December 2020, the DOT issued a Final Rule on Traveling by Air with Service Animals. This rule limits service animals to a dog that is individually trained to do work or perform tasks for the benefit of a person with a disability, and no longer considers an emotional support animal to be a service animal. This eliminates the requirement to carry emotional support animals for free, and will likely reduce costs. Additionally, in December 2020, the DOT withdrew a Request for Information soliciting information on whether airline restrictions on the distribution or display of airline flight information constitute an unfair and deceptive business practice and/or an unfair method of competition. The DOT said that decisions on how and where to sell their services should be left to the airlines.

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

A January 2021 executive erder mandated that masks be worn on commercial aircraft. We will continue to follow all relevant guidelines and guidance to protect our guests and staff, but we cannot forecast what additional safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.

In April 2020, we entered into a PSP Agreement with the Treasury, pursuant to which we were required to provide continued air service to certain markets between March and September 2020.

In January 2021, we entered into a PSP2 Agreement with the Treasury, pursuant to which we were required to provide continued air service to certain markets through March 1, 2022.

In April 2021, we entered into a PSP3 Agreement with the Treasury. Under these Agreements, we are subject to restrictions, along with additional reporting and recordkeeping requirements relating to the funds received under the three PSP programs and other programs to provide relief.

Internationally, the Centers for Disease Control ("CDC") issued an order requiring negative COVID-19 test results for passengers entering the U.S. effective on January 26, 2021. This order will remain in effect until the declared end of the COVID-19 pandemic public health emergency, by the U.S. Department of Health and Human Services or a CDC determination that such order is no longer necessary to prevent the further introduction, and spread of the COVID-19 virus into the United States. This order could be modified, and other requirements, such as more stringent bans from certain countries based on emerging variants of the COVID-19 virus, could be imposed. We will continue to comply with all contagious disease requirements issued by the U.S. and foreign governments, but we cannot forecast what additional requirements may be imposed in the future or the extent of any pre-travel testing requirements that may be under consideration in the United States and that may be in place, or renewed, in any foreign jurisdiction we serve, including the effect of such requirements on passenger demand or the costs or revenue impact that would be associated with complying with such requirements.

Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on, our business.

Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, limits deductions for borrowers for net interest expense on debt. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to immigration policy; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act") or the Tax Cuts and Jobs Act; public company reporting requirements; environmental regulation and antitrust enforcement. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve.

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

Certain of the products and services that we purchase, including our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. In early October 2019, the World Trade Organization ruled that the United States could impose $7.5 billion in retaliatory tariffs in response to illegal European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including a 10% tariff on new commercial aircraft. In February 2020, the United States announced an increase to this tariff from 10% to 15%. These tariffs apply to aircraft that we are already contractually obligated to purchase. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute. However, these tariffs are under continuing review and at any time could be increased, decreased, eliminated or applied to a broader range of products we use. The imposition of these tariffs may substantially increase the cost of, among other things, imported new Airbus aircraft and parts required to service our Airbus fleet, which in turn could have a material adverse effect on our business, financial condition and/or results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase as many aircraft as we intended in the future. Any such action could have a material adverse effect on the size of our fleet, business, financial condition and/or results of operations.

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
We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting system, telecommunications systems, website, maintenance systems and check-in kiosks. The performance and reliability of our technology are critical to our ability to operate and compete effectively. The execution of our strategic plans could be negatively affected by (i) our ability to timely and effectively implement, transition, and maintain related information technology systems and infrastructure; (ii) our ability to effectively balance our investment of incremental operating expenses and capital expenditures related to our strategies against the need to effectively control cost; and (iii) our dependence on third parties with respect to our ability to implement our strategic plans. We cannot assure you that our security measures, change control procedures and disaster recovery plans will be adequate to prevent disruptions or delays. Disruption in or changes to these systems could result in an interruption to our operations or loss of important data. Any of the foregoing could result in a material adverse effect on our business, reputation, results of operations and financial condition.
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
Our business employs systems and websites that allow for the secure storage and transmission of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information, credit card data and other confidential information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Although we take steps to secure our management information systems, and although auditors review and approve the security configurations and management processes of these systems, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective, and our systems may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber attacks (including ransom attacks in which malicious persons encrypt our systems, steal data, or both, and demand payment for decryption of systems or to avoid public release of data), computer viruses, power loss or other disruptive events. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. In addition, attacks not targeted at us, but targeted solely at suppliers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, suppliers and others.
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
We rely on third-party distribution channels, including those provided by or through global distribution systems, or GDSs, conventional travel agents and online travel agents, or OTAs, to distribute a portion of our airline tickets, and we expect in the future to rely on these channels to an increasing extent to collect ancillary revenues. These distribution channels are more expensive and at present have less functionality in respect of ancillary revenues than those we operate ourselves, such as our call centers and our website. Certain of these distribution channels also effectively restrict the manner in which we distribute our products generally. To remain competitive, we will need to successfully manage our distribution costs and rights, and improve the functionality of third-party distribution channels, while maintaining an industry-competitive cost structure. Negotiations with key GDSs and OTAs designed to manage our costs, increase our distribution flexibility, and improve functionality could be contentious, could result in diminished or less favorable distribution of our tickets, and may not provide the functionality we require to maximize ancillary revenues. Any inability to manage our third-party distribution costs, rights and functionality at a competitive level or any material diminishment in the distribution of our tickets could have a material adverse effect on our competitive position and our results of operations. Moreover, our ability to compete in the markets we serve may be threatened by changes in technology or other factors that may make our existing third-party sales channels impractical, uncompetitive or obsolete.
We rely on a single service provider to manage approximately half of our fuel supply.
As of December 31, 2021, we had a single fuel service contract with World Fuel Services Corporation to manage approximately half of the sourcing and contracting of our fuel supply. A failure by this provider to fulfill its obligations could have a material adverse effect on our business, results of operations and financial condition.
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

One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. Since the addition of A320neo aircraft in 2016, we had experienced introductory issues with the new-generation PW1100G-JM engines, designed and manufactured by Pratt & Whitney, which had previously resulted in diminished service availability of such aircraft. After the introductory period of service availability of our A320neo aircraft, design changes have been made to the new generation PW1100G JM engines designed by Pratt & Whitney to address past service availability of this fleet type. We cannot be certain that new technical issues may be mitigated given the relatively short life these engines have been in service however, during the first five years of operations, the engine manufacturer has properly addressed issues affecting service availability. We continuously work with the engine manufacturer to secure support and relief in connection with possible engine related operation disruptions. Should appropriate design or mechanical modifications not be implemented or not be effective, this could materially adversely affect our business, results of operations and financial condition. These types of events, if appropriate design or mechanical modifications cannot be implemented, could materially adversely affect our business, results of operations and financial condition. Moreover, the use of our aircraft could be suspended or restricted by regulatory authorities in the event of actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft, engines or components that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft, engines or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.
Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the domestic U.S., Caribbean or Latin American markets could harm our business, results of operations and financial condition.
A significant portion of our operations are conducted to and from the domestic U.S., Caribbean or Latin American markets. Our business, results of operations and financial condition could be harmed if we lost our authority to fly to these markets, by any circumstances causing a reduction in demand for air transportation, or by governmental reduction or limitation of operating capacity, in these markets, such as adverse changes in local economic or political conditions, negative public perception of these destinations, unfavorable weather conditions, public health concerns or terrorist-related activities. Furthermore, our business could be harmed if jurisdictions that currently limit competition allow additional airlines to compete on routes we serve. Many of the countries we serve are experiencing either economic slowdowns or recessions, which may translate into a weakening of demand and could harm our business, results of operations and financial condition.
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
Members of the International Civil Aviation Organization ("ICAO") have been negotiating a global agreement in greenhouse gas emissions for the aviation industry. In October 2016, the ICAO adopted the Carbon Offsetting and Reduction Scheme for International Aviation ("CORSIA"), which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. Further, in June 2018 the ICAO adopted standards pertaining to the collection and sharing of information in international aviation emissions beginning in 2019. We are a participant in the CORSIA program. The CORSIA will increase operating costs for Spirit and other U.S. airlines that operate internationally. The CORSIA is being implemented in phases beginning with a voluntary pilot which began in 2021 and will continue through 2023. The COVID-19 pandemic has depressed international aviation such that 2020 emissions will not be included in setting a baseline. Airlines will have until January 2025 to cancel eligible emissions units to comply with their total offsetting requirements for the pilot phase. From 2021, all flights will be subject to offsetting with certain exceptions. Certain details are still being developed and the impact cannot be fully predicted. Compliance with CORSIA could significantly increase our operating costs. The potential impact of CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that we would need to acquire, the efficiency of our fleet and the number of flights subject to these requirements. These costs have not been completely defined and could fluctuate.
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

Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, we may face high employee turnover. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel. If we are unable to hire, train and retain qualified employees, our operations and business could be harmed and we may be unable to implement our growth plans. In 2021, we experienced a shortage of qualified workers as the U.S. labor market tightened. As a result, our operation was negatively impacted and our labor costs have increased substantially, and we expect to continue to face labor shortages and higher costs in 2022. In addition, COVID-19-related absences have had an adverse effect on our operations, which may have a material adverse effect on our results of operations.

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

Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team. Competition for highly qualified personnel is intense. For example, the executive compensation limitations under the PSP, PSP2 and PSP3 programs (valid through March 24, 2022, October 1, 2022 and April 1, 2023, respectively) may hinder our ability to retain our executive officers or other key employees. The loss of any executive officer or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-person life insurance on our management team.
The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.
As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the New York Stock Exchange. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees, or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Risks Related to Our Programs

The success of the Free Spirit Program and the Spirit Saver$ ClubTM program depend on the success of the Company.

The Free Spirit Program and the Spirit Saver$ ClubTM program depend on our continued success as a commercial airline and our continued performance under certain Free Spirit Agreements. The success or failure of our business will have a direct impact the success and the value of the Free Spirit Program and the Spirit Saver$ ClubTM program.

Business decisions made by the Company, including with respect to ticket prices, routes, the location of hubs, cabin designs, safety procedures, any initiatives to retain customers and otherwise, could have an adverse impact on our appeal to air travelers, which could negatively affect participation in the Free Spirit Program and the Spirit Saver$ ClubTM program, damage our reputation or harm our relationships with the Free Spirit Partners. For instance, certain business decisions may negatively adjust the rate at which points are purchased by third parties under the terms of the applicable Free Spirit Agreement, and decisions by the Company with respect to mergers, divestitures or other corporate events may provide for termination rights of third parties under Free Spirit Agreements, each of which could have a material adverse effect on the financial and operational success, as well as the appraised value of the Free Spirit Program and the Spirit Saver$ ClubTM program.

The success of the Free Spirit Program and the Spirit Saver$ ClubTM program may be harmed by decisions or actions of our partners that are beyond our control.

The Free Spirit Program and the Spirit Saver$ ClubTM program depend in part on the decisions or actions of our partners. For example, issuers of our co-branded credit cards have certain rights to alter terms and conditions of the credit card accounts of their customers, including finance charges and other fees and required minimum monthly payments, in order to maintain their competitive position in the credit card industry or to comply with, among other things, regulatory guidelines, relevant law or prudent business practices. Changes in the terms of such credit card accounts may reduce the number of new accounts, the volume of credit card spend or negatively impact account retention, which in turn may reduce the number of points accrued and sold or impact the Free Spirit Program. Although issuers of our co-branded credit cards may consult the Company prior to implementing any such changes, no assurance can be given that issuers of our co-branded credit cards will not take actions that adversely affect the success of Free Spirit Program and the Spirit Saver$ ClubTM program.

Covenant restrictions on the Free Spirit Program and the Spirit Saver$ ClubTM program in our debt agreements will impose restrictions on our operations, and if we are not able to comply with such covenants, our creditors could accelerate our indebtedness or exercise other remedies.

The covenants in the indenture governing the Secured Notes contains a number of provisions that impose restrictions on the Free Spirit Program and the Spirit Saver$ ClubTM program which, subject to certain exceptions, limit the ability of the Company to, among other things, amend the policies and procedures of the Free Spirit Program and the Spirit Saver$ ClubTM program in a manner that would be reasonably expected to have a material adverse effect, compete with the Free Spirit Program and the Spirit Saver$ ClubTM by establishing another mileage or loyalty program (subject to certain exceptions) and sell pre-paid miles in excess of $25.0 million annually and $125.0 million in the aggregate. The indenture contains additional restrictions on the Free Spirit Program and the Spirit Saver$ ClubTM program, including the ability to terminate or modify certain licenses and certain material Free Spirit Agreements. The indenture also requires Spirit to maintain a minimum liquidity of at least $400.0 million on a daily basis. Such covenants are in addition to the other restrictions in the indenture, such as restrictions on the ability of the issuers and guarantors of the Secured Notes to make restricted payments, incur additional indebtedness, enter into certain transactions with affiliates, create or incur certain liens on the collateral, merge, consolidate, or sell assets, sell, transfer or otherwise convey the collateral and designate certain subsidiaries as unrestricted.

Complying with these covenants and other restrictive covenants that may be contained in any future debt agreements will limit our ability to operate our business and may limit our ability to take advantage of business opportunities that are in our long-term interest.

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

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2021, we had $2,063.7 million in aircraft-related debt and $1,174.5 million of other long-term debt on our consolidated balance sheet. In 2021 and 2020, we made scheduled principal payments of $470.0 million and $254.3 million on our outstanding debt obligations, respectively. As of December 31, 2021, we had future principal debt obligations of $3.2 billion, of which $193.0 million is due in 2022.

In 2021 and 2020, we paid the lessors rent of $252.2 million and $172.0 million, respectively. As of December 31, 2021, we had future aircraft and spare engine operating lease obligations of approximately $2.7 billion.

In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, IAE, and Pratt & Whitney for delivery over the next several years.

Our ability to pay the fixed and other costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. The amount of our aircraft-related fixed obligations, our obligations under our other debt arrangements, and the related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:
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

For additional information, refer to “Notes to Consolidated Financial Statements—14. Debt and Other Obligations and 11. Common Stock and Preferred Stock.”

We are highly dependent upon our cash balances and operating cash flows.

As of December 31, 2021, we have a revolving credit facility, maturing in 2024, for up to $240.0 million which was undrawn and available as of December 31, 2021. For additional information, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements—14. Debt and Other Obligations.” This credit facility is not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft-related fixed obligations. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of COVID-19 on our financial position and operations, including through the payroll support program or loan program with the Treasury and offerings of our common stock, Secured Notes and Convertible Notes. For additional information, refer to “Notes to Consolidated Financial Statements—14. Debt and Other Obligations and 11. Common Stock and Preferred Stock.” In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Securities

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, or warrants issued to the Treasury under the PSP, PSP2 or PSP3, could depress the trading price of our common stock and Convertible Notes.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the PSP, PSP2 and PSP3, we issued to the Treasury 739,089 warrants which may be exercised for shares of our common stock in consideration for the receipt of funding from the Treasury. See “—We have agreed to certain restrictions on our business by accepting financing under the legislation enacted in response to the COVID-19 pandemic.” Additionally, in 2020 we issued 9,000,000 shares pursuant to our ATM Program and in 2021 we completed the registered direct placement of 10,594,073 shares of our voting common stock. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. The indenture for the 4.750% convertible senior notes due 2025 (the “2025 Convertible Notes”) and the 1.00% convertible senior notes due 2026 (the “2026 Convertible Notes”, and together with the 2025 Convertible Notes, the “Convertible Notes”) does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the Convertible Notes, may significantly decline. In addition, any issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including holders of our Convertible Notes who have received shares of our common stock upon conversion of their Convertible Notes.

Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders, including holders of the Convertible Notes who have previously converted their Convertible Notes

At our election, we may settle Convertible Notes tendered for conversion partly or, in the case of the 2025 Convertible Notes, entirely, in shares of our common stock. As a result, the conversion of some or all of the Convertible Notes may dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock and, in turn, the price of the Convertible Notes. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could depress the price of our common stock.

Provisions in the indenture governing the Convertible Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in the Convertible Notes and the indenture governing the Convertible Notes could make the Merger or another third party attempt to acquire us more difficult or expensive. For example, if a takeover, including the Merger, constitutes a fundamental change, then holders of the Convertible Notes will have the right to require us to repurchase their notes for cash. In addition, if a takeover, including the Merger, constitutes a make-whole fundamental change, then we may be required to temporarily increase the conversion rate. In either case, and in other cases, our obligations under the Convertible Notes and the indenture governing the Convertible Notes could increase the cost of the Merger or acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of the Convertible Notes or holders of our common stock may view as favorable.

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
•special meetings of our stockholders can be called only by the Chairman of the Board or by our corporate secretary at the direction of our board of directors; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.
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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2021, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2021, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
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
We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and fund share repurchases under programs approved by our Board of Directors. We do not intend to pay cash dividends in the foreseeable future. As described herein, our Board of Directors is prohibited from declaring dividends until September 30, 2022, pursuant to the terms of our participation in the PSP, PSP2 and PSP3. Additionally, the Merger Agreement restricts us from declaring or paying dividends without Frontier's consent until the Merger is completed or the Merger Agreement is terminated. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our Board of Directors deems relevant. The timing of any share repurchases under share repurchase programs will depend upon market conditions, our capital allocation strategy and other factors, subject to the limitations pursuant to our participation in the PSP, PSP2 and PSP3.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2021, we operated a fleet of 173 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned (1)	Number Leased
A319	145	15.3	31	29	2
A320ceo	182	7.2	64	36	28
A320neo	182	1.9	48	11	37
A321	228	5.0	30	30	—
		6.8	173	106	67
(1) Includes one aircraft recorded as a failed sale-leaseback. Refer to “Notes to the Consolidated Financial Statements—14, Debt and Other Obligations" and "Notes to the Consolidated Financial Statements—15, Leases and Aircraft Maintenance Deposits" for additional information.
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. As of December 31, 2021, our firm aircraft orders consisted of 120 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. As of December 31, 2021, we had secured financing for 17 aircraft, scheduled for delivery from Airbus through 2022, which will be financed through sale leaseback transactions. In addition, we had 36 direct operating leases for A320neos and A321neos with third-party lessors, with deliveries expected through 2024. During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2021, we were committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2027.
Ground Facilities
We lease all of our facilities at each of the airports we serve, with the exception of our aircraft maintenance hangar in Detroit, which we own and operate on leased land. Our leases for terminal passenger service facilities, which include ticket counter and gate space, operations support areas and baggage service offices, generally have a term ranging from month-to-month to 24 years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We also have entered into use agreements at the airports we serve that provide for the non-exclusive use of runways, taxiways and other airfield facilities. Landing fees paid under these agreements are based on the number of landings and weight of the aircraft.
As of December 31, 2021, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 29% of our capacity operating from FLL during 2021. We operate primarily out of Terminals 3 & 4 at FLL. We currently use up to thirteen gates simultaneously at Terminal 3 and Terminal 4. We have preferential access to six of the Terminal 4 gates, preferential access to four of the Terminal 3 gates, common use access to the four airport controlled Terminal 4 gates, and common use access to the one airport controlled Terminal 3 gate. Other airports through which we conduct significant operations include Orlando International Airport (MCO), McCarran International Airport (LAS), Detroit Metropolitan Wayne County Airport (DTW), Los Angeles International Airport (LAX), Hartsfield-Jackson Atlanta International Airport (ATL) as well as Miami International Airport (MIA) beginning in late 2021.

Our largest maintenance facility is a hangar currently located at DTW. This hangar is owned and operated on leased land. The lease with the airport authority expires in September 2032. We also conduct additional maintenance operations in leased facilities in Fort Lauderdale, Florida; Chicago, Illinois; Atlantic City, New Jersey; Dallas, Texas; Houston, Texas; Las Vegas, Nevada; Orlando, Florida; Atlanta, Georgia; Myrtle Beach, South Carolina; Fort Myers, Florida; Philadelphia, Pennsylvania; Baltimore, Maryland; Latrobe, Pennsylvania; Miami, Florida and Tampa, Florida.
Our principal executive offices and headquarters are located in a leased facility at 2800 Executive Way, Miramar, Florida 33025, consisting of approximately 56,000 square feet. The lease for this facility expires in January 2025. In January 2014, we expanded our principal executive offices and headquarters by leasing an additional facility located at 2844 Corporate Way,

Miramar, Florida 33025, consisting of approximately 15,000 square feet. The lease for this facility expires in January 2025. In March 2018, we added approximately 26,000 square feet of office space at 2877-2899 N Commerce Parkway, Miramar, FL 33025 to further support the corporate headquarters. In July 2019, the lease on this space was extended on substantially the same terms and expires on February 28, 2023. In September 2021, the lease on this space was extended an additional year on substantially the same terms and expires on February 29, 2024.
During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we are building a new headquarters campus. During January 2021, we began building our new headquarters campus with an expected completion during the fall season of 2023. In connection with the lease agreement, we are also expected to build a 200-unit residential building.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol "SAVE." As of January 28, 2022, there were approximately 70 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2022 Proxy Statement is incorporated herein by reference.
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
Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2021. Repurchases of equity securities during the period include repurchases made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2021	640	$24.41	—	$—
November 1-30, 2021	—	—	—	—
December 1-31, 2021	6,932	21.31	—	—
Total	7,572	$21.58	—
During the first three quarters of 2021, we repurchased 47 thousand shares for a total of $1.4 million. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock awards or performance share awards.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the the NYSE ARCA Airline Index and the S&P 500 Index for the period beginning on December 31, 2016 and ending on December 31, 2021. The graph assumes an investment of $100 in our stock and the three indices, respectively, on December 31, 2016, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2016 to December 31, 2021, is not necessarily indicative of future results.

Spirit
NYSE ARCA Airline Index
S&P 500 Index
300
250
200
150
100
50
0
12/31/16
12/31/17
12/31/18
12/31/2019
12/31/2020
12/31/2021

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
Spirit	$100.00	$77.51	$100.10	$69.67	$42.26	$37.76
NYSE ARCA Airline Index	$100.00	$106.18	$83.46	$102.43	$77.61	$76.26
S&P 500 Index	$100.00	$121.82	$116.47	$153.13	$181.29	$233.28

ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of fiscal year 2021 compared to fiscal year 2020 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2019 items and fiscal year 2020 compared to fiscal year 2019, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the United States Securities and Exchange Commission on February 10, 2021 and is incorporated herein by reference.
We evaluate our financial performance utilizing various accounting principles generally accepted in the United States of America (“GAAP”) and non-GAAP financial measures, including Adjusted CASM and Adjusted CASM ex-fuel. These non-GAAP financial measures are provided as supplemental information to the financial information presented in this annual report that is calculated and presented in accordance with GAAP and these non-GAAP financial measures are presented because management believes that they supplement or enhance management’s, analysts’ and investors’ overall understanding of our underlying financial performance and trends and facilitate comparisons among current, past and future periods.
Because the non-GAAP financial measures are not calculated in accordance with GAAP, they should not be considered superior to and are not intended to be considered in isolation or as a substitute for the related GAAP financial measures presented in this annual report and may not be the same as or comparable to similarly titled measures presented by other companies due to possible differences in the method of calculation and in the items being adjusted. We encourage investors to review our financial statements and other filings with the Securities and Exchange Commission in their entirety and not to rely on any single financial measure.
The information below provides an explanation of certain adjustments reflected in the non-GAAP financial measures and shows a reconciliation of non-GAAP financial measures reported in this annual report to the most directly comparable GAAP financial measures. Within the financial tables presented, certain columns and rows may not add due to the use of rounded numbers. Per unit amounts presented are calculated from the underlying amounts.
Operating expenses per available seat mile (“CASM”) is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. We exclude loss on disposal of assets, special charges (credits), federal excise tax recovery adjustments and accelerated depreciation to determine Adjusted CASM. We believe that also excluding aircraft fuel and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric. In prior periods, we excluded supplemental rent adjustments related to the modification of aircraft or engine leases from Adjusted CASM and Adjusted CASM ex-fuel. However, we no longer exclude supplemental rent adjustments from our non-GAAP measures. Therefore, 2021 and 2020 non-GAAP measures have been revised to reflect this change and no longer exclude previously reported supplemental rent adjustments.

2021 Year in Review
As a result of the COVID-19 pandemic, we experienced sharp declines in passenger demand and bookings beginning in March 2020 that lasted throughout 2020, and to a lesser extent throughout 2021. Since its initial onset in early 2020, the impact of the COVID-19 pandemic, including any of its variants, has evolved and continues to be fluid. While air travel demand improved during 2021, as compared to the majority of 2020, we still experienced weakened passenger demand and bookings as compared to pre-pandemic levels. However, as the current year has progressed and as described below, we have seen some improvement in our business.
Load factor for 2021 was 78.8% as compared to 69.7% in the prior year. We experienced an increase in capacity of 47.0%, period over period, as air travel demand continued to increase compared to prior year. As the COVID-19 pandemic continues to evolve, our financial and operational outlook remains subject to change. We continue to monitor the impact of the pandemic on our operations and financial condition, and to adjust our mitigation and operational strategies.

Impact on the Operations

Beginning in March 2020, we began to experience significant fluctuations in demand due to the impacts of the COVID-19 pandemic. While we currently estimate that air travel demand will continue to fluctuate in the upcoming months as the effects of COVID-19 continue to develop, we expect that air travel demand will continue to recover in 2022. However, the situation continues to be fluid and actual capacity adjustments may be different than what we currently expect.

The COVID-19 pandemic and its effects continue to evolve, with developments including:

•Fluctuations in the rate of infections;

•Infections from the identified Delta and Omicron variants;

•The emergency use authorization issued by the U.S. Food and Drug Administration for COVID-19 vaccines;

•Increases in the availability of COVID-19 vaccines resulting in expanded eligibility to more groups of people to receive the vaccine;

•The approval of the Pfizer-BioNTech COVID-19 vaccine for persons aged 5 years and over;

•The requirement, effective November 8, 2021, that all inbound international travelers, that are not U.S. citizens and not an immigrant (not a U.S. citizen, U.S. national, lawful permanent resident, or traveling to the United States on an immigrant visa) provide evidence of being fully vaccinated against COVID-19; and

•The requirement, effective December 6, 2021, that all inbound international travelers (regardless of vaccination status or citizenship) provide a negative COVID-19 test no more than one day before traveling by air into the United States.

On September 9, 2021, President Biden announced his Path Out of the Pandemic plan, which includes mandatory COVID-19 vaccination for certain employees in the private sector, the federal government, and health care settings. For private employers with 100 or more employees, President Biden's plan directed the Occupational Safety and Health Administration (OSHA) to issue an emergency temporary standard (ETS) requiring vaccination or weekly COVID-19 testing of all employees, absent disability or religious accommodations. The attorneys general of several states filed lawsuits challenging the ETS. On January 13, 2022, the Supreme Court blocked the Biden administration from enforcing its vaccine or test requirements for employers with 100 employees or more, however, each state may institute vaccination or testing requirements. We will continue to monitor the developments as it relates to this mandate.

COVID-19 Legislation

On April 20, 2020, we entered into a PSP Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which we received a total of $344.4 million, used exclusively to pay for salaries, wages and benefits for our Team Members through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year loan. In addition, in connection with our participation in the PSP, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of our common stock at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020) with a fair value of $3.9 million. We registered the resale of the warrants pursuant to the warrant agreement with the Treasury in September and October 2020. The remaining amount of $267.2 million, net of related costs, is in the form of a grant and was recognized in special credits in our consolidated statement of operations in 2020.

On December 27, 2020, the PSP2 was signed into law which extended the PSP portion of the CARES Act through March 31, 2021 and provided an additional $15 billion to fund the PSP2 for employees of passenger air carriers. We entered into the PSP2 payroll support program agreement with the Treasury on January 15, 2021. During the first and second quarters of 2021, We received a total of $212.1 million through the PSP2, used exclusively to pay for salaries, wages and benefits for our Team Members through March 31, 2021.

In addition, the ARP, enacted on March 11, 2021, authorized the Treasury to provide additional assistance through the PSP3. Under the ARP, Treasury provided approximately $14 billion to fund the PSP3 for employees of passenger air carriers. We entered into the PSP3 payroll support program agreement with the Treasury on April 29, 2021. During the second quarter of 2021, we received a total of $197.9 million through the PSP3, to be used exclusively to pay for salaries, wages and benefits for our Team Members through September 30, 2021.

Of the amounts received in 2021 mentioned above, $63.0 million is in the form of a low-interest 10-year loan. In addition, in connection with our participation in the PSP2 and PSP3, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares and 80,539 shares of our common stock at a strike price of $24.42 per share (the closing price for the shares of our common stock on December 24, 2020) and $36.45 (the closing price for the shares of our common stock on March 10, 2021) with fair values of $2.8 million and $1.5 million, respectively. We registered the resale of the warrants pursuant to the warrant agreement with the Treasury in May 2021 and June 2021, respectively. The remaining amount of $342.7 million is in the form of a grant and was recognized in special credits in our consolidated statement of operations in 2021. Total warrants issued in connection with the PSP, PSP2 and PSP3 represent less than 1% of the outstanding shares of our common stock as of December 31, 2021.

In connection with our participation in the PSP2 and PSP3, we are subject to certain restrictions and limitations, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2022;

•Limits on executive compensation through April 1, 2023;

•Restrictions from conducting involuntary furloughs or reducing pay rates and benefits until September 30, 2021, or the date on which all PSP funding has been expended;

•Requirements to maintain certain levels of scheduled services through March 1, 2022; and

•Reporting requirements.

The CARES Act also provided an employee retention credit (“CARES Employee Retention credit”) which was a refundable tax credit against certain employment taxes. We qualified for the credit beginning on April 1, 2020 and received additional credits for qualified wages through December 31, 2020. The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the ARP extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. During the twelve months ended December 31, 2021, we recorded the $37.5 million related to the CARES Employee Retention credit for the first and second quarters of 2021 within special credits on our consolidated statement of operations. We did not qualify for the employee retention credit for the third and fourth quarters of 2021. As of December 31, 2021, $40.8 million remained in accounts receivable, net on our consolidated balance sheet related to the CARES employee retention credit for the fourth quarter of 2020 and first and second quarters of 2021. Refer to “Notes to the Consolidated Financial Statements—5. Special Charges and Credits", for additional information.

Finally, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. During 2020, we deferred $23.2 million in social security tax payments. As of December 31, 2021, $11.7 million of deferred social security tax payments remains within other current liabilities on our consolidated balance sheet.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the COVID-19 pandemic in the United States. in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. During the twelve months ended December 31, 2020, these actions included the private offering of $850.0 million of the 8.00% senior secured notes, the public offering of $175.0 million in 4.75% convertible notes due 2025, the public offering of 20,125,000 shares of our voting common stock for which we received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of our voting common stock through our ATM Program for which we received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020. During the first quarter of 2021, we entered into an amendment to this revolving credit facility which extended the maturity to March 30, 2024 and increased the commitment amount to $240.0 million. During the second quarter of 2021, the revolving credit facility was paid down in full and $240.0 million remained undrawn and available as of December 31, 2021. During the twelve months ended December 31, 2021, we further improved our liquidity and financial position through the public offering of $500.0 million in 1.00% convertible notes due 2026, the issuance of 10,594,073 shares of our voting common stock for which we received net proceeds of $370.8 million, the extinguishment of $146.8 million in principal amount of our 4.75% convertible notes due 2025 and the extinguishment of $340.0 million in principal amount of our 8.00% senior secured notes. Refer to “Notes to the Consolidated Financial Statements—14. Debt and Other Obligations" and "Notes to the Consolidated Financial Statements—11. Common Stock and Preferred Stock" for additional information. As a result of these actions, as of December 31, 2021, we had $1,679.8 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

The Omicron variant has significantly impacted staffing levels and disrupted travel across the industry and is expected to temporarily delay the demand recovery in early 2022. However, for purposes of assessing our liquidity needs, we estimate that air travel demand will continue to recover in 2022. We believe the actions taken since the onset of the COVID-19 pandemic address our future liquidity needs, but we may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives, prevailing government policy and financial market conditions.

Workforce Actions

As required by the PSP2, during the first quarter of 2021, we offered to rehire all eligible Team Members who were involuntarily terminated during 2020. For the twelve months ended December 31, 2021, we recorded $2.0 million in special charges within special credits on our consolidated statement of operations related to the rehiring of Team Members under our involuntary employee separation program. In addition, in response to increased air travel demand, during the first quarter of 2021, we requested the voluntary return to work of certain Team Members on leave under our voluntary leave programs. As of December 31, 2021, all Team Members previously on voluntary leave had returned to work. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on our consolidated statement of operations. As we continue to monitor the impacts of the pandemic on our operations and financial condition, we will consider and evaluate the need for any additional workforce actions in future periods. In addition, we will continue to monitor any government mandates related to vaccine, testing and other requirements.

Summary of Results

During 2021, we generated a pre-tax loss of $520.3 million and a net loss of $472.6 million, $(4.50) per share, compared to a pre-tax loss of $620.2 million and a net loss of $428.7 million, $(5.06) per share, in 2020. The decrease in pre-tax loss was primarily driven by a 66.3% increase in our traffic and a 7.4% increase in average yield, year over year. In 2021, we increased our capacity by 47.0%, as compared to the prior year period. In addition, we recorded a loss on extinguishment of debt of $331.6 million in 2021, that contributed to our net loss, year over year. Partially offsetting the net loss incurred in the period was a $377.7 million special credit recorded within special charges (credits). Refer to “Notes to the Consolidated Financial Statements—5. Special Charges and Credits" for additional information.
For the year ended December 31, 2021, we had a negative operating margin of 1.8% on $3,230.8 million in operating revenues. TRASM in 2021 was 7.93 cents, an increase of 21.4% compared to the prior year. Total revenue per passenger flight segment increased 6.8%, year over year, from $98.14 to $104.80. The increase in total fare revenue per passenger flight segment was primarily due to an increase of 7.4% in average yield, year over year. Fare revenue per passenger flight segment increased 12.6%, while non-ticket revenue per passenger flight segment increased by 2.6%, as compared to the prior year, as the majority of the breakage revenue was recognized within fare revenue. In addition, due to large increases in credit shells issued as well as significant increases in the expiration of those credit shells, we recognized significantly higher credit shell breakage in 2021 as compared to prior year.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model. Our unit operating costs continue to be among the lowest of any airline in the United States. During 2021, our Adjusted CASM ex-fuel was 6.74 cents as compared to 7.90 cents for 2020. The decrease on a per-ASM basis was primarily due to improved air travel demand, as compared to the prior year period, which drove a significant increase of 47.0% in ASMs, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on primarily fixed costs such as salaries, wages, and benefits expense, depreciation and amortization expense and landing fees and other rents expense.
During 2021, we added 8 new destinations: Louisville, Kentucky; St. Louis, Missouri; Milwaukee, Wisconsin; Pensacola, Florida; Puerto Vallarta, Mexico; Manchester, New Hampshire; Miami, Florida; Tegucigalpa, Honduras. During 2021, we grew our fleet of Airbus single-aisle aircraft from 157 to 173 aircraft as we took delivery of 10 aircraft under direct operating leases and 6 aircraft under sale-leaseback transactions (1 of which did not qualify to be accounted for as a sale-leaseback). In addition, we purchased 4 previously leased aircraft. We also took delivery of 6 engines under direct, short-term, operating leases, 2 new engines through cash purchases and purchased 2 previously leased engines. As of December 31, 2021, our 173 Airbus A320-family aircraft fleet was comprised of 31 A319ceos, 64 A320ceos, 48 A320neos and 30 A321ceos of which 73 aircraft are financed through secured debt, 67 are financed under operating leases, and 33 are unencumbered. As of December 31, 2021, our aircraft orders consisted of 156 A320 family aircraft scheduled for delivery through 2027.
Operating Revenues

Our operating revenues are comprised of passenger revenues and other revenues.
Passenger revenues

    Fare revenues. Tickets sold are initially deferred within air traffic liability on our consolidated balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. Generally, all tickets sold by us are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. Fare revenues are recorded within passenger revenues on our consolidated statement of operations. Refer to our disaggregated revenue table within “Notes to the Consolidated Financial Statements— 4. Revenue Disaggregation."
Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell. For credit shells that we estimate are not likely to be used prior to expiration, we recognize the associated value proportionally during the period over which the remaining credit shells may be used. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment and can be impacted by several factors including, but not limited to, changes to our ticketing policies, changes to our refund, exchange, and credit shell policies, and economic factors.
    Non-fare revenues. Our most significant non-fare revenues generally include revenues generated from air travel-related services paid for baggage, passenger usage fees, advance seat selection, itinerary changes, and loyalty programs. These ancillary items are deemed part of the single performance obligation of providing passenger transportation and as such, are recognized in non-fare revenues within passenger revenues on our consolidated statement of operations. Refer to our disaggregated revenue table within “Notes to the Consolidated Financial Statements— 4. Revenue Disaggregation." The majority of our passenger non-fare revenues are recognized at time of departure when transportation is provided.

Passenger revenues are recognized once the related flight departs. Accordingly, the value of tickets and non-fare revenues sold in advance of travel is included under our current liabilities as “air traffic liability,” or ATL, until the related air travel is provided.

Guests may earn points based on their spending with the FREE SPIRIT credit card affinity program which we have an agreement to sell points. The contract to sell points under this agreement has multiple performance obligations, as discussed below.

Our co-branded credit card agreement provides for joint marketing where cardholders earn points for making purchases using co-branded cards. During 2020, we extended our agreement with the administrator of the FREE SPIRIT affinity credit card program to extend through March 31, 2024. In connection with the extension of the agreement, in January 2021, we launched a new loyalty program with extended points expiration, additional benefits based on status tiers, and other changes. We account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative stand-alone selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits and (iii) advertising and marketing efforts. We determined the estimate of the stand-alone selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits and, (3) the costs of advertising and marketing efforts.

Other revenues

Other revenues primarily consist of the marketing component of the sale of frequent flyer points to our credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

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
Aircraft Rent. Aircraft rent expense consists of all minimum lease payments under the terms of our aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable and estimable return condition obligations. As of December 31, 2021, 67 of our 173 aircraft and 12 of our 32 spare engines are financed under operating leases.
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
Loss on Disposal of Assets. Loss on disposal of assets includes the net losses on the disposal of our fixed assets as well as the net losses or gains resulting from our aircraft and engine sale-leaseback transactions.
Special Charges (Credits). Special charges and credits include recognition of the grant component of the Payroll Support Program ("PSP") with the Treasury, the CARES Act Employee Retention credit, amounts paid in connection with our voluntary and involuntary employee separation programs and the write-off of aircraft related credits.
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
Other (Income) Expense
Interest Expense. Interest expense in 2021 primarily related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes. Interest expense in 2020 primarily related to the financing of purchased aircraft as well as the interest and accretion related to our convertible notes and 8.00% senior secured notes. Interest expense in 2019 was primarily related to the financing of purchased aircraft.
Loss on Extinguishment of Debt. Loss on extinguishment of debt in 2021 primarily related to premiums paid to early extinguish a portion of our 8.00% senior secured notes and 4.75% convertible notes due 2025. In addition, it includes the write-off of related deferred financing costs and original issuance discount. Refer to "Notes to Consolidated Financial Statements —14. Debt and Other Obligations" for more information. We had no loss on extinguishment of debt in 2020 and 2019.

Capitalized Interest. We capitalize the interest that is primarily attributable to the outstanding PDP balances as a percentage of the related debt on which interest is incurred. Capitalized interest represents interest cost incurred during the acquisition period of a long-term asset and is the amount which theoretically could have been avoided had we not paid PDPs for the related aircraft or engines. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2021, 2020 and 2019 primarily relates to the interest incurred on long-term debt.
Interest Income. For 2021 and 2020, interest income represents interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds. For 2019, interest income represents interest income earned on cash, cash equivalents and short-term investments.
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

Ability to Execute our Growth Strategy. Over recent years, we have pursued a high-growth strategy, which we expect to continue. Execution of such a strategy requires us to effectively deploy new flying into our network, as new routes or increased frequency of existing routes develop. New flying may not perform as well as expected or may result in a competitive reaction. Moreover, our growth strategy depends on the timely delivery of aircraft and engines in accordance with the intended delivery schedule in accordance with the applicable agreement. Delivery delays, as we have experienced from time to time in recent years, may cause us to scale back our growth, unless we are able to replace delayed aircraft in the secondary market or otherwise. Finally, our growth strategy relies in part on our ability to obtain additional facilities in airports, some of which are constrained, as well as additional flight crew, maintenance, and other personnel. And, given recent staffing and workforce shortages, we expect to experience an increase in our compensation expense to attract and retain qualified personnel.

Ability to Maintain or Grow Capacity. We pursue a high-growth strategy that expands revenue and maintains lower cost due to economies of scale and lower initial expense for aircraft and labor. Execution of such a strategy depends on the ability to maintain efficient utilization of existing capacity and the timely delivery of new aircraft and engines. We previously experienced aircraft operational reliability issues and delivery delays particularly regarding our PW1100G engine on our A320neo aircraft. However, beginning in the second half of 2020, the A320neo aircraft fleet reliability has stabilized and the PW1100G engine technical issues have improved. The new generation aircraft provide fuel burn and other efficiencies, as compared to the older A320ceo aircraft, and the ability to serve additional markets with greater operating range. However, ongoing or expanded reliability and delivery issues could materially impact our operations, costs and net results.

Impact of COVID-19. In 2020, due to the impact of the COVID-19 pandemic, we experienced sharp declines in passenger demand and bookings. In addition, we had unprecedented levels of cancellations and refunds. Through early 2021,we continued to experience declines in passenger demand and bookings although to a lesser extent than noted at the height of the pandemic during mid-2020. Our operations for 2020 and through mid-2021 were adversely affected by the reduction in air travel demand resulting from the COVID-19 pandemic. With the sudden and significant reduction in air travel demand during these periods, our load factor significantly decreased. Since mid-2021, passenger demand and bookings increased such that operations were nearly back to levels prior to the pandemic. However, the Omicron variant significantly impacted staffing levels and disrupted travel across the industry since its emergence in late November 2021, which negatively impacted our operation during the November and December holiday season. During the period from December 26, 2021 through December 31, 2021,we experienced an irregular operations event due to crew and airport staffing shortages as a result of the rapid spread of the Omicron variant of COVID-19. As the COVID-19 pandemic continues to evolve, our financial and operational outlook remains subject to change. We continue to monitor the impact of the pandemic on our operations and financial condition, and to implement and adapt mitigation strategies while working to preserve our cash and protect our long-term sustainability. For more detailed information on the impact of COVID-19, please refer to "Notes to Consolidated Financial Statements—2. Impact of COVID-19."

Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record, reputation, code-sharing relationships, frequent flyer programs and redemption opportunities. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and frequent flyer initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods in efforts to maximize unit revenue. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell tickets.
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
Aircraft Fuel. Fuel costs represents one of our largest operating expenses, as it does for most airlines. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2021, we had no outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015. As of December 31, 2021, we purchased approximately half of our aircraft fuel under a single fuel service contract. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements, or CBAs. Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates, subject to standard early opener provisions, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. This process continues until either the parties have reached agreement on a new CBA, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as strikes and lockouts.
We have five union-represented employee groups comprising approximately 81% of our employees at December 31, 2021. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW, and our passenger service agents are represented by the Transport Workers Union, or TWU. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.

During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the current five-year agreement, which becomes amendable February 2023.

In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. In May 2016, we entered into a five-year agreement with our flight attendants. In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the Railway Labor Act, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. As of December 31, 2021, we continued to negotiate with the AFA-CWA.
Our dispatchers are represented by the PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018.
In July 2014, certain ramp service agents directly employed by us voted to be represented by the IAMAW. In May 2015, we entered into a five-year interim collective bargaining agreement with the IAMAW, including material economic terms. In June 2016, we reached an agreement on the remaining terms of the collective bargaining agreement that became amendable in 2020. In February 2020, the IAMAW notified us, as required by the Railway Labor Act, that it intended to submit proposed changes to the collective bargaining agreement covering our ramp service agents which became amendable in June 2020. On September 28, 2021, we filed an “Application for Mediation Services” with the NMB. We were able to reach a tentative agreement with the IAMAW with the assistance of the NMB on October 16, 2021. Our ramp service agents ratified the five-year agreement in November 2021.
In June 2018, our passenger service agents voted to be represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. During February 2022, we reached a tentative agreement with the TWU, which will need to be ratified by the passenger service agents.

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

Maintenance Expense. Maintenance expense grew through 2021 mainly as a result of increased aircraft utilization compared to the prior year, a growing fleet and the gradual increase of required maintenance for the older aircraft in our fleet. However, in 2020, maintenance expense decreased year over year mainly as a result of decreased aircraft utilization due to the impact of the COVID-19 pandemic. As our fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the interval between heavy maintenance events, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time particularly in the current period given the impact of the COVID-19 pandemic on our airline.

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

Loyalty Points earned with Co-branded credit card. Customers may earn points based on their spending with our co-branded credit card company with which we have an agreement to sell points. The contract to sell points under this agreement has multiple performance obligations. The agreement provides for joint marketing and we account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative stand-alone selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits and (iii) advertising and marketing efforts. We determined the estimate of the stand-alone selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits, and (3) advertising and marketing efforts.

    We defer the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on our consolidated balance sheet and recognize loyalty travel awards in passenger revenue as the points are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as points are delivered. During the year ended December 31, 2021 and 2020, total cash sales from this agreement were $48.0 million and $33.2 million, respectively, which are allocated to travel and other performance obligations.
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
Maintenance reserve payments are reflected as aircraft maintenance deposits in the accompanying consolidated balance sheets. We make certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events and the utilization of the aircraft is estimated before it is returned to the lessor. When it is not probable we will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent. We did not expense any paid maintenance reserves as supplemental rent in 2021 and 2020. As of December 31, 2021 and 2020, we had aircraft maintenance deposits of $48.9 million and $126.3 million, respectively, on our consolidated balance sheets.
Leased Aircraft Return Costs. Our aircraft lease agreements often contain provisions that require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft, including costs incurred to repair the airframe and engines to the required condition as stipulated by the lease. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. When costs become both probable and estimable, they are accrued as a component of supplemental rent, through the remaining lease term. We expensed $31.7 million and $3.3 million of supplemental rent recorded within aircraft rent during 2021 and 2020, respectively. During 2021, we expensed $22.9 million in lease return costs within supplemental rent related to the purchase of four aircraft off lease and two spare engines off lease made during the twelve months ended December 31, 2021, partially offset by the release of an accrual related to an engine lease modification.
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
Results of Operations
In 2021, we generated operating revenues of $3,230.8 million and had an operating loss of $56.9 million resulting in a negative operating margin of 1.8% and a net loss of $472.6 million. In 2020, we generated operating revenues of $1,810.0 million and an operating loss of $507.8 million resulting in a negative operating margin of 28.1% and a net loss of $428.7 million. The increase in operating revenues, year over year, is primarily due to an increase in traffic of 66.3%, year over year, driven by increased air travel demand as compared to the prior year period. Increased operations resulted in higher operating expenses across the board. Aircraft fuel expense alone increased by 112.1%, year over year, due to an increase in both fuel price per gallon and gallons consumed. The fluctuation in air travel demand due to the COVID-19 pandemic continues to be uncertain as the Omicron variant has significantly impacted staffing levels and disrupted travel across the industry and is expected to temporarily delay the demand recovery in early 2022. We estimate that air travel demand will continue to recover in 2022.
As of December 31, 2021, our cash and cash equivalents was $1,333.5 million, a decrease of $456.2 million compared to the prior year. Cash and cash equivalents is generally driven by cash from our operating activities offset by cash used to fund PDPs and capital expenditures and principal payments related to our long-term debt. In addition to cash and cash equivalents, as of December 31, 2021, we had $106.3 million in short-term investment securities.

Comparative Operating Statistics

The following tables set forth our operating statistics for the twelve month periods ended December 31, 2021 and 2020:

	Twelve Months Ended December 31,		Percent Change
	2021	2020
Operating Statistics (unaudited) (A):
Average aircraft	163.4	153.0	6.8%
Aircraft at end of period	173	157	10.2%
Average daily aircraft utilization (hours)	9.7	6.9	40.6%
Average stage length (miles)	1,024	1,030	(0.6)%
Departures	213,440	144,272	47.9%
Passenger flight segments (PFSs) (thousands)	30,828	18,444	67.1%
Revenue passenger miles (RPMs) (thousands)	32,124,200	19,319,410	66.3%
Available seat miles (ASMs) (thousands)	40,749,334	27,718,387	47.0%
Load factor (%)	78.8%	69.7%	9.1 pts
Fare revenue per passenger flight segment ($)	46.16	41.00	12.6%
Non-ticket revenue per passenger flight segment ($)	58.64	57.14	2.6%
Total revenue per passenger flight segment ($)	104.80	98.14	6.8%
Average yield (cents)	10.06	9.37	7.4%
TRASM (cents)	7.93	6.53	21.4%
CASM (cents)	8.07	8.36	(3.5)%
Adjusted CASM (cents)	8.98	9.46	(5.1)%
Adjusted CASM ex-fuel (cents)	6.74	7.90	(14.7)%
Fuel gallons consumed (thousands)	435,174	289,401	50.4%
Average fuel cost per gallon ($)	2.10	1.49	40.9%

    (A) See "Glossary of Airline Terms" elsewhere in this annual report for definitions used in this table.

Operating Revenues

	Year Ended 2021	% change 2021 versus 2020	Year Ended 2020
Operating revenues:
Fare (thousands)	$1,422,927	88.2%	$756,225
Non-fare (thousands)	1,752,875	73.7%	1,009,308
Passenger (thousands)	3,175,802	79.9%	1,765,533
Other (thousands)	54,973	23.6%	44,489
Total operating revenue (thousands)	$3,230,775	78.5%	$1,810,022
Total operating revenue per ASM (TRASM) (cents)	7.93	21.4%	6.53
Fare revenue per passenger flight segment	$46.16	12.6%	$41.00
Non-ticket revenue per passenger flight segment	58.64	2.6%	57.14
Total revenue per passenger flight segment	$104.80	6.8%	$98.14
Operating revenues increased by $1,420.8 million, or 78.5%, to $3,230.8 million in 2021 compared to 2020, primarily due to an increase in traffic of 66.3%, and an increase in average yield of 7.4%, year over year, driven by increased air travel demand as compared to prior year period

TRASM for 2021 was 7.93 cents, an increase of 21.4% compared to 2020. This increase was primarily a result of a 7.4% increase in operating yields and a load factor increase of 9.1 percentage points, year over year.
Total revenue per passenger flight segment increased 6.8% from $98.14 in 2020 to $104.80 in 2021. The increase in total revenue per passenger flight segment was primarily due to an increase of 7.4% in average yield, year over year. Fare revenue per passenger flight segment increased 12.6%, as compared to the prior year period, while non-ticket revenue per passenger flight segment increased 2.6%, as compared to the prior year period, as the majority of breakage revenue was recognized within fare revenue. Breakage revenue is comprised of unredeemed flight credits that expired unused, no show revenue and cancellations fees. During 2021, we recognized $167.7 million in revenue related to credit shells which expired unused or we expect to expire unused.

Operating Expenses
Since adopting our ULCC model, we have continuously sought to reduce our unit operating costs and have created one of the industry's lowest cost structures in the United States. In prior periods, we excluded supplemental rent adjustments related to the modification of aircraft or engine leases from Adjusted CASM and Adjusted CASM ex-fuel. However, we no longer exclude supplemental rent adjustments from our non-GAAP measures. Therefore, 2021 and 2020 non-GAAP measures have been revised to reflect this change and no longer exclude previously reported supplemental rent adjustments. The table below presents our unit operating costs (CASM) and year-over-year changes.

	Year Ended 2021	Change 2021 versus 2020		Year Ended 2020
	CASM	Per-ASM Change	Percent change	CASM
Operating expenses:
Salaries, wages and benefits	$2.61	$(0.67)	(20.4)%	$3.28
Aircraft fuel	2.24	0.69	44.5	1.55
Landing fees and other rentals	0.78	(0.13)	(14.3)	0.91
Depreciation and amortization	0.73	(0.28)	(27.7)	1.01
Aircraft rent	0.61	(0.10)	(14.1)	0.71
Maintenance, materials and repairs	0.39	(0.01)	(2.5)	0.40
Distribution	0.33	0.02	6.5	0.31
Loss on disposal of assets	0.01	—	NM	0.01
Special charges (credits)	(0.93)	0.16	NM	(1.09)
Other operating expenses	1.30	0.02	1.6	1.28
Total operating expense
CASM	8.07	(0.29)	(3.5)	8.36
Adjusted CASM (1)	8.98	(0.48)	(5.1)	9.46
Adjusted CASM ex fuel (2)	6.74	(1.16)	(14.7)	7.90
(1)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2021		2020
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		8.07		8.36
Less:
Loss on disposal of assets	$3.3	0.01	$2.3	0.01
Special charges (credits)	(377.7)	(0.93)	(302.8)	(1.09)
Federal excise tax recovery	(2.2)	(0.01)	(3.1)	(0.01)
Accelerated depreciation	3.5	0.01	—	—
Adjusted CASM (cents)		8.98		9.46
(2)Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits), federal excise tax recovery adjustments and accelerated depreciation.

Operating expenses increased by $969.9 million, or 41.8%, in 2021 primarily due to an increase in operations as reflected by a 66.3% increase in traffic and a 47.0% increase in capacity, as a result of increased travel demand as compared to the prior year. Period over period, we had an increase of $75.0 million in special credits that partially offset the increase noted in other operating expenses. For additional information, refer to "Notes to Consolidated Financial Statements—5. Special Charges and Credits."
Our Adjusted CASM ex fuel for 2021 decreased by 14.7% as compared to 2020. The decrease on a per-ASM basis was primarily due to improved air travel demand, as compared to the prior year period, which drove a significant increase of 47.0% in ASMs, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on primarily fixed costs such as salaries, wages, and benefits expense, depreciation and amortization expense and landing fees and other rents expense.
Aircraft fuel expenses includes both into-plane expense (as defined below) and realized and unrealized net gains or losses from fuel derivatives, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during 2021 and 2020.
Aircraft fuel expense increased by 112.1% from $431.0 million in 2020 to $913.9 million in 2021. This increase was due to a 50.4% increase in fuel gallons consumed and a 40.9% increase in fuel price per gallon
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Twelve Months Ended December 31,
	2021	2020
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	435,174	289,401	50.4%
Into-plane fuel cost per gallon	$2.10	$1.49	40.9%
Aircraft fuel expense (per consolidated statements of operations)	$913,945	$431,000	112.1%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel.
Labor costs in 2021 increased by $155.6 million, or 17.1%, compared to 2020. This increase was primarily driven by higher salaries, crew overtime and per diem pay, 401(k), bonus and health insurance expense, period over period. The increase in salaries and crew overtime and per diem pay was mainly driven by increased operations that drove higher pay to our pilot and flight attendant workforce, period over period. The increase in 401(k) expense was mainly driven by higher average pay rates and 401(k) employer contribution rates to our pilots as compared to the prior year period and the increase in bonus expense was driven by bonus-based performance metrics being met during the twelve months ended December 31, 2021. The increase in health insurance was mainly driven by higher volume of claims as compared to the prior year period.

Landing fees and other rents for 2021 increased by $65.0 million, or 25.9%, compared to 2020. On a dollar basis, landing fees and other rents expense primarily increased as a result of higher landing fees and overfly fees driven by increased operations and higher rates. A portion of our landing fees and other rents are variable in nature and vary based on factors such as the number of departures. As compared to the prior year period, departures increased by 47.9% and passenger flight segments increased by 67.1%. In addition, as compared to the prior year period, we had an increase in facility rent driven by higher rent rates and expansions in existing stations. These increases were partially offset by an increase in signatory adjustment credits as compared to the prior year period. In the prior year period, airports were recovering operating losses from lower utilization fees as well as increased market share at certain airports where other airlines had decreased flying due to the impact of COVID-19 on air travel demand resulting in signatory adjustment costs. On a per-ASM basis, higher landing fee rates and higher rent rates, period over period, partially offset the decrease noted on a per-ASM basis.
Depreciation and amortization increased by $18.6 million, or 6.7%, compared to the prior year. The increase in depreciation expense on a dollar basis was primarily driven by the purchase of four previously leased aircraft and the addition of one new aircraft during 2021. In addition, for the twelve months ended December 31, 2021, we recorded $3.5 million in accelerated depreciation related to the retrofit of 36 aircraft with new Acro6 seats.

We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the consolidated statements of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $91.9 million and $88.9 million for the year ended December 31, 2021 and 2020, respectively. The increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events in the current year, as compared to the prior year. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the consolidated statements of operations, our maintenance, materials and repairs expense would have been $251.4 million and $200.2 million for the year ended December 31, 2021 and 2020, respectively.
Aircraft rent expense in 2021 increased by $50.2 million, or 25.6%, compared to 2020. This increase in aircraft rent expense was primarily a result of an increase in supplemental rent, period over period, driven by the accrual of $22.9 million in lease return costs related to the purchase of four aircraft off lease and two spare engines off lease made during the twelve months ended December 31, 2021, partially offset by the release of an accrual related to an engine lease modification. In addition, aircraft rent expense increased due to an additional 15 aircraft financed under operating leases throughout the current period, as compared to the prior year period. The increases generated by the new leased aircraft were partially offset by the purchase of four previously leased aircraft made during the twelve months ended December 31, 2021. The decrease on a per-ASM basis was partially offset by the increase in supplemental rent noted above.
Maintenance, materials and repairs expense increased by $48.3 million, or 43.4%, in 2021, as compared to 2020. The increase on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of an increase of 40.6% in average daily aircraft utilization in the current period as compared to the prior year period. On a per-ASM basis, maintenance expense remained relatively stable, period over period.
Distribution expense increased by $47.4 million, or 55.8%, in 2021, compared to 2020. The increase on a dollar and per-ASM basis was primarily due to increased sales volume, resulting from increased air travel demand, which impacts our variable distribution costs such as credit card fees and costs related to our call center.
The following table shows our distribution channel usage:

	Twelve Months Ended December 31,
	2021	2020	Change
Website	62.6%	68.1%	(5.5)
Third-party travel agents	31.4	25.6	5.8
Call center	6.0	6.3	(0.3)
Loss on disposal of assets totaled $3.3 million for the year ended 2021. This loss on disposal of assets mainly consists of $2.3 million related to the loss on five aircraft sale leaseback transactions completed during 2021 and $1.1 million related to the loss on the sale of auxiliary power units ("APUs"). Loss on disposal of assets totaled $2.3 million for the year ended 2020. This loss on disposal of assets mainly consists of $1.5 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade our enterprise accounting software which was subsequently suspended and $0.8 million related to the disposal of excess and obsolete inventory.
Special charges (credits) for the year ended 2021 consisted of a $342.2 million credit, net of the related costs, related to the grant component of the PSP2 and PSP3 agreements with the Treasury. In addition, we recorded $37.5 million related to the CARES Employee Retention credit. These special credits were partially offset by $2.0 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP. For additional information, refer to "Notes to Consolidated Financial Statements—5. Special Charges and Credits." Special charges (credits) for the year ended 2020 consisted of a $266.8 million credit of deferred salaries, wages and benefits, net of the related costs, recognized in connection with the grant component of the PSP with the Treasury and $38.5 million related to the CARES Employee Retention credit. These special credits were partially offset by $2.5 million in special charges recorded in the third and fourth quarters of 2020 related to our voluntary and involuntary employee separation programs.
Other operating expenses in 2021 increased by $175.6 million, or 49.5%, compared to 2020 primarily due to an increase in overall operations and an increase in passenger reaccomodation expense, period over period. As compared to the prior year period, departures increased by 47.9% and we had 67.1% more passenger flight segments, which drove increases in variable other operating expenses. In addition, we had higher passenger reaccomodation expense, period over period, related to significant irregular operations during the third and fourth quarters of 2021 due to a series of overlapping challenges, primarily adverse weather and airport staffing shortages, leading to severe crew dislocations.
Other (Income) Expense
Other (income) expense, net increased from $112.4 million in 2020 to $463.4 million in 2021 primarily driven by an increase in loss on extinguishment of debt of $331.6 million which consisted of premiums paid to early extinguish a portion of our 8.00% senior secured notes and 4.75% convertible notes due 2025 as well as the write-off of related deferred financing costs and original issuance discount. In addition, the increase in other (income) expense was attributed to an increase in interest expense of $21.1 million which primarily consisted of the interest and accretion related to our 8.00% senior secured notes and the interest related to our convertible notes. Refer to “Notes to Consolidated Financial Statements—14. Debt and Other Obligations” for additional information. The increase in other (income) expense was also attributed to a decrease in interest income of $0.9 million offset by an increase in capitalized interest of $3.0 million.

Income Taxes

In 2021, our effective tax rate was 9.2% compared to 30.9% in 2020. The decrease in tax rate, as compared to the prior year period, is primarily due to a $56.1 million discrete federal tax benefit recorded during the twelve months ended December 31, 2020 related to the passage of the CARES Act. The 2020 discrete federal tax benefit reflects the impact of the CARES Act which allowed for the carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. In addition, we recorded an unfavorable permanent tax adjustment during the twelve months ended December 31, 2021, related to the repurchase of a portion of our 4.75% convertible notes due 2025. Excluding this unfavorable permanent tax adjustment, our effective tax rate for the twelve months ended December 31, 2021 would have been 20.6%. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Since its initial onset in early 2020, the COVID-19 pandemic has evolved and continues to be fluid. As a result, our financial and operational outlook still remains subject to change and fluctuation. We continue to monitor the impacts of the pandemic on our liquidity and financial condition, and to adjust our mitigation and operational strategies. As a result of the COVID-19 pandemic, we have taken certain actions to increase liquidity and strengthen our financial position. Please refer to "Notes to Consolidated Financial Statements—2. Impact of COVID-19," "Notes to Consolidated Financial Statements—Note 11. Common Stock and Preferred Stock," and "Notes to Consolidated Financial Statements—Note 14. Debt and Other Obligations" for additional information on the PSP and the measures we have implemented to focus on the safety of our Guests and employees as well as the impact on our liquidity, financial position and operations. As of December 31, 2021, we had $1,679.8 million in liquid assets comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments and debt and lease obligations. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations.

Since the onset of the COVID-19 pandemic in the United States in the first quarter of 2020, we have taken several actions to increase liquidity and strengthen our financial position. During the twelve months ended December 31, 2020, these actions included the private offering of $850.0 million of the 8.00% senior secured notes, the public offering of $175.0 million in convertible notes, the public offering of 20,125,000 shares of our voting common stock for which we received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of our voting common stock through our ATM Program for which we received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020 for which the commitment amount was increased to $240.0 million during the first quarter of 2021. During the second quarter of 2021, the revolving credit facility was paid down in full and $240.0 million remained undrawn and available as of December 31, 2021. In addition, we received a total of $754.4 million from the Treasury in connection with our participation in the PSP, PSP2 and PSP3 agreements.

During the twelve months ended December 31, 2021, we further improved our liquidity and financial position through the public offering of $500.0 million in 1.00% convertible notes due 2026, the issuance of 10,594,073 shares of our voting common stock for which we received net proceeds of $370.8 million, the extinguishment of $146.8 million in principal amount of our 4.75% convertible notes due 2025 and the extinguishment of $340.0 million in principal amount of our 8.00% senior secured notes. Refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations," and "Notes to Consolidated Financial Statements—11. Common Stock and Preferred Stock," for additional information.

As of December 31, 2021, we had $28.2 million recorded within current maturities of long-term debt and finance leases on our consolidated balance sheets related to our 4.75% convertible notes due 2025. As of December 31, 2021, the 4.75% convertible notes due 2025 may be converted by noteholders through March 31, 2022. No notes were converted during twelve months ended December 31, 2021 with the exception of the redemption of $146.8 million in principal of our 4.75% convertible notes due 2025. Refer to "Notes to Consolidated Financial Statements—14. Debt and Other Obligations," for additional information on our extinguishment of debt.

As of December 31, 2021, we had $500.0 million recorded within long-term debt and finance leases, less current maturities on our consolidated balance sheets related to our 1.00% convertible notes due 2026. As of December 31, 2021, the 1.00% convertible notes due 2026 did not qualify for conversion by noteholders through March 31, 2022. Refer to "Notes to Consolidated Financial Statements —14. Debt and Other Obligations" for additional information on the conversion criteria for the 1.00% convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the twelve months ended December 31, 2021, we took delivery of 10 aircraft financed through direct operating leases, 6 aircraft under sale-leaseback transactions (1 of which did not qualify to be accounted for as a sale-leaseback), 2 spare engines purchased with cash and 6 engines under direct, short-term, operating leases. In addition, we purchased 4 previously leased aircraft and 2 previously leased engines. During the twelve months ended December 31, 2021, we made $274.2 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During 2021, we paid $119.4 million in PDPs, net of refunds, and $17.3 million of capitalized interest for future deliveries of aircraft and spare engines. As of December 31, 2021, we had $484.8 million of pre-delivery deposits on flight equipment, including capitalized interest, on our consolidated balance sheet.
As of December 31, 2021, we had secured financing for 36 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2024, and 17 aircraft which will be financed through sale-leaseback transactions, scheduled for delivery through 2022. As of December 31, 2021, we did not have financing commitments in place for the remaining 103 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

As of December 31, 2021, we were compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and Spirit Saver$ ClubTM memberships, as of December 31, 2021 and December 31, 2020, was $371.8 million and $423.7 million, respectively.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in 2021 provided $208.9 million in cash compared to $225.3 million used in 2020. During 2021, we had a net loss in the period, which included a $342.2 million credit, net of the related costs, related to the grant component of the PSP2 and PSP3, as well an increase in non cash adjustments related to depreciation and amortization and a loss on extinguishment of debt. In addition, we had an increase in accounts receivable, net offset by a decrease in income tax receivable.

Operating activities in 2020 used $225.3 million in cash compared to $551.3 million provided in 2019. Cash provided by operating activities decreased, year over year, primarily due to a net loss during the twelve months ended December 31, 2020. In addition, we had decreases in income tax receivable, deferred income tax expense and deferred heavy maintenance, net, offset by increases in accounts receivable, net, and air traffic liability, as well as a higher non-cash expense of depreciation and amortization, as compared to the prior year. Due to the impact of COVID-19 on our operations, we may experience negative cash flows from operations in the future.

Net Cash Flows Used In Investing Activities. During 2021, investing activities used $352.4 million, compared to $554.0 million used in 2020. The decrease was mainly driven by a decrease in purchases of property and equipment, year over year, as well as a decrease in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.

During 2020, investing activities used $554.0 million, compared to $456.9 million used in 2019. The increase was mainly due to an increase in purchases of property and equipment, year over year, as well as an increase in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.
Net Cash Provided (Used) By Financing Activities. During 2021, financing activities used $288.7 million. During the twelve months ended December 31, 2021, we received $614.5 million, primarily related to the issuance of the 1.00% convertible notes due 2026 and the unsecured term loans in connection with the PSP2 and PSP3. In addition, we received an additional $375.7 million, in connection with the issuance of common stock and issuance of warrants in connection with the PSP2 and PSP3. We paid $470.0 million in debt principal payment obligations, $146.8 million related to the extinguishment of principal of our 4.75% convertible notes due 2025 and $340.0 million related to the extinguishment of principal of our 8.00% senior secured notes. In addition, we paid $317.9 million in premiums in connection with the debt extinguishments. Refer to "Notes to Consolidated Financial Statements - 14. Debt and Other Obligations" for more information on the debt extinguishments.

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

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2021, our firm aircraft orders consisted of 120 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, we had orders for 36 direct operating leases for A320neos and A321neos with third-party lessors, with deliveries expected through 2024.
During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2021, we are committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2027. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that we are already contractually obligated to purchase including those reflected below. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute. For further discussion on this topic, please refer to "Risk Factors - Risks Related to Our Business - Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, financial condition and our results of operations."
We have significant obligations for aircraft and spare engines as 67 of our aircraft and 12 of our spare engines are financed under operating leases. These leases expire between 2022 and 2039. Aircraft rent payments were $252.2 million and $172.0 million for 2021 and 2020, respectively.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2021 and the periods in which payments are due (in millions):

	Total	2022	2023 - 2024	2025 - 2026	2027 and beyond
Long-term debt (1)	$3,239	$193	$559	$1,458	$1,029
Interest and fee commitments (2)	578	124	215	135	104
Finance and operating lease obligations	2,824	261	495	413	1,655
Flight equipment purchase obligations (3)	6,096	901	1,908	2,414	873
Other (4)	115	24	38	34	19
Total future payments on contractual obligations	$12,852	$1,503	$3,215	$4,454	$3,680

(1)Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, convertible notes and our revolving credit facilities. Refer to “Notes to the Consolidated Financial Statements—14. Debt and Other Obligations.”
(2)Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible debt. Includes interest accrued as of December 31, 2021 related to our variable-rate revolving credit facilities.
(3)Includes estimated amounts for contractual price escalations and PDPs.
(4)Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to “Notes to the Consolidated Financial Statements—18. Commitments and Contingencies.”

As of December 31, 2021, we had secured financing for 36 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2024. Aircraft rent commitments for future aircraft deliveries to be financed under these direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $40.8 million in 2022, $119.8 million in 2023, $189.4 million in 2024, $217.9 million in 2025, $217.9 million in 2026, and $1,829.2 million in 2027 and beyond. These future commitments are not included in the table above.

In addition, as of December 31, 2021, we had secured financing for 17 aircraft, scheduled for delivery from Airbus from through 2022, which will be financed through sale leaseback transactions. The contractual purchase amounts for these aircraft from Airbus are included within the flight equipment purchase obligations in the table above. We did not have financing commitments in place for the remaining 103 Airbus aircraft currently on firm order, which are scheduled for delivery through 2027. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we are building a new headquarters campus. During January 2021, we began building our new headquarters campus with an expected completion during the fall season of 2023. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Consolidated Financial Statements— 15. Leases and Aircraft Maintenance Deposits."

Off-Balance Sheet Arrangements
As of December 31, 2021 and 2020, we had a line of credit for $10.1 million and $3.1 million, respectively, related to corporate credit cards. As of December 31, 2021 and 2020, we had drawn $5.6 million and $0.6 million, respectively, which is included within accounts payable on our consolidated balance sheets.
As of December 31, 2021, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of December 31, 2021, we had drawn $16.4 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives, if any, are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2021, we did not hold any derivatives.

As of December 31, 2021, we had $7.4 million in uncollateralized surety bonds and $85.0 million standby letters of credit collateralized by $75.0 million of restricted cash, representing an off balance-sheet commitment, of which $26.7 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding loss on disposal of assets, special charges (credits), accelerated depreciation and federal excise tax recovery adjustments, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges (credits), accelerated depreciation and federal excise tax recovery adjustments, divided by ASMs.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2021, 2020 and 2019 represented approximately 27.8%, 18.6% and 29.8% of our operating expenses, respectively. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2021 by $91.4 million.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $106.3 million and $106.3 million as of December 31, 2021 and December 31, 2020, respectively.
Fixed-Rate Debt. As of December 31, 2021, we had $2,063.7 million outstanding in fixed-rate debt related to 43 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $2,110.9 million. In addition, as of December 31, 2021, we had $510.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $530.4 million and $146.4 million. As of December 31, 2021, we also had $528.2 million outstanding in convertible debt which had a fair value of $488.1 million.
Variable-Rate Debt. As of December 31, 2021, we did not have any outstanding variable-rate long term debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Consolidated Statements of Operations
(In thousands, except per-share data)

	Year Ended December 31,
	2021	2020	2019

Operating revenues:
Passenger	$3,175,802	$1,765,533	$3,757,605
Other	54,973	44,489	72,931
Total operating revenues	3,230,775	1,810,022	3,830,536
Operating expenses:
Salaries, wages and benefits	1,065,461	909,834	865,019
Aircraft fuel	913,945	431,000	993,478
Landing fees and other rents	315,999	251,028	256,275
Depreciation and amortization	297,211	278,588	225,264
Aircraft rent	246,601	196,359	182,609
Maintenance, materials and repairs	159,502	111,227	143,575
Distribution	132,499	85,059	153,770
Loss on disposal of assets	3,320	2,264	17,350
Special charges (credits)	(377,715)	(302,761)	717
Other operating	530,826	355,186	491,432
Total operating expenses	3,287,649	2,317,784	3,329,489

Operating income (loss)	(56,874)	(507,762)	501,047
Other (income) expense:
Interest expense	155,611	134,520	101,350
Loss on extinguishment of debt	331,630	—	—
Capitalized interest	(18,998)	(15,995)	(12,471)
Interest income	(5,374)	(6,314)	(25,133)
Other (income) expense	577	211	875
Total other (income) expense	463,446	112,422	64,621

Income (loss) before income taxes	(520,320)	(620,184)	436,426
Provision (benefit) for income taxes	(47,751)	(191,484)	101,171

Net income (loss)	$(472,569)	$(428,700)	$335,255
Basic income (loss) per share	$(4.50)	$(5.06)	$4.90
Diluted income (loss) per share	$(4.50)	$(5.06)	$4.89

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$(472,569)	$(428,700)	$335,255
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(27), $(1) and $38	(92)	(20)	167
Interest rate derivative loss reclassified into earnings, net of taxes of $49, $63 and $76	178	189	239
Other comprehensive income (loss)	$86	$169	$406
Comprehensive income (loss)	$(472,483)	$(428,531)	$335,661

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,333,507	$1,789,723
Restricted cash	95,400	71,401
Short-term investment securities	106,313	106,339
Accounts receivable, net	128,828	42,940
Aircraft maintenance deposits, net	10,726	73,134
Income tax receivable	37,890	147,460
Prepaid expenses and other current assets	129,827	124,983
Total current assets	1,842,491	2,355,980

Property and equipment:
Flight equipment	4,356,523	4,177,631
Ground property and equipment	384,928	334,167
Less accumulated depreciation	(884,858)	(680,230)
	3,856,593	3,831,568
Operating lease right-of-use assets	1,950,520	1,417,823
Pre-delivery deposits on flight equipment	484,821	356,262
Long-term aircraft maintenance deposits	38,166	53,158
Deferred heavy maintenance, net	330,062	347,907
Other long-term assets	37,372	36,127
Total assets	$8,540,025	$8,398,825

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$44,952	$28,454
Air traffic liability	382,317	401,966
Current maturities of long-term debt and finance leases	208,948	384,197
Current maturities of operating leases	158,631	133,791
Other current liabilities	480,754	393,614
Total current liabilities	1,275,602	1,342,022

Long-term debt and finance leases, less current maturities	2,975,823	3,066,635
Operating leases, less current maturities	1,751,351	1,248,519
Deferred income taxes	375,472	439,894
Deferred gains and other long-term liabilities	47,742	52,060
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2021 and 2020, respectively; 110,221,939 and 99,427,203 issued and 108,429,827 and 97,689,583 outstanding as of December 31, 2021 and 2020, respectively	11	10
Additional paid-in-capital	1,131,826	799,549
Treasury stock, at cost: 1,792,112 and 1,737,620 as of December 31, 2021 and 2020, respectively	(75,639)	(74,124)
Retained earnings	1,058,369	1,524,878
Accumulated other comprehensive loss	(532)	(618)
Total shareholders’ equity	2,114,035	2,249,695
Total liabilities and shareholders’ equity	$8,540,025	$8,398,825
See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
			Restated
	2021	2020	2019
Operating activities:
Net income (loss)	$(472,569)	$(428,700)	$335,255
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	226	252	315
Share-based compensation	12,536	11,575	8,154
Allowance for doubtful accounts (recoveries)	(88)	(249)	—
Amortization of deferred gains, losses and debt issuance costs	12,912	10,752	8,654
Depreciation and amortization	297,211	278,588	225,264
Accretion of convertible debt and 8.00% senior secured notes	1,272	10,138	—
Deferred income tax expense (benefit)	(49,502)	(46,086)	115,689
Loss on disposal of assets	3,320	2,264	17,350
Loss on extinguishment of debt	331,630	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(85,800)	30,486	(26,147)
Aircraft maintenance deposits, net	52,486	23,732	22,453
Long-term deposits and other assets	(4,631)	(12,944)	14,999
Prepaid income taxes	156	(223)	1,431
Deferred heavy maintenance, net	(74,083)	(75,230)	(175,957)
Income tax receivable	109,570	(126,447)	(21,013)
Accounts payable	13,057	(17,052)	569
Air traffic liability	(19,649)	86,558	23,429
Other liabilities	80,103	27,194	1,698
Other	731	118	(822)
Net cash provided (used) by operating activities	208,888	(225,274)	551,321

Investing activities:
Purchase of available-for-sale investment securities	(105,361)	(118,893)	(122,410)
Proceeds from the maturity and sale of available-for-sale investment securities	104,500	117,665	120,830
Pre-delivery deposits on flight equipment, net of refunds	(119,352)	(143,220)	(102,102)
Capitalized interest	(17,258)	(12,233)	(10,774)
Assets under construction for others	(1,207)	(3,944)	(7,936)
Purchase of property and equipment	(213,767)	(393,375)	(334,537)
Net cash used in investing activities	(352,445)	(554,000)	(456,929)
Financing activities:
Proceeds from issuance of long-term debt	614,496	1,612,391	225,891
Proceeds from issuance of common stock and warrants	375,662	366,783	—
Proceeds from stock options exercised	—	39	1
Payments on debt obligations	(956,788)	(254,304)	(246,783)
Payments for the early extinguishment of debt	(317,905)	—	—
Payments on finance lease obligations	(831)	(25,401)	(96,547)
Reimbursement for assets under construction for others	996	4,153	5,618
Repurchase of common stock	(1,515)	(1,669)	(5,439)
Long-term debt and equity issuance costs	(2,775)	(40,551)	(2,909)
Net cash provided (used) by financing activities	(288,660)	1,661,441	(120,168)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(432,217)	882,167	(25,776)
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,861,124	978,957	1,004,733
Cash, cash equivalents, and restricted cash at end of period (1)	$1,428,907	$1,861,124	$978,957
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$135,500	$80,837	$80,254
Income taxes paid (received), net	$(112,461)	$(17,790)	$5,843
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$261,435	$180,805	$191,004
Financing cash flows for finance leases	$93	$194	$674
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$538	$565	$45,608
Capital expenditures funded by operating lease borrowings	$683,333	168,526	$569,948

(1) The sum of cash and cash equivalents and restricted cash on our consolidated balance sheets equals cash, cash equivalents, and restricted cash in our statement of cash flows.
See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2018	$7	$371,225	$(67,016)	$1,625,481	$(1,193)	$1,928,504
Effect of ASU No. 2016-02 implementation	—	—	—	(5,549)	—	(5,549)
Share-based compensation	—	8,154	—	—	—	8,154
Repurchase of common stock	—	—	(5,439)	—	—	(5,439)
Proceeds from options exercised	—	1	—	—	—	1
Changes in comprehensive income	—	—	—	—	406	406
Net income	—	—	—	335,255	—	335,255
Balance at December 31, 2019	$7	$379,380	$(72,455)	$1,955,187	$(787)	$2,261,332
Effect of ASU No. 2016-13 implementation	—	—	—	(1,609)	—	(1,609)
Share-based compensation	—	11,575	—	—	—	11,575
Repurchase of common stock	—	—	(1,669)	—	—	(1,669)
Proceeds from options exercised	—	39	—	—	—	39
Changes in comprehensive income	—	—	—	—	169	169
Issuance of common stock and warrants, net	3	352,965	—	—	—	352,968
Equity component value of convertible debt issuance, net	—	55,590	—	—	—	55,590
Net loss	—	—	—	(428,700)	—	(428,700)
Balance at December 31, 2020	$10	$799,549	$(74,124)	$1,524,878	$(618)	$2,249,695
Effect of ASU No. 2020-06 implementation (refer to Note 3)	—	(55,590)	—	6,060	—	(49,530)
Share-based compensation	—	12,536	—	—	—	12,536
Repurchase of common stock	—	—	(1,515)	—	—	(1,515)
Changes in comprehensive income	—	—	—	—	86	86
Issuance of common stock and warrants, net	1	375,331	—	—	—	375,332
Net loss	—	—	—	(472,569)	—	(472,569)
Balance at December 31, 2021	$11	$1,131,826	$(75,639)	$1,058,369	$(532)	$2,114,035

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Spirit Airlines, Inc. ("Spirit") and its consolidated subsidiaries (the "Company"). Spirit is an ultra low-cost, low-fare airline that provides affordable travel opportunities principally throughout the domestic United States, the Caribbean and Latin America and is headquartered in Miramar, Florida. Spirit manages operations on a system-wide basis due to the interdependence of its route structure in the various markets served. As only one service is offered (i.e., air transportation), management has concluded there is only one reportable segment.
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
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets, amounts due from the Internal Revenue Service related to federal excise fuel tax and amounts expected to be received related to the CARES Employee Retention credit. The Company records an allowance for amounts not expected to be collected. The Company estimates the allowance based on historical write-offs and aging trends as well as an estimate of the expected lifetime credit losses. The allowance for doubtful accounts was immaterial as of December 31, 2021 and 2020.
In addition, the provision for doubtful accounts and write-offs for 2021, 2020 and 2019 were each immaterial.
Income Tax Receivable
Income tax receivable consists of amounts due from tax authorities for recovery of income taxes paid in prior periods.
Property and Equipment

Notes to Consolidated Financial Statements—(Continued)
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
As of December 31, 2021, the Company had 106 aircraft, 20 spare engines and 1 flight simulator capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2021, the Company had 67 aircraft financed through operating leases with lease terms from 8 to 18 years. In addition, the Company had 12 spare engines financed through operating leases with lease terms from 6 months to 18 years.
    The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Depreciation	$193,079	$179,470	$155,326
Amortization of heavy maintenance	91,929	88,927	63,364
Amortization of capitalized software	12,203	10,191	6,574
Total depreciation and amortization	$297,211	$278,588	$225,264
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying consolidated balance sheets, net of amortization, was $32.6 million and $24.3 million at December 31, 2021 and 2020, respectively.
The Company records amortization of capitalized software on a straight-line basis within depreciation and amortization expense in the accompanying consolidated statements of operations. The Company placed in service internal-use software of $20.5 million, $21.5 million and $5.9 million, during the years ended 2021, 2020 and 2019, respectively.

Operating Lease Right-of-Use Asset and Liabilities
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company's leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company has options to extend certain of its operating leases for an additional period of time and options to early terminate several of its

Notes to Consolidated Financial Statements—(Continued)
operating leases. The lease term consists of the noncancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option and periods covered by an option to extend or not terminate the lease in which the exercise of the option is controlled by the lessor. The Company's lease agreements do not contain any residual value guarantees. The Company elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.
The Company elected not to apply the recognition requirements in Topic 842 to short-term leases (i.e., leases of 12 months or less) but instead recognize these lease payments in income on a straight-line basis over the lease term. The Company elected this accounting policy for all classes of underlying assets. In addition, in accordance with Topic 842, variable lease payments are not included in the recognition of a lease liability or right-of-use asset.
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
Related interest is capitalized and included within pre-delivery deposits on flight equipment through the acquisition period until delivery is taken of the aircraft or engine and the asset is ready for service. Once the aircraft or engine is delivered, the capitalized interest is also reclassified into flight equipment on the Company's consolidated balance sheets along with the related PDPs as they are included in the cost of the aircraft or engine. Capitalized interest for 2021, 2020 and 2019 is primarily related to the interest incurred on long-term debt.
Measurement of Asset Impairments
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations, and estimated salvage values. The Company has assessed whether any impairment of its long-lived assets existed and has determined that no charges were deemed necessary under applicable accounting standards as of December 31, 2021. The Company's assumptions about future conditions important to its assessment of potential impairment of its long-lived assets, including the impact of the COVID-19 pandemic to its business, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.
Passenger Revenues

    Fare revenues. Tickets sold are initially deferred within air traffic liability ("ATL") on the Company's consolidated balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. Generally, all tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. As of December 31, 2021 and 2020, the Company had ATL balances of $382.3 million and $402.0 million, respectively. As of December 31, 2021, substantially all of the ATL balance as of December 31, 2020 had been recognized. Substantially all of the Company's ATL balance as of December 31, 2021 is expected to be recognized within 12 months.
Non-fare revenues. Certain ancillary items such as bags, seats and other travel-related fees, are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are recognized in non-fare revenues within passenger revenues, at the time of departure, in the Company's disaggregated revenue table within Note 4, Revenue Disaggregation.

Notes to Consolidated Financial Statements—(Continued)
The following table summarizes the primary components of the Company's non-fare revenue and the revenue recognition method utilized for each service or product:

		Year Ended December 31,
Non-fare revenue	Recognition method	2021	2020	2019
		(in thousands)
Baggage	Time of departure	$663,228	$404,896	$734,243
Passenger usage fee	Time of departure	610,762	358,561	669,177
Advance seat selection	Time of departure	215,682	125,213	228,876
Other	Varies	263,203	120,638	238,454
Non-fare revenue		$1,752,875	$1,009,308	$1,870,750
Changes and cancellations. Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which prior to 2020 had an expiration of 60 days from the date the credit shell was created. During 2020, in response to the COVID-19 pandemic, the Company increased the expiration period on some of its credit shells from 60 days to up to 21 months or more in some cases and waived change and cancellation fees for the Guests who booked travel through the first quarter of 2021. On July 28, 2021, the Company began issuing credit shells with an expiration period of 90 days. Credit shells issued prior to July 28, 2021 expired on December 31, 2021. The Company expects that the level of requests for credit shells and refunds in the upcoming months will decrease with some fluctuation as the effects of COVID-19 continue to evolve. As the COVID-19 pandemic continues to evolve, the Company will evaluate any continued impact to travel plans and may decide to extend credit shell expiration dates and/or waive change and cancellation fees in the future. Credit shells can be used towards the purchase of a new ticket and the Company’s other service offerings. Both service charge and credit shell amounts are recorded as deferred revenue and amounts expected to expire unused are estimated based on historical experience.

Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. Assumptions used to generate breakage estimates can be impacted by several factors including, but not limited to, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and credit shell policies, and economic factors. Given the unusually high amount of cancellations in the current year and the related increase in credit shells provided, the Company experienced variability in the amount of breakage revenue recognized throughout the year and expects some variability in the amount of breakage revenue recorded in future periods, as the estimates of the portion of those funds that will expire unused may differ from historical experience. Refer to Note 4, Revenue Disaggregation for additional information about breakage revenue recognized in 2021.

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

    To reflect the mileage credits earned, the program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) points earned with travel and (2) points sold to its co-branded credit card partner.

    Passenger ticket sales earning points. Passenger ticket sales earning points provide customers with (1) points earned and (2) air transportation. The Company values each performance obligation on a stand-alone basis and allocates the consideration to each performance obligation based on their relative fair value. To value the point credits earned, the Company considers the

Notes to Consolidated Financial Statements—(Continued)
quantitative value a passenger receives by redeeming points for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV").

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

    Sale of points. Customers may earn points based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell points. The contract to sell points under this agreement has multiple performance obligations, as discussed below.

The Company's co-branded credit card agreement provides for joint marketing where cardholders earn points for making purchases using co-branded cards. During 2020, the Company extended its agreement with the administrator of the FREE SPIRIT affinity credit card program through March 31, 2024. The Company accounts for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative stand-alone selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits and (iii) advertising and marketing efforts. The Company determined the estimate of the stand-alone selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits, and (3) the cost of advertising and marketing efforts undertaken by the Company. Based on the terms of the program, the Company updated its estimates of the allocation of future revenues to the performance obligations described above.

The Company defers the amount for award travel obligation as part of loyalty deferred revenue within ATL on the consolidated balance sheet and recognizes loyalty travel awards in passenger revenue as the points are used for travel. Revenue allocated to advertising and the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as points are delivered. Total unrecognized revenue from future FREE SPIRIT loyalty program was $42.7 million and $31.6 million at December 31, 2021 and 2020, respectively. The current portion of this balance is recorded within air traffic liability and the long-term portion of this balance is recorded within deferred gains and other long-term liabilities in the accompanying consolidated balance sheets.
    The following table illustrates total cash proceeds received from the sale of points and the portion of such proceeds recognized in non-ticket revenue immediately as marketing component:

	Consideration received from credit card loyalty programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2021	$48,035	$23,681
December 31, 2020	33,201	25,918
December 31, 2019	48,136	37,151

    Mileage breakage. For points that the Company estimates are not likely to be redeemed ("breakage"), the Company recognizes the associated value proportionally during the period in which the remaining points are redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which points are expected to be redeemed, the actual redemption activity for points or the estimated fair value of points expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years.

    Current activity of frequent flyer program. Points are combined in one homogeneous pool and are not separately identifiable. As such, revenue is comprised of points that were part of the frequent flyer deferred revenue balance at the beginning of the period as well as points that were issued during the period.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset, the end of the remaining lease term or the next scheduled heavy maintenance event.

Notes to Consolidated Financial Statements—(Continued)
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $91.9 million, $88.9 million and $63.4 million for the years ended 2021, 2020 and 2019, respectively. During the years ended 2021, 2020 and 2019, the Company deferred $74.1 million, $75.2 million and $176.0 million, respectively, of costs for heavy maintenance, net of reimbursements. As of December 31, 2021 and 2020, the Company had a deferred heavy maintenance balance of $633.9 million and $570.6 million, and accumulated heavy maintenance amortization of $303.9 million and $222.7 million, respectively.
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
The table below summarizes the components of the Company’s maintenance cost:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Flight hour-based maintenance expense	$81,591	$52,092	$78,253
Non-flight hour-based maintenance expense	77,911	59,135	65,322
Total maintenance, materials and repairs	$159,502	$111,227	$143,575
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
    When determining the probability to accrue lease return costs, there are various estimated cost and factors which need to be considered such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, projected number of hours run on the engine at the time of return, and the number of projected cycles run on the airframe at the time of return, among others. Management assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. Lease return costs will generally be estimable closer to the end of the lease term but may be estimable earlier in the lease term depending on the contractual terms of the lease agreement and the timing of maintenance events for a particular aircraft.
Aircraft Maintenance Deposits
    Some of the Company's aircraft and engine master lease agreements provide that the Company pay maintenance reserves to aircraft lessors to be held as collateral in advance of the Company's required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2021, the Company was in full compliance with such requirements and does not anticipate having to pay reserves related to these master leases in the foreseeable future.
    Maintenance reserve payments are reflected as aircraft maintenance deposits in the accompanying consolidated balance sheets. The Company makes certain assumptions to determine the recoverability of maintenance deposits. These assumptions are based on various factors such as the estimated time between the maintenance events, the date the aircraft is due to be returned to the lessor, the cost of future maintenance events and the utilization of the aircraft before it is returned to the lessor. When it is not probable the Company will recover amounts currently on deposit with a lessor, such amounts are expensed as supplemental rent.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated into-plane costs, taxes, and oil, and realized and unrealized gains and losses associated with fuel derivative contracts, if any.

Notes to Consolidated Financial Statements—(Continued)
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $7.1 million, $5.5 million and $6.3 million for the years ended 2021, 2020 and 2019, respectively, were recorded within distribution expense in the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2021 and 2020, the Company recorded a valuation allowance of $5.1 million and $2.9 million, respectively. For additional information, refer to Note 17, Income Taxes.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. For the majority of awards, compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The Company has issued and outstanding restricted stock awards, performance share awards and market share awards. Restricted stock awards are valued at the fair value of the shares on the date of grant. The fair value of performance share awards based on a market condition and the market share awards are estimated through the use of a Monte Carlo simulation model. The fair value of performance share awards based on a performance condition is based on the fair value of the shares on the date of grant. The performance share awards based on a performance condition are evaluated at each report date and adjustments are made to stock-based compensation expense based on the number of shares deemed probable of issuance upon vesting. For additional information, refer to Note 12, Stock-Based Compensation.
Concentrations of Risk
The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel, one of the Company’s largest expenditures, represented approximately 28%, 19% and 30% of total operating expenses in 2021, 2020 and 2019, respectively.
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
The Company relies on a single vendor for the delivery of additional aircraft. Due to the relatively small size of the Company's fleet and high utilization rate, the unavailability of aircraft and or reduced capacity, resulting from delivery delays or performance issues from this vendor, could have a material adverse effect on the Company’s business, results of operations and financial condition.
As of December 31, 2021, the Company had five union-represented employee groups that together represented approximately 81% of all employees. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 18, Commitments and Contingencies.

Notes to Consolidated Financial Statements—(Continued)
2.Impact of COVID-19

Since its initial onset in early 2020, the impact of the COVID-19 pandemic has evolved and continues to be fluid. As a result, the Company's financial and operational outlook remains subject to change. The Company continues to monitor the impacts of the pandemic on its operations and financial condition, and to adjust its mitigation and operational strategies.

Impact on the Operations

Beginning in March 2020, the Company began to experience significant fluctuations in demand due to the impacts of the COVID-19 pandemic. While the Company currently estimates that air travel demand will continue to fluctuate in the upcoming months as the effects of COVID-19 continue to develop, it expects that air travel demand will continue to recover in 2022. However, the situation continues to be fluid and actual capacity adjustments may be different than what the Company currently expects.

The COVID-19 pandemic and its effects continue to evolve, with developments including:

•Fluctuations in the rate of infections;

•Infections from the identified Delta and Omicron variants;

•The emergency use authorization issued by the U.S. Food and Drug Administration for COVID-19 vaccines;

•Increases in the availability of COVID-19 vaccines resulting in expanded eligibility to more groups of people to receive the vaccine;

•The approval of the Pfizer-BioNTech COVID-19 vaccine for persons aged 5 years and over;

•The requirement, effective November 8, 2021, that all inbound international travelers, that are not U.S. citizens and not an immigrant (not a U.S. citizen, U.S. national, lawful permanent resident, or traveling to the United States on an immigrant visa) provide evidence of being fully vaccinated against COVID-19; and

•The requirement, effective December 6, 2021, that all inbound international travelers (regardless of vaccination status or citizenship) provide a negative COVID-19 test no more than one day before traveling by air into the United States.

On September 9, 2021, President Biden announced his Path Out of the Pandemic plan, which includes mandatory COVID-19 vaccination for certain employees in the private sector, the federal government, and health care settings. For private employers with 100 or more employees, President Biden's plan directed the Occupational Safety and Health Administration (OSHA) to issue an emergency temporary standard (ETS) requiring vaccination or weekly COVID-19 testing of all employees, absent disability or religious accommodations. The attorneys general of several states filed lawsuits challenging the ETS. On January 13, 2022, the Supreme Court blocked the Biden administration from enforcing its vaccine or test requirements for employers with 100 employees or more, however, each state may institute vaccination or testing requirements. The Company will continue to monitor the developments as it relates to this mandate.

COVID-19 Legislation

On April 20, 2020, the Company entered into a PSP Agreement with the United States Department of the Treasury ("Treasury"), pursuant to which the Company received a total of $344.4 million, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of the Company’s common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020) with a fair value of $3.9 million. The Company registered the resale of the warrants pursuant to the warrant agreement with the Treasury in September and October 2020. The remaining amount of $267.2 million, net of related costs, is in the form of a grant and was recognized in special charges (credits) in the Company's consolidated statement of operations in 2020.

On December 27, 2020, the PSP2 was signed into law which extended the PSP portion of the CARES Act through March 31, 2021 and provided an additional $15 billion to fund the PSP2 for employees of passenger air carriers. The Company entered into the PSP2 payroll support program agreement with the Treasury on January 15, 2021. During the first and second quarters

Notes to Consolidated Financial Statements—(Continued)
of 2021, the Company received a total of $212.1 million through the PSP2, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through March 31, 2021.

In addition, the ARP, enacted on March 11, 2021, authorized the Treasury to provide additional assistance through the PSP3. Under the ARP, Treasury provided approximately $14 billion to fund the PSP3 for employees of passenger air carriers. The Company entered into the PSP3 payroll support program agreement with the Treasury on April 29, 2021. During the second quarter of 2021, the Company received a total of $197.9 million through the PSP3, to be used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2021.

Of the amounts received in 2021 mentioned above, $63.0 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP2 and PSP3, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares and 80,539 shares of the Company’s common stock at a strike price of $24.42 per share (the closing price for the shares of the Company's common stock on December 24, 2020) and $36.45 (the closing price for the shares of the Company's common stock on March 10, 2021) with fair values of $2.8 million and $1.5 million, respectively. The Company registered the resale of the warrants pursuant to the warrant agreement with the Treasury in May 2021 and June 2021, respectively. The remaining amount of $342.7 million is in the form of a grant and was recognized in special credits in the Company's consolidated statement of operations in 2021. Total warrants issued in connection with the PSP, PSP2 and PSP3 represent less than 1% of the outstanding shares of the Company's common stock as of December 31, 2021.

In connection with the Company's participation in the PSP2 and PSP3, the Company is subject to certain restrictions and limitations, including, but not limited to:

•Restrictions on payment of dividends and stock buybacks through September 30, 2022;

•Limits on executive compensation through April 1, 2023;

•Restrictions from conducting involuntary furloughs or reducing pay rates and benefits until September 30, 2021, or the date on which all PSP funding has been expended;

•Requirements to maintain certain levels of scheduled services through March 1, 2022; and

•Reporting requirements.

The CARES Act also provided an employee retention credit (“CARES Employee Retention credit”) which was a refundable tax credit against certain employment taxes. The Company qualified for the credit beginning on April 1, 2020 and received additional credits for qualified wages through December 31, 2020. The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the ARP extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. During the twelve months ended December 31, 2021, the Company recorded the $37.5 million related to the CARES Employee Retention credit for the first and second quarters of 2021 within special credits on the Company’s consolidated statement of operations. The Company did not qualify for the employee retention credit for the third and fourth quarters of 2021. As of December 31, 2021, $40.8 million remained within accounts receivable, net on the Company's consolidated balance sheet related to the CARES employee retention credit for the fourth quarter of 2020 and first and second quarters of 2021. Refer to Note 5, Special Charges and Credits, for additional information.

Finally, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. During 2020, the Company deferred $23.2 million in social security tax payments. As of December 31, 2021, $11.7 million of deferred social security tax payments remains within other current liabilities on the Company’s consolidated balance sheet.

Income Taxes
The Company's effective tax rate for the twelve months ended December 31, 2021 was 9.2% compared to 30.9% for the twelve months ended December 31, 2020. The decrease in tax rate, as compared to the prior year, is primarily due to a $56.1 million discrete federal tax benefit recorded during the twelve months ended December 31, 2020 related to the passage of the CARES Act. The 2020 discrete federal tax benefit reflects the impact of the CARES Act which allowed for carryback of net operating losses generated at a 21% tax rate to recover taxes paid at a 35% tax rate. In addition, the Company had an unfavorable permanent tax adjustment recorded during the twelve months ended December 31, 2021, related to the repurchase of a portion of the Company's 4.75% convertible notes due 2025. Excluding the impact from the unfavorable permanent tax

Notes to Consolidated Financial Statements—(Continued)
adjustment, the Company's effective tax rate for the twelve months ended December 31, 2021 would have been 20.6%. While the Company expects its tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income it earns in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect the Company's effective tax rates.

Balance Sheet, Cash Flow and Liquidity

Since the onset of the COVID-19 pandemic in the U.S. in the first quarter of 2020, the Company has taken several actions to increase liquidity and strengthen its financial position. During the twelve months ended December 31, 2020, these actions included the private offering of $850.0 million of the 8.00% senior secured notes, the public offering of $175.0 million in the Company's 4.75% convertible notes due 2025, the public offering of 20,125,000 shares of the Company's voting common stock for which it received net proceeds of $192.4 million, the issuance and sale of 9,000,000 shares of the Company's voting common stock through its ATM Program for which it received net proceeds of $156.7 million and the execution of a revolving credit facility with a total commitment of $180.0 million as of December 31, 2020. During the first quarter of 2021, the Company entered into an amendment to this revolving credit facility which extended the maturity to March 30, 2024 and increased the commitment amount to $240.0 million. During the second quarter of 2021, the revolving credit facility was paid down in full and $240.0 million remained undrawn and available as of December 31, 2021. During the twelve months ended December 31, 2021, the Company further improved its liquidity and financial position through the public offering of $500.0 million in 1.00% convertible notes due 2026, the issuance of 10,594,073 shares of the Company's voting common stock for which it received net proceeds of $370.8 million, the extinguishment of $146.8 million in principal amount of the Company's 4.75% convertible notes due 2025 and the extinguishment of $340.0 million in principal amount of the Company's 8.00% senior secured notes. Refer to Note 14, Debt and Other Obligations and Note 11, Common Stock and Preferred Stock for additional information. As a result of these actions, as of December 31, 2021, the Company had $1,679.8 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under its revolving credit facility due in 2024.

The Omicron variant has significantly impacted staffing levels and disrupted travel across the industry and is expected to temporarily delay the demand recovery in early 2022. However, for purposes of assessing its liquidity needs, the Company estimates that air travel demand will continue to recover in 2022. The Company believes the actions taken since the onset of the COVID-19 pandemic address its future liquidity needs, but it may implement further discretionary changes and other cost reduction and liquidity preservation and/or enhancement measures, as needed, to address the volatility and quickly changing dynamics of passenger demand and the impact of revenue changes, regulatory and public health directives, prevailing government policy and financial market conditions.

Workforce Actions

As required by the PSP2, during the first quarter of 2021, the Company offered to rehire all eligible Team Members who were involuntarily terminated during 2020. For the twelve months ended December 31, 2021, the Company recorded $2.0 million in special charges within special credits on the Company’s consolidated statement of operations related to the rehiring of Team Members under its involuntary employee separation program. In addition, in response to increased air travel demand, during the first quarter of 2021, the Company requested the voluntary return to work of certain Team Members on leave under the Company's voluntary leave programs. As of December 31, 2021, all Team Members previously on voluntary leave had returned to work. Expenses related to voluntary leave programs were recorded within salaries, wages and benefits on the Company’s consolidated statement of operations. As the Company continues to monitor the impacts of the pandemic on its operations and financial condition, it will consider and evaluate the need for any additional workforce actions in future periods. In addition, the Company will continue monitor any government mandates related to vaccine, testing and other requirements.
3.Recent Accounting Developments

Recently Adopted Accounting Pronouncements

Convertible Instruments and Contracts

In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." This new standard simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments. It eliminates the treasury stock method for convertible instruments and requires application of the “if-converted” method for certain agreements when computing earnings per share. In addition, the standard eliminates the beneficial conversion and cash conversion accounting models that require separate accounting for embedded conversion features and the recognition of a debt discount and related amortization to interest expense of those embedded features.

Notes to Consolidated Financial Statements—(Continued)

The Company elected to early adopt this standard effective January 1, 2021 using the modified retrospective approach transition method. Therefore, the consolidated financial statements for the year ended December 31, 2021 are presented under the new standard, while the comparative periods presented are not adjusted and continue to be reported in accordance with the Company's historical accounting policy.

In connection with the adoption of this standard, the Company recognized a cumulative effect adjustment, net of tax, of $6.1 million to retained earnings on the Company's consolidated balance sheet as of January 1, 2021. This adjustment was primarily driven by the derecognition of interest expense related to the accretion of the debt discount associated with the embedded conversion option recorded in the prior period as required under the legacy guidance. In addition, the Company reclassified $75.6 million, less related tax of $17.1 million and issuance costs of $2.9 million, from additional paid-in-capital ("APIC") to long-term debt and finance leases on the Company's consolidated balance sheet as of January 1, 2021. The reclassification was recorded in order to combine the two legacy units of account into a single instrument classified as a liability since bifurcation of the instrument into two units of account is no longer required under the new standard. Under this new guidance, the Company will no longer incur interest expense related to the accretion of the debt discount associated with the embedded conversion option.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), "Simplifying the Accounting for Income Taxes." This new standard simplifies various aspects related to the accounting for income taxes. The standard removes certain exceptions to the general principles in Topic 740 and also clarifies and modifies existing guidance to improve consistent application of Topic 740. The Company adopted this standard effective January 1, 2021 with no material impact to its consolidated financial statements.

Government Assistance

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832), "Disclosures by Business Entities about Government Assistance." The new standard requires additional disclosures regarding government grants and money contributions. The standard requires disclosures on the nature of the transactions and related accounting policies, including significant terms and conditions, as well as the amounts and specific financial statement line items affected by the transactions. This standard is effective for fiscal years beginning after December 15, 2021. Early adoption is permitted. The Company elected to early adopt this standard effective January 1, 2021, using the retrospective approach transition method, with no material impact to its consolidated financial statements or disclosures.

4. Revenue Disaggregation
    Operating revenues is comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the twelve months ended December 31, 2021, 2020 and 2019.

	Twelve Months Ended December 31,
	2021	2020	2019
	(in thousands)
Operating revenues:
Fare	$1,422,927	$756,225	$1,886,855
Non-fare	1,752,875	1,009,308	1,870,750
Total passenger revenues	3,175,802	1,765,533	3,757,605
Other	54,973	44,489	72,931
Total operating revenues	$3,230,775	$1,810,022	$3,830,536

The Company defers the amount for award travel obligation as part of loyalty deferred revenue within ATL on the Company's consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as the mileage credits are used for travel or expire unused.

As the COVID-19 pandemic has continued to evolve, the Company has made several policy changes in order to allow its Guests more flexibility to utilize their unused tickets resulting from flight cancellations and other COVID-19 related disruptions. Policy changes included waiving change and cancellation fees for Guests through mid-2021 and increasing the expiration period on most of its credit shells issued from 60 days to up to 21 months or more in some cases. As a result, the Company’s credit shell balance increased significantly at the onset of the COVID-19 pandemic in early 2020. The Company's credit shell balance increased from $10.0 million as of December 31, 2019 to $294.7 million as of December 31, 2020. In addition, during the period from July 30, 2021 through August 9, 2021, the Company experienced significant irregular operations due to a series of overlapping challenges, primarily adverse weather and crew and airport staffing shortages, leading to severe crew dislocations. In addition, during the period from December 26, 2021 through December 31, 2021, the Company experienced an irregular operations event due to crew and airport staffing shortages as a result of the rapid spread of the Omicron variant of COVID-19. As a result of the irregular operations experienced, as well as the ongoing impacts of COVID-19, during 2021, the Company issued $357.8 million in new credit shells. As of December 31, 2021, $40.7 million, of unexpired credit shells, net of breakage, remained outstanding and is expected to be recognized within the next 12 months.

For credit shells that the Company estimates are not likely to be used prior to expiration (“breakage”), the Company recognizes the associated value proportionally to the usage of remaining credit shells. Breakage estimates are based on the Company's historical information about customer behavior as well as assumptions about customers' future travel behavior. Assumptions used to generate breakage estimates can be impacted by several factors including, but not limited to, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and credit shell policies, and economic or governmental regulation factors.

Given the unusual level of cancellations in 2020 and 2021, along with the increase in credit shells provided as well as the overall increase in the related expiration periods, the Company expects additional variability in the amount of breakage revenue recorded in future periods, as the estimates of the portion of those funds that will expire unused may differ from historical experience. In addition, the amount of refunds issued has increased drastically as the Company has had to make policy exceptions and periodic changes to its non-refundable ticket policies since the onset of the COVID-19 pandemic. The total value of refunds issued during the twelve months ended December 31, 2021 and 2020 was $216.3 million and $183.6 million, respectively. The Company expects that the level of requests for credit shells and refunds in the upcoming months will decrease with some fluctuations as the effects of COVID-19 continue to evolve.

As of December 31, 2021 and December 31, 2020, the Company had ATL balances of $382.3 million and $402.0 million, respectively. Substantially all of the Company's ATL, including the balance of credit shells, is expected to be recognized within 12 months of the respective balance sheet date.

Loyalty Programs

The Company operates the Spirit Saver$ ClubTM, which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags, exclusive offers on hotels, rental cars and other travel necessities. In January 2021, the benefits of the Spirit Saver$ ClubTM were expanded to include discounts on seats, shortcut boarding and security, and "Flight Flex" flight modification product. Fees collected for this subscription service are recognized ratably over the subscription period which is generally 12 months. Refer to Note 1, Summary of Significant Accounting Policies, for further information.

5.Special Charges and Credits

During the twelve months ended December 31, 2021, the Company recorded a $342.2 million credit, net of the related costs, within special charges (credits) on the Company’s consolidated statements of operations related to the grant component of the PSP2 and PSP3 agreements with the Treasury.

In addition, during the twelve months ended December 31, 2021, the Company recorded a credit of $37.5 million related to the CARES Act Employee Retention credit within special charges (credits) on the Company’s consolidated statements of operation. These special credits were partially offset by $2.0 million in special charges recorded during the twelves months ended December 31, 2021 related to salaries, wages and benefits paid to rehired employees, previously terminated with the Company's involuntary employee separation program, in compliance with the restrictions of PSP2 and PSP3. Refer to Note 2, Impact of COVID-19, for additional information.

During the twelve months ended December 31, 2020, the Company recorded a $266.8 million credit, net of the related costs, within special charges (credits) on the Company’s consolidated statements of operations related to the grant component

Notes to Financial Statements—(Continued)
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

During the twelve months ended December 31, 2019, the Company recorded a $0.7 million expense related to the write-off of aircraft related credits resulting from the exchange of credits negotiated under the new purchase agreement with Airbus S.A.S. ("Airbus") executed during the fourth quarter of 2019 within special charges (credits) on the Company's consolidated statement of operations. For additional information on the new purchase agreement with Airbus, refer to Note 18, Commitments and Contingencies.
6. Loss on Disposal of Assets
During the twelve months ended December 31, 2021, the Company recorded $3.3 million in loss on disposal of assets in the consolidated statement of operations. This loss on disposal of assets mainly consists of $2.3 million related to the loss on five aircraft sale leaseback transactions completed during 2021 and $1.1 million related to the loss on the sale of auxiliary power units ("APUs").

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

During the twelve months ended December 31, 2019, the Company recorded $17.4 million in loss on disposal of assets in the statement of operations. This loss on disposal of assets consisted of $13.4 million related to the disposal of excess and obsolete inventory, $3.1 million related to the write-down of certain held-for-sale assets to fair value less cost to sell and $2.4 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade the Company's enterprise accounting software which was suspended as the Company pursued alternative solutions. Refer to Note 19, Fair Value Measurements for information regarding the Company's held-for-sale assets. These losses on disposal were partially offset by a $1.5 million gain on sale-leaseback transactions for 6 aircraft delivered during the twelve months ended December 31, 2019. Refer to Note 15, Leases and Aircraft Maintenance Deposits for information regarding the Company's accounting policy on sale-leaseback transactions.

7.Letters of Credit
As of December 31, 2021, the Company had $85.0 million in standby letters of credit secured by $75.0 million of restricted cash, of which $26.7 million had been drawn upon for issued letters of credit. As of December 31, 2020, the Company had a $30.0 million standby letters of credit secured by restricted cash, of which $23.6 million had been drawn upon for issued letters of credit.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2021 and 2020, the

Notes to Financial Statements—(Continued)
Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ ClubTM memberships as of December 31, 2021 and 2020, was $371.8 million and $423.7 million, respectively.
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

As of December 31, 2021 and December 31, 2020, the Company had $106.3 million in short-term available-for-sale investment securities. During the twelve months ended December 31, 2021, 2020 and 2019, these investments earned interest income at a weighted-average fixed rate of approximately 0.1%, 1.1% and 2.3% respectively. For the twelve months ended December 31, 2021 and December 31, 2020, an unrealized loss of $74 thousand and $73 thousand, net of deferred taxes of $22 thousand and $21 thousand, respectively, were recorded within AOCI related to these investment securities. For the twelve months ended December 31, 2021, the Company did not recognize any realized gains or losses related to these securities as the Company did not transact any sales of these securities during this period. For the twelve months ended December 31, 2020 and 2019, a realized gain of $3 thousand and $5 thousand were recorded within non-operating income (expense) in the consolidated statements of operations. As of December 31, 2021 and December 31, 2020, $43 thousand and $31 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

10.Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2021 and 2020 consist of the following:

	As of December 31,
	2021	2020
	(in thousands)
Salaries, wages and benefits	$142,893	$112,838
Airport obligations	85,772	68,677
Federal excise and other passenger taxes and fees payable	77,409	36,884
Fuel	55,103	11,704
Aircraft maintenance	39,178	27,466
Interest payable	24,526	37,202
Aircraft and facility lease obligations	23,049	67,374
Other	32,824	31,469
Other current liabilities	$480,754	$393,614

11.Common Stock and Preferred Stock
The Company’s amended and restated certificate of incorporation dated June 1, 2011, authorizes the Company to issue up to 240,000,000 shares of common stock, $0.0001 par value per share, 50,000,000 shares of non-voting common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.0001 par value per share. All of the Company’s issued and outstanding shares of common stock and preferred stock, if any, are duly authorized, validly issued, fully paid and non-assessable. The Company’s shares of common stock and non-voting common stock are not redeemable and do not have preemptive rights. As of December 31, 2021 and 2020, there were no shares of preferred stock or non-voting common stock outstanding.
Common Stock

Notes to Financial Statements—(Continued)
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
Rights and Preferences. Holders of the Company’s common stock have no preemptive, conversion, subscription or other rights and there are no redemption or sinking fund provisions applicable to the Company’s common stock. The rights, preferences and privileges of the holders of the Company’s common stock are subject to and may be adversely affected by, the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate in the future
Series A Preferred Stock Purchase Rights
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
Warrants
In connection with the Company's participation in the PSP agreement with the Treasury, during the twelve months ended December 31, 2020, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of the Company's common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020).
In connection with the Company's participation in the PSP2 agreement with the Treasury, during the twelve months ended December 31, 2021, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares of the Company's common stock at a strike price of $24.42 per share (the closing price for the shares of the Company's common stock on December 24, 2020). Additionally, in connection with the Company's participation in the PSP3 agreement with the Treasury, during the twelve months ended December 31, 2021, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 80,539 shares of the Company's common stock at a strike price of $36.45 (the closing price for the shares of the Company's common stock on March 10, 2021) per share. The warrant agreements set out the Company’s obligations to issue warrants in connection with disbursements under the PSP2 and PSP3 and to file a resale shelf registration statement for the warrants and the underlying shares of common stock; prospectus supplements for which were filed in May 2021 and June 2021, respectively. The Company has also granted the Treasury certain demand and piggyback registration rights with respect to the warrants and the underlying common stock. The warrants include adjustments for below market issuances, payment of dividends and other customary anti-dilution provisions. The warrants are transferable and have no voting rights. The warrants expire in five years from the date of issuance and at the Company's option, may be settled on a "net cash" or "net shares" basis. Refer to Note 2, Impact of COVID-19, for further information on the PSP2 and PSP3 agreements with the Treasury. The 137,753 warrants issued in connection with the PSP2 agreement and the 80,539 warrants issued in connection with the PSP3 agreement, together with the 520,797 warrants issued in connection with the PSP agreement, represent less than 1% of the outstanding shares of the Company's common stock as of December 31, 2021.

The Company concluded that the PSP, PSP2 and PSP3 warrant agreement are a derivative contract classified within equity, at fair value upon issuance, within the Company’s consolidated balance sheet. Equity-classified contracts are initially measured at fair value and subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity. As of December 31, 2021, the Company had recorded $4.3 million, net of issuance costs, in APIC related to the fair value of the warrants issued.

Notes to Financial Statements—(Continued)
Common Stock Offering

On April 30, 2021, the Company completed the registered direct placement of 10,594,073 shares of the Company's voting common stock at an offering price of $35.05 per share for which it received net proceeds of $370.8 million. During the twelve months ended December 31, 2021, the Company used substantially all of the net proceeds to redeem $340.0 million aggregate principal amount of its 8.00% senior secured notes at a redemption price equal to 108.0%, plus accrued and unpaid interest on the principal amount being redeemed. For additional information on this extinguishment of debt, refer to Note 14, Debt and Other Obligations.

12. Stock-Based Compensation
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
On December 16, 2014, the Company's Board of Directors approved the 2015 Incentive Award Plan, or 2015 Plan, which was subsequently approved by the Company's stockholders on June 16, 2015. On March 10, 2021, the Company's Board of Directors approved an amendment of the Company's 2015 Incentive Award Plan to increase the number of authorized shares of common stock available for issuance by 3.2 million shares. The amendment was subsequently approved by the Company's stockholders on May 20, 2021. As of December 31, 2021 and December 31, 2020, 4,174,216 and 1,618,417 shares of the Company’s common stock, respectively, remained available for future issuance under the 2015 Plan, as amended.
Stock-based compensation cost amounted to $12.5 million, $11.6 million and $8.2 million for 2021, 2020 and 2019, respectively. During 2021, 2020 and 2019 there was a $1.2 million, $3.6 million and $1.9 million tax benefit recognized in income related to stock-based compensation.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit awards are valued at the fair value of the shares on the date of grant. Generally, granted shares and units vest over a two to four year graded vesting period. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Vesting of restricted stock units is based on time-based service conditions. In order to vest, the participant must still be employed by the Company, with certain contractual exclusions, at each vesting event. Generally, within 30 days after vesting, the shares underlying the award will be issued to the participant. In the event a successor corporation in a change in control situation fails to assume or substitute for the restricted stock units, the restricted stock units will automatically vest in full as of immediately prior to the consummation of such change in control. In the event of death or permanent disability of a participant, the restricted stock units will automatically vest in full. Compensation expense is recognized on a straight-line basis over the requisite service period.
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2021 and changes during the year ended December 31, 2021 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2020	400,476	41.74
Granted	399,179	25.17
Vested	(171,391)	41.96
Forfeited	(46,564)	32.10
Outstanding at December 31, 2021	581,700	31.07
There were 399,179 and 222,401 restricted stock shares granted during the years ended December 31, 2021 and December 31, 2020, respectively. As of December 31, 2021 and December 31, 2020, there was $9.9 million and $10.4 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 1.6 years and 2.0 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2021, 2020 and 2019 was $25.17, $35.48 and $53.41, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2021, 2020 and 2019 was $4.6 million, $5.5 million and $5.4 million, respectively.

Notes to Financial Statements—(Continued)
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

Weighted-Average at Grant Date for Twelve Months Ended December 31, 2020
Expected volatility factor	0.40
Risk free interest rate	1.58%
Expected term (in years)	2.96
Expected dividend yield	—%
During the twelve months ended December 31, 2021, the Company did not grant any performance share awards based on total shareholder return. For grants awarded in 2020 and 2019, the volatility was based upon a weighted average historical volatility for the Company. The Company chose to use historical volatility to value these awards because historical prices were used to develop the correlation coefficients between the Company and each of the peer companies within the peer group in order to model stock price movements. The volatilities used were calculated as the remaining term of the performance period at the date of grant. The risk-free interest rate was based on the implied yield available on U.S. Treasury zero-coupon issues with remaining terms equivalent to the remaining performance period. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.
The following table summarizes the Company’s market condition performance share awards for the year ended December 31, 2021:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2020	84,911	60.88
Granted	—	—
Vested	(44,835)	70.77
Forfeited	(7,229)	60.62
Outstanding at December 31, 2021	32,847	47.43

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

Notes to Financial Statements—(Continued)
The following table summarizes the Company’s performance condition performance share awards for the year ended December 31, 2021:

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2020	96,098	45.14
Granted	77,722	25.16
Vested	(22,203)	60.11
Forfeited	(17,638)	34.39
Outstanding at December 31, 2021	133,979	32.49
As of December 31, 2021 and 2020, there was $1.6 million and $4.8 million, respectively, of total unrecognized compensation cost related to performance share awards expected to be recognized over 1.57 years and 1.66 years, respectively.
Market Share Unit Awards

The Company grants certain senior-level executives market share units that vest based on market performance and time-based service conditions as part of a long-term incentive plan, which are referred to herein as market share unit awards (MSUs). The MSUs are market performance-based awards that vest based on the Company’s total shareholder return performance over a three-year period. At the end of the first and second years of the performance period, performance is measured and up to 100% of target shares can be banked to vest at the end of the full performance period. At the end of the third and final year of the performance period, performance is measured and up to the lower of 300% of the target shares or 5-times the target award value can be earned. In order to vest, the senior level executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period. Based on the level of performance, between 0% and 300% of the award may vest. Within 60 days after vesting, the shares underlying the award will be issued to the participant. In the event of a change in control of the Company or the death or permanent disability of a participant, the payout of any award is calculated based on the price per share payable in connection with such change in control.

The grant date fair value of MSUs is determined through the use of Monte Carlo simulation model and are expensed over the requisite service period rendered. The market performance condition requirements are reflected in the grant date fair value of the award, and the compensation expense, net of forfeitures, for the award is recognized assuming that the requisite service is rendered regardless of whether the market performance conditions are achieved. Compensation expense is recognized on a straight-line basis over the requisite service period. The Monte Carlo simulation model used for valuation of these awards utilizes multiple input variables that determine the probability of satisfying the market performance condition requirements applicable. The inputs utilized for the MSUs awarded in 2021 are as follows:

Weighted-Average at Grant Date for Twelve Months Ended December 31, 2021
Blended volatility factor	0.73
Risk free interest rate	0.22%
Expected term (in years)	2.96
Expected dividend yield	—%

For grants awarded in 2021, the volatility utilized is blended and weighted based on both the historical and implied volatilities of the Company. The Company chose to use a blended volatility rate to value these awards as it combines aspects of both historical and implied volatility as a forward-looking measure, which provides a more realistic estimate of the potential future outcome. The volatilities used were calculated as the remaining term of the performance period at the date of grant. The valuation was done under a risk neutral framework using the term matched zero-coupon risk-free interest rate derived from the Treasury Constant Maturities yield curve on the grant date. The Company does not intend to pay dividends on its common stock in the foreseeable future. Accordingly, the Company used a dividend yield of zero in its model.

The following table summarizes the Company’s MSU awards for the year ended December 31, 2021:

Notes to Financial Statements—(Continued)

	Number of Awards	Weighted-Average Fair Value at Grant Date ($)
Outstanding at December 31, 2020	—	—
Granted	116,801	28.84
Vested	—	—
Forfeited	(9,389)	28.84
Outstanding at December 31, 2021	107,412	28.84
As of December 31, 2021, there was $2.1 million of total unrecognized compensation cost related to MSU awards expected to be recognized over 2.00 years.
Treasury Stock
During the year ended December 31, 2021, 2020 and 2019, the Company repurchased 54 thousand, 44 thousand and 91 thousand shares, respectively, for $1.5 million, $1.7 million and $5.4 million, respectively. Repurchases made during the twelve months ended December 31, 2021 include repurchases made from employees who received restricted stock awards or performance share awards. Repurchases made during the twelve months ended December 31, 2020 and 2019 include repurchases made from employees who received restricted stock awards. During the year ended December 31, 2021, 2020 and 2019, the Company did not retire any treasury shares.
13.Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2021	2020	2019
	(in thousands, except per-share amounts)
Numerator:
Net income (loss)	$(472,569)	$(428,700)	$335,255
Denominator:
Weighted-average shares outstanding, basic	105,000	84,692	68,429
Effect of dilutive stock awards	—	—	130
Adjusted weighted-average shares outstanding, diluted	105,000	84,692	68,559
Earnings (Loss) per Share:
Basic earnings (loss) per common share	$(4.50)	$(5.06)	$4.90
Diluted earnings (loss) per common share	$(4.50)	$(5.06)	$4.89

Anti-dilutive common stock equivalents excluded from the diluted earnings (loss) per share calculations are not material.

Notes to Financial Statements—(Continued)
14. Debt and Other Obligations

Long-term debt

    As of December 31, 2021, the Company had outstanding public and non-public debt instruments. During 2021, the Company incurred debt through secured and unsecured term loans and the 1.00% convertible senior notes due 2026 described below.

Fixed-rate unsecured term loans

Pursuant to the Company's PSP agreement with the Treasury, the Company received a total of $344.4 million during 2020, used exclusively to pay for salaries, wages and benefits for the Company’s Team Members through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year unsecured term loan. Interest on these loans is payable semi-annually at a rate of 1.0% in years 1 through 5 and a rate of the Secured Overnight Financing Rate plus 2.0% in years 6 through 10. The notes are prepayable at any time, without penalty, at the Company’s option and have principal due at maturity in 2030.

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

The Company has concluded that no terms exist within the PSP, PSP2 and PSP3 contracts that would require a short-term classification of the debt instrument within the Company’s consolidated balance sheet at the inception of the loan. Therefore, the debt has been recorded at face value and classified within long-term debt and finance leases in the Company’s consolidated balance sheets. As of December 31, 2021, the Company had recorded $136.3 million in long-term debt on its consolidated balance sheets, related to the PSP, PSP2 and PSP3.

Revolving credit facility due in 2024

On March 30, 2020, the Company entered into a revolving credit facility for $110.0 million, with an option to increase the overall commitment amount up to $350.0 million with the consent of any participating lenders and subject to borrowing base availability. In the second quarter of 2020, the commitment was increased to $180.0 million and during the first quarter of 2021, the commitment was further increased to $240.0 million. As of December 31, 2020, the Company had drawn $180.0 million on the revolving credit facility. During the second quarter of 2021, the Company paid down the revolving credit facility in full leaving $240.0 million undrawn and available as of December 31, 2021. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's consolidated balance sheets. During the first quarter of 2021, the maturity date of the facility was extended for two additional years. The final maturity of the facility is March 30, 2024.

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

Notes to Financial Statements—(Continued)
The 2024 revolving credit facility requires the Company to maintain (i) so long as any loans or letters of credit are outstanding under the 2024 revolving credit facility, unrestricted cash, cash equivalents, short-term investment securities and unused commitments available under all revolving credit facilities (including the 2024 revolving credit facility) aggregating not less than $400.0 million, of which no more than $200.0 million may be derived from unused commitments under the 2024 revolving credit facility, (ii) a minimum ratio of the borrowing base of the collateral described above (determined as the sum of a specified percentage of the appraised value of each type of such collateral) to outstanding obligations under the 2024 revolving credit facility of not less than 1.0 to 1.0 (if the Company does not meet the minimum collateral coverage ratio, it must either provide additional collateral to secure its obligations under the 2024 revolving credit facility or repay the loans under the 2024 revolving credit facility by an amount necessary to maintain compliance with the collateral coverage ratio), and (iii) at any time following the date that is one month after the effective date of the 2024 revolving credit facility, the pledged take-off and landing rights of the Company at LaGuardia Airport and a specified number of spare engines in the collateral described above so long as any loans or letters of credit are outstanding under the 2024 revolving credit facility.

Revolving credit facility due in 2021

During the fourth quarter of 2018, the Company entered into a revolving credit facility for up to $160.0 million secured by the collateral assignment of certain of the Company's rights under the purchase agreement with Airbus, related to Airbus A320neo aircraft scheduled to be delivered at the time. The maximum borrowing capacity of the facility decreased with the deliveries of the related aircraft. As of December 31, 2020, the Company had drawn the then maximum borrowing capacity of $95.1 million, included in current maturities of long-term debt and finance leases on the Company's consolidated balance sheets. The revolving credit facility matured on March 30, 2021 and as such, there is no outstanding amount as of December 31, 2021.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025"). The convertible notes bear interest at the rate of 4.75% per year and will mature on May 15, 2025. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2020. After taking into account the extinguishment of debt discussed below, as of December 31, 2021, the if-converted value exceeds the principal amount of the convertible notes by $36.1 million, using the average stock price for the twelve months ended December 31, 2021. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $28.2 million recorded within current maturities of long-term debt and finance leases on its consolidated balance sheets as of December 31, 2021 related to its convertible senior notes due 2025.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2021, the notes may be converted by noteholders through March 31, 2022. No notes were converted during the year ended December 31, 2021, with the exception of the loss on extinguishment of the debt discussed below.

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

Notes to Financial Statements—(Continued)

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026"). The convertible notes due 2026 will bear interest at the rate of 1.00% per year and will mature on May 15, 2026. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2021. Since the notes are currently not convertible, in accordance with the terms of the indenture governing such notes, the Company had $487.2 million recorded within long-term debt, net of debt issuance costs of $12.8 million, on its consolidated balance sheets as of December 31, 2021 related to its 1.00% convertible notes due 2026.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2021, the notes did not qualify for conversion by noteholders through December 31, 2021.

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

The notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after May 15, 2024 and on or before the 40th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company's common stock exceeds 130% of the conversion price for a specified period of time. However, the Company may not redeem less than all of the outstanding notes unless at least $150.0 million aggregate principal amount of notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice.

8.00% Senior Secured Notes due 2025

On September 17, 2020, the Company completed the private offering by Spirit IP Cayman Ltd., an indirect wholly-owned subsidiary of the Company (the “Brand Issuer”), and Spirit Loyalty Cayman Ltd., an indirect wholly-owned subsidiary of the Company (the “Loyalty Issuer” and, together with the Brand Issuer, the “Issuers”) of an aggregate of $850.0 million principal amount of 8.00% senior secured notes due 2025. The 8.00% senior secured notes will mature on September 20, 2025. The 8.00% senior secured notes bear interest at a rate of 8.00% per annum, payable in quarterly installments on January 20, April 20, July 20 and October 20 of each year, beginning January 20, 2021. In the twelve months ended December 31, 2020, the Company received proceeds of $823.9 million, net of issuance costs of $17.4 million and original issue discount of $8.7 million, related to this private offering. The 8.00% senior secured notes are secured on a senior basis by first-priority security interests in substantially all of the assets of the Issuers, other than excluded property and subject to certain permitted liens.

Extinguishment of Debt

During the second quarter of 2021, the Company used a portion of the net proceeds generated from the issuance of its 1.00% convertible notes due 2026 to repurchase $146.8 million aggregate principal amount of its 4.75% convertible notes due 2025 for $440.7 million, which included a premium of $290.7 million and accrued and unpaid interest of $3.2 million. In connection with this debt extinguishment, the Company recorded $295.2 million within loss on extinguishment of debt on its consolidated statement of operations for the twelve months ended December 31, 2021. This amount includes the $290.7 million in premiums paid to early extinguish the debt and $4.5 million for the write off of related deferred financing costs.

Notes to Financial Statements—(Continued)

In addition, during the second quarter of 2021, the Company used net proceeds from a registered direct placement of its common stock to holders of its 4.75% convertible notes due 2025 to redeem $340.0 million principal amount of its 8.00% senior secured notes for $368.7 million, which included a premium of $27.2 million and accrued and unpaid interest of $1.5 million. In connection with this debt extinguishment, the Company recorded $36.4 million within loss on extinguishment of debt on its consolidated statement of operation for the twelve months ended December 31, 2021. This amount includes the $27.2 million in premiums paid to early extinguish the debt, $6.1 million for the write-off of related deferred financing costs and $3.1 million for the write-off of the related original issuance discount. Refer to Note 11, Common Stock and Preferred Stock for additional information on the common stock offering completed in the second quarter of 2021.

Long-term debt is comprised of the following:

	As of
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due in 2025	$510.0	$850.0	8.00%	8.00%
Fixed-rate term loans due through 2039 (1)	1,223.5	1,301.9	3.52%	3.36%
Unsecured term loans due through 2031	136.3	73.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	300.6	322.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	56.0	64.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	75.2	86.6	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	200.3	214.4	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	66.8	71.5	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	55.8	60.6	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible notes due in 2025	28.2	175.0	4.75%	4.75%
Convertible notes due in 2026	500.0	—	1.00%	N/A
Revolving credit facility due in 2021	—	95.1	N/A	1.55%
Revolving credit facility due in 2024	—	180.0	N/A	2.15%
Long-term debt	$3,238.2	$3,580.5
Less current maturities	208.2	383.5
Less unamortized discount, net	54.9	131.4
Total	$2,975.1	$3,065.6
(1) Includes obligations related to one aircraft recorded as a failed sale-leaseback. Refer to Note 15, Leases and Aircraft Maintenance Deposits for additional information.
The Company's debt financings entered into solely to finance aircraft acquisition costs are collateralized by first priority security interest in the individual aircraft being financed. During the year ended December 31, 2021 and 2020, the Company made principal payments of $470.0 million and $254.3 million on its outstanding debt obligations, respectively.

At December 31, 2021, long-term debt principal payments for the next five years and thereafter are as follows:

Notes to Financial Statements—(Continued)

December 31, 2021
(in millions)
2022	$193.0
2023	336.6
2024	222.2
2025	726.6
2026	731.2
2027 and beyond	1,028.6
Total debt principal payments	$3,238.2

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Twelve Months Ended December 31,
	2021	2020
	(in thousands)
8.00% senior secured notes (1)	$51,897	$19,953
Fixed-rate term loans	42,765	43,591
Unsecured term loans	1,168	409
Class A 2015-1 EETC	12,781	13,730
Class B 2015-1 EETC	2,669	3,027
Class C 2015-1 EETC	3,988	4,565
Class AA 2017-1 EETC	6,938	7,412
Class A 2017-1 EETC	2,501	2,672
Class B 2017-1 EETC	2,189	2,445
Class C 2017-1 EETC	4,367	4,379
Convertible debt (2)	6,997	14,905
Revolving credit facilities	1,733	5,380
Finance leases	93	195
Commitment and other fees	2,243	1,106
Amortization of deferred financing costs	13,282	10,751
Total	$155,611	$134,520
(1) Includes $1.3 million and $0.5 million of accretion and $50.6 million and $19.5 million of interest expense for the twelve months ended December 31, 2021 and 2020, respectively.
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
As of December 31, 2021 and 2020, the Company had a line of credit for $10.1 million and $3.1 million, respectively, related to corporate credit cards. Respectively, the Company had drawn $5.6 million and $0.6 million as of December 31, 2021 and 2020, which is included in accounts payable.
As of December 31, 2021 and 2020, the Company had lines of credit with counterparties for derivatives and physical fuel delivery in the amount of $41.5 million. As of December 31, 2021 and 2020, the Company had drawn $16.4 million and $3.7 million, respectively, on these lines of credit for physical fuel delivery, which is included within other current liabilities in the Company's consolidated balance sheets. The Company is required to post collateral for any excess above the lines of credit if the fuel derivatives, if any, are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2021 and 2020, the Company did not have any outstanding fuel derivatives.

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

As of December 31, 2021, the Company had a fleet consisting of 173 A320 family aircraft. As of December 31, 2021, the Company had 67 aircraft financed under operating leases with lease term expirations between 2023 and 2039. In addition, the Company owned 105 aircraft of which 33 were purchased off lease and are currently unencumbered. The Company also had 1 aircraft recorded as a failed sale-leaseback. The related finance obligation is recorded within long-term debt in the Company's consolidated balance sheets. Refer to Note 14, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's consolidated balance sheets. As of December 31, 2021, the Company also had 12 spare engines financed under operating leases with lease term expiration dates ranging from 2022 to 2033 and owned 20 spare engines unencumbered, of which 18, as of December 31, 2021, were pledged as collateral under the Company's revolving credit facility maturing in 2024.

Total rent expense for the years ended 2021, 2020 and 2019 was $449.4 million, $371.6 million and $345.0 million, respectively. Total rental expense for aircraft and engine operating leases for the years ended December 31, 2021, 2020 and 2019 was $246.6 million, $196.4 million and $182.6 million, respectively.

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

These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of December 31, 2021, the Company is in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.

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

Notes to Financial Statements—(Continued)
be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Supplemental rent, recorded within aircraft rent expense, is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed and probable and estimable return condition obligations. The Company expensed $31.7 million, $3.3 million and $4.8 million of supplemental rent recorded within aircraft rent during 2021, 2020 and 2019, respectively. During 2021, the Company expensed $22.9 million in lease return costs within supplemental rent related to the purchase of four aircraft off lease and two spare engines off lease made during the twelve months ended December 31, 2021, partially offset by the release of an accrual related to an engine lease modification. The Company did not expense any paid maintenance reserves as supplemental rent in 2021 and 2020. As of December 31, 2021, the Company had $48.9 million of aircraft maintenance deposits ($10.7 million in aircraft maintenance deposits and $38.2 million in long-term aircraft maintenance deposits) on the Company's consolidated balance sheets.
During the twelve months ended December 31, 2021, the Company took delivery of 10 aircraft under direct operating leases, 6 aircraft under sale-leaseback transactions (1 of which did not qualify to be accounted for as a sale-leaseback), 2 engines purchased with cash and 6 engines under direct, short-term, operating leases. In addition, the Company purchased 4 previously leased aircraft and 2 previously leased engines.
Under Topic 842, gains and losses on sale-leaseback transactions, subject to adjustment for off-market terms, are recognized immediately and recorded within gain/loss on disposal of assets on the Company's consolidated statements of operations.
As of December 31, 2021, the Company's finance lease obligations relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's consolidated balance sheets.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company is building its new headquarters campus. During January 2021, the Company began building its new headquarters campus with an expected completion during the fall season of 2023. In connection with the lease agreement, the Company is also expected to build a 200-unit residential building. The 8.5-acre parcel of land is capitalized within ground property and equipment on the Company's consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's consolidated balance sheets. Operating lease commitments related to this lease are included in the table below within property facility leases.

Notes to Financial Statements—(Continued)
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's consolidated balance sheets as of December 31, 2021. The table does not include commitments that are contingent on events or other factors that are currently uncertain and unknown.

	Finance Leases	Operating Leases			Total Operating and Finance Lease Obligations
		Aircraft and Spare Engine Leases	Property Facility Leases	Other
	(in thousands)
2022	$842	$255,121	$4,771	$157	$260,891
2023	465	249,420	4,788	14	254,687
2024	215	236,811	3,028	—	240,054
2025	117	218,569	1,126	—	219,812
2026	39	192,309	964	—	193,312
2027 and thereafter	—	1,512,674	142,175	—	1,654,849
Total minimum lease payments	$1,678	$2,664,904	$156,852	$171	$2,823,605
Less amount representing interest	90	778,639	133,304	2	912,035
Present value of minimum lease payments	$1,588	$1,886,265	$23,548	$169	$1,911,570
Less current portion	785	154,946	3,529	156	159,416
Long-term portion	$803	$1,731,319	$20,019	$13	$1,752,154
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's consolidated balance sheets are expected to be $3.8 million for 2022 and none for 2023 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Year Ended December 31,
	2021	2020
	(in thousands)
Finance lease cost
Amortization of leased assets	$733	$824
Interest of lease liabilities	93	194
Operating lease cost
Operating lease cost (1)	220,137	201,474
Short-term lease cost (1)	31,036	25,195
Variable lease cost (1)	181,902	125,534
Total lease cost	$433,901	$353,221
    (1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's consolidated statements of operations.
The table below presents lease-related terms and discount rates as of December 31, 2021:

	December 31, 2021	December 31, 2020
Weighted-average remaining lease term
Operating leases	14.9 years	12.9 years
Finance leases	2.5 years	2.6 years
Weighted-average discount rate
Operating leases	5.62%	6.08%
Finance leases	4.79%	5.54%

Notes to Financial Statements—(Continued)
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
The second plan is for the Company’s pilots, and contains the same service requirements as the first plan. Prior to March 1, 2018, the Company matched 100% of the pilot's contribution, up to 9% of the individual pilot's annual compensation. Beginning on March 1, 2018, the Company contributed 11% of the individual pilot's annual compensation, regardless of the pilot's contributions to the plan. The Company's contribution has increased and will continue to increase by 1% on an annual basis each March until 2022 at which time the contribution will be 15%.
The third plan is for all Company employees residing in Puerto Rico and was adopted on April 16, 2012. It contains the same service requirements as the first and second plans.
Employer contributions made to all plans were $72.3 million, $58.6 million and $51.1 million in 2021, 2020 and 2019, respectively, and were included within salaries, wages and benefits in the accompanying consolidated statements of operations.

17. Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current:
Federal	$—	$(141,997)	$(22,429)
State and local	568	(1,847)	1,218
Foreign	1,183	(1,554)	6,693
Total current expense (benefit)	1,751	(145,398)	(14,518)
Deferred:
Federal	(47,468)	(33,494)	106,703
State and local	(2,034)	(12,592)	8,986
Total deferred expense (benefit)	(49,502)	(46,086)	115,689
Total income tax expense (benefit)	$(47,751)	$(191,484)	$101,171

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2021	2020	2019
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	0.2%	1.9%	1.8%
Revaluation of deferred taxes	—%	9.2%	(2.1)%
Premium on convertible debt repurchase	(11.4)%	—%	—%
Other	(0.6)%	(1.2)%	2.5%
Total income tax expense (benefit)	9.2%	30.9%	23.2%

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the consolidated financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2021 and 2020, the significant components of the Company's deferred taxes consisted of the following:

Notes to Financial Statements—(Continued)

	December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Income tax credits	$4,298	$4,298
Net operating losses	263,350	220,071
Deferred revenue	23,119	11,740
Nondeductible accruals	21,858	21,918
Deferred manufacturing credits	8,458	6,442
Accrued maintenance	566	568
Equity compensation	3,787	3,433
Loan liability	11,643	—
Operating lease liability	432,492	313,142
Interest expense	18,544	—
Other	334	465
Valuation allowance	(5,099)	(2,949)
Deferred tax assets	783,350	$579,128
Deferred tax liabilities:
Convertible debt	—	14,942
Prepaid expenses	770	898
Property, plant and equipment	644,407	603,173
Deferred financing costs	99	124
Accrued aircraft and engine maintenance	74,742	80,916
Right-of-use asset	438,804	318,969
Deferred tax liabilities	1,158,822	1,019,022
Net deferred tax assets (liabilities)	$(375,472)	$(439,894)

On March 27, 2020, the CARES Act was enacted. The CARES Act allows for a five-year carryback of federal net operating losses generated in tax years 2018 through 2020. The Company filed for a carryback of its adjusted 2018 federal net operating tax loss to tax years 2013 and 2014. The federal net operating loss carryback resulted in a tax benefit of $56.1 million since the federal net operating losses can be benefited at the higher 35% federal tax rate in effect for tax years 2013 and 2014. The federal net operating loss carry back also generated an additional income tax receivable of $142.0 million as of December 31, 2020. During 2021, the Company received $109.2 million of the federal income tax receivable.
In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. As of December 31, 2021 and 2020, the Company had a valuation allowance of $5.1 million and $2.9 million, respectively, against certain deferred tax assets related to equity compensation for executives due to changes in tax law resulting from the Tax Cuts and Jobs Act ("TCJA"), state net operating loss carryforwards and foreign tax credits.
As of December 31, 2021, the Company had $2.8 million of foreign tax credits, $1.4 million of general business tax credits, $1.1 billion of federal net operating loss and $420.6 million of state net operating loss available, that may be applied against future tax liabilities. The foreign tax credits will begin to expire in 2025, the state net operating losses will begin to expire in 2027, the general business credits will begin to expire in 2038 and there is no expiration of federal net operating losses.
For tax years ended December 31, 2021, 2020 and 2019, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.
For tax years 2021, 2020 and 2019, all income for the Company is subject to domestic income taxes.

Notes to Financial Statements—(Continued)
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2018 through 2020 tax years are still subject to examination in the United States Various state and foreign jurisdiction tax years also remain open to examination. The Company believes that any potential assessment would be immaterial to its consolidated financial statements.

18. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2021, the Company's firm aircraft orders consisted of 120 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. In addition, the Company had orders for 36 direct operating leases for A320neos and A321neos with third-party lessors, with deliveries expected through 2024.
During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2021, the Company is committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2027. As of December 31, 2021, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $901.4 million in 2022, $906.9 million in 2023, $1,001.0 million in 2024, $1,062.1 million in 2025, $1,351.4 million in 2026, and $873.2 million in 2027 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute. For further discussion on this topic, please refer to "Risk Factors - Risks Related to Our Business - Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, financial condition and our results of operations."
As of December 31, 2021, the Company had secured financing for 36 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2024. In addition, as of December 31, 2021, the Company had secured financing for 17 aircraft, scheduled for delivery from Airbus through 2022, which will be financed through sale leaseback transactions. The contractual purchase amounts for these aircraft are included within the purchase commitments above. The Company did not have financing commitments in place for the remaining 103 Airbus aircraft currently on firm order, which are scheduled for delivery through 2027. However, the Company has signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
As of December 31, 2021, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $40.8 million in 2022, $119.8 million in 2023, $189.4 million in 2024, $217.9 million in 2025, $217.9 million in 2026, and $1,829.2 million in 2027 and beyond.
Interest commitments related to the secured debt financing of 73 delivered aircraft as of December 31, 2021 are $75.4 million in 2022, $64.6 million in 2023, $53.3 million in 2024, $45.8 million in 2025, $38.3 million in 2026, and $90.2 million in 2027 and beyond. As of December 31, 2021, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility are $48.5 million in 2022, $48.5 million in 2023, $48.5 million in 2024, $45.5 million in 2025, $5.9 million in 2026, and $14.0 million in 2027 and beyond. For principal commitments related to the Company's outstanding debt obligations, refer to Note 14, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of December 31, 2021: $23.7 million in 2022, $21.0 million in 2023, $17.3 million in 2024, $17.4 million in 2025, $16.8 million in 2026, and $18.8 million in 2027 and beyond. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
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

Notes to Financial Statements—(Continued)
Employees

The Company has five union-represented employee groups that together represent approximately 81% of all employees at December 31, 2021. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2021.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	February 2023	28%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	September 2021	47%
Dispatchers	Professional Airline Flight Control Association (PAFCA)	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	November 2026	3%
Passenger Service Agents	Transport Workers Union of America (TWU)	NA	2%
(1) Subject to standard early opener provisions.
In February 2020, the IAMAW notified the Company, as required by the Railway Labor Act, that it intended to submit proposed changes to the collective bargaining agreement covering the Company's ramp service agents which became amendable in June 2020. On September 28, 2021, the Company filed an “Application for Mediation Services” with the National Mediation Board (NMB). The IAMAW and the Company were able to reach a tentative agreement with the assistance of the NMB on October 16, 2021. The Company's ramp service agents ratified the five-year agreement in November 2021.
The Company's passenger service agents are represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. During February 2022, the Company reached a tentative agreement with the TWU, which will need to be ratified by the passenger service agents.
In February 2021, the Company entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified the Company, as required by the Railway Labor Act, that it intended to submit proposed changes to the collective bargaining agreement covering the Company’s flight attendants. The Company and the AFA-CWA commenced the negotiations sessions on September 27, 2021. As of December 31, 2021, the Company continued to negotiate with the AFA-CWA.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $9.1 million and $7.3 million, for health care claims as of December 31, 2021, and 2020, respectively, recorded within other current liabilities on the Company's consolidated balance sheet.

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
    The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2021 and December 31, 2020, were as follows:

	As of December 31,
	2021		2020
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
8.00% senior secured notes	$510.0	$530.4	$850.0	$886.0	Level 3
Fixed-rate term loans	1,223.5	1,262.6	1,301.9	1,362.9	Level 3
Unsecured term loans	136.3	146.4	73.3	83.1	Level 3
2015-1 EETC Class A	300.6	311.1	322.6	323.4	Level 2
2015-1 EETC Class B	56.0	56.4	64.0	62.5	Level 2
2015-1 EETC Class C	75.2	74.0	86.6	77.8	Level 2
2017-1 EETC Class AA	200.3	203.3	214.4	207.4	Level 2
2017-1 EETC Class A	66.8	65.8	71.5	68.8	Level 2
2017-1 EETC Class B	55.8	53.6	60.6	56.2	Level 2
2017-1 EETC Class C	85.5	84.1	85.5	76.3	Level 2
4.75% convertible notes due 2025	28.2	55.6	175.0	380.3	Level 2
1.00% convertible notes due 2026	500.0	432.5	—	—	Level 2
Revolving credit facilities	—	—	275.1	275.1	Level 3
Total long-term debt	$3,238.2	$3,275.8	$3,580.5	$3,859.8

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2021 and December 31, 2020 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Restricted Cash

Restricted cash is comprised of cash held in account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of December 31, 2021, the Company had a $85.0 million standby letter of credit secured by $75.0 million of restricted cash, of which $26.7 million had been drawn upon for issued letters of credit. In addition, the Company had $20.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the Company's 8.00% senior secured notes. For additional information on the Company's 8.00% senior secured notes, refer to Note 14, Debt and Other Obligations.
Short-term Investment Securities

Short-term investment securities at December 31, 2021 and December 31, 2020 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market

Notes to Financial Statements—(Continued)
prices in active markets when determining the fair value of these securities. For additional information, refer to Note 9, Short-term Investment Securities.

Assets Held for Sale

The Company's assets held for sale consist of rotable aircraft parts. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to prepaid expenses and other current assets on the Company's consolidated balance sheets and discontinues depreciation. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair value measurements for the Company's held-for-sale assets were based on Level 3 inputs, which include information obtained from third-party valuation sources. As of December 31, 2021 and 2020, the Company had $2.5 million and $2.3 million in assets held for sale recorded within prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,333.5	$1,333.5	$—	$—
Restricted cash	95.4	95.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,537.7	$1,535.2	$—	$2.5

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2020
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,789.7	$1,789.7	$—	$—
Restricted cash	71.4	71.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.3	—	—	2.3
Total assets	$1,969.7	$1,967.4	$—	$2.3

Total liabilities	$—	$—	$—	$—
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2021 or 2020.
The following table presents the Company's activity for assets and liabilities measured at gross fair value on a recurring basis using significant unobservable inputs (Level 3):

Notes to Financial Statements—(Continued)

Assets Held for Sale Activity for the Twelve Months Ended December 31, 2021
(in millions)
Balance at December 31, 2020	$2.3
Additions	0.2
Sales	—
Total realized or unrealized gains (losses) included in earnings, net	—
Balance at December 31, 2021	$2.5
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

20. Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") area are summarized below:

	2021	2020	2019
	(in millions)
DOT—Domestic	$2,824.8	$1,660.7	$3,462.8
DOT—Latin America and Caribbean	406.0	149.3	367.7
Total	$3,230.8	$1,810.0	$3,830.5
During 2021, 2020 and 2019, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

21. Quarterly Financial Data (Unaudited)
Quarterly results of operations for the years ended December 31, 2021 and 2020 are summarized below:

	Three Months Ended
	March 31	June 30	September 30	December 31
	(in thousands, except per-share amounts)
2021
Operating revenue	$461,279	$859,309	$922,631	$987,556
Operating income (loss)	(102,530)	93,211	13,995	(61,550)
Net income (loss)	(112,321)	(287,863)	14,774	(87,159)
Basic earnings (loss) per share	(1.15)	(2.73)	0.14	(0.80)
Diluted earnings (loss) per share	(1.15)	(2.73)	0.14	(0.80)

2020
Operating revenue	$771,081	$138,529	$401,922	$498,490
Operating income (loss)	(57,992)	(190,384)	(99,471)	(159,915)
Net income (loss)	(27,828)	(144,428)	(99,140)	(157,304)
Basic earnings (loss) per share	(0.41)	(1.81)	(1.07)	(1.61)
Diluted earnings (loss) per share	(0.41)	(1.81)	(1.07)	(1.61)

Interim results are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. The air transportation business is also volatile and highly affected by economic cycles and trends.

22. Subsequent Events

Announcement of Merger

On February 5, 2022, Spirit entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Frontier Group Holdings, Inc., a Delaware corporation (“Frontier”), and Top Gun Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of Frontier (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each existing share of Spirit’s common stock will be converted into the right to receive (i) $2.13 in cash, without interest and (ii) 1.9126 shares of Frontier’s common stock (“Frontier Common Stock”), par value $0.001 per share. Upon consummation of the Merger, existing shareholders of Spirit will own approximately 48.5% of the outstanding shares of Frontier on a fully diluted basis.

Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things, (1) approval of the transactions by the Company's stockholders, (2) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Communications Commission, the U.S. Federal Aviation Administration and the DOT and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; (4) the effectiveness of the registration statement to be filed by Frontier and Spirit with the Securities and Exchange Commission pursuant to the Merger Agreement; (5) the authorization and approval for listing on NASDAQ of the shares of Frontier Common Stock to be issued to holders of Spirit’s common stock in the Merger; and (6) the absence of any material adverse effect (as defined in the Merger Agreement) on either Spirit Airlines or Frontier.

The Merger Agreement contains certain customary termination rights for Spirit Airlines and Frontier, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before February 5, 2023, subject to certain extensions if needed to obtain regulatory approvals. Upon the termination of the Merger Agreement under specified circumstances, Spirit will be required to pay Frontier a breakup fee of $94.2 million. The Merger Agreement also provides the methodology by which certain expenses will be borne.

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date through the date the consolidated financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Airlines, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 8, 2022 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06
As discussed in Notes 3 and 14 to the financial statements, the Company changed its accounting and measurement of convertible instruments in 2021 due to the adoption of Accounting Standards Update No. 2020-06 Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

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
At December 31, 2021, the Company recorded $48.9 million of aircraft maintenance deposits. As explained in Notes 1 and 15 to the consolidated financial statements, some of the Company’s aircraft and engine master lease agreements require the payment of maintenance reserves to aircraft lessors to be held as collateral in advance of performance of major maintenance activities. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as aircraft maintenance deposits to the extent they are expected to be recoverable. These lease agreements also often contain provisions that require the Company to return aircraft airframes, engines and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the actual return condition. Management assesses the need to accrue lease return costs throughout the year or whenever facts and circumstances warrant an assessment. For the year ended December 31, 2021, the Company recorded $31.7 million of supplemental rent, which is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed, and probable and estimable lease return costs.

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
February 8, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Spirit Airlines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 8, 2022 expressed an unqualified opinion thereon.

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
February 8, 2022

ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2021. Ernst & Young LLP's report on our internal control over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2022 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2022 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2022 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2022 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2022 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part II Item 5 and Part III to this Annual Report on Form 10-K from our 2022 Proxy Statement, our 2022 Proxy Statement shall not be deemed to be filed as part of this Report.

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

4.64
Warrant Agreement, dated as of January 15, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 4.64 to the Company's Form 10-K dated February 10, 2021 is hereby incorporated by reference.

4.65
Amendment No. 1 to Rights Agreement by and between Spirit Airlines, Inc. and Equiniti Trust Company, dated as of March 10, 2021, filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 10, 2021, is hereby incorporated by reference.

4.66
Warrant Agreement, dated as of April 29, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 4.2 to the Company’s Form 10-Q filed on July 28, 2021, is hereby incorporated by reference.

4.67	Warrant to Purchase Common Stock dated March 5, 2021, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 18, 2021, is hereby incorporated by reference.

4.68	Warrant to Purchase Common Stock dated April 29, 2021, filed as Exhibit 4.2 to the Company’s Form 8-K dated May 18, 2021, is hereby incorporated by reference.

4.69	Warrant to Purchase Common Stock dated June 3, 2021, filed as Exhibit 4.1 to the Company's Form 8-K dated June 30, 2021, is hereby incorporated by reference.

4.70
Second Supplemental Indenture, dated April 30, 2021, between the Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.2 to the Company’s Form 8-K dated April 30, 2021, is hereby incorporated by reference.

4.71	Form of Global Note representing the 1.00% Convertible Senior Notes due 2026, filed as Exhibit 4.3 to the Company’s Form 8-K dated April 30, 2021, is hereby incorporated by reference.

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

10.53

Payroll Support Program Agreement, dated January 15, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 10.53 to the Company's Form 10-K dated February 10, 2021 is hereby incorporated by reference.

10.54

Promissory Note, dated January 12, 2021, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.54 to the Company's Form 10-K dated February 10, 2021 is hereby incorporated by reference.

10.55
First Amendment to Credit and Guaranty Agreement, dated as of March 12, 2021, among Spirit Airlines, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and issuing lender, and Wilmington Trust, National Association, as collateral agent, filed as Exhibit 10.1 to the Company’s Form 8-K dated March 18, 2021, is hereby incorporated by reference.

10.56
Payroll Support Program Agreement, dated April 29, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 10.1 to the Company’s Form 10-Q filed on July 28, 2021, is hereby incorporated by reference.

10.57
Promissory Note, dated April 29, 2021, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.2 to the Company’s Form 10-Q filed on July 28, 2021, is hereby incorporated by reference.

10.58+	Melinda Grindle Offer Letter.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
+	Indicates a management contract or compensatory plan or arrangement.
*	Exhibits 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT AIRLINES, INC.
Date: February 8, 2022	By:	/s/ Scott M. Haralson
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

Signature	Title	Date

/s/ Edward M. Christie	President, Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2022
Edward M. Christie
/s/ Scott M. Haralson	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 8, 2022
Scott M. Haralson
/s/ Brian J. McMenamy	Vice President, Controller (Principal Accounting Officer)	February 8, 2022
Brian J. McMenamy
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 8, 2022
H. McIntyre Gardner
/s/ Carlton D. Donaway	Director	February 8, 2022
Carlton D. Donaway
/s/ Mark B. Dunkerley	Director	February 8, 2022
Mark B. Dunkerley
/s/ Robert D. Johnson	Director	February 8, 2022
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 8, 2022
Barclay G. Jones
/s/ Christine P. Richards	Director	February 8, 2022
Christine P. Richards
/s/ Myrna M. Soto	Director	February 8, 2022
Myrna M. Soto
/s/ Dawn M. Zier	Director	February 8, 2022
Dawn M. Zier