Form 10-Q
period 2022-03-31
Spirit Airlines, Inc.
filed 2022-05-04
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 29, 2022:

Class	Number of Shares
Common Stock, $0.0001 par value	108,618,703

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Operating revenues:
Passenger	$949,744	$450,335
Other	17,571	10,944
Total operating revenues	967,315	461,279

Operating expenses:
Salaries, wages and benefits	305,890	245,692
Aircraft fuel	368,585	142,930
Landing fees and other rents	82,936	72,108
Depreciation and amortization	76,191	74,312
Aircraft rent	66,044	54,782
Maintenance, materials and repairs	45,515	29,903
Distribution	35,351	23,642
Loss on disposal of assets	11,552	1,117
Special charges (credits)	15,563	(176,938)
Other operating	171,156	96,261
Total operating expenses	1,178,783	563,809

Operating income (loss)	(211,468)	(102,530)

Other (income) expense:
Interest expense	37,880	44,806
Capitalized interest	(5,262)	(4,732)
Interest income	(467)	(4,371)
Other (income) expense	417	(52)
Total other (income) expense	32,568	35,651

Income (loss) before income taxes	(244,036)	(138,181)
Provision (benefit) for income taxes	(49,333)	(25,860)

Net loss	$(194,703)	$(112,321)
Basic loss per share	$(1.79)	$(1.15)
Diluted loss per share	$(1.79)	$(1.15)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Net loss	$(194,703)	$(112,321)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(78) and $2	(267)	7
Interest rate derivative loss reclassified into earnings, net of taxes of $14 and $13	37	45
Other comprehensive income (loss)	$(230)	$52
Comprehensive loss	$(194,933)	$(112,269)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,247,913	$1,333,507
Restricted cash	95,400	95,400
Short-term investment securities	106,013	106,313
Accounts receivable, net	160,672	128,828
Aircraft maintenance deposits, net	14,940	10,726
Income tax receivable	37,890	37,890
Prepaid expenses and other current assets	166,634	129,827
Total current assets	1,829,462	1,842,491

Property and equipment:
Flight equipment	4,382,247	4,356,523
Ground property and equipment	407,698	384,928
Less accumulated depreciation	(937,386)	(884,858)
	3,852,559	3,856,593
Operating lease right-of-use assets	2,044,306	1,950,520
Pre-delivery deposits on flight equipment	489,214	484,821
Long-term aircraft maintenance deposits	34,796	38,166
Deferred heavy maintenance, net	324,282	330,062
Other long-term assets	37,098	37,372
Total assets	$8,611,717	$8,540,025

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$47,422	$44,952
Air traffic liability	558,303	382,317
Current maturities of long-term debt, net and finance leases	294,003	208,948
Current maturities of operating leases	164,814	158,631
Other current liabilities	546,733	480,754
Total current liabilities	1,611,275	1,275,602

Long-term debt, net and finance leases, less current maturities	2,801,759	2,975,823
Operating leases, less current maturities	1,835,306	1,751,351
Deferred income taxes	325,761	375,472
Deferred gains and other long-term liabilities	116,240	47,742
Shareholders’ equity:
Common stock	11	11
Additional paid-in-capital	1,135,872	1,131,826
Treasury stock, at cost	(77,411)	(75,639)
Retained earnings	863,666	1,058,369
Accumulated other comprehensive loss	(762)	(532)
Total shareholders’ equity	1,921,376	2,114,035
Total liabilities and shareholders’ equity	$8,611,717	$8,540,025
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(194,703)	$(112,321)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	51	58
Share-based compensation	4,046	4,254
Allowance for doubtful accounts (recoveries)	—	(170)
Amortization of deferred gains, losses and debt issuance costs	3,421	3,509
Depreciation and amortization	76,191	74,312
Accretion of 8.00% senior secured notes	261	434
Amortization of debt discount	2,538	—
Deferred income tax expense (benefit)	(49,647)	(26,869)
Loss on disposal of assets	11,552	1,117
Changes in operating assets and liabilities:
Accounts receivable, net	(31,844)	(57,256)
Aircraft maintenance deposits, net	(844)	1,755
Long-term deposits and other assets	(35,339)	4,998
Prepaid income taxes	—	(303)
Deferred heavy maintenance, net	(17,698)	(10,466)
Income tax receivable	—	109,988
Accounts payable	(5,188)	3,202
Air traffic liability	175,986	107,206
Other liabilities	80,568	83,042
Other	194	158
Net cash provided by operating activities	19,545	186,648

Investing activities:
Purchase of available-for-sale investment securities	(26,749)	(20,692)
Proceeds from the maturity and sale of available-for-sale investment securities	26,500	20,500
Pre-delivery deposits on flight equipment, net of refunds	(5,858)	(52,738)
Capitalized interest	(4,172)	(4,342)
Assets under construction for others	—	(797)
Purchase of property and equipment	(47,340)	(39,437)
Net cash used in investing activities	(57,619)	(97,506)
Financing activities:
Proceeds from issuance of long-term debt	—	25,338
Proceeds from issuance of warrants	—	2,146
Payments on debt obligations	(44,338)	(135,925)
Payments on finance lease obligations	(210)	(189)
Reimbursement for assets under construction for others	—	586
Repurchase of common stock	(1,772)	(1,307)
Debt issuance costs	(1,200)	(2,444)
Net cash used by financing activities	(47,520)	(111,795)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(85,594)	(22,653)
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,428,907	1,861,124
Cash, cash equivalents, and restricted cash at end of period (1)	$1,343,313	$1,838,471
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$25,781	$40,206
Income taxes paid (received), net	$303	$(109,056)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$67,089	$61,378
Financing cash flows for finance leases	$18	$24
Non-cash transactions:
Capital expenditures funded by operating lease borrowings	$129,213	$82,745
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in our statement of cash flows.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Three Months Ended March 31, 2021
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$10	$799,549	$(74,124)	$1,524,878	$(618)	$2,249,695
Effect of ASU No. 2020-06 implementation	—	(55,590)	—	6,060	—	(49,530)
Share-based compensation	—	4,254	—	—	—	4,254
Repurchase of common stock	—	—	(1,307)	—	—	(1,307)
Changes in comprehensive income	—	—	—	—	52	52
Issuance of warrants	—	2,146	—	—	—	2,146
Net loss	—	—	—	(112,321)	—	(112,321)
Balance at March 31, 2021	$10	$750,359	$(75,431)	$1,418,617	$(566)	$2,092,989

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$11	$1,131,826	$(75,639)	$1,058,369	$(532)	$2,114,035
Share-based compensation	—	4,046	—	—	—	4,046
Repurchase of common stock	—	—	(1,772)	—	—	(1,772)
Changes in comprehensive income	—	—	—	—	(230)	(230)
Net loss	—	—	—	(194,703)	—	(194,703)
Balance at March 31, 2022	$11	$1,135,872	$(77,411)	$863,666	$(762)	$1,921,376
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Spirit Airlines, Inc. (“Spirit”) and its consolidated subsidiaries (the "Company").

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 8, 2022.

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

The interim results reflected in the unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for other interim periods or for the full year. The air transportation business is subject to significant seasonal fluctuations as demand is generally greater in the second and third quarters of each year. However, beginning in early 2020, as a result of the COVID-19 pandemic, demand has not always been in line with such trends. The air transportation business is volatile and highly affected by economic cycles and trends.

2. Merger

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

Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things, (1) approval of the Merger Agreement by Spirit Airlines’ stockholders, (2) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Communications Commission (“FCC”), U.S. Federal Aviation Administration (“FAA”) and the U.S. Department of Transportation (“DOT”) and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; (4) the effectiveness of the registration statement to be filed by Frontier and Spirit Airlines with the SEC pursuant to the Merger Agreement; (5) the authorization and approval for listing on NASDAQ of the shares of Frontier Common Stock to be issued to holders of Spirit Airlines’ common stock in the Merger; and (6) the absence of any material adverse effect (as defined in the Merger Agreement) on either Spirit Airlines or Frontier.

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

On April 5, 2022, the Company announced that it received an unsolicited proposal from JetBlue Airways (JetBlue) to acquire all of the outstanding shares of Spirit Airlines’ common stock in an all-cash transaction for $33.00 per share. After consulting with financial and legal advisors, the Company's Board of Directors determined that JetBlue’s proposal could reasonably be likely to lead to a "Superior Proposal" as defined in the merger agreement with Frontier and evaluated the proposal in accordance with the terms of the merger agreement.

On May 2, 2022, the Company announced that its Board of Directors, in consultation with outside financial and legal advisors, unanimously determined that the unsolicited proposal received from JetBlue does not constitute a "Superior Proposal" due to an unacceptable level of deal completion risk. The Company will continue to advance toward completing the transaction with Frontier, which is expected to close in the second half of 2022. The transaction is subject to customary closing conditions, including completion of the ongoing regulatory review process and approval of the Company's stockholders.

3. Revenue

Operating revenues are comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Operating revenues:
Fare	$418,418	$174,287
Non-fare	531,326	276,048
Total passenger revenues	949,744	450,335
Other	17,571	10,944
Total operating revenues	$967,315	$461,279

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
DOT—Domestic	$827,054	$408,693
DOT—Latin America	140,261	52,586
Total	$967,315	$461,279
The Company defers the amount for award travel obligations as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.

As of March 31, 2022 and December 31, 2021, the Company had ATL balances of $558.3 million and $382.3 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

Loyalty Programs

The Company operates the Spirit Saver$ Club® , which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags and seats, exclusive offers on hotels, rental cars and other travel necessities, shortcut boarding and security, and "Flight Flex" flight modification product. The Company also operates the Free Spirit loyalty program, which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit loyalty program members earn and accrue points for dollars spent on Spirit for flights and other non-fare services as well as services from non-air partners such as retail merchants, hotels or car rental companies or by making purchases with credit cards issued by partner banks and financial services providers. Points earned and accrued by Free Spirit loyalty program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel.

4. Loss on Disposal

During the three months ended March 31, 2022, the Company recorded $11.6 million in loss on disposal of assets in the condensed consolidated statement of operations. This loss on disposal primarily consisted of $6.6 million related to the impairment of one spare engine which was damaged beyond economic repair and $4.3 million related to the loss on three aircraft sale leaseback transactions completed during the first quarter of 2022.

During the three months ended March 31, 2021, the Company recorded $1.1 million in loss on disposal of assets in the condensed consolidated statement of operations related to the sale of auxiliary power units ("APUs") and disposal of excess and obsolete inventory.

5. Special Charges (Credits)

During the three months ended March 31, 2022, the Company recorded $11.1 million within special charges (credits) on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the Merger Agreement with Frontier executed during the first quarter of 2022. In addition, as part of the Merger Agreement, the Company implemented an employee retention bonus program. The target retention bonus will be paid to the Company's employees upon the successful close of the merger. In the event the merger fails or is abandoned, 50% of the target retention bonus will be paid to the Company's employees at the termination date of the merger. During the three months ended March 31, 2022, the Company recorded $4.5 million within special charges (credits) on the Company's condensed consolidated statements of operations, related to the Company's retention bonus program.

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

6. Loss per Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per-share amounts)
Numerator
Net loss	$(194,703)	$(112,321)
Denominator
Weighted-average shares outstanding, basic	108,581	97,775
Effect of dilutive shares	—	—
Adjusted weighted-average shares outstanding, diluted	108,581	97,775
Loss per share
Basic loss per common share	$(1.79)	$(1.15)
Diluted loss per common share	$(1.79)	$(1.15)
Anti-dilutive common stock equivalents excluded from the diluted loss per share calculation are not material.

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

As of March 31, 2022 and December 31, 2021, the Company had $106.0 million and $106.3 million in short-term available-for-sale investment securities, respectively. During the three months ended March 31, 2022, these investments earned interest income at a weighted-average fixed rate of approximately 0.2%. For the three months ended March 31, 2022, an unrealized loss of $262 thousand, net of deferred taxes of $77 thousand, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three months ended March 31, 2021, an unrealized gain of $7 thousand, net of deferred taxes of $2 thousand was recorded within AOCI related to these investment securities. For the three months ended March 31, 2022 and March 31, 2021, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of March 31, 2022 and December 31, 2021, $305 thousand and $43 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8. Accrued Liabilities

Other current liabilities as of March 31, 2022 and December 31, 2021 consist of the following:

	March 31, 2022	December 31, 2021
	(in thousands)
Salaries, wages and benefits	$140,017	$142,893
Federal excise and other passenger taxes and fees payable	122,107	77,409
Airport obligations	94,505	85,772
Fuel	62,355	55,103
Aircraft maintenance	46,768	39,178
Interest payable	26,080	24,526
Aircraft and facility lease obligations	18,240	23,049
Other	36,661	32,824
Other current liabilities	$546,733	$480,754

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
During the three months ended March 31, 2022, the Company took delivery of three aircraft under sale leaseback transactions and one spare engine purchased with cash. As of March 31, 2022, the Company had a fleet consisting of 176 A320 family aircraft. As of March 31, 2022, the Company had 70 aircraft financed under operating leases with lease term expirations between 2023 and 2040. In addition, the Company owned 105 aircraft of which 33 were purchased off lease and were unencumbered as of March 31, 2022. The Company also had one aircraft recorded as a failed sale leaseback. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 12, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of March 31, 2022, the Company also had 12 spare engines financed under operating leases with lease term expiration dates ranging from 2022 to 2033 and owned 21 spare engines, all of which, as of March 31, 2022, were pledged as collateral under the Company's revolving credit facility maturing in 2024.
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
Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of March 31, 2022, the Company was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
As of March 31, 2022, the Company's finance lease obligations primarily relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company is building its new headquarters campus. During January 2022, the Company began building its new headquarters campus with an expected completion during the fourth quarter 2023. In connection with the lease agreement, the Company is also expected to build a 200-unit residential building. The 8.5-acre parcel of land is capitalized within ground property and equipment on the Company's condensed consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's condensed consolidated balance sheets. Operating lease commitments related to this lease are included in the table below within property facility leases.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of March 31, 2022. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2022	$631	$199,747	$4,153	$118	$204,649
2023	465	260,628	5,548	13	266,654
2024	215	248,019	3,810	—	252,044
2025	117	229,777	1,192	—	231,086
2026	39	203,517	964	—	204,520
2027 and thereafter	—	1,660,329	142,174	—	1,802,503
Total minimum lease payments	$1,467	$2,802,017	$157,841	$131	$2,961,456
Less amount representing interest	72	826,808	133,060	1	959,941
Present value of minimum lease payments	$1,395	$1,975,209	$24,781	$130	$2,001,515
Less current portion	761	160,378	4,306	130	165,575
Long-term portion	$634	$1,814,831	$20,475	$—	$1,835,940
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $4.5 million for the remainder of 2022 and none for 2023 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Finance lease cost
Amortization of leased assets	$188	$168
Interest of lease liabilities	18	24
Operating lease cost
Operating lease cost (1)	63,251	52,141
Short-term lease cost (1)	10,257	7,015
Variable lease cost (1)	48,694	38,149
Total lease cost	$122,408	$97,497
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	March 31, 2022	March 31, 2021
Weighted-average remaining lease term
Operating leases	14.0 years	13.2 years
Finance leases	2.3 years	2.4 years
Weighted-average discount rate
Operating leases	5.62%	6.06%
Finance leases	4.71%	5.52%

10. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2022, the Company's total firm aircraft orders consisted of 117 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 117 aircraft, the Company has 14 aircraft scheduled for delivery in the remainder of 2022 and 17 aircraft scheduled for delivery in 2023.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of March 31, 2022, the Company is committed to purchase 15 PW1100G-JM spare engines, with deliveries through 2027. As of March 31, 2022, purchase commitments for these aircraft and engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $727.3 million for the remainder of 2022, $906.9 million in 2023, $999.4 million in 2024, $1,060.7 million in 2025, $1,349.9 million in 2026, and $872.8 million in 2027 and beyond. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute.

In addition to the aircraft purchase agreement, as of March 31, 2022, the Company has agreements in place for 40 A320neos and A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from the remainder of 2022 through 2024. As of March 31, 2022, the Company had secured financing for 14 aircraft, scheduled for delivery from Airbus through the remainder of 2022, which will be financed through sale leaseback transactions. The contractual purchase amounts for these aircraft are included within the purchase commitments above. As of March 31, 2022, the Company did not have financing commitments in place for the remaining 103 Airbus aircraft on firm order through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
As of March 31, 2022, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $30.2 million for the remainder of 2022, $124.9 million in 2023, $202.3 million in 2024, $231.2 million in 2025, $231.2 million in 2026, and $1,954.2 million in 2027 and beyond.
Interest commitments related to the secured debt financing of 73 delivered aircraft as of March 31, 2022 are $56.7 million for the remainder of 2022, $64.6 million in 2023, $53.3 million in 2024, $45.8 million in 2025, $38.3 million in 2026, and $90.3 million in 2027 and beyond. As of March 31, 2022, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility are $37.9 million for the remainder of 2022, $48.5 million in 2023, $48.5 million in 2024, $45.5 million in 2025, $5.9 million in 2026, and $14.0 million in 2027 and beyond. For principal commitments related to the Company's debt financing, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, construction commitments related to its new headquarters campus and other miscellaneous subscriptions and services as of March 31, 2022: $29.6 million for the remainder of 2022, $21.1 million in 2023, $17.4 million in 2024, $17.4 million in 2025, $16.8 million in 2026, and $18.8 million in 2027 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

Litigation and Assessments
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company believes the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on its financial position, liquidity or results of operations. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings and assessments to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of the Company's defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company's current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company's consolidated results of operations, liquidity, or financial condition.

Following an audit by the Internal Revenue Service (IRS) related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter 2018 through the fourth quarter 2020, on March 31, 2022, the Company was assessed $34.9 million. The Company believes a loss in this matter is not probable and has not recognized a loss contingency.
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of March 31, 2022 and December 31, 2021, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of March 31, 2022 and December 31, 2021, was $632.6 million and $371.8 million, respectively.
Employees
The Company has 5 union-represented employee groups that together represented approximately 80% of all employees as of March 31, 2022. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of March 31, 2022.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	February 2023	27%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	September 2021	47%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	November 2026	3%
Passenger Service Agents	Transport Workers Union of America ("TWU")	February 2027	2%
(1) Subject to standard early opener provisions.

The Company's passenger service agents are represented by the TWU, but the representation applies only to the Company's Fort Lauderdale station where the Company has direct employees in the passenger service classification. The Company and the TWU began meeting in late October 2018 to negotiate an initial collective bargaining agreement. During February 2022, the Company reached a tentative agreement with the TWU. The Company's passenger service agents ratified the five-year agreement on February 21, 2022.

In February 2021, the Company entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified the Company, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering the Company’s flight attendants. The Company and the AFA-CWA began the negotiation sessions on September 27, 2021. As of March 31, 2022, the Company continued to negotiate with the AFA-CWA.

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
    The carrying amounts and estimated fair values of the Company's long-term debt at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022		December 31, 2021		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$510.0	$504.8	$510.0	$530.4	Level 3
Fixed-rate term loans	1,190.9	1,168.7	1,223.5	1,262.6	Level 3
Unsecured term loans	136.3	132.7	136.3	146.4	Level 3
2015-1 EETC Class A	300.6	294.0	300.6	311.1	Level 2
2015-1 EETC Class B	56.0	54.9	56.0	56.4	Level 2
2015-1 EETC Class C	75.2	73.3	75.2	74.0	Level 2
2017-1 EETC Class AA	193.3	184.8	200.3	203.3	Level 2
2017-1 EETC Class A	64.4	60.4	66.8	65.8	Level 2
2017-1 EETC Class B	53.4	48.9	55.8	53.6	Level 2
2017-1 EETC Class C	85.5	83.5	85.5	84.1	Level 2
4.75% convertible notes due 2025	28.2	55.7	28.2	55.6	Level 2
1.00% convertible notes due 2026	500.0	448.4	500.0	432.5	Level 2
Total long-term debt	$3,193.8	$3,110.1	$3,238.2	$3,275.8

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2022 and December 31, 2021 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in an account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of March 31, 2022, the Company had $85.0 million in standby letters of credit secured by $75.0 million of restricted cash, of which $27.0 million had been drawn upon for issued letters of credit. In addition, the Company had $20.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.

Short-term Investment Securities

Short-term investment securities at March 31, 2022 and December 31, 2021 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

Derivative Liability

As a result of the settlement terms stipulated by the Merger Agreement, as of the Merger Agreement date, the convertible notes due 2026 no longer qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company was required to bifurcate the fair value of the conversion option of the convertible notes due 2026 as a derivative liability as of the Merger Agreement date with subsequent changes in fair value recorded in earnings.

As of February 5, 2022, the Company recorded the fair value of the embedded derivative of $49.5 million as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its condensed consolidated balance sheets. The fair value of the derivative liability was estimated as the difference in value of the traded price of the convertible notes, including the conversion option and the value of the convertible notes in the absence of the conversion option (the debt component). The debt component was estimated using a discounted cash flow analysis with a yield calibrated to the traded price of the convertible notes. The fair value of the derivative liability has been determined to be Level 2 as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 12, Debt and Other Obligations.

    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,247.9	$1,247.9	$—	$—
Restricted cash	95.4	95.4	—	—
Short-term investment securities	106.0	106.0	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,451.8	$1,449.3	$—	$2.5

Derivative liability	$48.6	$—	$48.6	$—
Total liabilities	$48.6	$—	$48.6	$—

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,333.5	$1,333.5	$—	$—
Restricted cash	95.4	95.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,537.7	$1,535.2	$—	$2.5

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2022 and the year ended December 31, 2021.

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

12. Debt and Other Obligations

As of March 31, 2022, the Company had outstanding public and non-public debt instruments.

Revolving credit facility due in 2024

On March 30, 2020, the Company entered into a revolving credit facility for $110.0 million, with an option to increase the overall commitment amount up to $350 million with the consent of any participating lenders and subject to borrowing base availability. In the second quarter of 2020, the commitment was increased to $180.0 million and during the first quarter of 2021, the commitment was further increased to $240.0 million. As of March 31, 2022 and December 31, 2021, the Company had $240.0 million undrawn and available under this facility. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets. During the first quarter of 2021, the maturity date of the facility was extended for two additional years. The final maturity of the facility is March 30, 2024.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025"). As of March 31, 2022, the if-converted value exceeds the principal amount of the convertible notes by $22.4 million, using the average stock price for the three months ended March 31, 2022. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $28.2 million recorded within current maturities of long-term debt and finance leases on its condensed consolidated balance sheets as of March 31, 2022 related to its convertible senior notes due 2025.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2022, the notes may be converted by noteholders through June 30, 2022. No notes were converted during the three months ended March 31, 2022.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. Based on the terms of the Merger Agreement executed on February 5, 2022 (the Merger Agreement date), upon conversion of any notes through the closing or termination of the merger, the conversion value, including the principal amount, will be paid all in shares of the Company's common stock. The initial conversion rate is 78.4314 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $12.75 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2022, the notes did not qualify for conversion by noteholders through June 30, 2022.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of common stock. However, upon conversion of any notes, the conversion value will be paid in cash up to at least the principal amount of the notes being converted. Based on the terms of the Merger Agreement with Frontier executed on February 5, 2022 (the Merger Agreement date), upon conversion of any notes through the closing or termination of the merger, the conversion value, including the principal amount, will be paid all in cash. The conversion value will be determined over an observation period consisting of 40 trading days, will be paid in cash up to at least the principal amount of the notes being converted. The initial conversion rate is 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

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

As a result of the settlement terms stipulated by the Merger Agreement, as of the Merger Agreement date, the notes no longer qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company was required to bifurcate the fair value of the conversion option of the convertible senior notes due 2026 as a derivative liability as of the Merger Agreement date with subsequent changes in fair value recorded in earnings.

As of February 5, 2022, the Company recorded the fair value of the embedded derivative of $49.5 million as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its condensed consolidated balance sheets. The debt discount will be amortized through interest expense, using the effective interest rate method, over the remaining life of the instrument. In addition, during the three months ended March 31, 2022, the Company recorded an adjustment to the derivative liability of $0.9 million within interest expense on its condensed consolidated statement of operations. Since the notes are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $453.0 million, net of the related unamortized debt discount of $47.0 million, recorded within long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets as of March 31, 2022 related to its convertible senior notes due 2026.

Long-term debt is comprised of the following:

	As of		As of
	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$510.0	$510.0	8.00%	8.00%
Fixed-rate loans due through 2039 (1)	1,190.9	1,223.5	3.52%	3.52%
Unsecured term loans due in 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	300.6	300.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	56.0	56.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	75.2	75.2	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	193.3	200.3	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	64.4	66.8	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	53.4	55.8	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible notes due 2025	28.2	28.2	4.75%	4.75%
Convertible notes due 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,193.8	$3,238.2
Less current maturities	293.2	208.2
Less unamortized discounts, net	99.4	54.9
Total	$2,801.2	$2,975.1
(1) Includes obligations related to one aircraft recorded as a failed sale leaseback. Refer to Note 9, Leases for additional information.
During the three months ended March 31, 2022, the Company made scheduled principal payments of $44.3 million on its outstanding debt obligations. During the three months ended March 31, 2021, the Company made scheduled principal payments of $135.9 million on its outstanding debt obligations.
At March 31, 2022, long-term debt principal payments for the next five years and thereafter are as follows:

March 31, 2022
(in millions)
remainder of 2022	$148.7
2023	336.6
2024	222.1
2025	726.6
2026	731.1
2027 and beyond	1,028.7
Total debt principal payments	$3,193.8

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
8.00% senior secured notes (1)	$10,461	$17,434
Fixed-rate term loans	10,684	10,903
Unsecured term loans	336	199
Class A 2015-1 EETC	3,048	3,275
Class B 2015-1 EETC	616	705
Class C 2015-1 EETC	917	1,056
Class AA 2017-1 EETC	1,638	1,755
Class A 2017-1 EETC	590	633
Class B 2017-1 EETC	512	557
Class C 2017-1 EETC	1,080	1,080
Convertible notes (2)	3,223	2,078
Revolving credit facilities	—	1,170
Finance leases	18	24
Commitment and other fees	535	428
Amortization of deferred financing costs	4,222	3,509
Total	$37,880	$44,806
(1) Includes $0.3 million and $0.4 million of accretion and $10.2 million and $17.0 million of interest expense for the three months ended March 31, 2022 and March 31, 2021, respectively.
(2) Includes $2.5 million of amortization of the discount for the convertible notes due 2026, $1.6 million of interest expense for the convertible notes due 2025 and 2026 offset by $0.9 million of mark-to-market adjustments for the convertible notes due 2026 for the three months ended March 31, 2022. Includes $2.1 million of interest expense for the convertible notes due 2025 for the three months ended March 31, 2021.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We evaluate our financial performance utilizing various accounting principles generally accepted in the United States of America (“GAAP”) and non-GAAP financial measures, including Adjusted CASM and Adjusted CASM ex-fuel. These non-GAAP financial measures are provided as supplemental information to the financial information presented in this quarterly report that is calculated and presented in accordance with GAAP and these non-GAAP financial measures are presented because management believes that they supplement or enhance management’s, analysts’ and investors’ overall understanding of our underlying financial performance and trends and facilitate comparisons among current, past and future periods.
Because the non-GAAP financial measures are not calculated in accordance with GAAP, they should not be considered superior to and are not intended to be considered in isolation or as a substitute for the related GAAP financial measures presented in this quarterly report and may not be the same as or comparable to similarly titled measures presented by other companies due to possible differences in the method of calculation and in the items being adjusted. We encourage investors to review our financial statements and other filings with the Securities and Exchange Commission in their entirety and not to rely on any single financial measure.
The information below provides an explanation of certain adjustments reflected in the non-GAAP financial measures and shows a reconciliation of non-GAAP financial measures reported in this quarterly report to the most directly comparable GAAP financial measures. Within the financial tables presented, certain columns and rows may not add due to the use of rounded numbers. Per unit amounts presented are calculated from the underlying amounts.
Operating expenses per available seat mile (“CASM”) is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. We exclude loss on disposal of assets, special charges (credits) and accelerated depreciation to determine Adjusted CASM. We believe that also excluding aircraft fuel and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric. In prior periods, we excluded supplemental rent adjustments related to the modification of aircraft or engine leases from Adjusted CASM and Adjusted CASM ex-fuel. However, we no longer exclude supplemental rent adjustments from our non-GAAP measures. Therefore, 2021 non-GAAP measures have been revised to reflect this change and no longer exclude previously reported supplemental rent adjustments.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 and subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

We focus on value-conscious travelers who pay for their own travel, and our business model is designed to deliver what our Guests want: low fares and a great experience. We compete based on total price. We allow our Guests to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including options selected, is lower on average than other airlines. By offering Guests unbundled base fares, we give them the power to save by paying only for the À La Smarte® options they choose, such as checked and carry-on bags and advance seat assignments. We record revenue related to these options as non-fare passenger revenue, which is recorded within passenger revenues in our statement of operations.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Percent Change
	2022	2021
Operating Statistics (unaudited) (A):
Average aircraft	174.9	157.3	11.2%
Aircraft at end of period	176	159	10.7%
Average daily aircraft utilization (hours)	10.8	7.6	42.1%
Average stage length (miles)	1,048	1,040	0.8%
Departures	60,958	40,002	52.4%
Passenger flight segments (PFSs) (thousands)	8,506	5,474	55.4%
Revenue passenger miles (RPMs) (thousands)	9,050,034	5,747,555	57.5%
Available seat miles (ASMs) (thousands)	11,718,896	7,976,158	46.9%
Load factor (%)	77.2%	72.1%	5.1 pts
Fare revenue per passenger flight segment ($)	49.19	31.84	54.5%
Non-ticket revenue per passenger flight segment ($)	64.53	52.43	23.1%
Total revenue per passenger flight segment ($)	113.72	84.27	34.9%
Average yield (cents)	10.69	8.03	33.1%
TRASM (cents)	8.25	5.78	42.7%
CASM (cents)	10.06	7.07	42.3%
Adjusted CASM (cents)	9.83	9.25	6.3%
Adjusted CASM ex-fuel (cents)	6.68	7.46	(10.5)%
Fuel gallons consumed (thousands)	124,916	80,546	55.1%
Average economic fuel cost per gallon ($)	2.95	1.77	66.7%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary

As a result of the COVID-19 pandemic, we experienced sharp declines in passenger demand and bookings beginning in March 2020 that lasted throughout 2020, and to a lesser extent throughout 2021. During the first quarter of 2022, we have seen continued improvement in our passenger demand and bookings, which we expect to continue throughout the remainder of 2022. However, during the first quarter of 2022 and ongoing, the airline industry has experienced a number of adverse weather events, which combined with increases in Air Traffic Control (ATC) programs and restrictions, have led to a significant number of flight delays and cancellations. We will continue to monitor the impact of these operational challenges and to adjust our mitigation and operational strategies accordingly. The situation continues to be fluid and demand and our resulting capacity may be different than what we currently expect.

Load factor for the first quarter of 2022 was 77.2% as compared to 72.1% for the same period in the prior year. We experienced an increase in capacity of 46.9%, period over period, as air travel demand continued to increase compared to the same period in the prior year. As the COVID-19 pandemic continues to evolve, our financial and operational outlook remains subject to change.
Announcement of Merger

On February 5, 2022, Spirit Airlines entered into a Merger Agreement with Frontier Group Holdings, Inc., a Delaware corporation, and Top Gun Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of Frontier, pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit Airlines, with Spirit Airlines continuing as the surviving entity. As a result of the Merger, each existing share of Spirit Airlines’ common stock will be converted into the right to receive (i) $2.13 in cash, without interest and (ii) 1.9126 shares of Frontier Common Stock, par value $0.001 per share. Upon consummation of the Merger, existing shareholders of Spirit Airlines will own approximately 48.5% of the outstanding shares of Frontier on a fully diluted basis.

Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things, (1) approval of the Merger Agreement by Spirit Airlines’ stockholders, (2) receipt of applicable regulatory approvals, including approvals from the FCC, FAA and the DOT and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; (4) the effectiveness of the registration statement to be filed by Frontier and Spirit Airlines with the SEC pursuant to the Merger Agreement; (5) the authorization and approval for listing on NASDAQ of the shares of Frontier Common Stock to be issued to holders of Spirit Airlines’ common stock in the Merger; and (6) the absence of any material adverse effect (as defined in the Merger Agreement) on either Spirit Airlines or Frontier.

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

On April 5, 2022, we announced that we received an unsolicited proposal from JetBlue to acquire all of the outstanding shares of Spirit Airlines’s common stock in an all-cash transaction for $33.00 per share. After consulting with financial and legal advisors, our Board of Directors determined that JetBlue’s proposal could reasonably be likely to lead to a "Superior Proposal" as defined in our merger agreement with Frontier and evaluated the proposal in accordance with the terms of the merger agreement.

On May 2, 2022, we announced that our Board of Directors, in consultation with outside financial and legal advisors, unanimously determined that the unsolicited proposal received from JetBlue does not constitute a "Superior Proposal" due to an unacceptable level of deal completion risk. We will continue to advance toward completing the transaction with Frontier, which is expected to close in the second half of 2022. The transaction is subject to customary closing conditions, including completion of the ongoing regulatory review process and approval of our stockholders.

Summary of Results

For the first quarter of 2022, we had a negative operating margin of 21.9%, an increase of 0.3 percentage points compared to a negative operating margin of 22.2% in the prior year period. We generated a pre-tax loss of $244.0 million and a net loss of $194.7 million on operating revenues of $967.3 million. For the first quarter of 2021, we generated a pre-tax loss of $138.2 million and a net loss of $112.3 million on operating revenues of $461.3 million.
Our Adjusted CASM ex-fuel for the first quarter of 2022 was 6.68 cents compared to 7.46 cents in the same period in the prior year. The decrease on a per-ASM basis was primarily due to improved air travel demand, as compared to the prior year period, which drove a significant increase of 46.9% in ASMs, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on primarily fixed costs such as salaries, wages, and benefits expense, depreciation and amortization expense, landing fees and other rents expense and aircraft rent expense.

As of March 31, 2022, we had 176 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 64 A320s, 30 A321s, and 51 A320neos. With the scheduled delivery of 21 aircraft during the remainder of 2022, we expect to end 2022 with 197 aircraft in our fleet.
Comparison of three months ended March 31, 2022 to three months ended March 31, 2021
Operating Revenues

Operating revenues increased $506.0 million, or 109.7%, to $967.3 million for the first quarter of 2022, as compared to the first quarter of 2021, primarily due to an increase in traffic of 57.5%, an increase in average yield of 33.1% and an increase in load factor of 5.1 pts, year over year, driven by increased air travel demand as compared to prior year period.

Total revenue per passenger flight segment increased 34.9%, year over year. The increase in total revenue per passenger flight segment was primarily driven by a 33.1% increase in average yield, period over period. Fare revenue per passenger flight segment increased 54.5% and non-ticket revenue per passenger flight segment increased 23.1%. The increase in non-ticket revenue per passenger flight segment was primarily attributable to increases in change fee revenue, passenger usage fee, boost-it and bundle-it revenue, seat revenue and bag revenue per passenger flight segment, as compared to the prior year.

Operating Expenses

Operating expenses increased $615.0 million, or 109.1%, to $1,178.8 million for the first quarter of 2022 compared to $563.8 million for the first quarter of 2021, primarily due to an increase in operations as reflected by a 57.5% increase in traffic and 46.9% increase in capacity. We also had a 66.7% increase in average economic fuel cost per gallon and a 55.1% increase in fuel gallons consumed, both of which contributed to a $225.7 million increase in aircraft fuel expense, period over period. In addition, we had $15.6 million in special charges in the first quarter of 2022 compared to $176.9 million in special credits during the first quarter of 2021. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges (Credits)."
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended March 31, 2022 and 2021.
Aircraft fuel expense increased by $225.7 million, or 157.9%, from $142.9 million in the first quarter of 2021 to $368.6 million in the first quarter of 2022. This higher fuel expense, period over period, was due to a 66.7% increase in average economic fuel cost per gallon and a 55.1% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2022	2021
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	124,916	80,546	55.1%
Into-plane fuel cost per gallon	$2.95	$1.77	66.7%
Aircraft fuel expense (per condensed consolidated statements of operations)	$368,585	$142,930	157.9%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 66.7% was primarily a result of an increase in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended March 31, 2022 and 2021, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended March 31,
	2022	2021			2022	2021
	(in thousands)				(in cents)
Salaries, wages, and benefits	$305,890	$245,692	$60,198	24.5%	2.61	3.08	(0.47)	(15.3)%
Aircraft fuel	368,585	142,930	225,655	157.9%	3.15	1.79	1.36	76.0%
Landing fees and other rents	82,936	72,108	10,828	15.0%	0.71	0.90	(0.19)	(21.1)%
Depreciation and amortization	76,191	74,312	1,879	2.5%	0.65	0.93	(0.28)	(30.1)%
Aircraft rent	66,044	54,782	11,262	20.6%	0.56	0.69	(0.13)	(18.8)%
Maintenance, materials and repairs	45,515	29,903	15,612	52.2%	0.39	0.37	0.02	5.4%
Distribution	35,351	23,642	11,709	49.5%	0.30	0.30	—	—%
Loss on disposal of assets	11,552	1,117	10,435	NM	0.10	0.01	0.09	NM
Special charges (credits)	15,563	(176,938)	192,501	NM	0.13	(2.22)	2.35	NM
Other operating	171,156	96,261	74,895	77.8%	1.46	1.21	0.25	20.7%
Total operating expenses	$1,178,783	$563,809	$614,974	109.1%	10.06	7.07	2.99	42.3%
Adjusted CASM (1)					9.83	9.25	0.58	6.3%
Adjusted CASM ex-fuel (2)					6.68	7.46	(0.78)	(10.5)%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2022		2021
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.06		7.07
Loss on disposal of assets	$11.6	0.10	$1.1	0.01
Special charges (credits)	15.6	0.13	(176.9)	(2.22)
Accelerated depreciation	—	—	1.8	0.02
Adjusted CASM (cents)		9.83		9.25

(2)Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits) and accelerated depreciation on aircraft seats related to the retrofit of 36 aircraft with new Acro6 seats completed in 2021.
Our Adjusted CASM ex-fuel for the first quarter of 2022 was 6.68 cents as compared to 7.46 cents for the first quarter of 2021. Improved air travel demand, as compared to the prior year period, drove a significant increase in ASMs of 46.9%, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on primarily fixed costs such as salaries, wages and benefits expense, landing fees and other rents expense and depreciation and amortization expense.
Salaries, wages and benefits for the first quarter of 2022 increased $60.2 million, or 24.5%, as compared to the first quarter of 2021. This increase was primarily driven by higher salaries, crew overtime and per diem pay and 401(k) expense, period over period. The increase in salaries, crew overtime and per diem was mainly driven by an 18.6% increase in our pilot and flight attendant workforce, period over period, as well as due to an increase in operations as compared to the prior year period. The increase in 401(k) expense was mainly driven by higher average pay rates and 401(k) employer contribution rates to our pilots as compared to the prior year period.

Depreciation and amortization for the first quarter of 2022 increased by $1.9 million, or 2.5%, as compared to the prior year period. The increase in depreciation expense on a dollar basis was primarily driven by an increase in computer hardware and spare rotables. In addition, for the three months ended March 31, 2022, we had an increase in depreciation and amortization expense due the cash purchase of two spare engines and the purchase of two previously leased spare engines since the first quarter of 2021.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs was $23.5 million and $23.9 million for the first quarters of 2022 and 2021, respectively. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. As our fleet continues to grow and age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $69.0 million and $53.8 million for the first quarter of 2022 and 2021, respectively.
Landing fees and other rents for the first quarter of 2022 increased $10.8 million, or 15.0%, as compared to the first quarter of 2021. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in facility rent, landing fees, overfly fees, gate charges and station baggage rent driven by increased operations. A portion of our landing fees and other rents are variable in nature and vary based on factors such as the number of departures. As compared to the prior year period, departures increased by 52.4% and passenger flight segments increased by 55.4%. In addition, as compared to the prior year period, we had an increase in facility rent driven by higher rent rates, period over period. These increases were partially offset by an increase in signatory adjustment credits as compared to the prior year period.
Aircraft rent expense for the first quarter of 2022 increased by $11.3 million, or 20.6%, as compared to the first quarter of 2021. This increase in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the first quarter of 2021, we have acquired 16 new aircraft financed under operating leases. The increases generated by the new leased aircraft were partially offset by the purchase of four aircraft off lease completed during 2021.
Maintenance, materials and repairs expense for the first quarter of 2022 increased by $15.6 million, or 52.2%, as compared to the first quarter of 2021. On a per dollar basis and per-ASM basis, the increase in maintenance, materials and repairs expense was mainly due to a higher volume of aircraft and rotable maintenance events as a result of a 42.1% increase in average daily aircraft utilization in the current period as compared to the prior year period.

Distribution costs increased by $11.7 million, or 49.5%, in the first quarter of 2022 as compared to the first quarter of 2021. The increase on a dollar basis was primarily due to increased sales volume, resulting from increased air travel demand, which impacts our variable distribution costs such as credit card fees. On a per-ASM basis, distribution costs remained stable, period over period.

Loss on disposal of assets for the three months ended March 31, 2022 primarily consisted of $6.6 million related to the impairment of one spare engine which was damaged beyond economic repair and $4.3 million related to the loss on three aircraft sale leaseback transactions completed during the first quarter of 2022. Loss on disposal for the three months ended March 31, 2021 consisted of $1.1 million related to the sale of auxiliary power units ("APUs") and disposal of excess and obsolete inventory.

Special charges for the three months ended March 31, 2022 consisted of $11.1 million in legal, advisory and other fees related to the Merger Agreement and $4.5 million related to our retention bonus program. Special credits for the three months ended March 31, 2021 consisted of $156.5 million of deferred salaries, wages and benefits recognized in connection with the grant component of the PSP2 with Treasury. In addition, we recorded $21.3 million related to the CARES Act Employee Retention credit. These special credits were partially offset by $0.8 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP2. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges (Credits)."

Other operating expenses for the first quarter of 2022 increased by $74.9 million, or 77.8%, as compared to the first quarter of 2021. The increase in other operating expenses on a dollar basis was primarily due to an increase in overall operations and an increase in ground handling, travel and lodging and passenger reaccomodation expense, period over period. As compared to the prior year period, departures increased by 52.4% and passenger flight segments increased by 55.4%, which drove these increases in variable other operating expenses. In addition, we had higher passenger reaccomodation expense, period over period, related to a number of adverse weather events and increases in ATC programs and restrictions, which led to a significant number of flight delays and cancellations during the first quarter of 2022. On a per-ASM basis, this higher passenger reaccommodation expense and travel and lodging expense were the main drivers of the increase in other operating expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended March 31, 2022 primarily represent interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due in 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the three months ended March 31, 2021, primarily represents interest related to the financing of purchased aircraft as well as the interest related to our convertible notes and 8.00% senior secured notes. As of March 31, 2022 and 2021, we had 73 and 72 aircraft financed through fixed-rate long-term debt, respectively.

Our interest income for the three months ended March 31, 2022 represents interest income earned on our cash, cash equivalents and short-term investments. Our interest income for the three months ended March 31, 2021 represents interest income earned on our income tax receivable, cash, cash equivalents and short-term investments.

Income Taxes

Our effective tax rate for the first quarter of 2022 was 20.2% compared to 18.7% for the first quarter of 2021. The increase in the tax rate, as compared to the prior year period, is primarily due to a higher annualized effective tax rate in 2022. While we expect our tax rate to be a fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations. As of March 31, 2022, we had $1,593.9 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

As of March 31, 2022, we had $28.2 million recorded within current maturities of long-term debt and finance leases on our condensed consolidated balance sheets related to our 4.75% convertible notes due 2025. As of March 31, 2022, the 4.75% convertible notes due 2025 may be converted by noteholders through June 30, 2022. No notes were converted during three months ended March 31, 2022. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations," for additional information on the 4.75% convertible notes due 2025.

As of March 31, 2022, we had $453.0 million, net of the related unamortized debt discount of $47.0 million, recorded within long-term debt and finance leases, less current maturities on our condensed consolidated balance sheets related to our 1.00% convertible notes due 2026. As of March 31, 2022, the 1.00% convertible notes due 2026 did not qualify for conversion by noteholders through June 30, 2022. Refer to "Notes to Condensed Consolidated Financial Statements —12. Debt and Other Obligations" for additional information on the 1.00% convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the three months ended March 31, 2022, we took delivery of three aircraft under sale leaseback transactions and one spare engine purchased with cash. During the three months ended March 31, 2022, we made $74.3 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the three months ended March 31, 2022, we paid $5.9 million in PDPs, net of refunds, and $4.2 million of capitalized interest for future deliveries of aircraft and spare engines. As of March 31, 2022, we had $489.2 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of March 31, 2022, we have secured financing for 40 aircraft to be leased directly from third-party lessors and 14 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2024. We do not have financing commitments in place for the remaining 103 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

Net Cash Flows Provided By Operating Activities. Operating activities in the three months ended March 31, 2022 provided $19.5 million in cash compared to $186.6 million provided in the three months ended March 31, 2021. Cash provided by operating activities in the three months ended March 31, 2022 is primarily related to cash provided from an increase in air traffic liability, an increase in other liabilities as well as higher non-cash expense of depreciation and amortization. These increases were partially offset by the net loss in the period as well as the increase in accounts receivable, net, the increase in deposits and other assets and the deferred income tax benefit in the period.

Net Cash Flows Used In Investing Activities. During the three months ended March 31, 2022, investing activities used $57.6 million, compared to $97.5 million used in the prior year period. The decrease was mainly driven by a decrease in in PDPs paid, net of refunds, as well as a decrease in purchases of property and equipment, year over year.

Net Cash Flows Used By Financing Activities. During the three months ended March 31, 2022, financing activities used $47.5 million in cash compared to $111.8 million used in the three months ended March 31, 2021. During the three months ended March 31, 2022, we paid $44.3 million in debt principal payment obligations.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2022, our aircraft orders consisted of 117 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 117 aircraft, we have 14 aircraft scheduled for delivery in the remainder of 2022 and 17 aircraft scheduled for delivery in 2023.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of March 31, 2022, we are committed to purchase 15 PW1100G-JM spare engines, with deliveries through 2027. During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs would include aircraft and other parts that we are already contractually obligated to purchase including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute.

In addition, as of March 31, 2022, we had secured 40 direct leases for aircraft with third-party lessors, with deliveries in the remainder of 2022 through 2024. As of March 31, 2022, we had secured financing for 14 aircraft, scheduled for delivery from Airbus through the remainder of 2022, which will be financed through sale leaseback transactions. The contractual purchase amounts for these aircraft from Airbus are included within the flight equipment purchase obligations in the table below. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $30.2 million for the remainder of 2022, $124.9 million in 2023, $202.3 million in 2024, $231.2 million in 2025, $231.2 million in 2026, and $1,954.2 million in 2027 and beyond. As of March 31, 2022, we do not have financing commitments in place for the remaining 103 Airbus aircraft on firm order through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.

We have significant obligations for aircraft and spare engines as 70 of our 176 aircraft and 12 of our 33 spare engines are financed under operating leases. These leases expire between 2022 and 2040. Aircraft rent payments were $64.9 million and $59.0 million and for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of March 31, 2022 and the periods in which payments are due (in millions):

	Remainder of 2022	2023 - 2024	2025 - 2026	2027 and beyond	Total
Long-term debt (1)	$149	$559	$1,458	$1,029	$3,195
Interest and fee commitments (2)	95	215	135	104	549
Finance and operating lease obligations	205	519	436	1,803	2,963
Flight equipment purchase obligations (3)	727	1,906	2,411	873	5,917
Other (4)	30	39	34	19	122
Total future payments on contractual obligations	$1,206	$3,238	$4,474	$3,828	$12,746

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Includes interest accrued as of March 31, 2022 related to our variable-rate revolving credit facility.
(3) Includes estimated amounts for contractual price escalations and PDPs.
(4) Primarily related to our reservation system, construction commitments related to our new headquarters campus and other miscellaneous subscriptions and services. Refer to "Notes to Condensed Consolidated Financial Statements—10. Commitments and Contingencies."
Two of our lease agreements require that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities. Some maintenance reserve payments are fixed contractual amounts, while others are based on utilization.

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we are building a new headquarters campus. During January 2022, we began building our new headquarters campus with an expected completion during the fourth quarter 2023. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Condensed Consolidated Financial Statements— 9. Leases." Commitments related to the construction of the headquarters campus are included in the table above under the caption "Other."

Off-Balance Sheet Arrangements
As of March 31, 2022, we had lines of credit related to corporate credit cards of $40.1 million, from which we had drawn $1.0 million.

As of March 31, 2022, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of March 31, 2022, we had drawn $15.3 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of March 31, 2022, we did not hold any derivatives.
As of March 31, 2022, we had $7.0 million in uncollateralized surety bonds and $85.0 million in standby letters of credit, collateralized by $75.0 million of restricted cash, representing an off-balance sheet commitment, of which $27.0 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding loss on disposal of assets, special charges and credits and accelerated depreciation, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges and credits and accelerated depreciation, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2022 represented approximately 31.3% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $114 million. As of March 31, 2022, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $106.0 million as of March 31, 2022.

Fixed-Rate Debt. As of March 31, 2022, we had $2,019.3 million outstanding in fixed-rate debt related to 43 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $1,968.5 million. In addition, as of March 31, 2022, we had $510.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $504.8 million and $132.7 million. As of March 31, 2022, we also had $528.2 million outstanding in convertible debt which had a fair value of $504.1 million.

Variable-Rate Debt. As of March 31, 2022, we did not have any outstanding variable-rate long term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Following an audit by the IRS related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter 2018 through the fourth quarter 2020, on March 31, 2022, we were assessed $34.9 million. We believe the assessment is without merit and intend to challenge the assessment.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 8, 2022. Investors are urged to review such risk factors carefully.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the first quarter of 2022. All stock repurchases during this period were made from employees who received restricted stock and performance share awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1-31, 2022	69,543	$23.40	—	$—
February 1-28, 2022	—	—	—	—
March 1-31, 2022	7,439	19.44	—	—
Total	76,982	$23.01	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger, dated February 5, 2022, by and among Spirit Airlines, Inc., Frontier Group Holdings, Inc. and Top Gun Acquisition Corp., filed as Exhibit 2.1 to the Company's Form 8-K dated February 7, 2022, is hereby incorporated by reference.

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

SPIRIT AIRLINES, INC.

May 4, 2022	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer