Form 10-Q
period 2022-06-30
Spirit Airlines, Inc.
filed 2022-08-09
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 2, 2022:

Class	Number of Shares
Common Stock, $0.0001 par value	108,851,093

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating revenues:
Passenger	$1,347,871	$846,507	$2,297,615	$1,296,842
Other	18,772	12,802	36,343	23,746
Total operating revenues	1,366,643	859,309	2,333,958	1,320,588

Operating expenses:
Salaries, wages and benefits	308,634	257,236	614,524	502,928
Aircraft fuel	558,633	214,825	927,218	357,755
Landing fees and other rents	92,021	81,497	174,957	153,605
Depreciation and amortization	76,469	73,703	152,660	148,015
Aircraft rent	68,632	64,641	134,676	119,423
Maintenance, materials and repairs	45,407	39,639	90,922	69,542
Distribution	48,724	35,263	84,075	58,905
Loss on disposal of assets	10,636	189	22,188	1,306
Special charges (credits)	18,004	(115,002)	33,567	(291,940)
Other operating	184,813	114,107	355,969	210,368
Total operating expenses	1,411,973	766,098	2,590,756	1,329,907

Operating income (loss)	(45,330)	93,211	(256,798)	(9,319)

Other (income) expense:
Interest expense	30,124	39,662	68,004	84,468
Loss on extinguishment of debt	—	331,630	—	331,630
Capitalized interest	(5,677)	(4,631)	(10,939)	(9,363)
Interest income	(2,561)	(373)	(3,028)	(4,744)
Other (income) expense	296	233	713	181
Total other (income) expense	22,182	366,521	54,750	402,172

Income (loss) before income taxes	(67,512)	(273,310)	(311,548)	(411,491)
Provision (benefit) for income taxes	(15,106)	14,553	(64,439)	(11,307)

Net loss	$(52,406)	$(287,863)	$(247,109)	$(400,184)
Basic loss per share	$(0.48)	$(2.73)	$(2.27)	$(3.94)
Diluted loss per share	$(0.48)	$(2.73)	$(2.27)	$(3.94)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(52,406)	$(287,863)	$(247,109)	$(400,184)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(50), $(5), $(128) and $(3)	(171)	(19)	(438)	(12)
Interest rate derivative loss reclassified into earnings, net of taxes of $12, $13, $26 and $27	39	44	76	89
Other comprehensive income (loss)	$(132)	$25	$(362)	$77
Comprehensive loss	$(52,538)	$(287,838)	$(247,471)	$(400,107)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,197,065	$1,333,507
Restricted cash	95,400	95,400
Short-term investment securities	105,920	106,313
Accounts receivable, net	150,149	128,828
Aircraft maintenance deposits, net	12,228	10,726
Income tax receivable	37,890	37,890
Prepaid expenses and other current assets	163,202	129,827
Total current assets	1,761,854	1,842,491

Property and equipment:
Flight equipment	4,424,409	4,356,523
Ground property and equipment	423,821	384,928
Less accumulated depreciation	(989,812)	(884,858)
	3,858,418	3,856,593
Operating lease right-of-use assets	2,198,791	1,950,520
Pre-delivery deposits on flight equipment	488,323	484,821
Long-term aircraft maintenance deposits	27,795	38,166
Deferred heavy maintenance, net	342,335	330,062
Other long-term assets	37,507	37,372
Total assets	$8,715,023	$8,540,025

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$76,048	$44,952
Air traffic liability	561,705	382,317
Current maturities of long-term debt, net and finance leases	351,521	208,948
Current maturities of operating leases	169,195	158,631
Other current liabilities	578,663	480,754
Total current liabilities	1,737,132	1,275,602

Long-term debt, net and finance leases, less current maturities	2,696,201	2,975,823
Operating leases, less current maturities	1,981,467	1,751,351
Deferred income taxes	310,351	375,472
Deferred gains and other long-term liabilities	116,657	47,742
Shareholders’ equity:
Common stock	11	11
Additional paid-in-capital	1,140,254	1,131,826
Treasury stock, at cost	(77,416)	(75,639)
Retained earnings	811,260	1,058,369
Accumulated other comprehensive loss	(894)	(532)
Total shareholders’ equity	1,873,215	2,114,035
Total liabilities and shareholders’ equity	$8,715,023	$8,540,025
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(247,109)	$(400,184)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Losses reclassified from other comprehensive income	102	116
Share-based compensation	5,723	6,740
Allowance for doubtful accounts (recoveries)	(108)	170
Amortization of debt issuance costs	6,695	6,412
Depreciation and amortization	152,660	148,015
Accretion of 8.00% senior secured notes	521	753
Amortization of debt discount	6,346	—
Deferred income tax expense (benefit)	(65,019)	(12,353)
Loss on disposal of assets	22,188	1,306
Loss on extinguishment of debt	—	331,630
Changes in operating assets and liabilities:
Accounts receivable, net	(21,213)	(98,484)
Aircraft maintenance deposits, net	8,869	5,616
Long-term deposits and other assets	(30,717)	(5,770)
Prepaid income taxes	—	(52)
Deferred heavy maintenance, net	(58,226)	(21,657)
Income tax receivable	—	109,746
Accounts payable	22,798	24,024
Air traffic liability	179,388	206,170
Deferred salaries, wages and benefits, net	—	86,360
Other liabilities	103,591	95,193
Other	278	365
Net cash provided by operating activities	86,767	484,116

Investing activities:
Purchase of available-for-sale investment securities	(38,970)	(55,936)
Proceeds from the maturity and sale of available-for-sale investment securities	38,500	55,500
Pre-delivery deposits on flight equipment, net of refunds	(7,367)	(81,208)
Capitalized interest	(8,948)	(9,055)
Assets under construction for others	(2)	(1,170)
Purchase of property and equipment	(106,271)	(87,154)
Net cash used in investing activities	(123,058)	(179,023)
Financing activities:
Proceeds from issuance of long-term debt	—	562,996
Proceeds from issuance of warrants	—	375,662
Payments on debt obligations	(96,755)	(857,552)
Payments for the early extinguishment of debt	—	(317,905)
Payments on finance lease obligations	(421)	(397)
Reimbursement for assets under construction for others	2	959
Repurchase of common stock	(1,777)	(1,324)
Debt issuance costs	(1,200)	(2,746)
Net cash used by financing activities	(100,151)	(240,307)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(136,442)	64,786
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,428,907	1,861,124
Cash, cash equivalents, and restricted cash at end of period (1)	$1,292,465	$1,925,910
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$54,481	$79,689
Income taxes paid (received), net	$882	$(108,648)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$137,408	$132,323
Financing cash flows for finance leases	$34	$48
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$—	$538
Capital expenditures funded by operating lease borrowings	$319,554	$268,169
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in our statement of cash flows.
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Six Months Ended June 30, 2021
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$10	$799,549	$(74,124)	$1,524,878	$(618)	$2,249,695
Effect of ASU No. 2020-06 implementation	—	(55,590)	—	6,060	—	(49,530)
Share-based compensation	—	4,254	—	—	—	4,254
Repurchase of common stock	—	—	(1,307)	—	—	(1,307)
Changes in comprehensive income	—	—	—	—	52	52
Issuance of warrants	—	2,146	—	—	—	2,146
Net loss	—	—	—	(112,321)	—	(112,321)
Balance at March 31, 2021	$10	$750,359	$(75,431)	$1,418,617	$(566)	$2,092,989
Issuance of common stock and warrants, net	1	373,186	—	—	—	373,187
Share-based compensation	—	2,486	—	—	—	2,486
Repurchase of common stock	—	—	(17)	—	—	(17)
Changes in comprehensive income	—	—	—	—	25	25
Net loss	—	—	—	(287,863)	—	(287,863)
Balance at June 30, 2021	$11	$1,126,031	$(75,448)	$1,130,754	$(541)	$2,180,807

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$11	$1,131,826	$(75,639)	$1,058,369	$(532)	$2,114,035
Share-based compensation	—	4,046	—	—	—	4,046
Repurchase of common stock	—	—	(1,772)	—	—	(1,772)
Changes in comprehensive income	—	—	—	—	(230)	(230)
Net loss	—	—	—	(194,703)	—	(194,703)
Balance at March 31, 2022	$11	$1,135,872	$(77,411)	$863,666	$(762)	$1,921,376
Convertible debt conversions	—	2,705	—	—	—	2,705
Share-based compensation	—	1,677	—	—	—	1,677
Repurchase of common stock	—	—	(5)	—	—	(5)
Changes in comprehensive income	—	—	—	—	(132)	(132)
Net loss	—	—	—	(52,406)	—	(52,406)
Balance at June 30, 2022	$11	$1,140,254	$(77,416)	$811,260	$(894)	$1,873,215
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

2. Merger

Termination of Frontier Merger

On July 27, 2022, Spirit, Frontier Group Holdings, Inc., a Delaware corporation (“Frontier”), and Top Gun Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of Frontier (“Frontier Merger Sub”), entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to terminate the Agreement and Plan of Merger, dated as of February 5, 2022 (as amended on June 2, 2022 and June 24, 2022, the “Frontier Merger Agreement”), among Spirit, Frontier and Frontier Merger Sub, effective immediately. Under the terms of the Termination Agreement, Spirit paid $25.0 million in cash to Frontier for Frontier’s reasonable and documented out-of-pocket costs and expenses (the “Frontier Expenses”).

Announcement of JetBlue Merger

On July 28, 2022, Spirit entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each existing share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), to the extent paid (the “Approval Prepayment”) upon the adoption by Spirit stockholders of the Merger Agreement (or, in the event that the closing of the Merger (the “Closing”) occurs after the record date for the prepayment of, but before the payment date of, such Approval Prepayment Amount, to the extent payable after the Closing), and (B) an additional per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement after December 31, 2022 (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”).

JetBlue will pay or cause to be paid the Approval Prepayment Amount to Spirit stockholders as of the record date established by Spirit for the special meeting to approve the Merger Agreement within five business days following such Spirit stockholder approval. Thereafter, on or prior to the last business day of each month beginning after December 31, 2022 until the earlier of the Closing or termination of the Merger Agreement, JetBlue will also pay or cause to be paid the Additional Prepayment Amount to Spirit stockholders as of a record date not more than 5 business days prior to the last business day of such month. The Company expects payments made from JetBlue to Spirit stockholders will not impact the Company's results of operations or cash flows. Under the terms of the Merger Agreement, JetBlue reimbursed the Company for the $25.0 million Frontier Expenses discussed above.

Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things: (1) approval of the transactions by Spirit’s stockholders; (2) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Communications Commission, the U.S. Federal Aviation Administration and the U.S. Department of Transportation ("DOT") and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other competition laws, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; and (4) the absence of any material adverse effect (as defined in the Merger Agreement) on Spirit.

Spirit, JetBlue and Merger Sub each make certain customary representations, warranties and covenants, as applicable, in the Merger Agreement.

In addition, Spirit has agreed, among other things, that neither it nor any of its directors, officers, employees and representatives will (1) solicit alternative transactions, (2) participate in any discussions or negotiations relating to alternative transactions, (3) furnish any non-public information in connection with alternative transactions or (4) enter into any agreement relating to alternative transactions, except under limited circumstances described in the Merger Agreement. However, in certain circumstances, Spirit may terminate the Merger Agreement to enter into a definitive agreement for a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement contains certain customary termination rights for Spirit and JetBlue, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023, subject to certain extensions up to July 24, 2024 if needed to obtain regulatory approvals. Upon the termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a breakup fee of $94.2 million. Upon the termination of the Merger Agreement by JetBlue because of a material, uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders. Upon the termination of the Merger Agreement for failure to obtain antitrust regulatory clearance, JetBlue will be required to pay (i) to Spirit, $70.0 million, and (ii) to the Spirit stockholders, the excess of (A) $400.0 million minus (B) the sum of the Approval Prepayment Amount and all Additional Prepayment Amounts previously paid by JetBlue to the Spirit stockholders.

3. Revenue

Operating revenues are comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Operating revenues:
Fare	$703,778	$369,691	$1,122,196	$543,978
Non-fare	644,093	476,816	1,175,419	752,864
Total passenger revenues	1,347,871	846,507	2,297,615	1,296,842
Other	18,772	12,802	36,343	23,746
Total operating revenues	$1,366,643	$859,309	$2,333,958	$1,320,588

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the DOT are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
DOT—Domestic	$1,165,746	$770,800	$1,993,200	$1,177,964
DOT—Latin America	200,897	88,509	340,758	142,624
Total	$1,366,643	$859,309	$2,333,958	$1,320,588
The Company defers the amount for award travel obligations as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.

As of June 30, 2022 and December 31, 2021, the Company had ATL balances of $561.7 million and $382.3 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

Loyalty Programs

The Company operates the Spirit Saver$ Club®, which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags and seats, shortcut boarding and security, "Flight Flex" flight modification product, and exclusive offers on hotels, rental cars and other travel necessities. The Company also operates the Free Spirit loyalty program, which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit loyalty program members earn and accrue points for dollars spent on Spirit for flights and other non-fare services as well as services from non-air partners such as retail merchants, hotels or car rental companies or by making purchases with credit cards issued by partner banks and financial services providers. Points earned and accrued by Free Spirit loyalty program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel.

4. Loss on Disposal

During the three and six months ended June 30, 2022, the Company recorded $10.6 million and $22.2 million, respectively, in loss on disposal of assets in the condensed consolidated statements of operations. Loss on disposal of assets for the three months ended June 30, 2022 primarily consisted of $10.2 million related to the loss on four aircraft sale leaseback transactions completed during the second quarter of 2022. Loss on disposal of assets for the six months ended June 30, 2022 primarily consisted of $14.5 million related to the loss on seven aircraft sale leaseback transactions completed during the first and second quarters of 2022 and $6.6 million related to the impairment of one spare engine during the first quarter of 2022 which was damaged beyond economic repair.

During the three and six months ended June 30, 2021, the Company recorded $0.2 million and $1.3 million, respectively, in loss on disposal of assets in the condensed consolidated statements of operations. Loss on disposal of assets for the three months ended June 30, 2021 primarily consisted of $0.2 million related to the loss on two aircraft sale leaseback transactions completed during the second quarter of 2021. Loss on disposal of assets for the six months ended June 30, 2021 primarily consisted of $1.1 million related to the sale of auxiliary power units ("APUs"), $0.2 million related to the loss on two aircraft sale leaseback transactions completed during the second quarter of 2021 and disposal of excess and obsolete inventory.

5. Special Charges (Credits)

During the three and six months ended June 30, 2022, the Company recorded $10.4 million and $21.5 million, respectively, within special charges (credits) on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the Frontier Merger Agreement and JetBlue's unsolicited proposal, received in April 2022, to acquire all of the Company's outstanding shares in an all-cash transaction. In addition, as part of the Frontier Merger Agreement, the Company implemented an employee retention bonus program. On July 27, 2022, the Frontier Merger Agreement was mutually terminated, therefore, 50% of the target retention bonus will be paid to the Company's employees during the third quarter of 2022. During the three and six months ended June 30, 2022, the Company recorded $7.6 million and $12.1 million, respectively, within special charges (credits) on the Company's condensed consolidated statements of operations, related to the Company's retention bonus program.

During the three and six months ended June 30, 2021, the Company recorded $99.3 million and $255.8 million, respectively, net of related costs, within special credits on the Company’s condensed consolidated statements of operations related to the grant component of the agreements with the United States Department of the Treasury (the "Treasury") pursuant to the Consolidated Appropriations Act, which extended the Payroll Support Program (“PSP”) portion of the CARES Act through March 31, 2021 (“PSP2”) and the American Rescue Plan Act of 2021, which also authorized the Treasury to provide additional assistance to passenger air carriers that received financial assistance under PSP2 (“PSP3”).

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

6. Loss per Share

The following table sets forth the computation of basic and diluted loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands, except per-share amounts)
Numerator
Net loss	$(52,406)	$(287,863)	$(247,109)	$(400,184)
Denominator
Weighted-average shares outstanding, basic	108,697	105,258	108,639	101,537
Effect of dilutive shares	—	—	—	—
Adjusted weighted-average shares outstanding, diluted	108,697	105,258	108,639	101,537
Loss per share
Basic loss per common share	$(0.48)	$(2.73)	$(2.27)	$(3.94)
Diluted loss per common share	$(0.48)	$(2.73)	$(2.27)	$(3.94)
Anti-dilutive common stock equivalents excluded from the diluted loss per share calculation for any of the periods presented are not material.

7. Short-term Investment Securities

The Company's short-term investment securities are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. These securities are stated at fair value within current assets on the Company's condensed consolidated balance sheets. Realized gains and losses on sales of investments, if any, are reflected in non-operating other (income) expense in the condensed consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, the Company had $105.9 million and $106.3 million, respectively, in short-term available-for-sale investment securities, respectively. During the six months ended June 30, 2022, these investments earned interest income at a weighted-average fixed rate of approximately 0.3%. For the three and six months ended June 30, 2022, an unrealized loss of $173 thousand and $435 thousand, respectively, net of deferred taxes of $51 thousand and $127 thousand, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and six months ended June 30, 2021, an unrealized loss of $13 thousand and $6 thousand, respectively, net of deferred taxes of $4 thousand and $2 thousand, respectively, was recorded within AOCI related to these investment securities. For the three and six months ended June 30, 2022 and June 30, 2021, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of June 30, 2022 and December 31, 2021, $478 thousand and $43 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8. Accrued Liabilities

Other current liabilities as of June 30, 2022 and December 31, 2021 consist of the following:

	June 30, 2022	December 31, 2021
	(in thousands)
Salaries, wages and benefits	$156,025	$142,893
Federal excise and other passenger taxes and fees payable	122,040	77,409
Fuel	94,151	55,103
Airport obligations	83,149	85,772
Aircraft maintenance	39,193	39,178
Interest payable	23,719	24,526
Aircraft and facility lease obligations	22,049	23,049
Other	38,337	32,824
Other current liabilities	$578,663	$480,754

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
During the six months ended June 30, 2022, the Company took delivery of seven aircraft under sale leaseback transactions and two spare engines purchased with cash. As of June 30, 2022, the Company had a fleet consisting of 180 A320 family aircraft. As of June 30, 2022, the Company had 74 aircraft financed under operating leases with lease term expirations between 2024 and 2040. In addition, the Company owned 105 aircraft of which 33 were purchased off lease and were unencumbered as of June 30, 2022. The Company also had one aircraft recorded as a failed sale leaseback. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 12, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of June 30, 2022, the Company also had 12 spare engines financed under operating leases with lease term expiration dates ranging from 2022 to 2033 and owned 22 spare engines, of which, as of June 30, 2022, 1 was unencumbered and 21 were pledged as collateral under the Company's revolving credit facility maturing in 2024.

As of June 30, 2022, one of the Company’s aircraft and engine master lease agreements provides that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Maintenance reserve payments that are probable of being recovered when the Company performs qualifying maintenance are recorded in aircraft maintenance deposits on the Company's condensed consolidated balance sheets. Fixed maintenance reserve payments that are not probable of being recovered are considered lease payments and are included in the right-of-use asset and lease liability. Maintenance reserve payments that are based on a utilization measure and are not probable of being recovered are considered variable lease payments that are recognized when they are probable of being incurred and are not included in the right-of-use asset and lease liability.
Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of June 30, 2022, the Company was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
As of June 30, 2022, the Company's finance lease obligations primarily relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company is building its new headquarters campus and a 200-unit residential building. During the first quarter of 2022, the Company began building its new headquarters campus and its 200-unit residential building with an expected completion during the fourth quarter 2023. The 8.5-acre parcel of land is capitalized within ground property and equipment on the Company's condensed consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's condensed consolidated balance sheets. Operating lease commitments related to this lease are included in the table below within property facility leases.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of June 30, 2022. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2022	$421	$141,250	$2,882	$79	$144,632
2023	465	279,258	5,763	13	285,499
2024	215	267,172	3,885	—	271,272
2025	117	252,230	1,212	—	253,559
2026	38	225,970	964	—	226,972
2027 and thereafter	—	1,904,800	142,174	—	2,046,974
Total minimum lease payments	$1,256	$3,070,680	$156,880	$92	$3,228,908
Less amount representing interest	56	944,235	132,754	1	1,077,046
Present value of minimum lease payments	$1,200	$2,126,445	$24,126	$91	$2,151,862
Less current portion	665	164,532	4,572	91	169,860
Long-term portion	$535	$1,961,913	$19,554	$—	$1,982,002
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $3.2 million for the remainder of 2022 and none for 2023 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Finance lease cost
Amortization of leased assets	$188	$176	$375	$345
Interest of lease liabilities	16	24	34	48
Operating lease cost
Operating lease cost (1)	65,430	52,632	128,681	104,774
Short-term lease cost (1)	9,551	7,076	19,808	14,091
Variable lease cost (1)	50,128	50,511	98,723	88,661
Total lease cost	$125,313	$110,419	$247,621	$207,919
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	June 30, 2022	June 30, 2021
Weighted-average remaining lease term
Operating leases	14.1 years	13.7 years
Finance leases	2.2 years	2.9 years
Weighted-average discount rate
Operating leases	5.80%	5.92%
Finance leases	4.60%	4.91%

10. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2022, the Company's total firm aircraft orders consisted of 113 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 113 aircraft, the Company has 10 aircraft scheduled for delivery in the remainder of 2022 and 17 aircraft scheduled for delivery in 2023. As of June 30, 2022, the Company had secured financing for the 10 aircraft scheduled for delivery from Airbus through the remainder of 2022, which will be financed through sale leaseback transactions. As of June 30, 2022, the Company did not have financing commitments in place for the remaining 103 Airbus aircraft on firm order through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the purchase commitments below.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of June 30, 2022, the Company is committed to purchase 14 PW1100G-JM spare engines, with deliveries through 2027.

As of June 30, 2022, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $507.3 million for the remainder of 2022, $906.9 million in 2023, $999.8 million in 2024, $1,060.7 million in 2025, $1,349.9 million in 2026, and $872.8 million in 2027 and beyond.

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

In addition to the aircraft purchase agreement, as of June 30, 2022, the Company has agreements in place for 40 A320neos and A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from the remainder of 2022 through 2024. As of June 30, 2022, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $18.0 million for the remainder of 2022, $110.8 million in 2023, $188.9 million in 2024, $217.9 million in 2025, $217.9 million in 2026, and $1,861.5 million in 2027 and beyond.
Interest commitments related to the secured debt financing of 73 delivered aircraft as of June 30, 2022 are $46.2 million for the remainder of 2022, $64.6 million in 2023, $53.3 million in 2024, $45.8 million in 2025, $38.3 million in 2026, and $90.3 million in 2027 and beyond. As of June 30, 2022, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility are $24.5 million for the remainder of 2022, $48.4 million in 2023, $48.4 million in 2024, $45.4 million in 2025, $5.9 million in 2026, and $14.0 million in 2027 and beyond. For principal commitments related to the Company's debt financing, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, construction commitments related to its new headquarters campus and residential building and other miscellaneous subscriptions and services as of June 30, 2022: $34.3 million for the remainder of 2022, $21.7 million in 2023, $18.1 million in 2024, $18.1 million in 2025, $17.5 million in 2026, and $19.2 million in 2027 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
Following an audit by the Internal Revenue Service ("IRS") related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter 2018 through the fourth quarter 2020, on March 31, 2022, the Company was assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. The Company believes a loss in this matter is not probable and has not recognized a loss contingency.
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of June 30, 2022 and December 31, 2021, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of June 30, 2022 and December 31, 2021, was $632.5 million and $371.8 million, respectively.
Employees
The Company has 5 union-represented employee groups that together represented approximately 79% of all employees as of June 30, 2022. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of June 30, 2022.

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

In February 2021, the Company entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified the Company, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering the Company’s flight attendants. The Company and the AFA-CWA began the negotiation sessions on September 27, 2021. As of June 30, 2022, the Company continued to negotiate with the AFA-CWA.

In May 2022, the Aircraft Mechanics Fraternal Association ("AMFA") filed an application with the NMB to represent the Company's aircraft maintenance technicians ("AMTs"). In June 2022, the Company received confirmation that the union election was authorized. The union election is currently ongoing through August 25, 2022. As of June 30, 2022, the Company had approximately 600 AMTs. In the event that the Company's AMTs vote to be represented by the AMFA, the Company's labor costs may increase.

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

    The carrying amounts and estimated fair values of the Company's long-term debt at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022		December 31, 2021		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$510.0	$468.4	$510.0	$530.4	Level 3
Fixed-rate term loans	1,159.1	1,041.4	1,223.5	1,262.6	Level 3
Unsecured term loans	136.3	111.0	136.3	146.4	Level 3
2015-1 EETC Class A	289.6	271.5	300.6	311.1	Level 2
2015-1 EETC Class B	52.0	50.3	56.0	56.4	Level 2
2015-1 EETC Class C	69.5	67.7	75.2	74.0	Level 2
2017-1 EETC Class AA	193.3	175.2	200.3	203.3	Level 2
2017-1 EETC Class A	64.4	57.4	66.8	65.8	Level 2
2017-1 EETC Class B	53.4	47.5	55.8	53.6	Level 2
2017-1 EETC Class C	85.5	83.7	85.5	84.1	Level 2
4.75% convertible notes due 2025	25.4	53.3	28.2	55.6	Level 2
1.00% convertible notes due 2026	500.0	452.0	500.0	432.5	Level 2
Total long-term debt	$3,138.5	$2,879.4	$3,238.2	$3,275.8

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2022 and December 31, 2021 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in an account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of June 30, 2022, the Company had $85.0 million in standby letters of credit secured by $75.0 million of restricted cash, of which $26.2 million had been drawn upon for issued letters of credit. In addition, the Company had $20.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.
Short-term Investment Securities

Short-term investment securities at June 30, 2022 and December 31, 2021 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

Derivative Liability

As a result of the settlement terms stipulated by the Frontier Merger Agreement, as of the Frontier Merger Agreement date, the convertible notes due 2026 no longer qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company was required to bifurcate the fair value of the conversion option of the convertible notes due 2026 as a derivative liability as of the Frontier Merger Agreement date with subsequent changes in fair value recorded in earnings.

As of February 5, 2022, the Company recorded the fair value of the embedded derivative of $49.5 million as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its condensed consolidated balance sheets. The fair value of the derivative liability was estimated as the difference in value of the traded price of the convertible notes, including the conversion option and the value of the convertible notes in the absence of the conversion option (the debt component). The debt component was estimated using a discounted cash flow analysis with a yield calibrated to the traded price of the convertible notes. The change in fair value of the derivative liability is recorded within interest expense on the Company's condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recorded $8.4 million and $9.3 million, respectively, related to the change in fair value of the derivative liability. The fair value of the derivative liability has been determined to be Level 2 as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 12, Debt and Other Obligations.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,197.1	$1,197.1	$—	$—
Restricted cash	95.4	95.4	—	—
Short-term investment securities	105.9	105.9	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,400.9	$1,398.4	$—	$2.5

Derivative liability	$40.2	$—	$40.2	$—
Total liabilities	$40.2	$—	$40.2	$—

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,333.5	$1,333.5	$—	$—
Restricted cash	95.4	95.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,537.7	$1,535.2	$—	$2.5

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2022 and the year ended December 31, 2021.

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

12. Debt and Other Obligations

As of June 30, 2022, the Company had outstanding public and non-public debt instruments.

Revolving credit facility due in 2024

As of June 30, 2022 and December 31, 2021, the Company had $240.0 million undrawn and available under its revolving credit facility due 2024. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets. This facility matures on March 30, 2024.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2022, the notes may be converted by noteholders through September 30, 2022.

Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. Based on the terms of the Frontier Merger Agreement executed on February 5, 2022 (the Frontier Merger Agreement date), upon conversion of any convertible notes due 2025 through the closing or termination of the Frontier Merger, the conversion value, including the principal amount, will be paid all in shares of the Company's common stock. The initial conversion rate is 78.4314 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $12.75 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. On July 27, 2022, the Frontier Merger Agreement was terminated; however, on July 28, 2022, the Company entered into the Merger Agreement with JetBlue. Based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2025 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in shares of the Company's common stock.

During the second quarter of 2022, $2.8 million of the Company's convertible notes due 2025 were converted to 217,226 shares of the Company's voting common stock. As of June 30, 2022, the Company had recorded $2.7 million, net of issuance costs and common stock, in additional paid-in-capital on its condensed consolidated balance sheets as of June 30, 2022 related to the conversion of these notes. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $25.4 million recorded within current maturities of long-term debt and finance leases on its condensed consolidated balance sheets as of June 30, 2022 related to its convertible notes due 2025. As of June 30, 2022, the if-converted value exceeds the principal amount of the convertible notes due 2025 by $18.8 million and $19.5 million using the average stock price for the three and six months ended June 30, 2022, respectively.

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2022, the notes did not qualify for conversion by noteholders through September 30, 2022.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of common stock. However, upon conversion of any notes, the conversion value will be paid in cash up to at least the principal amount of the notes being converted. Based on the terms of the

Frontier Merger Agreement executed on February 5, 2022 (the Frontier Merger Agreement date), upon conversion of any convertible notes due 2026 through the closing or termination of the Frontier Merger, the conversion value, including the principal amount, will be paid all in cash. The conversion value will be determined over an observation period consisting of 40 trading days, will be paid in cash up to at least the principal amount of the notes being converted. The initial conversion rate is 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. On July 27, 2022, the Frontier Merger Agreement was terminated; however, on July 28, 2022, the Company entered into the Merger Agreement with JetBlue. Based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2026 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in cash.

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

As a result of the settlement terms stipulated by the Frontier Merger Agreement, as of the Frontier Merger Agreement date, the notes no longer qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company was required to bifurcate the fair value of the conversion option of the convertible senior notes due 2026 as a derivative liability as of the Frontier Merger Agreement date with subsequent changes in fair value recorded in earnings.

As of February 5, 2022, the Company recorded the fair value of the embedded derivative of $49.5 million as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its condensed consolidated balance sheets. The debt discount will be amortized through interest expense, using the effective interest rate method, over the remaining life of the instrument. Since the notes are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $456.8 million, net of the related unamortized debt discount of $43.2 million, recorded within long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets as of June 30, 2022 related to its convertible notes due 2026. For additional information, refer to Note 11, Fair Value Measurements.

Long-term debt is comprised of the following:

	As of		As of
	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$510.0	$510.0	8.00%	8.00%
Fixed-rate loans due through 2039 (1)	1,159.1	1,223.5	3.52%	3.52%
Unsecured term loans due in 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	289.6	300.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	52.0	56.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	69.5	75.2	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	193.3	200.3	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	64.4	66.8	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	53.4	55.8	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible notes due 2025	25.4	28.2	4.75%	4.75%
Convertible notes due 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,138.5	$3,238.2
Less current maturities	350.9	208.2
Less unamortized discounts, net	92.1	54.9
Total	$2,695.5	$2,975.1

(1) Includes obligations related to one aircraft recorded as a failed sale leaseback. Refer to Note 9, Leases for additional information.
During the three and six months ended June 30, 2022, the Company made scheduled principal payments of $52.4 million and $96.8 million, respectively, on its outstanding debt obligations. During the three and six months ended June 30, 2021, the Company made scheduled principal payments of $234.8 million and $370.7 million, respectively, on its outstanding debt obligations.
At June 30, 2022, long-term debt principal payments for the next five years and thereafter are as follows:

June 30, 2022
(in millions)
remainder of 2022	$96.2
2023	336.6
2024	222.1
2025	723.8
2026	731.1
2027 and beyond	1,028.7
Total debt principal payments	$3,138.5

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
8.00% senior secured notes (1)	$10,461	$13,541	20,921	$30,975
Fixed-rate term loans	10,485	10,746	21,169	21,649
Unsecured term loans	340	282	676	481
Class A 2015-1 EETC	2,954	3,178	6,001	6,453
Class B 2015-1 EETC	575	664	1,191	1,369
Class C 2015-1 EETC	856	997	1,773	2,053
Class AA 2017-1 EETC	1,640	1,759	3,278	3,514
Class A 2017-1 EETC	591	634	1,182	1,267
Class B 2017-1 EETC	510	556	1,022	1,113
Class C 2017-1 EETC	1,092	1,092	2,171	2,171
Convertible notes (2)	(3,024)	1,749	199	3,827
Revolving credit facilities	—	562	—	1,733
Finance leases	16	24	34	48
Commitment and other fees	418	604	955	1,032
Amortization of deferred financing costs	3,210	3,274	7,432	6,783
Total	$30,124	$39,662	$68,004	$84,468

(1) Includes $0.3 million and $0.5 million of accretion and $10.2 million and $20.4 million of interest expense for the three and six months ended June 30, 2022, respectively. Includes $0.3 million and $0.8 million of accretion and $13.2 million and $30.2 million of interest expense for the three and six months ended June 30, 2021, respectively.
(2) Includes $3.8 million and $6.3 million of amortization of the discount for the convertible notes due 2026, $1.6 million and $3.2 million of interest expense for the convertible notes due 2025 and 2026 offset by $8.4 million and $9.3 million of favorable mark to market adjustments for the convertible notes due 2026 for the three and six months ended June 30, 2022, respectively. Includes $1.7 million and $3.8 million of interest expense for the convertible notes due 2025 and 2026 for the three and six months ended June 30, 2021, respectively.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and six month periods ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Percent Change
	2022	2021
Operating Statistics (unaudited) (A):
Average aircraft	177.6	159.9	11.1%
Aircraft at end of period	180	164	9.8%
Average daily aircraft utilization (hours)	10.7	9.9	8.1%
Average stage length (miles)	1,022	1,012	1.0%
Departures	63,148	53,984	17.0%
Passenger flight segments (PFSs) (thousands)	9,719	8,385	15.9%
Revenue passenger miles (RPMs) (thousands)	10,192,686	8,635,827	18.0%
Available seat miles (ASMs) (thousands)	11,846,547	10,226,746	15.8%
Load factor (%)	86.0%	84.4%	1.6 pts
Fare revenue per passenger flight segment ($)	72.41	44.09	64.2%
Non-ticket revenue per passenger flight segment ($)	68.20	58.39	16.8%
Total revenue per passenger flight segment ($)	140.61	102.48	37.2%
Average yield (cents)	13.41	9.95	34.8%
TRASM (cents)	11.54	8.40	37.4%
CASM (cents)	11.92	7.49	59.1%
Adjusted CASM (cents)	11.68	8.62	35.5%
Adjusted CASM ex-fuel (cents)	6.96	6.52	6.7%
Fuel gallons consumed (thousands)	129,972	110,202	17.9%
Average economic fuel cost per gallon ($)	4.30	1.95	120.5%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2022	2021
Operating Statistics (unaudited) (A):
Average aircraft	176.2	158.6	11.1%
Aircraft at end of period	180	164	9.8%
Average daily aircraft utilization (hours)	10.7	8.8	21.6%
Average stage length (miles)	1,034	1,024	1.0%
Departures	124,106	93,986	32.0%
Passenger flight segments (PFSs) (thousands)	18,224	13,858	31.5%
Revenue passenger miles (RPMs) (thousands)	19,242,720	14,383,382	33.8%
Available seat miles (ASMs) (thousands)	23,565,443	18,202,904	29.5%
Load factor (%)	81.7%	79.0%	2.7 pts
Fare revenue per passenger flight segment ($)	61.58	39.25	56.9%
Non-ticket revenue per passenger flight segment ($)	66.49	56.04	18.6%
Total revenue per passenger flight segment ($)	128.07	95.29	34.4%
Average yield (cents)	12.13	9.18	32.1%
TRASM (cents)	9.90	7.25	36.6%
CASM (cents)	10.99	7.31	50.3%
Adjusted CASM (cents)	10.76	8.90	20.9%
Adjusted CASM ex-fuel (cents)	6.82	6.93	(1.6)%
Fuel gallons consumed (thousands)	254,888	190,748	33.6%
Average economic fuel cost per gallon ($)	3.64	1.88	93.6%

    (A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary

Termination of Frontier Merger

On July 27, 2022, Spirit, Frontier Group Holdings, Inc., a Delaware corporation (“Frontier”), and Top Gun Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of Frontier (“Frontier Merger Sub”), entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the parties agreed to terminate the Agreement and Plan of Merger, dated as of February 5, 2022 (as amended on June 2, 2022 and June 24, 2022, the “Frontier Merger Agreement”), among Spirit, Frontier and Frontier Merger Sub, effective immediately. Under the terms of the Termination Agreement, Spirit paid $25.0 million in cash to Frontier for Frontier’s reasonable and documented out-of-pocket costs and expenses (the “Frontier Expenses”).

Announcement of JetBlue Merger

On July 28, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each existing share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), to the extent paid (the “Approval Prepayment”) upon the adoption by Spirit stockholders of the Merger Agreement (or, in the event that the closing of the Merger (the “Closing”) occurs after the record date for the prepayment of, but before the payment date of, such Approval Prepayment Amount, to the extent payable after the Closing), and (B) an additional per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement after December 31, 2022 (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”).

JetBlue will pay or cause to be paid the Approval Prepayment Amount to Spirit stockholders as of the record date established by Spirit for the special meeting to approve the Merger Agreement within five business days following such Spirit stockholder approval. Thereafter, on or prior to the last business day of each month beginning after December 31, 2022 until the earlier of the Closing or termination of the Merger Agreement, JetBlue will also pay or cause to be paid the Additional Prepayment Amount to Spirit stockholders as of a record date not more than 5 business days prior to the last business day of such month. We expect payments made from JetBlue to Spirit stockholders will not impact our results of operations or cash flows. Under the terms of the Merger Agreement, JetBlue reimbursed Spirit for the $25.0 million Frontier Expenses discussed above.

Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things: (1) approval of the transactions by Spirit’s stockholders; (2) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Communications Commission, the U.S. Federal Aviation Administration and the U.S. Department of Transportation and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other competition laws, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; and (4) the absence of any material adverse effect (as defined in the Merger Agreement) on Spirit.

Spirit, JetBlue and Merger Sub each make certain customary representations, warranties and covenants, as applicable, in the Merger Agreement.

In addition, Spirit has agreed, among other things, that neither it nor any of its directors, officers, employees and representatives will (1) solicit alternative transactions, (2) participate in any discussions or negotiations relating to alternative transactions, (3) furnish any non-public information in connection with alternative transactions or (4) enter into any agreement relating to alternative transactions, except under limited circumstances described in the Merger Agreement. However, in certain circumstances, Spirit may terminate the Merger Agreement to enter into a definitive agreement for a Superior Proposal (as defined in the Merger Agreement).

The Merger Agreement contains certain customary termination rights for Spirit and JetBlue, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023, subject to certain extensions up to July 24, 2024 if needed to obtain regulatory approvals. Upon the termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a breakup fee of $94.2 million. Upon the termination of the Merger Agreement by JetBlue because of a material, uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders. Upon the termination of the Merger Agreement for failure to obtain antitrust regulatory clearance, JetBlue will be required to pay (i) to Spirit, $70.0 million, and (ii) to the Spirit stockholders, the excess of (A) $400.0 million minus (B) the sum of the Approval Prepayment Amount and all Additional Prepayment Amounts previously paid by JetBlue to the Spirit stockholders.

Summary of Results

For the second quarter of 2022, we had a negative operating margin of 3.3%, a decrease of 14.1 percentage points compared to an operating margin of 10.8% in the prior year period. We generated a pre-tax loss of $67.5 million and a net loss of $52.4 million on operating revenues of $1,366.6 million. For the second quarter of 2021, we generated a pre-tax loss of $273.3 million and a net loss of $287.9 million on operating revenues of $859.3 million.
Our Adjusted CASM ex-fuel for the second quarter of 2022 was 6.96 cents compared to 6.52 cents in the same period in the prior year. The increase on a per-ASM basis was primarily due to increases in reaccommodation expense, salaries, wages and benefits expense and ground handling expense, period over period. On a per-ASM basis, these increases were partially offset by decreases in primarily fixed operating costs such as depreciation and amortization expense and aircraft rent expense. Improved air travel demand, as compared to the prior year period, drove an increase in ASMs of 15.8%, period over period.
Due to the impacts of the pandemic on the demand for airline travel, beginning in 2020, we paused hiring across all work groups, including pilots and flight attendants, for nearly a year. During this time, we continued to take scheduled delivery of aircraft per our contractual purchase commitments with Airbus. In early 2021, as travel demand improved, we re-launched our recruiting, hiring and training initiatives. The pause in hiring during 2020 through early 2021, as well as staffing and operational challenges that have affected the airline industry overall, have restricted our ability to both optimize our network and operate our fleet at full utilization. As a result, on a per-ASM basis, we have experienced higher costs since early 2020 and expect this trend to continue until we are able to reach full fleet utilization.
As of June 30, 2022, we had 180 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 64 A320s, 30 A321s, and 55 A320neos. With the scheduled delivery of 17 aircraft during the remainder of 2022, we expect to end 2022 with 197 aircraft in our fleet.
Comparison of three months ended June 30, 2022 to three months ended June 30, 2021
Operating Revenues

Operating revenues increased $507.3 million, or 59.0%, to $1,366.6 million for the second quarter of 2022, as compared to the second quarter of 2021, primarily due to an increase in average yield of 34.8%, an increase in traffic of 18.0% and an increase in load factor of 1.6 pts, year over year, driven by increased air travel demand as compared to prior year period.

Total revenue per passenger flight segment increased 37.2%, year over year. The increase in total revenue per passenger flight segment was primarily driven by a 34.8% increase in average yield, period over period. Fare revenue per passenger flight segment increased 64.2% and non-ticket revenue per passenger flight segment increased 16.8%. The increase in non-ticket revenue per passenger flight segment was primarily attributable to increases in bag revenue, passenger usage fee revenue, change fee revenue, seat revenue and boost-it and bundle-it revenue per passenger flight segment, as compared to the prior year.

Operating Expenses

Operating expenses increased $645.9 million, or 84.3%, to $1,412.0 million for the second quarter of 2022 compared to $766.1 million for the second quarter of 2021, primarily due to an increase in aircraft fuel expense, period over period. We also had an increase in operations as reflected by an 18.0% increase in traffic and 15.8% increase in capacity. In addition, we had $18.0 million in special charges in the second quarter of 2022 compared to $115.0 million in special credits during the second quarter of 2021. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges (Credits)."
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended June 30, 2022 and 2021.
Aircraft fuel expense increased by $343.8 million, or 160.0%, from $214.8 million in the second quarter of 2021 to $558.6 million in the second quarter of 2022. This higher fuel expense, period over period, was due to a 120.5% increase in average economic fuel cost per gallon and a 17.9% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2022	2021
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	129,972	110,202	17.9%
Into-plane fuel cost per gallon	$4.30	$1.95	120.5%
Aircraft fuel expense (per condensed consolidated statements of operations)	$558,633	$214,825	160.0%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 120.5% was primarily a result of an increase in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2022 and 2021, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended June 30,
	2022	2021			2022	2021
	(in thousands)				(in cents)
Salaries, wages, and benefits	$308,634	$257,236	$51,398	20.0%	2.61	2.52	0.09	3.6%
Aircraft fuel	558,633	214,825	343,808	160.0%	4.72	2.10	2.62	124.8%
Landing fees and other rents	92,021	81,497	10,524	12.9%	0.78	0.80	(0.02)	(2.5)%
Depreciation and amortization	76,469	73,703	2,766	3.8%	0.65	0.72	(0.07)	(9.7)%
Aircraft rent	68,632	64,641	3,991	6.2%	0.58	0.63	(0.05)	(7.9)%
Maintenance, materials and repairs	45,407	39,639	5,768	14.6%	0.38	0.39	(0.01)	(2.6)%
Distribution	48,724	35,263	13,461	38.2%	0.41	0.34	0.07	20.6%
Loss on disposal of assets	10,636	189	10,447	NM	0.09	—	0.09	NM
Special charges (credits)	18,004	(115,002)	133,006	NM	0.15	(1.12)	1.27	NM
Other operating	184,813	114,107	70,706	62.0%	1.56	1.12	0.44	39.3%
Total operating expenses	$1,411,973	$766,098	$645,875	84.3%	11.92	7.49	4.43	59.1%
Adjusted CASM (1)					11.68	8.62	3.06	35.5%
Adjusted CASM ex-fuel (2)					6.96	6.52	0.44	6.7%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2022		2021
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		11.92		7.49
Loss on disposal of assets	$10.6	0.09	$0.2	—
Special charges (credits)	18.0	0.15	(115.0)	(1.12)
Federal excise tax recovery	—	—	(2.2)	(0.02)
Accelerated depreciation	—	—	1.8	0.02
Adjusted CASM (cents)		11.68		8.62

(2)Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits), amounts related to out-of-period interrupted trip expense credits recognized in connection with Federal Excise Tax recovery and accelerated depreciation on aircraft seats related to the retrofit of 36 aircraft with new Acro6 seats completed in 2021.
Our Adjusted CASM ex-fuel for the second quarter of 2022 was 6.96 cents compared to 6.52 cents in the same period in the prior year. The increase on a per-ASM basis was primarily due to increases in reaccommodation expense, salaries, wages and benefits expense and ground handling expense, period over period. On a per-ASM basis, these increases were partially offset by decreases in primarily fixed operating costs such as depreciation and amortization expense and aircraft rent expense. Improved air travel demand, as compared to the prior year period, drove an increase in ASMs of 15.8%, period over period.
Salaries, wages and benefits for the second quarter of 2022 increased $51.4 million, or 20.0%, as compared to the second quarter of 2021. This increase on a dollar and per-ASM basis was primarily driven by higher salaries, crew overtime and 401(k) expense, period over period. The increase in salaries and crew overtime was mainly driven by a 15.8% increase in our pilot and flight attendant workforce, period over period, as well as due to an increase in operations as compared to the prior year period. The increase in 401(k) expense was mainly driven by higher pay to our pilot workforce driven by an increase in operations as well as higher average pay rates and 401(k) employer contribution rates to our pilots as compared to the prior year period.
Landing fees and other rents for the second quarter of 2022 increased $10.5 million, or 12.9%, as compared to the second quarter of 2021. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in facility rent driven by increased operations, higher rent rates and the addition of new stations, period over period. A portion of our facility rent is variable in nature and varies based on factors such as the number of departures. As compared to the prior year period, departures increased by 17.0%. On a per-ASM basis, landing fees and other rents decreased, period over period, primarily due to a lower average rate per landing based on the location and volume of where we operated, partially offset by an increase in facility rent.

Depreciation and amortization for the second quarter of 2022 increased by $2.8 million, or 3.8%, as compared to the prior year period. The increase in depreciation expense on a dollar basis was primarily driven by an increase in computer software and hardware.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs was $22.5 million and $22.6 million for the second quarters of 2022 and 2021, respectively. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $67.9 million and $62.2 million for the second quarter of 2022 and 2021, respectively.
Aircraft rent expense for the second quarter of 2022 increased by $4.0 million, or 6.2%, as compared to the second quarter of 2021. This increase in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2021, we have acquired 15 new aircraft financed under operating leases. The increase in aircraft rent was partially offset by a decrease in supplemental rent, period over period. The decrease in supplemental rent is driven by the accrual of lease return costs in the prior year period related to the purchase of two A319 aircraft off lease made during the second quarter of 2021, partially offset by the accrual of lease return costs during the second quarter of 2022 related to our short-term spare engines. The decrease on a per-ASM basis was primarily due to the decrease in supplemental rent noted above, partially offset by the increase in rent expense related to the increase in aircraft financed under operating leases throughout the current period.
Maintenance, materials and repairs expense for the second quarter of 2022 increased by $5.8 million, or 14.6%, as compared to the second quarter of 2021. On a per dollar basis, the increase in maintenance, materials and repairs expense was mainly due to a higher volume of aircraft and rotable maintenance events as a result of an 8.1% increase in average daily aircraft utilization in the current period as compared to the prior year period. On a per-ASM basis, maintenance, materials and repairs expense remained relatively stable, period over period.

Distribution costs increased by $13.5 million, or 38.2%, in the second quarter of 2022 as compared to the second quarter of 2021. The increase on a dollar and per-ASM basis was primarily due to increased sales volume, which impacts our variable distribution costs such as credit card fees.

Loss on disposal of assets for the three months ended June 30, 2022 primarily consisted of $10.2 million related to the loss on four aircraft sale leaseback transactions completed during the second quarter of 2022. Loss on disposal of assets for the three months ended June 30, 2021 primarily consisted of $0.2 million related to the loss on two aircraft sale leaseback transactions completed during the second quarter of 2021.

Special charges for the three months ended June 30, 2022 consisted of $10.4 million in legal, advisory and other fees related to the Merger Agreement with Frontier and JetBlue's unsolicited proposal to acquire all of our outstanding shares in an all-cash transaction as well as $7.6 million related to our retention bonus program. Special credits for the three months ended June 30, 2021 consisted of $99.3 million related to the grant component of the PSP2 and PSP3 agreements with the Treasury. In addition, we recorded $16.3 million related to the CARES Act Employee Retention credit. These special credits were partially offset by $0.6 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP2. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges (Credits)."

Other operating expenses for the three months ended June 30, 2022 increased by $70.7 million, or 62.0%, as compared to the three months ended June 30, 2021. The increase in other operating expenses on a dollar basis was primarily due to an increase in ground handling expense, travel and lodging expense and passenger reaccomodation expense, period over period. As compared to the prior year period, departures increased by 17.0% and passenger flight segments increased by 15.9%, which drove these increases in variable other operating expenses. The increase in ground handling expense was also attributable to higher rates, period over period. In addition, we had higher passenger reaccomodation expense, period over period, related to a number of adverse weather events and increases in air traffic control ("ATC") programs and restrictions, which led to a number of flight delays and cancellations during the second quarter of 2022. The increase on a per-ASM basis, was primarily attributable to higher passenger reaccommodation expense, ground handling rates and travel and lodging expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2022 primarily represented interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due in 2026 and the interest related to our convertible notes. In addition, our interest expense for the three months ended June 30, 2022, includes mark to market adjustments of $8.4 million to the derivative liability related to our convertible notes due 2026. Refer to "Notes to Condensed Consolidated Financial Statements—11. Fair Value Measurements" for additional information. Our interest expense and corresponding capitalized interest for the three months ended June 30, 2021, primarily represents interest related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes. As of June 30, 2022 and 2021, we had 73 and 72 aircraft financed through fixed-rate long-term debt, respectively.

During the three months ended June 30, 2022, we had no loss on extinguishment of debt in our condensed consolidated statement of operations. Our loss on extinguishment of debt for the three months ended June 30, 2021 primarily represents premiums paid to early extinguish a portion of our 8.00% senior secured notes and our convertible notes due 2025. In addition, it includes the write-off of related deferred financing costs and original issuance discount.

Our interest income for the three months ended June 30, 2022 represents interest income earned on our cash, cash equivalents and short-term investments as well as interest earned on income tax refunds. Our interest income for the three months ended June 30, 2021 represents interest income earned on cash, cash equivalents and short-term investments.

Income Taxes

Our effective tax rate for the second quarter of 2022 was 22.4% compared to (5.3)% for the second quarter of 2021. The increase in the tax rate, as compared to the prior year period, is primarily due to an unfavorable permanent tax adjustment recorded during the three months ended June 30, 2021, related to the repurchase of a portion of our convertible notes due 2025. Excluding the impact from the unfavorable permanent tax adjustment, our effective tax rate for the three months ended June 30, 2021 would have been 22.0%. While we expect our tax rate to be a fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of six months ended June 30, 2022 to six months ended June 30, 2021
Operating Revenues
Operating revenues increased $1,013.4 million, or 76.7%, to $2,334.0 million for the six months ended June 30, 2022, as compared to the prior year period, primarily due to an increase in traffic of 33.8%, an increase in average yield of 32.1% and an increase in load factor of 2.7 pts driven by increased air travel demand as compared to prior year period.

Total revenue per passenger flight segment increased 34.4%, year over year. The increase in total revenue per passenger flight segment was primarily due to an increase of 32.1% in average yield, period over period. Fare revenue per passenger flight segment increased 56.9%, as compared to the prior year period, while non-ticket revenue per passenger flight segment increased 18.6%, as compared to the prior year period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to increases in passenger usage fee revenue, change fee revenue, bag revenue, seat revenue and boost-it and bundle-it revenue per passenger flight segment, as compared to the prior year.

Operating Expenses
Operating expenses increased for the six months ended June 30, 2022 by $1,260.8 million, or 94.8%, as compared to the prior year period primarily due to a 93.6% increase in average economic fuel cost per gallon and a 33.6% increase in fuel gallons consumed, both of which contributed to a $569.5 million increase in aircraft fuel expense, period over period. We also had an increase in operations as reflected by a 33.8% increase in traffic and a 29.5% increase in capacity, as a result of increased travel demand as compared to the prior year period. In addition, we had $33.6 million in special charges during the six months ended June 30, 2022 compared to $291.9 million in special credits in the same period in the prior year. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges (Credits)."
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2022	2021
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	254,888	190,748	33.6%
Into-plane fuel cost per gallon	$3.64	$1.88	93.6%
Aircraft fuel expense (per condensed consolidated statements of operations)	$927,218	$357,755	159.2%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2022 and 2021, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Six Months Ended June 30,
	2022	2021			2022	2021
	(in thousands)				(in cents)
Salaries, wages, and benefits	$614,524	$502,928	$111,596	22.2%	2.61	2.76	(0.15)	(5.4)%
Aircraft fuel	927,218	357,755	569,463	159.2%	3.93	1.97	1.96	99.5%
Landing fees and other rents	174,957	153,605	21,352	13.9%	0.74	0.84	(0.10)	(11.9)%
Depreciation and amortization	152,660	148,015	4,645	3.1%	0.65	0.81	(0.16)	(19.8)%
Aircraft rent	134,676	119,423	15,253	12.8%	0.57	0.66	(0.09)	(13.6)%
Maintenance, materials and repairs	90,922	69,542	21,380	30.7%	0.39	0.38	0.01	2.6%
Distribution	84,075	58,905	25,170	42.7%	0.36	0.32	0.04	12.5%
Loss on disposal of assets	22,188	1,306	20,882	NM	0.09	0.01	0.08	NM
Special charges (credits)	33,567	(291,940)	325,507	NM	0.14	(1.60)	1.74	NM
Other operating	355,969	210,368	145,601	69.2%	1.51	1.16	0.35	30.2%
Total operating expenses	$2,590,756	$1,329,907	$1,260,849	94.8%	10.99	7.31	3.68	50.3%
Adjusted CASM (1)					10.76	8.90	1.86	20.9%
Adjusted CASM ex-fuel (2)					6.82	6.93	(0.11)	(1.6)%

(1)Reconciliation of CASM to Adjusted CASM:

	Six Months Ended June 30,
	2022		2021
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.99		7.31
Loss on disposal of assets	$22.2	0.09	$1.3	0.01
Special charges (credits)	33.6	0.14	(291.9)	(1.60)
Federal excise tax recovery	—	—	(2.2)	(0.01)
Accelerated depreciation	—	—	3.5	0.02
Adjusted CASM (cents)		10.76		8.90

(2)Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits), amounts related to out-of-period interrupted trip expense credits recognized in connection with Federal Excise Tax recovery, and accelerated depreciation on current aircraft seats related to the retrofit of 36 aircraft with new Acro6 seats.
Our Adjusted CASM ex-fuel for the six months ended June 30, 2022 was 6.82 cents as compared to 6.93 cents for the six months ended June 30, 2021. Improved air travel demand, as compared to the prior year period, drove an increase of 29.5% in ASMs, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on primarily fixed costs such as salaries, wages, and benefits expense, depreciation and amortization expense and landing fees and other rents expense and aircraft rent expense. On a per-ASM basis, these decreases were partially offset by increases in reaccommodation expense and ground handling expense, period over period.
Salaries, wages and benefits for the six months ended June 30, 2022 increased $111.6 million, or 22.2%, as compared to the prior year period. This increase on a dollar basis was primarily driven by higher salaries, crew overtime and per diem pay and 401(k) expense, period over period. The increase in salaries and crew overtime and per diem pay was mainly driven by a 17.2% increase in our pilot and flight attendant workforce, period over period, as well as due to an increase in operations as compared to the prior year period. The increase in 401(k) expense was mainly driven by higher pay to our pilot workforce driven by an increase in operations as well as higher average pay rates and 401(k) employer contribution rates to our pilots as compared to the prior year period.

Landing fees and other rents for the six months ended June 30, 2022 increased $21.4 million, or 13.9%, as compared to the prior year period. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in facility rent, gate charges and overfly fees driven by increased operations, higher rent rates and the addition of new stations, period over period. Gate charges and overfly fees are variable in nature and vary based on factors such as the number of departures and passengers. As compared to the prior year period, departures increased by 32.0% and passenger flight segments increased by 31.5%. These increases were partially offset by an increase in signatory adjustment credits as compared to the prior year period. On a per-ASM basis, landing fees and other rents decreased, period over period, primarily due to a lower average rate per landing based on the location and volume of where we operated.
Depreciation and amortization for the six months ended June 30, 2022 increased by $4.6 million, or 3.1%, as compared to the prior year period. The increase in depreciation expense on a dollar basis was primarily driven by an increase in computer hardware and software and spare rotables.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $46.0 million and $46.5 million for the six months ended June 30, 2022 and 2021, respectively. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $136.9 million and $116.0 million for the six months ended June 30, 2022 and 2021, respectively.
Aircraft rent expense for the six months ended June 30, 2022 increased by $15.3 million, or 12.8%, as compared to the prior year period. This increase in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2021, we have acquired 15 new aircraft financed under operating leases. The increase in aircraft rent was partially offset by a decrease in supplemental rent, period over period. The decrease in supplemental rent is driven by the accrual of lease return costs in the prior year period related to the purchase of four aircraft off lease made during the six months ended June 30, 2021, partially offset by the accrual of lease return cost in the current year period related to our short-term spare engines. The decrease on a per-ASM basis was primarily due to the decrease in supplemental rent noted above.
Maintenance, materials and repairs expense for the six months ended June 30, 2022 increased by $21.4 million, or 30.7%, as compared to the prior year period. The increase on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of an increase of 21.6% in average daily aircraft utilization in the current period as compared to the prior year period. On a per-ASM basis, maintenance, materials and repairs expense remained relatively stable, period over period.
Distribution costs increased by $25.2 million, or 42.7%, for the six months ended June 30, 2022 as compared to the prior year period. The increase on a dollar and per-ASM basis was primarily due to increased sales volume, which impacts our variable distribution costs such as credit card fees.
Loss on disposal of assets for the six months ended June 30, 2022 primarily consisted of $14.5 million related to the loss on seven aircraft sale leaseback transactions completed during the first and second quarters of 2022 and $6.6 million related to the impairment of one spare engine during the first quarter of 2022 which was damaged beyond economic repair. Loss on disposal of assets for the six months ended June 30, 2021 consisted of $1.1 million related to the sale of auxiliary power units ("APUs"), $0.2 million related to the loss on two aircraft sale leaseback transactions completed during the second quarter of 2021 and disposal of excess and obsolete inventory.
Special charges for the six months ended June 30, 2022 consisted of $21.5 million in legal, advisory and other fees related to the Merger Agreement with Frontier and JetBlue's unsolicited proposal to acquire all of our outstanding shares in an all-cash transaction as well as $12.1 million related to our retention bonus program. Special credits for the six months ended June 30, 2021 consisted of $255.8 million related to the grant component of the PSP agreement with the Treasury. In addition, we recorded $37.5 million related to the CARES Act Employee Retention credit. These special credits were partially offset by $1.4 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP2. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges (Credits)."
Other operating expenses for the six months ended June 30, 2022 increased by $145.6 million, or 69.2%, as compared to the prior year period. The increase in other operating expenses on a dollar basis was primarily due to an increase in passenger reaccomodation expense, ground handling expense and travel and lodging expense, period over period. As compared to the prior year period, departures increased by 32.0% and we had 31.5% more passenger flight segments, which drove increases in variable other operating expenses. In addition, we had higher passenger reaccomodation expense, period over period, related to a number of adverse weather events and increases in ATC programs and restrictions, which led to a significant number of flight delays and cancellations during the first half of 2022. The increase on a per-ASM basis, was primarily attributable to higher passenger reaccommodation expense, ground handling rates and travel and lodging expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2022 primarily represented interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due in 2026 and the interest related to our convertible notes. In addition, our interest expense for the six months ended June 30, 2022, includes mark to market adjustments of $9.3 million to the derivative liability related to our convertible notes due 2026. Refer to "Notes to Condensed Consolidated Financial Statements—11. Fair Value Measurements" for additional information. Our interest expense and corresponding capitalized interest for the six months ended June 30, 2021 primarily represents interest related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes. As of June 30, 2022 and 2021, we had 73 and 72 aircraft financed through secured long-term debt arrangements, respectively.

During the six months ended June 30, 2022, we had no loss on extinguishment of debt in our condensed consolidated statement of operations. Our loss on extinguishment of debt for the six months ended June 30, 2021 primarily represents premiums paid to early extinguish a portion of our 8.00% senior secured notes and 4.75% convertible notes due 2025. In addition, it includes the write-off of related deferred financing costs and original issuance discount.

Our interest income for the six months ended June 30, 2022 and 2021 represents interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds.

Income Taxes

Our effective tax rate for the six months ended June 30, 2022 was 20.7% compared to 2.7% for the six months ended June 30, 2021. The increase in tax rate, as compared to the prior year period, is primarily due to an unfavorable permanent tax adjustment recorded during the six months ended June 30, 2021, related to the repurchase of a portion of our convertible notes due 2025. Excluding this unfavorable permanent tax adjustment, our effective tax rate for the six months ended June 30, 2021 would have been 20.9%. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations. As of June 30, 2022, we had $1,543.0 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

As of June 30, 2022, we had $25.4 million recorded within current maturities of long-term debt and finance leases on our condensed consolidated balance sheets related to our convertible notes due 2025. As of June 30, 2022, the convertible notes due 2025 may be converted by noteholders through September 30, 2022. During the second quarter of 2022, $2.8 million of our convertible notes due 2025 were converted to 217,226 shares of our voting common stock. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations," for additional information on the convertible notes due 2025.

As of June 30, 2022, we had $456.8 million, net of the related unamortized debt discount of $43.2 million, recorded within long-term debt and finance leases, less current maturities on our condensed consolidated balance sheets related to our convertible notes due 2026. As of June 30, 2022, the convertible notes due 2026 did not qualify for conversion by noteholders through September 30, 2022. Refer to "Notes to Condensed Consolidated Financial Statements —12. Debt and Other Obligations" for additional information on the convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the six months ended June 30, 2022, we took delivery of seven aircraft under sale leaseback transactions and two spare engines purchased with cash. During the six months ended June 30, 2022, we made $135.3 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the six months ended June 30, 2022, we paid $7.4 million in PDPs, net of refunds, and $8.9 million of capitalized interest for future deliveries of aircraft and spare engines. As of June 30, 2022, we had $488.3 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of June 30, 2022, we have secured financing for 40 aircraft to be leased directly from third-party lessors and 10 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2024. We do not have financing commitments in place for the remaining 103 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

Net Cash Flows Provided By Operating Activities. Operating activities in the six months ended June 30, 2022 provided $86.8 million in cash compared to $484.1 million provided in the six months ended June 30, 2021. Cash provided by operating activities in the six months ended June 30, 2022 is primarily related to cash provided from an increase in air traffic liability, an increase in other liabilities as well as higher non-cash expense of depreciation and amortization. These increases were partially offset by the net loss in the period as well as the increase in the deferred income tax benefit in the period and deferred heavy maintenance, net.

Net Cash Flows Used In Investing Activities. During the six months ended June 30, 2022, investing activities used $123.1 million, compared to $179.0 million used in the prior year period. The decrease was mainly driven by a decrease in PDPs paid, net of refunds, partially offset by any increase in purchases of property and equipment, year over year.

Net Cash Flows Used By Financing Activities. During the six months ended June 30, 2022, financing activities used $100.2 million in cash compared to $240.3 million used in the six months ended June 30, 2021. During the six months ended June 30, 2022, we paid $96.8 million in debt principal payment obligations.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2022, our aircraft orders consisted of 113 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 113 aircraft, we have 10 aircraft scheduled for delivery in the remainder of 2022 and 17 aircraft scheduled for delivery in 2023. As of June 30, 2022, we had secured financing for the 10 aircraft scheduled for delivery from Airbus through the remainder of 2022, which will be financed through sale leaseback transactions. As of June 30, 2022, we do not have financing commitments in place for the remaining 103 Airbus aircraft on firm order through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the flight equipment purchase obligations in the table below.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of June 30, 2022, we are committed to purchase 14 PW1100G-JM spare engines, with deliveries through 2027.

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

As of June 30, 2022, we had secured 40 direct leases for aircraft with third-party lessors, with deliveries in the remainder of 2022 through 2024. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $18.0 million for the remainder of 2022, $110.8 million in 2023, $188.9 million in 2024, $217.9 million in 2025, $217.9 million in 2026, and $1,861.5 million in 2027 and beyond.

We have significant obligations for aircraft and spare engines as 74 of our 180 aircraft and 12 of our 34 spare engines are financed under operating leases. These leases expire between 2022 and 2040. Aircraft rent payments were $68.0 million and $68.5 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Aircraft rent payments were $132.9 million and $127.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively.

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

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2022 and the periods in which payments are due (in millions):

	Remainder of 2022	2023 - 2024	2025 - 2026	2027 and beyond	Total
Long-term debt (1)	$96	$559	$1,455	$1,029	$3,139
Interest and fee commitments (2)	71	215	135	104	525
Finance and operating lease obligations	145	557	481	2,047	3,230
Flight equipment purchase obligations (3)	507	1,907	2,411	873	5,698
Other (4)	34	40	36	19	129
Total future payments on contractual obligations	$853	$3,278	$4,518	$4,072	$12,721

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Includes interest accrued as of June 30, 2022 related to our variable-rate revolving credit facility.
(3) Includes estimated amounts for contractual price escalations and PDPs.
(4) Primarily related to our reservation system, construction commitments related to our new headquarters campus and residential building and other miscellaneous subscriptions and services. Refer to "Notes to Condensed Consolidated Financial Statements—10. Commitments and Contingencies."

Currently, one of our lease agreements require that we pay maintenance reserves to aircraft lessors to be held as collateral in advance of our required performance of major maintenance activities.

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we are building a new headquarters campus and a 200-unit residential building. During the first quarter of 2022, we began building our new headquarters campus and a 200-unit residential building with an expected completion during the fourth quarter 2023. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Condensed Consolidated Financial Statements— 9. Leases." Commitments related to the construction of the headquarters campus and the 200-unit residential building are included in the table above under the caption "Other."

Off-Balance Sheet Arrangements
As of June 30, 2022, we had lines of credit related to corporate credit cards of $20.1 million, from which we had drawn $1.1 million.

As of June 30, 2022, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of June 30, 2022, we had drawn $15.9 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2022, we did not hold any derivatives.
As of June 30, 2022, we had $11.4 million in uncollateralized surety bonds and $85.0 million in standby letters of credit, collateralized by $75.0 million of restricted cash, representing an off-balance sheet commitment, of which $26.2 million had been drawn upon for issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding loss on disposal of assets, special charges and credits, accelerated depreciation and federal excise tax recovery, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges and credits, accelerated depreciation and federal excise tax recovery, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2022 represented approximately 35.8% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $148 million. As of June 30, 2022, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $105.9 million as of June 30, 2022.

Fixed-Rate Debt. As of June 30, 2022, we had $1,966.8 million outstanding in fixed-rate debt related to 43 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $1,794.7 million. In addition, as of June 30, 2022, we had $510.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $468.4 million and $111.0 million. As of June 30, 2022, we also had $525.4 million outstanding in convertible debt which had a fair value of $505.3 million.

Variable-Rate Debt. As of June 30, 2022, we did not have any outstanding variable-rate long term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Following an audit by the IRS related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter 2018 through the fourth quarter 2020, on March 31, 2022, we were assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. We believe the assessment is without merit and intend to challenge the assessment.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 8, 2022, other than the addition of the following risk factors. Investors are urged to review such risk factors carefully.

The pendency of the proposed Merger may cause disruption in our business.

On July 28, 2022, we entered into the Merger Agreement with JetBlue and Merger Sub, pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity.

The Merger Agreement restricts us from taking specified actions without JetBlue’s consent until the Merger is completed or the Merger Agreement is terminated, including amending our organizational documents, issuing shares of our common stock, divesting certain assets (including certain intellectual property rights), declaring or paying dividends, making certain significant acquisitions or investments, entering into any new lines of business, incurring certain indebtedness in excess of certain thresholds, amending or modifying certain material contracts, making non-ordinary course capital expenditures, making certain non-ordinary course changes to personnel and employee compensation, changing the cabin configuration or amenities on our aircraft and taking actions that may result in the loss of our FAA airworthiness certification or takeoff and landing slots. These restrictions and others more fully described in the Merger Agreement may affect our ability to execute our business strategies and attain our financial and other goals and may impact our business, results of operations and financial condition.

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

The pursuit of the Merger is expected to place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition process could adversely affect our business, results of operations and financial condition.

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

The Merger cannot be completed until conditions to closing are satisfied or (if permissible under applicable law) waived. The Merger is subject to numerous closing conditions, including among other things: (1) approval of the transactions by our stockholders; (2) receipt of applicable regulatory approvals, including approvals from the FCC, FAA and DOT and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other competition laws, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; and (4) the absence of any material adverse effect (as defined in the Merger Agreement) on the Company.

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
•management’s focus may be diverted from day-to-day business operations and from pursuing other opportunities that could have been beneficial to the Company; and
•our costs of pursuing the Merger may be higher than anticipated.

Additionally, in approving the Merger Agreement, the Board of Directors considered a number of factors and potential benefits, including the fact that the merger consideration to be received by holders of common stock represented a significant premium over the last closing stock price prior to announcement of the Merger. If the Merger is not completed, the holders of our common stock will not realize this benefit of the Merger.

In addition to the above risks, we may be required, under certain circumstances, to pay JetBlue a breakup fee equal to $94.2 million and/or to reimburse or indemnify JetBlue for certain of its expenses. If the Merger is not consummated due to the inability to receive regulatory approval, JetBlue would be required to pay Spirit a reverse termination fee of $70 million. The reverse termination fee may not be sufficient to cover all of the expenses Spirit incurred in connection with the Merger, which may have an adverse effect on our liquidity and results of operations. If the Merger is not consummated, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, results of operations and financial condition.

In order to complete the Merger, the Company and JetBlue must obtain certain governmental approvals, and if such approvals are not granted or are granted with conditions, completion of the Merger may be jeopardized or the anticipated benefits of the Merger could be reduced.

Although the Company and JetBlue have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals, including from the FCC, FAA and DOT, or expiration or earlier termination of relevant waiting periods, as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. In connection with its prior tender offer, JetBlue has made regulatory submissions to certain governmental authorities, and received a “second request” for information from the U.S. Department of Justice, with which the Company and JetBlue are in the process of complying. Complying with requests for information from governmental authorities is time-consuming and expensive and distracts management from the day-to-day operations of the Company. As a condition to approving the Merger, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of our business after completion of the Merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after completion of the Merger. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger. Any of the governmental authorities from which we need approvals may also sue us and JetBlue in U.S. federal court to prevent the Merger from being consummated. Defending any such lawsuit will be time-consuming and expensive and there can be no assurance that we and JetBlue would ultimately be successful.

If the Merger is not consummated, holders of convertible notes or warrants will not receive any adjustment to the conversion rate or exercise price as a result of any prepayment of merger consideration or ticking fee.

The indentures governing each series of our convertible notes outstanding and the warrant agreements governing our outstanding warrants do not provide for an adjustment to the conversion rate or exercise price when payments are made by a third party to our stockholders, as JetBlue has agreed to do in the Merger Agreement. As a result, if the Merger is not consummated, convertible noteholders and warrant holders will not receive the benefit of these payments.

You must be a Spirit stockholder as of the specified record dates to receive the prepayments of merger consideration.

The prepayments of merger consideration by JetBlue will only be made to Spirit stockholders as of the specified record dates. If you are not a Spirit stockholder as of that record date, you will not receive the relevant prepayment even if you are a Spirit stockholder at the time of consummation of the Merger. As a result, if you are not a Spirit stockholder at each relevant time, you will receive less than $33.50 (or less than the up to $34.15 maximum amount of merger consideration, depending on the timing of Closing) in total for each share of Spirit common stock you own upon the consummation of the Merger.

Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial conditions.

Our business is labor intensive, with labor costs representing approximately 32.4%, 39.3% and 26.0% of our total operating costs for 2021, 2020 and 2019, respectively. As of June 30, 2022, approximately 79% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive, because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. If our aircraft maintenance technicians (“AMTs”) vote to unionize, as further described below, we will be required to negotiated a collective bargaining agreement with the Aircraft Mechanics Fraternal Association (the “AMFA”). Any such negotiation may cause us to incur higher labor costs for our AMTs over the term of the agreement than we would have incurred absent such agreement. We may also become subject to additional collective bargaining agreements in the future if other non-unionized workers unionize.

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

In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. Our flight attendants ratified the agreement in May 2016. In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. As of June 30, 2022, we continued to negotiate with the AFA-CWA.

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

In June 2018, our passenger service agents voted to be represented by the TWU, but the representation only applies to our Fort Lauderdale station where we have direct employees in the passenger service classification. We began meeting with the TWU in late October 2018 to negotiate an initial collective bargaining agreement. During February 2022, we reached a tentative agreement with the TWU. Our passenger service agents ratified the five-year agreement on February 21, 2022.

In May 2022, the AMFA filed an application with the NMB to represent our AMTs. In June 2022, we received confirmation that the union election was authorized. The union election is currently ongoing through August 25, 2022. As of June 30, 2022, we had approximately 600 AMTs. In the event that our AMTs vote to be represented by the AMFA, our labor costs may increase as a result of any collective bargaining agreement we enter into with the AMTs.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the second quarter of 2022. All stock repurchases during this period were made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1-30, 2022	69	$26.06	—	$—
May 1-31, 2022	176	16.94	—	—
June 1-30, 2022	31	21.74	—	—
Total	276	$19.76	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

2.1
Amendment to Agreement and Plan of Merger, dated June 2, 2022, by and among Spirit Airlines, Inc., Frontier Group Holdings, Inc. and Top Gun Acquisition Corp., filed as Exhibit 2.1 to the Company’s Form 8-K dated June 2, 2022, is hereby incorporated by reference.

2.2
Amendment No. 2 to Agreement and Plan of Merger, dated June 24, 2022, by and among Spirit Airlines, Inc., Frontier Group Holdings, Inc. and Top Gun Acquisition Corp., filed as Exhibit 2.1 to the Company’s Form 8-K dated June 24, 2022, is hereby incorporated by reference.

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

SPIRIT AIRLINES, INC.

August 8, 2022	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer