Form 10-Q
period 2022-09-30
Spirit Airlines, Inc.
filed 2022-10-26
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 20, 2022:

Class	Number of Shares
Common Stock, $0.0001 par value	108,857,162

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating revenues:
Passenger	$1,322,079	$907,232	$3,619,694	$2,204,074
Other	21,100	15,399	57,443	39,145
Total operating revenues	1,343,179	922,631	3,677,137	2,243,219

Operating expenses:
Salaries, wages and benefits	311,957	277,372	926,481	780,300
Aircraft fuel	508,496	259,618	1,435,714	617,373
Landing fees and other rents	95,174	77,703	270,131	231,308
Depreciation and amortization	78,184	74,260	230,844	222,275
Aircraft rent	75,332	65,873	210,008	185,296
Maintenance, materials and repairs	45,126	41,183	136,048	110,725
Distribution	47,385	36,085	131,460	94,990
Loss on disposal of assets	9,374	532	31,562	1,838
Special charges (credits)	38,359	(85,775)	71,926	(377,715)
Other operating	170,182	161,785	526,151	372,153
Total operating expenses	1,379,569	908,636	3,970,325	2,238,543

Operating income (loss)	(36,390)	13,995	(293,188)	4,676

Other (income) expense:
Interest expense	23,708	35,709	91,712	120,177
Loss on extinguishment of debt	—	—	—	331,630
Capitalized interest	(5,964)	(4,677)	(16,903)	(14,040)
Interest income	(5,642)	(306)	(8,670)	(5,050)
Other (income) expense	402	271	1,115	452
Total other (income) expense	12,504	30,997	67,254	433,169

Income (loss) before income taxes	(48,894)	(17,002)	(360,442)	(428,493)
Provision (benefit) for income taxes	(12,517)	(31,776)	(76,956)	(43,083)

Net income (loss)	$(36,377)	$14,774	$(283,486)	$(385,410)
Basic income (loss) per share	$(0.33)	$0.14	$(2.61)	$(3.71)
Diluted income (loss) per share	$(0.33)	$0.14	$(2.61)	$(3.71)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(36,377)	$14,774	$(283,486)	$(385,410)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $32, $(1), $(96) and $(5)	109	(4)	(329)	(16)
Interest rate derivative loss reclassified into earnings, net of taxes of $11, $13, $37 and $40	38	43	114	132
Other comprehensive income (loss)	$147	$39	$(215)	$116
Comprehensive income (loss)	$(36,230)	$14,813	$(283,701)	$(385,294)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$953,428	$1,333,507
Restricted cash	95,400	95,400
Short-term investment securities	106,255	106,313
Accounts receivable, net	172,212	128,828
Aircraft maintenance deposits, net	13,756	10,726
Income tax receivable	36,363	37,890
Prepaid expenses and other current assets	173,139	129,827
Total current assets	1,550,553	1,842,491

Property and equipment:
Flight equipment	4,447,877	4,356,523
Ground property and equipment	477,752	384,928
Less accumulated depreciation	(1,044,492)	(884,858)
	3,881,137	3,856,593
Operating lease right-of-use assets	2,332,808	1,950,520
Pre-delivery deposits on flight equipment	496,812	484,821
Long-term aircraft maintenance deposits	25,880	38,166
Deferred heavy maintenance, net	360,034	330,062
Other long-term assets	38,271	37,372
Total assets	$8,685,495	$8,540,025

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$112,007	$44,952
Air traffic liability	495,815	382,317
Current maturities of long-term debt, net and finance leases	353,937	208,948
Current maturities of operating leases	175,614	158,631
Other current liabilities	531,158	480,754
Total current liabilities	1,668,531	1,275,602

Long-term debt, net and finance leases, less current maturities	2,657,830	2,975,823
Operating leases, less current maturities	2,104,484	1,751,351
Deferred income taxes	297,875	375,472
Deferred gains and other long-term liabilities	116,998	47,742
Shareholders’ equity:
Common stock	11	11
Additional paid-in-capital	1,143,076	1,131,826
Treasury stock, at cost	(77,446)	(75,639)
Retained earnings	774,883	1,058,369
Accumulated other comprehensive loss	(747)	(532)
Total shareholders’ equity	1,839,777	2,114,035
Total liabilities and shareholders’ equity	$8,685,495	$8,540,025
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(283,486)	$(385,410)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Losses reclassified from other comprehensive income	151	172
Share-based compensation	8,545	9,972
Allowance for doubtful accounts (recoveries)	(108)	138
Amortization of debt issuance costs	9,897	9,685
Depreciation and amortization	230,844	222,275
Accretion of 8.00% senior secured notes	782	1,012
Amortization of debt discount	10,154	—
Mark to market adjustments on derivative liability	25,200	—
Deferred income tax benefit	(77,538)	(44,119)
Loss on disposal of assets	31,562	1,838
Loss on extinguishment of debt	—	331,630
Changes in operating assets and liabilities:
Accounts receivable, net	(43,276)	(90,860)
Aircraft maintenance deposits, net	9,256	42,598
Long-term deposits and other assets	(39,809)	(8,495)
Prepaid income taxes	—	11
Deferred heavy maintenance	(99,314)	(45,189)
Income tax receivable	1,527	109,570
Accounts payable	48,081	21,538
Air traffic liability	113,498	45,504
Other liabilities	21,466	54,631
Other	310	538
Net cash provided (used) by operating activities	(32,258)	277,039

Investing activities:
Purchase of available-for-sale investment securities	(59,707)	(84,134)
Proceeds from the maturity and sale of available-for-sale investment securities	59,000	83,500
Pre-delivery deposits on flight equipment, net of refunds	(15,636)	(116,771)
Capitalized interest	(13,306)	(12,704)
Assets under construction for others	(2)	(1,206)
Purchase of property and equipment	(174,751)	(132,131)
Net cash used in investing activities	(204,402)	(263,446)
Financing activities:
Proceeds from issuance of long-term debt	—	562,996
Proceeds from issuance of warrants	—	375,662
Payments on debt obligations	(139,783)	(903,168)
Payments for the early extinguishment of debt	—	(317,905)
Payments on finance lease obligations	(631)	(615)
Reimbursement for assets under construction for others	2	995
Repurchase of common stock	(1,807)	(1,352)
Debt issuance costs	(1,200)	(2,746)
Net cash used by financing activities	(143,419)	(286,133)
Net decrease in cash, cash equivalents, and restricted cash	(380,079)	(272,540)
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,428,907	1,861,124
Cash, cash equivalents, and restricted cash at end of period (1)	$1,048,828	$1,588,584
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$79,791	$105,804
Income taxes received, net	$(411)	$(108,544)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$211,944	$197,448
Financing cash flows for finance leases	$47	$72
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$—	$538
Capital expenditures funded by operating lease borrowings	$490,690	$511,277
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in the Company's condensed consolidated statement of cash flows.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Nine Months Ended September 30, 2021
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$10	$799,549	$(74,124)	$1,524,878	$(618)	$2,249,695
Effect of ASU No. 2020-06 implementation	—	(55,590)	—	6,060	—	(49,530)
Share-based compensation	—	4,254	—	—	—	4,254
Repurchase of common stock	—	—	(1,307)	—	—	(1,307)
Changes in comprehensive income	—	—	—	—	52	52
Issuance of warrants	—	2,146	—	—	—	2,146
Net loss	—	—	—	(112,321)	—	(112,321)
Balance at March 31, 2021	$10	$750,359	$(75,431)	$1,418,617	$(566)	$2,092,989
Issuance of common stock and warrants, net	1	373,186	—	—	—	373,187
Share-based compensation	—	2,486	—	—	—	2,486
Repurchase of common stock	—	—	(17)	—	—	(17)
Changes in comprehensive income	—	—	—	—	25	25
Net loss	—	—	—	(287,863)	—	(287,863)
Balance at June 30, 2021	$11	$1,126,031	$(75,448)	$1,130,754	$(541)	$2,180,807
Share-based compensation	—	3,232	—	—	—	3,232
Repurchase of common stock	—	—	(28)	—	—	(28)
Changes in comprehensive income	—	—	—	—	39	39
Net income	—	—	—	14,774	—	14,774
Balance at September 30, 2021	$11	$1,129,263	$(75,476)	$1,145,528	$(502)	$2,198,824

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$11	$1,131,826	$(75,639)	$1,058,369	$(532)	$2,114,035
Share-based compensation	—	4,046	—	—	—	4,046
Repurchase of common stock	—	—	(1,772)	—	—	(1,772)
Changes in comprehensive income	—	—	—	—	(230)	(230)
Net loss	—	—	—	(194,703)	—	(194,703)
Balance at March 31, 2022	$11	$1,135,872	$(77,411)	$863,666	$(762)	$1,921,376
Convertible debt conversions	—	2,705	—	—	—	2,705
Share-based compensation	—	1,677	—	—	—	1,677
Repurchase of common stock	—	—	(5)	—	—	(5)
Changes in comprehensive income	—	—	—	—	(132)	(132)
Net loss	—	—	—	(52,406)	—	(52,406)
Balance at June 30, 2022	$11	$1,140,254	$(77,416)	$811,260	$(894)	$1,873,215
Share-based compensation	—	2,822	—	—	—	2,822
Repurchase of common stock	—	—	(30)	—	—	(30)
Changes in comprehensive income	—	—	—	—	147	147
Net loss	—	—	—	(36,377)	—	(36,377)
Balance at September 30, 2022	$11	$1,143,076	$(77,446)	$774,883	$(747)	$1,839,777
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

Announcement of JetBlue Merger

On July 28, 2022, Spirit entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each outstanding share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), to the extent paid (the “Approval Prepayment”) upon the adoption by Spirit stockholders of the Merger Agreement (or, in the event that the closing of the Merger (the “Closing”) occurs after the record date for the prepayment of, but before the payment date of, such Approval Prepayment Amount, to the extent payable after the Closing), and (B) an additional per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement after December 31, 2022 (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”).

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

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both the Company’s special meeting and the Approval Prepayment is September 12, 2022. Therefore, all Spirit stockholders of record as of September 12, 2022 are entitled to receive the Approval Prepayment in accordance with the Merger Agreement. On October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share.

Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things: (1) approval of the transactions by Spirit’s stockholders, which was received on October 19, 2022; (2) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Communications Commission, the U.S. Federal Aviation Administration and the U.S. Department of Transportation ("DOT") and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other competition laws, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; and (4) the absence of any material adverse effect (as defined in the Merger Agreement) on Spirit.

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

The Merger Agreement contains certain termination rights for Spirit and JetBlue, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023, subject to certain extensions up to July 24, 2024 if needed to obtain regulatory approvals. Upon the termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a termination fee of $94.2 million. Upon the termination of the Merger Agreement by JetBlue because of a material, uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders. Upon the termination of the Merger Agreement for failure to obtain antitrust regulatory clearance, JetBlue will be required to pay (i) to Spirit, $70.0 million, and (ii) to the Spirit stockholders, the excess of (A) $400.0 million minus (B) the sum of the Approval Prepayment Amount and all Additional Prepayment Amounts previously paid by JetBlue to the Spirit stockholders.

3. Revenue

Operating revenues are comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Operating revenues:
Fare	$673,848	$421,015	$1,796,044	$964,993
Non-fare	648,231	486,217	1,823,650	1,239,081
Total passenger revenues	1,322,079	907,232	3,619,694	2,204,074
Other	21,100	15,399	57,443	39,145
Total operating revenues	$1,343,179	$922,631	$3,677,137	$2,243,219

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the DOT are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
DOT—Domestic	$1,163,193	$801,766	$3,154,984	$1,980,762
DOT—Latin America	179,986	120,865	522,153	262,457
Total	$1,343,179	$922,631	$3,677,137	$2,243,219
The Company defers the amount for award travel obligations as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.

As of September 30, 2022 and December 31, 2021, the Company had ATL balances of $495.8 million and $382.3 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

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

4. Loss on Disposal

During the three and nine months ended September 30, 2022, the Company recorded $9.4 million and $31.6 million, respectively, in loss on disposal of assets in the condensed consolidated statements of operations. Loss on disposal of assets for the three months ended September 30, 2022 primarily consisted of $9.4 million related to the loss on four aircraft sale leaseback transactions completed during the third quarter of 2022. Loss on disposal of assets for the nine months ended September 30, 2022 primarily consisted of $23.8 million related to the loss on 11 aircraft sale leaseback transactions completed during the nine months ended September 30, 2022 and $6.6 million related to the impairment of one spare engine during the first quarter of 2022 which was damaged beyond economic repair.

During the three and nine months ended September 30, 2021, the Company recorded $0.5 million and $1.8 million, respectively, in loss on disposal of assets in the condensed consolidated statements of operations. Loss on disposal of assets for the three months ended September 30, 2021 primarily consisted of $0.5 million related to the loss on one aircraft sale leaseback transaction completed during the third quarter of 2021. Loss on disposal of assets for the nine months ended September 30, 2021 primarily consisted of $1.1 million related to the sale of auxiliary power units ("APUs"), $0.6 million related to the loss on three aircraft sale leaseback transactions completed during the second and third quarters of 2021 and disposal of excess and obsolete inventory.

5. Special Charges (Credits)

During the three and nine months ended September 30, 2022, the Company recorded $17.7 million and $39.2 million, respectively, within special charges (credits) on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the former Frontier Merger Agreement, JetBlue's unsolicited proposal, received in March 2022, to acquire all of the Company's outstanding shares in an all-cash transaction and the JetBlue Merger Agreement entered into on July 28, 2022.

As part of the former Frontier Merger Agreement, the Company implemented an employee retention bonus program. On July 27, 2022, the Frontier Merger Agreement was mutually terminated; therefore, 50% of the target retention bonus was awarded to the Company's employees during the third quarter of 2022. In addition, as part of the JetBlue Merger Agreement, the Company implemented an additional employee retention bonus program during the third quarter of 2022. The target retention bonus will be paid to the Company's employees upon the successful close of the Merger. In the event the Merger fails or is abandoned, 50% of the target retention bonus will be paid to the Company's employees upon termination of the Merger. During the three and nine months ended September 30, 2022, the Company recorded $20.6 million and $32.7 million, respectively, within special charges (credits) on the Company's condensed consolidated statements of operations, related to the Company's retention bonus programs.

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

In addition, during the first and second quarters of 2021, the Company recorded $37.5 million related to the CARES Act Employee Retention credit within special credits on the Company’s condensed consolidated statements of operation. During the third quarter of 2021, the Company did not qualify for the employee retention credit. These special credits were partially offset by $0.6 million and $2.0 million in special charges recorded during the three and nine months ended September 30, 2021, respectively. The $0.6 million and $2.0 million were related to salaries, wages and benefits paid to rehired employees, previously terminated with the Company's involuntary employee separation program, in compliance with the restrictions of PSP2 and PSP3.

6. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands, except per-share amounts)
Numerator
Net income (loss)	$(36,377)	$14,774	$(283,486)	$(385,410)
Interest on convertible debt, net of income taxes	N/A	259	N/A	N/A
Net income after assumed conversions for diluted earnings per share	N/A	$15,033	N/A	N/A
Denominator
Weighted-average shares outstanding, basic	108,853	108,403	108,711	103,851
Effect of dilutive shares (1)	—	2,632	—	—
Adjusted weighted-average shares outstanding, diluted	108,853	111,035	108,711	103,851
Earnings (loss) per share
Basic earnings (loss) per common share	$(0.33)	$0.14	$(2.61)	$(3.71)
Diluted earnings (loss) per common share	$(0.33)	$0.14	$(2.61)	$(3.71)
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

As of September 30, 2022 and December 31, 2021, the Company had $106.3 million in short-term available-for-sale investment securities. During the nine months ended September 30, 2022, these investments earned interest income at a weighted-average fixed rate of approximately 0.5%. For the three and nine months ended September 30, 2022, an unrealized gain of $100 thousand and unrealized loss of $335 thousand, respectively, net of deferred taxes, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and nine months ended September 30, 2021, an unrealized loss of $1 thousand and $8 thousand, respectively, net of deferred taxes, was recorded within AOCI related to these investment securities. For the three and nine months ended September 30, 2022 and September 30, 2021, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of September 30, 2022 and December 31, 2021, $378 thousand and $43 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8. Accrued Liabilities

Other current liabilities as of September 30, 2022 and December 31, 2021 consisted of the following:

	September 30, 2022	December 31, 2021
	(in thousands)
Salaries, wages and benefits	$162,455	$142,893
Federal excise and other passenger taxes and fees payable	88,401	77,409
Airport obligations	78,890	85,772
Fuel	54,313	55,103
Aircraft maintenance	46,861	39,178
Interest payable	25,412	24,526
Aircraft and facility lease obligations	22,729	23,049
Other	52,097	32,824
Other current liabilities	$531,158	$480,754

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
During the nine months ended September 30, 2022, the Company took delivery of 11 aircraft under sale leaseback transactions and 3 spare engines purchased with cash. As of September 30, 2022, the Company had a fleet consisting of 184 A320 family aircraft. As of September 30, 2022, the Company had 78 aircraft financed under operating leases with lease term expirations between 2024 and 2040. In addition, the Company owned 105 aircraft of which 33 were purchased off lease and were unencumbered as of September 30, 2022. The Company also had one aircraft recorded as a failed sale leaseback. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 12, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of September 30, 2022, the Company also had 6 spare engines financed under operating leases with lease term expiration dates ranging from 2024 to 2033 and owned 23 spare engines, of which, as of September 30, 2022, 2 were unencumbered and 21 were pledged as collateral under the Company's revolving credit facility maturing in 2024.
As of September 30, 2022, one of the Company’s aircraft and engine master lease agreements provides that the Company pays maintenance reserves to aircraft lessors to be held as collateral in advance of the Company’s required performance of major maintenance activities. A majority of these maintenance reserve payments are calculated based on a utilization measure, such as flight hours or cycles, while some maintenance reserve payments are fixed, time-based contractual amounts. Maintenance reserve payments that are probable of being recovered when the Company performs qualifying maintenance are recorded in aircraft maintenance deposits on the Company's condensed consolidated balance sheets. Fixed maintenance reserve payments that are not probable of being recovered are considered lease payments and are included in the right-of-use asset and lease liability. Maintenance reserve payments that are based on a utilization measure and are not probable of being recovered are considered variable lease payments that are recognized when they are probable of being incurred and are not included in the right-of-use asset and lease liability.
Some of the master lease agreements do not require that the Company pay maintenance reserves so long as the Company's cash balance does not fall below a certain level. As of September 30, 2022, the Company was in full compliance with those requirements and does not anticipate having to pay reserves related to these master leases in the future.
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
As of September 30, 2022, the Company's finance lease obligations primarily relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
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
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of September 30, 2022. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2022	$210	$74,815	$1,598	$39	$76,662
2023	465	296,016	6,385	13	302,879
2024	215	283,930	4,526	—	288,671
2025	117	269,042	3,072	—	272,231
2026	39	242,728	2,989	—	245,756
2027 and thereafter	—	2,134,609	143,389	—	2,277,998
Total minimum lease payments	$1,046	$3,301,140	$161,959	$52	$3,464,197
Less amount representing interest	43	1,049,330	133,723	—	1,183,096
Present value of minimum lease payments	$1,003	$2,251,810	$28,236	$52	$2,281,101
Less current portion	569	170,740	4,822	52	176,183
Long-term portion	$434	$2,081,070	$23,414	$—	$2,104,918
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $3.6 million for the remainder of 2022 and none for 2023 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Finance lease cost
Amortization of leased assets	$188	$194	$563	$539
Interest of lease liabilities	13	23	47	72
Operating lease cost
Operating lease cost (1)	66,241	56,991	194,922	161,764
Short-term lease cost (1)	10,451	7,638	30,259	21,729
Variable lease cost (1)	54,711	45,387	153,433	134,047
Total lease cost	$131,604	$110,233	$379,224	$318,151
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	September 30, 2022	September 30, 2021
Weighted-average remaining lease term
Operating leases	14.5 years	13.9 years
Finance leases	2.1 years	2.7 years
Weighted-average discount rate
Operating leases	5.94%	5.81%
Finance leases	4.45%	4.86%

10. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2022, the Company's total firm aircraft orders consisted of 114 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 114 aircraft, the Company has 6 aircraft scheduled for delivery in the remainder of 2022 and 17 aircraft scheduled for delivery in 2023. As of September 30, 2022, the Company had secured financing for the 6 aircraft scheduled for delivery from Airbus through the remainder of 2022, which will be financed through sale leaseback transactions. As of September 30, 2022, the Company did not have financing commitments in place for the remaining 108 Airbus aircraft on firm order through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the purchase commitments below.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of September 30, 2022, the Company is committed to purchase 13 PW1100G-JM spare engines, with deliveries through 2027.

As of September 30, 2022, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $297.1 million for the remainder of 2022, $907.1 million in 2023, $1,045.6 million in 2024, $1,226.1 million in 2025, $1,424.4 million in 2026, and $862.8 million in 2027 and beyond.

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

In addition to the aircraft purchase agreement, as of September 30, 2022, the Company has agreements in place for 40 A320neos and A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from the remainder of 2022 through 2024. As of September 30, 2022, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $8.6 million for the remainder of 2022, $92.7 million in 2023, $187.8 million in 2024, $216.4 million in 2025, $216.4 million in 2026, and $1,874.8 million in 2027 and beyond.
Interest commitments related to the secured debt financing of 73 delivered aircraft as of September 30, 2022 are $18.9 million for the remainder of 2022, $64.6 million in 2023, $53.3 million in 2024, $45.8 million in 2025, $38.3 million in 2026, and $90.3 million in 2027 and beyond. As of September 30, 2022, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility are $13.6 million for the remainder of 2022, $48.4 million in 2023, $48.4 million in 2024, $45.4 million in 2025, $5.9 million in 2026, and $14.0 million in 2027 and beyond. For principal commitments related to the Company's debt financing, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, construction commitments related to its new headquarters campus and residential building and other miscellaneous subscriptions and services as of September 30, 2022: $74.8 million for the remainder of 2022, $38.2 million in 2023, $18.1 million in 2024, $18.1 million in 2025, $17.5 million in 2026, and $19.2 million in 2027 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
In 2017, the Company was sued in the Eastern District of New York in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to the Company's practice of charging fees for ancillary products and services. The original action was dismissed by the District Court; however, following the plaintiff’s appeal to the Second Circuit, the case was remanded to the District Court for further review on the breach of contract claim. A hearing on the Company's Motion for Summary Judgment and plaintiff’s Motion for Class Certification was held on December 10, 2021. The Court granted the plaintiff’s class certification motion on March 29, 2022. The Company subsequently filed a motion for reconsideration on April 26, 2022 and an oral argument was held on May 19, 2022. The Company intends to vigorously defend against this lawsuit. As of September 30, 2022, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of September 30, 2022 and December 31, 2021, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of September 30, 2022 and December 31, 2021, was $558.9 million and $371.8 million, respectively.
Employees
The Company has 5 union-represented employee groups that together represented approximately 80% of all employees as of September 30, 2022. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of September 30, 2022.

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

In September 2022, ALPA notified the Company of its intent to amend the current CBA with its pilots and began negotiations. As of September 30, 2022, the Company continued to negotiate with ALPA.

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

In February 2021, the Company entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified the Company, as required by the Railway Labor Act, that it intends to submit proposed changes to the collective bargaining agreement covering the Company’s flight attendants. The Company and the AFA-CWA began the negotiation sessions on September 27, 2021. As of September 30, 2022, the Company continued to negotiate with the AFA-CWA.

In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by the Aircraft Mechanics Fraternal Association ("AMFA") as their collective bargaining agent. Currently, negotiation dates have not been scheduled. As of September 30, 2022, the Company had approximately 600 AMTs.

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
    The carrying amounts and estimated fair values of the Company's long-term debt at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022		December 31, 2021		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$510.0	$470.5	$510.0	$530.4	Level 3
Fixed-rate term loans	1,127.3	1,003.1	1,223.5	1,262.6	Level 3
Unsecured term loans	136.3	108.8	136.3	146.4	Level 3
2015-1 EETC Class A	289.6	255.6	300.6	311.1	Level 2
2015-1 EETC Class B	52.0	49.3	56.0	56.4	Level 2
2015-1 EETC Class C	69.5	67.9	75.2	74.0	Level 2
2017-1 EETC Class AA	186.3	160.4	200.3	203.3	Level 2
2017-1 EETC Class A	62.1	51.8	66.8	65.8	Level 2
2017-1 EETC Class B	51.7	44.4	55.8	53.6	Level 2
2017-1 EETC Class C	85.5	84.2	85.5	84.1	Level 2
4.75% convertible notes due 2025	25.4	43.4	28.2	55.6	Level 2
1.00% convertible notes due 2026	500.0	420.1	500.0	432.5	Level 2
Total long-term debt	$3,095.7	$2,759.5	$3,238.2	$3,275.8

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2022 and December 31, 2021 are comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in an account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of September 30, 2022, the Company had $85.0 million in standby letters of credit secured by $75.0 million of restricted cash, of which $25.7 million were issued letters of credit. In addition, the Company had $20.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.
Short-term Investment Securities

Short-term investment securities at September 30, 2022 and December 31, 2021 were classified as available-for-sale and generally consisted of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

Derivative Liability

The Frontier Merger Agreement and the Merger Agreement with JetBlue include settlement terms for any conversion of the convertible notes due 2026 (as defined below) that cause the conversion option, which is an embedded derivative, not to qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company bifurcated the fair value of the conversion option of the convertible notes due 2026 as a derivative liability with subsequent changes in fair value recorded in earnings.

As of February 5, 2022, which is the date the terms of the convertible notes were modified by the Frontier Merger Agreement, the Company recorded the fair value of the embedded derivative of $49.5 million as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its condensed consolidated balance sheets. The fair value of the derivative liability was estimated as the difference in value of the traded price of the convertible notes, including the conversion option and the value of the convertible notes in the absence of the conversion option (the debt component). The debt component was estimated using a discounted cash flow analysis with a yield calibrated to the traded price of the convertible notes. The change in fair value of the derivative liability is recorded within interest expense on the Company's condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recorded $15.0 million and $24.3 million in favorable mark to market adjustments, respectively, related to the change in fair value of the derivative liability. The fair value of the conversion option did not materially change upon the termination of the Frontier Merger Agreement on July 27, 2022 and the execution of the Merger Agreement with JetBlue on July 28, 2022. The fair value of the derivative liability has been determined to be Level 2 as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 12, Debt and Other Obligations.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$953.4	$953.4	$—	$—
Restricted cash	95.4	95.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,157.6	$1,155.1	$—	$2.5

Derivative liability	$25.2	$—	$25.2	$—
Total liabilities	$25.2	$—	$25.2	$—

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,333.5	$1,333.5	$—	$—
Restricted cash	95.4	95.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,537.7	$1,535.2	$—	$2.5

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2022 and the year ended December 31, 2021.

12. Debt and Other Obligations

As of September 30, 2022, the Company had outstanding public and non-public debt instruments.

Revolving credit facility due in 2024

As of September 30, 2022 and December 31, 2021, the Company had a $240.0 million revolving credit facility which was undrawn and available. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets. This facility matures on March 30, 2024.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2022, the notes may be converted by noteholders through December 31, 2022.

Based on the terms of the indenture, upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. However, based on the terms of the Frontier Merger Agreement executed on February 5, 2022 (the Frontier Merger Agreement date), upon conversion of any convertible notes due 2025 through the closing or termination of the Frontier Merger, the conversion value, including the principal amount, were to be paid all in shares of the Company's common stock. On July 27, 2022, the Frontier Merger Agreement was terminated; however, on July 28, 2022, the Company entered into the Merger Agreement with JetBlue. Based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2025 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in shares of the Company's common stock. The initial conversion rate is 78.4314 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $12.75 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

During the second quarter of 2022, $2.8 million of the Company's convertible notes due 2025 were converted to 217,226 shares of the Company's voting common stock. As of September 30, 2022, the Company had recorded $2.7 million, net of issuance costs and common stock, in additional paid-in-capital on its condensed consolidated balance sheets as of September 30, 2022 related to the conversion of these notes. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $25.4 million recorded within current maturities of long-term debt and finance leases on its condensed consolidated balance sheets as of September 30, 2022 related to its convertible notes due 2025. As of September 30, 2022, the if-converted value exceeds the principal amount of the convertible notes due 2025 by $21.4 million and $20.1 million using the average stock price for the three and nine months ended September 30, 2022, respectively.

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2022, the notes did not qualify for conversion by noteholders through December 31, 2022.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of common stock. Upon conversion of any notes, the Company will pay the conversion value in cash up to at least the principal amount of the notes being converted. However, based on the terms of the Frontier Merger Agreement executed on February 5, 2022 (the Frontier Merger Agreement date), upon conversion of any convertible notes due 2026 through the closing or termination of the Frontier Merger, the conversion value, including the principal amount, were to be paid all in cash. On July 27, 2022, the Frontier Merger Agreement was terminated; however, on July 28, 2022, the Company entered into the Merger Agreement with JetBlue. Based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2026 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in cash. The conversion value will be determined over an observation period consisting of 40 trading days. The initial conversion rate is 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest.

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

The Frontier Merger Agreement and the Merger Agreement with JetBlue include settlement terms for any conversion of the convertible notes due 2026, as described above, that cause the conversion option, which is an embedded derivative, not to qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company bifurcated the fair value of the conversion option of the convertible senior notes due 2026 as a derivative liability with subsequent changes in fair value recorded in earnings. As of February 5, 2022, which is the date the terms of the convertible notes were modified by the Frontier Merger Agreement, the Company recorded the fair value of the embedded derivative of $49.5 million as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its condensed consolidated balance sheets. The debt discount will continue to be amortized through interest expense, using the effective interest rate method, over the remaining life of the instrument. The fair value of the conversion option did not materially change upon the termination of the Frontier Merger Agreement on July 27, 2022 and the execution of the Merger Agreement with JetBlue on July 28, 2022.

Since the notes are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $460.7 million, net of the related unamortized debt discount of $39.3 million, recorded within long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets as of September 30, 2022 related to its convertible notes due 2026. For additional information, refer to Note 11, Fair Value Measurements.

Long-term debt is comprised of the following:

	As of		As of
	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$510.0	$510.0	8.00%	8.00%
Fixed-rate loans due through 2039 (1)	1,127.3	1,223.5	3.52%	3.52%
Unsecured term loans due in 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	289.6	300.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	52.0	56.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	69.5	75.2	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	186.3	200.3	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	62.1	66.8	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	51.7	55.8	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible notes due 2025	25.4	28.2	4.75%	4.75%
Convertible notes due 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,095.7	$3,238.2
Less current maturities	353.4	208.2
Less unamortized discounts, net	84.7	54.9
Total	$2,657.6	$2,975.1
(1) Includes obligations related to one aircraft recorded as a failed sale leaseback. Refer to Note 9, Leases for additional information.
During the three and nine months ended September 30, 2022, the Company made scheduled principal payments of $43.0 million and $139.8 million, respectively, on its outstanding debt obligations. During the three and nine months ended September 30, 2021, the Company made scheduled principal payments of $45.6 million and $416.3 million, respectively, on its outstanding debt obligations.
At September 30, 2022, long-term debt principal payments for the next five years and thereafter were as follows:

September 30, 2022
(in millions)
remainder of 2022	$53.4
2023	336.6
2024	222.1
2025	723.8
2026	731.1
2027 and beyond	1,028.7
Total debt principal payments	$3,095.7

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
8.00% senior secured notes (1)	$10,461	$10,461	31,382	$41,436
Fixed-rate term loans	10,273	10,522	31,442	32,171
Unsecured term loans	344	344	1,020	824
Class A 2015-1 EETC	2,985	3,212	8,986	9,665
Class B 2015-1 EETC	581	671	1,772	2,039
Class C 2015-1 EETC	856	997	2,629	3,051
Class AA 2017-1 EETC	1,615	1,734	4,893	5,248
Class A 2017-1 EETC	582	625	1,764	1,892
Class B 2017-1 EETC	503	546	1,525	1,659
Class C 2017-1 EETC	1,104	1,104	3,275	3,275
Convertible notes (2)	(9,641)	1,585	(9,442)	5,412
Revolving credit facilities	—	—	—	1,733
Finance leases	13	23	47	72
Commitment and other fees	830	612	1,785	1,644
Amortization of deferred financing costs	3,202	3,273	10,634	10,056
Total	$23,708	$35,709	$91,712	$120,177
(1) Includes $0.3 million and $0.8 million of accretion and $10.2 million and $30.6 million of interest expense for the three and nine months ended September 30, 2022, respectively. Includes $0.3 million and $1.0 million of accretion and $10.2 million and $40.4 million of interest expense for the three and nine months ended September 30, 2021, respectively.
(2) Includes $3.8 million and $10.2 million of amortization of the discount for the convertible notes due 2026, $1.6 million and $4.7 million of interest expense for the convertible notes due 2025 and 2026 offset by $15.0 million and $24.3 million of favorable mark to market adjustments for the convertible notes due 2026 for the three and nine months ended September 30, 2022, respectively. Includes $1.6 million and $5.4 million of interest expense for the convertible notes due 2025 and 2026 for the three and nine months ended September 30, 2021, respectively.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and nine month periods ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Percent Change
	2022	2021
Operating Statistics (unaudited) (A):
Average aircraft	181.4	166.6	8.9%
Aircraft at end of period	184	168	9.5%
Average daily aircraft utilization (hours)	10.6	10.4	1.9%
Average stage length (miles)	989	1,010	(2.1)%
Departures	66,745	59,419	12.3%
Passenger flight segments (PFSs) (thousands)	9,980	8,319	20.0%
Revenue passenger miles (RPMs) (thousands)	10,104,170	8,579,489	17.8%
Available seat miles (ASMs) (thousands)	12,131,033	11,059,710	9.7%
Load factor (%)	83.3%	77.6%	5.7 pts
Fare revenue per passenger flight segment ($)	67.52	50.61	33.4%
Non-ticket revenue per passenger flight segment ($)	67.07	60.30	11.2%
Total revenue per passenger flight segment ($)	134.59	110.91	21.4%
Average yield (cents)	13.29	10.75	23.6%
TRASM (cents)	11.07	8.34	32.7%
CASM (cents)	11.37	8.22	38.3%
Adjusted CASM (cents)	10.98	8.99	22.1%
Adjusted CASM ex-fuel (cents)	6.79	6.64	2.3%
Fuel gallons consumed (thousands)	133,140	121,126	9.9%
Average economic fuel cost per gallon ($)	3.82	2.14	78.5%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Nine Months Ended September 30,		Percent Change
	2022	2021
Operating Statistics (unaudited) (A):
Average aircraft	177.9	161.3	10.3%
Aircraft at end of period	184	168	9.5%
Average daily aircraft utilization (hours)	10.7	9.3	15.1%
Average stage length (miles)	1,019	1,018	0.1%
Departures	190,851	153,405	24.4%
Passenger flight segments (PFSs) (thousands)	28,204	22,177	27.2%
Revenue passenger miles (RPMs) (thousands)	29,346,890	22,962,872	27.8%
Available seat miles (ASMs) (thousands)	35,696,476	29,262,614	22.0%
Load factor (%)	82.2%	78.5%	3.7 pts
Fare revenue per passenger flight segment ($)	63.68	43.51	46.4%
Non-ticket revenue per passenger flight segment ($)	66.70	57.64	15.7%
Total revenue per passenger flight segment ($)	130.38	101.15	28.9%
Average yield (cents)	12.53	9.77	28.2%
TRASM (cents)	10.30	7.67	34.3%
CASM (cents)	11.12	7.65	45.4%
Adjusted CASM (cents)	10.83	8.93	21.3%
Adjusted CASM ex-fuel (cents)	6.81	6.82	(0.1)%
Fuel gallons consumed (thousands)	388,027	311,874	24.4%
Average economic fuel cost per gallon ($)	3.70	1.98	86.9%

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

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both Spirit's special meeting and the Approval Prepayment is September 12, 2022. Therefore, all Spirit stockholders of record as of September 12, 2022 are entitled to receive the Approval Prepayment in accordance with the Merger Agreement. On October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share.

Completion of the Merger is subject to the satisfaction or waiver of certain closing conditions, including, among other things: (1) approval of the transactions by Spirit’s stockholders, which was received on October 19, 2022; (2) receipt of applicable regulatory approvals, including approvals from the U.S. Federal Communications Commission, the U.S. Federal Aviation Administration and the U.S. Department of Transportation and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other competition laws, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; and (4) the absence of any material adverse effect (as defined in the Merger Agreement) on Spirit.

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

The Merger Agreement contains certain termination rights for Spirit and JetBlue, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023, subject to certain extensions up to July 24, 2024 if needed to obtain regulatory approvals. Upon the termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a termination fee of $94.2 million. Upon the termination of the Merger Agreement by JetBlue because of a material, uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders. Upon the termination of the Merger Agreement for failure to obtain antitrust regulatory clearance, JetBlue will be required to pay (i) to Spirit, $70.0 million, and (ii) to the Spirit stockholders, the excess of (A) $400.0 million minus (B) the sum of the Approval Prepayment Amount and all Additional Prepayment Amounts previously paid by JetBlue to the Spirit stockholders.

Summary of Results

For the third quarter of 2022, we had a negative operating margin of 2.7%, a decrease of 4.2 percentage points compared to an operating margin of 1.5% in the prior year period. We generated a pre-tax loss of $48.9 million and a net loss of $36.4 million on operating revenues of $1,343.2 million. For the third quarter of 2021, we generated a pre-tax loss of $17.0 million and a net income of $14.8 million on operating revenues of $922.6 million.
Our Adjusted CASM ex-fuel for the third quarter of 2022 was 6.79 cents compared to 6.64 cents in the same period in the prior year. The increase on a per-ASM basis was primarily due to increases in landing fees and other rents expense, ground handling expense, salaries, wages and benefits expense and distribution expense, period over period. On a per-ASM basis, these increases were partially offset by the decrease in reaccommodation expense, period over period.

As of September 30, 2022, we had 184 Airbus A320-family aircraft in our fleet comprised of 31 A319s, 64 A320s, 30 A321s, and 59 A320neos. With the scheduled delivery of 13 aircraft during the remainder of 2022, we expect to end 2022 with 197 aircraft in our fleet.
Comparison of three months ended September 30, 2022 to three months ended September 30, 2021
Operating Revenues

Operating revenues increased $420.5 million, or 45.6%, to $1,343.2 million for the third quarter of 2022, as compared to the third quarter of 2021, primarily due to an increase in average yield of 23.6%, an increase in traffic of 17.8% and an increase in load factor of 5.7 pts, year over year.

Total revenue per passenger flight segment increased 21.4%, year over year. The increase in total revenue per passenger flight segment was primarily driven by a 23.6% increase in average yield, period over period. Fare revenue per passenger flight segment increased 33.4% and non-ticket revenue per passenger flight segment increased 11.2%. The increase in non-ticket revenue per passenger flight segment was primarily attributable to increases in bag revenue, passenger usage fee revenue, change fee revenue, boost-it revenue and seat revenue per passenger flight segment, as compared to the prior year.

Operating Expenses

Operating expenses increased $470.9 million, or 51.8%, to $1,379.6 million for the third quarter of 2022 compared to $908.6 million for the third quarter of 2021, primarily due to an increase in aircraft fuel expense, period over period. In addition, we had $38.4 million in special charges in the third quarter of 2022 compared to $85.8 million in special credits during the third quarter of 2021. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges (Credits)." We also had an increase in operations as reflected by an 17.8% increase in traffic and 9.7% increase in capacity.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended September 30, 2022 and 2021.
Aircraft fuel expense increased by $248.9 million, or 95.9%, from $259.6 million in the third quarter of 2021 to $508.5 million in the third quarter of 2022. This increase in fuel expense, period over period, was due to a 78.5% increase in average economic fuel cost per gallon and a 9.9% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2022	2021
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	133,140	121,126	9.9%
Into-plane fuel cost per gallon	$3.82	$2.14	78.5%
Aircraft fuel expense (per condensed consolidated statements of operations)	$508,496	$259,618	95.9%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 78.5% was primarily a result of an increase in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2022 and 2021, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended September 30,
	2022	2021			2022	2021
	(in thousands)				(in cents)
Salaries, wages, and benefits	$311,957	$277,372	$34,585	12.5%	2.57	2.51	0.06	2.4%
Aircraft fuel	508,496	259,618	248,878	95.9%	4.19	2.35	1.84	78.3%
Landing fees and other rents	95,174	77,703	17,471	22.5%	0.78	0.70	0.08	11.4%
Depreciation and amortization	78,184	74,260	3,924	5.3%	0.64	0.67	(0.03)	(4.5)%
Aircraft rent	75,332	65,873	9,459	14.4%	0.62	0.60	0.02	3.3%
Maintenance, materials and repairs	45,126	41,183	3,943	9.6%	0.37	0.37	—	—%
Distribution	47,385	36,085	11,300	31.3%	0.39	0.33	0.06	18.2%
Loss on disposal of assets	9,374	532	8,842	NM	0.08	—	0.08	NM
Special charges (credits)	38,359	(85,775)	124,134	NM	0.32	(0.78)	1.10	NM
Other operating	170,182	161,785	8,397	5.2%	1.40	1.46	(0.06)	(4.1)%
Total operating expenses	$1,379,569	$908,636	$470,933	51.8%	11.37	8.22	3.15	38.3%
Adjusted CASM (1)					10.98	8.99	1.99	22.1%
Adjusted CASM ex-fuel (2)					6.79	6.64	0.15	2.3%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended September 30,
	2022		2021
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		11.37		8.22
Loss on disposal of assets	$9.4	0.08	$0.5	—
Special charges (credits)	38.4	0.32	(85.8)	(0.78)
Adjusted CASM (cents)		10.98		8.99

(2)Excludes aircraft fuel expense, loss on disposal of assets and special charges (credits).
Our Adjusted CASM ex-fuel for the third quarter of 2022 was 6.79 cents, compared to 6.64 cents in the same period in the prior year. The increase on a per-ASM basis was primarily due to increases in landing fees and other rents expense, ground handling expense, salaries, wages and benefits expense and distribution expense, period over period. On a per-ASM basis, these increases were partially offset by the decrease in reaccommodation expense, period over period.
Salaries, wages and benefits for the third quarter of 2022 increased $34.6 million, or 12.5%, as compared to the third quarter of 2021. This increase on a dollar and per-ASM basis was primarily driven by higher salaries and health insurance expense, period over period. The increase in salaries was mainly driven by increased headcount and pay rates, period over period, as well as due to an increase in operations as compared to the prior year period. The increase in health insurance expense was mainly driven by higher volume of claims as compared to the prior year period.
Landing fees and other rents for the third quarter of 2022 increased $17.5 million, or 22.5%, as compared to the third quarter of 2021. On a dollar and per-ASM basis, landing fees and other rents expense primarily increased as a result of an increase in facility rent and station baggage rent driven by increased operations, higher rent rates and the addition of new stations as well as new gates at our existing stations, period over period. A portion of our facility rent and baggage rent is variable in nature and varies based on factors such as the number of departures and passengers. As compared to the prior year period, departures increased by 12.3% and passenger flight segments increased by 20.0%.

Depreciation and amortization for the third quarter of 2022 increased by $3.9 million, or 5.3%, as compared to the prior year period. The increase in depreciation and amortization expense on a dollar basis was primarily driven by an increase in computer software, spare rotables and capitalized heavy maintenance events. On a per-ASM basis, depreciation and amortization expense decreased due to a change in the composition of our aircraft fleet between purchased aircraft (for which depreciation expense is recorded under depreciation and amortization) and leased aircraft (for which rent expense is recorded under aircraft rent). Since the prior year period, we have taken delivery of 15 new leased aircraft, which increased capacity but had no effect on depreciation expense.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs was $23.4 million and $22.7 million for the third quarters of 2022 and 2021, respectively. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $68.5 million and $63.9 million for the third quarter of 2022 and 2021, respectively.
Aircraft rent expense for the third quarter of 2022 increased by $9.5 million, or 14.4%, as compared to the third quarter of 2021. This increase in aircraft rent expense on a dollar basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2021, we have acquired 15 new aircraft financed under operating leases. The increase on a per-ASM basis was primarily due to an increase in the number of aircraft in our fleet that are leased, period over period.
Maintenance, materials and repairs expense for the third quarter of 2022 increased by $3.9 million, or 9.6%, as compared to the third quarter of 2021. On a dollar basis, the increase in maintenance, materials and repairs expense was mainly due to higher volume of aircraft and maintenance events as well as the aging of aircraft as compared to the prior year period. On a per-ASM basis, maintenance, materials and repairs expense remained stable, period over period.

Distribution costs increased by $11.3 million, or 31.3%, in the third quarter of 2022 as compared to the third quarter of 2021. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs increased primarily due to higher average fare resulting in an increase in credit card fees year over year.

Loss on disposal of assets for the three months ended September 30, 2022 primarily consisted of $9.4 million related to the loss on four aircraft sale leaseback transactions completed during the third quarter of 2022. Loss on disposal of assets for the three months ended September 30, 2021 primarily consisted of $0.5 million related to the loss on one aircraft sale leaseback transaction completed during the third quarter of 2021.

Special charges for the three months ended September 30, 2022 consisted of $17.7 million in legal, advisory and other fees related to the former Frontier Merger Agreement, JetBlue's unsolicited proposal to acquire all of our outstanding shares in an all-cash transaction and the JetBlue Merger Agreement as well as $20.6 million related to our retention bonus programs. Special credits for the three months ended September 30, 2021 consisted of $86.4 million related to the grant component of the PSP3 agreements with the Treasury. This special credit was partially offset by $0.6 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP3. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges (Credits)."

Other operating expenses for the three months ended September 30, 2022 increased by $8.4 million, or 5.2%, as compared to the three months ended September 30, 2021. The increase in other operating expenses on a dollar basis was primarily due to an increase in overall operations and an increase in ground handling rates at certain airports at which we operate, period over period. As compared to the prior year period, departures increased by 12.3% and passenger flight segments increased by 20.0%, which drove increases in variable other operating expenses. These increases were partially offset by a decrease in passenger reaccommodation expense, period over period. The decrease on a per-ASM basis, was primarily attributable to lower passenger reaccommodation expense, as compared to the prior year period partially offset by higher ground handling rates and other airport services as well as third party labor expense, period over period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended September 30, 2022 primarily represented interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due in 2026 and the interest related to our convertible notes. In addition, our interest expense for the three months ended September 30, 2022, includes favorable mark to market adjustments of $15.0 million to the derivative liability related to our convertible notes due 2026. Refer to "Notes to Condensed

Consolidated Financial Statements—11. Fair Value Measurements" for additional information. Our interest expense and corresponding capitalized interest for the three months ended September 30, 2021, primarily represent interest related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes. As of September 30, 2022 and 2021, we had 73 and 72 aircraft financed through fixed-rate long-term debt, respectively.

Our interest income for the three months ended September 30, 2022 and 2021 primarily represents interest income earned on our cash, cash equivalents and short-term investments.

Income Taxes

Our effective tax rate for the third quarter of 2022 was 25.6%, compared to 186.9% for the third quarter of 2021. The decrease in the tax rate, as compared to the prior year period, is primarily due to the increase of the annualized effective tax rate during the three months ended September 30, 2021. While we expect our tax rate to be a fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of nine months ended September 30, 2022 to nine months ended September 30, 2021
Operating Revenues
Operating revenues increased $1,433.9 million, or 63.9%, to $3,677.1 million for the nine months ended September 30, 2022, as compared to the prior year period, primarily due to an increase in traffic of 27.8%, an increase in average yield of 28.2% and an increase in load factor of 3.7 pts.

Total revenue per passenger flight segment increased 28.9%, year over year. The increase in total revenue per passenger flight segment was primarily due to an increase of 28.2% in average yield, period over period. Fare revenue per passenger flight segment increased 46.4%, as compared to the prior year period, while non-ticket revenue per passenger flight segment increased 15.7%, as compared to the prior year period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to increases in bag revenue, passenger usage fee revenue, change fee revenue, seat revenue and boost-it and bundle-it revenue per passenger flight segment, as compared to the prior year.

Operating Expenses
Operating expenses increased for the nine months ended September 30, 2022 by $1,731.8 million, or 77.4%, as compared to the prior year period primarily due to a 86.9% increase in average economic fuel cost per gallon and a 24.4% increase in fuel gallons consumed, both of which contributed to a $818.3 million increase in aircraft fuel expense, period over period. We also had an increase in operations as reflected by a 27.8% increase in traffic and a 22.0% increase in capacity, as a result of increased travel demand as compared to the prior year period. In addition, we had $71.9 million in special charges during the nine months ended September 30, 2022 compared to $377.7 million in special credits in the same period in the prior year. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges (Credits)."
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2022	2021
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	388,027	311,874	24.4%
Into-plane fuel cost per gallon	$3.70	$1.98	86.9%
Aircraft fuel expense (per condensed consolidated statements of operations)	$1,435,714	$617,373	132.6%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2022 and 2021, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Nine Months Ended September 30,
	2022	2021			2022	2021
	(in thousands)				(in cents)
Salaries, wages, and benefits	$926,481	$780,300	$146,181	18.7%	2.60	2.67	(0.07)	(2.6)%
Aircraft fuel	1,435,714	617,373	818,341	132.6%	4.02	2.11	1.91	90.5%
Landing fees and other rents	270,131	231,308	38,823	16.8%	0.76	0.79	(0.03)	(3.8)%
Depreciation and amortization	230,844	222,275	8,569	3.9%	0.65	0.76	(0.11)	(14.5)%
Aircraft rent	210,008	185,296	24,712	13.3%	0.59	0.63	(0.04)	(6.3)%
Maintenance, materials and repairs	136,048	110,725	25,323	22.9%	0.38	0.38	—	—%
Distribution	131,460	94,990	36,470	38.4%	0.37	0.32	0.05	15.6%
Loss on disposal of assets	31,562	1,838	29,724	NM	0.09	0.01	0.08	NM
Special charges (credits)	71,926	(377,715)	449,641	NM	0.20	(1.29)	1.49	NM
Other operating	526,151	372,153	153,998	41.4%	1.47	1.27	0.20	15.7%
Total operating expenses	$3,970,325	$2,238,543	$1,731,782	77.4%	11.12	7.65	3.47	45.4%
Adjusted CASM (1)					10.83	8.93	1.90	21.3%
Adjusted CASM ex-fuel (2)					6.81	6.82	(0.01)	(0.1)%

(1)Reconciliation of CASM to Adjusted CASM:

	Nine Months Ended September 30,
	2022		2021
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		11.12		7.65
Loss on disposal of assets	$31.6	0.09	$1.8	0.01
Special charges (credits)	71.9	0.20	(377.7)	(1.29)
Federal excise tax recovery	—	—	(2.2)	(0.01)
Accelerated depreciation	—	—	3.5	0.01
Adjusted CASM (cents)		10.83		8.93

(2)Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits), amounts related to out-of-period interrupted trip expense credits recognized in connection with Federal Excise Tax recovery, and accelerated depreciation on current aircraft seats related to the retrofit of 36 aircraft with new Acro6 seats.
Our Adjusted CASM ex-fuel for the nine months ended September 30, 2022 was 6.81, cents as compared to 6.82 cents for the nine months ended September 30, 2021. Improved air travel demand, as compared to the prior year period, drove an increase of 22.0% in ASMs, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on primarily fixed costs such as depreciation and amortization expense, salaries, wages, and benefits expense, and aircraft rent expense. On a per-ASM basis, these decreases were partially offset by increases in ground handling expense and travel and lodging expense, period over period.
Salaries, wages and benefits for the nine months ended September 30, 2022 increased $146.2 million, or 18.7%, as compared to the prior year period. This increase on a dollar basis was primarily driven by higher salaries, crew overtime, per diem pay, 401(k) expense and health insurance expense, period over period. The increase in salaries and per diem pay was mainly driven by an 18.0% increase in our pilot and flight attendant workforce, period over period, as well as due to an increase in operations as compared to the prior year period. The increase in crew overtime was primarily related to the increase in operations. The increase in 401(k) expense was mainly driven by higher pay to our pilot workforce driven by an increase in operations as well as higher average pay rates and 401(k) employer contribution rates to our pilots as compared to the prior year period. The increase in health insurance expense was mainly driven by higher volume of claims as compared to the prior year period.

Landing fees and other rents for the nine months ended September 30, 2022 increased $38.8 million, or 16.8%, as compared to the prior year period. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in facility rent, gate charges, overfly fees and station baggage rent driven by increased operations, higher rent rates and the addition of new stations as well as new gates at our existing stations, period over period. Gate charges, overfly fees as well as a portion of facility rent and station baggage rent are variable in nature and vary based on factors such as the number of departures and passengers. As compared to the prior year period, departures increased by 24.4% and passenger flight segments increased by 27.2%. These increases were partially offset by an increase in signatory adjustment credits as compared to the prior year period. On a per-ASM basis, landing fees and other rents decreased, period over period, primarily due to a lower average rate per landing based on the location and volume of where we operated. This decrease on a per-ASM basis was partially offset by an increase in facility rent and gate charges, as mentioned above.
Depreciation and amortization for the nine months ended September 30, 2022 increased by $8.6 million, or 3.9%, as compared to the prior year period. The increase in depreciation expense on a dollar basis was primarily driven by an increase in computer hardware and software, spare rotables and leasehold improvements. On a per-ASM basis, depreciation and amortization expense decreased due to a change in the composition of our aircraft fleet between purchased aircraft (for which depreciation expense is recorded under depreciation and amortization) and leased aircraft (for which rent expense is recorded under aircraft rent). Since the prior year period, we have taken delivery of 15 new leased aircraft, which increased capacity but had no effect on depreciation expense.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $69.3 million and $69.2 million for the nine months ended September 30, 2022 and 2021, respectively. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $205.4 million and $179.9 million for the nine months ended September 30, 2022 and 2021, respectively.
Aircraft rent expense for the nine months ended September 30, 2022 increased by $24.7 million, or 13.3%, as compared to the prior year period. This increase in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2021, we have acquired 15 new aircraft financed under operating leases. The increase in aircraft rent was partially offset by a decrease in supplemental rent, period over period. The decrease in supplemental rent is driven by the accrual of lease return costs related to the purchase of four aircraft and two spare engines off lease made during the nine months ended September 30, 2021, partially offset by the accrual of lease return cost in the current year period related to our short-term spare engines. The decrease on a per-ASM basis was primarily due to the decrease in supplemental rent noted above.
Maintenance, materials and repairs expense for the nine months ended September 30, 2022 increased by $25.3 million, or 22.9%, as compared to the prior year period. The increase on a dollar basis was mainly due to a higher volume and aging of aircraft and maintenance events as a result of an increase of 15.1% in average daily aircraft utilization in the current period as compared to the prior year period. On a per-ASM basis, maintenance, materials and repairs expense remained stable, period over period.
Distribution costs increased by $36.5 million, or 38.4%, for the nine months ended September 30, 2022 as compared to the prior year period. The increase on a dollar basis was primarily due to increased sales volume. On a per-ASM basis, distribution costs increased primarily due to higher average fare resulting in an increase in credit card fees year over year.
Loss on disposal of assets for the nine months ended September 30, 2022 primarily consisted of $23.8 million related to the loss on eleven aircraft sale leaseback transactions completed during the nine months ended September 30, 2022 and $6.6 million related to the impairment of one spare engine during the first quarter of 2022 which was damaged beyond economic repair. Loss on disposal of assets for the nine months ended September 30, 2021 consisted of $1.1 million related to the loss on the sale of auxiliary power units ("APUs"), $0.6 million related to the loss on three aircraft sale leaseback transactions completed during the second and third quarters of 2021 and disposal of excess and obsolete inventory.
Special charges for the nine months ended September 30, 2022 consisted of $39.2 million in legal, advisory and other fees related to the former Merger Agreement with Frontier, JetBlue's unsolicited proposal to acquire all of our outstanding shares in an all-cash transaction and the JetBlue Merger Agreement as well as $32.7 million related to our retention bonus programs. Special credits for the nine months ended September 30, 2021 consisted of $342.2 million related to the grant component of the PSP agreement with the Treasury. In addition, we recorded $37.5 million related to the CARES Employee Retention credit. These special credits were partially offset by $2.0 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges (Credits)."
Other operating expenses for the nine months ended September 30, 2022 increased by $154.0 million, or 41.4%, as compared to the prior year period. The increase in other operating expenses on a dollar basis was primarily due to an increase in travel and lodging expense, ground handling expense and security expense, period over period, primarily as a result of an increase in operations. As compared to the prior year period, departures increased by 24.4%, and we had 27.2% more passenger flight segments, which drove increases in variable other operating expenses. In addition, we had higher passenger reaccommodation expense, period over period, related to a number of adverse weather events and increases in ATC programs and restrictions, which led to a significant number of flight delays and cancellations during the first half of 2022. The increase on a per-ASM basis was primarily attributable to higher ground handling expense, travel and lodging expense and passenger reaccommodation expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2022 primarily represented interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due in 2026 and the interest related to our convertible notes. In addition, our interest expense for the nine months ended September 30, 2022, includes favorable mark to market adjustments of $24.3 million to the derivative liability related to our convertible notes due 2026. Refer to "Notes to Condensed Consolidated Financial Statements—11. Fair Value Measurements" for additional information. Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2021 primarily represent interest related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes. As of September 30, 2022 and 2021, we had 73 and 72 aircraft financed through secured long-term debt arrangements, respectively.

During the nine months ended September 30, 2022, we had no loss on extinguishment of debt in our condensed consolidated statement of operations. Our loss on extinguishment of debt for the nine months ended September 30, 2021 primarily represents premiums paid to early extinguish a portion of our 8.00% senior secured notes and 4.75% convertible notes due 2025. In addition, it includes the write-off of related deferred financing costs and original issuance discount.

Our interest income for the nine months ended September 30, 2022 and 2021 represents interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2022 was 21.4%, compared to 10.1% for the nine months ended September 30, 2021. The increase in tax rate, as compared to the prior year period, is primarily due to an unfavorable permanent tax adjustment recorded during the nine months ended September 30, 2021, related to the repurchase of a portion of our convertible notes due 2025. Excluding this unfavorable permanent tax adjustment, our effective tax rate for the nine months ended September 30, 2021 would have been 21.1%. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations. As of September 30, 2022, we had $1,299.7 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

As of September 30, 2022, we had $25.4 million recorded within current maturities of long-term debt and finance leases on our condensed consolidated balance sheets related to our convertible notes due 2025. As of September 30, 2022, the convertible notes due 2025 may be converted by noteholders through December 31, 2022. During the second quarter of 2022, $2.8 million of our convertible notes due 2025 were converted to 217,226 shares of our voting common stock. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations," for additional information on the convertible notes due 2025.

As of September 30, 2022, we had $460.7 million, net of the related unamortized debt discount of $39.3 million, recorded within long-term debt, net and finance leases, less current maturities on our condensed consolidated balance sheets related to our convertible notes due 2026. As of September 30, 2022, the convertible notes due 2026 did not qualify for conversion by noteholders through December 31, 2022. Refer to "Notes to Condensed Consolidated Financial Statements —12. Debt and Other Obligations" for additional information on the convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the nine months ended September 30, 2022, we took delivery of 11 aircraft under sale leaseback transactions and 3 spare engines purchased with cash. During the nine months ended September 30, 2022, we made $196.3 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the nine months ended September 30, 2022, we paid $15.6 million in PDPs, net of refunds, and $13.3 million of capitalized interest for future deliveries of aircraft and spare engines. As of September 30, 2022, we had $496.8 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of September 30, 2022, we have secured financing for 40 aircraft to be leased directly from third-party lessors and 6 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2024. We do not have financing commitments in place for the remaining 108 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in the nine months ended September 30, 2022 used $32.3 million in cash compared to $277.0 million provided in the nine months ended September 30, 2021. Cash used by operating activities in the nine months ended September 30, 2022 is primarily related to the net loss in the period as well as an increase in deferred heavy maintenance, net and deferred income tax benefit in the period. These increases were partially offset by higher non-cash expense of depreciation and amortization as well as increases in air traffic liability, accounts payable and other liabilities.

Net Cash Flows Used In Investing Activities. During the nine months ended September 30, 2022, investing activities used $204.4 million, compared to $263.4 million used in the prior year period. The decrease was mainly driven by a decrease in PDPs paid, net of refunds, partially offset by any increase in purchases of property and equipment, year over year.

Net Cash Flows Used By Financing Activities. During the nine months ended September 30, 2022, financing activities used $143.4 million in cash compared to $286.1 million used in the nine months ended September 30, 2021. During the nine months ended September 30, 2022, we paid $139.8 million in debt principal payment obligations.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2022, our aircraft orders consisted of 114 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 114 aircraft, we have 6 aircraft scheduled for delivery in the remainder of 2022 and 17 aircraft scheduled for delivery in 2023. As of September 30, 2022, we had secured financing for the 6 aircraft scheduled for delivery from Airbus through the remainder of 2022, which will be financed through sale leaseback transactions. As of September 30, 2022, we do not have financing commitments in place for the remaining 108 Airbus aircraft on firm order through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the flight equipment purchase obligations in the table below.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of September 30, 2022, we are committed to purchase 13 PW1100G-JM spare engines, with deliveries through 2027.

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

In addition to the aircraft purchase agreement, as of September 30, 2022, we had secured 40 direct leases for aircraft with third-party lessors, with deliveries in the remainder of 2022 through 2024. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $8.6 million for the remainder of 2022, $92.7 million in 2023, $187.8 million in 2024, $216.4 million in 2025, $216.4 million in 2026, and $1,874.8 million in 2027 and beyond.

We have significant obligations for aircraft and spare engines as 78 of our 184 aircraft and 6 of our 29 spare engines are financed under operating leases. These leases expire between 2024 and 2040. Aircraft rent payments were $72.1 million and $62.9 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Aircraft rent payments were $205.0 million and $190.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

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

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of September 30, 2022 and the periods in which payments are due (in millions):

	Remainder of 2022	2023 - 2024	2025 - 2026	2027 and beyond	Total
Long-term debt (1)	$53	$559	$1,455	$1,029	$3,096
Interest and fee commitments (2)	33	215	135	104	487
Finance and operating lease obligations	77	592	518	2,278	3,465
Flight equipment purchase obligations (3)	297	1,953	2,651	863	5,764
Other (4)	75	56	36	19	186
Total future payments on contractual obligations	$535	$3,375	$4,795	$4,293	$12,998

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Includes interest accrued as of September 30, 2022 related to our variable-rate revolving credit facility.
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

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we are building a new headquarters campus and a 200-unit residential building. During the first quarter of 2022, we began building our new headquarters campus and a 200-unit residential building with an expected completion during the fourth quarter 2023. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Condensed Consolidated Financial Statements—9. Leases." Commitments related to the construction of the headquarters campus and the 200-unit residential building are included in the table above under the caption "Other."

Off-Balance Sheet Arrangements
As of September 30, 2022, we had lines of credit related to corporate credit cards of $20.1 million, from which we had drawn $1.2 million.

As of September 30, 2022, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $41.5 million. As of September 30, 2022, we had drawn $2.1 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of September 30, 2022, we did not hold any derivatives.
As of September 30, 2022, we had $11.4 million in uncollateralized surety bonds and $85.0 million in standby letters of credit, collateralized by $75.0 million of restricted cash, representing an off-balance sheet commitment, of which $25.7 million were issued letters of credit.

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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2022 represented approximately 36.2% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $173 million. As of September 30, 2022, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $106.3 million as of September 30, 2022.

Fixed-Rate Debt. As of September 30, 2022, we had $1,924.0 million outstanding in fixed-rate debt related to 43 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $1,716.7 million. In addition, as of September 30, 2022, we had $510.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $470.5 million and $108.8 million. As of September 30, 2022, we also had $525.4 million outstanding in convertible debt which had a fair value of $463.5 million.

Variable-Rate Debt. As of September 30, 2022, we did not have any outstanding variable-rate long term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
In 2017, we were sued in the Eastern District of New York in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to our practice of charging fees for ancillary products and services. The original action was dismissed by the District Court, however, following the plaintiff’s appeal to the Second Circuit, the case was remanded to the District Court for further review on the breach of contract claim. A hearing on our Motion for Summary Judgment and plaintiff’s Motion for Class Certification was held on December 10, 2021. The Court granted the plaintiff’s class certification motion on March 29, 2022. We subsequently filed a motion for reconsideration on April 26, 2022 and an oral argument was held on May 19, 2022. We intend to vigorously defend against this lawsuit. As of September 30, 2022, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
Following an audit by the IRS related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter 2018 through the fourth quarter 2020, on March 31, 2022, we were assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. We believe the assessment is without merit and intend to challenge the assessment; therefore, we have not recognized a loss contingency.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 8, 2022 (our "2021 10-K"), other than the risk factors disclosed in Item 1A "Risk Factors" contained in our Quarterly Report on the Form 10-Q for the quarter ended June 30, 2022, filed with the Securities and Exchange Commission on August 9, 2022, and the addition of the following risk factors. Investors are urged to review all such risk factors carefully.

If the Merger is not consummated, holders of convertible notes will not receive any adjustment to the conversion rate as a result of any prepayment of merger consideration or ticking fee, and holders of convertible notes or warrants will not receive the merger consideration that would have been paid at closing of the Merger.

The indentures governing each series of our convertible notes outstanding do not provide for an adjustment to the conversion rate or exercise price when payments are made by a third party to our stockholders, as JetBlue has agreed to do in the Merger Agreement. As a result, if the Merger is not consummated, convertible noteholders will not receive the benefit of these payments. With respect to the Company’s warrants, if the merger is not consummated, the exercise price of the warrants will be adjusted for each prepayment for which a record date has been set, but the remainder of the merger consideration will not be paid.

Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial conditions.

Our business is labor intensive, with labor costs representing approximately 32.4%, 39.3% and 26.0% of our total operating costs for 2021, 2020 and 2019, respectively. As of September 30, 2022, approximately 80% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive, because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. If our aircraft maintenance technicians (“AMTs”) vote to unionize, as further described below, we will be required to negotiated a collective bargaining agreement with the Aircraft Mechanics Fraternal Association (the “AMFA”). Any such negotiation may cause us to incur higher labor costs for our AMTs over the term of the agreement than we would have incurred absent such agreement. We may also become subject to additional collective bargaining agreements in the future if other non-unionized workers unionize.

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

In September 2022, ALPA notified us of its intent to amend the current CBA with our pilots and began negotiations. As of September 30, 2022, we continued to negotiate with ALPA.

In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. Our flight attendants ratified the agreement in May 2016. In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. As of September 30, 2022, we continued to negotiate with the AFA-CWA.

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

In August 2022, our aircraft maintenance technicians ("AMTs") voted to be represented by the Aircraft Mechanics Fraternal Association ("AMFA") as their collective bargaining agent. Currently, negotiation dates have not been scheduled. As of September 30, 2022, we had approximately 600 AMTs.

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

Airlines are often affected by factors beyond their control, any of which could harm our business, operating results and financial condition.

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, new travel-related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress, and supply chain disruptions, in particular those causing any inability to obtain, or delays in obtaining, aircraft or spare parts such as engines. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017, Hurricane Dorian in August 2019 and Hurricane Laura in August 2020) as well as southern Texas (such as Hurricane Harvey in August 2017), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico and the December 2019 and January 2020 earthquakes in Puerto Rico) can cause flight cancellations, significant delays and facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations, resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security, staffing shortages, as a result of COVID-19 or otherwise, or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19, could result in significant decreases in passenger traffic, the imposition of government restrictions in service, supply chain bottlenecks or issues, and staffing shortages and could have a material adverse impact on the airline industry. As a result of the COVID-19 pandemic, the U.S. government and government authorities in other countries around the world have implemented travel bans and other restrictions, which have drastically reduced consumer demand. For additional information, see “—The COVID-19 pandemic and measures to reduce its spread have had, and will likely continue to have, a material adverse impact on our business, results of operations and financial condition.” Any increases in travel-related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in January 2019 may have a negative impact on our operations and financial results. In addition, supply chain issues have led to delays in aircraft deliveries and negatively impacted our ability to source spare parts and complete maintenance on a timely basis, which could have an adverse effect on our business and results of operations.

If we are unable to attract and retain qualified personnel or fail to maintain our company culture, our business, results of operations and financial condition could be harmed.

Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, we currently face, and may continue to face, high employee turnover, including with respect to our pilots. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel. If we are unable to hire, train and retain qualified employees, our operations and business could be harmed and we may be unable to implement our growth plans. Since 2021, we have experienced a shortage of qualified workers as the U.S. labor market tightened, in particular shortages of qualified pilots. As a result, our operations were negatively impacted and our labor costs have increased substantially in 2021 and 2022, and we expect to continue to face labor shortages and higher costs in 2023. In addition, COVID-19-related absences have had an adverse effect on our operations, which may have a material adverse effect on our results of operations. These labor shortages may exacerbate other risks described in our 2021 10-K.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the third quarter of 2022. All stock repurchases during this period were made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1-31, 2022	—	$—	—	$—
August 1-31, 2022	1,227	24.48	—	—
September 1-30, 2022	—	—	—	—
Total	1,227	$24.48	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

2.1
Agreement and Plan of Merger, dated July 28, 2022, by and among Spirit Airlines, Inc., JetBlue Airways Corporation and Sundown Acquisition Corp., filed as Exhibit 2.1 to the Company’s Form 8-K dated August 15, 2022, is hereby incorporated by reference.

10.1
Termination Agreement, dated July 27, 2022, by and among Frontier Group Holdings, Inc., Top Gun Acquisition Corp. and Spirit Airlines, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K dated July 28, 2022, is hereby incorporated by reference.

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

SPIRIT AIRLINES, INC.

October 26, 2022	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer