Form 10-K
period 2022-12-31
Spirit Airlines, Inc.
filed 2023-02-06
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report        Yes  ☒     No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $2.6 billion computed by reference to the last sale price of the common stock on the New York Stock Exchange on June 30, 2022, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 1, 2023:

Class	Number of Shares
Common Stock, $0.0001 par value per share	109,124,750

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2022.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview
Spirit Airlines, Inc. ("Spirit Airlines"), headquartered in Miramar, Florida, offers affordable travel to value-conscious customers. Our all-Airbus fleet is one of the youngest and most fuel efficient in the United States. During 2022, we served 92 destinations in 16 countries throughout the United States, Latin America and the Caribbean. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally by offering customers unbundled base fares that remove components traditionally included in the price of an airline ticket. By offering customers unbundled base fares, we give customers the power to save by paying only for the Á La Smarte® options they choose, such as checked and carry-on bags, advance seat assignments, priority boarding and refreshments. We record revenue related to these options as non-fare passenger revenue, which is recorded within passenger revenues in our consolidated statements of operations.
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

Announcement of JetBlue Merger

On July 28, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each existing share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), to the extent paid (the “Approval Prepayment”) upon the adoption by Spirit stockholders of the Merger Agreement (or, in the event that the closing of the Merger (the “Closing”) occurs after the record date for the prepayment of, but before the payment date of, such Approval Prepayment Amount, to the extent payable after the Closing), and (B) an additional per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement after December 31, 2022 (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”). If an aggregate of $1.15 of Additional Prepayment Amounts has been paid out before consummation or termination of the Merger, Spirit stockholders will thereafter continue to receive monthly Additional Prepayments, at the same $0.10 per month rate, not to exceed $0.65 in the aggregate. The total potential cash receivable by Spirit stockholders, including the Approval Prepayment Amount and such aggregate Additional Prepayment Amounts, can therefore equal up to $34.15 per share, assuming the transaction closes on or after July 24, 2024.

JetBlue will pay or cause to be paid the Approval Prepayment Amount to Spirit stockholders as of the record date established by Spirit for the special meeting to approve the Merger Agreement within five business days following such Spirit stockholder approval. Thereafter, on or prior to the last business day of each month beginning after December 31, 2022 until the earlier of the Closing or termination of the Merger Agreement, JetBlue will also pay or cause to be paid the Additional Prepayment Amount to Spirit stockholders as of a record date not more than five business days prior to the last business day of such month. We expect payments made from JetBlue to Spirit stockholders will not impact our results of operations or cash flows. Under the terms of the Merger Agreement, JetBlue reimbursed Spirit for the $25.0 million Frontier Expenses discussed above.

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both Spirit's special meeting and the Approval Prepayment is September 12, 2022. Therefore, all Spirit stockholders of record as of September 12, 2022 are entitled to receive the Approval Prepayment in accordance with the Merger Agreement. On October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, on January 31, 2023, JetBlue paid the first Additional Prepayment of $0.10 per share to all Spirit stockholders of record as of January 25, 2023.

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
Retirement of A319 Aircraft
We operate a single-fleet type of Airbus A320-family aircraft that is one of the youngest in the United States. During the fourth quarter of 2022, we made the decision to accelerate the retirement of 29 of our A319 aircraft. These A319 aircraft had an average age of 16.3 years as of December 31, 2022. Excluding the A319 aircraft to be sold, the average age of our fleet would have been 5.2 years as of December 31, 2022. In addition, we are scheduled to take delivery of 144 new Airbus A320-family aircraft through 2027, potentially making ours the youngest fleet in the United States. Refer to “Notes to Consolidated Financial Statements— 1. Summary of Significant Accounting Policies" for additional information.
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
•The competitiveness of our industry;
•Volatility in fuel costs or significant disruptions in the supply of fuel;
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
•Our reliance on third-party service providers to perform functions integral to our operations, including for ground handling, fuel, catering, passenger handling, maintenance, reservations and other services;
•Our reliance on a limited number of suppliers for our aircraft and engines;
•Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the domestic U.S., Caribbean or Latin American markets;
•The success of the Free Spirit Program and the Spirit Saver$ Club®; and
•Our significant amount of aircraft-related fixed obligations and additional debt that we have incurred, and may incur in the future.
Our Business Model

Our ULCC business model provides guests low, unbundled base fares with a range of optional services, allowing guests the freedom to choose only the options they value. The success of our model is driven by our low-cost structure, which has historically permitted us to offer low base fares while maintaining high profit margins. During 2020, 2021 and 2022, the direct effects and residual impacts of the COVID-19 pandemic on our airline, including initial reduced travel demand and COVID-19 related restrictions, as well as prolonged impacts on supply chain, labor, and inflation, have resulted in net losses for each of those periods.
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
Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:
Ultra Low-Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets and support continued growth. Our operating costs per available seat mile ("CASM") of 11.67 cents in 2022 was significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:
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
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to generate significant non-ticket revenue, which enables our passengers to identify, select and pay for only the products and services they want to use. In implementing our unbundled strategy, we have grown non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $68 in 2022 generally by:
•charging for checked and carry-on baggage;
•passing through most distribution-related expenses;
•charging for premium seats and advance seat selection;
•applying dynamic pricing for ancillary products and services;
•maintaining consistent ticketing policies, including service charges for changes and cancellations;
•generating subscription revenue from our Spirit Saver$ Club®;
•deriving brand-based revenues from proprietary services, such as our FREE SPIRIT affinity credit card program;

•offering a combination of our most popular Á La Smarte® items at a discount, such as boost-it and bundle-it combos;
•offering third-party travel products (travel packages), such as hotel rooms, ground transportation (rental and hotel shuttle products) and attractions (show or theme park tickets) packaged with air travel on our website; and
•selling third-party travel insurance through our website.
Resilient Business Model and Customer Base. By focusing on price-sensitive travelers, we have historically maintained profitability or been impacted to a lesser degree than most of our competitors during volatile economic periods because we are not highly dependent on premium-fare business traffic. Our low fares and unbundled service offering appeal to price-sensitive travelers.
Well Positioned for Growth. We have developed a substantial network of destinations in U.S. domestic markets, targeted growth markets in the Caribbean and Latin America and high-volume routes flown by price-sensitive travelers. In the United States, we also have grown into large markets that, due to higher fares, have priced out those more price-sensitive travelers. We seek to balance growth between large domestic markets, large leisure destinations and opportunities in the Caribbean and Latin America according to current economic and industry conditions.
Experienced International Operator. We believe we have substantial experience in foreign aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2022, 2021 and 2020, no revenue from any one foreign country represented greater than 4% of our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
Financial Strength Achieved with Focus on Cost Discipline. We believe our ULCC business model has delivered strong financial results in both favorable and more difficult economic times. We have generated these results by:
•keeping a consistent focus on maintaining low unit operating costs;
•ensuring our sourcing arrangements with key third parties are regularly benchmarked against the best industry standards; and
•generating and maintaining an adequate level of liquidity to insulate against volatility in key cost inputs, such as fuel and in passenger demand that may occur as a result of changing general economic conditions.
Loyalty Programs
We operate the Spirit Saver$ Club®, which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags and seats, shortcut boarding and security, "Flight Flex" flight modification product, and exclusive offers on hotels, rental cars and other travel necessities. We also operate the Free Spirit loyalty program (the “Free Spirit Program”), which attracts members and partners and builds customer loyalty for us by offering a variety of awards, benefits and services. Free Spirit Program members earn and accrue points for dollars spent on our flights and services from non-air partners such as retail merchants, hotels or car rental companies or by making purchases with credit cards issued by partner banks and financial services providers. Points earned and accrued by Free Spirit Program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel.
Route Network
During 2022, our route network included over 385 markets served by 92 airports throughout the United States, Latin America and the Caribbean. For more details on the destinations to which we fly, refer to our route map on our website, www.spirit.com/en/route-map.
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

As of December 31, 2022, our top three largest network overlaps, as measured by overlapping available seat miles in metro markets, are with Southwest Airlines, American Airlines and Frontier Airlines. Our principal competitive advantage is our relative cost advantage which allows us to offer low base fares profitably. In 2022, our unit operating costs were among the lowest in the U.S. airline industry. We believe our low unit costs coupled with our relatively stable non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
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
Customers

We believe our customers are primarily leisure travelers who are paying for their own ticket and who make their purchase decision based largely on price. By maintaining a low-cost structure, we have historically been able to successfully sell tickets at low fares while maintaining a strong profit margin. During 2020, 2021 and 2022, the direct effects and residual impacts of the COVID-19 pandemic on our airline, including initial reduced travel demand and COVID-19 related restrictions, as well as prolonged impacts on supply chain, labor, and inflation, have resulted in net losses in each of those periods.
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
As of December 31, 2022, we had a fleet of 194 Airbus single-aisle aircraft, which are commonly referred to as “A320 family” aircraft. A320 family aircraft include the A319, A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2022, our fleet consisted of 31 A319ceos, 64 A320ceos, 69 A320neos and 30 A321ceos, and the average age of the fleet was 7.0 years. As of December 31, 2022, we had 106 aircraft, of which 46 aircraft are financed through fixed-rate long-term debt with 7 to 18 year terms, 27 aircraft are financed through enhanced equipment trust certificates ("EETCs") and 33 were purchased off lease. Refer to “Notes to Consolidated Financial Statements—12. Debt and Other Obligations” for information regarding our debt financing. As of December 31, 2022, we had 88 aircraft financed under operating leases with lease term expirations between 2024 and 2040. In addition, as of December 31, 2022, we had 6 spare engines financed under operating leases and owned 24 spare engines.
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus S.A.S. ("Airbus") for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. As of December 31, 2022, our firm aircraft orders consisted of 109 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. As of December 31, 2022, we had secured financing for 11 aircraft, scheduled for delivery from Airbus through 2024 which will be financed through sale leaseback transactions. In addition, as of December 31, 2022, we had 35 direct operating leases for A320neos and A321neos with third-party lessors, with deliveries expected through 2024.
During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2022, we are committed to purchase 19 PW1100G-JM spare engines, with deliveries through 2027. The firm aircraft orders provide for capacity growth as well as the flexibility to add to, or replace, the aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends.
Consistent with our ULCC business model, each of our aircraft is configured with a high density seating configuration, which helps us maintain a lower unit cost. Our high density seating configuration accommodates more passengers than those of our competitors when comparing the same type of aircraft.
Maintenance and Repairs
We maintain our aircraft in accordance with an FAA-approved maintenance program built from the manufacturers recommended maintenance schedule and maintained by our Technical Services department. Our maintenance technicians undergo extensive initial and recurrent training to ensure the safe operation of our aircraft. For the fifth year in a row, Spirit has achieved the FAA’s highest award for Technical Training, the Diamond Award of Excellence. This award is only achieved if 100% of technicians receive the FAA’s Aircraft Maintenance Technician (“AMT”) Certificate of Training.

Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Additionally, maintenance program tasks that may take up to two years to fully complete are performed periodically in line maintenance at scheduled day visits or segmented into overnight work packages. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that generally can take from one to four weeks to accomplish and typically are required approximately every 36 months. Heavy engine maintenance is generally performed every six years and includes a more complex scope of work. Due to our relatively small fleet size and projected fleet growth, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, heavy airframe maintenance checks, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for the majority of our current fleet with International Aero Engines AG ("IAE") and Pratt & Whitney for our engine overhaul services and with various maintenance providers on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.

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

We own and operate a 126,000-square-foot maintenance hangar facility, adjacent to the airfield at the Detroit Metropolitan Wayne County Airport (DTW). In addition, we lease and operate a 63,700-square-foot maintenance hangar facility and 35,900-square-foot maintenance warehouse, adjacent to the airfield at the Houston George Bush Intercontinental Airport (IAH). These hangars and warehouse allow us to reduce our dependence on third-party facilities and contract line maintenance. Please see “Properties—Ground Facilities.”
Employees
Our business is labor intensive, with labor costs representing approximately 22.1%, 32.4% and 39.3% of our total operating costs for 2022, 2021 and 2020, respectively. As of December 31, 2022, we had 3,184 pilots, 5,728 flight attendants, 89 dispatchers, 325 ramp service agents, 292 passenger service agents and 2,407 non-unionized personnel, including maintenance personnel (a union contract with the Aircraft Mechanics Fraternal Association ("AMFA") is currently under negotiation), airport agents/other and employees in administrative roles, for a total of 12,025 active employees compared to 9,823 active employees as of December 31, 2021. During the twelve months ended December 31, 2022, there were 2,616 employee terminations, including both voluntary and involuntary terminations, for an overall employee turnover rate of 26.6%. As of December 31, 2022, approximately 81% of our employees were represented by five labor unions. On an average full-time equivalent basis, for the full year 2022, we had 11,107 employees, compared to 9,218 in 2021.

FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown and be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements, including recurrent training and recent flying experience. Flight attendants must have initial and periodic competency training and qualification. For the year ended December 31, 2022, paid training hours for our pilots and flight attendants were 178,745 and 57,215 hours, representing 12.6% and 2.0% of total crew block hours, respectively. Mechanics, quality-control inspectors and dispatchers must be certificated and qualified for specific aircraft. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.

Consistent with our core values, we focus on hiring highly productive and qualified employees and ensure they have comprehensive training. Our training programs focus on and emphasize the importance of safety, customer service, productivity, and cost control. We provide continuous training for our crew members including technical training as well as regular training focused on safety and front-line training for our customer service teams. Our training programs include classroom learning, extensive real-world flying experience, and instruction in full flight simulators, as appropriate.

Our Diversity, Equity, Inclusion and Belonging ("DEI&B") journey began in 2020 with us listening, learning, and building awareness. Within two years, Spirit has implemented a DEI&B governance structure and commitment, including six Team Member-run employee resource groups to ensure all Team Members have a voice in paving our path; a Supplier Diversity program around a network of minority-owned business partners and diverse suppliers; and an activation plan to ensure purposeful change, which includes a focus on leadership representation, career and skill growth, and inclusion.

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

The Railway Labor Act, or RLA, governs our relations with labor organizations. Under the RLA, our collective bargaining agreements (CBAs) do not expire, but instead become amendable as of a stated date, subject to standard early opener provisions. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board, or NMB, appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even several years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists. If an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board, or PEB, may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of the “cooling off” periods, unless an agreement is reached or action is taken by Congress, the labor organization and the airline each may resort to “self-help,” including, for the labor organization, a strike or other labor action, and for the airline, the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. The table below sets forth our employee groups and status of their collective bargaining agreements.

Employee Groups	Representative	Amendable Date (1)
Pilots	Air Line Pilots Association, International (ALPA)	January 2025
Flight Attendants	Association of Flight Attendants (AFA-CWA)	September 2021
Dispatchers	Professional Airline Flight Control Association (PAFCA)	October 2023
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	November 2026
Passenger Service Agents	Transport Workers Union of America (TWU)	February 2027
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association (AMFA) (2)	N/A (2)

(1) Subject to standard early opener provisions.
(2) Collective bargaining agreement is currently under negotiation.

During the fourth quarter of 2022, we reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023. Per the terms of the new agreement, in 2023 we expect an increase of approximately $180 million in salaries, wages and benefits expense primarily related to increases in pay rates and 401(k) employer contributions.

In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. As of December 31, 2022, we continued to negotiate with the AFA-CWA.

Our dispatchers are represented by PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018.
Our ramp service agents are represented by IAMAW. Representation only applies to our Fort Lauderdale station where we have direct employees in the ramp service agent classification. In February 2020, the IAMAW notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our ramp service agents which became amendable in June 2020. On September 28, 2021, we filed an “Application for Mediation Services” with the NMB. We were able to reach a tentative agreement with the IAMAW with the assistance of the NMB on October 16, 2021. Our ramp service agents ratified the five-year agreement in November 2021.

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

In August 2022, our aircraft maintenance technicians ("AMTs") voted to be represented by AMFA as their collective bargaining agent. In November 2022, AMFA notified us of its intent to negotiate a CBA and began negotiations. As of December 31, 2022, we continued to negotiate with AMFA. As of December 31, 2022, we had approximately 600 AMTs.

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
In 2021, we focused on additional modernization capabilities to enhance the travel experience of our Guests. In cooperation with the TSA, our Automated Self Service Bag Drop project is installed and functioning in several airports. Our plan is to accelerate the deployment of this experience as well as to further enhance the customer convenience features. In addition, we have achieved a broad investment in a mobility tool for all our workforce that enhances productivity and capabilities. Furthermore, we believe the launch of our new Loyalty program has delivered an exceptional improvement in the Guest experience and utility. In 2021, the Azure Cloud migration of Data and Application continued and is expected to be completed by early 2023. Lastly, our secondary Operations Control Center in Orlando went into production mid-year and will provide substantial improvements in disaster recovery scenarios.
In 2022, we targeted the modernization of our crew applications and technologies to accelerate the response to irregular operations. These improvements involved upgrades to the main flight operations system, enabling and enhancing chat functionality for our crews, improving crew scheduling voice response, and providing real time operational monitoring capabilities. In addition to operations, we have made significant improvements to our digital transformation for Guest experience through the implementation of our customer data platform. We have successfully migrated our maintenance and flight operation systems to the Azure cloud. Our journey to full cloud continues, and we are on track to complete the transition in 2023.

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

In November 2021, the DOT reopened the comment period on an NPRM regarding short-term improvements to lavatory accessibility, including new proposed requirements for onboard wheelchairs (OBWs) (Part 1). This NPRM was to gather information about all aspects of OBW design, including stowage, before issuing any final binding regulation on the topic.

In March 2022, the DOT issued a NPRM (Part 2) requiring airlines to ensure that at least one lavatory on new single-aisle aircraft with at least 124 passenger seats is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s on-board wheel chair. If enacted as currently proposed, this NPRM (Part 2) would apply to new aircraft ordered 18 years or delivered 20 years after the effective date of a final rule.

In July 2022, the DOT published its Airline Passengers with Disabilities Bill of Rights, applicable to U.S. and foreign carriers, and required airlines to publish the same on their websites with appropriate email notifications sent to passengers with disabilities. The DOT continues to review potential rules regarding disabled passengers, including a NPRM scheduled to be released next year regarding wheelchair handling and training initiatives.

In July 2022, the Office of Aviation Consumer Protection (OACP) issued a notice urging airlines to provide seats to children 13 years or younger with an adult on the same booking with no additional charge. In response to the OACP’s notice, in January 2023, the DOT is expected to add to their website a Child Seating dashboard comparing reporting carriers and their procedures on seating children 13 years or younger with an adult on a booking.

In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from, or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other reasons. The NPRM will further define the terms “significant change” and “cancellation” and will require airlines and ticket agents to provide refunds if they receive significant financial assistance from the government as a result of a public health emergency. As of December 31, 2022, a final rule has not been issued; however, it is our understanding that the DOT will combine this NPRM with the July 2021 PRM, regarding refunding of certain checked bag fees and ancillary fees, and that the DOT anticipates issuing a final rule in November 2023.

At the end of August 2022, the DOT added an Airline Customer Service Dashboard to their website that compares what reporting carriers offer passengers during a significant controllable delay or cancellation.

In October 2022, the DOT issued a NRPM which would require airlines to increase disclosure of bag fees, change and cancellation fees, and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. The comment period closed on January 23, 2023.

In January 2021, the Biden Administration issued an executive order mandating that masks be worn on commercial aircraft. The mask mandate was struck down by a U.S. federal judge and consequently lifted on April 18, 2022. We will continue to follow all relevant guidelines and guidance to protect our Guests and staff, but we cannot forecast what additional safety requirements may be imposed in the future or the extent of any pre-travel testing requirements (See “International Regulation”) that may be under consideration in the United States and that may be in place, or renewed, in any foreign jurisdiction we serve, including the effect of such requirements on passenger demand or the costs or revenue impact that would be associated with complying with such requirements.

Additional rules and executive orders, including those pertaining to disabled passengers, may be issued. See “Risk Factors—Risks Related to Our Industry—Restrictions on, or increased taxes applicable to, charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.”

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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety, including rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2022, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. Any new or revised operational regulations in the future could result in further increased costs. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.
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

We will continue to comply with all contagious disease requirements issued by the US and foreign governments, but we cannot forecast what additional requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements. See, “Risk Factors—Risks Related to Our Business—We are subject to extensive and increasing regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
Security Regulation
The TSA was created in 2001 with the responsibility and authority to oversee the implementation, and ensure the adequacy of security measures at airports and other transportation facilities. Funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee); which as of December 19, 2014, was limited to a round-trip fee of $11.20. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.
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
Other Regulations
We are subject to certain provisions of the Communications Act of 1934, as amended, and are required to obtain an aeronautical radio license from the Federal Communications Commission, or FCC. To the extent we are subject to FCC requirements, we will take all necessary steps to comply with those requirements. We are also subject to state and local laws and regulations at locations where we operate and the regulations of various local authorities that operate the airports we serve. In addition, we are subject to the deployment of new 5G C-band service by wireless communications providers. The DOT and the FAA are currently working with AT&T and Verizon to create appropriate safeguards in the deployment of their new 5G C-band service, which includes the installation of buffer zones around airports and other measures. The DOT and the FAA have required that all U.S. based carriers have 5G C-Band-tolerant radio altimeters or install approved filters by February 2024.
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
Corporate Responsibility and Sustainability
We are committed to integrating environmental, social and governance (“ESG”) practices into and within our business practices and commit to sustainable operations which support the long-term success of our business, shareholders, Team Members, Guests and business partners. We have established four strategic focus areas of our ESG initiatives, practices and commitments: environment, social, workforce and governance. Recognizing the fundamental importance of ESG matters, Spirit’s Board and its committees provide guidance and oversight. The Nominating and Corporate Governance Committee is responsible for oversight of our ESG strategy and practices and periodically reports on these matters to the Board.
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

ITEM 1A.    RISK FACTORS

Cautionary Statement Regarding Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical facts are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. Additional risks or uncertainties (i) that are not currently known to us, (ii) that we currently deem to be immaterial, or (iii) that could apply to any company, could also materially adversely affect our business, financial condition, or future results. You should carefully consider the risks described below and the other information in this report. If any of the following risks materialize, our business could be materially harmed, and our financial condition and results of operations could be materially and adversely affected. References in this report to “Spirit,” “we,” “us,” “our,” or the “Company” shall mean Spirit Airlines, Inc., unless the context indicates otherwise.

Risks Related to Recent Events

We have agreed to certain restrictions on our business by accepting financing under the legislation enacted in response to the COVID-19 pandemic.

On March 27, 2020, the CARES Act was signed into law. The CARES Act provided liquidity in the form of loans, loan guarantees, and other investments to air carriers, such as us, that incurred, or are expected to incur, covered losses such that the continued operations of the business are jeopardized, as determined by the United States Department of the Treasury (the "Treasury").

On April 20, 2020, we entered into a Payroll Support Program ("PSP") agreement with the Treasury, pursuant to which we received a total of $344.4 million used exclusively to pay for salaries, wages and benefits for our employees through September 30, 2020. Of that amount, $73.3 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in the PSP, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of our common stock, at a strike price of $14.08 per share (the closing price for the shares of our common stock on April 9, 2020) with a fair value of $3.9 million. We registered the resale of the warrants pursuant to the warrant agreement with the Treasury in September and October 2020. The remaining amount of $267.2 million is in the form of a grant and was recognized in special credits in our consolidated statement of operations for the year ended December 31, 2020.

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

On December 27, 2020, the Consolidated Appropriations Act 2021 was signed into law which extended the PSP portion of the CARES Act through March 31, 2021 ("PSP2") and provided an additional $15 billion to fund PSP2 for employees of passenger air carriers. We entered into a new payroll support program agreement with the Treasury on January 15, 2021.During the first and second quarters of 2021, we received a total of $212.1 million through PSP2, used exclusively to pay for salaries, wages and benefits for our Team Members through March 31, 2021. Of that amount, $33.6 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in PSP2, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 shares of our common stock at a strike price of $24.42 per share (the closing price for the shares of our common stock on December 24, 2020) with a fair value of $2.8 million. The remaining amount of $175.6 million is in the form of a grant and was recognized in special credits in our consolidated statement of operations for the year ended December 31, 2021.

American Rescue Plan Act of 2021 ("ARP"), enacted on March 11, 2021, also authorized Treasury to provide additional assistance to passenger air carriers that received financial assistance under PSP2 ("PSP3"). Under the ARP, Treasury provided approximately $14 billion to fund PSP3 for employees of passenger air carriers. During the second quarter of 2021, we received $197.9 million under PSP3. Of that amount, $29.4 million is in the form of a low-interest 10-year loan. In addition, in connection with its participation in PSP3, we issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 80,539 shares of our common stock at a strike price of $36.45 per share (the closing price for the shares of our common stock on March 10, 2021) with a fair value of $1.5 million. The remaining amount of $167.0 million is in the form of a grant and was recognized in special credits in our consolidated statement of operations for the year ended December 31, 2021. Total warrants issued in connection with the PSP, PSP2 and PSP3 represent less than 1% of the outstanding shares of our common stock as of December 31, 2022.

In connection with our participation in PSP3, we are subject to certain restrictions and limitations, including, but not limited to:

•Limits on executive compensation through April 1, 2023; and

•Reporting requirements.

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

The CARES Act also provided an employee retention credit (“CARES Employee Retention credit”) which was a refundable tax credit against certain employment taxes. We qualified for the credit beginning on April 1, 2020 and received additional credits for qualified wages through December 31, 2020. The Consolidated Appropriations Act extended and expanded the availability of the CARES Employee Retention credit through June 30, 2021. Subsequently, the ARP extended and expanded the availability of the CARES Employee Retention credit through December 31, 2021, however, certain provisions apply only after December 31, 2020. During the first and second quarters of 2021, we recorded $37.5 million related to the CARES Employee Retention credit within special credits on our condensed consolidated statements of operations and within accounts receivable, net on our condensed consolidated balance sheet. We did not qualify for the employee retention credit for the third and fourth quarter of 2021. As of December 31, 2022, $40.8 million remained in accounts receivable, net on our consolidated balance sheet related to the CARES employee retention credit for the fourth quarter of 2020 and first and second quarters of 2021.

Finally, the CARES Act also provided for deferred payment of the employer portion of social security taxes through the end of 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. During 2020, we deferred $23.2 million in social security tax payments.

We cannot predict whether additional assistance will be required or available in the future, if needed. There can be no assurance that loans or other assistance will be available through the CARES Act or any future legislation, or whether we will be eligible to receive any additional assistance, if needed.

The deployment of new 5G C-band service by wireless communications service providers could have a material adverse effect on our operations, which in turn could negatively impact our business, results of operations and financial condition.

On January 17, 2022, various executives of U.S. passenger airlines and cargo carriers, and airline industry associations, warned the U.S. federal government of the potential adverse impact the imminent deployment of AT&T and Verizon’s new 5G C-band service would have on U.S. aviation operations. According to aviation leaders, the deployment of the new 5G C-band service could cause, among other consequences, operational and security issues, interference with critical aircraft instruments and adverse impact to low-visibility operations. Any of these consequences could potentially cause flight cancellations, diversions and delays, or could result in damage to our aircraft and other equipment and a diminished margin of safety in airline operations. The DOT and the FAA are currently working with AT&T and Verizon to create appropriate safeguards in the deployment of their new 5G C-band service, which includes the installation of buffer zones around airports. The DOT and the

FAA have required that all U.S. based carriers have 5G C-Band-tolerant radio altimeters or install approved filters by February 2024. Any additional requirements or restrictions imposed on airlines by the DOT, the FAA or other government agencies are uncertain, but could have an adverse effect on our operations. Any sustained impact to our operations could adversely affect our business, results of operations and financial condition.
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

The pursuit of the Merger and the preparation for our integration with JetBlue’s business is expected to place a significant burden on our management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could adversely affect our business, results of operations and financial condition.

We have incurred and will continue to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger. The substantial majority of these costs will be non-recurring expenses relating to the Merger, and many of these costs are payable regardless of whether or not the Merger is consummated. We also have been subject to, and may face additional, litigation related to the proposed Merger, which could prevent or delay the consummation of the Merger and result in significant costs and expenses.

Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and our results of operations and financial condition.

The Merger cannot be completed until conditions to closing are satisfied or (if permissible under applicable law) waived. The Merger is subject to numerous closing conditions, including among other things, (1) approval of the transactions by our stockholders (which was received on October 19, 2022); (2) receipt of applicable regulatory approvals, including approvals from the FCC, FAA and DOT and the expiration or early termination of the statutory waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and other competition laws, and other required regulatory approvals; (3) the absence of any law or order prohibiting the consummation of the transactions; and (4) the absence of any material adverse effect (as defined in the Merger Agreement) on the Company.

The failure to satisfy the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. Further, there can be no assurance that the conditions to the closing of the Merger will be satisfied or waived or that the Merger will be completed.

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

Although the Company and JetBlue have agreed to use reasonable best efforts, subject to certain limitations, to make certain governmental filings and obtain the required governmental approvals, including from the FCC, FAA and DOT, or expiration or earlier termination of relevant waiting periods, as the case may be, there can be no assurance that the relevant waiting periods will expire or be terminated or that the relevant approvals will be obtained. As a condition to approving the Merger, these governmental authorities may impose conditions, terms, obligations or restrictions or require divestitures or place restrictions on the conduct of the combined company's business after completion of the Merger. There can be no assurance that regulators will not impose conditions, terms, obligations or restrictions and that such conditions, terms, obligations or restrictions will not have the effect of delaying or preventing completion of the Merger or imposing additional material costs on or materially limiting the revenues of the combined company following the Merger, or otherwise adversely affecting, including to a material extent, our business, results of operations and financial condition after completion of the Merger. If we are required to divest assets or businesses, there can be no assurance that we will be able to negotiate such divestitures expeditiously or on favorable terms or that the governmental authorities will approve the terms of such divestitures. We can provide no assurance that these conditions, terms, obligations or restrictions will not result in the abandonment of the Merger.Any of the governmental authorities from which we need approvals may also sue us and JetBlue in U.S. federal court to prevent the Merger from being consummated. Defending any such lawsuit will be time-consuming and expensive and there can be no assurance that we and JetBlue would ultimately be successful.

Additionally, if the Merger is not consummated, Spirit stockholders and holders of Spirit's convertible notes and warrants will not receive the merger consideration that would have been paid at the closing of the Merger.

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

Our growth and the success of our ULCC business model could stimulate competition in our markets through our competitors’ development of their own ULCC strategies, new pricing policies designed to compete with ULCCs or new market entrants. Any such competitor may have greater financial resources and access to less expensive sources of capital than we do, which could enable them to operate their business with a lower cost structure, or enable them to operate with lower marginal revenues without substantial adverse effects, than we can. If these competitors adopt and successfully execute a ULCC business model, we could be materially adversely affected. In 2015, Delta Air Lines began to market and sell a “Basic Economy” product which was designed in part to provide its customers with a low base fare similar to Spirit. In 2017, American Airlines and United Airlines announced their own “Basic Economy” product and beginning in late 2019, other airlines like Alaska Airlines and JetBlue, have followed suit.
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
Aircraft fuel costs represented 34.1%, 27.8% and 18.6% of our total operating expenses for 2022, 2021 and 2020, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could disrupt oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East and Venezuela, Russia's ongoing conflict in Ukraine, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.
Aircraft fuel prices have been subject to high volatility, fluctuating substantially over the past several years. For example, our fuel prices spiked at a high of $3.82 per gallon, in the third quarter of 2022, and fell as low as $1.05 per gallon in the second quarter of 2020. We cannot predict the future availability, price volatility or cost of aircraft fuel. Due to the large proportion of aircraft fuel costs in our total operating cost base, even a relatively small increase or decrease in the price of aircraft fuel can have a significant negative impact on our operating costs or revenues and on our business, results of operations and financial condition.
The International Maritime Organization's (“IMO”) new low-sulfur fuel oil requirements for ships came into effect on January 1, 2020. Considering the general decline in jet fuel demand during 2020 due to the COVID-19 pandemic, it is still uncertain how the availability and price of jet fuel around the world will be affected by the implementation of the IMO 2020 Regulations. Increased costs and/or decreased supply of jet fuel may be material and could adversely affect the results of our operations and financial condition.
Fuel derivative activity, if any, may not reduce fuel costs.
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps (“jet fuel swaps”) and United States Gulf Coast jet fuel options (“jet fuel options”). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2022, we had no outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past we have not had, and in the future we may not have, sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. In a falling fuel price environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs.
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
During 2022, 2021 and 2020, we generated non-ticket revenues of $2,612.6 million, $1,807.8 million and $1,053.8 million, respectively. Our non-ticket revenues are generally generated from charges for, among other things, baggage, bookings through certain of our distribution channels, advance seat selection, itinerary changes and loyalty programs. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “Risks Related to Our Business—We are subject to extensive and increasing regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
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
•higher levels of unemployment and varying levels of disposable or discretionary income in part due to the effect of high inflation rates and rising interest rates in the United States;
•depressed housing and stock market prices; and
•lower levels of actual or perceived consumer confidence.
These factors can adversely affect, and from time to time have adversely affected, our results of operations, our ability to obtain financing on acceptable terms and our liquidity. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs, can reduce spending for price-sensitive leisure and business travel. For many travelers, in particular the price-sensitive travelers we serve, air transportation is a discretionary purchase that they may reduce or eliminate from their spending in difficult economic times. The overall decrease in demand for air transportation in the United States in 2008 and 2009 resulting from record high fuel prices and the economic recession required us to take significant steps to reduce our capacity, which reduced our revenues. Additionally, in 2020 and 2021, we were required to reduce our capacity as a result of a dramatic drop in demand due to, and restrictions imposed as a result of, the COVID-19 pandemic. Unfavorable economic conditions could also affect our ability to raise prices to counteract the effect of increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.
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

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, new travel-related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress, and supply chain disruptions, in particular those causing inability to obtain, or delays in obtaining, aircraft or spare parts such as engines. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017, Hurricane Dorian in August 2019, Hurricane Laura in August 2020 and Hurricane Ian in September 2022) as well as southern Texas (such as Hurricane Harvey in August 2017), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico and the December 2019 and January 2020 earthquakes in Puerto Rico) can cause flight cancellations, significant delays and facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations, resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security, staffing shortages, or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. For example, during 2022, a number of adverse weather events, as well as increases in air traffic control programs and restrictions, led to a significant number of flight delays and cancellations. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19, could result in significant decreases in passenger traffic, the imposition of government restrictions in service, supply chain bottlenecks or issues, and staffing shortages and could have a material adverse impact on the airline industry. For example, in 2020 and 2021, the U.S. government and government authorities in other countries around the world implemented travel bans, testing requirements and other restrictions in response to the COVID-19 pandemic and recommended against air travel, which drastically reduced consumer demand for air travel. Any resurgence of COVID-19 or another pandemic or public health crisis that results in similar or other restrictions could have a material adverse effect on our business and results of operations. Air travel is continuing its resurgence following widespread adoption of vaccines, but the situation is fluid and actual capacity adjustments could be different than what we currently expect. Any increases in travel-related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in January 2019 may have a negative impact on our operations and financial results. In addition, supply chain issues have led to delays in aircraft deliveries and negatively impacted our ability to source spare parts and complete maintenance on a timely basis, which could have an adverse effect on our business and results of operations.

Restrictions on or litigation regarding third-party membership discount programs could harm our business, operating results and financial condition.
We generate a relatively small but growing portion of our revenue from commissions, revenue share and other fees paid to us by third-party merchants for customer click-throughs, distribution of third-party promotional materials and referrals arising from products and services of the third-party merchants that we offer to our customers on our website. Some of these third-party referral-based offers are for memberships in discount programs or similar promotions made to customers who have purchased products from us, and for which we receive a payment from the third-party merchants for every customer that accepts the promotion. Certain of these third-party membership discount programs have been the subject of consumer complaints, litigation and regulatory actions alleging that the enrollment and billing practices involved in the programs violate various consumer protection laws or are otherwise deceptive. Any private or governmental claim or action that may be brought against us in the future relating to these third-party membership programs could result in our being obligated to pay damages or incurring legal fees in defending claims. These damages and fees could be disproportionate to the revenues we generate through these relationships. In addition, customer dissatisfaction or a significant reduction in or termination of the third-party membership discount offers on our website as a result of these claims could have a negative impact on our brand, and could have a material adverse effect on our business, results of operations and financial condition.
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

Our business is labor intensive, with labor costs representing approximately 22.1%, 32.4% and 39.3% of our total operating costs for 2022, 2021 and 2020, respectively. As of December 31, 2022, approximately 81% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive, because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. As further described below, our aircraft maintenance technicians ("AMTs") voted to be represented by the Aircraft Mechanics Fraternal Association (the “AMFA”). We are currently negotiating a collective bargaining agreement. Any such negotiation may cause us to incur higher labor costs for our AMTs over the term of the agreement than we would have incurred absent such agreement. We may also become subject to additional collective bargaining agreements in the future given the possibility that other non-unionized workers may unionize.
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

During the fourth quarter of 2022, we reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023. Per the terms of the new agreement, in 2023 we expect an increase of approximately

$180 million in salaries, wages and benefits expense primarily related to increases in pay rates and 401(k) employer contributions.
In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. Our flight attendants ratified the agreement in May 2016. In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. As of December 31, 2022, we continued to negotiate with the AFA-CWA.
Our dispatchers are represented by the PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018.
Our ramp service agents are represented by IAMAW. Representation only applies to our Fort Lauderdale station where we have direct employees in the ramp service agent classification. In February 2020, the IAMAW notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our ramp service agents which became amendable in June 2020. On September 28, 2021, we filed an “Application for Mediation Services” with the NMB. We were able to reach a tentative agreement with the IAMAW with the assistance of the NMB on October 16, 2021. Our ramp service agents ratified the five-year agreement in November 2021.
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
In August 2022, our AMTs voted to be represented by AMFA as their collective bargaining agent. In November 2022, AMFA notified us of its intent to negotiate a CBA and began negotiations. As of December 31, 2022, we continued to negotiate with AMFA.
If we are unable to reach an agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions or stoppages, such as the strike by our pilots in June 2010 and the operational disruption from pilot-related work action experienced in 2017. A strike or other significant labor dispute with our unionized employees is likely to adversely affect our ability to conduct business. Any agreement we do reach could increase our labor and related expenses.
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

The general worldwide economy has in the past experienced downturns due to the effects of the COVID-19 pandemic, the European debt crisis, unfavorable U.S. economic conditions and slowing growth in certain Asian economies, including general credit market crises, collateral effects on the finance and banking industries, energy price volatility, concerns about inflation, rising interest rates, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, geopolitical conflict, pandemic risks, government constraints on international trade and liquidity concerns. We cannot accurately predict the nature, extent, duration, effect or likelihood of any economic slowdown or the timing, strength or sustainability of a subsequent economic recovery worldwide or in the United States or the impact of the foregoing on the aviation industry.

Negative conditions in the general economy both in the United States and globally, including conditions resulting from changes in gross domestic product growth, declines in consumer confidence, labor shortages, inflationary pressures, rising interest rates, and financial and credit market fluctuations could result in decreases in spending on air travel and otherwise, increases in labor costs and delayed deliveries of aircraft, all of which could materially and adversely affect the growth of our business. In particular, although inflation in the United States has been relatively low in recent years, the U.S. economy has recently experienced a significant inflationary effect from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. While we cannot predict any future trends in the rate of inflation, there is currently significant uncertainty in the near-term economic outlook. Continued inflation would further raise our costs for labor, materials and services, which could negatively impact our profitability and cash flows. Additionally, we may be unable to raise our fares in amounts equal to the rate of inflation.

In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, IAE and Pratt & Whitney over the next several years, and we will need to finance these purchases. We may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of pre-delivery deposit payments (“PDPs”), or for other working capital. Factors that affect our ability to raise financing or access the capital markets include market conditions in the airline industry, economic conditions, the perceived residual value of aircraft and related assets, the level and volatility of our earnings, our relative competitive position in the markets in which we operate, our ability to retain key personnel, our operating cash flows and legal and regulatory developments. Regardless of our creditworthiness, at times the market for aircraft purchase or lease financing has been very constrained due to such factors as the general state of the capital markets and the financial position of the major providers of commercial aircraft financing.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 10.7 hours for 2022. During 2020 and, to a lesser extent, 2021, we operated our aircraft at lower utilization levels due to the COVID-19 pandemic and as such our average daily aircraft utilization of 6.9 hours and 9.7 hours, respectively, were low compared to prior years. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, outbreaks of pandemics or contagious diseases or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2022, the average age of our aircraft was approximately 7.0 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our consolidated balance sheet. Depending on their recoverability, these maintenance reserves may be expensed as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.
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

In 2021 and 2022, the DOT issued several NPRMs relating to air travel and airline ticketing and fees. In July 2021, the DOT issued a NRPM requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. In November 2021, the DOT reopened the comment period on a NPRM regarding short-term improvements to lavatory accessibility, including new proposed requirements for OBWs (Part 1). This NPRM was to gather information about all aspects of OBW design, including stowage, before issuing any final binding regulation on the topic. In March 2022, the DOT issued a NPRM (Part 2) requiring airlines to ensure that at least one lavatory on new single-aisle aircraft with at least 124 passenger seats is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s on-board wheel chair. If enacted as currently proposed, this NPRM (Part 2) would apply to new aircraft ordered 18 years or delivered 20 years after the effective date of a final rule. In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other reasons. The NPRM will further define the terms “significant change” and “cancellation” and will require airlines and ticket agents to provide refunds if they receive significant financial assistance from the government as a result of a public health emergency. As of December 31, 2022, a final rule has not been issued; however, it is our understanding that the DOT will combine this NPRM with the July 2021 NPRM, regarding the refunding of certain checked bag fees ancillary fees, and that the DOT anticipates issuing a final rule in November 2023. In October 2022, the DOT issued a NRPM which would require airlines to increase disclosure of bag fees, change and cancellation fees, and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. The comment period closed on January 23, 2023. If any of these NPRMs are enacted as proposed, they may increase our costs and our results of operations could be materially adversely affected.

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

For example, pursuant to the PSP, PSP2 and PSP3 Agreements with the Treasury, we were required to provide continued air service to certain markets for certain periods of time and we are subject to restrictions, along with additional reporting and recordkeeping requirements relating to the funds received under the three PSP programs and other programs to provide relief.

Government-imposed travel requirements and entry bans from certain countries based on emerging variants of the COVID-19 virus could be imposed in the future. We will continue to comply with all contagious disease requirements issued by the U.S. and foreign governments, but we cannot forecast what additional requirements may be imposed in the future or the extent of any pre-travel testing requirements that may be under consideration in the United States and that may be in place, or renewed, in any foreign jurisdiction we serve, including the effect of such requirements on passenger demand or the costs or revenue impact that would be associated with complying with such requirements.

Changes in legislation, regulation and government policy have affected, and may in the future have a material adverse effect on, our business.

Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, limits deductions for borrowers for net interest expense on debt. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to immigration policy; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) or the Tax Cuts and Jobs Act; public company reporting requirements; environmental regulation and antitrust enforcement. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve.

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
Our growth strategy includes acquiring additional aircraft, increasing the frequency of flights and size of aircraft used in markets we currently serve, and expanding the number of markets we serve where our low-cost structure would likely be successful. Effectively implementing our growth strategy is critical for our business to achieve economies of scale and to sustain or increase our profitability. We face numerous challenges in implementing our growth strategy, including our ability to:
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

In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information with a high degree of reliability. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our third-party service provider experiences operational failures or claims that it cannot perform as a result of a force majeure, due to the effects of COVID-19 or otherwise, we may not be able to operate our reservation system. If our reservation system fails or experiences interruptions, and we are unable to book seats for any period of time, we could lose a significant amount of revenue as customers book seats on competing airlines. We have experienced short duration reservation system outages from time to time and may experience similar outages in the future. For example, in November 2010, we experienced a significant service outage with our third-party reservation service provider on the day before Thanksgiving, one of the industry’s busiest travel days and in August 2013, we experienced a 13-hour outage that affected our sales and customer service response times. We also rely on third-party service providers of our other automated systems for technical support, system maintenance and software upgrades. If our automated systems are not functioning or if the current providers were to fail to adequately provide technical support or timely software upgrades for any one of our key existing systems, we could experience service disruptions, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. In the event that one or more of our primary technology or systems’ vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all and any transition time to a new system may be significant.
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
Our business strategy includes expanding our portfolio of ancillary products and services. There can be no assurance that passengers will pay for additional ancillary products and services or that passengers will continue to choose to pay for the ancillary products and services we currently offer. Further, regulatory initiatives could adversely affect ancillary revenue opportunities. Failure to maintain our non-ticket revenues would have a material adverse effect on our results of operations and financial condition. Please see “Risks Related to Our Industry—Restrictions on, or increased taxes applicable to, charges for ancillary products and services paid by airline passengers and burdensome consumer protection regulations or laws could harm our business, results of operations and financial condition.”
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
Although we seek to monitor the performance of third parties that provide us with our reservation system, ground handling, catering, passenger handling, engineering, maintenance services, refueling and airport facilities, the efficiency, timeliness and quality of contract performance by third-party service providers are often beyond our control, and any failure by our service providers to perform their contracts, including as a result of operational failures or a force majeure, due to the effects of COVID-19 or otherwise, may have an adverse impact on our business and operations. For example, in 2008, our call center provider went bankrupt. Though we were able to quickly switch to an alternative vendor, we experienced a significant business disruption during the transition period and a similar disruption could occur in the future if we changed call center providers or if an existing provider ceased to be able to serve us. We expect to be dependent on such third-party arrangements for the foreseeable future.
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

In the past, we have experienced a relatively high number of customer complaints related to, among other things, our customer service and reservations and ticketing systems. In particular, we generally experience a higher volume of complaints when we make changes to our unbundling policies, such as charging for baggage. In addition, in 2009, we entered into a consent order with the DOT for our procedures for bumping passengers from oversold flights and our handling of lost or damaged baggage. Under the consent order, we were assessed a civil penalty of $375,000, of which we were required to pay $215,000 based on an agreement with the DOT and not having similar violations in the year after the date of the consent order. Further, media reports about incidents on our aircraft unrelated to customer complaints could negatively impact our reputation and our operations. If we do not meet our customers’ expectations with respect to reliability and service, customers could decide not to fly with us, which would materially adversely affect our business and reputation.
We depend on a limited number of suppliers for our aircraft and engines.

One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. In late 2022, we were notified by Airbus that a number of the aircraft we originally had scheduled for delivery in 2023 will be delayed into 2024 and beyond. These delays have required us to reduce capacity expectations for the next year or so. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. Since the addition of A320neo aircraft in 2016, we had experienced introductory issues with the new-generation PW1100G engines, designed and manufactured by Pratt & Whitney, which had previously resulted in diminished service availability of such aircraft. Beginning in the second half of 2020, the A320neo aircraft fleet reliability had stabilized and the PW1100G engine technical issues had improved. However, beginning in the second half of 2022, we began experiencing reliability issues with the PW1100G engines once again resulting in diminished service availability of aircraft. Supply chain delivery issues and limited capacity at engine maintenance, repair, and overhaul (“MRO”) shops available to service PW1100G engines have resulted in extended turnaround time to perform the modifications required to improve the reliability of these engines. These impacts are expected to continue throughout 2023, until supply chain and engine MRO shop capacity returns to required levels to support our growth.

We cannot be certain that new technical issues may be mitigated given the relatively short life these engines have been in service. We continuously work with the engine manufacturer to secure support and relief in connection with possible engine related operation disruptions. Should appropriate design or mechanical modifications not be implemented or not be effective, this could materially adversely affect our business, results of operations and financial condition. These types of events, if appropriate design or mechanical modifications cannot be implemented, could materially adversely affect our business, results of operations and financial condition. Moreover, the use of our aircraft could be suspended or restricted by regulatory authorities in the event of actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft, engines or components that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft, engines or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.
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
We are subject to increasingly stringent federal, state, local and foreign laws, regulations and ordinances relating to the protection of the environment, including those relating to emissions to the air, discharges to surface and subsurface waters, safe drinking water and the management of hazardous substances, oils and waste materials. Compliance with all environmental laws and regulations can require significant expenditures and any future regulatory developments in the United States and abroad could adversely affect operations and increase operating costs in the airline industry. For example, climate change legislation was previously introduced in Congress and such legislation could be re-introduced in the future by Congress and state legislatures, and could contain provisions affecting the aviation industry, compliance with which could result in the creation of substantial additional costs to us. Similarly, the EPA issued a rule that regulates larger emitters of greenhouse gases. Future operations and financial results may vary as a result of such regulations. Compliance with these regulations and new or existing regulations that may be applicable to us in the future could increase our cost base and could have a material adverse effect on our business, results of operations and financial condition.

There is also an increasing international focus on climate change, carbon emissions and environmental regulation. The principal deputy assistant secretary for aviation and international affairs at the DOT spent the last 25 years working on international aviation climate change policy at Environmental Defense Fund. This may signal increased emphasis on new environmental regulation on commercial aviation.

Members of the International Civil Aviation Organization (“ICAO”) have been negotiating a global agreement in greenhouse gas emissions for the aviation industry. In October 2016, the ICAO adopted the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. Further, in June 2018 the ICAO adopted standards pertaining to the collection and sharing of information in international aviation emissions beginning in 2019. We are a participant in the CORSIA program. The CORSIA will increase operating costs for Spirit and other U.S. airlines that operate internationally. The CORSIA is being implemented in phases beginning with a voluntary pilot which began in 2021 and will continue through 2023. The COVID-19 pandemic has depressed international aviation such that 2020 emissions will not be included in setting a baseline. Airlines will have until January 2025 to cancel eligible emissions units to comply with their total offsetting requirements for the pilot phase. From 2021, all flights will be subject to offsetting with certain exceptions. Certain details are still being developed and the impact cannot be fully predicted. Compliance with CORSIA could significantly increase our operating costs. The potential impact of CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that we would need to acquire, the efficiency of our fleet and the number of flights subject to these requirements. These costs have not been completely defined and could fluctuate.

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

Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team. Competition for highly qualified personnel is intense. For example, the executive compensation limitations under the PSP programs may hinder our ability to retain our executive officers or other key employees. The loss of any executive officer or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-person life insurance on our management team.
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

Risks Related to Our Programs

The success of the Free Spirit Program and the Spirit Saver$ Club® program depend on the success of the Company.

The Free Spirit Program and the Spirit Saver$ Club® program depend on our continued success as a commercial airline and our continued performance under certain Free Spirit Agreements. The success or failure of our business will have a direct impact the success and the value of the Free Spirit Program and the Spirit Saver$ Club® program.

Business decisions made by the Company, including with respect to ticket prices, routes, the location of hubs, cabin designs, safety procedures, any initiatives to retain customers and otherwise, could have an adverse impact on our appeal to air travelers, which could negatively affect participation in the Free Spirit Program and the Spirit Saver$ Club® program, damage our reputation or harm our relationships with the Free Spirit Partners. For instance, certain business decisions may negatively adjust the rate at which points are purchased by third parties under the terms of the applicable Free Spirit Agreement, and decisions by the Company with respect to mergers, divestitures or other corporate events may provide for termination rights of third parties under Free Spirit Agreements, each of which could have a material adverse effect on the financial and operational success, as well as the appraised value of the Free Spirit Program and the Spirit Saver$ Club® program.

The success of the Free Spirit Program and the Spirit Saver$ Club® program may be harmed by decisions or actions of our partners that are beyond our control.

The Free Spirit Program and the Spirit Saver$ Club® program depend in part on the decisions or actions of our partners. For example, issuers of our co-branded credit cards have certain rights to alter terms and conditions of the credit card accounts of their customers, including finance charges and other fees and required minimum monthly payments, in order to maintain their competitive position in the credit card industry or to comply with, among other things, regulatory guidelines, relevant law or prudent business practices. Changes in the terms of such credit card accounts may reduce the number of new accounts, the volume of credit card spend or negatively impact account retention, which in turn may reduce the number of points accrued and sold or impact the Free Spirit Program. Although issuers of our co-branded credit cards may consult the Company prior to implementing any such changes, no assurance can be given that issuers of our co-branded credit cards will not take actions that adversely affect the success of Free Spirit Program and the Spirit Saver$ Club® program.

Covenant restrictions on the Free Spirit Program and the Spirit Saver$ Club® program in our debt agreements will impose restrictions on our operations, and if we are not able to comply with such covenants, our creditors could accelerate our indebtedness or exercise other remedies.

The covenants in the indenture governing the Secured Notes contains a number of provisions that impose restrictions on the Free Spirit Program and the Spirit Saver$ Club® program which, subject to certain exceptions, limit the ability of the Company to, among other things, amend the policies and procedures of the Free Spirit Program and the Spirit Saver$ Club® program in a manner that would be reasonably expected to have a material adverse effect, compete with the Free Spirit Program and the Spirit Saver$ Club® by establishing another mileage or loyalty program (subject to certain exceptions) and sell pre-paid miles in excess of $25.0 million annually and $125.0 million in the aggregate. The indenture contains additional restrictions on the Free Spirit Program and the Spirit Saver$ Club® program, including the ability to terminate or modify certain licenses and certain material Free Spirit Agreements. The indenture also requires Spirit to maintain a minimum liquidity of at least $400.0 million on a daily basis. Such covenants are in addition to the other restrictions in the indenture, such as restrictions on the ability of the issuers and guarantors of the Secured Notes to make restricted payments, incur additional indebtedness, enter into certain transactions with affiliates, create or incur certain liens on the collateral, merge, consolidate, or sell assets, sell, transfer or otherwise convey the collateral and designate certain subsidiaries as unrestricted.

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

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2022, we had $1,870.7 million in aircraft-related debt and $1,771.7 million of other long-term debt on our consolidated balance sheet. In 2022 and 2021, we made scheduled principal payments of $193.0 million and $470.0 million on our outstanding debt obligations, respectively. As of December 31, 2022, we had future principal debt obligations of $3.6 billion, of which $336.6 million is due in 2023.

In 2022 and 2021, we paid the lessors rent of $286.0 million and $252.2 million, respectively. As of December 31, 2022, we had future aircraft and spare engine operating lease obligations of approximately $4.0 billion.

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

Downgrades in our credit ratings could increase future debt financing costs and limit the future availability of debt financing.

Our credit ratings are important to our cost and availability of capital. The major rating agencies routinely evaluate our credit profile and assign credit ratings to us. This evaluation is based on a number of factors, which include financial strength, business and financial risk, transparency with rating agencies, and timeliness of financial reporting. We have recently experienced downgrades in our credit ratings based on our increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic and a recent deterioration in the general macroeconomic environment. Our credit rating was downgraded by Fitch to BB- and again to B+ in April 2020 and November 2022, respectively, and by S&P Global to B in June 2020. In September 2022, the credit rating of our Spirit Airlines Pass Through Trust Certificates Series 2015-1 Class C and our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class C was downgraded by Fitch from BBB to BBB-. In June 2020, the credit ratings of our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class A and B were downgraded by S&P Global to BBB and BB-, respectively. In November 2022, the credit ratings of our Spirit Airlines Pass Through Trust

Certificates Series 2015-1 Class B and Series 2017-1 Class B were downgraded by Fitch to BBB- from BBB, respectively. In November 2020, the credit ratings of our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class AA and C were downgraded by S&P Global to AA- and BB, respectively. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our ratings levels, the airline industry, or us, it could increase future debt financing costs and limit the future availability of debt financing, which would have an adverse effect on our business, results of operations and financial condition.

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

For additional information, refer to “Notes to Consolidated Financial Statements—12. Debt and Other Obligations” and “Notes to Consolidated Financial Statements—9. Equity.”

We are highly dependent upon our cash balances and operating cash flows.

As of December 31, 2022, we have a revolving credit facility, maturing in 2024, for up to $300.0 million which was undrawn and available as of December 31, 2022. For additional information, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements—12. Debt and Other Obligations.” This credit facility is not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft-related fixed obligations. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations in order to mitigate the impact of COVID-19 on our financial position and operations, including through the payroll support program or loan program with the Treasury and offerings of our common stock, Secured Notes and Convertible Notes. For additional information, refer to “Notes to Consolidated Financial Statements—12. Debt and Other Obligations” and “Notes to Consolidated Financial Statements—9. Equity.” In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. Although our credit card processors currently do not have a right to hold back credit card receipts to cover repayment to customers, if we fail to maintain certain liquidity and other financial covenants, their rights to holdback would be reinstated, which would result in a reduction of unrestricted cash that could be material. In addition, we are required by some of our aircraft lessors to fund reserves in cash in advance for scheduled maintenance, and a portion of our cash is therefore unavailable until after we have completed the scheduled maintenance in accordance with the terms of the operating leases. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

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

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in the PSP, PSP2 and PSP3, we issued to the Treasury 739,089 warrants which may be exercised for shares of our common stock in consideration for the receipt of funding from the Treasury. See “Risks Related to Recent Events—We have agreed to certain restrictions on our business by accepting financing under the legislation enacted in response to the COVID-19 pandemic.” Additionally, in 2020 we issued 9,000,000 shares pursuant to our ATM Program and in 2021 we completed the registered direct placement of 10,594,073 shares of our voting common stock. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. The indenture for the 4.750% convertible senior notes due 2025 (the “2025 Convertible Notes”) and the 1.00% convertible senior notes due 2026 (the “2026 Convertible Notes”, and together with the 2025 Convertible Notes, the “Convertible Notes”) does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the Convertible Notes, may significantly decline. In addition, any issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including holders of our Convertible Notes who have received shares of our common stock upon conversion of their Convertible Notes.

Conversion of the Convertible Notes may dilute the ownership interest of existing stockholders, including holders of the Convertible Notes who have previously converted their Convertible Notes.

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
•general and industry-specific economic conditions, including the level of inflation;
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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2022, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2022, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
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

We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and fund share repurchases under programs approved by our Board of Directors. We do not intend to pay cash dividends in the foreseeable future. The Merger Agreement restricts us from declaring or paying dividends without JetBlue's consent until the Merger is completed or the Merger Agreement is terminated. Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our Board of Directors deems relevant. The timing of any share repurchases under share repurchase programs will depend upon market conditions, our capital allocation strategy and other factors. Additionally, the Merger Agreement restricts us from repurchasing shares of our common stock without JetBlue’s consent until the Merger is completed or the Merger Agreement is terminated.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2022, we operated a fleet of 194 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned (1)	Number Leased
A319	145	16.3	31	29	2
A320ceo	182	8.2	64	36	28
A320neo	182	2.1	69	11	58
A321	228	6.0	30	30	—
		7.0	194	106	88
(1) Includes one aircraft recorded as a failed sale-leaseback. Refer to “Notes to Consolidated Financial Statements—12. Debt and Other Obligations" and "Notes to Consolidated Financial Statements—13. Leases" for additional information.
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement includes a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. As of December 31, 2022, our firm aircraft orders consisted of 109 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. As of December 31, 2022, we had secured financing for 11 aircraft, scheduled for delivery from Airbus through 2024, which will be financed through sale leaseback transactions. In addition, we had 35 direct operating leases for A320neos and A321neos with third-party lessors, with deliveries expected through 2024. During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2022, we were committed to purchase 19 PW1100G-JM spare engines, with deliveries through 2027.
During the fourth quarter of 2022, we made the decision to accelerate the retirement of 29 of our A319 aircraft. These A319 aircraft had an average age of 16.3 years as of December 31, 2022. Excluding the A319 aircraft to be sold, the average age of our fleet would have been 5.2 years as of December 31, 2022. In addition, we are scheduled to take delivery of 144 new Airbus A320-family aircraft through 2027, potentially making ours the youngest fleet in the United States. Refer to “Notes to Consolidated Financial Statements— 1. Summary of Significant Accounting Policies" for additional information.
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

As of December 31, 2022, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 23% of our capacity operating through FLL during 2022. We operate primarily out of Terminals 3 & 4 at FLL. We currently use up to thirteen gates simultaneously at Terminal 3 and Terminal 4. We have preferential access to six of the Terminal 4 gates, preferential access to four of the Terminal 3 gates, common use access to the four airport controlled Terminal 4 gates, and common use access to the one airport controlled Terminal 3 gate. Other airports through which we conduct significant operations include Orlando International Airport (MCO), McCarran International Airport (LAS) and Los Angeles International Airport (LAX).

Our largest maintenance facility is a hangar currently located at DTW. The lease with the DTW airport authority expires in September 2032. Our second largest maintenance facility is a hangar and warehouse currently located at IAH. We also conduct additional maintenance operations in leased facilities in Fort Lauderdale, Florida; Chicago, Illinois; Atlantic City, New Jersey; Dallas, Texas; Las Vegas, Nevada; Orlando, Florida; Atlanta, Georgia; Myrtle Beach, South Carolina; Fort Myers,

Florida; Philadelphia, Pennsylvania; Baltimore, Maryland; Latrobe, Pennsylvania; Miami, Florida; Tampa, Florida; New Orleans, Louisiana and Los Angeles, California.
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
During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we are building a new headquarters campus and a 200-unit residential building. During the first quarter of 2022, we began building our new headquarters campus and a 200-unit residential building with an expected completion during the first quarter of 2024.
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
In 2017, a purported class action lawsuit was filed against us in the Eastern District of New York, styled Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to our practice of charging fees for ancillary products and services. The original action was dismissed by the District Court, however, following the plaintiff’s appeal to the Second Circuit, the case was remanded to the District Court for further review on the breach of contract claim. A hearing on our Motion for Summary Judgment and plaintiff’s Motion for Class Certification was held on December 10, 2021. The Court granted the plaintiff’s class certification motion on March 29, 2022. We subsequently filed a motion for reconsideration on April 26, 2022 and an oral argument was held on May 19, 2022. We intend to vigorously defend against this lawsuit. As of December 31, 2022, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
Following an audit by the IRS related to the collection of federal excise taxes on optional passenger seat selection charges covering the second quarter of 2018 through the fourth quarter of 2020, on March 31, 2022, we were assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. We believe the assessment is without merit and intend to challenge the assessment; therefore, we have not recognized a loss contingency.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol "SAVE." As of January 27, 2023, there were approximately 69 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2023 Proxy Statement is incorporated herein by reference.
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
Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2022. Repurchases of equity securities during the period include repurchases made from employees who received restricted stock and performance share awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2022	814	$19.04	—	$—
November 1-30, 2022	—	—	—	—
December 1-31, 2022	27,420	19.57	—	—
Total	28,234	$19.56	—
During the first three quarters of 2022, we repurchased approximately 78 thousand shares for a total of $1.8 million. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock awards or performance share awards.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the the NYSE ARCA Airline Index and the S&P 500 Index for the period beginning on December 31, 2017 and ending on December 31, 2022. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 31, 2017, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2017 to December 31, 2022, is not necessarily indicative of future results.

Spirit
NYSE ARCA Airline Index
S&P 500 Index
300
250
200
150
100
50
0
12/31/17
12/31/18
12/31/19
12/31/2020
12/31/2021
12/31/2022

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
Spirit	$100.00	$129.14	$89.88	$54.52	$48.72	$43.43
NYSE ARCA Airline Index	$100.00	$78.60	$96.47	$73.09	$71.82	$46.73
S&P 500 Index	$100.00	$95.61	$125.70	$148.81	$191.48	$156.77

ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of fiscal year 2022 compared to fiscal year 2021 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2020 items and fiscal year 2021 compared to fiscal year 2020, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the United States Securities and Exchange Commission on February 8, 2022 and is incorporated herein by reference.
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

2022 Year in Review
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

Announcement of JetBlue Merger

On July 28, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each existing share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), to the extent paid (the “Approval Prepayment”) upon the adoption by Spirit stockholders of the Merger Agreement (or, in the event that the closing of the Merger (the “Closing”) occurs after the record date for the prepayment of, but before the payment date of, such Approval Prepayment Amount, to the extent payable after the Closing), and (B) an additional per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement after December 31, 2022 (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”). If an aggregate of $1.15 of Additional Prepayment Amounts has been paid out before consummation or termination of the Merger, Spirit stockholders will thereafter continue to receive monthly Additional Prepayments, at the same $0.10 per month rate, not to exceed $0.65 in the aggregate. The total potential cash receivable by Spirit stockholders, including the Approval Prepayment Amount and such aggregate Additional Prepayment Amounts, can therefore equal up to $34.15 per share, assuming the transaction closes on or after July 24, 2024.

JetBlue will pay or cause to be paid the Approval Prepayment Amount to Spirit stockholders as of the record date established by Spirit for the special meeting to approve the Merger Agreement within five business days following such Spirit stockholder approval. Thereafter, on or prior to the last business day of each month beginning after December 31, 2022 until the earlier of the Closing or termination of the Merger Agreement, JetBlue will also pay or cause to be paid the Additional Prepayment Amount to Spirit stockholders as of a record date not more than five business days prior to the last business day of such month. We expect payments made from JetBlue to Spirit stockholders will not impact our results of operations or cash flows. Under the terms of the Merger Agreement, JetBlue reimbursed Spirit for the $25.0 million Frontier Expenses discussed above.

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both Spirit's special meeting and the Approval Prepayment is September 12, 2022. Therefore, all Spirit stockholders of record as of September 12, 2022 are entitled to receive the Approval Prepayment in accordance with the Merger Agreement. On October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, on January 31, 2023, JetBlue paid the first Additional Prepayment of $0.10 per share to all Spirit stockholders of record as of January 25, 2023.

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

Summary of Results

During 2022, we generated a pre-tax loss of $700.7 million and a net loss of $554.2 million, $(5.10) per share, compared to a pre-tax loss of $520.3 million and a net loss of $472.6 million, $(4.50) per share, in 2021. The increase in pre-tax loss was primarily driven by a 74.3% increase in fuel price per gallon and a 21.2% increase in fuel gallons consumed, period over period. In addition, the increase in pre-tax loss was attributable to $420.2 million in special charges during the twelve months ended December 31, 2022 compared to $377.7 million in special credits in the same period in the prior year. Refer to “Notes to Consolidated Financial Statements— 3. Special Charges and Credits" for additional information. The net loss incurred in the period was partially offset by an increase in operating revenues due to a 23.8% increase in our traffic and a 26.6% increase in average yield, year over year. In 2022, we increased our capacity by 19.2%, as compared to 2021.
For the year ended December 31, 2022, we had a negative operating margin of 11.8% on $5,068.4 million in operating revenues. TRASM in 2022 was 10.44 cents, an increase of 31.7% compared to the prior year. Total revenue per passenger flight segment increased 25.7%, year over year, from $104.80 to $131.78. The increase in total fare revenue per passenger flight segment was primarily due to an increase of 26.6% in average yield, year over year. Fare revenue per passenger flight segment increased 38.3%, while non-ticket revenue per passenger flight segment increased by 15.8%, as compared to the prior year. The increase in non-ticket revenue per passenger flight segment was primarily attributable to increases in bag revenue, passenger usage fee revenue, seat revenue, boost-it revenue and change fee revenue, per passenger flight segment, as compared to the prior year.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model. Our unit operating costs continue to be among the lowest of any airline in the United States. During 2022, our Adjusted CASM ex-fuel was 6.73 cents as compared to 6.74 cents for 2021. The decrease on a per-ASM basis was primarily due to improved air travel demand, as compared to the prior year period, which drove an increase of 19.2% in ASMs, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on primarily fixed costs such as depreciation and amortization expense, landing fees and other rents expense, salaries, wages, and benefits expense and aircraft rent expense. On a per-ASM basis, these decreases were partially offset by increases in ground handling expense and travel and lodging expense, period over period.
In addition, in recent years, our operating expenses have been negatively impacted by significant increases in reaccommodation expenses as compared to historical years. During 2022, a number of adverse weather events as well as increases in air traffic control (“ATC”) programs and restrictions, led to a significant number of flight delays and cancellations. During 2021, we experienced significant irregular operations due to a series of overlapping challenges, primarily adverse weather and airport staffing shortages, leading to severe crew dislocations.
During 2022, we added 9 new destinations: Albuquerque, New Mexico; Boise, Idaho; Memphis, Tennessee; Monterrey, Mexico; Ponce, Puerto Rico; Reno, Nevada; Rochester, New York; Salt Lake City, Utah and San Antonio, Texas. In addition, during 2022, we opened new pilot and flight attendant crew bases in Atlanta, Georgia; Miami, Florida and Houston, Texas. During 2022, we grew our fleet of Airbus single-aisle aircraft from 173 to 194 aircraft as we took delivery of 16 aircraft under sale-leaseback transactions and 5 aircraft under direct operating leases. We also took delivery of 4 new engines through cash purchases. As of December 31, 2022, our 194 Airbus A320-family aircraft fleet was comprised of 31 A319ceos, 64 A320ceos, 69 A320neos and 30 A321ceos of which 73 aircraft are financed through secured debt, 88 are financed under operating leases, and 33 are owned. As of December 31, 2022, our aircraft orders consisted of 144 A320 family aircraft scheduled for delivery through 2027.
Operating Revenues
Our operating revenues are comprised of passenger revenues and other revenues.
Passenger revenues

    Fare revenues. Tickets sold are initially deferred within air traffic liability on our consolidated balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. Generally, all tickets sold by us are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. Fare revenues are recorded within passenger revenues on our consolidated statement of operations. Refer to our disaggregated revenue table within “Notes to Consolidated Financial Statements— 1. Summary of Significant Accounting Policies."
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
    Non-fare revenues. Our most significant non-fare revenues generally include revenues generated from air travel-related services paid for baggage, passenger usage fees, advance seat selection and itinerary changes. These ancillary items are deemed part of the single performance obligation of providing passenger transportation and as such, are recognized in non-fare revenues within passenger revenues on our consolidated statement of operations. Refer to our disaggregated revenue table within “Notes to Consolidated Financial Statements— 1. Summary of Significant Accounting Policies." Substantially all of our passenger non-fare revenues are recognized at time of departure when transportation is provided.

Passenger revenues are generally recognized once the related flight departs. Accordingly, the value of tickets and non-fare revenues sold in advance of travel is included under our current liabilities as “air traffic liability,” or ATL, until the related air travel is provided.

Guests may earn points based on their spending with the FREE SPIRIT credit card affinity program which we have an agreement to sell points. The contract to sell points under this agreement has multiple performance obligations, as discussed below.

Our co-branded credit card agreement provides for joint marketing where cardholders earn points for making purchases using co-branded cards. During 2020, we extended our agreement with the administrator of the FREE SPIRIT affinity credit card program to extend through March 31, 2024. In connection with the extension of the agreement, in January 2021, we launched a new loyalty program with extended points expiration, additional benefits based on status tiers, and other changes. We account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative stand-alone selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits and (iii) advertising and marketing efforts. We determined the estimate of the stand-alone selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits and (3) the costs of advertising and marketing efforts.

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
Aircraft Rent. Aircraft rent expense consists of all minimum lease payments under the terms of our aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is made up of maintenance reserves paid to aircraft lessors in advance of the performance of major maintenance activities that are not probable of being reimbursed and probable and estimable return condition obligations. As of December 31, 2022, 88 of our 194 aircraft and 6 of our 30 spare engines are financed under operating leases.
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
Special Charges (Credits). Special charges and credits include recognition of impairment charges related to the planned acceleration of the retirement of 29 of our A319 aircraft, legal, advisory and other fees related to the former Frontier Merger Agreement and the JetBlue Merger Agreement, the retention bonus programs, the grant component of the Payroll Support Program ("PSP") with the Treasury, the CARES Act Employee Retention credit and amounts paid in connection with our voluntary and involuntary employee separation programs.
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
Other (Income) Expense
Interest Expense. Interest expense in 2022 primarily related to the financing of purchased aircraft, the interest and accretion related to our 8.00% senior secured notes, the interest and discount amortization related to our convertible notes and favorable mark to market adjustments of the derivative liability related to our convertible notes due 2026. Interest expense in 2021 primarily related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes. Interest expense in 2020 primarily related to the financing of purchased aircraft as well as the interest and accretion related to our convertible notes and 8.00% senior secured notes.
Loss on Extinguishment of Debt. We had no loss on extinguishment of debt in 2022. Loss on extinguishment of debt in 2021 primarily related to premiums paid to early extinguish a portion of our 8.00% senior secured notes and convertible notes due 2025. In addition, it includes the write-off of related deferred financing costs and original issuance discount. Refer to "Notes to Consolidated Financial Statements —12. Debt and Other Obligations" for more information. We had no loss on extinguishment of debt in 2020.
Capitalized Interest. We capitalize the interest that is primarily attributable to the outstanding PDP balances as a percentage of the related debt on which interest is incurred. Capitalized interest represents interest cost incurred during the acquisition period of a long-term asset and is the amount which theoretically could have been avoided had we not paid PDPs for the related aircraft or engines. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2022, 2021 and 2020 primarily relates to the interest incurred on long-term debt.
Interest Income. For 2022, 2021 and 2020, interest income represents interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds.
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

Ability to Maintain or Grow Capacity. We pursue a high-growth strategy that expands revenue and maintains lower cost due to economies of scale and lower initial expense for aircraft and labor. Execution of such a strategy depends on the ability to maintain efficient utilization of existing capacity and the timely delivery of new aircraft and engines. In late 2022, we were notified by Airbus that a number of the aircraft we originally had scheduled for delivery in 2023 will be delayed into 2024 and beyond. These delays have required us to reduce capacity expectations for the next year or so. We previously experienced aircraft operational reliability issues and delivery delays particularly regarding our PW1100G engine on our A320neo aircraft. Beginning in the second half of 2020, the A320neo aircraft fleet reliability had stabilized and the PW1100G engine technical issues had improved. However, beginning in the second half of 2022, we began experiencing reliability issues with the PW1100G engines once again resulting in diminished service availability of aircraft. Supply chain delivery issues and limited capacity at MRO shops available to service PW1100G engines have resulted in extended turnaround time to perform the modifications required to improve the reliability of these engines. The new generation aircraft provide fuel burn and other efficiencies, as compared to the older A320ceo aircraft, and the ability to serve additional markets with greater operating range. However, ongoing or expanded reliability and delivery issues could materially impact our operations, costs and net results.

Impact of COVID-19. During 2020 and 2021, we were adversely affected by the reduction in air travel demand and related restrictions resulting from the COVID-19 pandemic. During 2022, while travel demand increased, unfavorable conditions in the general economy, including inflationary pressures, labor shortages, rising interest rates and financial and credit market fluctuations, resulted in increased costs for labor, materials and services.

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

Seasonality and Volatility. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends. Consumer confidence and discretionary spending, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather, outbreaks of pandemic or contagious diseases and other factors have resulted in significant fluctuations in revenues and results of operations in the past. We believe demand for business travel historically has been more sensitive to economic pressures than demand for low-price travel. Finally, a significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays.
Aircraft Fuel. Fuel costs represents one of our largest operating expenses, as it does for most airlines. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus, and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2022, we had no outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by CBAs. Relations between air carriers and labor unions in the United States are governed by the RLA. Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates, subject to standard early opener provisions, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the NMB. This process continues until either the parties have reached agreement on a new CBA, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as strikes and lockouts.
We have five union-represented employee groups comprising approximately 81% of our employees at December 31, 2022. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW and our passenger service agents are represented by the Transport Workers Union, or TWU. In addition, our aircraft maintenance technicians are represented by the Aircraft Mechanics Fraternal Association, or AMFA. The related collective bargaining agreement is currently under negotiation. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.
During the fourth quarter of 2022, we reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023. Per the terms of the new agreement, in 2023 we expect an increase of approximately $180 million in salaries, wages and benefits expense primarily related to increases in pay rates and 401(k) employer contributions.
In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. As of December 31, 2022, we continued to negotiate with the AFA-CWA.
Our dispatchers are represented by the PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018.
Our ramp service agents are represented by IAMAW. Representation only applies to our Fort Lauderdale station where we have direct employees in the ramp service agent classification. In February 2020, the IAMAW notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our ramp service agents which became amendable in June 2020. On September 28, 2021, we filed an “Application for Mediation Services” with the

NMB. We were able to reach a tentative agreement with the IAMAW with the assistance of the NMB on October 16, 2021. Our ramp service agents ratified the five-year agreement in November 2021.
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
In August 2022, our AMTs voted to be represented by AMFA as their collective bargaining agent. In November 2022, AMFA notified us of its intent to negotiate a CBA and began negotiations. As of December 31, 2022, we continued to negotiate with AMFA.

We believe our CBAs provide us with competitive labor costs compared to other U.S.-based low-cost carriers. If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions or stoppages, such as the strike by our pilots in June 2010. A strike or other significant labor dispute with our unionized employees is likely to adversely affect our ability to conduct business. Any agreement we do reach could increase our labor and related expenses.

In 2010, the Patient Protection and Affordable Care Act was passed into law. This law may be repealed in its entirety or certain aspects may be changed or replaced. If the law is repealed or modified or if new legislation is passed, such action could potentially increase our operating costs, with healthcare costs increasing at a higher rate than our employee headcount.

Maintenance Expense. Maintenance expense grew through 2022 and 2021 mainly as a result of increased aircraft utilization compared to the prior year, a growing fleet and the gradual increase of required maintenance for the older aircraft in our fleet. However, in 2020, maintenance expense decreased year over year mainly as a result of decreased aircraft utilization due to the impact of the COVID-19 pandemic. As our fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the interval between heavy maintenance events, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time.

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
Critical Accounting Policies and Estimates
The following discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities at the date of our consolidated financial statements. For a detailed discussion of our significant accounting policies, refer to “Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies.”
Critical accounting policies are defined as those policies that reflect significant judgments or estimates about matters both inherently uncertain and material to our financial condition or results of operations.

Loyalty Points earned with Co-branded credit card. Customers may earn points based on their spending with our co-branded credit card company with which we have an agreement to sell points. The contract to sell points under this agreement has multiple performance obligations. The agreement provides for joint marketing and we account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative stand-alone selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits and (iii) advertising and marketing efforts. We determined the estimate of the stand-alone selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits, and (3) the costs of advertising and marketing efforts.

    We defer the amount for award travel obligation as part of loyalty deferred revenue within air traffic liability on our consolidated balance sheet and recognize loyalty travel awards in passenger revenue as the points are used for travel. Revenue allocated to the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as points are delivered. During the year ended December 31, 2022 and 2021, total cash sales from this agreement were $81.0 million and $48.0 million, respectively, which are allocated to travel and other performance obligations.
Leased Aircraft Return Costs. Our aircraft lease agreements often contain provisions that require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft, including costs incurred to repair the airframe and engines to the required condition as stipulated by the lease. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. When costs become both probable and estimable, they are accrued as a component of supplemental rent, through the remaining lease term. We expensed $16.5 million and $31.7 million of supplemental rent recorded within aircraft rent during 2022 and 2021, respectively. Supplemental rent, recorded within aircraft rent expense, is primarily made up of probable and estimable return condition obligations, lease return costs adjustments for aircraft and engines purchased off lease and maintenance reserves paid to aircraft lessors that are not probable of being reimbursed.

When determining the need to accrue lease return costs, there are various factors which need to be considered such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, and projected number of hours run on the engine at the time of return, among others. In addition, typically near the lease return date, the lessors may allow reserves to be applied as return condition consideration or pass on certain return provisions if they do not align with their current plans to remarket the aircraft. As a result of the different factors listed above, management assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. Lease return costs will generally be estimable closer to the end of the lease term but may be estimable earlier in the lease term depending on the contractual terms of the lease agreement and the timing of maintenance events for a particular aircraft. We expect lease return costs will increase as individual aircraft lease agreements approach their respective termination dates and we begin to accrue the estimated cost of return conditions for the corresponding aircraft. Upon a termination of the lease due to a breach by us, we would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

In connection with our assessment of lease return costs, we also evaluate the recoverability of maintenance reserves paid to certain lessors that are held as collateral in advance of our required performance of major maintenance activities. The requirement to pay maintenance reserves has been eliminated from our lease agreements for the last several years and any outstanding maintenance reserves will continue to decline as we are reimbursed for qualifying maintenance events. As of December 31, 2022 and 2021, we had $38.8 million and $48.9 million, respectively, of aircraft maintenance deposits.

Results of Operations
In 2022, we generated operating revenues of $5,068.4 million and had an operating loss of $598.9 million resulting in a negative operating margin of 11.8% and a net loss of $554.2 million. In 2021, we generated operating revenues of $3,230.8 million and an operating loss of $56.9 million resulting in a negative operating margin of 1.8% and a net loss of $472.6 million. The increase in operating revenues, year over year, is primarily due to an increase in average yield of 26.6% and an increase in traffic of 23.8%, year over year, driven by increased air travel demand as compared to the prior year period. Increased aircraft fuel expense due to an increase in both fuel price per gallon and gallons consumed as well as special charges incurred in the current period compared to special credits incurred in the prior year period, contributed to higher operating expenses. In addition, increased operations resulted in higher operating expenses across the board.
In addition, in recent years, our operating expenses have been negatively impacted by significant increases in reaccommodation expenses as compared to historical years. During 2022, a number of adverse weather events, as well as increases in ATC programs and restrictions, led to a significant number of flight delays and cancellations. During 2021, we experienced significant irregular operations due to a series of overlapping challenges, primarily adverse weather and airport staffing shortages, leading to severe crew dislocations.
As of December 31, 2022, our cash and cash equivalents was $1,346.4 million, an increase of $12.8 million compared to the prior year. Cash and cash equivalents is generally driven by cash from our operating activities as well as capital from debt and equity financings offset by cash used to fund PDPs and capital expenditures and principal payments related to our long-term debt. In addition to cash and cash equivalents, as of December 31, 2022, we had $107.1 million in short-term investment securities.

Comparative Operating Statistics

The following tables set forth our operating statistics for the twelve month periods ended December 31, 2022 and 2021:

	Twelve Months Ended December 31,		Percent Change
	2022	2021
Operating Statistics (unaudited) (A):
Average aircraft	180.7	163.4	10.6%
Aircraft at end of period	194	173	12.1%
Average daily aircraft utilization (hours)	10.7	9.7	10.3%
Average stage length (miles)	1,013	1,024	(1.1)%
Departures	261,079	213,440	22.3%
Passenger flight segments (PFSs) (thousands)	38,463	30,828	24.8%
Revenue passenger miles (RPMs) (thousands)	39,775,253	32,124,200	23.8%
Available seat miles (ASMs) (thousands)	48,567,978	40,749,334	19.2%
Load factor (%)	81.9%	78.8%	3.1 pts
Fare revenue per passenger flight segment ($)	63.85	46.16	38.3%
Non-ticket revenue per passenger flight segment ($)	67.93	58.64	15.8%
Total revenue per passenger flight segment ($)	131.78	104.80	25.7%
Average yield (cents)	12.74	10.06	26.6%
TRASM (cents)	10.44	7.93	31.7%
CASM (cents)	11.67	8.07	44.6%
Adjusted CASM (cents)	10.71	8.98	19.3%
Adjusted CASM ex-fuel (cents)	6.73	6.74	(0.1)%
Fuel gallons consumed (thousands)	527,290	435,174	21.2%
Average fuel cost per gallon ($)	3.66	2.10	74.3%

    (A) See "Glossary of Airline Terms" elsewhere in this annual report for definitions used in this table.

Operating Revenues

	Year Ended 2022	% change 2022 versus 2021	Year Ended 2021
Operating revenues:
Fare (thousands)	$2,455,817	72.6%	$1,422,927
Non-fare (thousands)	2,533,548	44.5%	1,752,875
Passenger (thousands)	4,989,365	57.1%	3,175,802
Other (thousands)	79,082	43.9%	54,973
Total operating revenue (thousands)	$5,068,447	56.9%	$3,230,775
Total operating revenue per ASM (TRASM) (cents)	10.44	31.7%	7.93
Fare revenue per passenger flight segment	$63.85	38.3%	$46.16
Non-ticket revenue per passenger flight segment	67.93	15.8%	58.64
Total revenue per passenger flight segment	$131.78	25.7%	$104.80
Operating revenues increased by $1,837.7 million, or 56.9%, to $5,068.4 million in 2022 compared to 2021, primarily due to an increase in average yield of 26.6% and an increase in traffic of 23.8%, year over year, driven by increased air travel demand as compared to prior year period
TRASM for 2022 was 10.44 cents, an increase of 31.7% compared to 2021. This increase was primarily a result of a 26.6% increase in operating yields and a load factor increase of 3.1 percentage points, year over year.
Total revenue per passenger flight segment increased 25.7% from $104.80 in 2021 to $131.78 in 2022. The increase in total revenue per passenger flight segment was primarily due to an increase of 26.6% in average yield, year over year. Fare revenue per passenger flight segment increased 38.3%, as compared to the prior year period, while non-ticket revenue per passenger flight segment increased 15.8%, as compared to the prior year period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to increases in bag revenue, passenger usage fee revenue, seat revenue, boost-it revenue and change fee revenue, per passenger flight segment, as compared to the prior year.
Operating Expenses
Since adopting our ULCC model, we have continuously sought to reduce our unit operating costs and have created one of the industry's lowest cost structures in the United States. The table below presents our unit operating costs (CASM) and year-over-year changes.

	Year Ended 2022	Change 2022 versus 2021		Year Ended 2021
	CASM	Per-ASM Change	Percent change	CASM
Operating expenses:
Aircraft fuel	$3.97	$1.73	77.2%	$2.24
Salaries, wages and benefits	2.58	(0.03)	(1.1)	2.61
Landing fees and other rentals	0.72	(0.06)	(7.7)	0.78
Depreciation and amortization	0.64	(0.09)	(12.3)	0.73
Aircraft rent	0.58	(0.03)	(4.9)	0.61
Maintenance, materials and repairs	0.39	—	—	0.39
Distribution	0.37	0.04	12.1	0.33
Special charges (credits)	0.87	1.80	NM	(0.93)
Loss on disposal of assets	0.10	0.09	NM	0.01
Other operating expenses	1.46	0.16	12.3	1.30
Total operating expense
CASM	11.67	3.60	44.6	8.07
Adjusted CASM (1)	10.71	1.73	19.3	8.98
Adjusted CASM ex fuel (2)	6.73	(0.01)	(0.1)	6.74
(1)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2022		2021
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		11.67		8.07
Less:
Special charges (credits)	$420.2	0.87	$(377.7)	(0.93)
Loss on disposal of assets	46.6	0.10	3.3	0.01
Federal excise tax recovery	—	—	2.2	(0.01)
Accelerated depreciation	—	—	3.5	0.01
Adjusted CASM (cents)		10.71		8.98
(2)Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits), federal excise tax recovery adjustments and accelerated depreciation.
Operating expenses increased by $2,379.7 million, or 72.4%, in 2022 primarily due to a 74.3% increase in fuel price per gallon and a 21.2% increase in fuel gallons consumed, both of which contributed to a $1,016.0 million increase in aircraft fuel expense, period over period. We also had $420.2 million in special charges during the twelve months ended December 31, 2022 compared to $377.7 million in special credits in the same period in the prior year. For additional information, refer to "Notes to Consolidated Financial Statements— 3. Special Charges and Credits." In addition, we had an increase in operations as reflected by a 23.8% increase in traffic and a 19.2% increase in capacity, as a result of increased travel demand as compared to the prior year.
Our Adjusted CASM ex-fuel for the twelve months ended December 31, 2022 was 6.73, cents as compared to 6.74 cents for the twelve months ended December 31, 2021. Improved air travel demand, as compared to the prior year period, drove an increase of 19.2% in ASMs, period over period. This increase in ASMs drove a decrease in operating expenses on a per-ASM basis with the greatest impact noted on primarily fixed costs such as depreciation and amortization expense, landing fees and other rents expense, salaries, wages, and benefits expense and aircraft rent expense. On a per-ASM basis, these decreases were partially offset by increases in ground handling expense and travel and lodging expense, period over period.
Aircraft fuel expenses includes both into-plane expense (as defined below) and realized and unrealized net gains or losses from fuel derivatives, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during 2022 and 2021.
Aircraft fuel expense increased by 111.2% from $913.9 million in 2021 to $1,930.0 million in 2022. This increase was due to a 74.3% increase in fuel price per gallon and a 21.2% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Twelve Months Ended December 31,
	2022	2021
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	527,290	435,174	21.2%
Into-plane fuel cost per gallon	$3.66	$2.10	74.3%
Aircraft fuel expense (per consolidated statements of operations)	$1,929,969	$913,945	111.2%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel.
Labor costs in 2022 increased by $185.8 million, or 17.4%, compared to 2021. This increase on a dollar basis was primarily driven by higher salaries, crew overtime, 401(k) expense, per diem pay and bonus expense, period over period. The increase in salaries and per diem pay was mainly driven by an 18.0% increase in our pilot and flight attendant workforce, period over period, as well as due to an increase in operations as compared to the prior year period. The increase in crew overtime was primarily related to the increase in operations and utilization. The increase in 401(k) expense was mainly driven by higher pay to our pilot workforce driven by an increase in operations as well as higher average pay rates and 401(k) employer contribution rates to our pilots as compared to the prior year period, and the increase in bonus expense was driven by higher bonus-based performance metrics being met during the twelve months ended December 31, 2022.

Landing fees and other rents for 2022 increased by $31.3 million, or 9.9%, compared to 2021. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in facility rent, gate charges, station baggage rent and overfly fees driven by increased operations, higher rent rates and the addition of new stations as well as new gates at our existing stations, period over period. Gate charges, overfly fees as well as a portion of facility rent and station baggage rent are variable in nature and vary based on factors such as the number of departures and passengers. As compared to the prior year period, departures increased by 22.3% and passenger flight segments increased by 24.8%. These increases were partially offset by an increase in signatory adjustment credits as compared to the prior year period. On a per-ASM basis, landing fees and other rents decreased period over period, primarily due to higher signatory adjustment credits as compared to the prior year period as well as lower average rate per landing based on the location and volume of where we operated. This decrease on a per-ASM basis was partially offset by an increase in facility rent, gate charges and overfly fees, as mentioned above.
Depreciation and amortization increased by $15.9 million, or 5.3%, compared to the prior year. The increase in depreciation expense on a dollar basis was primarily driven by an increase in computer software, capitalized heavy maintenance events and spare rotables. On a per-ASM basis, depreciation and amortization expense decreased due to a change in the composition of our aircraft fleet between purchased aircraft (for which depreciation expense is recorded under depreciation and amortization) and leased aircraft (for which rent expense is recorded under aircraft rent). Since the prior year period, we have taken delivery of 21 new leased aircraft, which increased capacity but had no effect on depreciation expense.
Aircraft rent expense in 2022 increased by $35.8 million, or 14.5%, compared to 2021. This increase in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since 2021, we have acquired 21 new aircraft financed under operating leases. The increase in aircraft rent was partially offset by a decrease in supplemental rent, period over period. The decrease in supplemental rent is driven by the accrual of lease return costs related to the purchase of four aircraft and two spare engines off lease made during the prior year. The decrease on a per-ASM basis was primarily due to the decrease in supplemental rent noted above, partially offset by the increase in the number of aircraft in our fleet that are leased, period over period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the consolidated statements of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $96.7 million and $91.9 million for the year ended December 31, 2022 and 2021, respectively. The increase in amortization of heavy maintenance was primarily due to the timing and number of maintenance events in the current year, as compared to the prior year. As our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the consolidated statements of operations, our maintenance, materials and repairs expense would have been $284.5 million and $251.4 million for the year ended December 31, 2022 and 2021, respectively.
Maintenance, materials and repairs expense increased by $28.3 million, or 17.8%, in 2022, as compared to 2021. The increase on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of an increase of 10.3% in average daily aircraft utilization in the current period as compared to the prior year period. On a per-ASM basis, maintenance expense remained stable, period over period.
Distribution expense increased by $45.1 million, or 34.0%, in 2022, compared to 2021. The increase on a dollar and per-ASM basis was primarily due to increased sales volume, which impacts our variable distribution costs such as credit card fees.
Special charges (credits) for the year ended 2022 consisted of $333.7 million in impairment charges related to the purchase agreement to sell 29 of our A319 aircraft, $47.2 million in legal, advisory and other fees related to the former Frontier Merger Agreement, JetBlue's unsolicited proposal to acquire all of our outstanding shares in an all-cash transaction and the JetBlue Merger Agreement as well as $39.3 million related to our retention bonus programs. Special charges (credits) for the year ended 2021 consisted of $342.2 million credit, net of the related costs, related to the grant component of the PSP2 and PSP3 agreements with the Treasury. In addition, we recorded $37.5 million related to the CARES Employee Retention credit. These special credits were partially offset by $2.0 million in special charges recorded in connection with the rehire of Team Members previously terminated under our involuntary employee separation program which were rehired in compliance with the restrictions mandated by our participation in the PSP. For additional information, refer to "Notes to Consolidated Financial Statements— 3. Special Charges and Credits."

Loss on disposal of assets totaled $46.6 million for the year ended 2022. This loss on disposal of assets mainly consisted of $38.5 million related to the loss on 16 aircraft sale leaseback transactions completed during 2022 and $6.6 million related to the impairment of 1 spare engine during the first quarter of 2022 which was damaged beyond economic repair. Loss on disposal of assets totaled $3.3 million for the year ended 2021. This loss on disposal of assets mainly consisted of $2.3 million related to the loss on five aircraft sale leaseback transactions completed during 2021 and $1.1 million related to the loss on the sale of auxiliary power units ("APUs").
Other operating expenses in 2022 increased by $180.4 million, or 34.0%, compared to 2021. The increase in other operating expenses on a dollar basis was primarily due to ground handling expense, travel and lodging expenses, security expense, wheelchair expense and third-party labor expense, period over period, primarily as a result of an increase in operations and an increase in ground handling rates at certain airports at which we operate, period over period. As compared to the prior year period, departures increased by 22.3%, and we had 24.8% more passenger flight segments, which drove increases in variable other operating expenses. The increase on a per-ASM basis was primarily attributable to higher ground handling expense and travel and lodging expense, as compared to the prior year period.
Other (Income) Expense
Other (income) expense, net decreased from $463.4 million in 2021 to $101.8 million in 2022 primarily driven by a decrease in loss on extinguishment of debt of $331.6 million which consisted of premiums paid to early extinguish a portion of our 8.00% senior secured notes and convertible notes due 2025 as well as the write-off of related deferred financing costs and original issuance discount. In addition, the decrease in other (income) expense was attributed to a decrease in interest expense of $15.7 million which was primarily due to the favorable mark to market adjustments of the derivative liability related to our convertible notes due 2026. Refer to “Notes to Consolidated Financial Statements—17. Fair Value Measurements” for additional information. The decrease in other (income) expense was also attributed to an increase in interest income of $14.7 million.

Income Taxes

In 2022, our effective tax rate was 20.9% compared to 9.2% in 2021. The tax rate in 2021 included an unfavorable permanent tax adjustment related to the repurchase of a portion of our convertible notes due 2025. Excluding this unfavorable permanent tax adjustment, our effective tax rate for the twelve months ended December 31, 2021 would have been 20.6%. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations. As of December 31, 2022, we had $1,753.5 million in liquid assets comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

During the twelve months ended December 31, 2022, we entered into a private offering of $600.0 million of the 8.00% senior secured notes as well as increased the commitment of our revolving credit facility to $300.0 million, which remained undrawn and available as of December 31, 2022. Please refer to "Notes to the Financial Statements—12. Debt and Other Obligations" for additional information.

As of December 31, 2022, we had $25.4 million recorded within current maturities of long-term debt and finance leases on our consolidated balance sheets related to our convertible notes due 2025. As of December 31, 2022, the convertible notes due 2025 may be converted by noteholders through March 31, 2023. During the second quarter of 2022, $2.8 million of our convertible notes due 2025 were converted to 217,304 shares of our voting common stock. Refer to "Notes to Consolidated Financial Statements—12. Debt and Other Obligations," for additional information.

As of December 31, 2022, we had $464.5 million, net of the related unamortized debt discount of $35.5 million, recorded within long-term debt, net and finance leases, less current maturities on our consolidated balance sheets related to our convertible notes due 2026. As of December 31, 2022, the convertible notes due 2026 did not qualify for conversion by noteholders through March 31, 2023. Refer to "Notes to Consolidated Financial Statements —12. Debt and Other Obligations" for additional information.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the twelve months ended December 31, 2022, we took delivery of 16 aircraft under sale-leaseback transactions and 4 spare engines purchased with cash. During the twelve months ended December 31, 2022, we made $268.5 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During 2022, we paid $8.5 million in PDPs, net of refunds, and $18.2 million of capitalized interest for future deliveries of aircraft and spare engines. As of December 31, 2022, we had $487.6 million of pre-delivery deposits on flight equipment, including capitalized interest, on our consolidated balance sheet.
As of December 31, 2022, we had secured financing for 35 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2024, and 11 aircraft which will be financed through sale-leaseback transactions, scheduled for delivery through 2024. As of December 31, 2022, we did not have financing commitments in place for the remaining 98 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

As of December 31, 2022, we were compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships, as of December 31, 2022 and December 31, 2021, was $468.5 million and $371.8 million, respectively.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in 2022 used $89.0 million in cash compared to $208.9 million provided in 2021. Cash used by operating activities during 2022 is primarily related to the net loss in the period as well as an increase in deferred heavy maintenance and a decrease in deferred income tax benefit in the period. The cash used in the period was partially offset by higher non-cash expense of fixed asset impairment and depreciation and amortization, as well as increases in other liabilities and air traffic liability.

Operating activities in 2021 provided $208.9 million in cash compared to $225.3 million used in 2020. During 2021, we had a net loss in the period, which included a $342.2 million credit, net of the related costs, related to the grant component of the PSP2 and PSP3, as well an increase in non-cash adjustments related to depreciation and amortization and a loss on extinguishment of debt. In addition, we had an increase in accounts receivable, net offset by a decrease in income tax receivable.

Net Cash Flows Used In Investing Activities. During 2022, investing activities used $265.4 million, compared to $352.4 million used in 2021. The decrease was mainly driven by a decrease in PDPs paid, net of refunds, partially offset by an increase in purchases of property and equipment, year over year.

During 2021, investing activities used $352.4 million, compared to $554.0 million used in 2020. The decrease was mainly driven by a decrease in purchases of property and equipment, year over year, as well as a decrease in PDPs paid, net of refunds, driven by timing of future aircraft deliveries.
Net Cash Provided (Used) By Financing Activities. During 2022, financing activities provided $391.3 million. During the twelve months ended December 31, 2022, we received $591.0 million, net, related to the issuance of the 8.00% Additional

Notes due 2025, partially offset by $193.0 million in payments on debt obligations. Refer to "Notes to Consolidated Financial Statements —12. Debt and Other Obligations" for additional information.

During 2021, financing activities used $288.7 million. We received $614.5 million, primarily related to the issuance of the convertible notes due 2026 and the unsecured term loans in connection with the PSP2 and PSP3. In addition, we received an additional $375.7 million, in connection with the issuance of common stock and issuance of warrants in connection with the PSP2 and PSP3. We paid $470.0 million in debt principal payment obligations, $146.8 million related to the extinguishment of principal of our convertible notes due 2025 and $340.0 million related to the extinguishment of principal of our 8.00% senior secured notes. In addition, we paid $317.9 million in premiums in connection with the debt extinguishments.

Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2022, our firm aircraft orders consisted of 109 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. As of December 31, 2022, we had secured financing for 11 aircraft, scheduled for delivery from Airbus from through 2024, which will be financed through sale leaseback transactions. The contractual purchase amounts for these aircraft from Airbus are included within the flight equipment purchase obligations in the table below. We did not have financing commitments in place for the remaining 98 Airbus aircraft currently on firm order, which are scheduled for delivery through 2027. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2022, we are committed to purchase 19 PW1100G-JM spare engines, with deliveries through 2027.
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
In addition to the aircraft purchase agreement, as of December 31, 2022, we had secured financing for 35 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2024. Aircraft rent commitments for future aircraft deliveries to be financed under these direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $54.8 million in 2023, $181.2 million in 2024, $214.0 million in 2025, $214.0 million in 2026, $214.0 million in 2027, and $1,690.0 million in 2028 and beyond. These future commitments are not included in the table below.
We have significant obligations for aircraft and spare engines as 88 of our aircraft and 6 of our spare engines are financed under operating leases. These leases expire between 2024 and 2040. Aircraft rent payments were $286.0 million and $252.2 million for 2022 and 2021, respectively.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2022 and the periods in which payments are due (in millions):

	Total	2023	2024 - 2025	2026 - 2027	2028 and beyond
Long-term debt (1)	$3,642	$337	$1,546	$928	$831
Interest and fee commitments (2)	591	157	285	78	71
Finance and operating lease obligations	4,147	346	646	560	2,595
Flight equipment purchase obligations (3)	5,595	684	2,602	2,309	—
Other (4)	128	57	37	33	1
Total future payments on contractual obligations	$14,103	$1,581	$5,116	$3,908	$3,498

(1)Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs, convertible notes and our revolving credit facilities. Refer to “Notes to Consolidated Financial Statements—12. Debt and Other Obligations.”
(2)Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans and Class A, Class B, and Class C Series 2015-1 EETCs, and Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible debt. Includes interest accrued as of December 31, 2022 related to our variable-rate revolving credit facility.
(3)Includes estimated amounts for contractual price escalations and PDPs.
(4)Primarily related to our new headquarters campus and residential building, reservation system and other miscellaneous subscriptions and services. Refer to “Notes to Consolidated Financial Statements—16. Commitments and Contingencies.”

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we are building a new headquarters campus. During the first quarter of 2022, we began building our new headquarters campus with an expected completion during the first quarter of 2024. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Consolidated Financial Statements— 13. Leases."

Off-Balance Sheet Arrangements
As of December 31, 2022 and 2021, we had a line of credit for $20.1 million and $10.1 million, respectively, related to corporate credit cards. As of December 31, 2022 and 2021, we had drawn $1.8 million and $5.6 million, respectively, which is included within accounts payable on our consolidated balance sheets.
As of December 31, 2022, we had lines of credit with counterparties for both physical fuel delivery and derivatives, if any, in the amount of $41.5 million. As of December 31, 2022, we had drawn $2.0 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives, if any, are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2022, we did not hold any derivatives.
As of December 31, 2022, we had $11.2 million in uncollateralized surety bonds and $85.0 million standby letters of credit collateralized by $75.0 million of restricted cash, representing an off balance-sheet commitment, of which $31.0 million were issued letters of credit.

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
“AMFA” means the Aircraft Mechanics Fraternal Association.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2022, represented approximately 34.1% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2022 by $193.0 million.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $107.1 million as of December 31, 2022.
Fixed-Rate Debt. As of December 31, 2022, we had $1,870.7 million outstanding in fixed-rate debt related to 43 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $1,704.0 million. In addition, as of December 31, 2022, we had $1,110.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $1,085.0 million and $116.0 million. As of December 31, 2022, we also had $525.4 million outstanding in convertible debt which had a fair value of $450.0 million.
Variable-Rate Debt. As of December 31, 2022, we did not have any outstanding variable-rate long term debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Consolidated Statements of Operations
(In thousands, except per-share data)

	Year Ended December 31,
	2022	2021	2020

Operating revenues:
Passenger	$4,989,365	$3,175,802	$1,765,533
Other	79,082	54,973	44,489
Total operating revenues	5,068,447	3,230,775	1,810,022
Operating expenses:
Aircraft fuel	1,929,969	913,945	431,000
Salaries, wages and benefits	1,251,225	1,065,461	909,834
Landing fees and other rents	347,268	315,999	251,028
Depreciation and amortization	313,090	297,211	278,588
Aircraft rent	282,428	246,601	196,359
Maintenance, materials and repairs	187,820	159,502	111,227
Distribution	177,557	132,499	85,059
Special charges (credits)	420,172	(377,715)	(302,761)
Loss on disposal of assets	46,624	3,320	2,264
Other operating	711,211	530,826	355,186
Total operating expenses	5,667,364	3,287,649	2,317,784

Operating income (loss)	(598,917)	(56,874)	(507,762)
Other (income) expense:
Interest expense	139,905	155,611	134,520
Loss on extinguishment of debt	—	331,630	—
Capitalized interest	(22,818)	(18,998)	(15,995)
Interest income	(20,083)	(5,374)	(6,314)
Other (income) expense	4,818	577	211
Total other (income) expense	101,822	463,446	112,422

Income (loss) before income taxes	(700,739)	(520,320)	(620,184)
Provision (benefit) for income taxes	(146,589)	(47,751)	(191,484)

Net loss	$(554,150)	$(472,569)	$(428,700)
Basic loss per share	$(5.10)	$(4.50)	$(5.06)
Diluted loss per share	$(5.10)	$(4.50)	$(5.06)
`

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net loss	$(554,150)	$(472,569)	$(428,700)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(65), $(27) and $(1)	(216)	(92)	(20)
Interest rate derivative loss reclassified into earnings, net of taxes of $47, $49 and $63	152	178	189
Other comprehensive income (loss)	$(64)	$86	$169
Comprehensive loss	$(554,214)	$(472,483)	$(428,531)

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,346,350	$1,333,507
Restricted cash	119,392	95,400
Short-term investment securities	107,115	106,313
Accounts receivable, net	197,276	128,828
Income tax receivable	36,261	37,890
Prepaid expenses and other current assets	187,589	140,553
Total current assets	1,993,983	1,842,491

Property and equipment:
Flight equipment	4,326,515	4,356,523
Ground property and equipment	521,802	384,928
Less accumulated depreciation	(1,098,819)	(884,858)
	3,749,498	3,856,593
Operating lease right-of-use assets	2,699,574	1,950,520
Pre-delivery deposits on flight equipment	487,553	484,821
Deferred heavy maintenance, net	190,349	330,062
Other long-term assets	63,817	75,538
Total assets	$9,184,774	$8,540,025

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$75,449	$44,952
Air traffic liability	429,618	382,317
Current maturities of long-term debt, net, and finance leases	346,888	208,948
Current maturities of operating leases	188,296	158,631
Other current liabilities	556,330	480,754
Total current liabilities	1,596,581	1,275,602

Long-term debt and finance leases, less current maturities	3,200,376	2,975,823
Operating leases, less current maturities	2,455,619	1,751,351
Deferred income taxes	226,843	375,472
Deferred gains and other long-term liabilities	133,704	47,742
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2022 and 2021, respectively; 110,840,751 and 110,221,939 issued and 108,941,920 and 108,429,827 outstanding as of December 31, 2022 and 2021, respectively	11	11
Additional paid-in-capital	1,146,015	1,131,826
Treasury stock, at cost: 1,898,831 and 1,792,112 as of December 31, 2022 and 2021, respectively	(77,998)	(75,639)
Retained earnings	504,219	1,058,369
Accumulated other comprehensive loss	(596)	(532)
Total shareholders’ equity	1,571,651	2,114,035
Total liabilities and shareholders’ equity	$9,184,774	$8,540,025
See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net loss	$(554,150)	$(472,569)	$(428,700)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Losses reclassified from other comprehensive income	199	226	252
Share-based compensation	11,483	12,536	11,575
Allowance for doubtful accounts (recoveries)	(108)	(88)	(249)
Amortization of debt issuance costs	13,468	12,912	10,752
Depreciation and amortization	313,090	297,211	278,588
Accretion of convertible debt and 8.00% senior secured notes	1,421	1,272	10,138
Amortization of debt discount	13,962	—	—
Deferred income tax benefit	(148,611)	(49,502)	(46,086)
Fixed asset impairment charges	333,691	—	—
Loss on disposal of assets	46,624	3,320	2,264
Loss on extinguishment of debt	—	331,630	—
Changes in operating assets and liabilities:
Accounts receivable, net	(68,340)	(85,800)	30,486
Deposits and other assets	(28,883)	47,855	10,788
Prepaid income taxes	—	156	(223)
Deferred heavy maintenance	(149,287)	(74,083)	(75,230)
Income tax receivable	1,629	109,570	(126,447)
Accounts payable	9,032	13,057	(17,052)
Air traffic liability	47,301	(19,649)	86,558
Other liabilities	68,389	80,103	27,194
Other	68	731	118
Net cash provided (used) by operating activities	(89,022)	208,888	(225,274)

Investing activities:
Purchase of available-for-sale investment securities	(110,690)	(105,361)	(118,893)
Proceeds from the maturity and sale of available-for-sale investment securities	109,500	104,500	117,665
Pre-delivery deposits on flight equipment, net of refunds	(8,498)	(119,352)	(143,220)
Capitalized interest	(18,166)	(17,258)	(12,233)
Assets under construction for others	(2)	(1,207)	(3,944)
Purchase of property and equipment	(237,584)	(213,767)	(393,375)
Net cash used in investing activities	(265,440)	(352,445)	(554,000)
Financing activities:
Proceeds from issuance of long-term debt	591,000	614,496	1,612,391
Proceeds from issuance of common stock and warrants	—	375,662	366,783
Proceeds from stock options exercised	—	—	39
Payments on debt obligations	(193,033)	(956,788)	(254,304)
Payments for the early extinguishment of debt	—	(317,905)	—
Payments on finance lease obligations	(842)	(831)	(25,401)
Reimbursement for assets under construction for others	2	996	4,153
Repurchase of common stock	(2,359)	(1,515)	(1,669)
Debt and equity issuance costs	(3,471)	(2,775)	(40,551)
Net cash provided (used) by financing activities	391,297	(288,660)	1,661,441
Net increase (decrease) in cash, cash equivalents, and restricted cash	36,835	(432,217)	882,167
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,428,907	1,861,124	978,957
Cash, cash equivalents, and restricted cash at end of period (1)	$1,465,742	$1,428,907	$1,861,124
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$107,443	$135,500	$80,837
Income taxes paid (received), net	$(82)	$(112,461)	$(17,790)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$295,468	$261,435	$180,805
Financing cash flows for finance leases	$57	$93	$194
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$—	$538	$565
Capital expenditures funded by operating lease borrowings	$897,109	$683,333	$168,526

(1) The sum of cash and cash equivalents and restricted cash on our consolidated balance sheets equals cash, cash equivalents, and restricted cash in our consolidated statements of cash flows.
See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2019	$7	$379,380	$(72,455)	$1,955,187	$(787)	$2,261,332
Effect of ASU No. 2016-13 implementation	—	—	—	(1,609)	—	(1,609)
Share-based compensation	—	11,575	—	—	—	11,575
Repurchase of common stock	—	—	(1,669)	—	—	(1,669)
Proceeds from options exercised	—	39	—	—	—	39
Changes in comprehensive income	—	—	—	—	169	169
Issuance of common stock and warrants, net	3	352,965	—	—	—	352,968
Equity component value of convertible debt issuance, net	—	55,590	—	—	—	55,590
Net loss	—	—	—	(428,700)	—	(428,700)
Balance at December 31, 2020	$10	$799,549	$(74,124)	$1,524,878	$(618)	$2,249,695
Effect of ASU No. 2020-06 implementation	—	(55,590)	—	6,060	—	(49,530)
Share-based compensation	—	12,536	—	—	—	12,536
Repurchase of common stock	—	—	(1,515)	—	—	(1,515)
Changes in comprehensive income	—	—	—	—	86	86
Issuance of common stock and warrants, net	1	375,331	—	—	—	375,332
Net loss	—	—	—	(472,569)	—	(472,569)
Balance at December 31, 2021	$11	$1,131,826	$(75,639)	$1,058,369	$(532)	$2,114,035
Convertible debt conversions	—	2,706	—	—	—	2,706
Share-based compensation	—	11,483	—	—	—	11,483
Repurchase of common stock	—	—	(2,359)	—	—	(2,359)
Changes in comprehensive income	—	—	—	—	(64)	(64)
Net loss	—	—	—	(554,150)	—	(554,150)
Balance at December 31, 2022	$11	$1,146,015	$(77,998)	$504,219	$(596)	$1,571,651

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
Short-term Investment Securities
The Company's short-term investment securities are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. These securities are stated at fair value within current assets on the Company's consolidated balance sheet. For all short-term investments, at each reset period or upon reinvestment, the Company accounts for the transaction as proceeds from the maturity of short-term investment securities for the security relinquished, and purchase of short-term investment securities for the security purchased, in the Company's consolidated statements of cash flows. Realized gains and losses on sales of investments, if any, are reflected in non-operating other (income) expense in the consolidated statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income.
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets, amounts due from the Internal Revenue Service related to federal excise fuel tax and amounts expected to be received related to the CARES Employee Retention credit. The Company records an allowance for amounts not expected to be collected. The Company estimates the allowance based on historical write-offs and aging trends as well as an estimate of the expected lifetime credit losses. The allowance for doubtful accounts was immaterial as of December 31, 2022 and 2021.
In addition, the provision for doubtful accounts and write-offs for 2022, 2021 and 2020 were each immaterial.
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
As of December 31, 2022, the Company had 106 aircraft, 24 spare engines and 3 flight simulators capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2022, the Company had 88 aircraft financed through operating leases with lease terms from 8 to 18 years. In addition, the Company had 6 spare engines financed through operating leases with lease terms from 12 years to 18 years.
    The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Depreciation	$199,118	$193,079	$179,470
Amortization of heavy maintenance	96,707	91,929	88,927
Amortization of capitalized software	17,265	12,203	10,191
Total depreciation and amortization	$313,090	$297,211	$278,588
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying consolidated balance sheets, net of amortization, was $41.1 million and $32.6 million at December 31, 2022 and 2021, respectively.
The Company accounts for heavy maintenance and major overhaul under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset, the end of the remaining lease term or the next scheduled heavy maintenance event.
The Company records amortization of capitalized software on a straight-line basis within depreciation and amortization expense in the accompanying consolidated statements of operations. The Company placed in service internal-use software of $25.7 million, $20.5 million and $21.5 million, during the years ended 2022, 2021 and 2020, respectively.
Operating Lease Right-of-Use Asset and Liabilities
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company's leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses publicly

Notes to Consolidated Financial Statements—(Continued)
available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company has options to extend certain of its operating leases for an additional period of time and options to early terminate several of its operating leases. The lease term consists of the noncancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option, periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option and periods covered by an option to extend or not terminate the lease in which the exercise of the option is controlled by the lessor. The Company's lease agreements do not contain any residual value guarantees. The Company elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.
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
Related interest is capitalized and included within pre-delivery deposits on flight equipment through the acquisition period until delivery is taken of the aircraft or engine and the asset is ready for service. Once the aircraft or engine is delivered, the capitalized interest is also reclassified into flight equipment on the Company's consolidated balance sheets along with the related PDPs as they are included in the cost of the aircraft or engine. Capitalized interest for 2022, 2021 and 2020 is primarily related to the interest incurred on long-term debt.
Measurement of Asset Impairments
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. Factors which could be indicators of impairment include but are not limited to (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in related fair values and (5) changes to the regulatory environment. In making these determinations, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations, and estimated salvage values.
During the fourth quarter of 2022, the Company made the decision to accelerate the retirement of 29 of its A319 aircraft, which were owned and unencumbered, as of December 31, 2022. In January 2023, the Company executed a purchase agreement to sell these aircraft over the next two years. The Company concluded that Management’s plan to early retire and ultimately sell these 29 A319 aircraft is an impairment indicator which required the Company to test the recoverability of the related asset group as of December 31, 2022. No impairment indicators existed and no charges were necessary under applicable accounting standards as of December 31, 2022, for the remaining flight equipment, which together represent one asset group.
The Company concluded that the net book value of this specific asset group of owned A319 aircraft is not recoverable as of December 31, 2022, due to changes to the estimated future cash flows primarily driven by the significant reductions to their remaining operating lives. As a result, the Company recognized $333.7 million in impairment-related charges for the amount by which the carrying amount of this asset group, including the related net capitalized maintenance, exceeded its estimated fair value. The impairment charges were recorded within special charges (credits) in the Company’s consolidated statement of operations. The fair values of these assets were determined using Level 3 fair value inputs primarily based on the agreed upon sales price for each aircraft, adjusted for estimated utilization in the period of operation from December 31, 2022 to the

Notes to Consolidated Financial Statements—(Continued)
expected future sales date. The remaining aggregate net book value of these aircraft as of December 31, 2022, is $230.1 million. For additional information, refer to Note 3, Special Charges and Credits.
Passenger Revenues

    Fare revenues. Tickets sold are initially deferred within air traffic liability ("ATL") on the Company's consolidated balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. Generally, all tickets sold by the Company are nonrefundable. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel. As of December 31, 2022 and 2021, the Company had ATL balances of $429.6 million and $382.3 million, respectively. As of December 31, 2022, substantially all of the ATL balance as of December 31, 2021 had been recognized. Substantially all of the Company's ATL balance as of December 31, 2022 is expected to be recognized within 12 months.
Non-fare revenues. Non-fare revenues is primarily comprised of certain ancillary items such as bags, seats and other travel-related fees, which are deemed part of the single performance obligation of providing passenger transportation. These ancillary items are recognized in non-fare revenues within passenger revenues, at the time of departure. In addition, non-fare revenues related to other travel-related programs and services provided are recognized as deemed appropriate.
The following table shows disaggregated operating revenues for the twelve months ended December 31, 2022, 2021 and 2020:

	Twelve Months Ended December 31,
	2022	2021	2020
	(in thousands)
Operating revenues:
Fare	$2,455,817	$1,422,927	$756,225
Non-fare	2,533,548	1,752,875	1,009,308
Total passenger revenues	4,989,365	3,175,802	1,765,533
Other	79,082	54,973	44,489
Total operating revenues	$5,068,447	$3,230,775	$1,810,022
Changes and cancellations. Customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which generally expires 90 days from the date the credit shell is created. Credit shells can be used towards the purchase of a new ticket and the Company’s other service offerings. Both service charge and credit shell amounts are recorded as deferred revenue and amounts expected to expire unused are estimated based on historical experience.

Estimating the amount of credits that will go unused involves some level of subjectivity and judgment. Assumptions used to generate breakage estimates can be impacted by several factors including, but not limited to, changes to the Company's ticketing policies, changes to the Company’s refund, exchange, and credit shell policies, and economic factors. The amount of credit shells issued varies, primarily due to the flight delays and cancellation events throughout the year. The Company generally experiences some variability in the amount of breakage revenue recognized throughout the year and expects some variability in the amount of breakage revenue recorded in future periods, as the estimates of the portion of those funds that will expire unused may differ from historical experience.

Other Revenues

Other revenues primarily consist of the marketing component of the sale of frequent flyer miles to the Company's credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

Frequent Flyer Program

Notes to Consolidated Financial Statements—(Continued)
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

    Passenger ticket sales earning points. Passenger ticket sales earning points provide customers with (1) points earned and (2) air transportation. The Company values each performance obligation on a stand-alone basis and allocates the consideration to each performance obligation based on their relative fair value. To value the point credits earned, the Company considers the quantitative value a passenger receives by redeeming points for a ticket rather than paying cash, which is referred to as equivalent ticket value ("ETV").

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

The Company defers the amount for award travel obligation as part of loyalty deferred revenue within ATL on the consolidated balance sheet and recognizes loyalty travel awards in passenger revenue as the points are used for travel. Revenue allocated to advertising and the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as points are delivered. Total unrecognized revenue from future FREE SPIRIT loyalty program was $81.3 million and $42.7 million at December 31, 2022 and 2021, respectively. The current portion of this balance is recorded within air traffic liability and the long-term portion of this balance is recorded within deferred gains and other long-term liabilities in the accompanying consolidated balance sheets.
    The following table illustrates total cash proceeds received from the sale of points and the portion of such proceeds recognized in non-ticket revenue immediately as marketing component:

	Consideration received from credit card loyalty programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2022	$80,970	$40,987
December 31, 2021	48,035	23,681
December 31, 2020	33,201	25,918

    Mileage breakage. For points that the Company estimates are not likely to be redeemed ("breakage"), the Company recognizes the associated value proportionally during the period in which the remaining points are redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over

Notes to Consolidated Financial Statements—(Continued)
which points are expected to be redeemed, the actual redemption activity for points or the estimated fair value of points expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years.

    Current activity of frequent flyer program. Points are combined in one homogeneous pool and are not separately identifiable. As such, revenue is composed of points that were part of the frequent flyer deferred revenue balance at the beginning of the period as well as points that were issued during the period.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset, the end of the remaining lease term or the next scheduled heavy maintenance event.
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $96.7 million, $91.9 million and $88.9 million for the years ended 2022, 2021 and 2020, respectively. During the years ended 2022, 2021 and 2020, the Company deferred $149.3 million, $74.1 million and $75.2 million, respectively, of costs for heavy maintenance. As of December 31, 2022 and 2021, the Company had a deferred heavy maintenance balance of $349.0 million and $633.9 million, and accumulated heavy maintenance amortization of $158.6 million and $303.9 million, respectively. In addition, the Company wrote off $192.3 million, net, of capitalized heavy maintenance related to the accelerated retirement of 29 of its A319 aircraft described above.
The Company outsources certain routine, non-heavy maintenance functions under contracts that require payment on a utilization basis, primarily based on flight hours. Costs incurred for maintenance and repair under flight hour maintenance contracts, where labor and materials price risks have been transferred to the service provider, are expensed based on contractual payment terms. All other costs for routine maintenance of the airframes and engines are charged to expense as performed.
The table below summarizes the components of the Company’s maintenance cost:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Utilization-based maintenance expense	$97,930	$81,591	$52,092
Non-utilization-based maintenance expense	89,890	77,911	59,135
Total maintenance, materials and repairs	$187,820	$159,502	$111,227
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
In connection with the Company's assessment of lease return costs, the Company also evaluates the recoverability of maintenance reserves paid to certain lessors that are held as collateral in advance of the Company’s required performance of major maintenance activities. The requirement to pay maintenance reserves has been eliminated from the Company's lease agreements for the last several years and any outstanding maintenance reserves will continue to decline as the Company is reimbursed for qualifying maintenance events. As of December 31, 2022 and 2021, the Company had $38.8 million and $48.9 million, respectively, of aircraft maintenance deposits.
Aircraft Fuel

Notes to Consolidated Financial Statements—(Continued)
Aircraft fuel expense includes jet fuel and associated into-plane costs, taxes, and oil, and realized and unrealized gains and losses associated with fuel derivative contracts, if any.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $9.2 million, $7.1 million and $5.5 million for the years ended 2022, 2021 and 2020, respectively, were recorded within distribution expense in the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2022 and 2021, the Company recorded a valuation allowance of $10.9 million and $5.1 million, respectively. For additional information, refer to Note 15, Income Taxes.
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. For the majority of awards, compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The Company has issued restricted stock awards, performance share awards, market share awards and performance and market share awards. Restricted stock awards are valued at the fair value of the shares on the date of grant. The fair value of performance share awards based on a market condition and the market share awards are estimated through the use of a Monte Carlo simulation model. The fair value of performance share awards based on a performance condition is based on the fair value of the shares on the date of grant. The performance share awards based on a performance condition are evaluated at each report date and adjustments are made to stock-based compensation expense based on the number of shares deemed probable of issuance upon vesting. The fair value of the market and performance share awards are estimated through the use of a Monte Carlo simulation model and adjusted based on the number of shares deemed probable of issuance upon vesting. For additional information, refer to Note 10, Stock-Based Compensation.
Payroll Support Program
During 2020 and 2021, in order to assist the Company to pay for salaries, wages and benefits for its employees, the Company entered into three separate Payroll Support Program Agreements (PSP1, PSP2 and PSP3) with the Treasury. The agreements provided the Company with grants (refer to Note 3, Special Charges and Credits for additional information), unsecured term loans (refer to Note 12, Debt and Other Obligations for additional information) and warrants (refer to Note 9, Equity for additional information). The funds provided were used exclusively to pay for salaries, wages and benefits for the Company's employees. As of December 31, 2022, the Company is in compliance with the terms of the PSP1, PSP2 and PSP3.
Concentrations of Risk
The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel, one of the Company’s largest expenditures, represented approximately 34%, 28% and 19% of total operating expenses in 2022, 2021 and 2020, respectively.
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

Notes to Consolidated Financial Statements—(Continued)
As of December 31, 2022, the Company had five union-represented employee groups that together represented approximately 81% of all employees. In addition, the Company's aircraft maintenance technicians are represented by AMFA. The related collective bargaining agreement is currently under negotiation. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 16, Commitments and Contingencies.

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

Announcement of JetBlue Merger

On July 28, 2022, Spirit entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each outstanding share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), to the extent paid (the “Approval Prepayment”) upon the adoption by Spirit stockholders of the Merger Agreement (or, in the event that the closing of the Merger (the “Closing”) occurs after the record date for the prepayment of, but before the payment date of, such Approval Prepayment Amount, to the extent payable after the Closing), and (B) an additional per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement after December 31, 2022 (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”). If an aggregate of $1.15 of Additional Prepayment Amounts has been paid out before consummation or termination of the merger, Spirit stockholders will thereafter continue to receive monthly Additional Prepayments, at the same $0.10 per month rate, not to exceed $0.65 in the aggregate. The total potential cash receivable by Spirit stockholders, including the Approval Prepayment Amount and such aggregate Additional Prepayment Amounts, can therefore equal up to $34.15 per share, assuming the transaction closes on or after July 24, 2024.

JetBlue will pay or cause to be paid the Approval Prepayment Amount to Spirit stockholders as of the record date established by Spirit for the special meeting to approve the Merger Agreement within five business days following such Spirit stockholder approval. Thereafter, on or prior to the last business day of each month beginning after December 31, 2022 until the earlier of the Closing or termination of the Merger Agreement, JetBlue will also pay or cause to be paid the Additional Prepayment Amount to Spirit stockholders as of a record date not more than five business days prior to the last business day of such month. The Company expects payments made from JetBlue to Spirit stockholders will not impact the Company's results of operations or cash flows. Under the terms of the Merger Agreement, JetBlue reimbursed the Company for the $25.0 million Frontier Expenses discussed above.

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both the Company’s special meeting and the Approval Prepayment is September 12, 2022. Therefore, all Spirit stockholders of record as of September 12, 2022 are entitled to receive the Approval Prepayment in accordance with the Merger Agreement. On October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, on January 31, 2023, JetBlue paid the first Additional Prepayment of $0.10 per share to all Spirit stockholders of record as of January 25, 2023.

Notes to Consolidated Financial Statements—(Continued)
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

3.Special Charges and Credits

During the twelve months ended December 31, 2022, the Company recorded $333.7 million within special charges (credits) on the Company's consolidated statements of operations in impairment charges related to the planned acceleration of the retirement of 29 of its A319 aircraft. For additional information, refer to Note 1, Summary of Significant Accounting Policies.

In addition, during the twelve months ended December 31, 2022, the Company recorded $47.2 million within special charges (credits) on the Company's consolidated statements of operations, in legal, advisory and other fees related to the former Frontier Merger Agreement, JetBlue's unsolicited proposal, received in March 2022, to acquire all of the Company's outstanding shares in an all-cash transaction and the JetBlue Merger Agreement entered into on July 28, 2022.

As part of the former Frontier Merger Agreement, the Company implemented an employee retention bonus program. On July 27, 2022, the Frontier Merger Agreement was mutually terminated; therefore, 50% of the target retention bonus was awarded to the Company's employees during the third quarter of 2022. In addition, as part of the JetBlue Merger Agreement, the Company implemented an additional employee retention bonus program during the third quarter of 2022. The target retention bonus will be paid to the Company's employees upon the successful close of the Merger. In the event the Merger fails or is abandoned, 50% of the target retention bonus will be paid to the Company's employees upon termination of the Merger. During the twelve months ended December 31, 2022, the Company recorded $39.3 million within special charges (credits) on the Company's consolidated statements of operations, related to the Company's retention bonus programs.

During the twelve months ended December 31, 2021, the Company recorded a $342.2 million credit, net of the related costs, within special charges (credits) on the Company’s consolidated statements of operations related to the grant component of the PSP2 and PSP3 agreements with the Treasury.

In addition, during the twelve months ended December 31, 2021, the Company recorded a credit of $37.5 million related to the CARES Act Employee Retention credit within special charges (credits) on the Company’s consolidated statements of operation. These special credits were partially offset by $2.0 million in special charges recorded during the twelve months ended December 31, 2021 related to salaries, wages and benefits paid to rehired employees, previously terminated with the Company's involuntary employee separation program, in compliance with the restrictions of PSP2 and PSP3.

Notes to Financial Statements—(Continued)

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

4. Loss on Disposal of Assets
During the twelve months ended December 31, 2022, the Company recorded $46.6 million in loss on disposal of assets in the consolidated statement of operations. This loss on disposal of assets mainly consisted of $38.5 million related to the loss on 16 aircraft sale leaseback transactions completed during 2022 and $6.6 million related to the impairment of 1 spare engine during the first quarter of 2022 which was damaged beyond economic repair.

During the twelve months ended December 31, 2021, the Company recorded $3.3 million in loss on disposal of assets in the consolidated statement of operations. This loss on disposal of assets mainly consisted of $2.3 million related to the loss on five aircraft sale leaseback transactions completed during 2021 and $1.1 million related to the loss on the sale of auxiliary power units ("APUs").

During the twelve months ended December 31, 2020, the Company recorded $2.3 million in loss on disposal of assets in the consolidated statement of operations. This loss on disposal of assets mainly consisted of $1.5 million related to the write-off of certain unrecoverable costs previously capitalized with a project to upgrade the Company's enterprise accounting software which was subsequently suspended and $0.8 million related to the disposal of excess and obsolete inventory.

5.Letters of Credit
As of December 31, 2022, the Company had $85.0 million in standby letters of credit secured by $75.0 million of restricted cash, of which $31.0 million were issued letters of credit. As of December 31, 2021, the Company had a $85.0 million standby letters of credit secured by $75.0 million restricted cash, of which $26.7 million were issued letters of credit.

6.Credit Card Processing Arrangements
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2022 and 2021, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of December 31, 2022 and 2021, was $468.5 million and $371.8 million, respectively.

Notes to Financial Statements—(Continued)
7.Short-term Investment Securities

The Company's short-term investment securities are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. These securities are stated at fair value within current assets on the Company's consolidated balance sheet. Realized gains and losses on sales of investments, if any, are reflected in non-operating other (income) expense in the consolidated statements of operations. Unrealized gains and losses on investment securities are reflected as a component of accumulated other comprehensive income, ("AOCI").

As of December 31, 2022 and December 31, 2021, the Company had $107.1 million and $106.3 million, respectively, in short-term available-for-sale investment securities. During the twelve months ended December 31, 2022, 2021 and 2020, these investments earned interest income at a weighted-average fixed rate of approximately 1.0%, 0.1% and 1.1% respectively. For the twelve months ended December 31, 2022 and December 31, 2021, an unrealized loss of $224 thousand and $74 thousand, net of deferred taxes, respectively, were recorded within AOCI related to these investment securities. For the twelve months ended December 31, 2022 and December 31, 2021, the Company did not recognize any realized gains or losses related to these securities as the Company did not transact any sales of these securities during this period. As of December 31, 2022 and December 31, 2021, $267 thousand and $43 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8.Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2022 and 2021 consist of the following:

	As of December 31,
	2022	2021
	(in thousands)
Salaries, wages and benefits	$154,881	$142,893
Federal excise and other passenger taxes and fees payable	96,424	77,409
Airport obligations	84,928	85,772
Fuel	76,979	55,103
Aircraft maintenance	59,243	39,178
Interest payable	32,613	24,526
Aircraft and facility lease obligations	22,068	23,049
Other	29,194	32,824
Other current liabilities	$556,330	$480,754

9.Equity
The Company’s amended and restated certificate of incorporation dated June 1, 2011, authorizes the Company to issue up to 240,000,000 shares of common stock, $0.0001 par value per share, 50,000,000 shares of non-voting common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.0001 par value per share. All of the Company’s issued and outstanding shares of common stock and preferred stock, if any, are duly authorized, validly issued, fully paid and non-assessable. The Company’s shares of common stock and non-voting common stock are not redeemable and do not have preemptive rights. As of December 31, 2022 and 2021, there were no shares of preferred stock or non-voting common stock outstanding.
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

Treasury Stock

Treasury stock is comprised of repurchases made from employees who received restricted stock awards or performance share awards. During the year ended December 31, 2022, 2021 and 2020, the Company repurchased 107 thousand, 54 thousand and 44 thousand shares, respectively, for $2.4 million, $1.5 million and $1.7 million, respectively. During the year ended December 31, 2022, 2021 and 2020, the Company did not retire any treasury shares.

Warrants

In connection with the Company's participation in the PSP agreement with the Treasury, during 2020, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of the Company's common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020). In connection with the Company's participation in the PSP2 and PSP3 agreements with the Treasury, during 2021, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 and 80,539 shares of the Company's common stock at a strike price of $24.42 (the closing price for the shares of the Company's common stock on December 24, 2020) and $36.45 (the closing price for the shares of the Company's common stock on March 10, 2021) per share.
The warrants are transferable and have no voting rights. The warrants expire in five years from the date of issuance and at the Company's option, may be settled on a "net cash" or "net shares" basis. The 739,089 warrants issued in connection with the PSP, PSP2 and PSP3 agreements represent less than 1% of the outstanding shares of the Company's common stock as of December 31, 2022.
The Company concluded that the PSP, PSP2 and PSP3 warrant agreement are a derivative contract classified within equity, at fair value upon issuance, within the Company’s consolidated balance sheet. Equity-classified contracts are initially measured at fair value and subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity. As of December 31, 2022, the Company had recorded $4.3 million, net of issuance costs, in APIC related to the fair value of the warrants issued.

10. Stock-Based Compensation
The Company has stock plans under which directors, officers, key employees and consultants of the Company may be granted restricted stock, stock options, performance share awards and other equity-based instruments as a means of promoting the Company’s long-term growth and profitability. The plans are intended to encourage participants to contribute to, and participate in the success of the Company.
On December 16, 2014, the Company's Board of Directors approved the 2015 Incentive Award Plan, or 2015 Plan, which was subsequently approved by the Company's stockholders on June 16, 2015. On March 10, 2021, the Company's Board of Directors approved an amendment of the Company's 2015 Incentive Award Plan to increase the number of authorized shares of common stock available for issuance by 3.2 million shares. The amendment was subsequently approved by the Company's stockholders on May 20, 2021. As of December 31, 2022 and December 31, 2021, 3,712,123 and 4,174,216 shares of the Company’s common stock, respectively, remained available for future issuance under the 2015 Plan, as amended.
Stock-based compensation cost amounted to $11.5 million, $12.5 million and $11.6 million for 2022, 2021 and 2020, respectively. During 2022, 2021 and 2020 there was a $2.4 million, $1.2 million and $3.6 million tax benefit recognized in income related to stock-based compensation.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit awards are valued at the fair value of the shares on the date of grant. Generally, granted shares and units vest over a two to four year graded vesting period. Each restricted stock unit represents the right to

Notes to Financial Statements—(Continued)
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
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2022 and changes during the year ended December 31, 2022 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2021	581,700	31.07
Granted	404,062	23.48
Vested	(328,834)	34.27
Forfeited	(32,476)	25.71
Outstanding at December 31, 2022	624,452	24.76
There were 404,062 and 399,179 restricted stock shares granted during the years ended December 31, 2022 and December 31, 2021, respectively. As of December 31, 2022 and December 31, 2021, there was $8.6 million and $9.9 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 1.7 years and 1.6 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2022, 2021 and 2020 was $23.48, $25.17 and $35.48, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2022, 2021 and 2020 was $7.5 million, $4.6 million and $5.5 million, respectively.
Performance and Market Share Awards
The Company grants certain executives performance and market stock units that vest based on either market, performance or market and performance conditions as part of a long-term incentive plan. The number of shares of common stock underlying each award is determined at the end of the performance period. In order to vest, the executive must still be employed by the Company, with certain contractual exclusions, at the end of the performance period.
Stock-based compensation cost related to these awards amounted to $1.5 million, $3.5 million and $4.5 million for 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, there was $3.0 million and $4.2 million, respectively, of total unrecognized compensation cost related to nonvested performance and market share awards expected to be recognized over 1.6 years and 1.7 years, respectively.

Notes to Financial Statements—(Continued)
11.Loss per Share
The following table sets forth the computation of basic and diluted loss per common share:

	Year Ended December 31,
	2022	2021	2020
	(in thousands, except per-share amounts)
Numerator:
Net loss	$(554,150)	$(472,569)	$(428,700)
Denominator:
Weighted-average shares outstanding, basic	108,751	105,000	84,692
Effect of dilutive stock awards	—	—	—
Adjusted weighted-average shares outstanding, diluted	108,751	105,000	84,692
Loss per Share:
Basic loss per common share	$(5.10)	$(4.50)	$(5.06)
Diluted loss per common share	$(5.10)	$(4.50)	$(5.06)

Anti-dilutive common stock equivalents excluded from the diluted loss per share calculations are not material.

Notes to Financial Statements—(Continued)
12. Debt and Other Obligations

Long-term debt

    As of December 31, 2022, the Company had outstanding public and non-public debt instruments. During 2022, the Company incurred debt through secured notes described below.

8.00% Senior Secured Notes due 2025

On November 17, 2022, the Company completed the private offering by Spirit IP Cayman Ltd., an indirect wholly-owned subsidiary of the Company (the “Brand Issuer”), and Spirit Loyalty Cayman Ltd., an indirect wholly-owned subsidiary of the Company (the “Loyalty Issuer” and, together with the Brand Issuer, the “Issuers”) of an aggregate of $600.0 million principal amount of 8.00% senior secured notes due 2025 (the “Additional Notes”). The Issuers had previously issued 8.00% Senior Secured Notes due 2025 in an aggregate principal amount of $850.0 million pursuant to an indenture, dated September 17, 2020 (the “Existing Indenture”), of which $340.0 million were redeemed on May 10, 2021 (the “Existing Notes”). The Additional Notes will be treated as a single series of senior secured debt securities with the Existing Notes and as a single class for all purposes under the Indenture, including, without limitation, waivers, amendments, redemptions and offers to purchase.

The Additional Notes are guaranteed by the Company, HoldCo 1, a direct wholly owned subsidiary of the Company and HoldCo 2, a direct subsidiary of HoldCo 1 and indirect wholly owned subsidiary of the Company. HoldCo 1 and HoldCo 2 are referred to together as the "Cayman Guarantors, The Additional Notes will be secured by, among other things, a first priority lien on the core assets of the Company’s loyalty programs (comprised of cash proceeds from its Free Spirit co-branded credit card programs, its Spirit Saver$ Club® program membership fees, and certain intellectual property required or necessary to operate the loyalty programs) as well as the Company’s brand intellectual property.

The Additional Notes will mature on September 20, 2025 and bear interest at a rate of 8.00% per annum, payable in quarterly installments on January 20, April 20, July 20 and October 20 of each year, beginning January 20, 2023. During the twelve months ended December 31, 2022, the Company received proceeds of $581.0 million, net of issuance costs of $10.0 million and original issue discount of $9.0 million, related to this private offering. The Additional Notes are secured on a senior basis by first-priority security interests in substantially all of the assets of the Issuers, other than excluded property and subject to certain permitted liens.

Revolving credit facility due in 2024

On March 30, 2020, the Company entered into a revolving credit facility for $110.0 million, with an option to increase the overall commitment amount up to $350.0 million with the consent of any participating lenders and subject to borrowing base availability. In the second quarter of 2020, the commitment was increased to $180.0 million and during the first quarter of 2021, the commitment was further increased to $240.0 million. In addition, during the fourth quarter of 2022, the commitment was increased to $300.0 million and the credit agreement was amended to implement SOFR as a successor interest rate to LIBOR. As of December 31, 2022 and December 31, 2021, the Company had $300.0 million and $240.0 million, respectively, undrawn and available under its revolving credit facility. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's consolidated balance sheets. The final maturity of the facility is March 30, 2024.

The Company may pledge the following types of assets as collateral to secure its obligations under the revolving credit facility: (i) certain take-off and landing rights of the Company at LaGuardia Airport, (ii) certain eligible aircraft spare parts and ground support equipment, (iii) aircraft, spare engines and flight simulators, (v) real property assets and (vi) cash and cash equivalents. The revolving credit facility bears variable interest based on SOFR, plus a 2.00% margin per annum, or another rate, at the Company's election, based on certain market interest rates, plus a 1.00% margin per annum, in each case with a floor of 0%.

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

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2022, the notes may be converted by noteholders through March 31, 2023.

Based on the terms of the indenture, upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. However, based on the terms of the Frontier Merger Agreement executed on February 5, 2022 (the Frontier Merger Agreement date), upon conversion of any convertible notes due 2025 through the closing or termination of the Frontier Merger, the conversion value, including the principal amount, were to be paid all in shares of the Company's common stock. On July 27, 2022, the Frontier Merger Agreement was terminated; however, on July 28, 2022, the Company entered into the Merger Agreement with JetBlue. Based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2025 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in shares of the Company's common stock. The initial conversion rate is 78.4314 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $12.75 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Due to the payment of the Approval Prepayment Amount on October 26, 2022 and the Additional Approval Prepayment Amount paid on January 31, 2023, on January 24, 2023, the Company announced an adjustment to the conversion rate of its convertible senior notes due 2025. The conversion rate was adjusted from 78.4314 shares to 88.7598 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $11.27 per share of common stock).

During 2022, $2.8 million of the Company's convertible notes due 2025 were converted to 217,304 shares of the Company's voting common stock. As of December 31, 2022, the Company had recorded $2.7 million, net of issuance costs and common stock, in additional paid-in-capital on its consolidated balance sheets as of December 31, 2022 related to the conversion of these notes. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $25.4 million recorded within current maturities of long-term debt and finance leases on its consolidated balance sheets as of December 31, 2022 related to its convertible notes due 2025. As of December 31, 2022, the if-converted value exceeds the principal amount of the convertible notes due 2025 by $18.9 million using the average stock price for the twelve months ended December 31, 2022.

Convertible senior notes due 2026

Notes to Financial Statements—(Continued)
On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2022, the notes did not qualify for conversion by noteholders through March 31, 2023.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash or a combination of cash and shares of common stock. Upon conversion of any notes, the Company will pay the conversion value in cash up to at least the principal amount of the notes being converted. However, based on the terms of the Frontier Merger Agreement executed on February 5, 2022 (the Frontier Merger Agreement date), upon conversion of any convertible notes due 2026 through the closing or termination of the Frontier Merger, the conversion value, including the principal amount, were to be paid all in cash. On July 27, 2022, the Frontier Merger Agreement was terminated; however, on July 28, 2022, the Company entered into the Merger Agreement with JetBlue. Based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2026 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in cash. The conversion value will be determined over an observation period consisting of 40 trading days. The initial conversion rate is 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Due to the payment of the Approval Prepayment Amount on October 26, 2022 and the Additional Approval Prepayment Amount paid on January 31, 2023, on January 24, 2023, the Company announced an adjustment to the conversion rate of its convertible senior notes due 2026. The conversion rate was adjusted from 20.3791 shares to 23.0627 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $43.36 per share of common stock).

The Frontier Merger Agreement and the Merger Agreement with JetBlue include settlement terms for any conversion of the convertible notes due 2026, as described above, that cause the conversion option, which is an embedded derivative, not to qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company bifurcated the fair value of the conversion option of the convertible senior notes due 2026 as a derivative liability with subsequent changes in fair value recorded in earnings. As of February 5, 2022, which is the date the terms of the convertible notes were modified by the Frontier Merger Agreement, the Company recorded the fair value of the embedded derivative of $49.5 million as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its consolidated balance sheets. The debt discount will continue to be amortized through interest expense, using the effective interest rate method, over the remaining life of the instrument. The fair value of the conversion option did not materially change upon the termination of the Frontier Merger Agreement on July 27, 2022 and the execution of the Merger Agreement with JetBlue on July 28, 2022.

Since the notes are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $464.5 million, net of the related unamortized debt discount of $35.5 million, recorded within long-term debt and finance leases, less current maturities on the Company's consolidated balance sheets as of December 31, 2022 related to its convertible notes due 2026. For additional information, refer to Note 17, Fair Value Measurements.

Adoption of ASU No. 2020-06

In August 2020, the FASB issued ASU No. 2020-06, "Accounting for Convertible Instruments and Contracts in an Entity's Own Equity." This standard simplifies and adds disclosure requirements for the accounting and measurement of convertible instruments. It eliminates the treasury stock method for convertible instruments and requires application of the “if-converted” method for certain agreements when computing earnings per share. In addition, the standard eliminates the beneficial conversion and cash conversion accounting models that require separate accounting for embedded conversion features and the recognition of a debt discount and related amortization to interest expense of those embedded features.

Notes to Financial Statements—(Continued)
The Company elected to early adopt this standard effective January 1, 2021 using the modified retrospective approach transition method. Therefore, the consolidated financial statements for the years ended December 31, 2022 and 2021 are presented under the new standard, while the year ended December 31, 2020 is not adjusted and continues to be reported in accordance with the Company's historical accounting policy.

In connection with the adoption of this standard, the Company recognized a cumulative effect adjustment, net of tax, of $6.1 million to retained earnings on the Company's consolidated balance sheet as of January 1, 2021. This adjustment was primarily driven by the derecognition of interest expense related to the accretion of the debt discount associated with the embedded conversion option recorded in the prior period as required under the legacy guidance. In addition, the Company reclassified $75.6 million, less related tax of $17.1 million and issuance costs of $2.9 million, from additional paid-in-capital ("APIC") to long-term debt and finance leases on the Company's consolidated balance sheet as of January 1, 2021. The reclassification was recorded in order to combine the two legacy units of account into a single instrument classified as a liability since bifurcation of the instrument into two units of account is no longer required under this standard.
Long-term debt is comprised of the following:

	As of
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due in 2025	$1,110.0	$510.0	8.00%	8.00%
Fixed-rate term loans due through 2039 (1)	1,094.7	1,223.5	3.52%	3.52%
Unsecured term loans due through 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	278.6	300.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	48.0	56.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	63.8	75.2	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	186.3	200.3	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	62.1	66.8	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	51.7	55.8	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	85.5	85.5	5.11%	5.11%
Convertible notes due in 2025	25.4	28.2	4.75%	4.75%
Convertible notes due in 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,642.4	$3,238.2
Less current maturities	346.4	208.2
Less unamortized discount, net	95.8	54.9
Total	$3,200.2	$2,975.1
(1) Includes obligations related to one aircraft recorded as a failed sale-leaseback. Refer to Note 13, Leases for additional information.
The Company's debt financings entered into solely to finance aircraft acquisition costs are collateralized by first priority security interest in the individual aircraft being financed. During the year ended December 31, 2022 and 2021, the Company made principal payments of $193.0 million and $470.0 million on its outstanding debt obligations, respectively.

At December 31, 2022, long-term debt principal payments for the next five years and thereafter are as follows:

December 31, 2022
(in millions)
2023	$336.6
2024	222.1
2025	1,324.0
2026	731.1
2027	197.3
2028 and beyond	831.3
Total debt principal payments	$3,642.4

Notes to Financial Statements—(Continued)

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Twelve Months Ended December 31,
	2022	2021
	(in thousands)
8.00% senior secured notes (1)	$47,954	$51,897
Fixed-rate term loans	41,446	42,765
Unsecured term loans	1,363	1,168
Class A 2015-1 EETC	11,874	12,781
Class B 2015-1 EETC	2,312	2,669
Class C 2015-1 EETC	3,424	3,988
Class AA 2017-1 EETC	6,464	6,938
Class A 2017-1 EETC	2,330	2,501
Class B 2017-1 EETC	2,016	2,189
Class C 2017-1 EETC	4,367	4,367
Convertible notes (2)	(68)	6,997
Revolving credit facilities	—	1,733
Finance leases	57	93
Commitment and other fees	2,162	2,243
Amortization of deferred financing costs	14,204	13,282
Total	$139,905	$155,611
(1) Includes $1.4 million and $1.3 million of accretion and $46.5 million and $50.6 million of interest expense for the twelve months ended December 31, 2022 and 2021, respectively.
(2) Includes $14.0 million of amortization of the discount for the convertible notes due 2026, $6.3 million of interest expense for the convertible notes due 2025 and convertible notes due 2026, offset by $20.3 million of favorable mark to market adjustments for the convertible notes due 2026 for the twelve months ended December 31, 2022. Includes $7.0 million of interest expense for the convertible notes due 2025 and convertible notes due 2026 for the twelve months ended December 31, 2021.
As of December 31, 2022 and 2021, the Company had a line of credit for $20.1 million and $10.1 million, respectively, related to corporate credit cards. Respectively, the Company had drawn $1.8 million and $5.6 million as of December 31, 2022 and 2021, which is included in accounts payable.
As of December 31, 2022 and 2021, the Company had lines of credit with counterparties for derivatives, if any, and physical fuel delivery in the amount of $41.5 million. As of December 31, 2022 and 2021, the Company had drawn $2.0 million and $16.4 million, respectively, on these lines of credit for physical fuel delivery, which is included within other current liabilities in the Company's consolidated balance sheets. The Company is required to post collateral for any excess above the lines of credit if the fuel derivatives, if any, are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2022 and 2021, the Company did not have any outstanding fuel derivatives.

Notes to Financial Statements—(Continued)

13.Leases

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

As of December 31, 2022, the Company had a fleet consisting of 194 A320 family aircraft. As of December 31, 2022, the Company had 88 aircraft financed under operating leases with lease term expirations between 2024 and 2040. In addition, the Company owned 105 aircraft of which 33 were purchased off lease and 4 were pledged as collateral under the Company's revolving credit facility maturing in 2024. The Company also had one aircraft recorded as a failed sale-leaseback. The related finance obligation is recorded within long-term debt in the Company's consolidated balance sheets. Refer to Note 12, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's consolidated balance sheets. As of December 31, 2022, the Company also had 6 spare engines financed under operating leases with lease term expiration dates ranging from 2024 to 2033 and owned 24, of which, as of December 31, 2022, 1 was unencumbered and 23 were pledged as collateral under the Company's revolving credit facility maturing in 2024.

Total rent expense for the years ended 2022, 2021 and 2020 was $537.9 million, $449.4 million and $371.6 million, respectively. Total rental expense for aircraft and engine operating leases for the years ended December 31, 2022, 2021 and 2020 was $282.4 million, $246.6 million and $196.4 million, respectively.

Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the majority of the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition) when it is probable that such amounts will be incurred. When determining probability and estimated cost of lease return obligations, there are various other factors that need to be considered such as the contractual terms of the lease, the ability to swap engines or other aircraft components, current condition of the aircraft, the age of the aircraft at lease expiration, utilization of engines and other components, the extent of repairs needed at return, return locations, current configuration of the aircraft and cost of repairs and materials at the time of return. Management assesses the factors listed above and the need to accrue lease return costs throughout the lease as facts and circumstances warrant an assessment. The Company expects lease return costs will increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.
In connection with the Company's assessment of lease return costs, the Company also evaluates the recoverability of maintenance reserves paid to certain lessors that are held as collateral in advance of the Company’s required performance of major maintenance activities. The requirement to pay maintenance reserves has been eliminated from the Company's lease agreements for the last several years and any outstanding maintenance reserves will continue to decline as the Company is reimbursed for qualifying maintenance events. As of December 31, 2022 and 2021, the Company had $38.8 million and $48.9 million of aircraft maintenance deposits.
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Supplemental rent, recorded within aircraft rent expense, is primarily made up of probable and estimable return condition obligations, lease return costs adjustments for aircraft and engines purchased off lease and maintenance reserves paid to aircraft lessors that are not probable of being reimbursed. The Company expensed $16.5 million, $31.7 million and $3.3 million of supplemental rent recorded within aircraft rent during 2022, 2021 and 2020, respectively. The Company did not expense any paid maintenance reserves as supplemental rent in 2022 and 2021.
During the twelve months ended December 31, 2022, the Company took delivery of 5 aircraft under direct operating leases, 16 aircraft under sale-leaseback transactions and 4 engines purchased with cash.

Notes to Financial Statements—(Continued)
Under Topic 842, gains and losses on sale-leaseback transactions, subject to adjustment for off-market terms, are recognized immediately and recorded within gain/loss on disposal of assets on the Company's consolidated statements of operations.
As of December 31, 2022, the Company's finance lease obligations relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's consolidated balance sheets.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company is building its new headquarters campus and a 200-unit residential building. During the first quarter of 2022, the Company began building its new headquarters campus and its 200-unit residential building with an expected completion during the first quarter of 2024. As of December 31, 2022, the 8.5-acre parcel of land and $62.6 million in related construction costs were capitalized within ground property and equipment on the Company's consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's consolidated balance sheets. Operating lease commitments related to this lease are included in the table below within property facility leases.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's consolidated balance sheets as of December 31, 2022. The table does not include commitments that are contingent on events or other factors that are currently uncertain and unknown.

	Finance Leases	Operating Leases			Total Operating and Finance Lease Obligations
		Aircraft and Spare Engine Leases	Property Facility Leases	Other
	(in thousands)
2023	$465	$338,203	$6,401	$552	$345,621
2024	215	326,117	4,619	138	331,089
2025	117	311,229	3,167	—	314,513
2026	39	284,915	3,088	—	288,042
2027	—	269,206	2,254	—	271,460
2028 and thereafter	—	2,453,370	141,234	—	2,594,604
Total minimum lease payments	$836	$3,983,040	$160,763	$690	$4,145,329
Less amount representing interest	33	1,367,174	133,379	25	1,500,611
Present value of minimum lease payments	$803	$2,615,866	$27,384	$665	$2,644,718
Less current portion	444	182,938	4,831	527	188,740
Long-term portion	$359	$2,432,928	$22,553	$138	$2,455,978
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's consolidated balance sheets are expected to be $3.9 million for 2023 and none for 2024 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

Notes to Financial Statements—(Continued)

	Year Ended December 31,
	2022	2021
	(in thousands)
Finance lease cost
Amortization of leased assets	$751	$733
Interest of lease liabilities	57	93
Operating lease cost
Operating lease cost (1)	225,112	220,137
Short-term lease cost (1)	41,696	31,036
Variable lease cost (1)	200,965	181,902
Total lease cost	$468,581	$433,901
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's consolidated statements of operations.
The table below presents lease-related terms and discount rates as of December 31, 2022:

	December 31, 2022	December 31, 2021
Weighted-average remaining lease term
Operating leases	14.6 years	14.9 years
Finance leases	2.1 years	2.5 years
Weighted-average discount rate
Operating leases	6.29%	5.62%
Finance leases	4.21%	4.79%

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
The second plan is for the Company’s pilots, and contains the same service requirements as the first plan. Beginning on March 1, 2018, the Company contributed 11% of the individual pilot's annual compensation, regardless of the pilot's contributions to the plan. The Company's contribution increases by 1% on an annual basis each March until 2022 at which time the contribution was 15%. Beginning on January 1, 2024, the Company's contribution will increase to 16%.
Employer contributions made to all plans were $88.9 million, $72.3 million and $58.6 million in 2022, 2021 and 2020, respectively, and were included within salaries, wages and benefits in the accompanying consolidated statements of operations.

15. Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

Notes to Financial Statements—(Continued)

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current:
Federal	$—	$—	$(141,997)
State and local	327	568	(1,847)
Foreign	1,695	1,183	(1,554)
Total current expense (benefit)	2,022	1,751	(145,398)
Deferred:
Federal	(141,251)	(47,468)	(33,494)
State and local	(7,360)	(2,034)	(12,592)
Total deferred expense (benefit)	(148,611)	(49,502)	(46,086)
Total income tax expense (benefit)	$(146,589)	$(47,751)	$(191,484)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

	Year Ended December 31,
	2022	2021	2020
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	0.8%	0.2%	1.9%
Revaluation of deferred taxes	—%	—%	9.2%
Premium on convertible debt repurchase	—%	(11.4)%	—%
Other	(0.9)%	(0.6)%	(1.2)%
Total income tax expense (benefit)	20.9%	9.2%	30.9%

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the consolidated financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2022 and 2021, the significant components of the Company's deferred taxes consisted of the following:

Notes to Financial Statements—(Continued)

	December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Income tax credits	$4,306	$4,298
Net operating losses	340,023	263,350
Deferred revenue	20,751	23,119
Nondeductible accruals	25,738	21,858
Deferred manufacturing credits	14,054	8,458
Loan liability	11,404	11,643
Operating lease liability	598,097	432,492
Interest expense	38,327	18,544
Other	27,190	4,687
Valuation allowance	(10,852)	(5,099)
Deferred tax assets	1,069,038	$783,350
Deferred tax liabilities:
Property, plant and equipment	634,018	644,407
Accrued aircraft and engine maintenance	38,755	74,742
Right-of-use asset	608,176	438,804
Other	14,932	869
Deferred tax liabilities	1,295,881	1,158,822
Net deferred tax assets (liabilities)	$(226,843)	$(375,472)

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. As of December 31, 2022 and 2021, the Company had a valuation allowance of $10.9 million and $5.1 million, respectively, against certain deferred tax assets related to equity compensation for executives due to changes in tax law resulting from the Tax Cuts and Jobs Act ("TCJA"), state net operating loss carryforwards and foreign tax credits.
As of December 31, 2022, the Company had $2.8 million of foreign tax credits, $1.4 million of general business tax credits, $1.5 billion of federal net operating loss and $593.9 million of state net operating loss available, that may be applied against future tax liabilities. The foreign tax credits will begin to expire in 2025, the state net operating losses will begin to expire in 2027, the general business credits will begin to expire in 2038 and there is no expiration of federal net operating losses.
For tax years ended December 31, 2022, 2021 and 2020, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.
For tax years 2022, 2021 and 2020, all income for the Company is subject to domestic income taxes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2019 through 2021 tax years are still subject to examination in the United States Various state and foreign jurisdiction tax years also remain open to examination. The Company believes that any potential assessment would be immaterial to its consolidated financial statements.

16. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2022, the Company's firm aircraft orders consisted of 109 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. As of December 31, 2022, the Company had secured financing for 11 aircraft, scheduled for delivery from Airbus through 2024,

Notes to Financial Statements—(Continued)
which will be financed through sale leaseback transactions. The Company did not have financing commitments in place for the remaining 98 Airbus aircraft currently on firm order, which are scheduled for delivery through 2027. However, the Company has signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for these aircraft are included within the purchase commitments below.
During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2022, the Company is committed to purchase 19 PW1100G-JM spare engines, with deliveries through 2027.
As of December 31, 2022, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $684.3 million in 2023, $1,375.4 million in 2024, $1,226.7 million in 2025, $1,424.4 million in 2026, $884.1 million in 2027, and none in 2028 and beyond.
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
In addition to the aircraft purchase agreement, as of December 31, 2022, the Company had secured financing for 35 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2024. As of December 31, 2022, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $54.8 million in 2023, $181.2 million in 2024, $214.0 million in 2025, $214.0 million in 2026, $214.0 million in 2027, and $1,690.0 million in 2028 and beyond.
Interest commitments related to the secured debt financing of 73 delivered aircraft as of December 31, 2022 are $64.6 million in 2023, $53.3 million in 2024, $45.8 million in 2025, $38.3 million in 2026, $30.1 million in 2027, and $60.2 million in 2028 and beyond. As of December 31, 2022, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility are $93.1 million in 2023, $96.4 million in 2024, $89.4 million in 2025, $5.9 million in 2026, $3.4 million in 2027, and $10.5 million in 2028 and beyond. For principal commitments related to the Company's outstanding debt obligations, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, construction commitments related to its new headquarters campus and residential building and other miscellaneous subscriptions and services as of December 31, 2022: $57.2 million in 2023, $18.9 million in 2024, $18.0 million in 2025, $16.3 million in 2026, $16.3 million in 2027, and $1.2 million in 2028 and beyond. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
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

Notes to Financial Statements—(Continued)
In 2017, the Company was sued in the Eastern District of New York in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to the Company's practice of charging fees for ancillary products and services. The original action was dismissed by the District Court; however, following the plaintiff’s appeal to the Second Circuit, the case was remanded to the District Court for further review on the breach of contract claim. A hearing on the Company's Motion for Summary Judgment and plaintiff’s Motion for Class Certification was held on December 10, 2021. The Court granted the plaintiff’s class certification motion on March 29, 2022. The Company subsequently filed a motion for reconsideration on April 26, 2022 and an oral argument was held on May 19, 2022. The Company intends to vigorously defend against this lawsuit. As of December 31, 2022, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
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
Employees

The Company has five union-represented employee groups that together represent approximately 81% of all employees at December 31, 2022. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2022.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	January 2025	27%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	September 2021	48%
Dispatchers	Professional Airline Flight Control Association (PAFCA)	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	November 2026	3%
Passenger Service Agents	Transport Workers Union of America (TWU)	February 2027	2%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association (AMFA) (2)	N/A (2)	N/A (2)

(1) Subject to standard early opener provisions.
(2) Collective bargaining agreement is currently under negotiation.
During the fourth quarter of 2022, the Company reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023.
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
In February 2021, the Company entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified the Company, as required by the Railway Labor Act, that it intended to submit proposed changes to the collective bargaining agreement covering the Company’s flight attendants. The Company and the AFA-CWA commenced the negotiations sessions on September 27, 2021. As of December 31, 2022, the Company continued to negotiate with the AFA-CWA.
In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by the Aircraft Mechanics Fraternal Association ("AMFA") as their collective bargaining agent. In November 2022, AMFA notified the Company of its intent to negotiate a CBA and began negotiations. As of December 31, 2022, the Company continued to negotiate with AMFA. As of December 31, 2022, the Company had approximately 600 AMTs.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $11.0 million and $9.1

Notes to Financial Statements—(Continued)
million, for health care claims as of December 31, 2022, and 2021, respectively, recorded within other current liabilities on the Company's consolidated balance sheet.

17.Fair Value Measurements
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
    The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2022 and December 31, 2021, were as follows:

	As of December 31,
	2022		2021
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
8.00% senior secured notes	$1,110.0	$1,085.0	$510.0	$530.4	Level 3
Fixed-rate term loans	1,094.7	1,003.9	1,223.5	1,262.6	Level 3
Unsecured term loans	136.3	116.0	136.3	146.4	Level 3
2015-1 EETC Class A	278.6	247.5	300.6	311.1	Level 2
2015-1 EETC Class B	48.0	45.6	56.0	56.4	Level 2
2015-1 EETC Class C	63.8	63.1	75.2	74.0	Level 2
2017-1 EETC Class AA	186.3	161.6	200.3	203.3	Level 2
2017-1 EETC Class A	62.1	52.3	66.8	65.8	Level 2
2017-1 EETC Class B	51.7	44.9	55.8	53.6	Level 2
2017-1 EETC Class C	85.5	85.1	85.5	84.1	Level 2
4.75% convertible notes due 2025	25.4	44.9	28.2	55.6	Level 2
1.00% convertible notes due 2026	500.0	405.1	500.0	432.5	Level 2
Total long-term debt	$3,642.4	$3,355.0	$3,238.2	$3,275.8

Cash and Cash Equivalents

Notes to Financial Statements—(Continued)
Cash and cash equivalents at December 31, 2022 and December 31, 2021 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Restricted Cash

Restricted cash is comprised of cash held in account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of December 31, 2022, the Company had a $85.0 million standby letter of credit secured by $75.0 million of restricted cash, of which $31.0 million were issued letters of credit. In addition, the Company had $44.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the Company's 8.00% senior secured notes. For additional information on the Company's 8.00% senior secured notes, refer to Note 12, Debt and Other Obligations.
Short-term Investment Securities

Short-term investment securities at December 31, 2022 and December 31, 2021 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

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

As of February 5, 2022, which is the date the terms of the convertible notes were modified by the Frontier Merger Agreement, the Company recorded the fair value of the embedded derivative of $49.5 million as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its consolidated balance sheets. The fair value of the derivative liability was estimated as the difference in value of the traded price of the convertible notes, including the conversion option and the value of the convertible notes in the absence of the conversion option (the debt component). The debt component was estimated using a discounted cash flow analysis with a yield calibrated to the traded price of the convertible notes. The change in fair value of the derivative liability is recorded within interest expense on the Company's consolidated statements of operations. During the twelve months ended December 31, 2022, the Company recorded $20.3 million in a favorable mark to market adjustment, related to the change in fair value of the derivative liability. The fair value of the conversion option did not materially change upon the termination of the Frontier Merger Agreement on July 27, 2022 and the execution of the Merger Agreement with JetBlue on July 28, 2022. The fair value of the derivative liability has been determined to be Level 2 as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 12, Debt and Other Obligations.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,346.4	$1,346.4	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	107.1	107.1	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,575.4	$1,572.9	$—	$2.5

Derivative liability	$29.2	$—	$29.2	$—
Total liabilities	$29.2	$—	$29.2	$—

Notes to Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2021
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,333.5	$1,333.5	$—	$—
Restricted cash	95.4	95.4	—	—
Short-term investment securities	106.3	106.3	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,537.7	$1,535.2	$—	$2.5

Total liabilities	$—	$—	$—	$—
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2022 or 2021.

18.Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") area are summarized below:

	2022	2021	2020
	(in millions)
DOT—Domestic	$4,371.8	$2,824.8	$1,660.7
DOT—Latin America and Caribbean	696.6	406.0	149.3
Total	$5,068.4	$3,230.8	$1,810.0
During 2022, 2021 and 2020, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

Notes to Financial Statements—(Continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Spirit Airlines, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2023 expressed an unqualified opinion thereon.

Adoption of ASU No. 2020-06
As discussed in Note 12 to the financial statements, the Company changed its accounting and measurement of convertible instruments in 2021 due to the adoption of Accounting Standards Update No. 2020-06 Accounting for Convertible Instruments and Contracts in an Entity's Own Equity.

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

Notes to Financial Statements—(Continued)

Recoverability of aircraft maintenance deposits and accrual of lease return costs
Description of the Matter
At December 31, 2022, the Company recorded $38.8 million of aircraft maintenance deposits. As explained in Notes 1 and 13 to the consolidated financial statements, some of the Company’s aircraft and engine master lease agreements require the payment of maintenance reserves to aircraft lessors to be held as collateral in advance of performance of major maintenance activities. These lease agreements generally provide that maintenance reserves are reimbursable to the Company upon completion of the maintenance event. Maintenance reserve payments that are substantively and contractually related to the maintenance of the leased asset are accounted for as aircraft maintenance deposits to the extent they are expected to be recoverable. These lease agreements also often contain provisions that require the Company to return aircraft airframes, engines and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the actual return condition. Management assesses the need to accrue lease return costs throughout the year or whenever facts and circumstances warrant an assessment. For the year ended December 31, 2022, the Company recorded $16.5 million of supplemental rent, which is made up of maintenance reserves paid to aircraft lessors that are not probable of being reimbursed, and probable and estimable lease return costs.

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

Miami, Florida
February 6, 2023

Notes to Financial Statements—(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Spirit Airlines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 6, 2023 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Miami, Florida
February 6, 2023

Notes to Financial Statements—(Continued)
ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2022. Ernst & Young LLP's report on our internal control over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
None.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Notes to Financial Statements—(Continued)
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2023 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2023 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2023 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2023 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2023 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part II Item 5 and Part III to this Annual Report on Form 10-K from our 2023 Proxy Statement, our 2023 Proxy Statement shall not be deemed to be filed as part of this Report.

Notes to Financial Statements—(Continued)
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

     3. Exhibits:
    The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index included immediately preceding the signature page.

Notes to Financial Statements—(Continued)
EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1
Agreement and Plan of Merger, dated February 5, 2022, by and among Spirit Airlines, Inc., Frontier Group Holdings, Inc. and Top Gun Acquisition Corp., filed as Exhibit 2.1 to the Company’s Form 8-K dated February 7, 2022, is hereby incorporated by reference.

2.2
Amendment to Agreement and Plan of Merger, dated June 2, 2022, by and among Spirit Airlines, Inc., Frontier Group Holdings, Inc. and Top Gun Acquisition Corp., filed as Exhibit 2.1 to the Company’s Form 8-K dated June 2, 2022, is hereby incorporated by reference.

2.3
Amendment No. 2 to Agreement and Plan of Merger, dated June 24, 2022, by and among Spirit Airlines, Inc., Frontier Group Holdings, Inc. and Top Gun Acquisition Corp., filed as Exhibit 2.1 to the Company’s Form 8-K dated June 24, 2022, is hereby incorporated by reference.

2.4
Agreement and Plan of Merger, dated July 28, 2022, by and among Spirit Airlines, Inc., JetBlue Airways Corporation and Sundown Acquisition Corp., filed as Exhibit 2.1 to the Company’s Form 8-K dated August 15, 2022, is hereby incorporated by reference.

3.1
Amended and Restated Certificate of Incorporation of Spirit Airlines, Inc., dated as of June 1, 2011, filed as Exhibit 3.1 to the Company's Form 8-K dated June 1, 2011, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spirit Airlines, Inc., dated as of June 1, 2011, filed as Exhibit 3.2 to the Company's Form 8-K dated June 1, 2011, is hereby incorporated by reference.

3.3	Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as Exhibit 3.1 to the Company’s Form 8-K dated March 30, 2020, is hereby incorporated by reference.

4.1	Specimen Common Stock Certificate, filed as Exhibit 4.1 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

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

Notes to Financial Statements—(Continued)

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

Notes to Financial Statements—(Continued)

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

Notes to Financial Statements—(Continued)

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

Notes to Financial Statements—(Continued)

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

4.53	Form of Warrant to Purchase Common Stock, is hereby incorporated by reference from Exhibit B to Exhibit 4.52 hereto.

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

Notes to Financial Statements—(Continued)

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

4.60	Form of 8.00% Senior Secured Notes due 2025, is hereby incorporated by reference from Exhibit A to Exhibit 4.59 hereto.

4.61	Form of Warrant to Purchase Common Stock dated July 31, 2020, filed as Exhibit 4.6 to the Company's Form 8-K dated September 30, 2020, is hereby incorporated by reference.

4.62	Form of Warrant to Purchase Common Stock dated October 2, 2020, filed as Exhibit 4.1 to the Company's Form 8-K dated October 2, 2020, is hereby incorporated by reference.

4.63
Warrant Agreement, dated as of January 15, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 4.64 to the Company's Form 10-K dated February 10, 2021 is hereby incorporated by reference.

4.64
Amendment No. 1 to Rights Agreement by and between Spirit Airlines, Inc. and Equiniti Trust Company, dated as of March 10, 2021, filed as Exhibit 4.1 to the Company’s Form 8-K filed on March 10, 2021, is hereby incorporated by reference.

4.65
Warrant Agreement, dated as of April 29, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 4.2 to the Company’s Form 10-Q filed on July 28, 2021, is hereby incorporated by reference.

4.66	Warrant to Purchase Common Stock dated March 5, 2021, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 18, 2021, is hereby incorporated by reference.

4.67	Warrant to Purchase Common Stock dated April 29, 2021, filed as Exhibit 4.2 to the Company’s Form 8-K dated May 18, 2021, is hereby incorporated by reference.

4.68	Warrant to Purchase Common Stock dated June 3, 2021, filed as Exhibit 4.1 to the Company's Form 8-K dated June 30, 2021, is hereby incorporated by reference.

4.69
Second Supplemental Indenture, dated April 30, 2021, between the Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.2 to the Company’s Form 8-K dated April 30, 2021, is hereby incorporated by reference.

4.70	Form of Global Note representing the 1.00% Convertible Senior Notes due 2026, filed as Exhibit 4.3 to the Company’s Form 8-K dated April 30, 2021, is hereby incorporated by reference.

4.71
Supplemental Indenture, dated as of November 17, 2022, among Spirit IP Cayman Ltd., Spirit Loyalty Cayman Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral custodian, filed as Exhibit 4.2 to the Company’s Form 8-K dated November 17, 2022, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

4.72	Form of 8.00% Senior Secured Notes due 2025, is hereby incorporated by reference from Exhibit A to Exhibit 4.71 hereto.

4.73	Brief Description of all Securities Registered under Section 12 of the Exchange Act.

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

Notes to Financial Statements—(Continued)

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

Notes to Financial Statements—(Continued)

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

Notes to Financial Statements—(Continued)

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

10.53

Payroll Support Program Agreement, dated January 15, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 10.53 to the Company's Form 10-K dated February 10, 2021, is hereby incorporated by reference.

10.54

Promissory Note, dated January 12, 2021, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.54 to the Company's Form 10-K dated February 10, 2021 is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.55
First Amendment to Credit and Guaranty Agreement, dated as of March 12, 2021, among Spirit Airlines, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and issuing lender, and Wilmington Trust, National Association, as collateral agent, filed as Exhibit 10.1 to the Company’s Form 8-K dated March 18, 2021, is hereby incorporated by reference.

10.56
Payroll Support Program Agreement, dated April 29, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 28, 2021, is hereby incorporated by reference.

10.57
Promissory Note, dated April 29, 2021, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 28, 2021, is hereby incorporated by reference.

10.58+	Melinda Grindle Offer Letter, filed as Exhibit 10.58 to the Company's Form 10-K dated February 8, 2022, is hereby incorporated by reference.

10.59
Termination Agreement, dated July 27, 2022, by and among Frontier Group Holdings, Inc., Top Gun Acquisition Corp. and Spirit Airlines, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K dated July 28, 2022, is hereby incorporated by reference.

10.60	Second Amendment to Credit and Guaranty Agreement, dated as of November 18, 2022, among Spirit Airlines, Inc. and Citibank, N.A., as Administrative Agent.

10.61	Aircraft Sale Purchase Agreement, dated January 13, 2023, by Spirit Airlines, Inc. and Gryphon Trading Company, LLC.

21	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
+	Indicates a management contract or compensatory plan or arrangement.
*	Exhibits 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

Notes to Financial Statements—(Continued)
SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT AIRLINES, INC.
Date: February 6, 2023	By:	/s/ Scott M. Haralson
Scott M. Haralson
Senior Vice President and Chief Financial Officer

Notes to Financial Statements—(Continued)

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

Signature	Title	Date

/s/ Edward M. Christie	President, Chief Executive Officer and Director (Principal Executive Officer)	February 6, 2023
Edward M. Christie
/s/ Scott M. Haralson	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	February 6, 2023
Scott M. Haralson
/s/ Brian J. McMenamy	Vice President, Controller (Principal Accounting Officer)	February 6, 2023
Brian J. McMenamy
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 6, 2023
H. McIntyre Gardner
/s/ Mark B. Dunkerley	Director	February 6, 2023
Mark B. Dunkerley
/s/ Robert D. Johnson	Director	February 6, 2023
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 6, 2023
Barclay G. Jones
/s/ Christine P. Richards	Director	February 6, 2023
Christine P. Richards
/s/ Myrna M. Soto	Director	February 6, 2023
Myrna M. Soto
/s/ Dawn M. Zier	Director	February 6, 2023
Dawn M. Zier