Form 10-Q
period 2023-03-31
Spirit Airlines, Inc.
filed 2023-04-26
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 20, 2023:

Class	Number of Shares
Common Stock, $0.0001 par value	109,160,896

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Operating revenues:
Passenger	$1,327,473	$949,744
Other	22,301	17,571
Total operating revenues	1,349,774	967,315

Operating expenses:
Aircraft fuel	487,711	368,585
Salaries, wages and benefits	389,185	305,890
Landing fees and other rents	97,345	82,936
Depreciation and amortization	77,991	76,191
Aircraft rent	85,267	66,044
Maintenance, materials and repairs	54,414	45,515
Distribution	48,017	35,351
Special charges	13,983	15,563
Loss on disposal of assets	7,100	11,552
Other operating	201,156	171,156
Total operating expenses	1,462,169	1,178,783

Operating income (loss)	(112,395)	(211,468)

Other (income) expense:
Interest expense	51,793	37,880
Capitalized interest	(7,648)	(5,262)
Interest income	(15,434)	(467)
Other (income) expense	542	417
Total other (income) expense	29,253	32,568

Income (loss) before income taxes	(141,648)	(244,036)
Provision (benefit) for income taxes	(37,737)	(49,333)

Net income (loss)	$(103,911)	$(194,703)
Basic earnings (loss) per share	$(0.95)	$(1.79)
Diluted earnings (loss) per share	$(0.95)	$(1.79)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Net income (loss)	$(103,911)	$(194,703)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $50 and $(78)	173	(267)
Interest rate derivative loss reclassified into earnings, net of taxes of $12 and $14	33	37
Other comprehensive income (loss)	$206	$(230)
Comprehensive income (loss)	$(103,705)	$(194,933)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,287,711	$1,346,350
Restricted cash	119,400	119,392
Short-term investment securities	108,357	107,115
Accounts receivable, net	186,070	197,276
Income tax receivable	36,261	36,261
Prepaid expenses and other current assets	180,284	187,589
Total current assets	1,918,083	1,993,983

Property and equipment:
Flight equipment	4,216,067	4,326,515
Ground property and equipment	574,988	521,802
Less accumulated depreciation	(1,052,373)	(1,098,819)
	3,738,682	3,749,498
Operating lease right-of-use assets	2,859,829	2,699,574
Pre-delivery deposits on flight equipment	516,099	487,553
Deferred heavy maintenance, net	230,014	190,349
Other long-term assets	59,610	63,817
Total assets	$9,322,317	$9,184,774

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$53,046	$75,449
Air traffic liability	566,856	429,618
Current maturities of long-term debt, net, and finance leases	261,724	346,888
Current maturities of operating leases	195,039	188,296
Other current liabilities	675,944	556,330
Total current liabilities	1,752,609	1,596,581

Long-term debt, net and finance leases, less current maturities	3,164,061	3,200,376
Operating leases, less current maturities	2,605,011	2,455,619
Deferred income taxes	189,054	226,843
Deferred gains and other long-term liabilities	141,736	133,704
Shareholders’ equity:
Common stock	11	11
Additional paid-in-capital	1,149,588	1,146,015
Treasury stock, at cost	(79,671)	(77,998)
Retained earnings	400,308	504,219
Accumulated other comprehensive loss	(390)	(596)
Total shareholders’ equity	1,469,846	1,571,651
Total liabilities and shareholders’ equity	$9,322,317	$9,184,774
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income (loss)	$(103,911)	$(194,703)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Losses reclassified from other comprehensive income	45	51
Share-based compensation	3,273	4,046
Allowance for doubtful accounts (recoveries)	6	—
Amortization of debt issuance costs	3,981	3,421
Depreciation and amortization	77,991	76,191
Accretion of 8.00% senior secured notes	1,052	261
Amortization of debt discount	3,808	2,538
Deferred income tax benefit	(37,851)	(49,647)
Loss on disposal of assets	7,100	11,552
Changes in operating assets and liabilities:
Accounts receivable, net	11,200	(31,844)
Deposits and other assets	580	(36,183)
Deferred heavy maintenance	(56,105)	(17,698)
Accounts payable	(37,048)	(5,188)
Air traffic liability	137,238	175,986
Other liabilities	129,853	80,568
Other	(435)	194
Net cash provided (used) by operating activities	140,777	19,545
Investing activities:
Purchase of available-for-sale investment securities	(20,593)	(26,749)
Proceeds from the maturity and sale of available-for-sale investment securities	20,000	26,500
Proceeds from sale of property and equipment	23,845	—
Pre-delivery deposits on flight equipment, net of refunds	(25,443)	(5,858)
Capitalized interest	(4,862)	(4,172)
Purchase of property and equipment	(60,513)	(47,340)
Net cash provided (used) in investing activities	(67,566)	(57,619)
Financing activities:
Payments on debt obligations	(129,435)	(44,338)
Payments on finance lease obligations	(179)	(210)
Repurchase of common stock	(1,673)	(1,772)
Debt issuance costs	(555)	(1,200)
Net cash provided (used) by financing activities	(131,842)	(47,520)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(58,631)	(85,594)
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,465,742	1,428,907
Cash, cash equivalents, and restricted cash at end of period (1)	$1,407,111	$1,343,313
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$31,999	$25,781
Income taxes paid (received), net	$466	$303
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$89,807	$67,089
Financing cash flows for finance leases	$10	$18
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$145	$—
Capital expenditures funded by operating lease borrowings	$202,587	$129,213
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in the Company's condensed consolidated statement of cash flows.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Three Months Ended March 31, 2022
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$11	$1,131,826	$(75,639)	$1,058,369	$(532)	$2,114,035
Share-based compensation	—	4,046	—	—	—	4,046
Repurchase of common stock	—	—	(1,772)	—	—	(1,772)
Changes in comprehensive income	—	—	—	—	(230)	(230)
Net income (loss)	—	—	—	(194,703)	—	(194,703)
Balance at March 31, 2022	$11	$1,135,872	$(77,411)	$863,666	$(762)	$1,921,376

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$11	$1,146,015	$(77,998)	$504,219	$(596)	$1,571,651
Convertible debt conversions	—	300	—	—	—	300
Share-based compensation	—	3,273	—	—	—	3,273
Repurchase of common stock	—	—	(1,673)	—	—	(1,673)
Changes in comprehensive income	—	—	—	—	206	206
Net income (loss)	—	—	—	(103,911)	—	(103,911)
Balance at March 31, 2023	$11	$1,149,588	$(79,671)	$400,308	$(390)	$1,469,846
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Spirit Airlines, Inc. (“Spirit”) and its consolidated subsidiaries (together with Spirit, the "Company").

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 6, 2023.

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

2. Merger

JetBlue Merger

On July 28, 2022, Spirit entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each outstanding share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), paid on October 26, 2022 following the adoption by Spirit stockholders of the Merger Agreement on October 19, 2022 and (B) an additional monthly per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”). If an aggregate of $1.15 of Additional Prepayment Amounts has been paid out before consummation or termination of the Merger, Spirit stockholders will thereafter continue to receive monthly Additional Prepayments, at the same $0.10 per month rate until the transaction closes or the Merger Agreement is terminated. The Merger Agreement becomes unilaterally terminable by either JetBlue or Spirit on July 24, 2024.

In accordance with the terms of the Merger Agreement, JetBlue is required to pay or cause to be paid the Approval Prepayment Amount to Spirit stockholders as of the record date established by Spirit for the special meeting to approve the Merger Agreement within five business days following such Spirit stockholder approval. Thereafter, on or prior to the last business day of each month beginning after December 31, 2022 until the earlier of the Closing or termination of the Merger Agreement, JetBlue will also pay or cause to be paid the Additional Prepayment Amount to Spirit stockholders as of a record date not more than five business days prior to the last business day of such month. Payments made from JetBlue to Spirit stockholders do not impact the Company's results of operations or cash flows.

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both the Company’s special meeting and the Approval Prepayment was September 12, 2022. In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, on January 31, 2023, February 28, 2023 and March 31, 2023, JetBlue paid the Additional Prepayments of $0.10 per share of common stock to all Spirit stockholders of record as of January 25, 2023, February 22, 2023 and March 27, 2023, respectively.

Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, the Company announced related adjustments to the conversion rates of its convertible notes due 2025 and its convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of March 31, 2023, the conversion rate of the convertible notes due 2025 and 2026 were respectively, 89.7550 and 23.3213 shares of voting common stock per $1,000 principal amount of convertible notes. In addition, as of March 31, 2023, the exercise price of the PSP1, PSP2 and PSP3 warrants were $12.361, $21.440 and $32.001 and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 593,222.38, 156,899.64 and 91,736.10, respectively.

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

On March 7, 2023, the U.S. Justice Department filed suit to block the Merger. The trial date for the lawsuit has been set for October 16, 2023 and will be held at the United States District Court of Massachusetts in Boston.

In addition, Spirit has agreed, among other things, that neither it nor any of its directors, officers, employees and representatives will (1) solicit alternative transactions, (2) participate in any discussions or negotiations relating to alternative transactions, (3) furnish any non-public information in connection with alternative transactions or (4) enter into any agreement relating to alternative transactions, except under limited circumstances described in the Merger Agreement. However, in certain circumstances, Spirit may terminate the Merger Agreement to enter into a definitive agreement for a Superior Proposal (as defined in the Merger Agreement). In addition, Spirit, JetBlue and Merger Sub each make certain customary representations, warranties and covenants, as applicable, in the Merger Agreement.

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

3. Revenue

Operating revenues are comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Operating revenues:
Fare	$608,861	$418,418
Non-fare	718,612	531,326
Total passenger revenues	1,327,473	949,744
Other	22,301	17,571
Total operating revenues	$1,349,774	$967,315

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the DOT are summarized below:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
DOT—Domestic	$1,175,653	$827,054
DOT—Latin America	174,121	140,261
Total	$1,349,774	$967,315
The Company defers the amount for award travel obligations as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.

As of March 31, 2023 and December 31, 2022, the Company had ATL balances of $566.9 million and $429.6 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

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

4. Loss on Disposal

During the three months ended March 31, 2023, the Company recorded $7.1 million in loss on disposal of assets in the condensed consolidated statements of operations. Loss on disposal of assets for the three months ended March 31, 2023 primarily consisted of a $7.8 million loss related to two aircraft sale leaseback transactions. In addition, during the fourth quarter 2022, the Company made the decision to accelerate the retirement of 29 of its A319 aircraft and, in January 2023, the Company executed a sale agreement to sell these aircraft over the next two years. During the first quarter 2023, the Company completed the sale of four of these A319 aircraft and recorded a related net gain of $1.2 million. The remaining A319 aircraft subject to the sale agreement remain in service and will to continue to operate until immediately before the sale of the aircraft.

During the three months ended March 31, 2022, the Company recorded $11.6 million in loss on disposal of assets in the condensed consolidated statements of operations. Loss on disposal of assets for the three months ended March 31, 2022 primarily consisted of $6.6 million related to the impairment of one spare engine which was damaged beyond economic repair and $4.3 million related to the loss on three aircraft sale leaseback transactions completed during the first quarter of 2022.

5. Special Charges

During the three months ended March 31, 2023, the Company recorded $7.2 million within special charges on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the Merger Agreement with JetBlue entered into on July 28, 2022. In addition, as part of the Merger Agreement with JetBlue, the Company implemented an employee retention award program during the third quarter of 2022. The target retention award will be paid to the Company's employees upon the successful close of the Merger. In the event the Merger fails or is abandoned, 50% of the target retention award will be paid to the Company's employees. This amount will be paid to the Company's employees in two installments payable in July 2023 and July 2024 or upon termination or abandonment of the Merger, whichever comes first. During the three months ended March 31, 2023, the Company recorded $6.7 million within special charges on the Company's condensed consolidated statements of operations, related to the Company's retention award program.

During the three months ended March 31, 2022, the Company recorded $11.1 million within special charges on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the former merger agreement with Frontier (the "Former Frontier Merger Agreement") executed during the first quarter of 2022. In addition, as part of the Former Frontier Merger Agreement, the Company implemented an employee retention award program (the "Frontier Retention Award Program"). During the three months ended March 31, 2022, the Company recorded $4.5 million within special charges on the Company's condensed consolidated statements of operations, related to the Company's Frontier Retention Award Program.

6. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per-share amounts)
Numerator
Net income (loss)	$(103,911)	$(194,703)
Denominator
Weighted-average shares outstanding, basic	109,110	108,581
Effect of dilutive shares	—	—
Adjusted weighted-average shares outstanding, diluted	109,110	108,581
Earnings (loss) per share
Basic earnings (loss) per common share	$(0.95)	$(1.79)
Diluted earnings (loss) per common share	$(0.95)	$(1.79)
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

As of March 31, 2023 and December 31, 2022, the Company had $108.4 million and $107.1 million, respectively, in short-term available-for-sale investment securities. During the three months ended March 31, 2023 and 2022, these investments earned interest income at a weighted-average fixed rate of approximately 3.8% and 0.2%, respectively. For the three months ended March 31, 2023, an unrealized gain of $184 thousand, net of deferred taxes, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three months ended March 31, 2022, an unrealized loss of $262 thousand, net of deferred taxes, was recorded within AOCI related to these investment securities. For the three months ended March 31, 2023 and March 31, 2022, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of March 31, 2023 and December 31, 2022, $82 thousand and $267 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8. Accrued Liabilities

Other current liabilities as of March 31, 2023 and December 31, 2022 consisted of the following:

	March 31, 2023	December 31, 2022
	(in thousands)
Salaries, wages and benefits	$168,431	$154,881
Federal excise and other passenger taxes and fees payable	131,700	96,424
Airport obligations	106,075	84,928
Aircraft maintenance	77,282	59,243
Fuel	59,974	76,979
Interest payable	33,379	32,613
Aircraft and facility lease obligations	27,941	22,068
Other	71,162	29,194
Other current liabilities	$675,944	$556,330

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
During the three months ended March 31, 2023, the Company took delivery of three aircraft under direct operating leases, two aircraft under sale leaseback transactions and one spare engine purchased with cash. As of March 31, 2023, the Company had a fleet consisting of 195 A320 family aircraft. As of March 31, 2023, the Company had 93 aircraft financed under operating leases with lease term expirations between 2024 and 2041. In addition, the Company owned 101 aircraft of which 29 were purchased off lease and 2 were pledged as collateral under the Company's revolving credit facility maturing in 2024. The Company also had one aircraft recorded as a failed sale leaseback. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 12, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of March 31, 2023, the Company also had 6 spare engines financed under operating leases with lease term expiration dates ranging from 2024 to 2033 and owned 25 spare engines, of which, as of March 31, 2023, 1 was unencumbered and 24 were pledged as collateral under the Company's revolving credit facility maturing in 2024.

Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Supplemental rent, recorded within aircraft rent expense, is primarily made up of probable and estimable return condition obligations, lease return cost adjustments related to lease modifications and aircraft and engines purchased off lease, and maintenance reserves paid to aircraft lessors that are not probable of being reimbursed.

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

In connection with the Company's assessment of lease return costs, the Company also evaluates the recoverability of maintenance reserves paid to certain lessors that are held as collateral in advance of the Company’s required performance of major maintenance activities. The requirement to pay maintenance reserves has been eliminated from the Company's lease agreements for the last several years and any outstanding maintenance reserves will continue to decline as the Company is reimbursed for qualifying maintenance events. As of March 31, 2023 and December 31, 2022, the Company had $36.0 million and $38.8 million of aircraft maintenance deposits, respectively, recorded within prepaid expenses and other current assets and other long-term assets in the Company's condensed consolidated balance sheets.

As of March 31, 2023, the Company's finance lease obligations primarily related to the lease of computer equipment used by the Company's flight crews and office equipment. Payments under these finance lease agreements are fixed for terms ranging from four to five years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company is building its new headquarters campus and a 200-unit residential building. During the first quarter of 2022, the Company began building its new headquarters campus and its 200-unit residential building with the project having an expected completion during the first quarter 2024. The 8.5-acre parcel of land is capitalized within ground property and equipment on the Company's condensed consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's condensed consolidated balance sheets. Operating lease commitments related to this lease are included in the table below within property facility leases.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of March 31, 2023. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2023	$318	$268,444	$5,414	$530	$274,706
2024	201	346,156	5,460	178	351,995
2025	179	331,268	4,011	—	335,458
2026	101	304,955	3,934	—	308,990
2027	27	289,246	3,104	—	292,377
2028 and thereafter	—	2,718,143	141,297	—	2,859,440
Total minimum lease payments	$826	$4,258,212	$163,220	$708	$4,422,966
Less amount representing interest	49	1,488,499	133,569	22	1,622,139
Present value of minimum lease payments	$777	$2,769,713	$29,651	$686	$2,800,827
Less current portion	367	189,083	5,272	684	195,406
Long-term portion	$410	$2,580,630	$24,379	$2	$2,605,421
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $3.9 million for the remainder of 2023 and none for 2024 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Finance lease cost
Amortization of leased assets	$158	$188
Interest of lease liabilities	10	18
Operating lease cost
Operating lease cost (1)	84,215	63,251
Short-term lease cost (1)	10,905	10,257
Variable lease cost (1)	52,655	48,694
Total lease cost	$147,943	$122,408
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	March 31, 2023	March 31, 2022
Weighted-average remaining lease term
Operating leases	14.7 years	14.0 years
Finance leases	2.6 years	2.3 years
Weighted-average discount rate
Operating leases	6.39%	5.62%
Finance leases	4.46%	4.71%

10. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2023, the Company's total firm aircraft orders consisted of 107 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 107 aircraft, the Company has 9 aircraft scheduled for delivery in the remainder of 2023 and 25 aircraft scheduled for delivery in 2024. In late April 2023, the Company was notified that a number of the aircraft originally scheduled for delivery in 2023 and 2024 will be delayed into 2024 and 2025, respectively. Given supply chain delivery issues, the schedule of aircraft deliveries continues to be fluid and subject to change. However, the Company's total firm aircraft purchase commitments remains unchanged. As of March 31, 2023, the Company had secured financing for 16 aircraft scheduled for delivery from Airbus through 2024, which will be financed through sale leaseback transactions. As of March 31, 2023, the Company did not have financing commitments in place for the remaining 91 Airbus aircraft on firm order through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the purchase commitments below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of March 31, 2023, the Company is committed to purchase 18 PW1100G-JM spare engines, with deliveries through 2027.

As of March 31, 2023, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $542.9 million for the remainder of 2023, $1,375.8 million in 2024, $1,227.0 million in 2025, $1,424.4 million in 2026, $884.1 million in 2027, and none in 2028 and beyond.

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

In addition to the aircraft purchase agreement, as of March 31, 2023, the Company had agreements in place for 32 A320neos and A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from the remainder of 2023 through 2024. As of March 31, 2023, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions were expected to be approximately $40.1 million for the remainder of 2023, $183.9 million in 2024, $218.9 million in 2025, $218.9 million in 2026, $218.9 million in 2027, and $1,746.3 million in 2028 and beyond.
Interest commitments related to the secured debt financing of 73 delivered aircraft as of March 31, 2023 were $47.4 million for the remainder of 2023, $53.3 million in 2024, $45.8 million in 2025, $38.3 million in 2026, $30.1 million in 2027, and $60.2 million in 2028 and beyond. As of March 31, 2023, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility were $73.8 million for the remainder of 2023, $96.4 million in 2024, $89.4 million in 2025, $5.9 million in 2026, $3.4 million in 2027, and $10.5 million in 2028 and beyond. For principal commitments related to the Company's debt financing, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, construction commitments related to its new headquarters campus and residential building and other miscellaneous subscriptions and services as of March 31, 2023: $62.5 million for the remainder of 2023, $20.4 million in 2024, $18.8 million in 2025, $16.3 million in 2026, $16.3 million in 2027, and $1.2 million in 2028 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
In 2017, the Company was sued in the Eastern District of New York in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to the Company's practice of charging fees for ancillary products and services. The original action was dismissed by the District Court; however, following the plaintiff's appeal to the Second Circuit, the case was remanded to the District Court for further review on the breach of contract claim. A hearing on the Company's Motion for Summary Judgment and plaintiff's Motion for Class Certification was held on December 10, 2021. The Court granted the plaintiff's class certification motion and denied Spirit’s summary judgment motion on March 29, 2022. The Company subsequently filed a motion for reconsideration on April 26, 2022, and an oral argument was held on May 19, 2022. The Court denied Spirit’s motion for reconsideration on February 14, 2023. On April 3, 2023, Spirit moved to compel arbitration of and/or dismiss certain class members’ claims for lack of personal jurisdiction. Trial is set to begin on January 16, 2024. The Company intends to vigorously defend against this lawsuit. As of March 31, 2023, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
Following an audit by the Internal Revenue Service ("IRS") related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter 2018 through the fourth quarter 2020, on March 31, 2022, the Company was assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. The Company believes the assessment is without merit and intends to challenge the assessment; therefore, the Company believes a loss in this matter is not probable and has not recognized a loss contingency.
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of March 31, 2023 and December 31, 2022, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of March 31, 2023 and December 31, 2022, was $632.5 million and $468.5 million, respectively.

Employees
The Company has six union-represented employee groups that together represented approximately 85% of all employees as of March 31, 2023. The table below sets forth the Company's employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	January 2025	26%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	January 2026	48%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	November 2026	3%
Passenger Service Agents	Transport Workers Union of America ("TWU")	February 2027	2%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association (AMFA) (2)	N/A (2)	5%

(1) Subject to standard early opener provisions.
(2) Collective bargaining agreement is currently under negotiation.

During the fourth quarter of 2022, the Company reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023.

In February 2023, the Company and AFA-CWA reached a tentative agreement with the Company's flight attendants which was ratified by the flight attendants on April 13, 2023 and becomes amendable in January 2026. The ratified agreement includes increased pay rates and other enhanced benefits.
In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by the Aircraft Mechanics Fraternal Association ("AMFA") as their collective bargaining agent. In November 2022, AMFA notified the Company of its intent to negotiate a CBA and began negotiations. As of March 31, 2023, the Company continued to negotiate with AMFA. As of March 31, 2023, the Company had approximately 600 AMTs.

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
    The carrying amounts and estimated fair values of the Company's long-term debt at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023		December 31, 2022		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$1,110.0	$1,104.1	$1,110.0	$1,085.0	Level 3
Fixed-rate term loans	1,061.9	996.8	1,094.7	1,003.9	Level 3
Unsecured term loans	136.3	121.9	136.3	116.0	Level 3
2015-1 EETC Class A	278.6	251.4	278.6	247.5	Level 2
2015-1 EETC Class B	48.0	46.0	48.0	45.6	Level 2
2015-1 EETC Class C	63.8	63.8	63.8	63.1	Level 2
2017-1 EETC Class AA	179.2	158.1	186.3	161.6	Level 2
2017-1 EETC Class A	59.7	51.2	62.1	52.3	Level 2
2017-1 EETC Class B	49.9	44.1	51.7	44.9	Level 2
2017-1 EETC Class C	—	—	85.5	85.1	Level 2
4.75% convertible notes due 2025	25.1	41.7	25.4	44.9	Level 2
1.00% convertible notes due 2026	500.0	411.1	500.0	405.1	Level 2
Total long-term debt	$3,512.5	$3,290.2	$3,642.4	$3,355.0

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2023 and December 31, 2022 were comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in an account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of March 31, 2023, the Company had $85.0 million in standby letters of credit secured by $75.0 million of restricted cash, of which $31.1 million were issued letters of credit. In addition, the Company had $44.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.
Short-term Investment Securities

Short-term investment securities at March 31, 2023 and December 31, 2022 were classified as available-for-sale and generally consisted of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

Derivative Liability

The Merger Agreement with JetBlue modified the settlement terms for any conversions of the convertible notes due 2026 (as defined below) that caused the conversion option, which is an embedded derivative, not to qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company bifurcated the fair value of the conversion option of the convertible notes due 2026 as a derivative liability with subsequent changes in fair value recorded in earnings.

The Company records the fair value of the embedded derivative as a derivative liability within deferred gains and other long-term liabilities on its condensed consolidated balance sheets. The fair value of the derivative liability was estimated as the difference in value of the traded price of the convertible notes, including the conversion option and the value of the convertible notes in the absence of the conversion option (the debt component). The value of the debt component was estimated using a discounted cash flow analysis with a yield calibrated to the traded price of the convertible notes. The change in fair value of the derivative liability is recorded within interest expense on the Company's condensed consolidated statements of operations. During the three months ended March 31, 2023 and 2022, the Company recorded $1.7 million in unfavorable mark to market adjustments and $0.9 million in favorable mark to market adjustments, respectively, related to the change in fair value of the derivative liability. The fair value of the derivative liability has been determined to be Level 2 as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 12, Debt and Other Obligations.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,287.7	$1,287.7	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	108.4	108.4	—	—
Assets held for sale	1.9	—	—	1.9
Total assets	$1,517.4	$1,515.5	$—	$1.9

Derivative liability	$30.9	$—	$30.9	$—
Total liabilities	$30.9	$—	$30.9	$—

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,346.4	$1,346.4	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	107.1	107.1	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,575.4	$1,572.9	$—	$2.5

Derivative liability	$29.2	$—	29.2	$—
Total liabilities	$29.2	$—	$29.2	$—

The Company had no transfers of assets or liabilities between any of the above levels during the twelve months ended March 31, 2023 and the year ended December 31, 2022.

12. Debt and Other Obligations

As of March 31, 2023, the Company had outstanding public and non-public debt instruments.

Revolving credit facility due in 2024

As of March 31, 2023 and December 31, 2022, the Company had a $300.0 million revolving credit facility which was undrawn and available. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets. This facility matures on March 30, 2024.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2023, the notes may be converted by noteholders through June 30, 2023.

Based on the terms of the indenture, upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. However, based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2025 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in shares of the Company's common stock. The initial conversion rate was 78.4314 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $12.75 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Due to the payment of the Approval Prepayment and Additional Prepayment Amounts paid by JetBlue to the Company's stockholders, in accordance with the terms of the indenture, the Company has announced related adjustments to the conversion rate of its convertible senior notes due 2025. As of March 31, 2023, the conversion rate was 89.7550 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $11.14 per share of common stock). Refer to Note 2, Merger for additional information on the Approval Prepayment and Additional Prepayment Amounts.

During the first quarter of 2023, $0.3 million of the Company's convertible notes due 2025 were converted to 27,204 shares of the Company's voting common stock. As of March 31, 2023, the Company had recorded $0.3 million, net of issuance costs and common stock, in additional paid-in-capital on its condensed consolidated balance sheets as of March 31, 2023 related to the conversion of these notes. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $25.1 million recorded within current maturities of long-term debt and finance leases on its condensed consolidated balance sheets as of March 31, 2023 related to its convertible notes due 2025. As of March 31, 2023, the if-converted value exceeds the principal amount of the convertible notes due 2025 by $16.8 million using the average stock price for the three months ended March 31, 2023.

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2023, the notes did not qualify for conversion by noteholders through June 30, 2023.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of common stock. Upon conversion of any notes, the Company will pay the conversion value in cash up to at least the principal amount of the notes being converted. However, based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2026 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in cash. The conversion value will be determined over an observation period consisting of 40 trading days. The initial conversion rate was 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Due to the payment of the Approval Prepayment and Additional Prepayment Amounts paid by JetBlue to the Company's stockholders, in accordance with the terms of the indenture, the Company has announced related adjustments to the conversion rate of its convertible senior notes due 2026. As of March 31, 2023, the conversion rate was 23.3213 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $42.88 per share of common stock). Refer to Note 2, Merger for additional information on the Approval Prepayment and Additional Prepayment Amounts.

The Merger Agreement with JetBlue includes settlement terms for any conversion of the convertible notes due 2026, as described above, that cause the conversion option, which is an embedded derivative, not to qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company bifurcated the fair value of the conversion option of the convertible senior notes due 2026 as a derivative liability with subsequent changes in fair value recorded in earnings. The Company recorded the fair value of the embedded derivative as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its condensed consolidated balance sheets. The debt discount will continue to be amortized through interest expense, using the effective interest rate method, over the remaining life of the instrument.

Since the notes are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $468.3 million, net of the related unamortized debt discount of $31.7 million, recorded within long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets as of March 31, 2023 related to its convertible notes due 2026. For additional information, refer to Note 11, Fair Value Measurements.

Long-term debt is comprised of the following:

	As of		As of
	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$1,110.0	$1,110.0	8.00%	8.00%
Fixed-rate loans due through 2039 (1)	1,061.9	1,094.7	3.52%	3.52%
Unsecured term loans due in 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	278.6	278.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	48.0	48.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	63.8	63.8	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	179.2	186.3	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	59.7	62.1	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	49.9	51.7	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	—	85.5	5.11%	5.11%
Convertible notes due 2025	25.1	25.4	4.75%	4.75%
Convertible notes due 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,512.5	$3,642.4
Less current maturities	261.4	346.4
Less unamortized discounts, net	87.5	95.8
Total	$3,163.6	$3,200.2
(1) Includes obligations related to one aircraft recorded as a failed sale leaseback. Refer to Note 9, Leases for additional information.
During the three months ended March 31, 2023, the Company made scheduled principal payments of $129.4 million on its outstanding debt obligations. During the three months ended March 31, 2022, the Company made scheduled principal payments of $44.3 million on its outstanding debt obligations.

At March 31, 2023, long-term debt principal payments for the next five years and thereafter were as follows:

March 31, 2023
(in millions)
Remainder of 2023	$207.2
2024	222.1
2025	1,323.5
2026	731.1
2027	197.3
2028 and beyond	831.3
Total debt principal payments	$3,512.5

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
8.00% senior secured notes (1)	$23,252	$10,461
Fixed-rate term loans	9,563	10,684
Unsecured term loans	336	336
Class A 2015-1 EETC	2,824	3,048
Class B 2015-1 EETC	528	616
Class C 2015-1 EETC	777	917
Class AA 2017-1 EETC	1,521	1,638
Class A 2017-1 EETC	548	590
Class B 2017-1 EETC	476	512
Class C 2017-1 EETC	522	1,080
Convertible notes (2)	7,045	3,223
Finance leases	8	18
Commitment and other fees	417	535
Amortization of deferred financing costs	3,976	4,222
Total	$51,793	$37,880
(1) Includes $1.1 million of accretion and $22.2 million of interest expense for the three months ended March 31, 2023. Includes $0.3 million of accretion and $10.2 million of interest expense for the three months ended March 31, 2022.
(2) Includes $3.8 million of amortization of the discount for the convertible notes due 2026, $1.6 million of interest expense for the convertible notes due 2025 and 2026 and $1.7 million of unfavorable mark to market adjustments for the convertible notes due 2026 for the three months ended March 31, 2023. Includes $2.5 million of amortization of the discount for the convertible notes due 2026, $1.6 million of interest expense for the convertible notes due 2025 and 2026 offset by $0.9 million of favorable mark to market adjustments for the convertible notes due 2026 for the three months ended March 31, 2022.

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
Operating expenses per available seat mile (“CASM”) is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. We exclude loss on disposal of assets and special charges to determine Adjusted CASM. We believe that also excluding aircraft fuel and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2022 and subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Percent Change
	2023	2022
Operating Statistics (unaudited) (A):
Average aircraft	194.8	174.9	11.4%
Aircraft at end of period	195	176	10.8%
Average daily aircraft utilization (hours)	11.2	10.8	3.7%
Average stage length (miles)	986	1,048	(5.9)%
Departures	72,749	60,958	19.3%
Passenger flight segments (PFSs) (thousands)	10,598	8,506	24.6%
Revenue passenger miles (RPMs) (thousands)	10,674,879	9,050,034	18.0%
Available seat miles (ASMs) (thousands)	13,209,136	11,718,896	12.7%
Load factor (%)	80.8%	77.2%	3.6 pts
Fare revenue per passenger flight segment ($)	57.45	49.19	16.8%
Non-ticket revenue per passenger flight segment ($)	69.91	64.53	8.3%
Total revenue per passenger flight segment ($)	127.36	113.72	12.0%
Average yield (cents)	12.64	10.69	18.2%
TRASM (cents)	10.22	8.25	23.9%
CASM (cents)	11.07	10.06	10.0%
Adjusted CASM (cents)	10.91	9.83	11.0%
Adjusted CASM ex-fuel (cents)	7.22	6.68	8.1%
Fuel gallons consumed (thousands)	142,343	124,916	14.0%
Average economic fuel cost per gallon ($)	3.43	2.95	16.3%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary

JetBlue Merger

On July 28, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each existing share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), paid on October 26, 2022 following the adoption by Spirit stockholders of the Merger Agreement on October 19, 2022, and (B) an additional monthly per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”). If an aggregate of $1.15 of Additional Prepayment Amounts has been paid out before consummation or termination of the Merger, Spirit stockholders will thereafter continue to receive monthly Additional Prepayments, at the same $0.10 per month rate until the transaction closes or the Merger Agreement is terminated. The Merger Agreement becomes unilaterally terminable by either JetBlue or Spirit on July 24, 2024.

In accordance with the terms of the Merger Agreement, JetBlue is required to pay or cause to be paid the Approval Prepayment Amount to Spirit stockholders as of the record date established by Spirit for the special meeting to approve the Merger Agreement within five business days following such Spirit stockholder approval. Thereafter, on or prior to the last business day of each month beginning after December 31, 2022 until the earlier of the Closing or termination of the Merger Agreement, JetBlue will also pay or cause to be paid the Additional Prepayment Amount to Spirit stockholders as of a record date not more than five business days prior to the last business day of such month. Payments made from JetBlue to Spirit stockholders do not impact our results of operations or cash flows.

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both Spirit's special meeting and the Approval Prepayment was September 12, 2022. In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, on January 31, 2023, February 28, 2023 and March 31, 2023, JetBlue paid the Additional Prepayments of $0.10 per share of common stock to all Spirit stockholders of record as of January 25, 2023, February 22, 2023 and March 27, 2023, respectively.

Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, we announced related adjustments to the conversion rates of our convertible notes due 2025 and our convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of March 31, 2023, the conversion rate of the convertible notes due 2025 and 2026 were respectively, 89.7550 and 23.3213 shares of voting common stock per $1,000 principal amount of convertible notes. In addition, as of March 31, 2023, the exercise price of the PSP1, PSP2 and PSP3 warrants were $12.361, $21.440 and $32.001 and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 593,222.38, 156,899.64 and 91,736.10, respectively.

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

On March 7, 2023, the U.S. Justice Department filed suit to block the Merger. The trial date for the lawsuit has been set for October 16, 2023 and will be held at the United States District Court of Massachusetts in Boston.

In addition, Spirit has agreed, among other things, that neither it nor any of its directors, officers, employees and representatives will (1) solicit alternative transactions, (2) participate in any discussions or negotiations relating to alternative transactions, (3) furnish any non-public information in connection with alternative transactions or (4) enter into any agreement relating to alternative transactions, except under limited circumstances described in the Merger Agreement. However, in certain circumstances, Spirit may terminate the Merger Agreement to enter into a definitive agreement for a Superior Proposal (as defined in the Merger Agreement). In addition, Spirit, JetBlue and Merger Sub each make certain customary representations, warranties and covenants, as applicable, in the Merger Agreement.

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

Summary of Results

For the first quarter of 2023, we had a negative operating margin of 8.3%, an improvement of 13.6 percentage points compared to a negative operating margin of 21.9% in the prior year period. We generated a pre-tax loss of $141.6 million and a net loss of $103.9 million on operating revenues of $1,349.8 million. For the first quarter of 2022, we generated a pre-tax loss of $244.0 million and a net loss of $194.7 million on operating revenues of $967.3 million.
Our Adjusted CASM ex-fuel for the first quarter of 2023 was 7.22 cents compared to 6.68 cents in the same period in the prior year. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense, aircraft rent expense, distribution expense and other operating expense.
As of March 31, 2023, we had 195 Airbus A320-family aircraft in our fleet comprised of 27 A319s, 64 A320s, 30 A321s, and 74 A320neos. As of March 31, 2023, we had 139 A320 family aircraft scheduled for delivery through 2027, of which 21 aircraft are scheduled for delivery during the remainder of 2023.

Comparison of three months ended March 31, 2023 to three months ended March 31, 2022
Operating Revenues

Operating revenues increased $382.5 million, or 39.5%, to $1,349.8 million for the first quarter of 2023, as compared to the first quarter of 2022, primarily due to an increase in average yield of 18.2%, an increase in traffic of 18.0% and an increase in load factor of 3.6 pts, year over year.

Total revenue per passenger flight segment increased 12.0%, year over year. The increase in total revenue per passenger flight segment was primarily driven by an 18.2% increase in average yield, period over period. In addition, we had an increase in passenger flight segments of 24.6%. Fare revenue per passenger flight segment increased 16.8% and non-ticket revenue per passenger flight segment increased 8.3%. The increase in non-ticket revenue per passenger flight segment was primarily attributable to increases in bundled ancillary revenue, passenger usage fee revenue and bag revenue per passenger flight segment, as compared to the prior year.

Operating Expenses

Operating expenses increased $283.4 million, or 24.0%, to $1,462.2 million for the first quarter of 2023 compared to $1,178.8 million for the first quarter of 2022, primarily due to an increase in aircraft fuel expense and salaries, wages and benefits expense, period over period. In addition, we had an increase in other operating expense primarily due to an increase in operations as reflected by an 18.0% increase in traffic and 12.7% increase in capacity.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended March 31, 2023 and 2022.

Aircraft fuel expense increased by $119.1 million, or 32.3%, from $368.6 million in the first quarter of 2022 to $487.7 million in the first quarter of 2023. This increase in fuel expense, period over period, was due to a 16.3% increase in average economic fuel cost per gallon and a 14.0% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2023	2022
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	142,343	124,916	14.0%
Into-plane fuel cost per gallon	$3.43	$2.95	16.3%
Aircraft fuel expense (per condensed consolidated statements of operations)	$487,711	$368,585	32.3%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 16.3% was primarily a result of an increase in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended March 31, 2023 and 2022, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended March 31,
	2023	2022			2023	2022
	(in thousands)				(in cents)
Aircraft fuel	$487,711	$368,585	$119,126	32.3%	3.69	3.15	0.54	17.1%
Salaries, wages, and benefits	$389,185	$305,890	$83,295	27.2%	2.95	2.61	0.34	13.0%
Landing fees and other rents	97,345	82,936	14,409	17.4%	0.74	0.71	0.03	4.2%
Depreciation and amortization	77,991	76,191	1,800	2.4%	0.59	0.65	(0.06)	(9.2)%
Aircraft rent	85,267	66,044	19,223	29.1%	0.65	0.56	0.09	16.1%
Maintenance, materials and repairs	54,414	45,515	8,899	19.6%	0.41	0.39	0.02	5.1%
Distribution	48,017	35,351	12,666	35.8%	0.36	0.30	0.06	20.0%
Special charges	13,983	15,563	(1,580)	NM	0.11	0.13	(0.02)	NM
Loss on disposal of assets	7,100	11,552	(4,452)	NM	0.05	0.10	(0.05)	NM
Other operating	201,156	171,156	30,000	17.5%	1.52	1.46	0.06	4.1%
Total operating expenses	$1,462,169	$1,178,783	$283,386	24.0%	11.07	10.06	1.01	10.0%
Adjusted CASM (1)					10.91	9.83	1.08	11.0%
Adjusted CASM ex-fuel (2)					7.22	6.68	0.54	8.1%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2023		2022
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		11.07		10.06
Special charges	$14.0	0.11	$15.6	0.13
Loss on disposal of assets	7.1	0.05	11.6	0.10
Adjusted CASM (cents)		10.91		9.83

(2)Excludes aircraft fuel expense, loss on disposal of assets and special charges.

Our Adjusted CASM ex-fuel for the first quarter of 2023 was 7.22 cents, compared to 6.68 cents in the same period in the prior year. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense, aircraft rent expense, distribution expense and other operating expense.
Salaries, wages and benefits for the first quarter of 2023 increased $83.3 million, or 27.2%, as compared to the first quarter of 2022. On a per dollar basis, salaries, wages and benefits expense increased due to higher salaries, vacation-time expense, 401(k) expense, crew overtime and sick-time expense as compared to the prior year period. These increases were mainly driven by significant pay rate increases related to the collective bargaining agreement with our pilots ratified in January 2023. These pay rate increases also resulted in a one-time adjustment recorded during the first quarter 2023 related to pilot vacation-time and sick-time expense. In addition, these increases were driven by an 18.9% increase in our pilot and flight attendant workforce, period over period, as well as due to an increase in operations as compared to the prior year period. On a per-ASM basis, the increase in salaries, wages and benefits expense was primarily driven by the significant increase in pilot pay rates, period over period.
Landing fees and other rents for the first quarter of 2023 increased $14.4 million, or 17.4%, as compared to the first quarter of 2022. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees, facility rent and related airport services driven by increased operations, higher rent rates and the addition of new stations as well as new gates at our existing stations, period over period. Gate charges and landing fees as well as a portion of our facility rent and baggage rent are variable in nature and vary based on factors such as the number of departures and passengers. As compared to the prior year period, departures increased by 19.3% and passenger flight segments increased by 24.6%. On a per-ASM basis, the increase in landing fees and other rents was primarily due to rate increases in landing fees at certain airports where we operate.

Depreciation and amortization for the first quarter of 2023 increased by $1.8 million, or 2.4%, as compared to the prior year period. The increase in depreciation and amortization expense on a dollar basis was primarily driven by an increase in computer software and spare rotables. This increase was partially offset by a decrease in depreciation and amortization expense in the current period as a result of the impact of the impairment of 29 of our A319 aircraft associated with the decision to accelerate their retirement during the fourth quarter of 2022. On a per-ASM basis, depreciation and amortization expense decreased primarily due to the impact of the impairment of 29 of our A319 aircraft during the fourth quarter 2022 discussed above.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs was $16.4 million and $23.5 million for the first quarters of 2023 and 2022, respectively. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. The decrease in amortization of heavy maintenance costs, period over period, was primarily related to the impact of the impairment of 29 of our A319 aircraft, including the related net capitalized maintenance, associated with the decision to accelerate their retirement during the fourth quarter of 2022; however, as our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $70.9 million and $69.0 million for the first quarter of 2023 and 2022, respectively.
Aircraft rent expense for the first quarter of 2023 increased by $19.2 million, or 29.1%, as compared to the first quarter of 2022. This increase in aircraft rent expense on a dollar and per-ASM basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the first quarter of 2022, we have acquired 23 new aircraft financed under operating leases.
Maintenance, materials and repairs expense for the first quarter of 2023 increased by $8.9 million, or 19.6%, as compared to the first quarter of 2022. On a dollar basis, the increase in maintenance, materials and repairs expense was mainly due to a higher volume of maintenance events driven by an increase in operations as evidenced by a 19.3% increase in departures as well as rate increases. On a per-ASM basis, the increase in maintenance, materials and repairs expense was primarily due to rate increases since the prior year period.

Distribution costs increased by $12.7 million, or 35.8%, in the first quarter of 2023 as compared to the first quarter of 2022. The increase on a dollar basis was primarily due to increased sales volume, which impacts our variable distribution costs such as credit card fees. On a per-ASM basis, distribution costs increased primarily due to higher average fare resulting in an increase in credit card fees, year over year.

Special charges for the three months ended March 31, 2023 consisted of $7.2 million in legal, advisory and other fees related to the Merger Agreement with JetBlue as well as $6.7 million related to the retention award program in connection with the Merger Agreement with JetBlue. Special charges for the three months ended March 31, 2022 consisted of $11.1 million in legal, advisory and other fees related to the Merger Agreement and $4.5 million related to the Frontier Retention Award Program. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges."

Loss on disposal of assets for the three months ended March 31, 2023 primarily consisted of $7.8 million related to the loss on two aircraft sale leaseback transactions partially offset by a net gain of $1.2 million related to the sale of four A319 aircraft. Loss on disposal of assets for the three months ended March 31, 2022 primarily consisted of $6.6 million related to the impairment of one spare engine which was damaged beyond economic repair and $4.3 million related to the loss on three aircraft sale leaseback transactions completed during the first quarter of 2022. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Loss on Disposal."

Other operating expenses for the three months ended March 31, 2023 increased by $30.0 million, or 17.5%, as compared to the three months ended March 31, 2022. The increase in other operating expenses on a dollar basis was primarily due to an increase in ground handling expense, travel and lodging expense and other airport services expense. These increases are primarily a result of an increase in operations as well as an increase in ground handling rates at certain airports at which we operate, period over period. In addition, as compared to the prior year period, departures increased by 19.3% and passenger flight segments increased by 24.6%, which drove increases in variable other operating expenses. These increases were partially offset by a decrease in passenger reaccommodation expense, period over period, due to a number of adverse weather events and increases in ATC programs and restrictions, which led to a significant number of flight delays and cancellations during the first quarter of 2022. The increase on a per-ASM basis was primarily attributable to higher ground handling expense and software expense, as compared to the prior year period, partially offset by a decrease in passenger reaccommodation expense, period over period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended March 31, 2023 primarily represented interest and accretion related to our 8.00% senior secured notes as well as the interest related to the financing of purchased aircraft, the discount amortization and mark to market adjustments related to our convertible notes due in 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the three months ended March 31, 2022, primarily represented interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due in 2026 and the interest related to our convertible notes. As of both March 31, 2023 and 2022, we had 73 aircraft financed through fixed-rate long-term debt.

Our interest income for the three months ended March 31, 2023 and 2022 primarily represents interest income earned on cash, cash equivalents and short-term investments. As of March 31, 2023 and 2022, we had interest income of $15.4 million and $0.5 million, respectively. The increase in interest income was primarily due to an increase in interest rates as compared to the prior year period.

Income Taxes

Our effective tax rate for the first quarter of 2023 was 26.6%, compared to 20.2% for the first quarter of 2022. The increase in the tax rate, as compared to the prior year period, is primarily due to an increase in unfavorable permanent tax items and forecasted annual financial income. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations. As of March 31, 2023, we had $1,696.1 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

As of March 31, 2023, we had $25.1 million recorded within current maturities of long-term debt and finance leases on our condensed consolidated balance sheets related to our convertible notes due 2025. As of March 31, 2023, the convertible notes due 2025 may be converted by noteholders through June 30, 2023. During the first quarter of 2023, $0.3 million of our convertible notes due 2025 were converted to 27,204 shares of our voting common stock. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations," for additional information on the convertible notes due 2025.

As of March 31, 2023, we had $468.3 million, net of the related unamortized debt discount of $31.7 million, recorded within long-term debt, net and finance leases, less current maturities on our condensed consolidated balance sheets related to our convertible notes due 2026. As of March 31, 2023, the convertible notes due 2026 did not qualify for conversion by noteholders through June 30, 2023. Refer to "Notes to Condensed Consolidated Financial Statements —12. Debt and Other Obligations" for additional information on the convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the three months ended March 31, 2023, we took delivery of three aircraft under direct operating leases, two aircraft under sale leaseback transactions and one spare engine purchased with cash. During the three months ended March 31, 2023, we made $146.7 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the three months ended March 31, 2023, we paid $25.4 million in PDPs, net of refunds, and $4.9 million of capitalized interest for future deliveries of aircraft and spare engines. As of March 31, 2023, we had $516.1 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of March 31, 2023, we had secured financing for 32 aircraft to be leased directly from third-party lessors and 16 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2024. We do not have financing commitments in place for the remaining 91 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

Net Cash Flows Provided By Operating Activities. Operating activities in the three months ended March 31, 2023 provided $140.8 million in cash compared to $19.5 million provided in the three months ended March 31, 2022. Cash provided by operating activities in the three months ended March 31, 2023 was primarily related to cash provided from an increase in air traffic liability, an increase in other liabilities as well as higher non-cash expense of depreciation and amortization. These increases were partially offset by the net loss in the period as well as an increase in deferred heavy maintenance.

Net Cash Flows Used In Investing Activities. During the three months ended March 31, 2023, investing activities used $67.6 million, compared to $57.6 million used in the prior year period. Cash used by investing activities during the three months ended March 31, 2023 was primarily related to cash used to purchase property and equipment and payment of PDPs, net of refunds, partially offset by the proceeds from the sale of property and equipment.

Net Cash Flows Used By Financing Activities. During the three months ended March 31, 2023, financing activities used $131.8 million in cash compared to $47.5 million used in the three months ended March 31, 2022. During the three months ended March 31, 2023, we paid $129.4 million in debt principal payment obligations.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2023, our aircraft orders consisted of 107 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 107 aircraft, we have 9 aircraft scheduled for delivery in the remainder of 2023 and 25 aircraft scheduled for delivery in 2024. In late April 2023, we were notified that a number of the aircraft originally scheduled for delivery in 2023 and 2024 will be delayed into 2024 and

2025, respectively. Given supply chain delivery issues, the schedule of aircraft deliveries continues to be fluid and subject to change. However, our total firm aircraft purchase commitments remains unchanged. As of March 31, 2023, we had secured financing for the 16 aircraft scheduled for delivery from Airbus through 2024, which will be financed through sale leaseback transactions. As of March 31, 2023, we did not have financing commitments in place for the remaining 91 Airbus aircraft on firm order through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the flight equipment purchase obligations in the table below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of March 31, 2023, we were committed to purchase 18 PW1100G-JM spare engines, with deliveries through 2027.

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

In addition to the aircraft purchase agreement, as of March 31, 2023, we had secured 32 direct leases for aircraft with third-party lessors, with deliveries in the remainder of 2023 through 2024. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $40.1 million for the remainder of 2023, $183.9 million in 2024, $218.9 million in 2025, $218.9 million in 2026, $218.9 million in 2027, and $1,746.3 million in 2028 and beyond.

We have significant obligations for aircraft and spare engines as 93 of our 195 aircraft and 6 of our 31 spare engines are financed under operating leases. These leases expire between 2024 and 2041. Aircraft rent payments were $87.0 million and $64.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

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

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of March 31, 2023 and the periods in which payments are due (in millions):

	Remainder of 2023	2024 - 2025	2026 - 2027	2028 and beyond	Total
Long-term debt (1)	$207	$1,546	$928	$831	$3,512
Interest and fee commitments (2)	121	285	78	70	554
Finance and operating lease obligations	275	687	601	2,859	4,422
Flight equipment purchase obligations (3)	543	2,603	2,309	—	5,455
Other (4)	63	39	33	1	136
Total future payments on contractual obligations	$1,209	$5,160	$3,949	$3,761	$14,079

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Includes interest accrued as of March 31, 2023 related to our variable-rate revolving credit facility.

(3) Includes estimated amounts for contractual price escalations and PDPs.
(4) Primarily related to our reservation system, construction commitments related to our new headquarters campus and residential building and other miscellaneous subscriptions and services. Refer to "Notes to Condensed Consolidated Financial Statements—10. Commitments and Contingencies."

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we are building a new headquarters campus and a 200-unit residential building. During the first quarter of 2022, we began building our new headquarters campus and a 200-unit residential building with the project having an expected completion during the first quarter 2024. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Condensed Consolidated Financial Statements—9. Leases." Commitments related to the construction of the headquarters campus and the 200-unit residential building are included in the table above under the caption "Other."

Off-Balance Sheet Arrangements
As of March 31, 2023, we had lines of credit related to corporate credit cards of $20.1 million, from which we had drawn $1.1 million.

As of March 31, 2023, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $28.5 million. As of March 31, 2023, we had drawn $1.3 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of March 31, 2023, we did not hold any derivatives.
As of March 31, 2023, we had $11.5 million in uncollateralized surety bonds and $85.0 million in standby letters of credit, collateralized by $75.0 million of restricted cash, representing an off-balance sheet commitment, of which $31.1 million were issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding loss on disposal of assets and special charges, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets and special charges, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2023 represented approximately 33.4% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $205 million. As of March 31, 2023, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $108.4 million as of March 31, 2023.

Fixed-Rate Debt. As of March 31, 2023, we had $1,741.1 million outstanding in fixed-rate debt related to 43 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $1,611.4 million. In addition, as of March 31, 2023, we had $1,110.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $1,104.1 million and $121.9 million. As of March 31, 2023, we also had $525.1 million outstanding in convertible debt which had a fair value of $452.8 million.

Variable-Rate Debt. As of March 31, 2023, we did not have any outstanding variable-rate long term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended March 31, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
In 2017, we were sued in the Eastern District of New York in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to our practice of charging fees for ancillary products and services. The original action was dismissed by the District Court, however, following the plaintiff’s appeal to the Second Circuit, the case was remanded to the District Court for further review on the breach of contract claim. A hearing on our Motion for Summary Judgment and plaintiff’s Motion for Class Certification was held on December 10, 2021. The Court granted the plaintiff’s class certification motion and denied Spirit’s summary judgment motion on March 29, 2022. We subsequently filed a motion for reconsideration on April 26, 2022 and an oral argument was held on May 19, 2022. The Court denied Spirit’s motion for reconsideration on February 14, 2023. On April 3, 2023, Spirit moved to compel arbitration of and/or dismiss certain class members’ claims for lack of personal jurisdiction. Trial is set to begin on January 16, 2024. We intend to vigorously defend against this lawsuit. As of March 31, 2023, the potential outcomes of these claims cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
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

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 6, 2023. Investors are urged to review all such risk factors carefully.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the first quarter of 2023. All stock repurchases during this period were made from employees who received restricted stock and performance share awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1-31, 2023	75,280	$20.58	—	$—
February 1-28, 2023	—	—	—	—
March 1-31, 2023	7,399	16.56	—	—
Total	82,679	$20.22	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

10.1
Aircraft Sale And Purchase Agreement, dated January 13, 2023, by Spirit Airlines, Inc. and Gryphon Trading Company, LLC, filed as Exhibit 10.61 to the Company's Form 10-K dated February 6, 2023, is hereby incorporated by reference.

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

SPIRIT AIRLINES, INC.

April 26, 2023	By:	/s/ Scott M. Haralson
Scott M. Haralson
Executive Vice President and Chief Financial Officer