Form 10-Q
period 2023-06-30
Spirit Airlines, Inc.
filed 2023-08-03
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 27, 2023:

Class	Number of Shares
Common Stock, $0.0001 par value	109,160,967

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating revenues:
Passenger	$1,410,061	$1,347,871	$2,737,534	$2,297,615
Other	22,411	18,772	44,712	36,343
Total operating revenues	1,432,472	1,366,643	2,782,246	2,333,958

Operating expenses:
Aircraft fuel	391,032	558,633	878,743	927,218
Salaries, wages and benefits	407,705	308,634	796,890	614,524
Landing fees and other rents	106,487	92,021	203,832	174,957
Depreciation and amortization	80,542	76,469	158,533	152,660
Aircraft rent	92,101	68,632	177,368	134,676
Maintenance, materials and repairs	56,825	45,407	111,239	90,922
Distribution	50,701	48,724	98,718	84,075
Special charges	19,972	18,004	33,955	33,567
Loss on disposal of assets	802	10,636	7,902	22,188
Other operating	206,094	184,813	407,250	355,969
Total operating expenses	1,412,261	1,411,973	2,874,430	2,590,756

Operating income (loss)	20,211	(45,330)	(92,184)	(256,798)

Other (income) expense:
Interest expense	28,880	30,124	80,673	68,004
Capitalized interest	(8,445)	(5,677)	(16,093)	(10,939)
Interest income	(15,962)	(2,561)	(31,396)	(3,028)
Other (income) expense	766	296	1,308	713
Total other (income) expense	5,239	22,182	34,492	54,750

Income (loss) before income taxes	14,972	(67,512)	(126,676)	(311,548)
Provision (benefit) for income taxes	17,321	(15,106)	(20,416)	(64,439)

Net income (loss)	$(2,349)	$(52,406)	$(106,260)	$(247,109)
Basic earnings (loss) per share	$(0.02)	$(0.48)	$(0.97)	$(2.27)
Diluted earnings (loss) per share	$(0.02)	$(0.48)	$(0.97)	$(2.27)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(2,349)	$(52,406)	$(106,260)	$(247,109)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(102), $(50), $(51) and $(128)	43	(171)	216	(438)
Interest rate derivative loss reclassified into earnings, net of taxes of $(10), $12, $2 and $26	53	39	86	76
Other comprehensive income (loss)	$96	$(132)	$302	$(362)
Comprehensive income (loss)	$(2,253)	$(52,538)	$(105,958)	$(247,471)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,110,688	$1,346,350
Restricted cash	119,400	119,392
Short-term investment securities	109,494	107,115
Accounts receivable, net	186,739	197,276
Income tax receivable	36,261	36,261
Prepaid expenses and other current assets	210,252	187,589
Total current assets	1,772,834	1,993,983

Property and equipment:
Flight equipment	4,219,907	4,326,515
Ground property and equipment	629,928	521,802
Less accumulated depreciation	(1,109,335)	(1,098,819)
	3,740,500	3,749,498
Operating lease right-of-use assets	3,058,137	2,699,574
Pre-delivery deposits on flight equipment	508,957	487,553
Deferred heavy maintenance, net	252,682	190,349
Other long-term assets	39,017	63,817
Total assets	$9,372,127	$9,184,774

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$76,158	$75,449
Air traffic liability	479,677	429,618
Current maturities of long-term debt, net, and finance leases	235,579	346,888
Current maturities of operating leases	201,337	188,296
Other current liabilities	693,211	556,330
Total current liabilities	1,685,962	1,596,581

Long-term debt, net and finance leases, less current maturities	3,081,192	3,200,376
Operating leases, less current maturities	2,793,437	2,455,619
Deferred income taxes	205,796	226,843
Deferred gains and other long-term liabilities	134,668	133,704
Shareholders’ equity:
Common stock	11	11
Additional paid-in-capital	1,153,068	1,146,015
Treasury stock, at cost	(79,672)	(77,998)
Retained earnings	397,959	504,219
Accumulated other comprehensive loss	(294)	(596)
Total shareholders’ equity	1,471,072	1,571,651
Total liabilities and shareholders’ equity	$9,372,127	$9,184,774
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$(106,260)	$(247,109)
Adjustments to reconcile net loss to net cash provided (used) by operations:
Losses reclassified from other comprehensive income	88	102
Share-based compensation	6,753	5,723
Allowance for doubtful accounts (recoveries)	6	(108)
Amortization of debt issuance costs	7,829	6,695
Depreciation and amortization	158,533	152,660
Accretion of 8.00% senior secured notes	2,105	521
Amortization of debt discount	2,378	6,346
Deferred income tax benefit	(20,998)	(65,019)
Loss on disposal of assets	7,902	22,188
Changes in operating assets and liabilities:
Accounts receivable, net	10,531	(21,213)
Deposits and other assets	(7,339)	(21,848)
Deferred heavy maintenance	(98,656)	(58,226)
Accounts payable	(500)	22,798
Air traffic liability	50,059	179,388
Other liabilities	119,309	103,591
Other	(1,028)	278
Net cash provided (used) by operating activities	130,712	86,767

Investing activities:
Purchase of available-for-sale investment securities	(55,610)	(38,970)
Proceeds from the maturity and sale of available-for-sale investment securities	54,410	38,500
Proceeds from sale of property and equipment	36,151	—
Pre-delivery deposits on flight equipment, net of refunds	(15,134)	(7,367)
Capitalized interest	(10,863)	(8,948)
Assets under construction for others	—	(2)
Purchase of property and equipment	(130,979)	(106,271)
Net cash provided (used) in investing activities	(122,025)	(123,058)
Financing activities:
Payments on debt obligations	(241,819)	(96,755)
Payments on finance lease obligations	(293)	(421)
Reimbursement for assets under construction for others	—	2
Repurchase of common stock	(1,674)	(1,777)
Debt issuance costs	(555)	(1,200)
Net cash provided (used) by financing activities	(244,341)	(100,151)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(235,654)	(136,442)
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,465,742	1,428,907
Cash, cash equivalents, and restricted cash at end of period (1)	$1,230,088	$1,292,465
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$69,466	$54,481
Income taxes paid (received), net	$1,197	$882
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$186,225	$137,408
Financing cash flows for finance leases	$18	$34
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$145	$—
Capital expenditures funded by operating lease borrowings	$445,969	$319,554
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in the Company's condensed consolidated statement of cash flows.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Six Months Ended June 30, 2022
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$11	$1,131,826	$(75,639)	$1,058,369	$(532)	$2,114,035
Share-based compensation	—	4,046	—	—	—	4,046
Repurchase of common stock	—	—	(1,772)	—	—	(1,772)
Changes in comprehensive income	—	—	—	—	(230)	(230)
Net income (loss)	—	—	—	(194,703)	—	(194,703)
Balance at March 31, 2022	$11	$1,135,872	$(77,411)	$863,666	$(762)	$1,921,376
Convertible debt conversion	—	2,705	—	—	—	2,705
Share-based compensation	—	1,677	—	—	—	1,677
Repurchase of common stock	—	—	(5)	—	—	(5)
Changes in comprehensive income	—	—	—	—	(132)	(132)
Net income (loss)	—	—	—	(52,406)	—	(52,406)
Balance at June 30, 2022	$11	$1,140,254	$(77,416)	$811,260	$(894)	$1,873,215

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$11	$1,146,015	$(77,998)	$504,219	$(596)	$1,571,651
Convertible debt conversions	—	300	—	—	—	300
Share-based compensation	—	3,273	—	—	—	3,273
Repurchase of common stock	—	—	(1,673)	—	—	(1,673)
Changes in comprehensive income	—	—	—	—	206	206
Net income (loss)	—	—	—	(103,911)	—	(103,911)
Balance at March 31, 2023	$11	$1,149,588	$(79,671)	$400,308	$(390)	$1,469,846
Share-based compensation	—	3,480	—	—	—	3,480
Repurchase of common stock	—	—	(1)	—	—	(1)
Changes in comprehensive income	—	—	—	—	96	96
Net income (loss)	—	—	—	(2,349)	—	(2,349)
Balance at June 30, 2023	$11	$1,153,068	$(79,672)	$397,959	$(294)	$1,471,072
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

2. Merger

JetBlue Merger

On July 28, 2022, Spirit entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each outstanding share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), paid on October 26, 2022 following the adoption by Spirit stockholders of the Merger Agreement on October 19, 2022 and (B) an additional monthly per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”). If an aggregate of $1.15 of Additional Prepayment Amounts has been paid out before consummation or termination of the Merger, Spirit stockholders will thereafter continue to receive monthly Additional Prepayments, at the same $0.10 per month rate until the transaction closes or the Merger Agreement is terminated. The Merger Agreement becomes unilaterally terminable by either JetBlue or Spirit after July 24, 2024.

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

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both the Company’s special meeting and the Approval Prepayment was September 12, 2022. In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, on January 31, 2023, February 28, 2023, March 31, 2023, April 28, 2023, May 31, 2023 and June 30, 2023, JetBlue paid the Additional Prepayments of $0.10 per share of common stock to all Spirit stockholders of record as of January 25, 2023, February 22, 2023, March 27, 2023, April 24, 2023, May 24, 2023 and June 26, 2023, respectively.

Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, the Company announced related adjustments to the conversion rates of its convertible notes due 2025 and its convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of June 30, 2023, the conversion rate of the convertible notes due 2025 and 2026 were 91.4187 and 23.7536 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of June 30, 2023, the exercise price of the PSP1, PSP2 and PSP3 warrants were $12.137, $21.051 and $31.421, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 604,170.87, 159,798.98 and 93,429.46, respectively.

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

The Merger Agreement contains certain termination rights for Spirit and JetBlue, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023 (the "Outside Date"), subject to certain automatic extensions up to July 24, 2024 if needed to obtain regulatory approvals. Since all regulatory approvals required to consummate the Merger were not obtained as of July 28, 2023, the current Outside Date has been automatically extended to January 28, 2024. Upon termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a termination fee of $94.2 million. Upon the termination of the Merger Agreement by JetBlue because of a material, uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders. Upon the termination of the Merger Agreement for failure to obtain antitrust regulatory clearance, JetBlue will be required to pay (i) to Spirit, $70.0 million, and (ii) to the Spirit stockholders, the excess of (A) $400.0 million minus (B) the sum of the Approval Prepayment Amount and all Additional Prepayment Amounts previously paid by JetBlue to the Spirit stockholders.

3. Revenue

Operating revenues are comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Operating revenues:
Fare	$647,344	$703,778	$1,256,205	$1,122,196
Non-fare	762,717	644,093	1,481,329	1,175,419
Total passenger revenues	1,410,061	1,347,871	2,737,534	2,297,615
Other	22,411	18,772	44,712	36,343
Total operating revenues	$1,432,472	$1,366,643	$2,782,246	$2,333,958

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the DOT are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
DOT—Domestic	$1,244,818	$1,165,746	$2,420,554	$1,993,200
DOT—Latin America	187,654	200,897	361,692	340,758
Total	$1,432,472	$1,366,643	$2,782,246	$2,333,958
The Company defers the amount for award travel obligations as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.

As of June 30, 2023 and December 31, 2022, the Company had ATL balances of $479.7 million and $429.6 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

Loyalty Programs

The Company operates the Spirit Saver$ Club®, which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags and seats, shortcut boarding and security, "Flight Flex" flight modification product, and exclusive offers on hotels, rental cars and other travel necessities. The Company also operates the Free Spirit loyalty program, which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit loyalty program members earn and accrue points for dollars spent on Spirit for flights and other non-fare services as well as services from non-air partners such as retail merchants, hotels or car rental companies. Customers may also earn points based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell points. The Company's co-branded credit card agreement provides for joint marketing pursuant to which cardholders earn points by making purchases using co-branded cards. Points earned and accrued by Free Spirit loyalty program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel. On June 28, 2023, the Company extended its agreement with the administrator of the Free Spirit affinity credit card program to extend through December 31, 2028.

4. Loss on Disposal

During the three and six months ended June 30, 2023, the Company recorded $0.8 million and $7.9 million, respectively, in loss on disposal of assets in the condensed consolidated statements of operations. Loss on disposal of assets for the three months ended June 30, 2023 included a $1.2 million gain related to three aircraft sale leaseback transactions completed during the second quarter 2023. Loss on disposal of assets for the six months ended June 30, 2023 included a $6.6 million loss related to five aircraft sale leaseback transactions completed during the first and second quarters 2023.

In addition, during the fourth quarter 2022, the Company made the decision to accelerate the retirement of 29 of its A319 aircraft and, in January 2023, the Company executed a sale agreement to sell these aircraft over the next two years. During the three months ended June 30, 2023, the Company completed the sale of three A319 airframes and four A319 engines and recorded a related net gain of $0.3 million. During the six months ended June 30, 2023, the Company completed the sale of 7 A319 airframes and 11 A319 engines and recorded a related net gain of $1.5 million. The remaining A319 aircraft subject to the sale agreement remain in service and will continue to operate until immediately before the sale of the aircraft.

In addition, the Company recorded $2.3 million and $2.8 million in losses recorded during the three and six months ended June 30, 2023, respectively, related to the write-off of obsolete assets and other adjustments.

During the three and six months ended June 30, 2022, the Company recorded $10.6 million and $22.2 million, respectively, in loss on disposal of assets in the condensed consolidated statements of operations. Loss on disposal of assets for the three months ended June 30, 2022 primarily consisted of $10.2 million related to the loss on four aircraft sale leaseback transactions completed during the second quarter of 2022. Loss on disposal of assets for the six months ended June 30, 2022 primarily consisted of $14.5 million related to the loss on seven aircraft sale leaseback transactions completed during the first and second quarters of 2022 and $6.6 million related to the impairment during the first quarter of 2022 of one spare engine which was damaged beyond economic repair.

5. Special Charges

During the three and six months ended June 30, 2023, the Company recorded $13.1 million and $20.4 million, respectively, within special charges on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the Merger Agreement with JetBlue entered into on July 28, 2022. In addition, as part of the Merger Agreement with JetBlue, the Company implemented an employee retention award program during the third quarter of 2022. The target retention award will be paid to the Company's employees upon the successful close of the Merger. In the event the Merger fails or is abandoned, 50% of the target retention award will be paid to the Company's employees. This amount will be paid to the Company's employees in two installments payable in July 2023 and July 2024 or upon termination or abandonment of the Merger, whichever comes first. During the three and six months ended June 30, 2023, the Company recorded $6.9 million and $13.6 million, respectively, within special charges on the Company's condensed consolidated statements of operations, related to the Company's retention award program.

During the three and six months ended June 30, 2022, the Company recorded $10.4 million and $21.5 million, respectively, within special charges on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the former merger agreement with Frontier (the "Former Frontier Merger Agreement") executed during the first quarter of 2022 and JetBlue's unsolicited proposal (the "Merger Agreement with JetBlue"), received in March 2022, to acquire all of the Company's outstanding shares in an all-cash transaction. In addition, as part of the Former Frontier Merger Agreement, the Company implemented an employee retention award program (the "Frontier Retention Award Program"). During the three and six months ended June 30, 2022, the Company recorded $7.6 million and $12.1 million, respectively, within special charges on the Company's condensed consolidated statements of operations, related to the Company's Frontier Retention Award Program.

6. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except per-share amounts)
Numerator
Net income (loss)	$(2,349)	$(52,406)	$(106,260)	$(247,109)
Denominator
Weighted-average shares outstanding, basic	109,161	108,697	109,136	108,639
Effect of dilutive shares	—	—	—	—
Adjusted weighted-average shares outstanding, diluted	109,161	108,697	109,136	108,639
Earnings (loss) per share
Basic earnings (loss) per common share	$(0.02)	$(0.48)	$(0.97)	$(2.27)
Diluted earnings (loss) per common share	$(0.02)	$(0.48)	$(0.97)	$(2.27)
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

As of June 30, 2023 and December 31, 2022, the Company had $109.5 million and $107.1 million, respectively, in short-term available-for-sale investment securities. During the six months ended June 30, 2023 and 2022, these investments earned interest income at a weighted-average fixed rate of approximately 4.1% and 0.3%, respectively. For the three and six months ended June 30, 2023, an unrealized gain of $36 thousand and $221 thousand, net of deferred taxes, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and six months ended June 30, 2022, an unrealized loss of $173 thousand and $435 thousand, net of deferred taxes, respectively, was recorded within AOCI related to these investment securities. For the three and six months ended June 30, 2023 and June 30, 2022, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of June 30, 2023 and December 31, 2022, $46 thousand and $267 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8. Accrued Liabilities

Other current liabilities as of June 30, 2023 and December 31, 2022 consisted of the following:

	June 30, 2023	December 31, 2022
	(in thousands)
Salaries, wages and benefits	$187,761	$154,881
Federal excise and other passenger taxes and fees payable	128,868	96,424
Airport obligations	107,836	84,928
Aircraft maintenance	60,859	59,243
Fuel	57,044	76,979
Interest payable	29,471	32,613
Aircraft and facility lease obligations	22,099	22,068
Other	99,273	29,194
Other current liabilities	$693,211	$556,330

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
During the six months ended June 30, 2023, the Company took delivery of six aircraft under direct operating leases, five aircraft under sale leaseback transactions and three spare engines purchased with cash. As of June 30, 2023, the Company had a fleet consisting of 198 A320 family aircraft. As of June 30, 2023, the Company had 99 aircraft financed under operating leases with lease term expirations between 2024 and 2041. In addition, the Company owned 98 aircraft of which 2 were pledged as collateral under the Company's revolving credit facility maturing in 2024. The Company also had one aircraft recorded as a failed sale leaseback. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 12, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of June 30, 2023, the Company also had 6 spare engines financed under operating leases with lease term expiration dates ranging from 2024 to 2033 and owned 27 spare engines, of which, as of June 30, 2023, 3 were unencumbered and 24 were pledged as collateral under the Company's revolving credit facility maturing in 2024.

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

In connection with the Company's assessment of lease return costs, the Company also evaluates the recoverability of maintenance reserves paid to certain lessors that are held as collateral in advance of the Company’s required performance of major maintenance activities. The requirement to pay maintenance reserves has been eliminated from the Company's lease agreements for the last several years and any outstanding maintenance reserves will continue to decline as the Company is reimbursed for qualifying maintenance events. As of June 30, 2023 and December 31, 2022, the Company had $36.6 million and $38.8 million of aircraft maintenance deposits, respectively, recorded within prepaid expenses and other current assets and other long-term assets in the Company's condensed consolidated balance sheets.

As of June 30, 2023, the Company's finance lease obligations primarily related to the lease of computer equipment used by the Company's flight crews and office equipment. Payments under these finance lease agreements are fixed for terms ranging from four to five years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
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
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of June 30, 2023. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2023	$203	$191,146	$3,588	$353	$195,290
2024	251	370,793	6,205	177	377,426
2025	154	355,905	4,085	—	360,144
2026	76	329,591	3,934	—	333,601
2027	27	313,882	3,104	—	317,013
2028 and thereafter	—	3,048,636	141,298	—	3,189,934
Total minimum lease payments	$711	$4,609,953	$162,214	$530	$4,773,408
Less amount representing interest	41	1,644,731	133,179	13	1,777,964
Present value of minimum lease payments	$670	$2,965,222	$29,035	$517	$2,995,444
Less current portion	331	195,680	5,140	517	201,668
Long-term portion	$339	$2,769,542	$23,895	$—	$2,793,776
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $3.7 million for the remainder of 2023 and none for 2024 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
Finance lease cost
Amortization of leased assets	$102	$188	$261	$375
Interest of lease liabilities	8	16	18	34
Operating lease cost
Operating lease cost (1)	91,146	65,430	175,361	128,681
Short-term lease cost (1)	11,464	9,551	22,369	19,808
Variable lease cost (1)	54,246	50,128	106,901	98,723
Total lease cost	$156,966	$125,313	$304,910	$247,621
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	June 30, 2023	June 30, 2022
Weighted-average remaining lease term
Operating leases	15.0 years	14.1 years
Finance leases	2.5 years	2.2 years
Weighted-average discount rate
Operating leases	6.50%	5.80%
Finance leases	4.38%	4.60%

10. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2023, the Company's total firm aircraft orders consisted of 104 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 104 aircraft, the Company has 6 aircraft scheduled for delivery in the remainder of 2023 and 18 aircraft scheduled for delivery in 2024. As of June 30, 2023, the number of aircraft expected for delivery in 2024 was higher than expected due to delivery delays from Airbus over the last 18 months resulting in aircraft originally scheduled for delivery in 2022 through 2024 being delayed primarily into 2023 through 2025. In late July 2023, the Company signed an amendment to the A320NEO Family Purchase Agreement to stagger the delivery of ordered aircraft over the next six years more evenly. With this amendment, the Company postponed a number of aircraft deliveries into 2025 through 2029, converted all 31 A319neo aircraft originally ordered into A321neo aircraft, and changed the timing of the Company's option aircraft delivery dates (2026 through 2028) by one year (2027 through 2029). However, the quantity of firm aircraft remains unchanged. As of June 30, 2023, the Company had secured financing for 13 aircraft scheduled for delivery from Airbus through 2024, which will be financed through sale leaseback transactions. As of June 30, 2023, the Company did not have financing commitments in place for the remaining 91 Airbus aircraft on firm order through 2027. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the purchase commitments below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of June 30, 2023, the Company is committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2027.

As of June 30, 2023, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $357.7 million for the remainder of 2023,

$1,202.3 million in 2024, $1,432.8 million in 2025, $1,424.4 million in 2026, $884.1 million in 2027, and none in 2028 and beyond.

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

In addition to the aircraft purchase agreement, as of June 30, 2023, the Company had agreements in place for 29 A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from the remainder of 2023 through 2025. As of June 30, 2023, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions were expected to be approximately $19.5 million for the remainder of 2023, $133.8 million in 2024, $186.5 million in 2025, $189.0 million in 2026, $189.0 million in 2027, and $1,549.7 million in 2028 and beyond.
Interest commitments related to the secured debt financing of 73 delivered aircraft as of June 30, 2023 were $29.6 million for the remainder of 2023, $53.3 million in 2024, $45.8 million in 2025, $38.3 million in 2026, $30.1 million in 2027, and $60.2 million in 2028 and beyond. As of June 30, 2023, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility were $48.2 million for the remainder of 2023, $96.4 million in 2024, $89.4 million in 2025, $5.9 million in 2026, $3.4 million in 2027, and $10.5 million in 2028 and beyond. For principal commitments related to the Company's debt financing, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, construction commitments related to its new headquarters campus and residential building and other miscellaneous subscriptions and services as of June 30, 2023: $53.1 million for the remainder of 2023, $21.5 million in 2024, $19.7 million in 2025, $16.9 million in 2026, $16.9 million in 2027, and $1.5 million in 2028 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

Litigation and Assessments
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company believes the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on its financial position, liquidity or results of operations. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings and assessments to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of the Company's defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company's current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company's condensed consolidated results of operations, liquidity, or financial condition.
In 2017, the Company was sued in the Eastern District of New York in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to the Company's practice of charging fees for ancillary products and services. The original action was dismissed by the District Court; however, following the plaintiff's appeal to the Second Circuit, the case was remanded to the District Court for further review on the breach of contract claim. A hearing on the Company's Motion for Summary Judgment and plaintiff's Motion for Class Certification was held on December 10, 2021. The Court granted the plaintiff's class certification motion and denied Spirit’s summary judgment motion on March 29, 2022. The Company subsequently filed a motion for reconsideration on April 26, 2022, and an oral argument was held on May 19, 2022. The Court denied Spirit’s motion for reconsideration on February 14, 2023. On April 3, 2023, Spirit moved to compel arbitration of and/or dismiss certain class members’ claims for lack of personal jurisdiction. Trial was set to begin on January 16, 2024. In June 2023, the Company reached a tentative settlement in mediation for a maximum amount of $8.3 million. The total amount paid will depend on a number of factors, including participation of class members and any conditions on the settlement approved by the Court. Currently, the Company's best estimate of the probable loss associated with the settlement is $6.0 million, and the Company has recorded this amount in other operating expenses within its condensed consolidated statements of operations.

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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of June 30, 2023 and December 31, 2022, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of June 30, 2023 and December 31, 2022, was $530.7 million and $468.5 million, respectively.
Employees
The Company has six union-represented employee groups that together represented approximately 85% of all employees as of June 30, 2023. The table below sets forth the Company's employee groups and status of the collective bargaining agreements.

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

During the fourth quarter of 2022, the Company reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023. The ratified agreement includes increased pay rates and other enhanced benefits.

In February 2023, the Company and AFA-CWA reached an agreement with the Company's flight attendants which was ratified by the flight attendants on April 13, 2023 and becomes amendable in January 2026. The ratified agreement includes increased pay rates and other enhanced benefits.
In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by the Aircraft Mechanics Fraternal Association ("AMFA") as their collective bargaining agent. In November 2022, AMFA notified the Company of its intent to negotiate a CBA and began negotiations. As of June 30, 2023, the Company continued to negotiate with AMFA. As of June 30, 2023, the Company had approximately 600 AMTs.

In May 2023, PAFCA provided notice to the Company that it intends to amend its Collective Bargaining Agreement. The parties began negotiating changes to the CBA on July 12, 2023.

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
    The carrying amounts and estimated fair values of the Company's long-term debt at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023		December 31, 2022		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$1,110.0	$1,105.4	$1,110.0	$1,085.0	Level 3
Fixed-rate term loans	1,028.3	959.8	1,094.7	1,003.9	Level 3
Unsecured term loans	136.3	120.9	136.3	116.0	Level 3
2015-1 EETC Class A	267.6	239.5	278.6	247.5	Level 2
2015-1 EETC Class B	44.0	42.5	48.0	45.6	Level 2
2015-1 EETC Class C	—	—	63.8	63.1	Level 2
2017-1 EETC Class AA	179.2	156.8	186.3	161.6	Level 2
2017-1 EETC Class A	59.7	50.8	62.1	52.3	Level 2
2017-1 EETC Class B	49.9	44.0	51.7	44.9	Level 2
2017-1 EETC Class C	—	—	85.5	85.1	Level 2
4.75% convertible notes due 2025	25.1	42.7	25.4	44.9	Level 2
1.00% convertible notes due 2026	500.0	404.8	500.0	405.1	Level 2
Total long-term debt	$3,400.1	$3,167.2	$3,642.4	$3,355.0

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2023 and December 31, 2022 were comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in an account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of June 30, 2023, the Company had $85.0 million in standby letters of credit secured by $75.0 million of restricted cash, of which $33.1 million were issued letters of credit. In addition, the Company had $44.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.
Short-term Investment Securities

Short-term investment securities at June 30, 2023 and December 31, 2022 were classified as available-for-sale and generally consisted of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

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

The Company records the fair value of the embedded derivative as a derivative liability within deferred gains and other long-term liabilities on its condensed consolidated balance sheets. The fair value of the derivative liability was estimated as the difference in value of the traded price of the convertible notes, including the conversion option and the value of the convertible notes in the absence of the conversion option (the debt component). The value of the debt component was estimated using a discounted cash flow analysis with a yield calibrated to the traded price of the convertible notes. The change in fair value of the derivative liability is recorded within interest expense on the Company's condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recorded $14.2 million and $12.5 million in favorable mark to market adjustments, respectively, related to the change in fair value of the derivative liability. During the three and six months ended June 30, 2022, the Company recorded $8.4 million and $9.3 million in favorable mark to market adjustments, respectively, related to the change in fair value of the derivative liability. The fair value of the derivative liability has been determined to be Level 2 as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 12, Debt and Other Obligations.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,110.7	$1,110.7	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	109.5	109.5	—	—
Assets held for sale	1.9	—	—	1.9
Total assets	$1,341.5	$1,339.6	$—	$1.9

Derivative liability	$16.7	$—	$16.7	$—
Total liabilities	$16.7	$—	$16.7	$—

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,346.4	$1,346.4	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	107.1	107.1	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,575.4	$1,572.9	$—	$2.5

Derivative liability	$29.2	$—	29.2	$—
Total liabilities	$29.2	$—	$29.2	$—

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2023 and the year ended December 31, 2022.

12. Debt and Other Obligations

As of June 30, 2023, the Company had outstanding public and non-public debt instruments.

Revolving credit facility due in 2024

As of June 30, 2023 and December 31, 2022, the Company had a $300.0 million revolving credit facility which was undrawn and available. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets. This facility matures on March 30, 2024.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2023, the notes may be converted by noteholders through September 30, 2023.

Based on the terms of the indenture, upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. However, based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2025 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in shares of the Company's common stock. The initial conversion rate was 78.4314 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $12.75 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Due to the payment of the Approval Prepayment and Additional Prepayment Amounts paid by JetBlue to the Company's stockholders, in accordance with the terms of the indenture, the Company has announced related adjustments to the conversion rate of its convertible senior notes due 2025. As of June 30, 2023, the conversion rate was 91.4187 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $10.94 per share of common stock). Refer to Note 2, Merger for additional information on the Approval Prepayment and Additional Prepayment Amounts.

During the first quarter of 2023, $0.3 million of the Company's convertible notes due 2025 were converted to 27,204 shares of the Company's voting common stock. As of June 30, 2023, the Company had recorded $0.3 million, net of issuance costs and common stock, in additional paid-in-capital on its condensed consolidated balance sheets as of June 30, 2023 related to the conversion of these notes. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $25.1 million recorded within current maturities of long-term debt and finance leases on its condensed consolidated balance sheets as of June 30, 2023 related to its convertible notes due 2025. As of June 30, 2023, the if-converted value exceeds the principal amount of the convertible notes due 2025 by $12.3 million and $14.9 million, respectively, using the average stock price for the three and six months ended June 30, 2023.

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2023, the notes did not qualify for conversion by noteholders through September 30, 2023.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of common stock. Upon conversion of any notes, the Company will pay the conversion value in cash up to at least the principal amount of the notes being converted. However, based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2026 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in cash. The conversion value will be determined over an observation period consisting of 40 trading days. The initial conversion rate was 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Due to the payment of the Approval Prepayment and Additional Prepayment Amounts paid by JetBlue to the Company's stockholders, in accordance with the terms of the indenture, the Company has announced related adjustments to the conversion rate of its convertible senior notes due 2026. As of June 30, 2023, the conversion rate was 23.7536 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $42.10 per share of common stock). Refer to Note 2, Merger for additional information on the Approval Prepayment and Additional Prepayment Amounts.

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

Since the notes are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $466.8 million, net of the related unamortized debt discount of $33.2 million, recorded within long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets as of June 30, 2023 related to its convertible notes due 2026. For additional information, refer to Note 11, Fair Value Measurements.

Long-term debt is comprised of the following:

	As of		As of
	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$1,110.0	$1,110.0	8.00%	8.00%
Fixed-rate loans due through 2039 (1)	1,028.3	1,094.7	3.52%	3.52%
Unsecured term loans due in 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	267.6	278.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	44.0	48.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	—	63.8	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	179.2	186.3	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	59.7	62.1	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	49.9	51.7	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	—	85.5	5.11%	5.11%
Convertible notes due 2025	25.1	25.4	4.75%	4.75%
Convertible notes due 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,400.1	$3,642.4
Less current maturities	235.2	346.4
Less unamortized discounts, net	84.2	95.8
Total	$3,080.7	$3,200.2
(1) Includes obligations related to one aircraft recorded as a failed sale leaseback. Refer to Note 9, Leases for additional information.
During the three and six months ended June 30, 2023, the Company made scheduled principal payments of $112.4 million and $241.8 million, respectively, on its outstanding debt obligations. During the three and six months ended June 30, 2022, the Company made scheduled principal payments of $52.4 million and $96.8 million, respectively, on its outstanding debt obligations.
At June 30, 2023, long-term debt principal payments for the next five years and thereafter were as follows:

June 30, 2023
(in millions)
Remainder of 2023	$94.8
2024	222.1
2025	1,323.5
2026	731.1
2027	197.3
2028 and beyond	831.3
Total debt principal payments	$3,400.1

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)
8.00% senior secured notes (1)	$23,252	$10,461	46,505	$20,921
Fixed-rate term loans	9,339	10,485	18,901	21,169
Unsecured term loans	340	340	676	676
Class A 2015-1 EETC	2,730	2,954	5,554	6,001
Class B 2015-1 EETC	487	575	1,015	1,191
Class C 2015-1 EETC	—	856	777	1,773
Class AA 2017-1 EETC	1,521	1,640	3,042	3,278
Class A 2017-1 EETC	548	591	1,097	1,182
Class B 2017-1 EETC	477	510	953	1,022
Class C 2017-1 EETC	—	1,092	522	2,171
Convertible notes (2)	(14,087)	(3,024)	(7,041)	199
Finance leases	8	16	17	34
Commitment and other fees	412	418	827	955
Amortization of deferred financing costs	3,853	3,210	7,829	7,432
Total	$28,880	$30,124	$80,674	$68,004
(1) Includes $1.1 million and $2.1 million of accretion and $22.2 million and $44.4 million of interest expense for the three and six months ended June 30, 2023, respectively. Includes $0.3 million and $0.5 million of accretion and $10.2 million and $20.4 million of interest expense for the three and six months ended June 30, 2022, respectively.
(2) Includes $0.1 million and $5.5 million of amortization of the discount for the convertible notes due 2026 as well as interest expense for the convertible notes due 2025 and 2026, offset by $14.2 million and $12.5 million of favorable mark to market adjustments for the convertible notes due 2026 for the three and six months ended June 30, 2023, respectively. Includes $5.4 million and $9.5 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, offset by $8.4 million and $9.3 million of favorable mark to market adjustments for the convertible notes due 2026 for the three and six months ended June 30, 2022, respectively.

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
Operating expenses per available seat mile (“CASM”) is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. We exclude special charges, loss on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023 to determine Adjusted CASM. We believe that also excluding aircraft fuel and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and six month periods ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Percent Change
	2023	2022
Operating Statistics (unaudited) (A):
Average aircraft	198.0	177.6	11.5%
Aircraft at end of period	198	180	10.0%
Average daily aircraft utilization (hours)	11.3	10.7	5.6%
Average stage length (miles)	1,010	1,022	(1.2)%
Departures	74,787	63,148	18.4%
Passenger flight segments (PFSs) (thousands)	11,189	9,719	15.1%
Revenue passenger miles (RPMs) (thousands)	11,532,450	10,192,686	13.1%
Available seat miles (ASMs) (thousands)	13,908,113	11,846,547	17.4%
Load factor (%)	82.9%	86.0%	-3.1 pts
Fare revenue per passenger flight segment ($)	57.86	72.41	(20.1)%
Non-ticket revenue per passenger flight segment ($)	70.17	68.20	2.9%
Total revenue per passenger flight segment ($)	128.03	140.61	(8.9)%
Average yield (cents)	12.42	13.41	(7.4)%
TRASM (cents)	10.30	11.54	(10.7)%
CASM (cents)	10.15	11.92	(14.8)%
Adjusted CASM (cents)	9.96	11.68	(14.7)%
Adjusted CASM ex-fuel (cents)	7.15	6.96	2.7%
Fuel gallons consumed (thousands)	149,513	129,972	15.0%
Average economic fuel cost per gallon ($)	2.62	4.30	(39.1)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2023	2022
Operating Statistics (unaudited) (A):
Average aircraft	196.4	176.2	11.5%
Aircraft at end of period	198	180	10.0%
Average daily aircraft utilization (hours)	11.3	10.7	5.6%
Average stage length (miles)	999	1,034	(3.4)%
Departures	147,536	124,106	18.9%
Passenger flight segments (PFSs) (thousands)	21,787	18,224	19.6%
Revenue passenger miles (RPMs) (thousands)	22,207,330	19,242,720	15.4%
Available seat miles (ASMs) (thousands)	27,117,249	23,565,443	15.1%
Load factor (%)	81.9%	81.7%	0.2 pts
Fare revenue per passenger flight segment ($)	57.66	61.58	(6.4)%
Non-ticket revenue per passenger flight segment ($)	70.04	66.49	5.3%
Total revenue per passenger flight segment ($)	127.70	128.07	(0.3)%
Average yield (cents)	12.53	12.13	3.3%
TRASM (cents)	10.26	9.90	3.6%
CASM (cents)	10.60	10.99	(3.5)%
Adjusted CASM (cents)	10.42	10.76	(3.2)%
Adjusted CASM ex-fuel (cents)	7.18	6.82	5.3%
Fuel gallons consumed (thousands)	291,855	254,888	14.5%
Average economic fuel cost per gallon ($)	3.01	3.64	(17.3)%

    (A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary

JetBlue Merger

On July 28, 2022, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each existing share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), paid on October 26, 2022 following the adoption by Spirit stockholders of the Merger Agreement on October 19, 2022, and (B) an additional monthly per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”). If an aggregate of $1.15 of Additional Prepayment Amounts has been paid out before consummation or termination of the Merger, Spirit stockholders will thereafter continue to receive monthly Additional Prepayments, at the same $0.10 per month rate until the transaction closes or the Merger Agreement is terminated. The Merger Agreement becomes unilaterally terminable by either JetBlue or Spirit after July 24, 2024.

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

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both Spirit's special meeting and the Approval Prepayment was September 12, 2022. In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, on January 31, 2023, February 28, 2023, March 31, 2023, April 28, 2023, May 31, 2023 and June 30, 2023, JetBlue paid the Additional Prepayments of $0.10 per share of common stock to all Spirit stockholders of record as of January 25, 2023, February 22, 2023, March 27, 2023, April 24, 2023, May 24, 2023 and June 26, 2023, respectively.

Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, we announced related adjustments to the conversion rates of our convertible notes due 2025 and our convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of June 30, 2023, the conversion rate of the convertible notes due 2025 and 2026 were 91.4187 and 23.7536 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of June 30, 2023, the exercise price of the PSP1, PSP2 and PSP3 warrants were $12.137, $21.051 and $31.421, respectively, and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 604,170.87, 159,798.98 and 93,429.46, respectively.

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

The Merger Agreement contains certain termination rights for Spirit and JetBlue, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023 (the "Outside Date"), subject to certain automatic extensions up to July 24, 2024 if needed to obtain regulatory approvals. Since all regulatory approvals required to consummate the Merger were not obtained as of July 28, 2023, the current Outside Date has been automatically extended to January 28, 2024. Upon termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a termination fee of $94.2 million. Upon the termination of the Merger Agreement by JetBlue because of a material, uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders. Upon the termination of the Merger Agreement for failure to obtain antitrust regulatory clearance, JetBlue will be required to pay (i) to Spirit, $70.0 million, and (ii) to the Spirit stockholders, the excess of (A) $400.0 million minus (B) the sum of the Approval Prepayment Amount and all Additional Prepayment Amounts previously paid by JetBlue to the Spirit stockholders.

Summary of Results

For the second quarter of 2023, we had an operating margin of 1.4%, an improvement of 4.7 percentage points compared to a negative operating margin of 3.3% in the prior year period. We generated pre-tax income of $15.0 million and a net loss of $2.3 million on operating revenues of $1,432.5 million. For the second quarter of 2022, we generated a pre-tax loss of $67.5 million and a net loss of $52.4 million on operating revenues of $1,366.6 million.

Our Adjusted CASM ex-fuel for the second quarter of 2023 was 7.15 cents compared to 6.96 cents in the prior year period. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense and aircraft rent expense, partially offset by a decrease in passenger reaccommodation expense.
As of June 30, 2023, we had 198 Airbus A320-family aircraft in our fleet comprised of 24 A319s, 64 A320s, 30 A321s, 1 A321neo and 79 A320neos. As of June 30, 2023, we had 133 A320 family aircraft scheduled for delivery through 2027, of which 13 aircraft are scheduled for delivery during the remainder of 2023.
In July 2023, Pratt & Whitney and Airbus announced that additional inspections would be required for PW1100G engines on pre-2022 A320neo aircraft, which is expected to result in diminished service availability for certain of our aircraft in 2023 and 2024. We continue to evaluate the impact of such inspections and our contractual rights for reimbursement of related expenses.

Comparison of three months ended June 30, 2023 to three months ended June 30, 2022
Operating Revenues

Operating revenues increased $65.8 million, or 4.8%, to $1,432.5 million for the second quarter of 2023, as compared to the second quarter of 2022, primarily due to an increase in traffic of 13.1%, offset by a decrease in average yield of 7.4% and a decrease in load factor of 3.1 percentage points, year over year.

Total revenue per passenger flight segment decreased 8.9%, year over year. The decrease in total revenue per passenger flight segment was primarily driven by a 7.4% decrease in average yield, period over period. Fare revenue per passenger flight segment decreased 20.1% and non-ticket revenue per passenger flight segment increased 2.9%. The increase in non-ticket revenue per passenger flight segment was primarily attributable to increases in bundled ancillary revenue per passenger flight segment, as compared to the prior year.

Operating Expenses

Operating expenses remained flat, with a slight increase of $0.3 million to $1,412.3 million for the second quarter of 2023 compared to $1,412.0 million for the second quarter of 2022, primarily due to an increase in salaries, wages and benefits, aircraft rent and landing fees and other rents, partially offset by a decrease in aircraft fuel, period over period. In addition, we had an increase in other operating expense primarily due to an increase in operations as reflected by a 13.1% increase in traffic and a 17.4% increase in capacity.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended June 30, 2023 and 2022.

Aircraft fuel expense decreased by $167.6 million, or 30.0%, from $558.6 million in the second quarter of 2022 to $391.0 million in the second quarter of 2023. This decrease in fuel expense, period over period, was due to a 39.1% decrease in average economic fuel cost per gallon, partially offset by a 15.0% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2023	2022
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	149,513	129,972	15.0%
Into-plane fuel cost per gallon	$2.62	$4.30	(39.1)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$391,032	$558,633	(30.0)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 39.1% was primarily a result of a decrease in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2023 and 2022, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended June 30,
	2023	2022			2023	2022
	(in thousands)				(in cents)
Aircraft fuel	$391,032	$558,633	$(167,601)	(30.0)%	2.81	4.72	(1.91)	(40.5)%
Salaries, wages, and benefits	407,705	308,634	99,071	32.1%	2.93	2.61	0.32	12.3%
Landing fees and other rents	106,487	92,021	14,466	15.7%	0.77	0.78	(0.01)	(1.3)%
Depreciation and amortization	80,542	76,469	4,073	5.3%	0.58	0.65	(0.07)	(10.8)%
Aircraft rent	92,101	68,632	23,469	34.2%	0.66	0.58	0.08	13.8%
Maintenance, materials and repairs	56,825	45,407	11,418	25.1%	0.41	0.38	0.03	7.9%
Distribution	50,701	48,724	1,977	4.1%	0.36	0.41	(0.05)	(12.2)%
Special charges	19,972	18,004	1,968	NM	0.14	0.15	(0.01)	NM
Loss on disposal of assets	802	10,636	(9,834)	NM	0.01	0.09	(0.08)	NM
Other operating	206,094	184,813	21,281	11.5%	1.48	1.56	(0.08)	(5.1)%
Total operating expenses	$1,412,261	$1,411,973	$288	—%	10.15	11.92	(1.77)	(14.8)%
Adjusted CASM (1)					9.96	11.68	(1.72)	(14.7)%
Adjusted CASM ex-fuel (2)					7.15	6.96	0.19	2.7%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2023		2022
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.15		11.92
Special charges	$20.0	0.14	$18.0	0.15
Loss on disposal of assets	0.8	0.01	10.6	0.09
Litigation Loss Contingency	6.0	0.04	—	—
Adjusted CASM (cents)		9.96		11.68

(2)Excludes aircraft fuel expense, special charges, loss on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023.
Our Adjusted CASM ex-fuel for the second quarter of 2023 was 7.15 cents, compared to 6.96 cents in the prior year period. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense and aircraft rent expense partially offset by a decrease in passenger reaccommodation expense.
Salaries, wages and benefits for the second quarter of 2023 increased $99.1 million, or 32.1%, as compared to the second quarter of 2022. On a dollar and per-ASM basis, salaries, wages and benefits expense increased due to higher salaries, vacation-time expense, crew overtime and 401(k) expense as compared to the prior year period. These increases were mainly driven by contractual pay rate increases related to the collective bargaining agreements with our pilots and flight attendants ratified in January 2023 and April 2023, respectively. In addition, these increases were driven by a 20.6% increase in our pilot and flight attendant workforce, as well as an increase in operations, as compared to the prior year period.
Landing fees and other rents for the second quarter of 2023 increased $14.5 million, or 15.7%, as compared to the second quarter of 2022. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees, facility rent and related airport services driven by increased operations, higher rent rates and the addition of new stations as well as new gates at our existing stations, period over period. Gate charges and landing fees as well as a portion of our facility rent and baggage rent are variable in nature and vary based on factors such as the number of departures and passengers. As compared to the prior year period, departures increased by 18.4% and passenger flight segments increased by 15.1%. On a per-ASM basis, landing fees and other rents remained relatively consistent, period over period.

Depreciation and amortization for the second quarter of 2023 increased by $4.1 million, or 5.3%, as compared to the prior year period. The increase in depreciation and amortization expense on a dollar basis was primarily driven by an increase in spare engines and computer software, as well as amortization of new engine overhauls capitalized in the period. Since the second quarter of 2022, we have taken delivery of five spare engines purchased with cash. This increase was partially offset by a decrease in depreciation and amortization expense in the current period as a result of the impact of the impairment of 29 of our A319 aircraft associated with the decision to accelerate their retirement during the fourth quarter of 2022 and the sale of 7 A319 airframes and 11 A319 engines during the six months ended June 30, 2023. On a per-ASM basis, depreciation and amortization expense decreased due to a change in the composition of our aircraft fleet between purchased aircraft (for which depreciation expense is recorded under depreciation and amortization) and leased aircraft (for which rent expense is recorded under aircraft rent). Since the prior year period, we have taken delivery of 25 new leased aircraft, which increased capacity but had no effect on depreciation expense.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs was $19.9 million and $22.5 million for the second quarters of 2023 and 2022, respectively. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. The decrease in amortization of heavy maintenance costs, period over period, was primarily related to the impact of the impairment of 29 of our A319 aircraft, including the related net capitalized maintenance, associated with the decision to accelerate their retirement during the fourth quarter of 2022; however, as our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $76.7 million and $67.9 million for the second quarter of 2023 and 2022, respectively.
Aircraft rent expense for the second quarter of 2023 increased by $23.5 million, or 34.2%, as compared to the second quarter of 2022. This increase in aircraft rent expense on a dollar and per-ASM basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2022, we have acquired 25 new aircraft financed under operating leases.
Maintenance, materials and repairs expense for the second quarter of 2023 increased by $11.4 million, or 25.1%, as compared to the second quarter of 2022. The increase on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of an increase in operations as evidenced by an 18.4% increase in departures as well as rate increases, year over year. On a per-ASM basis, the increase in maintenance, materials and repairs expense was primarily due to rate increases since the prior year period.

Distribution costs increased by $2.0 million, or 4.1%, in the second quarter of 2023 as compared to the second quarter of 2022. The increase on a dollar basis was primarily due to increased sales volume, which impacts our variable distribution costs such as credit card fees. On a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees year over year.

Special charges for the three months ended June 30, 2023 consisted of $13.1 million in legal, advisory and other fees related to the Merger Agreement with JetBlue, as well as $6.9 million related to the retention award program in connection with the Merger Agreement with JetBlue. Special charges for the three months ended June 30, 2022 consisted of $10.4 million in legal, advisory and other fees related to the Former Frontier Merger Agreement and the Merger Agreement with JetBlue and $7.6 million related to the Frontier Retention Award Program. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges."

Loss on disposal of assets for the three months ended June 30, 2023 primarily consisted of a $2.3 million loss related to the write-off of obsolete assets and other adjustments, partially offset by a $1.2 million gain related to three aircraft sale leaseback transactions, as well as a net gain of $0.3 million related to the sale of three A319 airframes and four A319 engines. Loss on disposal of assets for the three months ended June 30, 2022 primarily consisted of $10.2 million related to the loss on four aircraft sale leaseback transactions completed during the second quarter of 2022. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Loss on Disposal."

Other operating expenses for the three months ended June 30, 2023 increased by $21.3 million, or 11.5%, as compared to the three months ended June 30, 2022. The increase in other operating expenses on a dollar basis was primarily due to an increase in ground handling expense and other airport services expense. These increases are primarily a result of an increase in operations as well as an increase in ground handling rates at certain airports at which we operate, period over period. As compared to the prior year period, departures increased by 18.4% and passenger flight segments increased by 15.1%, which drove increases in variable other operating expenses. Additionally, we recorded a litigation loss contingency of $6.0 million in the second quarter of 2023.These increases were partially offset by a decrease in passenger reaccommodation expense, period over period, due to a number of adverse weather events and increases in air traffic control ("ATC") programs and restrictions, which led to a significant number of flight delays and cancellations during the second quarter of 2022. The decrease on a per-ASM basis was primarily attributable to a decrease in passenger reaccommodation expense as compared to the prior year period, partially offset by higher ground handling expense and software expense, period over period, and the litigation loss contingency of $6.0 million recorded in the second quarter of 2023.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2023 primarily represented interest and accretion related to our 8.00% senior secured notes as well as the interest related to the financing of purchased aircraft, the discount amortization and mark to market adjustments related to our convertible notes due 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the three months ended June 30, 2022, primarily represented interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes. As of both June 30, 2023 and 2022, we had 73 aircraft financed through fixed-rate long-term debt.

Our interest income for the three months ended June 30, 2023 and 2022 primarily represents interest income earned on cash, cash equivalents, restricted cash and short-term investments as well as interest earned on income tax refunds. During the three months ended June 30, 2023 and 2022, we had interest income of $16.0 million and $2.6 million, respectively. The increase in interest income was primarily due to an increase in interest rates as compared to the prior year period.

Income Taxes

Our effective tax rate for the second quarter of 2023 was 115.7%, compared to 22.4% for the second quarter of 2022. The increase in the tax rate, as compared to the prior year period, is primarily due to an adjustment in tax expense driven by a change in the annualized effective tax rate. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of six months ended June 30, 2023 to six months ended June 30, 2022
Operating Revenues
Operating revenues increased $448.3 million, or 19.2%, to $2,782.2 million for the six months ended June 30, 2023, as compared to the prior year period, primarily due to an increase in traffic of 15.4%, an increase in average yield of 3.3% and an increase in load factor of 0.2 pts.

Total revenue per passenger flight segment decreased slightly, 0.3%, year over year. The slight decrease in total revenue per passenger flight segment was in line with a small increase of 3.3% in average yield and an increase in passenger flight segments of 19.6%, period over period. Fare revenue per passenger flight segment decreased 6.4%, as compared to the prior year period, while non-ticket revenue per passenger flight segment increased 5.3%, as compared to the prior year period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to increases in passenger usage fee revenue and bundled ancillary revenue per passenger flight segment, as compared to the prior year.

Operating Expenses
Operating expenses increased for the six months ended June 30, 2023 by $283.7 million, or 10.9%, as compared to the prior year period primarily due to an increase in salaries, wages and benefits, aircraft rent and landing fees and other rents, offset by a decrease in aircraft fuel, period over period. In addition, we had an increase in other operating expense primarily due to an increase in operations, as reflected by a 15.4% increase in traffic and a 15.1% increase in capacity.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2023	2022
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	291,855	254,888	14.5%
Into-plane fuel cost per gallon	$3.01	$3.64	(17.3)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$878,743	$927,218	(5.2)%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2023 and 2022, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Six Months Ended June 30,
	2023	2022			2023	2022
	(in thousands)				(in cents)
Aircraft fuel	$878,743	$927,218	$(48,475)	(5.2)%	3.24	3.93	(0.69)	(17.6)%
Salaries, wages, and benefits	796,890	614,524	182,366	29.7%	2.94	2.61	0.33	12.6%
Landing fees and other rents	203,832	174,957	28,875	16.5%	0.75	0.74	0.01	1.4%
Depreciation and amortization	158,533	152,660	5,873	3.8%	0.58	0.65	(0.07)	(10.8)%
Aircraft rent	177,368	134,676	42,692	31.7%	0.65	0.57	0.08	14.0%
Maintenance, materials and repairs	111,239	90,922	20,317	22.3%	0.41	0.39	0.02	5.1%
Distribution	98,718	84,075	14,643	17.4%	0.36	0.36	—	—%
Special charges	33,955	33,567	388	NM	0.13	0.14	(0.01)	NM
Loss on disposal of assets	7,902	22,188	(14,286)	NM	0.03	0.09	(0.06)	NM
Other operating	407,250	355,969	51,281	14.4%	1.50	1.51	(0.01)	(0.7)%
Total operating expenses	$2,874,430	$2,590,756	$283,674	10.9%	10.60	10.99	(0.39)	(3.5)%
Adjusted CASM (1)					10.42	10.76	(0.34)	(3.2)%
Adjusted CASM ex-fuel (2)					7.18	6.82	0.36	5.3%

(1)Reconciliation of CASM to Adjusted CASM:

	Six Months Ended June 30,
	2023		2022
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.60		10.99
Special charges	$34.0	0.13	$33.6	0.14
Loss on disposal of assets	7.9	0.03	22.2	0.09
Litigation Loss Contingency	6.0	0.02	—	—
Adjusted CASM (cents)		10.42		10.76

(2)Excludes aircraft fuel expense, special charges, loss on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023.
Our Adjusted CASM ex-fuel for the six months ended June 30, 2023 was 7.18 cents as compared to 6.82 cents for the six months ended June 30, 2022. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense and aircraft rent expense, partially offset by a decrease in passenger reaccommodation expense.
Salaries, wages and benefits for the six months ended June 30, 2023 increased $182.4 million, or 29.7%, as compared to the prior year period. This increase on a dollar and per-ASM basis was primarily driven by higher salaries, vacation-time expense, 401(k) expense and crew overtime. These increases were mainly driven by contractual pay rate increases related to the collective bargaining agreements with our pilots and flight attendants ratified in January 2023 and April 2023, respectively. In addition, these increases were driven by a 19.7% increase in our pilot and flight attendant workforce, period over period, as well as an increase in operations as compared to the prior year period.

Landing fees and other rents for the six months ended June 30, 2023 increased $28.9 million, or 16.5%, as compared to the prior year period. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees, facility rent and station baggage rent driven by increased operations, higher rent rates and the addition of new stations as well as new gates at our existing stations, period over period. Gate charges, landing fees, as well as a portion of facility rent and station baggage rent are variable in nature and vary based on factors such as the number of departures and passengers. As compared to the prior year period, departures increased by 18.9% and passenger flight segments increased by 19.6%. On a per-ASM basis, landing fees and other rents remained relatively consistent, period over period.
Depreciation and amortization for the six months ended June 30, 2023 increased by $5.9 million, or 3.8%, as compared to the prior year period. The increase in depreciation and amortization expense on a dollar basis was primarily driven by an increase in spare engines and computer software, as well as amortization of new engine overhauls capitalized in the period. Since the second quarter of 2022, we have taken delivery of five spare engines purchased with cash. This increase was partially offset by a decrease in depreciation and amortization expense in the current period as a result of the impact of the impairment of 29 of our A319 aircraft associated with the decision to accelerate their retirement during the fourth quarter of 2022 and the sale of 7 A319 airframes and 11 A319 engines during the six months ended June 30, 2023. On a per-ASM basis, depreciation and amortization expense decreased due to a change in the composition of our aircraft fleet between purchased aircraft (for which depreciation expense is recorded under depreciation and amortization) and leased aircraft (for which rent expense is recorded under aircraft rent). Since the prior year period, we have taken delivery of 25 new leased aircraft, which increased capacity but had no effect on depreciation expense.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $36.3 million and $46.0 million for the six months ended June 30, 2023 and 2022, respectively. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $147.6 million and $136.9 million for the six months ended June 30, 2023 and 2022, respectively.
Aircraft rent expense for the six months ended June 30, 2023 increased by $42.7 million, or 31.7%, as compared to the prior year period. The increase on a dollar and per-ASM basis increase in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2022, we have acquired 25 new aircraft financed under operating leases.
Maintenance, materials and repairs expense for the six months ended June 30, 2023 increased by $20.3 million, or 22.3%, as compared to the prior year period. The increase on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of an increase of 18.9% in departures in the current period as compared to the prior year period. On a per-ASM basis, the increase in maintenance, materials and repairs expense was primarily due to rate increases since the prior year period.
Distribution costs increased by $14.6 million, or 17.4%, for the six months ended June 30, 2023 as compared to the prior year period. The increase on a dollar basis was primarily due to increased sales volume, which impacts our variable distribution costs such as credit card fees. On a per-ASM basis, distribution costs remained stable year over year.
Special charges for the six months ended June 30, 2023 consisted of $20.4 million in legal, advisory and other fees related to the Merger Agreement with JetBlue, as well as $13.6 million related to the retention award program in connection with the Merger Agreement with JetBlue. Special charges for the six months ended June 30, 2022 consisted of $21.5 million in legal, advisory and other fees related to the Former Frontier Merger Agreement and the Merger Agreement with JetBlue as well as $12.1 million related to the Frontier Retention Award Program.
Loss on disposal of assets for the six months ended June 30, 2023 primarily consisted of $6.6 million loss related to the five aircraft sale leaseback transactions, as well as loss of $2.8 million related to the write-off of obsolete assets and other adjustments, partially offset by a net gain of $1.5 million related to the sale of 7 A319 airframes and 11 A319 engines. Loss on disposal of assets for the six months ended June 30, 2022 primarily consisted of $14.5 million related to the loss on seven aircraft sale leaseback transactions completed during the first and second quarters of 2022 and $6.6 million related to the impairment of one spare engine during the first quarter of 2022 which was damaged beyond economic repair.
Other operating expenses for the six months ended June 30, 2023 increased by $51.3 million, or 14.4%, as compared to the prior year period. The increase in other operating expenses on a dollar basis was primarily due to an increase in ground handling expense, software maintenance, travel and lodging expense, security expense and wheelchair expense, period over period, primarily as a result of an increase in operations. As compared to the prior year period, departures increased by 18.9%, and we had 19.6% more passenger flight segments, which drove increases in variable other operating expenses. These increases were offset by a decrease in passenger reaccommodation expense, period over period, related to a number of adverse weather events and increases in ATC programs and restrictions, which led to a significant number of flight delays and cancellations during the first half of 2022. On a per-ASM basis other operating expenses remained relatively consistent, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2023 primarily represented interest and accretion related to our 8.00% senior secured notes as well as the interest related to the financing of purchased aircraft, the discount amortization and mark to market adjustments related to our convertible notes due 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the six months ended June 30, 2022 primarily represent interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes. As of both June 30, 2023 and 2022, we had 73 aircraft financed through fixed-rate long-term debt.

Our interest income for the six months ended June 30, 2023 and 2022 represents interest income earned on cash, cash equivalents, restricted cash and short-term investments as well as interest earned on income tax refunds. During the six months ended June 30, 2023 and 2022, we had interest income of $31.4 million and $3.0 million, respectively. The increase in interest income was primarily due to an increase in interest rates as compared to the prior year period.

Income Taxes

Our effective tax rate for the six months ended June 30, 2023 was 16.1%, compared to 20.7% for the six months ended June 30, 2022. The decrease in tax rate, as compared to the prior year period, is primarily due to an adjustment in tax expense driven by a change in the annualized effective tax rate. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, financing arrangements and cash flows from operations. As of June 30, 2023, we had $1,520.2 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024.

As of June 30, 2023, we had $25.1 million recorded within current maturities of long-term debt and finance leases on our condensed consolidated balance sheets related to our convertible notes due 2025. As of June 30, 2023, the convertible notes due 2025 may be converted by noteholders through September 30, 2023. During the first quarter of 2023, $0.3 million of our convertible notes due 2025 were converted to 27,204 shares of our voting common stock. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations," for additional information on the convertible notes due 2025.

As of June 30, 2023, we had $466.8 million, net of the related unamortized debt discount of $33.2 million, recorded within long-term debt, net and finance leases, less current maturities on our condensed consolidated balance sheets related to our convertible notes due 2026. As of June 30, 2023, the convertible notes due 2026 did not qualify for conversion by noteholders through September 30, 2023. Refer to "Notes to Condensed Consolidated Financial Statements —12. Debt and Other Obligations" for additional information on the convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the six months ended June 30, 2023, we took delivery of six aircraft under direct operating leases, five aircraft under sale leaseback transactions and three spare engine purchased with cash. During the six months ended June 30, 2023, we made $276.8 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the six months ended June 30, 2023, we paid $15.1 million in PDPs, net of refunds, and $10.9 million of capitalized interest for future deliveries of aircraft and spare engines. As of June 30, 2023, we had

$509.0 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of June 30, 2023, we had secured financing for 29 aircraft to be leased directly from third-party lessors and 13 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2025. We do not have financing commitments in place for the remaining 91 Airbus firm aircraft orders, scheduled for delivery through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

Net Cash Flows Provided By Operating Activities. Operating activities in the six months ended June 30, 2023 provided $130.7 million in cash compared to $86.8 million provided in the six months ended June 30, 2022. Cash provided by operating activities in the six months ended June 30, 2023 was primarily related to cash provided from an increase in other liabilities, an increase in air traffic liability, as well as higher non-cash expense of depreciation and amortization. These increases were partially offset by the net loss in the period as well as an increase in deferred heavy maintenance.

Net Cash Flows Used In Investing Activities. During the six months ended June 30, 2023, investing activities used $122.0 million, compared to $123.1 million used in the prior year period. Cash used by investing activities during the six months ended June 30, 2023 was primarily related to cash used to purchase property and equipment, partially offset by the proceeds from the sale of property and equipment.

Net Cash Flows Used By Financing Activities. During the six months ended June 30, 2023, financing activities used $244.3 million in cash compared to $100.2 million used in the six months ended June 30, 2022. During the six months ended June 30, 2023, we paid $241.8 million in debt principal payment obligations.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2023, our aircraft orders consisted of 104 A320 family aircraft with Airbus, including A319neos, A320neos and A321neos, with deliveries expected through 2027. Out of these 104 aircraft, we have 6 aircraft scheduled for delivery in the remainder of 2023 and 18 aircraft scheduled for delivery in 2024. As of June 30, 2023, the number of aircraft expected for delivery in 2024 was higher than expected due to delivery delays from Airbus over the last 18 months resulting in aircraft originally scheduled for delivery in 2022 through 2024 being delayed primarily into 2023 through 2025. In late July 2023, we signed an amendment to our A320NEO Family Purchase Agreement to stagger the delivery of ordered aircraft over the next six years more evenly. With this amendment, we postponed a number of aircraft deliveries into 2025 through 2029, converted all 31 A319neo aircraft originally ordered into A321neo aircraft, and changed the timing of our option aircraft delivery dates (2026 through 2028) by one year (2027 through 2029). As of June 30, 2023, we had secured financing for the 13 aircraft scheduled for delivery from Airbus through 2024, which will be financed through sale leaseback transactions. As of June 30, 2023, we did not have financing commitments in place for the remaining 91 Airbus aircraft on firm order through 2027. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the flight equipment purchase obligations in the table below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of June 30, 2023, we were committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2027.

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

In addition to the aircraft purchase agreement, as of June 30, 2023, we had secured 29 direct leases for aircraft with third-party lessors, with deliveries in the remainder of 2023 through 2025. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $19.5 million for the remainder of 2023, $133.8 million in 2024, $186.5 million in 2025, $189.0 million in 2026, $189.0 million in 2027, and $1,549.7 million in 2028 and beyond.

We have significant obligations for aircraft and spare engines as 99 of our 198 aircraft and 6 of our 33 spare engines are financed under operating leases. These leases expire between 2024 and 2041. Aircraft rent payments were $93.5 million and $68.0 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Aircraft rent payments were $180.5 million and $132.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively.

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

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2023 and the periods in which payments are due (in millions):

	Remainder of 2023	2024 - 2025	2026 - 2027	2028 and beyond	Total
Long-term debt (1)	$95	$1,546	$928	$831	$3,400
Interest and fee commitments (2)	78	285	78	70	511
Finance and operating lease obligations	195	737	651	3,190	4,773
Flight equipment purchase obligations (3)	358	2,635	2,309	—	5,302
Other (4)	53	41	34	2	130
Total future payments on contractual obligations	$779	$5,244	$4,000	$4,093	$14,116

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A, Class B, and Class C Series 2015-1 EETCs, Class AA, Class A, Class B, and Class C Series 2017-1 EETCs and convertible notes. Includes interest accrued as of June 30, 2023 related to our variable-rate revolving credit facility.
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

Off-Balance Sheet Arrangements
As of June 30, 2023, we had lines of credit related to corporate credit cards of $20.1 million, from which we had drawn $1.5 million.

As of June 30, 2023, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $28.5 million. As of June 30, 2023, we had drawn $2.1 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2023, we did not hold any derivatives.
As of June 30, 2023, we had $13.7 million in uncollateralized surety bonds and $85.0 million in standby letters of credit, collateralized by $75.0 million of restricted cash, representing an off-balance sheet commitment, of which $33.1 million were issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding special charges, loss on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, special charges, loss on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2023 represented approximately 30.6% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $188 million. As of June 30, 2023, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $109.5 million as of June 30, 2023.

Fixed-Rate Debt. As of June 30, 2023, we had $1,628.7 million outstanding in fixed-rate debt related to 43 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $1,493.4 million. In addition, as of June 30, 2023, we had $1,110.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $1,105.4 million and $120.9 million. As of June 30, 2023, we also had $525.1 million outstanding in convertible debt which had a fair value of $447.5 million.

Variable-Rate Debt. As of June 30, 2023, we did not have any outstanding variable-rate long term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended June 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We believe the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings and assessments to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition.
In 2017, we were sued in the Eastern District of New York in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to our practice of charging fees for ancillary products and services. The original action was dismissed by the District Court; however, following the plaintiff's appeal to the Second Circuit, the case was remanded to the District Court for further review on the breach of contract claim. A hearing on the Company's Motion for Summary Judgment and plaintiff's Motion for Class Certification was held on December 10, 2021. The Court granted the plaintiff's class certification motion and denied Spirit’s summary judgment motion on March 29, 2022. We subsequently filed a motion for reconsideration on April 26, 2022, and an oral argument was held on May 19, 2022. The Court denied Spirit’s motion for reconsideration on February 14, 2023. On April 3, 2023, Spirit moved to compel arbitration of and/or dismiss certain class members’ claims for lack of personal jurisdiction. Trial was set to begin on January 16, 2024. However, in June 2023, we reached a tentative settlement in mediation for a maximum amount of $8.3 million. The total amount paid will depend on a number of factors, including participation of class members and any conditions on the settlement approved by the Court. Currently, our best estimate of the probable loss associated with the settlement is $6.0 million, and we have recorded this amount in other operating expenses within our condensed consolidated statements of operations.
Following an audit by the Internal Revenue Service ("IRS") related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter 2018 through the fourth quarter 2020, on March 31, 2022, we were assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. We believe the assessment is without merit and intend to challenge the assessment; therefore, we believe a loss in this matter is not probable and have not recognized a loss contingency.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 6, 2023, other than the addition of the following risk factor. Investors are urged to review all such risk factors carefully.

We depend on a limited number of suppliers for our aircraft and engines.

One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. In late 2022, we were notified by Airbus that a number of the aircraft we originally had scheduled for delivery in 2023 will be delayed into 2024 and beyond. These delays have required us to reduce capacity expectations for the next year or so. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. Since the addition of A320neo aircraft in 2016, we had experienced introductory issues with the new-generation PW1100G engines, designed and manufactured by Pratt & Whitney, which had previously resulted in diminished service availability of such aircraft. Beginning in the second half of 2020, the A320neo aircraft fleet reliability had stabilized and the PW1100G engine technical issues had improved. However, beginning in the second half of 2022, we began experiencing reliability issues with the PW1100G engines once again resulting in diminished service availability of aircraft. In July 2023, Pratt & Whitney and Airbus announced that additional inspections would be required for PW1100G engines on pre-2022 A320neo aircraft, which is expected to result in diminished service availability for certain of our aircraft in 2023 and 2024. Supply chain delivery issues and limited capacity at engine maintenance, repair, and overhaul (“MRO”) shops available to service PW1100G engines have resulted in extended turnaround time to perform these inspections and the modifications required to improve the reliability of these engines. These impacts are expected to continue throughout 2023 and 2024, until supply chain and engine MRO shop capacity returns to required levels to support our growth.

We cannot be certain that new technical issues may be mitigated given the relatively short life these engines have been in service. We continuously work with the engine manufacturer to secure support and relief in connection with possible engine related operation disruptions. Should appropriate design or mechanical modifications not be implemented or not be effective, this could materially adversely affect our business, results of operations and financial condition. These types of events, if appropriate design or mechanical modifications cannot be implemented, and related operations disruptions, including from required inspections, could materially adversely affect our business, results of operations and financial condition. Moreover, the use of our aircraft could be suspended or restricted by regulatory authorities in the event of actual or perceived mechanical or design problems. Our business would also be significantly harmed if the public began to avoid flying with us due to an adverse perception of the types of aircraft, engines or components that we operate stemming from safety concerns or other problems, whether real or perceived, or in the event of an accident involving those types of aircraft, engines or components. Carriers that operate a more diversified fleet are better positioned than we are to manage such events.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the second quarter of 2023. All stock repurchases during this period were made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1-30, 2023	69	$17.46	—	$—
May 1-31, 2023	—	—	—	—
June 1-30, 2023	30	15.89	—	—
Total	99	$16.98	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

Amendment to A320 NEO Family Purchase Agreement with Airbus

On July 31, 2023, the Company entered into Amendment No. 6 (the “Amendment”) to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the “Airbus Purchase Agreement”) with Airbus S.A.S. (“Airbus”). The Amendment converts the remaining A319neo aircraft to be delivered under the Airbus Purchase Agreement to A321neo aircraft. The Amendment also (i) defers certain A320neo aircraft deliveries from 2024 to 2025 and later years, (ii) extends delivery dates for certain A320neo and A321neo aircraft deliveries from 2025-2027 to 2025-2029 and (iii) adjusts the timing of option aircraft delivery dates from 2026-2028 to 2027-2029. In addition, the Amendment creates a more equal distribution of aircraft deliveries and option rights across the delivery periods.
The preceding description is qualified in its entirety by reference to the full text of the Amendment, a copy of which the Company intends to file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

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

SPIRIT AIRLINES, INC.

August 2, 2023	By:	/s/ Scott M. Haralson
Scott M. Haralson
Executive Vice President and Chief Financial Officer