Form 10-Q
period 2023-09-30
Spirit Airlines, Inc.
filed 2023-10-26
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on October 19, 2023:

Class	Number of Shares
Common Stock, $0.0001 par value	109,167,560

1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating revenues:
Passenger	$1,233,912	$1,322,079	$3,971,446	$3,619,694
Other	24,631	21,100	69,343	57,443
Total operating revenues	1,258,543	1,343,179	4,040,789	3,677,137

Operating expenses:
Aircraft fuel	455,241	508,496	1,333,984	1,435,714
Salaries, wages and benefits	404,177	311,957	1,201,067	926,481
Landing fees and other rents	107,525	95,174	311,357	270,131
Depreciation and amortization	82,802	78,184	241,335	230,844
Aircraft rent	97,393	75,332	274,761	210,008
Maintenance, materials and repairs	56,465	45,126	167,704	136,048
Distribution	46,323	47,385	145,041	131,460
Special charges	12,378	38,359	46,333	71,926
Loss (gain) on disposal of assets	(2,250)	9,374	5,652	31,562
Other operating	187,249	170,182	594,499	526,151
Total operating expenses	1,447,303	1,379,569	4,321,733	3,970,325

Operating income (loss)	(188,760)	(36,390)	(280,944)	(293,188)

Other (income) expense:
Interest expense	41,260	23,708	121,933	91,712
Capitalized interest	(8,582)	(5,964)	(24,675)	(16,903)
Interest income	(18,442)	(5,642)	(49,838)	(8,670)
Other (income) expense	649	402	1,957	1,115
Total other (income) expense	14,885	12,504	49,377	67,254

Income (loss) before income taxes	(203,645)	(48,894)	(330,321)	(360,442)
Provision (benefit) for income taxes	(46,093)	(12,517)	(66,509)	(76,956)

Net income (loss)	$(157,552)	$(36,377)	$(263,812)	$(283,486)
Basic earnings (loss) per share	$(1.44)	$(0.33)	$(2.42)	$(2.61)
Diluted earnings (loss) per share	$(1.44)	$(0.33)	$(2.42)	$(2.61)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(157,552)	$(36,377)	$(263,812)	$(283,486)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $108, $32, $57 and $(96)	(22)	109	194	(329)
Interest rate derivative loss reclassified into earnings, net of taxes of $29, $11, $31 and $37	12	38	98	114
Other comprehensive income (loss)	$(10)	$147	$292	$(215)
Comprehensive income (loss)	$(157,562)	$(36,230)	$(263,520)	$(283,701)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$818,323	$1,346,350
Restricted cash	119,400	119,392
Short-term investment securities	110,933	107,115
Accounts receivable, net	170,959	197,276
Income tax receivable	549	36,261
Prepaid expenses and other current assets	228,878	187,589
Total current assets	1,449,042	1,993,983

Property and equipment:
Flight equipment	4,216,125	4,326,515
Ground property and equipment	677,815	521,802
Less accumulated depreciation	(1,161,980)	(1,098,819)
	3,731,960	3,749,498
Operating lease right-of-use assets	3,354,082	2,699,574
Pre-delivery deposits on flight equipment	495,300	487,553
Deferred heavy maintenance, net	293,299	190,349
Other long-term assets	37,867	63,817
Total assets	$9,361,550	$9,184,774

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$86,297	$75,449
Air traffic liability	429,355	429,618
Current maturities of long-term debt, net, and finance leases	235,868	346,888
Current maturities of operating leases	210,994	188,296
Other current liabilities	638,286	556,330
Total current liabilities	1,600,800	1,596,581

Long-term debt, net and finance leases, less current maturities	3,043,391	3,200,376
Operating leases, less current maturities	3,108,399	2,455,619
Deferred income taxes	160,054	226,843
Deferred gains and other long-term liabilities	132,861	133,704
Shareholders’ equity:
Common stock	11	11
Additional paid-in-capital	1,155,637	1,146,015
Treasury stock, at cost	(79,706)	(77,998)
Retained earnings	240,407	504,219
Accumulated other comprehensive income (loss)	(304)	(596)
Total shareholders’ equity	1,316,045	1,571,651
Total liabilities and shareholders’ equity	$9,361,550	$9,184,774
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income (loss)	$(263,812)	$(283,486)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Losses reclassified from other comprehensive income	129	151
Share-based compensation	9,322	8,545
Allowance for doubtful accounts (recoveries)	159	(108)
Amortization of debt issuance costs	11,675	9,897
Depreciation and amortization	241,335	230,844
Accretion of 8.00% senior secured notes	3,157	782
Amortization of debt discount	5,262	10,154
Deferred income tax benefit	(66,877)	(77,538)
Loss (gain) on disposal of assets	5,652	31,562
Changes in operating assets and liabilities:
Accounts receivable, net	26,158	(43,276)
Deposits and other assets	(23,105)	(30,553)
Deferred heavy maintenance	(162,675)	(99,314)
Income tax receivable	35,712	1,527
Accounts payable	9,406	48,081
Air traffic liability	(263)	113,498
Other liabilities	106,769	46,666
Other	(1,890)	310
Net cash provided by (used in) operating activities	(63,886)	(32,258)

Investing activities:
Purchase of available-for-sale investment securities	(95,473)	(59,707)
Proceeds from the maturity and sale of available-for-sale investment securities	93,770	59,000
Proceeds from sale of property and equipment	52,466	—
Pre-delivery deposits on flight equipment, net of refunds	1,978	(15,636)
Capitalized interest	(16,117)	(13,306)
Assets under construction for others	(11,086)	(2)
Purchase of property and equipment	(211,083)	(174,751)
Net cash provided by (used in) investing activities	(185,545)	(204,402)
Financing activities:
Payments on debt obligations	(287,005)	(139,783)
Payments on finance lease obligations	(408)	(631)
Reimbursement for assets under construction for others	11,088	2
Repurchase of common stock	(1,708)	(1,807)
Debt issuance costs	(555)	(1,200)
Net cash provided by (used in) financing activities	(278,588)	(143,419)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(528,019)	(380,079)
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,465,742	1,428,907
Cash, cash equivalents, and restricted cash at end of period (1)	$937,723	$1,048,828
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$101,729	$79,791
Income taxes paid (received), net	$(32,724)	$(411)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$289,465	$211,944
Financing cash flows for finance leases	$25	$47
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$145	$—
Capital expenditures funded by operating lease borrowings	$821,133	$490,690
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in the Company's condensed consolidated statement of cash flows.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Nine Months Ended September 30, 2022
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$11	$1,131,826	$(75,639)	$1,058,369	$(532)	$2,114,035
Share-based compensation	—	4,046	—	—	—	4,046
Repurchase of common stock	—	—	(1,772)	—	—	(1,772)
Changes in comprehensive income (loss)	—	—	—	—	(230)	(230)
Net income (loss)	—	—	—	(194,703)	—	(194,703)
Balance at March 31, 2022	$11	$1,135,872	$(77,411)	$863,666	$(762)	$1,921,376
Convertible debt conversion	—	2,705	—	—	—	2,705
Share-based compensation	—	1,677	—	—	—	1,677
Repurchase of common stock	—	—	(5)	—	—	(5)
Changes in comprehensive income (loss)	—	—	—	—	(132)	(132)
Net income (loss)	—	—	—	(52,406)	—	(52,406)
Balance at June 30, 2022	$11	$1,140,254	$(77,416)	$811,260	$(894)	$1,873,215
Share-based compensation	—	2,822	—	—	—	2,822
Repurchase of common stock	—	—	(30)	—	—	(30)
Changes in comprehensive income (loss)	—	—	—	—	147	147
Net income (loss)	—	—	—	(36,377)	—	(36,377)
Balance at September 30, 2022	$11	$1,143,076	$(77,446)	$774,883	$(747)	$1,839,777

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$11	$1,146,015	$(77,998)	$504,219	$(596)	$1,571,651
Convertible debt conversions	—	300	—	—	—	300
Share-based compensation	—	3,273	—	—	—	3,273
Repurchase of common stock	—	—	(1,673)	—	—	(1,673)
Changes in comprehensive income (loss)	—	—	—	—	206	206
Net income (loss)	—	—	—	(103,911)	—	(103,911)
Balance at March 31, 2023	$11	$1,149,588	$(79,671)	$400,308	$(390)	$1,469,846
Share-based compensation	—	3,480	—	—	—	3,480
Repurchase of common stock	—	—	(1)	—	—	(1)
Changes in comprehensive income (loss)	—	—	—	—	96	96
Net income (loss)	—	—	—	(2,349)	—	(2,349)
Balance at June 30, 2023	$11	$1,153,068	$(79,672)	$397,959	$(294)	$1,471,072
Share-based compensation	—	2,569	—	—	—	2,569
Repurchase of common stock	—	—	(34)	—	—	(34)
Changes in comprehensive income (loss)	—	—	—	—	(10)	(10)
Net income (loss)	—	—	—	(157,552)	—	(157,552)
Balance at September 30, 2023	$11	$1,155,637	$(79,706)	$240,407	$(304)	$1,316,045
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

2. Recent Developments

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

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both the Company’s special meeting and the Approval Prepayment was September 12, 2022. In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, on January 31, 2023, February 28, 2023, March 31, 2023, April 28, 2023, May 31, 2023, June 30, 2023, July 31, 2023, August 31, 2023 and September 29, 2023, JetBlue paid the Additional Prepayments of $0.10 per share of common stock to all Spirit stockholders of record as of January 25, 2023, February 22, 2023, March 27, 2023, April 24, 2023, May 24, 2023, June 26, 2023, July 25, 2023, August 25, 2023 and September 25, 2023, respectively.

Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, the Company announced related adjustments to the conversion rates of its convertible notes due 2025 and its convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of September 30, 2023, the conversion rate of the convertible notes due 2025 and 2026 were 93.0267 and 24.1714 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of September 30, 2023, the exercise price of the PSP1, PSP2 and PSP3 warrants were $11.924, $20.680 and $30.869, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 614,963.26, 162,665.78 and 95,100.17, respectively.

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

On March 7, 2023, the U.S. Justice Department filed suit to block the Merger. The trial date for the lawsuit was originally set for October 16, 2023. On October 25, 2023, the trial date was rescheduled to October 31, 2023 due to scheduling conflicts with other cases, and the trial will be held at the United States District Court of Massachusetts in Boston.

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

Pratt & Whitney

On July 25, 2023, RTX, parent company of Pratt & Whitney, announced that it had determined that a rare condition in powder metal used to manufacture certain engine parts will require accelerated inspection of the PW1100G-JM (GTF) fleet, which powers the A320neo aircraft.

On August 4, 2023, Pratt & Whitney issued a special instruction (SI), to operators of GTF powered A320 aircraft, requiring accelerated inspections and engine removals covering the initial tranche of operational engines, no later than September 15, 2023. Pratt & Whitney has also recently developed a fleet management plan for the remaining affected PW1100 GTF engines requiring a combination of a repetitive removal and inspection protocol. This fleet plan is expected to be released in one or more service bulletins (SB), following alignment with regulators. The accelerated inspections are anticipated to result in approximately 600 to 700 incremental shop visits for all operators between now and the end of 2026. A majority of the incremental engine removals will occur in 2023 and early 2024. Pratt & Whitney stated that they are focused on addressing the challenges arising from the powder metal manufacturing issue and will proactively take steps to support and mitigate the operational impact to its customers.

As of September 30, 2023, in accordance with the SI issued by Pratt & Whitney, the Company has removed five engines from service, four of which are currently awaiting induction for inspection. Pratt & Whitney recently notified the Company that all GTF engines in its fleet, including the engines slotted for future aircraft deliveries, for a yet to be determined period, may be subject to the removal and inspection, or replacement, of the powdered metal high-pressure turbine and compressor discs. The Company currently estimates these engines will require removal and inspection primarily during 2023 and 2024, but through 2026, based on SBs issued by Pratt & Whitney and related airworthiness directives issued by the FAA. Pratt & Whitney has provided an initial inspection and removal schedule for these engines, and the Company is assessing the impact to its capacity plans. However, the Company does expect to reduce capacity in amounts and timing commensurate with the scheduled inspection and removal of these impacted engines. The Company has begun discussions with Pratt & Whitney regarding compensation for the loss of utilization; however, the amount, timing, or structure of the compensation that will be agreed upon is not yet known.

In addition to the effects of Pratt & Whitney GTF engine issues on its operations, the Company has experienced an overall decrease in demand for its products and increasingly higher fuel prices, which have negatively affected revenue and costs. The Company currently expects these trends to continue for the foreseeable future, which may create uncertainty in operating results. As a result, the Company has assessed the impact of such on its liquidity requirements and expects to have sufficient liquidity to meet its future cash needs with cash and cash equivalents, cash flows from operations, the implementation of discretionary cost reduction strategies, and pursuing additional financing arrangements. The Company also expects to receive compensation from Pratt & Whitney for the loss of utilization of the GTF engines.

3. Revenue

Operating revenues are comprised of passenger revenues, which includes fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Operating revenues:
Fare	$526,776	$673,848	$1,782,981	$1,796,044
Non-fare	707,136	648,231	2,188,465	1,823,650
Total passenger revenues	1,233,912	1,322,079	3,971,446	3,619,694
Other	24,631	21,100	69,343	57,443
Total operating revenues	$1,258,543	$1,343,179	$4,040,789	$3,677,137

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the DOT are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
DOT—Domestic	$1,091,157	$1,163,193	$3,511,446	$3,154,984
DOT—Latin America	167,386	179,986	529,343	522,153
Total	$1,258,543	$1,343,179	$4,040,789	$3,677,137
The Company defers the amount for award travel obligations as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.

As of September 30, 2023 and December 31, 2022, the Company had ATL balances of $429.4 million and $429.6 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

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

4. Loss (Gain) on Disposal

During the three and nine months ended September 30, 2023, the Company recorded a gain of $2.3 million and a loss of $5.7 million, respectively, in loss (gain) on disposal of assets in the condensed consolidated statements of operations. Gain on disposal of assets for the three months ended September 30, 2023 included a $2.2 million gain related to three aircraft sale leaseback transactions completed during the third quarter 2023. Loss (gain) on disposal of assets for the nine months ended September 30, 2023 included a $4.5 million loss related to eight aircraft sale leaseback transactions completed during the nine months ended September 30, 2023.

In addition, during the fourth quarter 2022, the Company made the decision to accelerate the retirement of 29 of its A319 aircraft and, in January 2023, the Company executed a sale agreement to sell these aircraft over the next two years. During the three months ended September 30, 2023, the Company completed the sale of four A319 airframes and five A319 engines and recorded a related net gain of $0.3 million. During the nine months ended September 30, 2023, the Company completed the sale of 11 A319 airframes and 16 A319 engines and recorded a related net gain of $1.9 million. The remaining A319 aircraft subject to the sale agreement remain in service and will continue to operate until immediately before the sale of the aircraft.

In addition, the Company recorded $0.2 million and $3.1 million in losses recorded during the three and nine months ended September 30, 2023, respectively, related to the write-off of obsolete assets and other adjustments.

During the three and nine months ended September 30, 2022, the Company recorded $9.4 million and $31.6 million, respectively, in loss (gain) on disposal of assets in the condensed consolidated statements of operations. Loss (gain) on disposal of assets for the three months ended September 30, 2022 primarily consisted of $9.4 million related to the loss on four aircraft sale leaseback transactions completed during the third quarter of 2022. Loss (gain) on disposal of assets for the nine months ended September 30, 2022 primarily consisted of $23.8 million related to the loss on 11 aircraft sale leaseback transactions completed during the nine months ended September 30, 2022 and $6.6 million related to the impairment during the first quarter of 2022 of one spare engine which was damaged beyond economic repair.

5. Special Charges

During the three and nine months ended September 30, 2023, the Company recorded $9.6 million and $30.0 million, respectively, within special charges on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the Merger Agreement with JetBlue entered into on July 28, 2022. In addition, as part of the Merger Agreement with JetBlue, the Company implemented an employee retention award program (the "JetBlue Retention Award Program") during the third quarter of 2022. The target retention award will be paid to the Company's employees upon the successful close of the Merger. In the event the Merger fails or is abandoned, 50% of the target retention award will be paid to the Company's employees. This amount will be paid to the Company's employees in two installments. The first installment was paid in July 2023 and the second installment is payable in July 2024 or upon termination or abandonment of the Merger, whichever comes first. During the three and nine months ended September 30, 2023, the Company recorded $2.7 million and $16.3 million, respectively, within special charges on the Company's condensed consolidated statements of operations, related to the Company's retention award program.

During the three and nine months ended September 30, 2022, the Company recorded $17.7 million and $39.2 million, respectively, within special charges on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the former merger agreement with Frontier (the "Former Frontier Merger Agreement") executed during the first quarter of 2022 and JetBlue's unsolicited proposal, received in March 2022, to acquire all of the Company's outstanding shares in an all-cash transaction.

In addition, as part of the Former Frontier Merger Agreement, the Company implemented an employee retention award program (the "Frontier Retention Award Program"). On July 27, 2022, the Former Frontier Merger Agreement was mutually terminated; therefore, 50% of the target retention award was awarded to the Company's employees during the third quarter of 2022. In addition, as mentioned above, the Company implemented the JetBlue Retention Award Program during the third quarter of 2022. During the three and nine months ended September 30, 2022, the Company recorded $20.6 million and $32.7 million, respectively, within special charges on the Company's condensed consolidated statements of operations, related to the Company's retention award programs.

6. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except per-share amounts)
Numerator
Net income (loss)	$(157,552)	$(36,377)	$(263,812)	$(283,486)
Denominator
Weighted-average shares outstanding, basic	109,164	108,853	109,145	108,711
Effect of dilutive shares	—	—	—	—
Adjusted weighted-average shares outstanding, diluted	109,164	108,853	109,145	108,711
Earnings (loss) per share
Basic earnings (loss) per common share	$(1.44)	$(0.33)	$(2.42)	$(2.61)
Diluted earnings (loss) per common share	$(1.44)	$(0.33)	$(2.42)	$(2.61)
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

As of September 30, 2023 and December 31, 2022, the Company had $110.9 million and $107.1 million, respectively, in short-term available-for-sale investment securities. During the nine months ended September 30, 2023 and 2022, these investments earned interest income at a weighted-average fixed rate of approximately 4.3% and 0.5%, respectively. For the three and nine months ended September 30, 2023, an unrealized loss of $15 thousand and an unrealized gain of $205 thousand, net of deferred taxes, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and nine months ended September 30, 2022, an unrealized gain of $100 thousand and unrealized loss $335 thousand, net of deferred taxes, respectively, was recorded within AOCI related to these investment securities. For the three and nine months ended September 30, 2023 and September 30, 2022, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of September 30, 2023 and December 31, 2022, $61 thousand and $267 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

8. Accrued Liabilities

Other current liabilities as of September 30, 2023 and December 31, 2022 consisted of the following:

	September 30, 2023	December 31, 2022
	(in thousands)
Salaries, wages and benefits	$175,228	$154,881
Airport obligations	107,789	84,928
Federal excise and other passenger taxes and fees payable	93,162	96,424
Aircraft maintenance	90,455	59,243
Fuel	44,063	76,979
Interest payable	31,291	32,613
Aircraft and facility lease obligations	25,347	22,068
Other	70,951	29,194
Other current liabilities	$638,286	$556,330

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
During the nine months ended September 30, 2023, the Company took delivery of eleven aircraft under direct operating leases, eight aircraft under sale leaseback transactions and four spare engines purchased with cash. As of September 30, 2023, the Company had a fleet consisting of 202 A320 family aircraft. As of September 30, 2023, the Company had 107 aircraft financed under operating leases with lease term expirations between 2025 and 2041. In addition, the Company owned 94 aircraft, of which, as of September 30, 2023, 22 were unencumbered. The Company also had one aircraft recorded as a failed sale leaseback. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 12, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of September 30, 2023, the Company also had 6 spare engines financed under operating leases with lease term expiration dates ranging from 2024 to 2033 and owned 28 spare engines, of which, as of September 30, 2023, 4 were unencumbered and 24 were pledged as collateral under the Company's revolving credit facility maturing in 2024.

Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Supplemental rent, recorded within aircraft rent expense, is primarily made up of probable and estimable return condition obligations and lease return cost adjustments related to lease modifications and aircraft and engines purchased off lease.

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

As of September 30, 2023, the Company's finance lease obligations primarily related to the lease of computer equipment used by the Company's flight crews and office equipment. Payments under these finance lease agreements are fixed for terms ranging from four to five years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
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
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of September 30, 2023. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Other	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2023	$88	$104,765	$1,792	$177	$106,822
2024	252	410,295	6,624	176	417,347
2025	154	395,582	4,143	—	399,879
2026	76	369,269	3,994	—	373,339
2027	27	353,560	3,166	—	356,753
2028 and thereafter	—	3,568,211	145,094	—	3,713,305
Total minimum lease payments	$597	$5,201,682	$164,813	$353	$5,367,445
Less amount representing interest	34	1,913,165	134,284	6	2,047,489
Present value of minimum lease payments	$563	$3,288,517	$30,529	$347	$3,319,956
Less current portion	283	205,497	5,150	347	211,277
Long-term portion	$280	$3,083,020	$25,379	$—	$3,108,679
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $3.6 million for the remainder of 2023 and none for 2024 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
Finance lease cost
Amortization of leased assets	$102	$188	$362	$563
Interest of lease liabilities	7	13	25	47
Operating lease cost
Operating lease cost (1)	95,798	66,241	271,159	194,922
Short-term lease cost (1)	7,411	10,451	29,780	30,259
Variable lease cost (1)	61,170	54,711	168,071	153,433
Total lease cost	$164,488	$131,604	$469,397	$379,224
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	September 30, 2023	September 30, 2022
Weighted-average remaining lease term
Operating leases	15.1 years	14.5 years
Finance leases	2.4 years	2.1 years
Weighted-average discount rate
Operating leases	6.66%	5.94%
Finance leases	4.27%	4.45%

10. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2023, the Company's total firm aircraft orders consisted of 101 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2029. Out of these 101 aircraft, the Company has 3 aircraft scheduled for delivery in the remainder of 2023 and 7 aircraft scheduled for delivery in 2024. During 2023, the number of aircraft expected for delivery in 2024 was higher than expected due to delivery delays from Airbus over the last 18 months or so resulting in aircraft originally scheduled for delivery in 2022 through 2024 being delayed primarily into 2023 through 2025. On July 31, 2023, the Company entered into Amendment No. 6 (the “Amendment”) to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the “Airbus Purchase Agreement”) with Airbus S.A.S. (“Airbus”). The Amendment converts the remaining A319neo aircraft to be delivered under the Airbus Purchase Agreement to A321neo aircraft. The Amendment also (i) defers certain A320neo aircraft deliveries from 2024 to 2025 and later years, (ii) extends delivery dates for certain A320neo and A321neo aircraft deliveries from 2025-2027 to 2025-2029 and (iii) adjusts the timing of option aircraft delivery dates from 2026-2028 to 2027-2029. In addition, the Amendment creates a more equal distribution of aircraft deliveries and option rights across the delivery periods. As of September 30, 2023, the Company had secured financing for 7 aircraft scheduled for delivery from Airbus through 2024, which will be financed through sale leaseback transactions. As of September 30, 2023, the Company did not have financing commitments in place for the remaining 94 Airbus aircraft on firm order through 2029. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the purchase commitments below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of September 30, 2023, the Company is committed to purchase 19 PW1100G-JM spare engines, with deliveries through 2029.

As of September 30, 2023, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $120.3 million for the remainder of 2023, $456.0 million in 2024, $1,018.6 million in 2025, $1,034.3 million in 2026, $1,100.0 million in 2027, and $1,959.1 million in 2028 and beyond.

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

In addition to the Airbus Purchase Agreement, as of September 30, 2023, the Company had agreements in place for 24 A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from the remainder of 2023 through 2025. As of September 30, 2023, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions were expected to be approximately $4.7 million for the remainder of 2023, $90.3 million in 2024, $140.8 million in 2025, $143.2 million in 2026, $143.2 million in 2027, and $1,196.1 million in 2028 and beyond.
Interest commitments related to the secured debt financing of 73 delivered aircraft as of September 30, 2023 were $15.4 million for the remainder of 2023, $53.3 million in 2024, $45.8 million in 2025, $38.3 million in 2026, $30.1 million in 2027, and $60.2 million in 2028 and beyond. As of September 30, 2023, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility were $25.7 million for the remainder of 2023, $96.4 million in 2024, $89.4 million in 2025, $5.9 million in 2026, $3.4 million in 2027, and $10.5 million in 2028 and beyond. For principal commitments related to the Company's debt financing, refer to Note 12, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, construction commitments related to its new headquarters campus and residential building and other miscellaneous subscriptions and services as of September 30, 2023: $35.9 million for the remainder of 2023, $21.7 million in 2024, $19.9 million in 2025, $17.1 million in 2026, $17.1 million in 2027, and $1.7 million in 2028 and thereafter. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.

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
In 2017, the Company was sued in the Eastern District of New York in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to the Company's practice of charging fees for ancillary products and services. The original action was dismissed by the District Court; however, following the plaintiff's appeal to the Second Circuit, the case was remanded to the District Court for further review on the breach of contract claim. A hearing on the Company's Motion for Summary Judgment and plaintiff's Motion for Class Certification was held on December 10, 2021. The Court granted the plaintiff's class certification motion and denied Spirit’s summary judgment motion on March 29, 2022. The Company subsequently filed a motion for reconsideration on April 26, 2022, and an oral argument was held on May 19, 2022. The Court denied Spirit’s motion for reconsideration on February 14, 2023. On April 3, 2023, Spirit moved to compel arbitration of and/or dismiss certain class members’ claims for lack of personal jurisdiction. Trial was set to begin on January 16, 2024. In June 2023, the Company reached a tentative settlement in mediation for a maximum amount of $8.3 million. The Court issued a preliminary approval order on September 21, 2023, and the final approval hearing is scheduled for December 11, 2023. The total amount paid will depend on a number of factors, including participation of class members and any conditions on the settlement approved by the Court. Currently, the Company's best estimate of the probable loss associated with the settlement is $6.0 million, and the Company has recorded this amount in other operating expenses within its condensed consolidated statements of operations.

On February 27, 2023, ALPA filed a grievance against the Company claiming that it violated the collective bargaining agreement (“CBA”) by excluding its pilots from the Company's retention award programs granted as part of the Former Frontier Merger Agreement and the Merger Agreement with JetBlue. On September 8, 2023, the Company filed a motion to dismiss the grievance as it does not believe that ALPA filed the grievance within the timeline set forth in the CBA. This matter is scheduled for arbitration in November 2023 in Washington D.C. As of September 30, 2023, the potential outcomes of this claim cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
Following an audit by the Internal Revenue Service ("IRS") related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter 2018 through the fourth quarter 2020, on March 31, 2022, the Company was assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. The Company believes it has defenses available and intends to challenge the assessment; therefore, the Company believes a loss in this matter is not probable and has not recognized a loss contingency.
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of September 30, 2023 and December 31, 2022, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of September 30, 2023 and December 31, 2022, was $473.8 million and $468.5 million, respectively.

Employees
The Company has six union-represented employee groups that together represented approximately 85% of all employees as of September 30, 2023. The table below sets forth the Company's employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	January 2025	27%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	January 2026	48%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	November 2026	3%
Passenger Service Agents	Transport Workers Union of America ("TWU")	February 2027	2%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association (AMFA) (2)	N/A (2)	5%

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

In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by the Aircraft Mechanics Fraternal Association ("AMFA") as their collective bargaining agent. In November 2022, AMFA notified the Company of its intent to negotiate a CBA and began negotiations. As of September 30, 2023, the Company continued to negotiate with AMFA. As of September 30, 2023, the Company had approximately 650 AMTs.

In May 2023, PAFCA provided notice to the Company that it intends to amend its Collective Bargaining Agreement with its dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. As of September 30, 2023, the Company continued to negotiate with PAFCA.

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
    The carrying amounts and estimated fair values of the Company's long-term debt at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023		December 31, 2022		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$1,110.0	$1,093.0	$1,110.0	$1,085.0	Level 3
Fixed-rate term loans	994.2	912.6	1,094.7	1,003.9	Level 3
Unsecured term loans	136.3	116.9	136.3	116.0	Level 3
2015-1 EETC Class A	267.6	239.3	278.6	247.5	Level 2
2015-1 EETC Class B	44.0	42.9	48.0	45.6	Level 2
2015-1 EETC Class C	—	—	63.8	63.1	Level 2
2017-1 EETC Class AA	172.2	149.4	186.3	161.6	Level 2
2017-1 EETC Class A	57.4	48.4	62.1	52.3	Level 2
2017-1 EETC Class B	48.2	42.8	51.7	44.9	Level 2
2017-1 EETC Class C	—	—	85.5	85.1	Level 2
4.75% convertible notes due 2025	25.1	43.1	25.4	44.9	Level 2
1.00% convertible notes due 2026	500.0	419.3	500.0	405.1	Level 2
Total long-term debt	$3,355.0	$3,107.7	$3,642.4	$3,355.0
Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2023 and December 31, 2022 were comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in an account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of September 30, 2023, the Company had $85.0 million in standby letters of credit secured by $75.0 million of restricted cash, of which $42.3 million were issued letters of credit. In addition, the Company had $44.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.
Short-term Investment Securities

Short-term investment securities at September 30, 2023 and December 31, 2022 were classified as available-for-sale and generally consisted of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 7, Short-term Investment Securities.

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

The Company records the fair value of the embedded derivative as a derivative liability within deferred gains and other long-term liabilities on its condensed consolidated balance sheets. The fair value of the derivative liability was estimated as the difference in value of the traded price of the convertible notes, including the conversion option and the value of the convertible notes in the absence of the conversion option (the debt component). The value of the debt component was estimated using a discounted cash flow analysis with a yield calibrated to the traded price of the convertible notes. The change in fair value of the derivative liability is recorded within interest expense on the Company's condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recorded $5.9 million and $18.4 million in favorable mark to market adjustments, respectively, related to the change in fair value of the derivative liability. During the three and nine months ended September 30, 2022, the Company recorded $15.0 million and $24.3 million in favorable mark to market adjustments, respectively, related to the change in fair value of the derivative liability. The fair value of the derivative liability has been determined to be Level 2 as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 12, Debt and Other Obligations.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$818.3	$818.3	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	110.9	110.9	—	—
Assets held for sale	1.9	—	—	1.9
Total assets	$1,050.6	$1,048.7	$—	$1.9

Derivative liability	$10.8	$—	$10.8	$—
Total liabilities	$10.8	$—	$10.8	$—

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,346.4	$1,346.4	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	107.1	107.1	—	—
Assets held for sale	2.5	—	—	2.5
Total assets	$1,575.4	$1,572.9	$—	$2.5

Derivative liability	$29.2	$—	29.2	$—
Total liabilities	$29.2	$—	$29.2	$—

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2023 and the year ended December 31, 2022.

12. Debt and Other Obligations

As of September 30, 2023, the Company had outstanding public and non-public debt instruments.

Revolving credit facility due in 2024

As of September 30, 2023 and December 31, 2022, the Company had a $300.0 million revolving credit facility which was undrawn and available. Any amounts drawn on this facility are included in current maturities of long-term debt, net, and finance leases on the Company's condensed consolidated balance sheets. This facility matures on March 30, 2024.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2023, the notes may be converted by noteholders through December 31, 2023.

Based on the terms of the indenture, upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. However, based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2025 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in shares of the Company's common stock. The initial conversion rate was 78.4314 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $12.75 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Due to the payment of the Approval Prepayment and Additional Prepayment Amounts paid by JetBlue to the Company's stockholders, in accordance with the terms of the indenture, the Company has announced related adjustments to the conversion rate of its convertible senior notes due 2025. As of September 30, 2023, the conversion rate was 93.0267 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $10.75 per share of common stock). Refer to Note 2, Recent Developments for additional information on the Approval Prepayment and Additional Prepayment Amounts.

During the first quarter of 2023, $0.3 million of the Company's convertible notes due 2025 were converted to 27,204 shares of the Company's voting common stock. As of September 30, 2023, the Company had recorded $0.3 million, net of issuance costs and common stock, in additional paid-in-capital on its condensed consolidated balance sheets as of September 30, 2023 related to the conversion of these notes. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $25.1 million recorded within current maturities of long-term debt, net, and finance leases on its condensed consolidated balance sheets as of September 30, 2023 related to its convertible notes due 2025. As of September 30, 2023, the if-converted value exceeds the principal amount of the convertible notes due 2025 by $14.2 million and $15.2 million, respectively, using the average stock price for the three and nine months ended September 30, 2023.

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2023, the notes did not qualify for conversion by noteholders through December 31, 2023.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of common stock. Upon conversion of any notes, the Company will pay the conversion value in cash up to at least the principal amount of the notes being converted. However, based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2026 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in cash. The conversion value will be determined over an observation period consisting of 40 trading days. The initial conversion rate was 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Due to the payment of the Approval Prepayment and Additional Prepayment Amounts paid by JetBlue to the Company's stockholders, in accordance with the terms of the indenture, the Company has announced related adjustments to the conversion rate of its convertible senior notes due 2026. As of September 30, 2023, the conversion rate was 24.1714 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $41.37 per share of common stock). Refer to Note 2, Recent Developments for additional information on the Approval Prepayment and Additional Prepayment Amounts.

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

Since the notes are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $469.7 million, net of the related unamortized debt discount of $30.3 million, recorded within long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets as of September 30, 2023 related to its convertible notes due 2026. For additional information, refer to Note 11, Fair Value Measurements.

Long-term debt is comprised of the following:

	As of		As of
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$1,110.0	$1,110.0	8.00%	8.00%
Fixed-rate loans due through 2039 (1)	994.2	1,094.7	3.52%	3.52%
Unsecured term loans due in 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	267.6	278.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	44.0	48.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	—	63.8	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	172.2	186.3	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	57.4	62.1	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	48.2	51.7	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	—	85.5	5.11%	5.11%
Convertible notes due 2025	25.1	25.4	4.75%	4.75%
Convertible notes due 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,355.0	$3,642.4
Less current maturities	235.6	346.4
Less unamortized discounts, net	76.3	95.8
Total	$3,043.1	$3,200.2
(1) Includes obligations related to one aircraft recorded as a failed sale leaseback. Refer to Note 9, Leases for additional information.

During the three and nine months ended September 30, 2023, the Company made scheduled principal payments of $45.2 million and $287.0 million, respectively, on its outstanding debt obligations. During the three and nine months ended September 30, 2022, the Company made scheduled principal payments of $43.0 million and $139.8 million, respectively, on its outstanding debt obligations.
At September 30, 2023, long-term debt principal payments for the next five years and thereafter were as follows:

September 30, 2023
(in millions)
Remainder of 2023	$49.7
2024	222.1
2025	1,323.5
2026	731.1
2027	197.3
2028 and beyond	831.3
Total debt principal payments	$3,355.0

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)
8.00% senior secured notes (1)	$23,252	$10,461	69,757	$31,382
Fixed-rate term loans	9,111	10,273	28,012	31,442
Unsecured term loans	344	344	1,020	1,020
Class A 2015-1 EETC	2,758	2,985	8,312	8,986
Class B 2015-1 EETC	492	581	1,506	1,772
Class C 2015-1 EETC	—	856	777	2,629
Class AA 2017-1 EETC	1,495	1,615	4,537	4,893
Class A 2017-1 EETC	539	582	1,636	1,764
Class B 2017-1 EETC	470	503	1,423	1,525
Class C 2017-1 EETC	—	1,104	522	3,275
Convertible notes (2)	(1,468)	(9,641)	(8,510)	(9,442)
Finance leases	7	13	24	47
Commitment and other fees	415	830	1,243	1,785
Amortization of deferred financing costs	3,845	3,202	11,674	10,634
Total	$41,260	$23,708	$121,933	$91,712
(1) Includes $1.1 million and $3.2 million of accretion and $22.2 million and $66.6 million of interest expense for the three and nine months ended September 30, 2023, respectively. Includes $0.3 million and $0.8 million of accretion and $10.2 million and $30.6 million of interest expense for the three and nine months ended September 30, 2022, respectively.
(2) Includes $4.4 million and $9.9 million of amortization of the discount for the convertible notes due 2026 as well as interest expense for the convertible notes due 2025 and 2026, offset by $5.9 million and $18.4 million of favorable mark to market adjustments for the convertible notes due 2026 for the three and nine months ended September 30, 2023, respectively. Includes $5.4 million and $14.9 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, offset by $15.0 million and $24.3 million of favorable mark to market adjustments for the convertible notes due 2026 for the three and nine months ended September 30, 2022, respectively.

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
Operating expenses per available seat mile (“CASM”) is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. We exclude special charges, loss (gain) on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023 to determine Adjusted CASM. We believe that also excluding aircraft fuel and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

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
Overview

Spirit Airlines, headquartered in Miramar, Florida, offers affordable travel to value-conscious customers. Our all-Airbus S.A.S. ("Airbus") fleet is one of the youngest and most fuel efficient in the United States. We serve destinations throughout the United States, Latin America and the Caribbean, and are dedicated to giving back and improving those communities. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and nine month periods ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Percent Change
	2023	2022
Operating Statistics (unaudited) (A):
Average aircraft	200.5	181.4	10.5%
Aircraft at end of period	202	184	9.8%
Average daily aircraft utilization (hours)	10.8	10.6	1.9%
Average stage length (miles)	1,020	989	3.1%
Departures	72,728	66,745	9.0%
Passenger flight segments (PFSs) (thousands)	10,809	9,980	8.3%
Revenue passenger miles (RPMs) (thousands)	11,205,742	10,104,170	10.9%
Available seat miles (ASMs) (thousands)	13,769,941	12,131,033	13.5%
Load factor (%)	81.4%	83.3%	-1.9 pts
Fare revenue per passenger flight segment ($)	48.73	67.52	(27.8)%
Non-ticket revenue per passenger flight segment ($)	67.70	67.07	0.9%
Total revenue per passenger flight segment ($)	116.43	134.59	(13.5)%
Average yield (cents)	11.23	13.29	(15.5)%
TRASM (cents)	9.14	11.07	(17.4)%
CASM (cents)	10.51	11.37	(7.6)%
Adjusted CASM (cents)	10.44	10.98	(4.9)%
Adjusted CASM ex-fuel (cents)	7.13	6.79	5.0%
Fuel gallons consumed (thousands)	146,818	133,140	10.3%
Average economic fuel cost per gallon ($)	3.10	3.82	(18.8)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Nine Months Ended September 30,		Percent Change
	2023	2022
Operating Statistics (unaudited) (A):
Average aircraft	197.8	177.9	11.2%
Aircraft at end of period	202	184	9.8%
Average daily aircraft utilization (hours)	11.1	10.7	3.7%
Average stage length (miles)	1,006	1,019	(1.3)%
Departures	220,264	190,851	15.4%
Passenger flight segments (PFSs) (thousands)	32,596	28,204	15.6%
Revenue passenger miles (RPMs) (thousands)	33,413,072	29,346,890	13.9%
Available seat miles (ASMs) (thousands)	40,887,191	35,696,476	14.5%
Load factor (%)	81.7%	82.2%	-0.5 pts
Fare revenue per passenger flight segment ($)	54.70	63.68	(14.1)%
Non-ticket revenue per passenger flight segment ($)	69.27	66.70	3.9%
Total revenue per passenger flight segment ($)	123.97	130.38	(4.9)%
Average yield (cents)	12.09	12.53	(3.5)%
TRASM (cents)	9.88	10.30	(4.1)%
CASM (cents)	10.57	11.12	(4.9)%
Adjusted CASM (cents)	10.43	10.83	(3.7)%
Adjusted CASM ex-fuel (cents)	7.17	6.81	5.3%
Fuel gallons consumed (thousands)	438,673	388,027	13.1%
Average economic fuel cost per gallon ($)	3.04	3.70	(17.8)%

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

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both Spirit's special meeting and the Approval Prepayment was September 12, 2022. In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, on January 31, 2023, February 28, 2023, March 31, 2023, April 28, 2023, May 31, 2023, June 30, 2023, July 31, 2023, August 31, 2023 and September 29, 2023, JetBlue paid the Additional Prepayments of $0.10 per share of common stock to all Spirit stockholders of record as of January 25, 2023, February 22, 2023, March 27, 2023, April 24, 2023, May 24, 2023, June 26, 2023, July 25, 2023, August 25, 2023 and September 25, 2023, respectively.

Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, we announced related adjustments to the conversion rates of our convertible notes due 2025 and our convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of September 30, 2023, the conversion rate of the convertible notes due 2025 and 2026 were 93.0267 and 24.1714 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of September 30, 2023, the exercise price of the PSP1, PSP2 and PSP3 warrants were $11.924, $20.680 and $30.869, respectively, and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 614,963.26, 162,665.78 and 95,100.17, respectively.

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

On March 7, 2023, the U.S. Justice Department filed suit to block the Merger. The trial date for the lawsuit was originally set for October 16, 2023. On October 25, 2023, the trial date was rescheduled to October 31, 2023 due to scheduling conflicts with other cases, and the trial will be held at the United States District Court of Massachusetts in Boston.

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

Pratt & Whitney

On July 25, 2023, RTX, parent company of Pratt & Whitney, announced that it had determined that a rare condition in powder metal used to manufacture certain engine parts will require accelerated inspection of the PW1100G-JM (GTF) fleet, which powers the A320neo aircraft.

On August 4, 2023, Pratt & Whitney issued a special instruction (SI), to operators of GTF powered A320 aircraft, requiring accelerated inspections and engine removals covering the initial tranche of operational engines, no later than September 15, 2023. Pratt & Whitney has also recently developed a fleet management plan for the remaining affected PW1100 GTF engines requiring a combination of a repetitive removal and inspection protocol. This fleet plan is expected to be released in one or more service bulletins (SB), following alignment with regulators. The accelerated inspections are anticipated to result in approximately 600 to 700 incremental shop visits for all operators between now and the end of 2026. A majority of the incremental engine removals will occur in 2023 and early 2024. Pratt & Whitney stated that they are focused on addressing the challenges arising from the powder metal manufacturing issue and will proactively take steps to support and mitigate the operational impact to its customers.

As of September 30, 2023, in accordance with the SI issued by Pratt & Whitney, we have removed five engines from service, four of which are currently awaiting induction for inspection. We were recently notified by Pratt & Whitney that all GTF engines in our fleet, including the engines slotted for future aircraft deliveries, for a yet to be determined period, may be subject to the removal and inspection, or replacement, of the powdered metal high-pressure turbine and compressor discs. We currently estimate these engines will require removal and inspection primarily during 2023 and 2024, but through 2026, based on SBs issued by Pratt & Whitney and related airworthiness directives issued by the FAA. Pratt & Whitney has provided an initial inspection and removal schedule for these engines, and we are assessing the impact to our capacity plans. However, we expect to reduce capacity in amounts and timing commensurate with the scheduled inspection and removal of these impacted engines. Based on our assessment, we are currently estimating we will have an average of 10 aircraft out of service during the fourth quarter 2023 and an average of 26 aircraft out of service during 2024, ranging from 13 to 41 aircraft throughout the year, due to GTF availability issues. We have begun discussions with Pratt & Whitney regarding compensation for the loss of utilization; however, the amount, timing and structure of the compensation that will be agreed upon is not yet known.

In addition to the impacts of the issues with the Pratt & Whitney GTF engines on our operations, we have experienced an overall decrease in demand for our products and increasingly higher fuel prices, which have negatively affected revenue and costs.We currently expect these trends to continue for the foreseeable future, which may create uncertainty in operating results. As a result, we have assessed the impact of such on our liquidity requirements and expects to have sufficient liquidity to meet our future cash needs with cash and cash equivalents, cash flows from operations, the implementation of discretionary cost reduction strategies, and pursuing additional financing arrangements. We also expect to receive compensation from Pratt & Whitney for the loss of utilization of the GTF engines.

Summary of Results

For the third quarter of 2023, we had a negative operating margin of 15.0% compared to a negative operating margin of 2.7% in the prior year period. We generated pre-tax loss of $203.6 million and a net loss of $157.6 million on operating revenues of $1,258.5 million. For the third quarter of 2022, we generated a pre-tax loss of $48.9 million and a net loss of $36.4 million on operating revenues of $1,343.2 million.
Our Adjusted CASM ex-fuel for the third quarter of 2023 was 7.13 cents compared to 6.79 cents in the prior year period. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits.
As of September 30, 2023, we had 202 Airbus A320-family aircraft in our fleet comprised of 20 A319s, 64 A320s, 30 A321s, 6 A321neo and 82 A320neos. As of September 30, 2023, we had 125 A320 family aircraft scheduled for delivery through 2029, of which 5 aircraft are scheduled for delivery during the remainder of 2023.

Comparison of three months ended September 30, 2023 to three months ended September 30, 2022
Operating Revenues

Operating revenues decreased $84.6 million, or 6.3%, to $1,258.5 million for the third quarter of 2023, as compared to the third quarter of 2022, primarily due to a decrease in average yield of 15.5% and a decrease in load factor of 1.9 percentage points, partially offset by an increase in traffic of 10.9%, year over year.

Total revenue per passenger flight segment decreased 13.5%, year over year. The decrease in total revenue per passenger flight segment was primarily driven by a 15.5% decrease in average yield, period over period. Fare revenue per passenger flight segment decreased 27.8% and non-ticket revenue per passenger flight segment increased slightly by 0.9%, as compared to the prior year.

Operating Expenses

Operating expenses increased by $67.7 million to $1,447.3 million for the third quarter of 2023 compared to $1,379.6 million for the third quarter of 2022, primarily due to an increase in salaries, wages and benefits and aircraft rent and landing fees and other rents, partially offset by a decrease in aircraft fuel expense, period over period.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended September 30, 2023 and 2022.
Aircraft fuel expense decreased by $53.3 million, or 10.5%, from $508.5 million in the third quarter of 2022 to $455.2 million in the third quarter of 2023. This decrease in fuel expense, period over period, was due to an 18.8% decrease in average economic fuel cost per gallon, partially offset by a 10.3% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2023	2022
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	146,818	133,140	10.3%
Into-plane fuel cost per gallon	$3.10	$3.82	(18.8)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$455,241	$508,496	(10.5)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 18.8% was primarily a result of a decrease in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2023 and 2022, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended September 30,
	2023	2022			2023	2022
	(in thousands)				(in cents)
Aircraft fuel	$455,241	$508,496	$(53,255)	(10.5)%	3.31	4.19	(0.88)	(21.0)%
Salaries, wages, and benefits	404,177	311,957	92,220	29.6%	2.94	2.57	0.37	14.4%
Landing fees and other rents	107,525	95,174	12,351	13.0%	0.78	0.78	—	—%
Depreciation and amortization	82,802	78,184	4,618	5.9%	0.60	0.64	(0.04)	(6.3)%
Aircraft rent	97,393	75,332	22,061	29.3%	0.71	0.62	0.09	14.5%
Maintenance, materials and repairs	56,465	45,126	11,339	25.1%	0.41	0.37	0.04	10.8%
Distribution	46,323	47,385	(1,062)	(2.2)%	0.34	0.39	(0.05)	(12.8)%
Special charges	12,378	38,359	(25,981)	NM	0.09	0.32	(0.23)	NM
Loss (gain) on disposal of assets	(2,250)	9,374	(11,624)	NM	(0.02)	0.08	(0.10)	NM
Other operating	187,249	170,182	17,067	10.0%	1.36	1.40	(0.04)	(2.9)%
Total operating expenses	$1,447,303	$1,379,569	$67,734	4.9%	10.51	11.37	(0.86)	(7.6)%
Adjusted CASM (1)					10.44	10.98	(0.54)	(4.9)%
Adjusted CASM ex-fuel (2)					7.13	6.79	0.34	5.0%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended September 30,
	2023		2022
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.51		11.37
Special charges	$12.4	0.09	$38.4	0.32
Loss (gain) on disposal of assets	(2.3)	(0.02)	9.4	0.08
Adjusted CASM (cents)		10.44		10.98

(2)Excludes aircraft fuel expense, special charges and loss (gain) on disposal of assets recorded in the third quarter of 2023.
Our Adjusted CASM ex-fuel for the third quarter of 2023 was 7.13 cents, compared to 6.79 cents in the prior year period. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits.
Salaries, wages and benefits for the third quarter of 2023 increased $92.2 million, or 29.6%, as compared to the third quarter of 2022. On a dollar and per-ASM basis, salaries, wages and benefits expense increased due to higher salaries, 401(k) expense, vacation-time expense and crew overtime as compared to the prior year period. These increases were mainly driven by contractual pay rate increases related to the collective bargaining agreements with our pilots and flight attendants ratified in January 2023 and April 2023, respectively. In addition, these increases were driven by a 17.6% increase in our pilot and flight attendant workforce, as well as an increase in operations, as compared to the prior year period.
Landing fees and other rents for the third quarter of 2023 increased $12.4 million, or 13.0%, as compared to the third quarter of 2022. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in facility rent, landing fees and related airport services driven by increased operations, higher rent rates and the addition of new stations as well as new gates at our existing stations, period over period. Gate charges and landing fees as well as a portion of our facility rent and baggage rent are variable in nature and vary based on factors such as the number of departures and passengers. As compared to the prior year period, departures increased by 9.0% and passenger flight segments increased by 8.3%. On a per-ASM basis, landing fees and other rents remained relatively consistent, period over period.

Depreciation and amortization for the third quarter of 2023 increased by $4.6 million, or 5.9%, as compared to the prior year period. The increase in depreciation and amortization expense on a dollar basis was primarily driven by an increase in spare engines and computer software in the period. Since the third quarter of 2022, we have taken delivery of five spare engines purchased with cash. This increase was partially offset by a decrease in depreciation and amortization expense in the current period as a result of the impact of the impairment of 29 of our A319 aircraft associated with the decision to accelerate their retirement during the fourth quarter of 2022 and the sale of 11 A319 airframes and 16 A319 engines during the nine months ended September 30, 2023. On a per-ASM basis, depreciation and amortization expense decreased due to a change in the composition of our aircraft fleet between purchased aircraft (for which depreciation expense is recorded under depreciation and amortization) and leased aircraft (for which rent expense is recorded under aircraft rent). Since the prior year period, we have taken delivery of 29 new aircraft financed under operating leases, which increased capacity but had no effect on depreciation expense.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs remained stable at $23.4 million for the third quarters of both 2023 and 2022. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. During the third quarter of 2023, there was a decrease in amortization of heavy maintenance costs, period over period, primarily related to the impact of the impairment of 29 of our A319 aircraft, including the related net capitalized maintenance, associated with the decision to accelerate their retirement during the fourth quarter of 2022; however, the decrease was offset by increases in deferred heavy maintenance events. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $79.9 million and $68.5 million for the third quarter of 2023 and 2022, respectively.
Aircraft rent expense for the third quarter of 2023 increased by $22.1 million, or 29.3%, as compared to the third quarter of 2022. This increase in aircraft rent expense on a dollar and per-ASM basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2022, we have acquired 29 new aircraft financed under operating leases.
Maintenance, materials and repairs expense for the third quarter of 2023 increased by $11.3 million, or 25.1%, as compared to the third quarter of 2022. The increase on a dollar basis was mainly due to a higher volume of maintenance events as a result of an increase in operations as evidenced by a 9.0% increase in departures as well as rate increases, year over year. On a per-ASM basis, the increase in maintenance, materials and repairs expense was primarily due to rate increases since the prior year period.

Distribution costs decreased by $1.1 million, or 2.2%, in the third quarter of 2023 as compared to the third quarter of 2022. The decrease on a dollar basis was primarily due to decreased sales volume, which impacts our variable distribution costs such as credit card fees. On a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees year over year.

Special charges for the three months ended September 30, 2023 consisted of $9.6 million in legal, advisory and other fees related to the Merger Agreement with JetBlue, as well as $2.7 million related to the retention award program in connection with the Merger Agreement with JetBlue. Special charges for the three months ended September 30, 2022 consisted of $17.7 million in legal, advisory and other fees related to the Former Frontier Merger Agreement and the Merger Agreement with JetBlue and $20.6 million related to our retention award programs. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Special Charges."

Loss (gain) on disposal of assets for the three months ended September 30, 2023 primarily consisted of a $2.2 million gain related to three aircraft sale leaseback transactions, as well as a net gain of $0.3 million related to the sale of four A319 airframes and five A319 engines, partially offset by a $0.2 million loss related to the write-off of obsolete assets and other adjustments. Loss (gain) on disposal of assets for the three months ended September 30, 2022 primarily consisted of $9.4 million related to the loss on four aircraft sale leaseback transactions completed during the third quarter of 2022. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Loss (Gain) on Disposal."

Other operating expenses for the three months ended September 30, 2023 increased by $17.1 million, or 10.0%, as compared to the three months ended September 30, 2022. The increase in other operating expenses on a dollar basis was primarily due to an increase in ground handling expense, travel and lodging expense and other airport services expense, period over period. These increases are primarily a result of an increase in operations as well as an increase in ground handling rates at certain airports at which we operate, period over period. As compared to the prior year period, departures increased by 9.0% and passenger flight segments increased by 8.3%, which drove increases in variable other operating expenses. On a per-ASM basis, other operating expenses decreased primarily due to engine credits earned in the period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended September 30, 2023 primarily represented interest and accretion related to our 8.00% senior secured notes as well as the interest related to the financing of purchased aircraft, the discount amortization and mark to market adjustments related to our convertible notes due 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the three months ended September 30, 2022, primarily represented interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes. As of both September 30, 2023 and 2022, we had 73 aircraft financed through fixed-rate long-term debt.

Our interest income for the three months ended September 30, 2023 primarily represents interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds. Our interest income for the three months ended September 30, 2022 primarily represents interest income earned on cash, cash equivalents and short-term investments. During the three months ended September 30, 2023 and 2022, we had interest income of $18.4 million and $5.6 million, respectively. The increase in interest income was primarily due to an increase in interest rates as compared to the prior year period.

Income Taxes

Our effective tax rate for the third quarter of 2023 was 22.6%, compared to 25.6% for the third quarter of 2022. The decrease in the tax rate, as compared to the prior year period, is primarily due to an adjustment in tax expense driven by a change in the annualized effective tax rate. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of nine months ended September 30, 2023 to nine months ended September 30, 2022
Operating Revenues
Operating revenues increased $363.7 million, or 9.9%, to $4,040.8 million for the nine months ended September 30, 2023, as compared to the prior year period, primarily due to an increase in traffic of 13.9% partially offset by a decrease in average yield of 3.5%.

Total revenue per passenger flight segment decreased 4.9%, year over year. The decrease in total revenue per passenger flight segment was in line with a decrease of 3.5% in average yield, period over period. Fare revenue per passenger flight segment decreased 14.1%, as compared to the prior year period, while non-ticket revenue per passenger flight segment increased 3.9%, as compared to the prior year period. The increase in non-ticket revenue per passenger flight segment was primarily attributable to an increase in bundled ancillary revenue per passenger flight segment, as compared to the prior year.

Operating Expenses
Operating expenses increased for the nine months ended September 30, 2023 by $351.4 million, or 8.9%, as compared to the prior year period primarily due to an increase in salaries, wages and benefits and aircraft rent as well as an increase in other operating expense primarily due to an increase in operations, as reflected by a 13.9% increase in traffic and a 14.5% increase in capacity. These increases were partially offset by a decrease in aircraft fuel, period over period.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2023	2022
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	438,673	388,027	13.1%
Into-plane fuel cost per gallon	$3.04	$3.70	(17.8)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$1,333,984	$1,435,714	(7.1)%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2023 and 2022, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Nine Months Ended September 30,
	2023	2022			2023	2022
	(in thousands)				(in cents)
Aircraft fuel	$1,333,984	$1,435,714	$(101,730)	(7.1)%	3.26	4.02	(0.76)	(18.9)%
Salaries, wages, and benefits	1,201,067	926,481	274,586	29.6%	2.94	2.60	0.34	13.1%
Landing fees and other rents	311,357	270,131	41,226	15.3%	0.76	0.76	—	—%
Depreciation and amortization	241,335	230,844	10,491	4.5%	0.59	0.65	(0.06)	(9.2)%
Aircraft rent	274,761	210,008	64,753	30.8%	0.67	0.59	0.08	13.6%
Maintenance, materials and repairs	167,704	136,048	31,656	23.3%	0.41	0.38	0.03	7.9%
Distribution	145,041	131,460	13,581	10.3%	0.35	0.37	(0.02)	(5.4)%
Special charges	46,333	71,926	(25,593)	NM	0.11	0.20	(0.09)	NM
Loss (gain) on disposal of assets	5,652	31,562	(25,910)	NM	0.01	0.09	(0.08)	NM
Other operating	594,499	526,151	68,348	13.0%	1.45	1.47	(0.02)	(1.4)%
Total operating expenses	$4,321,733	$3,970,325	$351,408	8.9%	10.57	11.12	(0.55)	(4.9)%
Adjusted CASM (1)					10.43	10.83	(0.40)	(3.7)%
Adjusted CASM ex-fuel (2)					7.17	6.81	0.36	5.3%

(1)Reconciliation of CASM to Adjusted CASM:

	Nine Months Ended September 30,
	2023		2022
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.57		11.12
Special charges	$46.3	0.11	$71.9	0.20
Loss (gain) on disposal of assets	5.7	0.01	31.6	0.09
Litigation Loss Contingency	6.0	0.01	—	—
Adjusted CASM (cents)		10.43		10.83

(2)Excludes aircraft fuel expense, special charges, loss (gain) on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023.
Our Adjusted CASM ex-fuel for the nine months ended September 30, 2023 was 7.17 cents as compared to 6.81 cents for the nine months ended September 30, 2022. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense and aircraft rent expense, partially offset by a decrease in depreciation and amortization expense.
Salaries, wages and benefits for the nine months ended September 30, 2023 increased $274.6 million, or 29.6%, as compared to the prior year period. This increase on a dollar and per-ASM basis was primarily driven by higher salaries, vacation-time expense, 401(k) expense and crew overtime. These increases were mainly driven by contractual pay rate increases related to the collective bargaining agreements with our pilots and flight attendants ratified in January 2023 and April 2023, respectively. In addition, these increases were driven by a 19.0% increase in our pilot and flight attendant workforce, period over period, as well as an increase in operations as compared to the prior year period.

Landing fees and other rents for the nine months ended September 30, 2023 increased $41.2 million, or 15.3%, as compared to the prior year period. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in facility rent, landing fees and station baggage rent driven by increased operations, higher rent rates and the addition of new stations as well as new gates at our existing stations, period over period. Gate charges, landing fees, as well as a portion of facility rent and station baggage rent are variable in nature and vary based on factors such as the number of departures and passengers. As compared to the prior year period, departures increased by 15.4% and passenger flight segments increased by 15.6%. On a per-ASM basis, landing fees and other rents remained relatively consistent, period over period.
Depreciation and amortization for the nine months ended September 30, 2023 increased by $10.5 million, or 4.5%, as compared to the prior year period. The increase in depreciation and amortization expense on a dollar basis was primarily driven by an increase in spare engines and computer software, as well as amortization of new engine overhauls capitalized in the period. Since the third quarter of 2022, we have taken delivery of five spare engines purchased with cash. This increase was partially offset by a decrease in depreciation and amortization expense in the current period as a result of the impact of the impairment of 29 of our A319 aircraft associated with the decision to accelerate their retirement during the fourth quarter of 2022 and the sale of 11 A319 airframes and 16 A319 engines during the nine months ended September 30, 2023. On a per-ASM basis, depreciation and amortization expense decreased due to a change in the composition of our aircraft fleet between purchased aircraft (for which depreciation expense is recorded under depreciation and amortization) and leased aircraft (for which rent expense is recorded under aircraft rent). Since the prior year period, we have taken delivery of 29 new leased aircraft, which increased capacity but had no effect on depreciation expense.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $59.7 million and $69.3 million for the nine months ended September 30, 2023 and 2022, respectively. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. The decrease in amortization of heavy maintenance costs, period over period, was primarily related to the impact of the impairment of 29 of our A319 aircraft, including the related net capitalized maintenance, associated with the decision to accelerate their retirement during the fourth quarter of 2022; however, as our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $227.4 million and $205.4 million for the nine months ended September 30, 2023 and 2022, respectively.
Aircraft rent expense for the nine months ended September 30, 2023 increased by $64.8 million, or 30.8%, as compared to the prior year period. The increase on a dollar and per-ASM basis increase in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2022, we have acquired 29 new aircraft financed under operating leases.
Maintenance, materials and repairs expense for the nine months ended September 30, 2023 increased by $31.7 million, or 23.3%, as compared to the prior year period. The increase on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of an increase of 15.4% in departures in the current period as compared to the prior year period. On a per-ASM basis, the increase in maintenance, materials and repairs expense was primarily due to rate increases since the prior year period.
Distribution costs increased by $13.6 million, or 10.3%, for the nine months ended September 30, 2023 as compared to the prior year period. The increase on a dollar basis was primarily due to increased sales volume, which impacts our variable distribution costs such as credit card fees. On a per-ASM basis, distribution costs remained stable year over year.
Special charges for the nine months ended September 30, 2023 consisted of $30.0 million in legal, advisory and other fees related to the Merger Agreement with JetBlue, as well as $16.3 million related to the retention award program in connection with the Merger Agreement with JetBlue. Special charges for the nine months ended September 30, 2022 consisted of $39.2 million in legal, advisory and other fees related to the Former Frontier Merger Agreement and the Merger Agreement with JetBlue as well as $32.7 million related to our retention award programs.
Loss (gain) on disposal of assets for the nine months ended September 30, 2023 primarily consisted of $4.5 million loss related to the 8 aircraft sale leaseback transactions, as well as loss of $3.1 million related to the write-off of obsolete assets and other adjustments, partially offset by a net gain of $1.9 million related to the sale of 11 A319 airframes and 16 A319 engines. Loss (gain) on disposal of assets for the nine months ended September 30, 2022 primarily consisted of $23.8 million related to the loss on 11 aircraft sale leaseback transactions completed during the nine months ended September 30, 2022 and $6.6 million related to the impairment of 1 spare engine during the first quarter of 2022 which was damaged beyond economic repair.
Other operating expenses for the nine months ended September 30, 2023 increased by $68.3 million, or 13.0%, as compared to the prior year period. The increase in other operating expenses on a dollar basis was primarily due to an increase in ground handling expense, software maintenance, travel and lodging expense and other airport services expense, period over period, primarily as a result of an increase in operations. As compared to the prior year period, departures increased by 15.4%, and we had 15.6% more passenger flight segments, which drove increases in variable other operating expenses. Additionally, we recorded a litigation loss contingency of $6.0 million in the second quarter of 2023. These increases were offset by a decrease in passenger reaccommodation expense, period over period, related to a number of adverse weather events and increases in air traffic control programs and restrictions, which led to a significant number of flight delays and cancellations during the first half of 2022. In addition, these increases were partially offset by engine credits earned in the current period. On a per-ASM basis other operating expenses remained relatively consistent, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2023 primarily represented interest and accretion related to our 8.00% senior secured notes as well as the interest related to the financing of purchased aircraft, the discount amortization and mark to market adjustments related to our convertible notes due 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2022 primarily represent interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes. As of both September 30, 2023 and 2022, we had 73 aircraft financed through fixed-rate long-term debt.

Our interest income for the nine months ended September 30, 2023 and 2022 represents interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds. During the nine months ended September 30, 2023 and 2022, we had interest income of $49.8 million and $8.7 million, respectively. The increase in interest income was primarily due to an increase in interest rates as compared to the prior year period.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2023 was 20.1%, compared to 21.4% for the nine months ended September 30, 2022. The decrease in tax rate, as compared to the prior year period, is primarily due to an adjustment in tax expense driven by a change in the annualized effective tax rate. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. As of September 30, 2023, we had $1,229.3 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024. We expect to meet our future cash needs for the next twelve months with cash and cash equivalents, cash flows from operations, the implementation of discretionary cost reduction strategies, financing arrangements and compensation from Pratt & Whitney for the loss of utilization of the GTF engines.

As of September 30, 2023, we had $25.1 million recorded within current maturities of long-term debt and finance leases on our condensed consolidated balance sheets related to our convertible notes due 2025. As of September 30, 2023, the convertible notes due 2025 may be converted by noteholders through December 31, 2023. During the first quarter of 2023, $0.3 million of our convertible notes due 2025 were converted to 27,204 shares of our voting common stock. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations," for additional information on the convertible notes due 2025.

As of September 30, 2023, we had $469.7 million, net of the related unamortized debt discount of $30.3 million, recorded within long-term debt, net and finance leases, less current maturities on our condensed consolidated balance sheets related to our convertible notes due 2026. As of September 30, 2023, the convertible notes due 2026 did not qualify for conversion by noteholders through December 31, 2023. Refer to "Notes to Condensed Consolidated Financial Statements —12. Debt and Other Obligations" for additional information on the convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the nine months ended

September 30, 2023, we took delivery of 11 aircraft under direct operating leases, 8 aircraft under sale leaseback transactions and 4 spare engines purchased with cash. During the nine months ended September 30, 2023, we made $336.3 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the nine months ended September 30, 2023, we paid $2.0 million in PDPs, net of refunds, and $16.1 million of capitalized interest for future deliveries of aircraft and spare engines. As of September 30, 2023, we had $495.3 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of September 30, 2023, we had secured financing for 24 aircraft to be leased directly from third-party lessors and 7 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2025. We do not have financing commitments in place for the remaining 94 Airbus firm aircraft orders, scheduled for delivery through 2029. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the "Airbus Purchase Agreement"), by and between Airbus and Spirit. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

Net Cash Flows Used In Operating Activities. Operating activities in the nine months ended September 30, 2023 used $63.9 million in cash compared to $32.3 million used in the nine months ended September 30, 2022. Cash used by operating activities in the nine months ended September 30, 2023 was primarily related to the net loss in the period as well as an increase in deferred heavy maintenance and deferred income tax benefit in the period. These increases were partially offset by non-cash expense of depreciation and amortization as well as increases in other liabilities.

Net Cash Flows Used In Investing Activities. During the nine months ended September 30, 2023, investing activities used $185.5 million, compared to $204.4 million used in the prior year period. Cash used by investing activities during the nine months ended September 30, 2023 was primarily related to cash used to purchase property and equipment, partially offset by the proceeds from the sale of property and equipment.

Net Cash Flows Used In Financing Activities. During the nine months ended September 30, 2023, financing activities used $278.6 million in cash compared to $143.4 million used in the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we paid $287.0 million in debt principal payment obligations.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2023, our aircraft orders consisted of 101 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2029. Out of these 101 aircraft, we have 3 aircraft scheduled for delivery in the remainder of 2023 and 7 aircraft scheduled for delivery in 2024. During 2023, the number of aircraft expected for delivery in 2024 was higher than expected due to delivery delays from Airbus over the last 18 months or so resulting in aircraft originally scheduled for delivery in 2022 through 2024 being delayed primarily into 2023 through 2025. On July 31, 2023, we entered into Amendment No. 6 (the “Amendment”) to the Airbus Purchase Agreement. The Amendment converts the remaining A319neo aircraft to be delivered under the Airbus Purchase Agreement to A321neo aircraft. The Amendment also (i) defers certain A320neo aircraft deliveries from 2024 to 2025 and later years, (ii) extends delivery dates for certain A320neo and A321neo aircraft deliveries from 2025-2027 to 2025-2029 and (iii) adjusts the timing of option aircraft delivery dates from 2026-2028 to 2027-2029. In addition, the Amendment creates a more equal distribution of aircraft deliveries and option rights across the delivery periods. As of September 30, 2023, we had secured financing for the 7 aircraft scheduled for delivery from Airbus through 2024, which will be financed through sale leaseback transactions. As of September 30, 2023, we did not have financing commitments in place for the remaining 94 Airbus aircraft on firm order through 2029. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the flight equipment purchase obligations in the table below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of September 30, 2023, we were committed to purchase 19 PW1100G-JM spare engines, with deliveries through 2029.

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

In addition to the Airbus Purchase Agreement, as of September 30, 2023, we had secured 24 direct leases for aircraft with third-party lessors, with deliveries in the remainder of 2023 through 2025. Aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $4.7 million for the remainder of 2023, $90.3 million in 2024, $140.8 million in 2025, $143.2 million in 2026, $143.2 million in 2027, and $1,196.1 million in 2028 and beyond.

We have significant lease obligations for aircraft and spare engines as 107 of our 202 aircraft and 6 of our 34 spare engines are financed under operating leases. These leases expire between 2024 and 2041. Aircraft rent payments were $100.4 million and $72.1 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Aircraft rent payments were $280.9 million and $205.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt, and lease arrangements. The following table discloses aggregate information about our contractual obligations as of September 30, 2023 and the periods in which payments are due (in millions):

	Remainder of 2023	2024 - 2025	2026 - 2027	2028 and beyond	Total
Long-term debt (1)	$50	$1,546	$928	$831	$3,355
Interest and fee commitments (2)	41	285	78	70	474
Finance and operating lease obligations	107	817	730	3,713	5,367
Flight equipment purchase obligations (3)	120	1,475	2,134	1,959	5,688
Other (4)	36	42	34	2	114
Total future payments on contractual obligations	$354	$4,165	$3,904	$6,575	$14,998

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A and Class B Series 2015-1 EETCs, Class AA, Class A and Class B Series 2017-1 EETCs and convertible notes. Refer to "Notes to Condensed Consolidated Financial Statements—12. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans, unsecured term loans, Class A and Class B Series 2015-1 EETCs, Class AA, Class A and Class B Series 2017-1 EETCs and convertible notes. Includes interest accrued as of September 30, 2023 related to our variable-rate revolving credit facility.
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

Off-Balance Sheet Arrangements
As of September 30, 2023, we had lines of credit related to corporate credit cards of $20.1 million, from which we had drawn $1.8 million.

As of September 30, 2023, we had lines of credit with counterparties for both physical fuel delivery and derivatives in the amount of $25.0 million. As of September 30, 2023, we had drawn $0.6 million on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of September 30, 2023, we did not hold any derivatives.
As of September 30, 2023, we had $13.7 million in uncollateralized surety bonds and $85.0 million in standby letters of credit, collateralized by $75.0 million of restricted cash, representing an off-balance sheet commitment, of which $42.3 million were issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding special charges, loss (gain) on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, special charges, loss (gain) on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2023 represented approximately 30.9% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $183 million. As of September 30, 2023, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $110.9 million as of September 30, 2023.

Fixed-Rate Debt. As of September 30, 2023, we had $1,583.6 million outstanding in fixed-rate debt related to 43 Airbus A320 aircraft and 30 Airbus A321 aircraft which had a fair value of $1,435.4 million. In addition, as of September 30, 2023, we had $1,110.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $1,093.0 million and $116.9 million. As of September 30, 2023, we also had $525.1 million outstanding in convertible debt which had a fair value of $462.4 million.

Variable-Rate Debt. As of September 30, 2023, we did not have any outstanding variable-rate long term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended September 30, 2023 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
In 2017, we were sued in the Eastern District of New York in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to our practice of charging fees for ancillary products and services. The original action was dismissed by the District Court; however, following the plaintiff's appeal to the Second Circuit, the case was remanded to the District Court for further review on the breach of contract claim. A hearing on the Company's Motion for Summary Judgment and plaintiff's Motion for Class Certification was held on December 10, 2021. The Court granted the plaintiff's class certification motion and denied Spirit’s summary judgment motion on March 29, 2022. We subsequently filed a motion for reconsideration on April 26, 2022, and an oral argument was held on May 19, 2022. The Court denied Spirit’s motion for reconsideration on February 14, 2023. On April 3, 2023, Spirit moved to compel arbitration of and/or dismiss certain class members’ claims for lack of personal jurisdiction. Trial was set to begin on January 16, 2024. However, in June 2023, we reached a tentative settlement in mediation for a maximum amount of $8.3 million. The Court issued a preliminary approval order on September 21, 2023, and the final approval hearing is scheduled for December 11, 2023. The total amount paid will depend on a number of factors, including participation of class members and any conditions on the settlement approved by the Court. Currently, our best estimate of the probable loss associated with the settlement is $6.0 million, and we have recorded this amount in other operating expenses within our condensed consolidated statements of operations.

On February 27, 2023, ALPA filed a grievance against us claiming that we violated the collective bargaining agreement (“CBA”) by excluding its pilots from our retention award programs granted as part of the Former Frontier Merger Agreement and the Merger Agreement with JetBlue. On September 8, 2023, we filed a motion to dismiss the grievance as we do not believe that ALPA filed the grievance within the timeline set forth in the CBA. This matter is scheduled for arbitration in November 2023 in Washington D.C. As of September 30, 2023, the potential outcomes of this claim cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
Following an audit by the Internal Revenue Service ("IRS") related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter 2018 through the fourth quarter 2020, on March 31, 2022, we were assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. We believe we have defenses available and we intend to challenge the assessment; therefore, we believe a loss in this matter is not probable and have not recognized a loss contingency.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A "Risk Factors" contained in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission on February 6, 2023, other than the risk factors disclosed in Item 1A "Risk Factors" contained in our Quarterly Report on the Form 10-Q for the quarter ended June 30, 2023, filed with the Securities and Exchange Commission on August 3, 2023. Investors are urged to review all such risk factors carefully.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the third quarter of 2023. All stock repurchases during this period were made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1-31, 2023	—	$—	—	$—
August 1-31, 2023	2,088	16.20	—	—
September 1-30, 2023	—	—	—	—
Total	2,088	$16.20	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.OTHER INFORMATION

None

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

10.1
Amendment No. 6, dated as of July 31, 2023, to the A320 NEO Family Purchase Agreement, by and between Airbus S.A.S. and Spirit Airlines, Inc., dated as of December 20, 2019, together with the Second Amended and Restated Letter Agreement No. 4, dated as of July 31, 2023

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

SPIRIT AIRLINES, INC.

October 25, 2023	By:	/s/ Scott M. Haralson
Scott M. Haralson
Executive Vice President and Chief Financial Officer