Form 10-K
period 2023-12-31
Spirit Airlines, Inc.
filed 2024-02-09
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report        Yes  ☒     No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $1.9 billion computed by reference to the last sale price of the common stock on the New York Stock Exchange on June 30, 2023, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 1, 2024:

Class	Number of Shares
Common Stock, $0.0001 par value per share	109,477,999

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2023.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview
Spirit Airlines, Inc. ("Spirit Airlines"), headquartered in Miramar, Florida, offers affordable travel to value-conscious guests ("Guests"). Our all-Airbus fleet is one of the youngest and most fuel efficient in the United States. During 2023, we served 93 destinations in 15 countries throughout the United States, Latin America and the Caribbean. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

Our ultra low-cost carrier, or ULCC, business model allows us to compete principally by offering Guests unbundled base fares that remove components traditionally included in the price of an airline ticket. By offering Guests unbundled base fares, we give Guests the power to save by paying only for the À La Smarte® options they choose, such as checked and carry-on bags, advance seat assignments, priority boarding, refreshments and Wi-Fi. We record revenue related to these options as non-fare passenger revenue, which is recorded within passenger revenues in our consolidated statements of operations.
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

Current Developments
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

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both Spirit's special meeting and the Approval Prepayment was September 12, 2022. In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, beginning January 2023, JetBlue paid on a monthly basis the Additional Prepayments of $0.10 per share of common stock to all Spirit stockholders as of each record date per the agreement.

Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, we announced related adjustments to the conversion rates of our convertible notes due 2025 and our convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the outstanding warrants issued in connection with our participation in the Payroll Support Program authorized by the CARES Act (“PSP1”), as extended by the Consolidated Appropriations Act of 2021 (“PSP2”) and the American Rescue Plan Act (“PSP3”). As of December 31, 2023, the conversion rates of the convertible notes due 2025 and 2026 were 94.9262 and 24.6649 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of December 31, 2023, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.663, $20.229 and $30.196, respectively, and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 628,725.19, 166,292.37 and 97,219.73, respectively.

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

On March 7, 2023, the U.S. Department of Justice (“DOJ”) filed suit to block the Merger and a trial was held in late 2023. On January 16, 2024, the United States District Court for the District of Massachusetts (the “District Court”) granted a permanent injunction against the Merger (the "Injunction"). On January 19, 2024, Spirit and JetBlue filed a notice of appeal to reverse the District Court's decision and allow Spirit and JetBlue to complete the Merger. On January 25, 2024, JetBlue made a public filing stating that certain closing conditions required by the Merger Agreement may not be satisfied prior to the outside dates set forth in the Merger Agreement and, accordingly, the Merger Agreement may be terminable on and after January 28, 2024. We do not believe there is a basis for terminating the Merger Agreement, and we will continue to abide by all of our obligations under the Merger Agreement. On January 29, 2024, Spirit and JetBlue filed a request with the U.S. Court of Appeals for the First Circuit (the "Court of Appeals") seeking an expedited schedule for their appeal. On February 2, 2024, the Court of Appeals granted our motion, stating it would hear arguments in June 2024.

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

The Merger Agreement contains certain termination rights for Spirit and JetBlue, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023 (the "Outside Date"), subject to certain automatic extensions up to July 24, 2024 if needed to obtain regulatory approvals. Since all regulatory approvals required to consummate the Merger were not obtained as of July 28, 2023 and January 28, 2024, the current Outside Date has been automatically extended to July 24, 2024. Upon termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a termination fee of $94.2 million. Upon the termination of the Merger Agreement by JetBlue because of a material uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders. Upon the termination of the Merger Agreement for failure to obtain antitrust regulatory clearance, JetBlue will be required to pay (i) to Spirit, $70.0 million, and (ii) to the Spirit stockholders, the excess of (A) $400.0 million minus (B) the sum of the Approval Prepayment Amount and all Additional Prepayment Amounts previously paid by JetBlue to the Spirit stockholders.

Pratt & Whitney

On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW1100G-JM ("GTF") fleet, which powers our A320neo family of aircraft.

In September 2023, Pratt & Whitney notified us that all the geared turbofan GTF neo engines in our fleet, including the engines slotted for future aircraft deliveries, for a yet to be determined period, are subject to the inspection and possible replacement, of the powdered metal high-pressure turbine and compressor discs. In addition, Pratt & Whitney issued a special instruction ("SI"), requiring accelerated engine removals and inspections covering the initial tranche of operational engines, no later than September 15, 2023. As of December 31, 2023, in accordance with the SI issued by Pratt & Whitney, we have removed five engines from service, three of which are currently awaiting induction for inspection.

For the remaining engines, Pratt & Whitney has provided an initial analysis on an inspection and removal schedule for these engines. In addition, to the 5 engines removed from service, we had 12 neo aircraft grounded as of December 31, 2023 for reliability, durability, and inspection requirements combined. For 2024, we had an average of 13 grounded neo aircraft in January 2024, and we expect the average number of grounded neo aircraft will increase to approximately 40 in December 2024, averaging approximately 25 grounded for the full year. We currently estimate the majority of affected engines will require removal and inspection in 2024, but will continue through 2026, based on service bulletins ("SB") issued by Pratt & Whitney and related airworthiness directives issued by the FAA.

The temporary removal of engines from service is expected to drive a significant decrease in our near-term growth projections. We have reduced capacity in amounts and timing commensurate with the initially scheduled removal and inspection of these impacted engines; however, we continue to assess the impact on our future capacity plans. Pratt & Whitney stated that it is focused on addressing the challenges arising from the powdered metal manufacturing issue and will proactively take steps to support and mitigate the operational impact to its customers. We are in discussions with Pratt & Whitney regarding compensation for the loss of utilization; however, the amount, timing or structure of the compensation that will be agreed upon is not yet known.
Retirement of A319 Aircraft
We operate a single-fleet type of Airbus A320-family aircraft that is one of the youngest in the United States. During the fourth quarter of 2022, we made the decision to accelerate the retirement of 29 of our A319 aircraft. During the twelve months ended December 31, 2023, we completed the sale of 12 A319 airframes and 20 A319 engines. The remaining A319 aircraft had an average age of 16.9 years as of December 31, 2023. Excluding the A319 aircraft to be sold, the average age of our fleet would have been 5.5 years as of December 31, 2023. In addition, we are scheduled to take delivery of 121 new Airbus A320-family aircraft through 2029, potentially making ours the youngest fleet in the United States. Refer to “Notes to Consolidated Financial Statements— 1. Summary of Significant Accounting Policies" for additional information.
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
Our Business Model

Our ULCC business model provides Guests low, unbundled base fares with a range of optional services, allowing Guests the freedom to choose only the options they value. The success of our model is driven by our low-cost structure, which has historically, up to 2020, allowed us to maintain high profit margins while offering low base fares. Our low-cost structure is primarily driven by having a high fleet utilization. Throughout most of 2023, we were unable to achieve historical high levels of fleet utilization primarily due to pilot and industry infrastructure constraints. In the post-pandemic period, lower utilization as well as wage and other inflationary pressures, have increased our operating costs. In addition, the industry has experienced capacity increases, leading to increased competition in the markets we serve and resulting in a decrease on our average fares.
We are focused on value-conscious travelers who pay for their own travel, and our business model is designed to deliver what our Guests want: low fares and a great experience. We use low fares to address underserved markets, which helps us to increase passenger volume and load factors on the flights we operate. We also have high-density seating configurations on our aircraft and a simplified onboard product designed to lower costs. High passenger volumes and load factors help increase our sales of ancillary products and services, which in turn allows us to reduce the base fare we offer even further. We strive to be recognized by our Guests and potential Guests as the low-fare leader in the markets we serve.
We compete based on total price. We believe that we and our Guests benefit when we allow our Guests to know the total price of their travel by breaking out the cost of optional products or services. We allow our Guests to see all available options and their respective prices prior to purchasing a ticket, and this full transparency illustrates that our total price, including the options selected is lower, on average, than other airlines.
Through branded campaigns, we educate the public on how our unbundled pricing model works, how it provides a choice on how they spend their money and how it saves them money compared to other airlines. We show our commitment to delivering the best value in the sky by continuing to make improvements to the Guest experience, including a freshly updated cabin interior with ergonomically-designed seats and self bag-tagging in most airports to reduce check-in processing time.
Our Strengths
We believe we compete successfully in the airline industry by leveraging the following demonstrated business strengths:

Ultra Low-Cost Structure. Our unit operating costs are among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer some of the lowest base fares in our markets and support continued growth. Our operating costs per available seat mile ("CASM") of 10.52 cents in 2023 was significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:
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
Innovative Revenue Generation. We execute our innovative, unbundled pricing strategy to generate significant non-ticket revenue, which enables our passengers to identify, select and pay for only the products and services they want to use. In implementing our unbundled strategy, we have grown non-ticket revenue per passenger flight segment from approximately $5 in 2006 to $69 in 2023 generally by:
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
Our Network. We have developed a substantial network of destinations in U.S. domestic markets, targeted growth markets in the Caribbean and Latin America and high-volume routes flown by price-sensitive travelers. We seek to balance growth between large domestic markets, large leisure destinations and opportunities in the Caribbean and Latin America according to current economic and industry conditions.
Experienced International Operator. We believe we have substantial experience in foreign aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We believe we compete favorably against other low-cost carriers because we have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2023, 2022 and 2021, no revenue from any one foreign country represented greater than 4% of our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
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
Route Network
During 2023, our route network included over 420 markets served by 93 airports throughout the United States, Latin America and the Caribbean. For more details on the destinations to which we fly, refer to our route map on our website, www.spirit.com/en/route-map.
Our network expansion targets underserved and/or overpriced markets. We employ a rigorous process to identify opportunities to deploy new aircraft where we believe they will be most profitable. To monitor the profitability of each route, we analyze weekly and monthly profitability reports as well as near-term forecasting.
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, code-sharing relationships and loyalty programs and redemption opportunities. We typically compete in markets served by traditional U.S. network airlines, and other low-cost carriers and ULCCs, and, to a lesser extent, regional airlines.

As of December 31, 2023, our top three largest network overlaps, as measured by overlapping available seat miles in metro markets, are with Southwest Airlines, American Airlines and Frontier Airlines. Our principal competitive advantage is our relative cost advantage which allows us to offer low base fares. In 2023, our unit operating costs were among the lowest in the U.S. airline industry. In most operating environments, we believe our low unit costs coupled with our relatively stable non-ticket revenues allow us to price our fares at levels where we can be profitable while our primary competitors cannot.
The airline industry is particularly susceptible to price discounting because, once a flight is scheduled, airlines incur only nominal incremental costs to provide service to passengers occupying otherwise unsold seats. The expenses of a scheduled aircraft flight do not vary significantly with the number of passengers carried and, as a result, a relatively small change in the number of passengers or in pricing could have a disproportionate effect on an airline’s operating and financial results. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and loyalty initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods to generate cash flow and to maximize TRASM. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is unable to fill at higher rates. A key element to our competitive strategy is to maintain very low unit costs in order to permit us to compete successfully in price-sensitive markets.

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
Customers

We believe our customers are primarily leisure travelers who are paying for their own ticket and who make their purchase decision based largely on value. By maintaining a low-cost structure, we have historically been able to successfully sell tickets at lower fares while maintaining a strong profit margin. However, industry capacity increases have led to increased competition in the markets we serve and resulted in a decrease in our average fares.
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
As of December 31, 2023, we had a fleet of 205 Airbus single-aisle aircraft, which are commonly referred to as “A320 family” aircraft. A320 family aircraft include the A319, A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2023, our fleet consisted of 19 A319ceos, 64 A320ceos, 84 A320neos, 30 A321ceos and 8 A321neos, and the average age of the fleet was 6.6 years. As of December 31, 2023, we owned 73 aircraft, of which 29 aircraft were financed through fixed-rate long-term debt, 27 aircraft were financed through enhanced equipment trust certificates ("EETCs") and 17 were purchased off lease. As of December 31, 2023, we had 132 leased aircraft, of which 117 aircraft were financed under operating leases and 15 aircraft would have been deemed finance leases resulting in failed sale-leaseback transactions. In addition, as of December 31, 2023, we had 6 spare engines financed under operating leases and owned 28 spare engines. Refer to “Notes to Consolidated Financial Statements—13. Debt and Other Obligations” and “Notes to Consolidated Financial Statements—14. Leases" for additional information.
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus S.A.S. ("Airbus") for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement included a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027. As of December 31, 2023, our firm aircraft orders consisted of 99 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2029. As of December 31, 2023, we had secured financing for 18 aircraft, scheduled for delivery from Airbus through 2025 which will be financed through sale-leaseback transactions. In addition, as of December 31, 2023, we had agreements in place for the delivery of 22 direct operating leases of A321neos with third-party lessors, expected through 2025.
During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2023, we are committed to purchase 19 PW1100G-JM spare engines, with deliveries through 2029. The firm aircraft orders provide for capacity growth as well as the flexibility to add to, or replace, the aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends.
Consistent with our ULCC business model, each of our aircraft is configured with a high density seating configuration, which helps us maintain a lower unit cost. Our high density seating configuration accommodates more passengers than those of our competitors when comparing the same type of aircraft.
Maintenance and Repairs
We maintain our aircraft in accordance with an FAA-approved maintenance program built from the manufacturers recommended maintenance schedule and maintained by our Technical Services department. Our maintenance technicians undergo extensive initial and recurrent training to ensure the safe operation of our aircraft. For the sixth year in a row, Spirit has achieved the FAA’s highest award for Technical Training, the Diamond Award of Excellence. This award is only achieved if 100% of technicians receive the FAA’s Aircraft Maintenance Technician (“AMT”) Certificate of Training.

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
Employees
Our business is labor intensive, with labor costs representing approximately 27.6%, 22.1% and 32.4% of our total operating costs for 2023, 2022 and 2021, respectively. As of December 31, 2023, we had 3,561 pilots, 6,208 flight attendants, 100 dispatchers, 366 ramp service agents, 284 passenger service agents, 685 aircraft maintenance technicians (a union contract with the Aircraft Mechanics Fraternal Association ("AMFA") is currently under negotiation) and 1,963 non-unionized personnel, airport agents/other and employees in administrative roles, for a total of 13,167 active employees compared to 12,025 active employees as of December 31, 2022. During the twelve months ended December 31, 2023, there were 2,345 employee terminations, including both voluntary and involuntary terminations, for an overall employee turnover rate of 19.5%. As of December 31, 2023, approximately 85% of our employees were represented by six labor unions. On an average full-time equivalent basis, for the full year 2023, we had 12,798 employees, compared to 12,102 in 2022.

FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown and be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements, including recurrent training and recent flying experience. Flight attendants must have initial and periodic competency training and qualification. For the year ended December 31, 2023, paid training hours for our pilots and flight attendants were 196,503 and 68,508 hours, representing 12.1% and 2.1% of total crew block hours, respectively. Mechanics, quality-control inspectors and dispatchers must be certificated and qualified for specific aircraft. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.

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

Our Diversity, Equity, Inclusion and Belonging ("DEI&B") journey began in 2020 with us listening, learning, and building awareness. By 2022, we had implemented a DEI&B governance structure and commitment, and had pivoted to a focus on meaningful impact. Our seven Team Member-run employee resource groups ensure all Team Members have a voice in paving our path; our Supplier Diversity program ensures a focus on minority-owned business partners and diverse suppliers; and our activation plan ensures purposeful change, which includes a focus on Community Responsibility, Ensuring Equitable and Inclusive Total Rewards, Creating an Environment of Inclusion for All and Fostering Belonging Though Representation.

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

Employee Groups	Representative	Amendable Date (1)
Pilots	Air Line Pilots Association, International (ALPA)	January 2025
Flight Attendants	Association of Flight Attendants (AFA-CWA)	January 2026
Dispatchers	Professional Airline Flight Control Association (PAFCA)	October 2023
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	November 2026
Passenger Service Agents	Transport Workers Union of America (TWU)	February 2027
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association (AMFA) (2)	N/A (2)

(1) Subject to standard early opener provisions.
(2) Collective bargaining agreement is currently under negotiation.

During the fourth quarter of 2022, we reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023. The ratified agreement includes increased pay rates and other enhanced benefits.

In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. In February 2023, we reached an agreement with our flight attendants which was ratified by the flight attendants on April 13, 2023 and becomes amendable in January 2026. The ratified agreement includes increased pay rates and other enhanced benefits.

Our dispatchers are represented by PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018. In May 2023, PAFCA provided notice that it intends to amend its Collective Bargaining Agreement with our dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. As of December 31, 2023, we continued to negotiate with PAFCA.
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

In August 2022, our aircraft maintenance technicians ("AMTs") voted to be represented by AMFA as their collective bargaining agent. As of December 31, 2023, we employed approximately 700 AMTs. In November 2022, AMFA notified us of its intent to negotiate a CBA and began negotiations. In October 2023, AMFA filed for mediation with the NMB, and we are currently waiting for mediation dates from the NMB to continue negotiating with AMFA.
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
Management Information Systems
We have continued our commitment to technology improvements to support our ongoing operations and initiatives. In 2021, we focused on additional modernization capabilities to enhance the travel experience of our Guests. In cooperation with the TSA, our Automated Self Service Bag Drop project is installed and functioning in several airports. Our plan is to accelerate the deployment of this experience as well as to further enhance the customer convenience features. In addition, we have achieved a broad investment in a mobility tool for all our workforce that enhances productivity and capabilities. Furthermore, we believe the launch of our new Free Spirit Program has delivered an exceptional improvement in the Guest experience and utility. In 2021, the Azure Cloud migration of Data and Application continued. Lastly, our secondary Operations Control Center in Orlando went into production mid-year and will provide substantial improvements in disaster recovery scenarios.
In 2022, we targeted the modernization of our crew applications and technologies to accelerate the response to irregular operations. These improvements involved upgrades to the main flight operations system, enabling and enhancing chat functionality for our crews, improving crew scheduling voice response, and providing real time operational monitoring capabilities. In addition to operations, we have made significant improvements to our digital transformation for Guest experience through the implementation of our customer data platform. We have successfully migrated our maintenance and flight operation systems to the Azure cloud. Our journey to full cloud continues as we continue to seek opportunities to optimize cloud solutions.

In 2023, we continued our technology modernization with a new mobile workplace application for the Flight Attendant team. This application improves the experience for streamlining daily tasks such as check-in, assigning positions, viewing manifests and personal work schedules. Our digital transformation journey added capabilities providing self-service options to our Guests and employees such as refund automation, flight status, employee benefits and more. This year we matured our cyber security programs within the CIS v8 framework as we refine our environments to meet the rapidly changing cyber threat landscape. One major focus has been providing a more frequent cycle of timely and consistent cyber security awareness to our team members. The cloud strategy continues to evolve as operational and cyber security imperatives guide us, migration of services and data continues in our multi-region footprint and we have begun planning for a diverse cloud provider strategy.

Foreign Ownership
Under DOT regulations and federal law, we must be owned and controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, 51% of our outstanding equity must be owned by U.S. citizens, and our president and at least two-thirds of our board of directors and senior management must be U.S. citizens.
We believe we are currently in compliance with such foreign ownership rules.
Government Regulation
Operational Regulation

The airline industry is heavily regulated, especially by the federal government. Two of the primary regulatory authorities overseeing air transportation in the United States are the DOT and the FAA. The DOT has jurisdiction over economic and consumer issues affecting air transportation, such as competition, route authorizations, advertising and sales practices, baggage liability, disabled passenger transportation, reporting of mishandled bags, tarmac delays and responding to customer complaints among other areas.

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

In March 2022, the DOT issued a NPRM (Part 2) requiring airlines to ensure that at least one lavatory on new single-aisle aircraft with at least 125 passenger seats is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s on-board wheel chair. If enacted as currently proposed, this NPRM (Part 2) would apply to new aircraft ordered 18 years or delivered 20 years after the effective date of a final rule. The DOT published its Accessible Lavatories on Single-Aisle Aircraft final rule on August 1, 2023, which became effective October 2, 2023. Among other requirements, the final rule requires new single-aisle aircraft with 125 seats or more that are ordered 10 years after or delivered 12 years after October 2, 2023, to have accessible lavatories.

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

In July 2022, the Office of Aviation Consumer Protection (OACP) issued a notice urging airlines to provide seats to children 13 years or younger with an adult on the same booking with no additional charge. In response to the OACP’s notice during 2023, the DOT added to their website a Child Seating dashboard comparing reporting carriers and their procedures on seating children 13 years or younger with an adult on a booking.

In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from, or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other reasons. The NPRM will further define the terms “significant change” and “cancellation” and will require airlines and ticket agents to provide refunds if they receive significant financial assistance from the government as a result of a public health emergency. As of December 31, 2023, a final rule has not been issued; however, it is our understanding that the DOT will combine this NPRM with the July 2021 PRM, regarding refunding of certain checked bag fees and ancillary fees, and that the DOT anticipates issuing a final rule in February 2024.

At the end of August 2022, the DOT added an Airline Customer Service Dashboard to their website that compares what reporting carriers offer passengers during a significant controllable delay or cancellation.

In October 2022, the DOT issued a NRPM which would require airlines to increase disclosure of bag fees, change and cancellation fees, and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. The comment period closed on January 23, 2023. The DOT is expected to issue its final rule on fee disclosures in March 2024.

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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety, including rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2023, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve, and all of our aircraft had been certified for overwater operations. Any new or revised operational regulations in the future could result in further increased costs. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.

On June 6, 2023, the FAA issued a final rule which requires aircraft manufactured two years after August 25, 2023, which are operated in domestic commercial service by Part 121 airlines to have an installed physical secondary barrier that protects the flightdeck from unauthorized intrusion when the flightdeck door is opened. We are currently evaluating the impacts, if any, of the ruling, which we do not expect to be material.
International Regulation
All international service is subject to the regulatory requirements of the foreign government involved. We generally offer international service to Aruba, Colombia, Costa Rica, Dominican Republic, Ecuador, El Salvador, Guatemala, Haiti, Honduras, Jamaica, Mexico, Nicaragua, Peru and St. Maarten, as well as Puerto Rico and the U.S. Virgin Islands. If we decide to increase our routes to additional international destinations, we will be required to obtain necessary authority from the DOT and the applicable foreign government. We are also required to comply with overfly regulations in countries that lay along our routes but which we do not serve.

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
Further illustrating our commitment, during the fourth quarter of 2023, we issued our 2021/2022 Sustainability Report, showing results of our longstanding commitment to meaningful advancements in environmental sustainability, Guest and community service, Team Member support, and governance. The report highlights our plan for continued progress in broadening ESG initiatives and improving communities. Refer to “Spirit’s 2021/2022 Sustainability Report” on the Investor Relations section of our website at www.spirit.com.

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

On March 7, 2023, the DOJ filed suit to block the Merger and a trial was held in late 2023. On January 16, 2024, the District Court granted the Injunction. On January 19, 2024, Spirit and JetBlue filed a notice of appeal to reverse the Injunction and allow Spirit and JetBlue to complete the Merger. On January 25, 2024, JetBlue informed us that certain closing conditions required by the Merger Agreement may not be satisfied prior to the outside dates set forth in the Merger Agreement and, accordingly, the Merger Agreement may be terminable on and after January 28, 2024. We do not believe there is a basis for terminating the Merger Agreement, and we will continue to abide by all of our obligations under the Merger Agreement. On January 29, 2024, Spirit and JetBlue filed a request with the Court of Appeals seeking an expedited hearing of their appeal of the Injunction. On February 2, 2024, the Court of Appeals granted our motion, stating it would hear arguments in June 2024.

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

The failure to satisfy the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring. There can be no assurance that the conditions to the closing of the Merger will be satisfied or waived, that our appeal of the District Court's decision will be successful or that the Merger will be completed.

Following the Injunction, and in the event the Merger is not completed in a timely manner or at all, our ongoing business may be adversely affected as follows:

•we have experienced and continue to experience negative reactions from the financial markets, and our stock price has declined and could continue to decline to the extent that the current market price reflects an assumption that the Merger will be completed;

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

On March 7, 2023, the DOJ filed suit to block the Merger. A trial was held in late 2023. On January 16, 2024, the District Court granted the Injunction. On January 19, 2024, Spirit and JetBlue filed a notice of appeal to reverse the District Court's decision and allow Spirit and JetBlue to complete the Merger. On January 29, 2024, Spirit and JetBlue filed a request with the Court of Appeals seeking an expedited schedule for their appeal. On February 2, 2024, the Court of Appeals granted our motion, stating it would hear arguments in June 2024. The appeal of the Injunction will be time-consuming and expensive and there can be no assurance that we or JetBlue would ultimately be successful, or that if the Injunction is reversed, that the DOJ would not further appeal. Furthermore, any of the other governmental authorities from which we need approvals may also sue us and JetBlue in U.S. federal court to prevent the Merger from being consummated. Defending any such lawsuit will be time-consuming and expensive and there can be no assurance that we and JetBlue would ultimately be successful.

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

Many of the traditional network airlines in the United States have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. They also have completed large mergers that have increased their scale and share of the travel market. The mergers between AMR Corporation and US Airways Group, Inc., between Delta Air Lines and Northwest Airlines, between United Airlines and Continental Airlines, between Southwest Airlines and AirTran Airways, and between Alaska Airlines and Virgin America, have created five large airlines, with substantial national and international networks which create a more challenging competitive environment for smaller airlines like us. In the future, there may be additional consolidation in our industry. For example, on December 3, 2023, Alaska Airlines and Hawaiian Airlines announced a proposed merger. Any business combination could significantly alter industry conditions and competition within the airline industry, which could have an adverse effect on our business.

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
Aircraft fuel costs represented 31.1%, 34.1% and 27.8% of our total operating expenses for 2023, 2022 and 2021, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could disrupt oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East and Venezuela, Russia's ongoing conflict in Ukraine, the conflict in Gaza, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.

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
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps (“jet fuel swaps”) and United States Gulf Coast jet fuel options (“jet fuel options”). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2023, we had no outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past we have not had, and in the future we may not have, sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. In a falling fuel price environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs.
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
During 2023, 2022 and 2021, we generated non-ticket revenues of $3,024.4 million, $2,612.6 million and $1,087.8 million, respectively. Our non-ticket revenues are generally generated from charges for, among other things, baggage, bookings through certain of our distribution channels, advance seat selection, itinerary changes and loyalty programs. The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on non-ticket revenues, or if other laws or regulations are adopted that make unbundling of airline products and services impermissible, or more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “Risks Related to Our Business—We are subject to extensive and increasing regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
The airline industry is particularly sensitive to changes in economic conditions. Adverse economic conditions would negatively impact our business, results of operations and financial condition.
Our business and the airline industry in general are affected by many changing economic conditions beyond our control, including, among others:
•changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S. or global economy and financial markets and the rate of inflation;
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
These factors can adversely affect, and from time to time have adversely affected, our results of operations, our ability to obtain financing on acceptable terms and our liquidity. Unfavorable general economic conditions, such as higher unemployment rates, a constrained credit market, housing-related pressures and increased focus on reducing business operating costs, can reduce spending for price-sensitive leisure and business travel. For many travelers, in particular the price-sensitive travelers we serve, air transportation is a discretionary purchase that they may reduce or eliminate from their spending in difficult economic times. The overall decrease in demand for air transportation in the United States in 2008 and 2009 resulting from record high fuel prices and the economic recession required us to take significant steps to reduce our capacity, which reduced our revenues. Additionally, in 2020 and 2021, we were required to reduce our capacity as a result of a dramatic drop in demand due to, and restrictions imposed as a result of, the COVID-19 pandemic and demand has not fully recovered to pre-COVID-19 levels. Unfavorable economic conditions could also affect our ability to raise prices to counteract the effect of increased fuel, labor or other costs, resulting in a material adverse effect on our business, results of operations and financial condition.
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

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, new travel-related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress, and supply chain disruptions, in particular those causing inability to obtain, or delays in obtaining, aircraft or spare parts such as engines. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017, Hurricane Dorian in August 2019, Hurricane Laura in August 2020, Hurricane Ian in September 2022 and Hurricane Idalia in August
2023) as well as southern Texas (such as Hurricane Harvey in August 2017), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico and the December 2019 and January 2020 earthquakes in Puerto Rico) can cause flight cancellations, significant delays and facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations, resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security, staffing shortages, or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. For example, during 2022, a number of adverse weather events, as well as increases in air traffic control programs and restrictions, led to a significant number of flight delays and cancellations. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19, could result in significant decreases in passenger traffic, the imposition of government restrictions in service, supply chain bottlenecks or issues, and staffing shortages and could have a material adverse impact on the airline industry. For example, in 2020 and 2021, the U.S. government and government authorities in other countries around the world implemented travel bans, testing requirements and other restrictions in response to the COVID-19 pandemic and recommended against air travel, which drastically reduced consumer demand for air travel. Any resurgence of COVID-19 or another pandemic or public health crisis that results in similar or other restrictions could have a material adverse effect on our business and results of operations. Air travel is continuing its resurgence following widespread adoption of vaccines, but the situation is fluid and actual capacity adjustments could be different than what we currently expect. Any increases in travel-related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in January 2019 may have a negative impact on our operations and financial results. In addition, supply chain issues have led to delays in aircraft deliveries and negatively impacted our ability to source spare parts and complete maintenance on a timely basis, which could have an adverse effect on our business and results of operations.
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

Our business is labor intensive, with labor costs representing approximately 27.6%, 22.1% and 32.4% of our total operating costs for 2023, 2022 and 2021, respectively. As of December 31, 2023, approximately 85% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive, because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our growth. As further described below, our aircraft maintenance technicians ("AMTs") voted to be represented by the Aircraft Mechanics Fraternal Association (the “AMFA”). We are currently negotiating a collective bargaining agreement. Any such negotiation may cause us to incur higher labor costs for our AMTs over the term of the agreement than we would have incurred absent such agreement. We may also become subject to additional collective bargaining agreements in the future given the possibility that other non-unionized workers may unionize.
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
In March 2016, under the supervision of the NMB, we reached a tentative agreement for a five-year contract with our flight attendants. Our flight attendants ratified the agreement in May 2016. In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. In February 2023, we reached an agreement with our flight attendants which was ratified by the flight attendants on April 13, 2023 and becomes amendable in January 2026. The ratified agreement includes increased pay rates and other enhanced benefits.
Our dispatchers are represented by the PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018. In May 2023, PAFCA provided notice that it intends to amend its Collective Bargaining Agreement with our dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. As of December 31, 2023, we continued to negotiate with PAFCA.
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
In August 2022, our AMTs voted to be represented by AMFA as their collective bargaining agent. In November 2022, AMFA notified us of its intent to negotiate a CBA and began negotiations. In October 2023, AMFA filed for mediation with the NMB, and we are currently waiting for mediation dates from the NMB to continue negotiating with AMFA.
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

The general worldwide economy has in the past experienced downturns due to the effects of the COVID-19 pandemic, the European debt crisis, unfavorable U.S. economic conditions and slowing growth in certain Asian economies, including general credit market crises, collateral effects on the finance and banking industries, energy price volatility, concerns about inflation, higher interest rates, slower economic activity, decreased consumer confidence, reduced corporate profits and capital spending, adverse business conditions, geopolitical conflict, pandemic risks, government constraints on international trade and liquidity concerns. We cannot accurately predict the nature, extent, duration, effect or likelihood of any economic slowdown or the timing, strength or sustainability of a subsequent economic recovery worldwide or in the United States or the impact of the foregoing on the aviation industry.

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
We maintain a high daily aircraft utilization rate. Our average daily aircraft utilization was 11.1 hours for 2023 and 10.7 hours for 2022. During 2021, we operated our aircraft at a slightly lower utilization level due to the COVID-19 pandemic leading to an average daily aircraft utilization of 9.7 hours, which was lower compared to prior years. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, outbreaks of pandemics or contagious diseases or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Similarly, removing aircraft from service to inspect and repair the PW1100G engines could reduce our average fleet utilization. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2023, the average age of our aircraft was approximately 6.6 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our consolidated balance sheet. Depending on their recoverability, these maintenance reserves may be expensed as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.
Our lack of marketing alliances could harm our business.
Many airlines, including the domestic traditional network airlines (American, Delta and United) have marketing alliances with other airlines, under which they market and advertise their status as marketing alliance partners. These alliances, such as OneWorld, SkyTeam and Star Alliance, generally provide for code-sharing, loyalty program reciprocity, coordinated scheduling of flights to permit convenient connections and other joint marketing activities. Such arrangements permit an airline to market flights operated by other alliance members as its own. This increases the destinations, connections and frequencies offered by the airline and provides an opportunity to increase traffic on that airline’s segment of flights connecting with alliance partners. We currently do not have any alliances with U.S. or foreign airlines. Our lack of marketing alliances puts us at a competitive disadvantage to traditional network carriers who are able to attract passengers through more widespread alliances, particularly on international routes, and that disadvantage may result in a material adverse effect on our passenger traffic, business, results of operations and financial condition.
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

In December 2023, Congress passed the Airport and Airway Extension Act of 2023, Part II, which extends FAA funds through March 8, 2024 while Congress works to pass a long-term extension. A five-year extension of FAA funds has passed the House of Representatives, but remains stalled in the Senate. In the event that authorization of FAA funds lapses, our operations and results of operations could be materially adversely affected.

In January 2021, the DOT issued a final rule, effective April 2021, to clarify that the maximum amount of Denied Boarding Compensation (DBC) that a carrier may provide to a passenger denied boarding involuntarily is not limited. We cannot forecast how eliminating this maximum amount of payment will affect our costs.

In 2021 and 2022, the DOT issued several NPRMs relating to air travel and airline ticketing and fees. In July 2021, the DOT issued a NRPM requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. In November 2021, the DOT reopened the comment period on a NPRM regarding short-term improvements to lavatory accessibility, including new proposed requirements for OBWs (Part 1). This NPRM was to gather information about all aspects of OBW design, including stowage, before issuing any final binding regulation on the topic. In March 2022, the DOT issued a NPRM (Part 2) requiring airlines to ensure that at least one lavatory on new single-aisle aircraft with at least 125 passenger seats is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s on-board wheel chair. If enacted as currently proposed, this NPRM (Part 2) would apply to new aircraft ordered 18 years or delivered 20 years after the effective date of a final rule. In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other reasons. The NPRM will further define the terms “significant change” and “cancellation” and will require airlines and ticket agents to provide refunds if they receive significant financial assistance from the government as a result of a public health emergency. As of December 31, 2023, a final rule has not been issued; however, it is our understanding that the DOT will combine this NPRM with the July 2021 NPRM, regarding the refunding of certain checked bag fees ancillary fees. In October 2022, the DOT issued a NRPM which would require airlines to increase disclosure of bag fees, change and cancellation fees, and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. The comment period closed on January 23, 2023. If any of these NPRMs are enacted as proposed, they may increase our costs and our results of operations could be materially adversely affected.

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

Government-imposed travel requirements and entry bans from certain countries based on emerging viruses or variants of existing viruses could be imposed in the future. We will continue to comply with all contagious disease requirements issued by the U.S. and foreign governments, but we cannot forecast what additional requirements may be imposed in the future or the extent of any pre-travel testing requirements that may be under consideration in the United States and that may be in place, or renewed, in any foreign jurisdiction we serve, including the effect of such requirements on passenger demand or the costs or revenue impact that would be associated with complying with such requirements.

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
In 2008, in response to record high fuel prices and rapidly deteriorating economic conditions, we modified our growth plans by terminating our leases for seven aircraft. We incurred significant expenses relating to our lease terminations, and have incurred additional expenses to acquire new aircraft in place of those under the terminated leases as we expanded our network. In November 2023, we announced that we will discontinue service at Denver International Airport, effective January 9, 2024, as a result of underperforming routes and Pratt & Whitney’s GTF engine availability issues. See “—We depend on a limited number of suppliers for our aircraft and engines.” We may in the future determine to reduce further our future growth plans from previously announced levels, which may impact our business strategy and future profitability.
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
In general, any changes or disruptions in airport operations could have a material adverse effect on our business, results of operations and financial condition.
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
We are exposed to potential significant losses in the event that any of our aircraft is subject to an emergency, accident, terrorist incident or other similar incident, and significant costs related to passenger claims, repairs or replacement of a damaged aircraft and its temporary or permanent loss from service. There can be no assurance that we will not be affected by such events or that the amount of our insurance coverage will be adequate in the event such circumstances arise and any such event could cause a substantial increase in our insurance premiums. Please see “Risks Related to Our Business—Increases in insurance costs or significant reductions in coverage could have a material adverse effect on our business, financial condition and results of operations.” In addition, any future aircraft emergency, accident or similar incident, even if fully covered by insurance or even if it does not involve our airline, may create a public perception that our airline or the equipment we fly is less safe or reliable than other transportation alternatives, or could cause us to perform time consuming and costly inspections on our aircraft or engines which could have a material adverse effect on our business, results of operations and financial condition.
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

One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. In late 2022, we were notified by Airbus that a number of the aircraft we originally had scheduled for delivery in 2023 will be delayed into 2024 and beyond. These delays have required us to reduce capacity expectations for the next year or so. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. Since the addition of A320neo aircraft in 2016, we had experienced introductory issues with the new-generation PW1100G engines, designed and manufactured by Pratt & Whitney, which had previously resulted in diminished service availability of such aircraft. Beginning in the second half of 2020, the A320neo aircraft fleet reliability had stabilized and the PW1100G engine technical issues had improved. However, beginning in the second half of 2022, we began experiencing reliability issues with the PW1100G engines once again resulting in diminished service availability of aircraft. Supply chain delivery issues and limited capacity at engine maintenance, repair, and overhaul (“MRO”) shops available to service PW1100G engines have resulted in extended turnaround time to perform these inspections and the modifications required to improve the reliability of these engines. These impacts are expected to continue throughout 2024 and beyond, until supply chain and engine MRO shop capacity returns to required levels to support our growth. In addition, in July 2023, Pratt & Whitney announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the GTF fleet, which powers the A320neo aircraft. As of December 31, 2023, we have removed five engines from service, three of which are currently awaiting induction for inspection. Pratt & Whitney notified us that all GTF engines in its fleet, including the engines slotted for future aircraft deliveries, for a yet to be determined period, may be subject to the removal and inspection, or replacement, of the powdered metal high-pressure turbine and compressor discs. We currently estimate these engines will require removal and inspection in 2024, but continuing through 2026. For 2024, we estimate the average number of grounded neo aircraft will climb steadily from 13 in January 2024 to 41 in December 2024, averaging 26 grounded for the full year 2024. Lower capacity resulting from manufacturer or supplier issues may lead to significant impact on our business and operating results. For instance, partially as a result of the Pratt & Whitney engine issues, in November 2023, we announced that we will discontinue service at Denver International Airport, effective January 9, 2024.

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

Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, we currently face, and may continue to face, high employee turnover, including with respect to our pilots. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel. If we are unable to hire, train and retain qualified employees, our operations and business could be harmed and we may be unable to implement our growth plans. Since 2021, we have experienced a shortage of qualified workers as the U.S. labor market tightened, in particular shortages of qualified pilots. As a result, our operations were negatively impacted and our labor costs have increased substantially in 2021 and through 2023.

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

Our success depends to a significant extent upon the efforts and abilities of our senior management team and key financial and operating personnel. In particular, we depend on the services of our senior management team. Competition for highly qualified personnel is intense. For example, the pendency of the Merger may make it difficult to retain and hire qualified personnel. The loss of any executive officer or other key employee without adequate replacement or the inability to attract new qualified personnel could have a material adverse effect on our business, results of operations and financial condition. We do not maintain key-person life insurance on our management team.
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

The airline business is capital intensive and, as a result, many airline companies are highly leveraged. As of December 31, 2023, we had $1,667.7 million in aircraft-related debt and $1,771.4 million of other long-term debt on our consolidated balance sheet. In 2023 and 2022, we made scheduled principal payments of $337.5 million and $193.0 million on our outstanding debt obligations, respectively. In addition. during the fourth quarter of 2023, the Company early extinguished $323.3 million of outstanding fixed-rate term loans. As of December 31, 2023, we had future principal debt obligations of $3.4 billion, of which $305.2 million is due in 2024.

In 2023 and 2022, we paid the lessors rent of $389.6 million and $286.0 million, respectively. As of December 31, 2023, we had future aircraft and spare engine operating lease obligations of approximately $5.6 billion.

In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, IAE, and Pratt & Whitney for delivery over the next several years.

Our ability to pay the fixed and other costs associated with our contractual obligations will depend on our operating performance, cash flow and our ability to secure adequate financing, which will in turn depend on, among other things, the success of our current business strategy, fuel price volatility, weakening or improvement in the U.S. economy, as well as general economic and political conditions and other factors that are beyond our control. From time to time and subject to market conditions and any applicable contractual requirements, we may refinance portions of our debt, including our 2025 maturities, which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. The amount of our aircraft-related fixed obligations, our obligations under our other debt arrangements, and the related need to obtain financing could have a material adverse effect on our business, results of operations and financial condition and could:
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

Our credit ratings are important to our cost and availability of capital. The major rating agencies routinely evaluate our credit profile and assign credit ratings to us. This evaluation is based on a number of factors, which include financial strength, business and financial risk, transparency with rating agencies, and timeliness of financial reporting, as well as overall industry risk. We have experienced downgrades in our credit ratings based on our increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic and a continued lack of profitability.

Beginning in 2020 with the onset of the COVID-19 pandemic and through January 2024, on occasion, our corporate credit rating and the credit ratings of our Spirit Airlines Pass Through Trust Certificates have been downgraded by Fitch, S&P Global and/or Moody's. As of January 2024, our Fitch, S&P Global and Moody's credit ratings were B-, CCC+ and Caa2, respectively.

As of January 2024, the S&P Global credit ratings of our Spirit Airlines Pass Through Trust Certificates Series 2015-1 Class A and B were BB+ and B+, respectively, and the credit ratings of our Spirit Airlines Pass Through Trust Certificates Series 2017-1 Class AA, A and B were BBB, BB+ and B, respectively. As of January 2024, the Fitch credit ratings of our Spirit

Airlines Pass Through Trust Certificate Series 2015-1 Class B and 2017-1 Class B were BB and the Fitch credit ratings of our Spirit Airlines Pass Through Trust Certificate Series 2017-1 Class AA was A+.

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

For additional information, refer to “Notes to Consolidated Financial Statements—13. Debt and Other Obligations” and “Notes to Consolidated Financial Statements—10. Equity.”

We are highly dependent upon our cash balances and operating cash flows.

As of December 31, 2023, we have a revolving credit facility, maturing in 2025, for up to $300.0 million which was undrawn and available as of December 31, 2023. For additional information, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements—13. Debt and Other Obligations.” This credit facility is not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft-related fixed obligations. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. If we fail to maintain certain liquidity and other financial covenants, their rights to holdback would become operative, which would result in a reduction of unrestricted cash that could be material. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Our Securities

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, or warrants issued to the Treasury under the PSP1, PSP2 or PSP3, could depress the trading price of our common stock and Convertible Notes.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in PSP1, PSP2 and PSP3, we issued to the Treasury 739,089 warrants which may be exercised for shares of our common stock in consideration for the receipt of funding from the Treasury.The warrants expire in five years from the date of issuance, are transferable, have no voting rights and contain customary terms regarding anti-dilution. If the Treasury or any subsequent warrant holder exercises the warrants, the interest of our holders of common stock would be diluted and we would be partially owned by the U.S. government, which could have a negative impact on our common stock price, and which could require increased resources and attention by our management. Additionally, in 2020 we issued 9,000,000 shares pursuant to our ATM Program and in 2021 we completed the registered direct placement of 10,594,073 shares of our voting common stock. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. The indenture for the 4.750% convertible senior notes due 2025 (the “2025 Convertible Notes”) and the 1.00% convertible senior notes due 2026 (the “2026 Convertible Notes”, and together with the 2025 Convertible Notes, the “Convertible Notes”) does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock, and, accordingly, the Convertible Notes, may significantly decline. In addition, any issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including holders of our Convertible Notes who have received shares of our common stock upon conversion of their Convertible Notes.

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

The market price of our common stock has been, and may continue to be, volatile, which could cause the value of an investment in our stock to decline.
The market price of our common stock may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•announcements, media reports, analyst reports or other publications regarding the Merger or the litigation concerning the Merger;

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
•trading strategies related to changes in fuel or oil prices; and
•general market, political and economic conditions.
The stock markets in general have experienced substantial volatility that has often been unrelated to the operating performance of particular companies. These types of broad market fluctuations may adversely affect the trading price of our common stock. The price of our common stock has recently declined substantially in response to the announcement of the Injunction and statements by JetBlue related to the Merger and the Injunction. Any significant future declines in the price of our common stock could have an adverse impact on investor confidence and employee retention, which could have a material adverse effect on our business, results of operations and financial condition.
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
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2023, we believe we were in compliance with the foreign ownership rules.
As of December 31, 2023, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

The Company’s cybersecurity program is designed to secure the continuity of operations and protect the privacy of company, guest and team member data. The Company uses multiple layers of security controls and unique threat intelligence within the “Center for Internet Security v8 Cybersecurity Framework” across five core security functions: Identify risks and threats, Protect, Detect, Respond and Recover. In addition, the Company requires that its employees complete annual compliance training on cybersecurity and online habits.

The Company’s cybersecurity program is managed by a dedicated cybersecurity function reporting to the Chief Information Security Officer (“CISO”) who reports to the Chief Information Officer (“CIO”) and is responsible for the Company’s cybersecurity strategy, policies, standards, architecture and process. The CISO has over 20 years of executive experience in IT operations and security, primarily in the airline industry, and maintains several active certifications in Risk and Information Security including CIPPUS, CISSP-ISSMP, CISM, CRISC, and CISSP. The program includes periodic and ad hoc reporting on relevant developments, including monitoring, prevention, detection, mitigation and remediation of the current cybersecurity landscape as well as reporting on any cybersecurity incidents to the Company’s CEO and the Safety, Security and Operations Committee of the Board of Directors, which has oversight of management’s cybersecurity function. The CISO also engages external government and commercial expertise to continuously evaluate, test and adapt the program. External vendors participate in in-depth security assessments based on the Company’s vendor management security policy.

Currently, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company’s operations. However, the nature of potential cybersecurity risks and threats are uncertain, and any future incidents, outages or breaches could have a material adverse effect on the Company’s business strategy, results of operations or financial condition.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2023, we operated a fleet of 205 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft	Number Owned	Number Leased(1)
A319	145	16.9	19	17	2
A320ceo	182	9.2	64	27	37
A320neo	182	2.7	84	4	80
A321ceo	228	7.0	30	25	5
A321neo	235	0.4	8	—	8
		6.6	205	73	132
(1) Includes 15 aircraft recorded as failed sale-leaseback transactions. Refer to “Notes to Consolidated Financial Statements—13. Debt and Other Obligations" and "Notes to Consolidated Financial Statements—14. Leases" for additional information.
On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement included a mix of Airbus A319neo, A320neo and A321neo aircraft. On July 31, 2023, we entered into Amendment No. 6 (the “Amendment”) to the A320 NEO Family Purchase Agreement. The Amendment converts the remaining A319neo aircraft to be delivered under the Airbus Purchase Agreement to A321neo aircraft. The Amendment also (i) defers certain A320neo aircraft deliveries from 2024 to 2025 and later years, (ii) extends delivery dates for certain A320neo and A321neo aircraft deliveries from 2025-2027 to 2025-2029 and (iii) adjusts the timing of option aircraft delivery dates from 2026-2028 to 2027-2029. In addition, the Amendment creates a more equal distribution of aircraft deliveries and option rights across the delivery periods. As of December 31, 2023, our firm aircraft orders consisted of 99 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2029. As of December 31, 2023, we had secured financing for 18 aircraft, scheduled for delivery from Airbus through 2025, which will be financed through sale-leaseback transactions. In addition, we had 22 direct operating leases for A321neos with third-party lessors, with deliveries expected through 2025. During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2023, we were committed to purchase 19 PW1100G-JM spare engines, with deliveries through 2029.
During the fourth quarter of 2022, we made the decision to accelerate the retirement of 29 of our A319 aircraft. During the twelve months ended December 31, 2023, we completed the sale of 12 A319 airframes and 20 A319 engines. The remaining A319 aircraft subject to the sale agreement remain in service and will continue to operate until immediately before the sale of the aircraft. Excluding the A319 aircraft to be sold, the average age of our fleet would have been 5.5 years as of December 31, 2023. In addition, we are scheduled to take delivery of 121 new Airbus A320-family aircraft through 2029, potentially making ours the youngest fleet in the United States. Refer to “Notes to Consolidated Financial Statements— 1. Summary of Significant Accounting Policies" for additional information.
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

As of December 31, 2023, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 22% of our capacity operating through FLL during 2023. We operate primarily out of Terminals 3 and 4 at FLL. We currently use up to thirteen gates simultaneously at Terminal 3 and Terminal 4. We have preferential access to six of the Terminal 4 gates, preferential access to four of the Terminal 3 gates, common use access to the four airport controlled Terminal 4 gates, and common use access to the one airport controlled Terminal 3 gate. Other airports through which we conduct significant operations include Orlando International Airport (MCO), McCarran International Airport (LAS), Hartsfield-Jackson Atlanta International Airport (ATL) and Los Angeles International Airport (LAX).

Our largest maintenance facility is a hangar currently located at Detroit, Michigan. The lease with the Detroit, Michigan airport authority expires in September 2032. Our second largest maintenance facility is a hangar and warehouse currently located at Houston, Texas. As of December 31, 2023, we also conduct additional maintenance operations in leased facilities in Fort Lauderdale, Florida; Chicago, Illinois; Atlantic City, New Jersey; Dallas, Texas; Las Vegas, Nevada; Orlando, Florida; Atlanta, Georgia; Myrtle Beach, South Carolina; Philadelphia, Pennsylvania; Baltimore, Maryland; Miami, Florida; Tampa, Florida and Los Angeles, California.

Our principal executive offices and headquarters are located in a leased facility at 2800 Executive Way, Miramar, Florida 33025, consisting of approximately 56,000 square feet. The lease for this facility expires in January 2025. In January 2014, we expanded our principal executive offices and headquarters by leasing an additional facility located at 2844 Corporate Way, Miramar, Florida 33025, consisting of approximately 15,000 square feet. The lease for this facility expires in January 2025. In March 2018, we added approximately 26,000 square feet of office space at 2877-2899 N Commerce Parkway, Miramar, FL 33025 to further support the corporate headquarters. The lease on this space expires in January 2025.

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
In 2017, a purported class action lawsuit was filed against us in the Eastern District of New York ("EDNY"), styled Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to our practice of charging fees for ancillary products and services. The original action was dismissed by the EDNY, however, following the plaintiff’s appeal to the Second Circuit, the case was remanded to the EDNY for further review on the breach of contract claim. A hearing on our Motion for Summary Judgment and plaintiff’s Motion for Class Certification was held on December 10, 2021. The EDNY granted the plaintiff’s class certification motion on March 29, 2022. We subsequently filed a motion for reconsideration on April 26, 2022 and an oral argument was held on May 19, 2022. The EDNY denied our motion for reconsideration on February 14, 2023. On April 3, 2023, we moved to compel arbitration of and/or dismiss certain class members’ claims for lack of personal jurisdiction. Trial was set to begin on January 16, 2024. However, in June 2023, we reached a tentative settlement in mediation for a maximum amount of $8.3 million. The EDNY issued a preliminary approval order on September 21, 2023, and the final approval hearing was held on December 11, 2023. The total amount paid depends on a number of factors, including participation of class members and any conditions on the settlement approved by the EDNY. Currently, our best estimate of the probable loss associated with the settlement is $6.0 million, and we have recorded this amount in other operating expenses within our consolidated statements of operations.

On February 27, 2023, ALPA filed a grievance against us claiming that we violated the collective bargaining agreement (“CBA”) by excluding its pilots from our retention award programs granted as part of the former merger agreement with Frontier Airlines (the "Former Frontier Merger Agreement") and the Merger Agreement with JetBlue. On September 8, 2023, we filed a motion to dismiss the grievance, as we do not believe that ALPA filed the grievance within the timeline set forth in the CBA. As of December 31, 2023, the potential outcomes of this claim cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
Following an audit by the IRS related to the collection of federal excise taxes on optional passenger seat selection charges covering the second quarter of 2018 through the fourth quarter of 2020, on March 31, 2022, we were assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. We believe we have defenses available and intend to challenge the assessment; therefore, we have not recognized a loss contingency.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is listed and traded on the NYSE under the symbol "SAVE." As of January 26, 2024, there were approximately 67 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2024 Proxy Statement is incorporated herein by reference.
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
Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2023. Repurchases of equity securities during the period include repurchases made from employees who received restricted stock awards, market share awards and performance share awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2023	1,052	$16.31	—	$—
November 1-30, 2023	—	—	—	—
December 1-31, 2023	55,906	16.31	—	—
Total	56,958	$16.31	—
During the first three quarters of 2023, we repurchased approximately 85 thousand shares for a total of $1.7 million. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock awards, market share awards or performance share awards.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE ARCA Airline Index and the S&P 500 Index for the period beginning on December 31, 2018 and ending on December 31, 2023. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 31, 2018, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2018 to December 31, 2023, is not necessarily indicative of future results.

Spirit
NYSE ARCA Airline Index
S&P 500 Index
300
250
200
150
100
50
0
12/31/18
12/31/19
12/31/20
12/31/2021
12/31/2022
12/31/2023

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
Spirit	$100.00	$69.60	$42.21	$37.72	$33.63	$28.30
NYSE ARCA Airline Index	$100.00	$122.74	$93.00	$91.37	$59.45	$76.93
S&P 500 Index	$100.00	$131.47	$155.65	$200.29	$163.98	$207.04

ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of fiscal year 2023 compared to fiscal year 2022 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2021 items and fiscal year 2022 compared to fiscal year 2021, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the United States Securities and Exchange Commission on February 6, 2023 and is incorporated herein by reference.
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
Operating expenses per available seat mile (“CASM”) is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. We exclude loss on disposal of assets, special charges (credits) and a litigation loss contingency recorded in the second quarter of 2023 to determine Adjusted CASM. We believe that also excluding aircraft fuel and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

2023 Year in Review
JetBlue Merger

On July 28, 2022, we entered into the “Merger Agreement with JetBlue and Merger Sub, pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity. As a result of the Merger, each existing share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to the Merger Consideration. If an aggregate of $1.15 of Additional Prepayment Amounts has been paid out before consummation or termination of the Merger, Spirit stockholders will thereafter continue to receive monthly Additional Prepayments, at the same $0.10 per month rate until the transaction closes or the Merger Agreement is terminated. The Merger Agreement becomes unilaterally terminable by either JetBlue or Spirit after July 24, 2024.

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

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both the Spirit’s special meeting and the Approval Prepayment was September 12, 2022. In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, beginning January 2023, JetBlue paid on a monthly basis the Additional Prepayments of $0.10 per share of common stock to all Spirit stockholders as of each record date per the agreement.

Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, we announced related adjustments to the conversion rates of our convertible notes due 2025 and our convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of December 31, 2023, the conversion rates of the convertible notes due 2025 and 2026 were 94.9262 and 24.6649 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of December 31, 2023, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.663, $20.229 and $30.196, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 628,725.19, 166,292.37 and 97,219.73, respectively.

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

On March 7, 2023, the DOJ filed suit to block the Merger and a trial was held in late 2023. On January 16, 2024, the District Court granted the Injunction. On January 19, 2024, Spirit and JetBlue filed a notice of appeal to reverse the District Court's decision and allow Spirit and JetBlue to complete the Merger. On January 25, 2024, JetBlue made a public filing stating that certain closing conditions required by the Merger Agreement may not be satisfied prior to the outside dates set forth in the Merger Agreement and, accordingly, the Merger Agreement may be terminable on and after January 28, 2024. We do not believe there is a basis for terminating the Merger Agreement, and we will continue to abide by all of our obligations under the Merger Agreement. On January 29, 2024, Spirit and JetBlue filed a request with the Court of Appeals seeking an expedited schedule for their appeal. On February 2, 2024, the Court of Appeals granted our motion, stating it would hear arguments in June 2024.

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

The Merger Agreement contains certain termination rights for Spirit and JetBlue, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023 (the "Outside Date"), subject to certain automatic extensions up to July 24, 2024 if needed to obtain regulatory approvals. Since all regulatory approvals required to consummate the Merger were not obtained as of January 28, 2023, the current Outside Date has been automatically extended to July 24, 2024. Upon the termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a termination fee of $94.2 million. Upon the termination of the Merger Agreement by JetBlue because of a material uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders. Upon the termination of the Merger Agreement for failure to obtain antitrust regulatory clearance, JetBlue will be required to pay (i) to Spirit, $70.0 million, and (ii) to the Spirit stockholders, the excess of (A) $400.0 million minus (B) the sum of the Approval Prepayment Amount and all Additional Prepayment Amounts previously paid by JetBlue to the Spirit stockholders.

Pratt & Whitney

On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the GTF fleet, which powers our A320neo family of aircraft.

In September 2023, Pratt & Whitney notified us that all the geared turbofan GTF neo engines in our fleet, including the engines slotted for future aircraft deliveries, for a yet to be determined period, are subject to the inspection and possible replacement, of the powdered metal high-pressure turbine and compressor discs. In addition, Pratt & Whitney issued a SI, requiring accelerated engine removals and inspections covering the initial tranche of operational engines, no later than September 15, 2023. As of December 31, 2023, in accordance with the SI issued by Pratt & Whitney, we have removed five engines from service, three of which are currently awaiting induction for inspection.

For the remaining engines, Pratt & Whitney has provided an initial analysis on an inspection and removal schedule for these engines. In addition, to the 5 engines removed from service, we had 12 neo aircraft grounded as of December 31, 2023 for reliability, durability, and inspection requirements combined. For 2024, we had an average of 13 grounded neo aircraft in January 2024, and we expect the average number of grounded neo aircraft will increase to approximately 40 in December 2024, averaging approximately 25 grounded for the full year. We currently estimate the majority of affected engines will require removal and inspection in 2024, but will continue through 2026, based on SBs issued by Pratt & Whitney and related airworthiness directives issued by the FAA.

The temporary removal of engines from service is expected to drive a significant decrease in our near-term growth projections. We have reduced capacity in amounts and timing commensurate with the initially scheduled removal and inspection of these impacted engines, however, we continue to assess the impact on our future capacity plans. Pratt & Whitney stated that they are focused on addressing the challenges arising from the powdered metal manufacturing issue and will proactively take steps to support and mitigate the operational impact to its customers. We are in discussions with Pratt & Whitney regarding compensation for the loss of utilization; however, the amount, timing, or structure of the compensation that will be agreed upon is not yet known.

Summary of Results

During 2023, we generated a pre-tax loss of $558.6 million and a net loss of $447.5 million, $(4.10) per share, compared to a pre-tax loss of $700.7 million and a net loss of $554.2 million, $(5.10) per share, in 2022. The decrease in pre-tax loss was primarily driven by a decrease in special charges, year over year, as well as a decrease in aircraft fuel expense driven by a 15.8% decrease in fuel price per gallon, period over period. These decreases were partially offset by an increase in salaries, wages and benefits expense as compared to the prior year period. In addition, the reduced net loss reflects an increase in operating revenues due to a 13.7% increase in our traffic and a 14.6% increase in our capacity, as compared to 2022.
For the year ended December 31, 2023, we had a negative operating margin of 9.2% on $5,362.5 million in operating revenues. TRASM in 2023 was 9.63 cents, a decrease of 7.8% compared to the prior year. Total revenue per passenger flight segment decreased 7.7%, year over year, from $131.78 to $121.58. Fare revenue per passenger flight segment decreased 17.0%, while non-ticket revenue per passenger flight segment increased by 0.9%, as compared to the prior year.
Our operating cost structure is a primary area of focus and is at the core of our ULCC business model. Our unit operating costs continue to be among the lowest of any airline in the United States. During 2023, our Adjusted CASM ex-fuel was 7.06 cents as compared to 6.73 cents for 2022. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense and aircraft rent expense, partially offset by a decrease in depreciation and amortization expense.
During 2023, we added 4 new destinations: Charleston, South Carolina, Norfolk, Virginia, San Jose, California and Tulum, Mexico. During 2023, we grew our fleet of Airbus single-aisle aircraft from 194 to 205 aircraft as we took delivery of 10 aircraft under sale-leaseback transactions and 13 aircraft under direct operating leases and sold 12 A319 aircraft. We also took delivery of 4 new engines through cash purchases. As of December 31, 2023, our 205 Airbus A320-family aircraft fleet was comprised of 19 A319ceos, 64 A320ceos, 84 A320neos, 30 A321ceos and 8 A321neos. As of December 31, 2023, we owned 73 aircraft, of which 29 aircraft were financed through fixed-rate long-term debt, 27 aircraft were financed through enhanced equipment trust certificates ("EETCs") and 17 were purchased off lease. As of December 31, 2023, we had 132 leased aircraft, of which 117 aircraft were financed under operating leases and 15 aircraft would have been deemed finance leases resulting in failed sale-leaseback transactions. As of December 31, 2023, our aircraft orders from Airbus consisted of 99 A320 family aircraft scheduled for delivery through 2029. In addition, as of December 31, 2023, we had secured financing for 22 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2025.
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

Passenger revenues are generally recognized once the related flight departs. Accordingly, the value of tickets and non-fare revenues sold in advance of travel is included under our current liabilities as “air traffic liability,” or ATL, until the related air travel is provided. An unused ticket expires at the date of scheduled travel, at which time a service charge is assessed, and is recognized as revenue at the date of scheduled travel.

Guests may earn points based on their spending with the Free Spirit affinity credit card program which we have an agreement to sell points. The contract to sell points under this agreement has multiple performance obligations, as discussed below.

Our co-branded credit card agreement provides for joint marketing where cardholders earn points for making purchases using co-branded cards. During 2023, we extended our agreement with the administrator of the Free Spirit affinity credit card program through December 31, 2028. We account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative stand-alone selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits and (iii) licensing of brand and access to member lists and (iv) advertising and marketing efforts. We determined the estimate of the stand-alone selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits, (3) licensing of brand and access to member lists and (4) the costs of advertising and marketing efforts.

Other revenues

Other revenues primarily consist of the marketing component of the sale of loyalty points to our credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

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
Aircraft Rent. Aircraft rent expense consists of all minimum lease payments under the terms of our aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is primarily made up of probable and estimable return condition obligations on leased aircraft. As of December 31, 2023, 117 (excluding 15 aircraft that would have been deemed finance leases resulting in failed sale-leaseback transactions) of our 205 aircraft and 6 of our 34 spare engines are financed under operating leases.
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
Special Charges (Credits). Special charges and credits include legal, advisory and other fees related to the Former Frontier Merger Agreement and the JetBlue Merger Agreement, the retention bonus programs, recognition of impairment charges related to the planned acceleration of the retirement of 29 of our A319 aircraft, the grant component of the PSP2 and PSP3 agreements with the Treasury, the CARES Act Employee Retention credit and amounts paid in connection with our involuntary employee separation programs.
Loss on Disposal of Assets. Loss on disposal of assets includes the net losses on the disposal of our fixed assets, the net losses or gains resulting from our aircraft and engine sale-leaseback transactions as well as the net losses or gains resulting from sale of our A319 airframes and engines.
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
Other (Income) Expense
Interest Expense. Interest expense in 2023 and 2022 primarily related to the financing of purchased aircraft, the interest and accretion related to our 8.00% senior secured notes, the interest and discount amortization related to our convertible notes and favorable mark to market adjustments of the derivative liability related to our convertible notes due 2026. Interest expense in 2021 primarily related to the financing of purchased aircraft as well as the interest related to our convertible notes and the interest and accretion related to our 8.00% senior secured notes.
Loss (gain) on Extinguishment of Debt. Gain on extinguishment of debt in 2023 was primarily related to the gain recognized due to the early extinguishment of certain of our outstanding fixed-rate term loans, and was partially offset by the write-offs of related deferred financing costs. Refer to "Notes to Consolidated Financial Statements —13. Debt and Other Obligations" for more information. We had no loss (gain) on extinguishment of debt in 2022. Loss on extinguishment of debt in

2021 primarily related to premiums paid to early extinguish a portion of our 8.00% senior secured notes and convertible notes due 2025. In addition, it includes the write-off of related deferred financing costs and original issuance discount.
Capitalized Interest. We capitalize the interest that is primarily attributable to the outstanding PDP balances as a percentage of the related debt on which interest is incurred. Capitalized interest represents interest cost incurred during the acquisition period of a long-term asset and is the amount which theoretically could have been avoided had we not paid PDPs for the related aircraft or engines. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2023, 2022 and 2021 primarily relates to the interest incurred on long-term debt. In addition, during 2023, we capitalized interest related to the outstanding work in progress in connection to the building of our new headquarters.
Interest Income. For 2023, 2022 and 2021, interest income represents interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds.
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

Ability to Execute our Growth Strategy and Maintain or Grow Capacity. Over recent years, we have pursued a high-growth strategy, which we expect to continue. Execution of such a strategy requires us to effectively deploy new flying into our network, as new routes or increased frequency of existing routes develop. New flying may not perform as well as expected or may result in a competitive reaction. Moreover, our growth strategy depends on the timely delivery of aircraft and engines in accordance with the intended delivery schedule in accordance with the applicable agreement. Delivery delays and engine performance issues, as we have experienced in recent years, may cause us to scale back our growth. Our growth strategy also relies in part on our ability to obtain additional facilities in airports, some of which are constrained, as well as additional flight crew, maintenance, and other personnel.

In addition, we pursue a high-growth strategy that expands revenue and maintains lower cost due to economies of scale and lower initial expense for aircraft and labor. Execution of such a strategy depends on the ability to maintain efficient utilization of existing capacity and the timely delivery of new aircraft and engines. In addition, we previously experienced aircraft operational reliability issues and delivery delays particularly regarding our PW1100G engine on our A320neo aircraft. Beginning in the second half of 2020, the A320neo aircraft fleet reliability had stabilized and the PW1100G engine technical issues had improved. However, beginning in the second half of 2022, we began experiencing reliability issues with the PW1100G engines once again resulting in diminished service availability of aircraft. Supply chain delivery issues and limited capacity at MRO shops available to service PW1100G engines have resulted in extended turnaround time to perform the modifications required to improve the reliability of these engines. These impacts are expected to continue throughout 2024 and beyond, until supply chain and engine MRO shop capacity returns to required levels to support our growth. In addition, in July 2023, Pratt & Whitney announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the GTF fleet, which powers the A320neo aircraft. As of December 31, 2023, we have removed five engines from service, three of which are currently awaiting induction for inspection. Pratt & Whitney notified us that all GTF engines in its fleet, including the engines slotted for future aircraft deliveries, for a yet to be determined period, may be subject to the removal and inspection, or replacement, of the powdered metal high-pressure turbine and compressor discs. We currently estimate these engines will require removal and inspection in 2024, but continuing through 2026. Lower capacity resulting from manufacturer or supplier issues may lead to a significant adverse impact on our financial position and results of operations.

Supply chain delivery issues and limited capacity at MRO shops available to service PW1100G engines have resulted in extended turnaround time to perform the modifications required to improve the reliability of these engines. The new generation aircraft provide fuel burn and other efficiencies, as compared to the older A320ceo aircraft, and the ability to serve additional markets with greater operating range. However, ongoing or expanded reliability and delivery issues could materially impact our operations, revenues, costs and net results.

In addition to the effects of Pratt & Whitney GTF engine issues on our operations, we have experienced an overall increase in volatility in seasonality as well as a decrease in year over year unit revenue and persistently high fuel prices, which have negatively affected revenue and costs. Should these trends continue into the future, our operating results may be negatively impacted. As a result, we have assessed the impact of such trends on our liquidity requirements and expect to have sufficient liquidity to meet our future cash needs for the next twelve months with cash and cash equivalents, cash flows from operations, the implementation of discretionary cost reduction strategies, and other financing arrangements. We also expect to receive compensation from Pratt & Whitney for the loss of utilization of the GTF engines.

Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record, reputation, code-sharing relationships, loyalty programs and redemption opportunities. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and loyalty program initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods in efforts to maximize unit revenue. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that it is under financial pressure to sell tickets.
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
Aircraft Fuel. Fuel costs represents one of our largest operating expenses, as it does for most airlines. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus, and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2023, we had no outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.
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

We have six union-represented employee groups comprising approximately 85% of our employees at December 31, 2023. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW and our passenger service agents are represented by the Transport Workers Union, or TWU. In addition, our aircraft maintenance technicians are represented by the Aircraft Mechanics Fraternal Association, or AMFA. The related collective bargaining agreement is currently under negotiation. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.
During the fourth quarter of 2022, we reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023. The ratified agreement includes increased pay rates and other enhanced benefits.
In February 2021, we entered into a Letter of Agreement with the AFA-CWA to change the amendable date of the collective bargaining agreement from May 4, 2021 to September 1, 2021. All other terms of the collective bargaining agreement remained the same. In June 2021, the AFA-CWA notified us, as required by the RLA, that it intended to submit proposed changes to the collective bargaining agreement covering our flight attendants. We commenced negotiations with the AFA-CWA on September 27, 2021. In February 2023, we reached an agreement with our flight attendants which was ratified by the flight attendants on April 13, 2023 and becomes amendable in January 2026. The ratified agreement includes increased pay rates and other enhanced benefits.
Our dispatchers are represented by the PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018. In May 2023, PAFCA provided notice that it intends to amend its Collective Bargaining Agreement with our dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. As of December 31, 2023, we continued to negotiate with PAFCA.
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
In August 2022, our AMTs voted to be represented by AMFA as their collective bargaining agent. In November 2022, AMFA notified us of its intent to negotiate a CBA and began negotiations. In October 2023, AMFA filed for mediation with the NMB, and we are currently waiting for mediation dates from the NMB to continue negotiating with AMFA.

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

Maintenance Expense. Maintenance expense grew through 2023 and 2022 mainly as a result of increased aircraft utilization compared to the prior year, a growing fleet and the gradual increase of required maintenance for the older aircraft in our fleet. As our fleet ages, we expect that maintenance costs will increase in absolute terms. The amount of total maintenance costs and related amortization of heavy maintenance (included in depreciation and amortization expense) is subject to many variables such as future utilization rates, average stage length, the interval between heavy maintenance events, the size and makeup of the fleet in future periods and the level of unscheduled maintenance events and their actual costs. Accordingly, we cannot reliably quantify future maintenance expenses for any significant period of time.

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
Leased Aircraft Return Costs. Our aircraft lease agreements often contain provisions that require us to return aircraft airframes and engines to the lessor in a certain condition or pay an amount to the lessor based on the airframe and engine's actual return condition. Lease return costs include all costs that would be incurred at the return of the aircraft, including costs incurred to repair the airframe and engines to the required condition as stipulated by the lease. Lease return costs are recognized beginning when it is probable that such costs will be incurred and they can be estimated. When costs become both probable and estimable, they are accrued as a component of supplemental rent, through the remaining lease term. We expensed $14.0 million and $16.5 million of supplemental rent recorded within aircraft rent during 2023 and 2022, respectively. Supplemental rent, recorded within aircraft rent expense, is primarily made up of probable and estimable return condition obligations and lease return costs adjustments for aircraft and engines purchased off lease.

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

Results of Operations
In 2023, we generated operating revenues of $5,362.5 million and had an operating loss of $495.8 million resulting in a negative operating margin of 9.2% and a net loss of $447.5 million. In 2022, we generated operating revenues of $5,068.4 million and had an operating loss of $598.9 million, resulting in a negative operating margin of 11.8% and a net loss of $554.2 million. The increase in operating revenues, year over year, is primarily due to an increase in traffic of 13.7%, year over year, partially offset by a decrease in average yield of 7.0%, year over year. Increased salaries, wages and benefits expense and aircraft rent expense compared to the prior year period, primarily contributed to higher operating expenses. In addition, increased operations resulted in higher operating expenses across the board.
As of December 31, 2023, our cash and cash equivalents was $865.2 million, a decrease of $481.1 million compared to the prior year. Cash and cash equivalents is generally driven by cash from our operating activities as well as capital from debt and equity financings, offset by cash used to fund PDPs and capital expenditures and principal payments related to our long-

term debt. In addition to cash and cash equivalents, as of December 31, 2023, we had $112.5 million in short-term investment securities.

Comparative Operating Statistics

The following tables set forth our operating statistics for the twelve month periods ended December 31, 2023 and 2022:

	Twelve Months Ended December 31,		Percent Change
	2023	2022
Operating Statistics (unaudited) (A):
Average aircraft	199.5	180.7	10.4%
Aircraft at end of period	205	194	5.7%
Average daily aircraft utilization (hours)	11.1	10.7	3.7%
Average stage length (miles)	1,007	1,013	(0.6)%
Departures	297,900	261,079	14.1%
Passenger flight segments (PFSs) (thousands)	44,105	38,463	14.7%
Revenue passenger miles (RPMs) (thousands)	45,243,787	39,775,253	13.7%
Available seat miles (ASMs) (thousands)	55,665,561	48,567,978	14.6%
Load factor (%)	81.3%	81.9%	(0.6) pts
Fare revenue per passenger flight segment ($)	53.01	63.85	(17.0)%
Non-ticket revenue per passenger flight segment ($)	68.57	67.93	0.9%
Total revenue per passenger flight segment ($)	121.58	131.78	(7.7)%
Average yield (cents)	11.85	12.74	(7.0)%
TRASM (cents)	9.63	10.44	(7.8)%
CASM (cents)	10.52	11.67	(9.9)%
Adjusted CASM (cents)	10.33	10.71	(3.5)%
Adjusted CASM ex-fuel (cents)	7.06	6.73	4.9%
Fuel gallons consumed (thousands)	591,796	527,290	12.2%
Average fuel cost per gallon ($)	3.08	3.66	(15.8)%

    (A) See "Glossary of Airline Terms" elsewhere in this annual report for definitions used in this table.

Operating Revenues

	Year Ended 2023	% change 2023 versus 2022	Year Ended 2022
Operating revenues:
Fare (thousands)	$2,338,191	(4.8)%	$2,455,817
Non-fare (thousands)	2,929,970	15.6%	2,533,548
Passenger (thousands)	5,268,161	5.6%	4,989,365
Other (thousands)	94,388	19.4%	79,082
Total operating revenue (thousands)	$5,362,549	5.8%	$5,068,447
Total operating revenue per ASM (TRASM) (cents)	9.63	(7.8)%	10.44
Fare revenue per passenger flight segment	$53.01	(17.0)%	$63.85
Non-ticket revenue per passenger flight segment	68.57	0.9%	67.93
Total revenue per passenger flight segment	$121.58	(7.7)%	$131.78
Operating revenues increased by $294.1 million, or 5.8%, to $5,362.5 million in 2023 compared to 2022, primarily due to an increase in traffic of 13.7%, partially offset by a decrease in average yield of 7.0%, year over year.
TRASM for 2023 was 9.63 cents, a decrease of 7.8% compared to 2022. This decrease was primarily a result of a 7.0% decrease in operating yield, year over year.
Total revenue per passenger flight segment decreased 7.7% from $131.78 in 2022 to $121.58 in 2023. The decrease in total revenue per passenger flight segment was primarily due to a decrease of 7.0% in average yield, year over year. Fare revenue per passenger flight segment decreased 17.0%, as compared to the prior year period, while non-ticket revenue per passenger flight segment increased slightly by 0.9%, as compared to the prior year period.
Operating Expenses
Since adopting our ULCC model, we have continuously sought to reduce our unit operating costs and have created one of the industry's lowest cost structures in the United States. The table below presents our unit operating costs (CASM) and year-over-year changes.

	Year Ended 2023	Change 2023 versus 2022		Year Ended 2022
	CASM	Per-ASM Change	Percent change	CASM
Operating expenses:
Aircraft fuel	$3.27	$(0.70)	(17.6)%	$3.97
Salaries, wages and benefits	2.90	0.32	12.4	2.58
Landing fees and other rentals	0.73	0.01	1.4	0.72
Aircraft rent	0.68	0.10	17.2	0.58
Depreciation and amortization	0.58	(0.06)	(9.4)	0.64
Maintenance, materials and repairs	0.40	0.01	2.6	0.39
Distribution	0.34	(0.03)	(8.1)	0.37
Special charges (credits)	0.12	(0.75)	NM	0.87
Loss on disposal of assets	0.06	(0.04)	NM	0.10
Other operating expenses	1.42	(0.04)	(2.7)	1.46
Total operating expense
CASM	10.52	(1.15)	(9.9)	11.67
Adjusted CASM (1)	10.33	(0.38)	(3.5)	10.71
Adjusted CASM ex fuel (2)	7.06	0.33	4.9	6.73
(1)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2023		2022
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.52		11.67
Less:
Special charges (credits)	$69.5	0.12	$420.2	0.87
Loss on disposal of assets	34.0	0.06	46.6	0.10
Litigation loss contingency	6.0	0.01	—	—
Adjusted CASM (cents)		10.33		10.71
(2)Excludes aircraft fuel expense, loss on disposal of assets, special charges (credits) and a litigation loss contingency recorded in the second quarter of 2023.
Operating expenses increased by $190.9 million, or 3.4%, in 2023 primarily due to an increase in salaries, wages and benefits expense, aircraft rent expense, other operating expense and landing fees and other rents expense, compared to the prior year period. In addition, we had an increase in operations, as reflected by a 13.7% increase in traffic and a 14.6% increase in capacity, as a result of increased travel demand as compared to the prior year. These increases were offset by decreases in special charges, period over period, as well as a decrease of 15.8% in fuel price per gallon, of which contributed to a $108.8 million decrease in aircraft fuel expense, period over period.
Our Adjusted CASM ex-fuel for the twelve months ended December 31, 2023 was 7.06 cents, as compared to 6.73 cents for the twelve months ended December 31, 2022. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense and aircraft rent expense, partially offset by a decrease in depreciation and amortization expense.
Aircraft fuel expenses includes both into-plane expense (as defined below) and realized and unrealized net gains or losses from fuel derivatives, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during 2023 and 2022.
Aircraft fuel expense decreased by 5.6% from $1,930.0 million in 2022 to $1,821.2 million in 2023. This decrease was due to a 15.8% decrease in fuel price per gallon, partially offset by a 12.2% increase in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Twelve Months Ended December 31,
	2023	2022
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	591,796	527,290	12.2%
Into-plane fuel cost per gallon	$3.08	$3.66	(15.8)%
Aircraft fuel expense (per consolidated statements of operations)	$1,821,165	$1,929,969	(5.6)%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel.
Salaries, wages and benefits expense in 2023 increased by $365.6 million, or 29.2%, compared to 2022. This increase on a dollar and per-ASM basis was primarily driven by higher salaries, vacation-time expense, 401(k) expense and crew overtime. These increases were mainly driven by contractual pay rate increases related to the collective bargaining agreements with our pilots and flight attendants ratified in January 2023 and April 2023, respectively. In addition, these increases were driven by a 16.4% increase in our pilot and flight attendant workforce, period over period, as well as an increase in operations as compared to the prior year period. The increase in salaries, wages and benefits expense is also due to an increase in health insurance expense, mainly driven by higher volume of claims.

Landing fees and other rents for 2023 increased by $61.0 million, or 17.6%, compared to 2022. On a dollar basis, landing fees and other rents expense primarily increased as a result of an increase in facility rent, landing fees and station baggage rent, driven by increased operations, higher rent rates and the addition of new stations as well as new gates at our existing stations, period over period. Gate charges, landing fees, as well as a portion of facility rent and station baggage rent are variable in nature and vary based on factors such as the number of departures and passengers. As compared to the prior year period, departures increased by 14.1% and passenger flight segments increased by 14.7%. On a per-ASM basis, landing fees and other rents remained relatively consistent, period over period.
Aircraft rent expense in 2023 increased by $98.8 million, or 35.0%, compared to 2022. This increase in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. The increase on a dollar and per-ASM basis in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since 2022, we have recorded 29 new operating leases related to new and previously owned aircraft.
Depreciation and amortization increased by $7.8 million, or 2.5%, compared to the prior year. The increase in depreciation and amortization expense on a dollar basis was primarily driven by an increase in spare engines and computer software, as well as amortization of new engine overhauls capitalized in the period. Since 2022, we have taken delivery of four spare engines purchased with cash. This increase was partially offset by a decrease in depreciation and amortization expense in the current period, as a result of the impact of the impairment of 29 of our A319 aircraft associated with the decision to accelerate their retirement during the fourth quarter of 2022 and the sale of 12 A319 airframes and 20 A319 engines during the twelve months ended December 31, 2023. On a per-ASM basis, depreciation and amortization expense decreased due to a change in the composition of our aircraft fleet between purchased aircraft (for which depreciation expense is recorded under depreciation and amortization) and leased aircraft (for which rent expense is recorded under aircraft rent). Since the prior year period, we have taken delivery of 23 new leased aircraft, which increased capacity but had no effect on depreciation expense.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the consolidated statements of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $79.8 million and $96.7 million for the year ended December 31, 2023 and 2022, respectively. The decrease in amortization of heavy maintenance costs, period over period, was primarily related to the impact of the impairment of 29 of our A319 aircraft, including the related net capitalized maintenance, associated with the decision to accelerate their retirement during the fourth quarter of 2022. However, as our fleet continues to age, we expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If the amortization of heavy maintenance events were recorded within maintenance, materials and repairs expense in the consolidated statements of operations, our maintenance, materials and repairs expense would have been $303.1 million and $284.5 million for the year ended December 31, 2023 and 2022, respectively.
Maintenance, materials and repairs expense increased by $35.5 million, or 18.9%, in 2023, as compared to 2022. The increase on a dollar basis was mainly due to a higher volume of aircraft and rotable maintenance events as a result of a 14.1% increase in departures in the current period as compared to the prior year period. On a per-ASM basis, maintenance, materials and repairs expense remained relatively stable since the prior year period.
Distribution expense increased by $13.3 million, or 7.5%, in 2023, compared to 2022. The increase on a dollar was primarily due to increased sales volume as well as an increase in credit card fee rates, which impacts our variable distribution costs such as credit card fees. On a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees, year over year, and also due to a decrease in sales from third-party travel agents.
Special charges (credits) for the year ended 2023 consisted of $50.0 million in legal, advisory and other fees related to the Merger Agreement with JetBlue, as well as $19.5 million related to the retention award program in connection with the Merger Agreement with JetBlue. Special charges (credits) for the year ended 2022 consisted of $333.7 million in impairment charges related to the purchase agreement to sell 29 of our A319 aircraft, $47.2 million in legal, advisory and other fees related to the Former Frontier Merger Agreement, JetBlue's unsolicited proposal to acquire all of our outstanding shares in an all-cash transaction and the JetBlue Merger Agreement as well as $39.3 million related to our retention award programs. For additional information, refer to "Notes to Consolidated Financial Statements— 4. Special Charges and Credits."
Loss on disposal of assets totaled $34.0 million for the year ended 2023. This loss on disposal of assets primarily consisted of a $32.1 million loss related to the 6 aircraft sale-leaseback transactions (on existing aircraft), a net loss of $1.6 million related to the sale of 12 A319 airframes and 20 A319 engines as well as a $3.3 million loss primarily related to the disposal of obsolete assets, partially offset by a net gain of $3.0 million related to 10 aircraft sale-leaseback transactions related to new aircraft deliveries completed during the twelve months ended December 31, 2023. Loss on disposal of assets totaled $46.6 million for the year ended 2022. This loss on disposal of assets primarily consisted of $38.5 million related to the loss on 16 aircraft sale-leaseback transactions completed during 2022 and $6.6 million related to the impairment of 1 spare engine during the first quarter of 2022 which was damaged beyond economic repair.

Other operating expenses in 2023 increased by $81.0 million, or 11.4%, compared to 2022. The increase in other operating expenses on a dollar basis was primarily due to an increase in ground handling expense, software maintenance, travel and lodging expense and other airport services expense, period over period, primarily as a result of an increase in operations. As compared to the prior year period, departures increased by 14.1%, and we had 14.7% more passenger flight segments, which drove increases in variable other operating expenses. Additionally, we recorded a litigation loss contingency of $6.0 million in the second quarter of 2023. These increases were offset by a decrease in passenger reaccommodation expense, period over period, related to a number of adverse weather events and increases in air traffic control programs and restrictions, which led to a significant number of flight delays and cancellations during the first half of 2022. In addition, these increases were partially offset by engine credits earned in the current period. On a per-ASM basis, other operating expenses decreased primarily due to a decrease in passenger reaccommodation expense compared to the prior year period as well as engine credits earned in the period, partially offset by an increase in software maintenance.

Other (Income) Expense

Other (income) expense, net decreased from $101.8 million in 2022 to $62.8 million in 2023, was primarily driven by an increase in interest income of $41.6 million as well as an increase in gain on extinguishment of debt of $15.4 million, recognized from favorable interest rate swap provisions contained in certain debt agreements extinguished during the fourth quarter of 2023, and partially offset by the write-off of related deferred financing costs. The increase in interest income was primarily due to an increase in interest rates as compared to the prior year period. These increases in interest income and gain on extinguishment of debt were partially offset by an increase in interest expense of $29.3 million, which was primarily due to the increase in interest and accretion, year over year, as a result of the additional $600.0 million 8.00% senior secured notes incurred during the fourth quarter 2022.

Income Taxes

In 2023, our effective tax rate was 19.9% compared to 20.9% in 2022. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources
Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. We expect to meet our cash needs for the next twelve months with cash and cash equivalents, cash flows from operations, the implementation of discretionary cost reduction strategies and other financing arrangements. As of December 31, 2023, we had $1,277.7 million in liquid assets comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility. From time to time and subject to market conditions and any applicable contractual requirements, we may refinance portions of our debt, including our 2025 maturities, which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness pursuant to its terms. Any such action will depend on market conditions and any applicable contractual requirements.

As of December 31, 2023, we had $25.1 million recorded within current maturities of long-term debt and finance leases on our consolidated balance sheets related to our convertible notes due 2025. As of December 31, 2023, the convertible notes due 2025 may be converted by noteholders through March 31, 2024. During the first quarter of 2023, $0.3 million of our convertible notes due 2025 were converted to 27,204 shares of our voting common stock. Refer to “Notes to Consolidated Financial Statements—13. Debt and Other Obligations,” for additional information.

As of December 31, 2023, we had $472.6 million, net of the related unamortized debt discount of $27.4 million, recorded within long-term debt, net and finance leases, less current maturities on our consolidated balance sheets related to our convertible notes due 2026. As of December 31, 2023, the convertible notes due 2026 did not qualify for conversion by noteholders through March 31, 2024. Refer to “Notes to Consolidated Financial Statements —13. Debt and Other Obligations” for additional information.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, cash purchases, direct leases or sale-leaseback transactions. During the twelve months ended December 31, 2023, we took delivery of 13 aircraft under direct operating leases, 10 aircraft under sale-leaseback transactions and 4 spare engines purchased with cash. During the twelve months ended December 31, 2023, we made $730.1 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During 2023, we paid $23.2 million in PDPs, net of refunds, and $21.9 million of capitalized interest for future deliveries of aircraft and spare engines. As of December 31, 2023, we had $480.7 million of pre-delivery deposits on flight equipment, including capitalized interest, on our consolidated balance sheet.
As of December 31, 2023, we had secured financing for 22 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2025, and 18 aircraft which will be financed through sale-leaseback transactions, scheduled for delivery through 2025. As of December 31, 2023, we did not have financing commitments in place for the remaining 81 Airbus firm aircraft orders, scheduled for delivery through 2029. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

As of December 31, 2023, we were compliant with our credit card processing agreements, and not subject to any credit card holdbacks. The maximum potential exposure to cash holdbacks by our credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships, as of December 31, 2023 and December 31, 2022, was $408.3 million and $468.5 million, respectively.

During the fourth quarter of 2023, we early extinguished $323.3 million of outstanding fixed-rate term loans on 16 of our aircraft. In connection with this debt extinguishment, we received $17.8 million related to favorable interest rate swap provisions contained in the debt agreements associated with these fixed-rate term loans. This amount was recorded within loss (gain) on extinguishment of debt on our consolidated statement of operations for the twelve months ended December 31, 2023. In addition, during December 2023, we completed 20 sale-leaseback transactions (on aircraft we previously owned) of which, 6 resulted in operating leases and 14 would have been deemed finance leases resulting in failed sale-leaseback transactions. Refer to “Notes to Consolidated Financial Statements — Note 14”, Leases for additional information on the 20 sale-leaseback transactions.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in 2023 used $246.7 million in cash compared to $89.0 million used in 2022. Cash used by operating activities during 2023 was primarily related to the net loss in the period as well as an increase in deferred heavy maintenance and a decrease in deferred income tax benefit in the period. The cash used in the period was partially offset by higher non-cash expense of depreciation and amortization, as well as increases in other liabilities and air traffic liability.

Operating activities in 2022 used $89.0 million in cash compared to $208.9 million provided in 2021. Cash used by operating activities during 2022 was primarily related to the net loss in the period as well as an increase in deferred heavy maintenance and a decrease in deferred income tax benefit in the period. The cash used in the period was partially offset by higher non-cash expense of fixed asset impairment and depreciation and amortization, as well as increases in other liabilities and air traffic liability.

Net Cash Flows Used In Investing Activities. During 2023, investing activities used $36.5 million, compared to $265.4 million used in 2022. The cash used was mainly driven by the purchase of property, plant and equipment, partially offset by proceeds from the sale of property, plant and equipment.

During 2022, investing activities used $265.4 million, compared to $352.4 million used in 2021. The cash used was mainly driven by the purchase of property, plant and equipment.
Net Cash Provided (Used) By Financing Activities. During 2023, financing activities used $198.0 million. Cash used was mainly driven by cash payments on debt obligations and payments to extinguish debt early, partially offset by the proceeds of the issuance of long-term debt. Refer to "Notes to Consolidated Financial Statements —13. Debt and Other Obligations" for additional information.

During 2022, financing activities provided $391.3 million. During the twelve months ended December 31, 2022, we received $591.0 million, net, related to the issuance of the 8.00% Additional Notes due 2025, partially offset by $193.0 million in payments on debt obligations. Refer to "Notes to Consolidated Financial Statements —13. Debt and Other Obligations" for additional information.
Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2023, our firm aircraft orders consisted of 99 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2029. On July 31, 2023, we entered into Amendment No. 6 (the “Amendment”) to the Airbus Purchase Agreement. The Amendment converts the A319neo aircraft to be delivered under the Airbus Purchase Agreement to A321neo aircraft. The Amendment also (i) defers certain A320neo aircraft deliveries from 2024 to 2025 and later years, (ii) extends delivery dates for certain A320neo and A321neo aircraft deliveries from 2025-2027 to 2025-2029 and (iii) adjusts the timing of option aircraft delivery dates from 2026-2028 to 2027-2029. In addition, the Amendment creates a more equal distribution of aircraft deliveries and option rights across the delivery periods. As of December 31, 2023, we had secured financing for 18 aircraft, scheduled for delivery from Airbus from through 2025, which will be financed through sale-leaseback transactions. The contractual purchase amounts for these aircraft from Airbus are included within the flight equipment purchase obligations in the table below. We did not have financing commitments in place for the remaining 81 Airbus aircraft currently on firm order, which are scheduled for delivery through 2029. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing.
During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2023, we are committed to purchase 19 PW1100G-JM spare engines, with deliveries through 2029.
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

In addition to the aircraft purchase agreement, as of December 31, 2023, we had secured financing for 22 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2025. Aircraft rent commitments for future aircraft deliveries to be financed under these direct leases from third-party lessors and sale-leaseback transactions are expected to be approximately $72.4 million in 2024, $167.8 million in 2025, $183.3 million in 2026, $183.3 million in 2027, $183.3 million in 2028 and $1,409.3 million in 2029 and beyond. These future commitments are not included in the table below.
We have significant obligations for aircraft and spare engines as we had 132 leased aircraft, of which 117 aircraft were financed under operating leases and 15 aircraft would have been deemed finance leases resulting in failed sale-leaseback transactions, and 6 spare engines were financed under operating leases. Aircraft rent payments were $389.6 million and $286.0 million for 2023 and 2022, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $6.5 million and $4.3 million for 2023 and 2022, respectively, for aircraft which would have been deemed finance leases resulting in failed sale-leaseback transactions. Refer to “Notes to Consolidated Financial Statements—13. Debt and Other Obligations” and “Notes to Consolidated Financial Statements—14. Leases" for additional information.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2023 and the periods in which payments are due (in millions):

	Total	2024	2025 - 2026	2027 - 2028	2029 and beyond
Long-term debt (1)	$3,439	$305	$1,934	$403	$797
Interest and fee commitments (2)	744	177	236	119	212
Finance and operating lease obligations	5,741	453	844	761	3,683
Flight equipment purchase obligations (3)	5,620	508	2,053	2,135	924
Other (4)	131	65	46	20	—
Total future payments on contractual obligations	$15,675	$1,508	$5,113	$3,438	$5,616

(1)Includes principal only associated with our 8.00% senior secured notes, fixed-rate loans (includes failed sale-leaseback transactions), unsecured term loans, Class A and Class B Series 2015-1 EETCs, Class AA, Class A and Class B Series 2017-1 EETCs, convertible notes and our revolving credit facilities. Refer to “Notes to Consolidated Financial Statements—13. Debt and Other Obligations.”
(2)Related to our 8.00% senior secured notes, fixed-rate loans (includes failed sale-leaseback transactions), unsecured term loans and Class A and Class B Series 2015-1 EETCs, and Class AA, Class A and Class B Series 2017-1 EETCs and convertible debt. Includes interest accrued as of December 31, 2023 related to our variable-rate revolving credit facility.
(3)Includes estimated amounts for contractual price escalations and PDPs.
(4)Primarily related to our new headquarters campus and residential building, reservation system and other miscellaneous subscriptions and services. Refer to “Notes to Consolidated Financial Statements—17. Commitments and Contingencies.”

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we are building a new headquarters campus. During the first quarter of 2022, we began building our new headquarters campus with an expected completion during the first quarter of 2024. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Consolidated Financial Statements— 14. Leases."

Off-Balance Sheet Arrangements
As of December 31, 2023 and 2022, we had a line of credit for $20.1 million and $20.1 million, respectively, related to corporate credit cards. As of December 31, 2023 and 2022, we had drawn $1.5 million and $1.8 million, respectively, which is included within accounts payable on our consolidated balance sheets.
As of December 31, 2023, we had lines of credit with counterparties for both physical fuel delivery and derivatives, if any, in the amount of $25.0 million. As of December 31, 2023, we had not drawn on these lines of credit for physical fuel delivery. We are required to post collateral for any excess above the lines of credit if the derivatives, if any, are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2023, we did not hold any derivatives.
As of December 31, 2023, we had $13.0 million in uncollateralized surety bonds and $85.0 million standby letters of credit collateralized by $75.0 million of restricted cash, representing an off balance-sheet commitment, of which $55.9 million were issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding loss on disposal of assets, special charges (credits) and a litigation loss contingency recorded in the second quarter of 2023, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss on disposal of assets, special charges (credits) and a litigation loss contingency recorded in the second quarter of 2023, divided by ASMs.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the years ended December 31, 2023, represented approximately 31.1% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2023 by $182.1 million.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $112.5 million as of December 31, 2023.
Fixed-Rate Debt. As of December 31, 2023, we had $1,667.7 million outstanding in fixed-rate debt related to 41 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $1,611.1 million. In addition, as of December 31, 2023, we had $1,110.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $1,121.9 million and $128.3 million. As of December 31, 2023, we also had $525.1 million outstanding in convertible debt which had a fair value of $392.2 million.
Variable-Rate Debt. As of December 31, 2023, we did not have any outstanding variable-rate long term debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Consolidated Statements of Operations
(In thousands, except per-share data)

	Year Ended December 31,
	2023	2022	2021

Operating revenues:
Passenger	$5,268,161	$4,989,365	$3,175,802
Other	94,388	79,082	54,973
Total operating revenues	5,362,549	5,068,447	3,230,775
Operating expenses:
Aircraft fuel	1,821,165	1,929,969	913,945
Salaries, wages and benefits	1,616,803	1,251,225	1,065,461
Landing fees and other rents	408,262	347,268	315,999
Aircraft rent	381,239	282,428	246,601
Depreciation and amortization	320,872	313,090	297,211
Maintenance, materials and repairs	223,339	187,820	159,502
Distribution	190,891	177,557	132,499
Special charges (credits)	69,537	420,172	(377,715)
Loss on disposal of assets	33,966	46,624	3,320
Other operating	792,232	711,211	530,826
Total operating expenses	5,858,306	5,667,364	3,287,649

Operating income (loss)	(495,757)	(598,917)	(56,874)
Other (income) expense:
Interest expense	169,191	139,905	155,611
Loss (gain) on extinguishment of debt	(15,411)	—	331,630
Capitalized interest	(33,360)	(22,818)	(18,998)
Interest income	(61,647)	(20,083)	(5,374)
Other (income) expense	4,065	4,818	577
Total other (income) expense	62,838	101,822	463,446

Income (loss) before income taxes	(558,595)	(700,739)	(520,320)
Provision (benefit) for income taxes	(111,131)	(146,589)	(47,751)

Net income (loss)	$(447,464)	$(554,150)	$(472,569)
Basic earnings (loss) per share	$(4.10)	$(5.10)	$(4.50)
Diluted earnings (loss) per share	$(4.10)	$(5.10)	$(4.50)
`

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$(447,464)	$(554,150)	$(472,569)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $84, $(65) and $(27)	287	(216)	(92)
Interest rate derivative loss reclassified into earnings, net of taxes of $72, $47 and $49	242	152	178
Other comprehensive income (loss)	$529	$(64)	$86
Comprehensive income (loss)	$(446,935)	$(554,214)	$(472,483)

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$865,211	$1,346,350
Restricted cash	119,400	119,392
Short-term investment securities	112,501	107,115
Accounts receivable, net	205,468	197,276
Income tax receivable	—	36,261
Prepaid expenses and other current assets	209,547	187,589
Total current assets	1,512,127	1,993,983

Property and equipment:
Flight equipment	3,961,785	4,326,515
Ground property and equipment	726,364	521,802
Less accumulated depreciation	(1,169,021)	(1,098,819)
	3,519,128	3,749,498
Operating lease right-of-use assets	3,561,028	2,699,574
Pre-delivery deposits on flight equipment	480,717	487,553
Deferred heavy maintenance, net	313,505	190,349
Other long-term assets	30,732	63,817
Total assets	$9,417,237	$9,184,774

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$42,098	$75,449
Air traffic liability	383,751	429,618
Current maturities of long-term debt, net, and finance leases	315,580	346,888
Current maturities of operating leases	224,865	188,296
Other current liabilities	705,298	556,330
Total current liabilities	1,671,592	1,596,581

Long-term debt and finance leases, less current maturities	3,055,221	3,200,376
Operating leases, less current maturities	3,298,871	2,455,619
Deferred income taxes	107,761	226,843
Deferred gains and other long-term liabilities	149,450	133,704
Shareholders’ equity:
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2023 and 2022, respectively; 111,303,660 and 110,840,751 issued and 109,263,005 and 108,941,920 outstanding as of December 31, 2023 and 2022, respectively	11	11
Additional paid-in-capital	1,158,278	1,146,015
Treasury stock, at cost: 2,040,655 and 1,898,831 as of December 31, 2023 and 2022, respectively	(80,635)	(77,998)
Retained earnings	56,755	504,219
Accumulated other comprehensive income (loss)	(67)	(596)
Total shareholders’ equity	1,134,342	1,571,651
Total liabilities and shareholders’ equity	$9,417,237	$9,184,774
See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$(447,464)	$(554,150)	$(472,569)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Losses reclassified from other comprehensive income	314	199	226
Share-based compensation	11,963	11,483	12,536
Allowance for doubtful accounts (recoveries)	159	(108)	(88)
Amortization of debt issuance costs	15,454	13,468	12,912
Depreciation and amortization	320,872	313,090	297,211
Accretion of convertible debt and 8.00% senior secured notes	4,210	1,421	1,272
Amortization of debt discount	8,145	13,962	—
Deferred income tax benefit	(119,239)	(148,611)	(49,502)
Fixed asset impairment charges	—	333,691	—
Loss on disposal of assets	33,966	46,624	3,320
Loss (gain) on extinguishment of debt	—	—	331,630
Changes in operating assets and liabilities:
Accounts receivable, net	(8,351)	(68,340)	(85,800)
Deposits and other assets	4,215	(28,883)	47,855
Prepaid income taxes	—	—	156
Deferred heavy maintenance	(202,926)	(149,287)	(74,083)
Income tax receivable	36,261	1,629	109,570
Accounts payable	(34,051)	9,032	13,057
Air traffic liability	(45,867)	47,301	(19,649)
Other liabilities	176,440	68,389	80,103
Other	(762)	68	731
Net cash provided by (used in) operating activities	(246,661)	(89,022)	208,888

Investing activities:
Purchase of available-for-sale investment securities	(127,627)	(110,690)	(105,361)
Proceeds from the maturity and sale of available-for-sale investment securities	125,570	109,500	104,500
Proceeds from sale of property and equipment	230,788	—	—
Pre-delivery deposits on flight equipment, net of refunds	23,156	(8,498)	(119,352)
Capitalized interest	(21,860)	(18,166)	(17,258)
Assets under construction for others	(10,972)	(2)	(1,207)
Purchase of property and equipment	(255,563)	(237,584)	(213,767)
Net cash provided by (used in) investing activities	(36,508)	(265,440)	(352,445)
Financing activities:
Proceeds from issuance of long-term debt	457,950	591,000	614,496
Proceeds from issuance of common stock and warrants	—	—	375,662
Payments on debt obligations	(337,475)	(193,033)	(956,788)
Payments for the early extinguishment of debt	(323,251)	—	(317,905)
Payments on finance lease obligations	(496)	(842)	(831)
Reimbursement for assets under construction for others	10,974	2	996
Repurchase of common stock	(2,637)	(2,359)	(1,515)
Debt issuance costs	(3,027)	(3,471)	(2,775)
Net cash provided by (used in) financing activities	(197,962)	391,297	(288,660)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(481,131)	36,835	(432,217)
Cash, cash equivalents, and restricted cash at beginning of period (1)	1,465,742	1,428,907	1,861,124
Cash, cash equivalents, and restricted cash at end of period (1)	$984,611	$1,465,742	$1,428,907
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$138,380	$107,443	$135,500
Income taxes paid (received), net	$(32,854)	$(82)	$(112,461)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$400,999	$295,468	$261,435
Financing cash flows for finance leases	$30	$57	$93
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$145	$—	$538
Capital expenditures funded by operating lease borrowings	$1,076,456	$897,109	$683,333

(1) The sum of cash and cash equivalents and restricted cash on the consolidated balance sheets equals cash, cash equivalents, and restricted cash in the consolidated statements of cash flows.
See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2020	$10	$799,549	$(74,124)	$1,524,878	$(618)	$2,249,695
Effect of ASU No. 2020-06 implementation	—	(55,590)	—	6,060	—	(49,530)
Share-based compensation	—	12,536	—	—	—	12,536
Repurchase of common stock	—	—	(1,515)	—	—	(1,515)
Changes in comprehensive income (loss)	—	—	—	—	86	86
Issuance of common stock and warrants, net	1	375,331	—	—	—	375,332
Net income (loss)	—	—	—	(472,569)	—	(472,569)
Balance at December 31, 2021	$11	$1,131,826	$(75,639)	$1,058,369	$(532)	$2,114,035
Convertible debt conversions	—	2,706	—	—	—	2,706
Share-based compensation	—	11,483	—	—	—	11,483
Repurchase of common stock	—	—	(2,359)	—	—	(2,359)
Changes in comprehensive income (loss)	—	—	—	—	(64)	(64)
Issuance of common stock and warrants, net	—	—	—	—	—	—
Net income (loss)	—	—	—	(554,150)	—	(554,150)
Balance at December 31, 2022	$11	$1,146,015	$(77,998)	$504,219	$(596)	$1,571,651
Convertible debt conversions	—	300	—	—	—	300
Share-based compensation	—	11,963	—	—	—	11,963
Repurchase of common stock	—	—	(2,637)	—	—	(2,637)
Changes in comprehensive income (loss)	—	—	—	—	529	529
Net income (loss)	—	—	—	(447,464)	—	(447,464)
Balance at December 31, 2023	$11	$1,158,278	$(80,635)	$56,755	$(67)	$1,134,342

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
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets, amounts due from the Internal Revenue Service related to federal excise fuel tax and amounts expected to be received related to the CARES Employee Retention credit. The Company records an allowance for amounts not expected to be collected. The Company estimates the allowance based on historical write-offs and aging trends as well as an estimate of the expected lifetime credit losses. The allowance for doubtful accounts was immaterial as of December 31, 2023 and 2022.
In addition, the provision for doubtful accounts and write-offs for 2023, 2022 and 2021 were each immaterial.
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

Notes to Consolidated Financial Statements—(Continued)
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
As of December 31, 2023, the Company had 88 aircraft (including 15 aircraft that would have been deemed finance leases resulting in failed sale-leaseback transactions), 28 spare engines and 3 flight simulators capitalized within flight equipment with depreciable lives of 25 years. As of December 31, 2023, the Company had 117 aircraft financed through operating leases with lease terms from 4 years to 18 years. In addition, the Company had 6 spare engines financed through operating leases with lease terms from 12 years to 18 years.
    The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Depreciation	$218,106	$199,118	$193,079
Amortization of heavy maintenance	79,768	96,707	91,929
Amortization of capitalized software	22,998	17,265	12,203
Total depreciation and amortization	$320,872	$313,090	$297,211
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of ground and other equipment in the accompanying consolidated balance sheets, net of amortization, was $53.6 million and $41.1 million at December 31, 2023 and 2022, respectively.
The Company accounts for heavy maintenance and major overhaul under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset, the end of the remaining lease term or the next scheduled heavy maintenance event.
The Company records amortization of capitalized software on a straight-line basis within depreciation and amortization expense in the accompanying consolidated statements of operations. The Company placed in service internal-use software of $35.5 million, $25.7 million and $20.5 million, during the years ended 2023, 2022 and 2021, respectively.
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
Related interest is capitalized and included within pre-delivery deposits on flight equipment through the acquisition period until delivery is taken of the aircraft or engine and the asset is ready for service. Once the aircraft or engine is delivered, the capitalized interest is also reclassified into flight equipment on the Company's consolidated balance sheets along with the related PDPs as they are included in the cost of the aircraft or engine. Capitalized interest for 2023, 2022 and 2021 was primarily related to the interest incurred on long-term debt.
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
During 2023, the Company did not recognize impairment-related charges. During the fourth quarter of 2022, the Company made the decision to accelerate the retirement of 29 of its A319 aircraft, which were owned and unencumbered, as of December 31, 2022. In January 2023, the Company executed a purchase agreement to sell these aircraft over the next two years. The Company concluded that Management’s plan to early retire and ultimately sell these 29 A319 aircraft is an impairment indicator which required the Company to test the recoverability of the related asset group as of December 31, 2022. No impairment indicators existed and no charges were necessary under applicable accounting standards as of December 31, 2022, for the remaining flight equipment, which together represent one asset group.
The Company concluded that the net book value of this specific asset group of owned A319 aircraft is not recoverable as of December 31, 2022, due to changes to the estimated future cash flows primarily driven by the significant reductions to their remaining operating lives. As a result, during 2022, the Company recognized $333.7 million in impairment-related charges for the amount by which the carrying amount of this asset group, including the related net capitalized maintenance, exceeded its estimated fair value. During 2022, the impairment charges were recorded within special charges (credits) in the Company’s consolidated statement of operations. The fair values of these assets were determined using Level 3 fair value inputs primarily based on the agreed upon sales price for each aircraft, adjusted for estimated utilization in the period of operation from December 31, 2022 to the expected future sales date. For additional information, refer to Note 4, Special Charges and Credits.

Notes to Consolidated Financial Statements—(Continued)
Passenger Revenues

    Fare revenues. Tickets sold are initially deferred within air traffic liability ("ATL") on the Company's consolidated balance sheet. Passenger fare revenues are recognized at time of departure when transportation is provided. Generally, all tickets sold by the Company are nonrefundable. As of December 31, 2023 and 2022, the Company had ATL balances of $383.8 million and $429.6 million, respectively. As of December 31, 2023, substantially all of the ATL balance as of December 31, 2022 had been recognized. Substantially all of the Company's ATL balance as of December 31, 2023 is expected to be recognized within 12 months.
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
The following table shows disaggregated operating revenues for the twelve months ended December 31, 2023, 2022 and 2021:

	Twelve Months Ended December 31,
	2023	2022	2021
	(in thousands)
Operating revenues:
Fare	$2,338,191	$2,455,817	$1,422,927
Non-fare	2,929,970	2,533,548	1,752,875
Total passenger revenues	5,268,161	4,989,365	3,175,802
Other	94,388	79,082	54,973
Total operating revenues	$5,362,549	$5,068,447	$3,230,775
Changes and cancellations. An unused ticket expires at the date of scheduled travel, at which time a service charge is assessed, and is recognized as revenue at the date of scheduled travel. However, customers may elect to change or cancel their itinerary prior to the date of departure. For changes, a service charge is recognized at time of departure of newly scheduled travel and is deducted from the face value of the original purchase price of the ticket, and the original ticket becomes invalid. For cancellations, a service charge is assessed and the amount remaining after deducting the service charge is called a credit shell which generally expires 90 days from the date the credit shell is created. Credit shells can be used towards the purchase of a new ticket and the Company’s other service offerings. Both service charge and credit shell amounts are recorded as deferred revenue and amounts expected to expire unused are estimated based on historical experience.

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

Other Revenues

Other revenues primarily consist of the marketing component of the sale of loyalty points to the Company's credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

Loyalty Program

The Company operates the Free Spirit loyalty program (the "Free Spirit Program"), which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit Program members earn and accrue points for dollars spent on Spirit for flights and other non-fare services as well as services from non-air partners such as retail merchants, hotels or car rental companies or by making purchases with credit cards issued by partner banks and financial services providers. Points are redeemable by customers in future periods for air travel on Spirit.

Notes to Consolidated Financial Statements—(Continued)
    To reflect the point credits earned, the program includes two types of transactions that are considered revenue arrangements with multiple performance obligations: (1) points earned with travel and (2) points sold to its co-branded credit card partner.

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

The Company's co-branded credit card agreement provides for joint marketing where cardholders earn points for making purchases using co-branded cards. During 2023, the Company extended its agreement with the administrator of the Free Spirit affinity credit card program through December 31, 2028. The Company accounts for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative stand-alone selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits, (iii) licensing of brand and access to member lists and (iv) advertising and marketing efforts. The Company determined the estimate of the stand-alone selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits, (3) licensing of brand access to member lists and (4) the cost of advertising and marketing efforts undertaken by the Company.

The Company defers the amount for award travel obligation as part of loyalty deferred revenue. These amounts that are expected to be redeemed during the following twelve months are recorded within ATL on the consolidated balance sheet and the portion that is not expected to be redeemed during the following twelve months is recorded within long-term liabilities on the consolidated balance sheet. In addition, the Company recognizes loyalty travel awards in passenger revenue as the points are used for travel. Revenue allocated to advertising and the remaining performance obligations, primarily marketing components, is recorded in other revenue over time as points are delivered. Total unrecognized revenue from future Free Spirit Program was $104.6 million and $81.3 million at December 31, 2023 and 2022, respectively. The current portion of this balance is recorded within air traffic liability and the long-term portion of this balance is recorded within deferred gains and other long-term liabilities in the accompanying consolidated balance sheets.
    The following table illustrates total cash proceeds received from the sale of points and the portion of such proceeds recognized in non-ticket revenue immediately as marketing component:

	Consideration received from credit card loyalty programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2023	$93,147	$48,071
December 31, 2022	80,970	40,987
December 31, 2021	48,035	23,681

    Points breakage. For points that the Company estimates are not likely to be redeemed ("breakage"), the Company recognizes the associated value proportionally during the period in which the remaining points are redeemed. Management uses statistical models to estimate breakage based on historical redemption patterns. A change in assumptions as to the period over which points are expected to be redeemed, the actual redemption activity for points or the estimated fair value of points expected to be redeemed could have an impact on revenues in the year in which the change occurs and in future years.

Notes to Consolidated Financial Statements—(Continued)
    Current activity of loyalty program. Points are combined in one homogeneous pool and are not separately identifiable. As such, revenue is composed of points that were part of the loyalty deferred revenue balance at the beginning of the period as well as points that were issued during the period.
Airframe and Engine Maintenance
The Company accounts for heavy maintenance and major overhaul under the deferral method whereby the cost of heavy maintenance and major overhaul is deferred and amortized until the earlier of the end of the useful life of the related asset, the end of the remaining lease term or the next scheduled heavy maintenance event.
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $79.8 million, $96.7 million and $91.9 million for the years ended 2023, 2022 and 2021, respectively. During the years ended 2023, 2022 and 2021, the Company deferred $202.9 million, $149.3 million and $74.1 million, respectively, of costs for heavy maintenance. As of December 31, 2023 and 2022, the Company had a deferred heavy maintenance balance of $529.8 million and $349.0 million, and accumulated heavy maintenance amortization of $216.2 million and $158.6 million, respectively.
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
The table below summarizes the components of the Company’s maintenance cost:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Utilization-based maintenance expense	$117,458	$97,930	$81,591
Non-utilization-based maintenance expense	105,881	89,890	77,911
Total maintenance, materials and repairs	$223,339	$187,820	$159,502
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
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $9.0 million, $9.2 million and $7.1 million for the years ended 2023, 2022 and 2021, respectively, were recorded within distribution expense in the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some

Notes to Consolidated Financial Statements—(Continued)
portion or all of the deferred tax assets will be not realized. As of December 31, 2023 and 2022, the Company had a valuation allowance of $17.7 million and $10.9 million, respectively, recorded within deferred income taxes on the Company's consolidated balance sheets. For additional information, refer to Note 16, Income Taxes.
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
Payroll Support Program
During 2020 and 2021, in order to assist the Company to pay for salaries, wages and benefits for its employees, the Company entered into three separate Payroll Support Program Agreements under the CARES Act (“PSP1”), as extended by the Consolidated Appropriations Act of 2021 (“PSP2”) and the American Rescue Plan Act (“PSP3”) with the Treasury. The agreements provided the Company with grants (refer to Note 4, Special Charges and Credits for additional information), unsecured term loans (refer to Note 13, Debt and Other Obligations for additional information) and warrants (refer to Note 10, Equity for additional information). The funds provided were used exclusively to pay for salaries, wages and benefits for the Company's employees. As of December 31, 2023, the Company is in compliance with the terms of the PSP1, PSP2 and PSP3.
Concentrations of Risk
The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel, one of the Company’s largest expenditures, represented approximately 31%, 34% and 28% of total operating expenses in 2023, 2022 and 2021, respectively.
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
The Company relies on a limited number of vendors for the delivery of additional aircraft and engines - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. Due to the relatively small size of the Company's fleet and high utilization rate, the unavailability of aircraft and engines, as well as the reduced capacity, resulting from delivery delays or performance issues from these vendors, could have a material adverse effect on the Company’s business, results of operations and financial condition. Refer to Note 3, Current Developments, for additional information on the Pratt & Whitney engine performance issues.

As of December 31, 2023, the Company had six union-represented employee groups that together represented approximately 85% of all employees. The Company's aircraft maintenance technicians are represented by AMFA. The related collective bargaining agreement is currently under negotiation. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 17, Commitments and Contingencies.

Notes to Consolidated Financial Statements—(Continued)
2.Recent Accounting Developments

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements, to clarify or improve disclosure and presentation requirements of a variety of topics and align the requirements in the FASB accounting standard codification (ASC) with the SEC's regulations. The amendments in this ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of the amendment, which is not expected to be material.

In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2025 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this new standard.

3.Current Developments

JetBlue Merger

On July 28, 2022, Spirit entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub will merge with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”). As a result of the Merger, each outstanding share of Spirit's common stock (except for dissenting shares, treasury stock, and shares of Spirit's common stock owned by JetBlue, Merger Sub or any of their respective wholly owned subsidiaries), will be converted into the right to receive an amount in cash per share, without interest, equal to (such amount, the “Merger Consideration”) (i) $33.50 minus (ii) (A) $2.50 (the “Approval Prepayment Amount”), paid on October 26, 2022 following the adoption by Spirit stockholders of the Merger Agreement on October 19, 2022 and (B) an additional monthly per share prepayment amount calculated as the product of $0.10 and the number of additional prepayments paid (or, in the event the Closing occurs after the record date of, but before the payment date of any such additional prepayment, to the extent payable after the Closing), not to exceed $1.15 per share of Spirit common stock, by JetBlue to Spirit stockholders in accordance with the Merger Agreement (each such payment is referred to as an “Additional Prepayment” and such $0.10 amount is referred to as the “Additional Prepayment Amount”). If an aggregate of $1.15 of Additional Prepayment Amounts has been paid out before consummation or termination of the Merger, Spirit stockholders will thereafter continue to receive monthly Additional Prepayments, at the same $0.10 per month rate, until the transaction closes or the Merger Agreement is terminated. The Merger Agreement becomes unilaterally terminable by either JetBlue or Spirit after July 24, 2024.

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

On October 19, 2022, Spirit’s stockholders approved the Merger Agreement at a special meeting of stockholders. The record date for both the Company’s special meeting and the Approval Prepayment was September 12, 2022. In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders the Approval Prepayment Amount of $2.50 per share. Additionally, beginning January 2023, JetBlue paid on a monthly basis the Additional Prepayments of $0.10 per share of common stock to all Spirit stockholders as of each record date, per the Merger Agreement.

Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, the Company announced related adjustments to the conversion rates of its convertible notes due 2025 and its convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of December 31, 2023, the conversion rates of the convertible notes due 2025 and 2026 were 94.9262 and 24.6649 shares of voting common stock per $1,000 principal

Notes to Consolidated Financial Statements—(Continued)
amount of convertible notes, respectively. In addition, as of December 31, 2023, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.663, $20.229 and $30.196, respectively, and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 628,725.19, 166,292.37 and 97,219.73, respectively.

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

On March 7, 2023, the U.S. Department of Justice (“DOJ”) filed suit to block the Merger and a trial was held in late 2023. On January 16, 2024, the United States District Court for the District of Massachusetts (the “District Court”) granted a permanent injunction against the Merger (the "Injunction"). On January 19, 2024, Spirit and JetBlue filed a notice of appeal to reverse the District Court's decision and allow Spirit and JetBlue to complete the Merger. On January 25, 2024, JetBlue made a public filing stating that certain closing conditions required by the Merger Agreement may not be satisfied prior to the outside dates set forth in the Merger Agreement and, accordingly, the Merger Agreement may be terminable on and after January 28, 2024. The Company does not believe there is a basis for terminating the Merger Agreement, and will continue to abide by all of its obligations under the Merger Agreement. On January 29, 2024, Spirit and JetBlue filed a request with the U.S. Court of Appeals for the First Circuit (the "Court of Appeals") seeking an expedited schedule for their appeal. On February 2, 2024, the Court of Appeals granted our motion, stating it would hear arguments in June 2024.

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

The Merger Agreement contains certain termination rights for Spirit and JetBlue, including, without limitation, a right for either party to terminate if the Merger is not consummated on or before July 28, 2023 (the "Outside Date"), subject to certain automatic extensions up to July 24, 2024 if needed to obtain regulatory approvals. Since all regulatory approvals required to consummate the Merger were not obtained as of July 28, 2023 and January 28, 2024, the current Outside Date has been automatically extended to July 24, 2024. Upon the termination of the Merger Agreement under specified circumstances, Spirit will be required to pay JetBlue a termination fee of $94.2 million. Upon the termination of the Merger Agreement by JetBlue because of a material uncured breach by Spirit of the Merger Agreement, Spirit will be required to pay JetBlue an amount equal to the sum of all amounts paid by JetBlue to the Spirit stockholders. Upon the termination of the Merger Agreement for failure to obtain antitrust regulatory clearance, JetBlue will be required to pay (i) to Spirit, $70.0 million, and (ii) to the Spirit stockholders, the excess of (A) $400.0 million minus (B) the sum of the Approval Prepayment Amount and all Additional Prepayment Amounts previously paid by JetBlue to the Spirit stockholders.

Pratt & Whitney

On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW1100G-JM ("GTF") fleet, which powers the Company's A320neo family of aircraft.

In September 2023, Pratt & Whitney notified the Company that all the GTF neo engines in its fleet, including the engines slotted for future aircraft deliveries, for a yet to be determined period, are subject to the inspection and possible replacement, of the powdered metal high-pressure turbine and compressor discs. In addition, Pratt & Whitney issued a special instruction ("SI"), requiring accelerated engine removals and inspections covering the initial tranche of operational engines, no later than September 15, 2023. As of December 31, 2023, in accordance with the SI issued by Pratt & Whitney, the Company has removed five engines from service, three of which are currently awaiting induction for inspection. For the remaining engines, Pratt & Whitney has provided an initial analysis on an inspection and removal schedule for these engines.

In addition, to the 5 engines removed from service, the Company had 12 neo aircraft grounded as of December 31, 2023 for reliability, durability, and inspection requirements combined. The Company currently estimates the majority of the affected

Notes to Consolidated Financial Statements—(Continued)
engines will require removal and inspection in 2024, but continuing through 2026, based on service bulletins ("SB") issued by Pratt & Whitney and related airworthiness directives issued by the FAA.

The temporary removal of engines from service is expected to drive a significant decrease in the Company's near-term growth projections. The Company has reduced capacity in amounts and timing commensurate with the initially scheduled removal and inspection of these impacted engines, however, the Company continues to assess the impact on its future capacity plans. Pratt & Whitney stated that they are focused on addressing the challenges arising from the powdered metal manufacturing issue and will proactively take steps to support and mitigate the operational impact to its customers. The Company has begun discussions with Pratt & Whitney regarding compensation for the loss of utilization; however, the amount, timing, or structure of the compensation that will be agreed upon is not yet known.

4.Special Charges and Credits

During the twelve months ended December 31, 2023, the Company recorded $50.0 million within special charges (credits) on the Company's consolidated statements of operations, in legal, advisory and other fees related to the Merger Agreement with JetBlue entered into on July 28, 2022. In addition, as part of the Merger Agreement with JetBlue, the Company implemented an employee retention award program (the "JetBlue Retention Award Program") during the third quarter of 2022. The target retention award is payable to the Company's employees upon the successful close of the Merger. In the event the Merger fails or is abandoned, 50% of the target retention award will be paid to the Company's employees. This amount will be paid to the Company's employees in two installments. The first installment was paid in July 2023 and the second installment is payable in July 2024 or upon termination or abandonment of the Merger, whichever comes first. During the twelve months ended December 31, 2023, the Company recorded $19.5 million within special charges (credits) on the Company's consolidated statements of operations, related to the JetBlue Retention Award Program.

During the twelve months ended December 31, 2022, the Company recorded $333.7 million within special charges (credits) on the Company's consolidated statements of operations in impairment charges related to the planned acceleration of the retirement of 29 of its A319 aircraft. For additional information, refer to Note 1, Summary of Significant Accounting Policies.

In addition, during the twelve months ended December 31, 2022, the Company recorded $47.2 million within special charges (credits) on the Company's consolidated statements of operations, in legal, advisory and other fees related to the former merger agreement with Frontier Airlines (the "Former Frontier Merger Agreement"), JetBlue's unsolicited proposal, received in March 2022, to acquire all of the Company's outstanding shares in an all-cash transaction and the JetBlue Merger Agreement entered into on July 28, 2022.

As part of the Former Frontier Merger Agreement, the Company implemented an employee retention award program (the "Frontier Retention Award Program"). On July 27, 2022, the Frontier Merger Agreement was mutually terminated; therefore, 50% of the target retention bonus was awarded to the Company's employees during the third quarter of 2022. In addition, as part of the JetBlue Merger Agreement, the Company implemented the JetBlue Retention Award Program during the third quarter of 2022. During the twelve months ended December 31, 2022, the Company recorded $39.3 million within special charges (credits) on the Company's consolidated statements of operations, related to the Company's retention award programs.

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

5. Loss on Disposal of Assets
During the twelve months ended December 31, 2023, the Company recorded $34.0 million in loss on disposal of assets in the consolidated statement of operations. During December 2023, the Company completed 20 sale-leaseback transactions (on aircraft previously owned by the Company) of which, 6 resulted in operating leases and 14 would have been deemed finance leases resulting in failed sale-leaseback transactions. As a result of the 6 sale-leaseback transactions that resulted in operating leases, the Company recorded a related loss of $32.1 million within loss on disposal of assets. Refer to Note 14, Leases for additional information on the 20 sale-leaseback transactions. Loss on disposal of assets for the twelve months ended December 31, 2023 also included a $3.0 million net gain recorded as a result of 10 aircraft sale-leaseback transactions related to new aircraft deliveries completed during the twelve months ended December 31, 2023.

In addition, during the fourth quarter 2022, the Company made the decision to accelerate the retirement of 29 of its A319 aircraft and, in January 2023, the Company executed a sale agreement to sell these aircraft over the next two years. During the twelve months ended December 31, 2023, the Company completed the sale of 12 A319 airframes and 20 A319 engines and recorded a related net loss of $1.6 million. The remaining A319 aircraft and engines subject to the sale agreement remain in service and will continue to operate until immediately before the sale of the aircraft. In addition, the Company recorded a $3.3 million loss primarily related to the disposal of obsolete assets.

During the twelve months ended December 31, 2022, the Company recorded $46.6 million in loss on disposal of assets in the consolidated statement of operations. This loss on disposal of assets mainly consisted of $38.5 million related to the loss on 16 aircraft sale-leaseback transactions completed during 2022 and $6.6 million related to the impairment of 1 spare engine during the first quarter of 2022 which was damaged beyond economic repair.

During the twelve months ended December 31, 2021, the Company recorded $3.3 million in loss on disposal of assets in the consolidated statement of operations. This loss on disposal of assets mainly consisted of $2.3 million related to the loss on five aircraft sale-leaseback transactions completed during 2021 and $1.1 million related to the loss on the sale of auxiliary power units ("APUs").

6.Letters of Credit
As of December 31, 2023, the Company had $85.0 million in standby letters of credit secured by $75.0 million of restricted cash, of which $55.9 million were issued letters of credit. As of December 31, 2022, the Company had a $85.0 million standby letters of credit secured by $75.0 million restricted cash, of which $31.0 million were issued letters of credit.

7.Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, when future air travel and other future services are purchased via credit card transactions. The required holdback is the percentage of the Company's overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations.
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. As of December 31, 2023 and 2022, the Company was in compliance with such liquidity and other financial covenants in its credit card processing agreements, and the processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of December 31, 2023 and 2022, was $408.3 million and $468.5 million, respectively.

Notes to Financial Statements—(Continued)
8.Short-term Investment Securities

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

As of December 31, 2023 and December 31, 2022, the Company had $112.5 million and $107.1 million, respectively, in short-term available-for-sale investment securities. During the twelve months ended December 31, 2023, 2022 and 2021, these investments earned interest income at a weighted-average fixed rate of approximately 4.5%, 1.0% and 0.1% respectively. For the twelve months ended December 31, 2023 and December 31, 2022, an unrealized gain of $298 thousand and an unrealized loss of $224 thousand, net of deferred taxes, respectively, were recorded within AOCI related to these investment securities. For the twelve months ended December 31, 2023 and December 31, 2022, the Company did not recognize any realized gains or losses related to these securities, as the Company did not transact any sales of these securities during this period. As of December 31, 2023 and December 31, 2022, $32 thousand and $267 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

9.Accrued Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2023 and 2022 consist of the following:

	As of December 31,
	2023	2022
	(in thousands)
Salaries, wages and benefits	$187,723	$154,881
Airport obligations	125,278	84,928
Federal excise and other passenger taxes and fees payable	104,447	96,424
Fuel	64,149	76,979
Aircraft maintenance	58,800	59,243
Aircraft and facility lease obligations	36,115	22,068
Interest payable	24,732	32,613
Other	104,054	29,194
Other current liabilities	$705,298	$556,330

10.Equity
The Company’s amended and restated certificate of incorporation dated June 1, 2011, authorizes the Company to issue up to 240,000,000 shares of common stock, $0.0001 par value per share, 50,000,000 shares of non-voting common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.0001 par value per share. All of the Company’s issued and outstanding shares of common stock and preferred stock, if any, are duly authorized, validly issued, fully paid and non-assessable. The Company’s shares of common stock and non-voting common stock are not redeemable and do not have preemptive rights. As of December 31, 2023 and 2022, there were no shares of preferred stock or non-voting common stock outstanding.
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

Notes to Financial Statements—(Continued)
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

Treasury Stock

Treasury stock is comprised of repurchases made from employees who received restricted stock awards or performance share awards. During the year ended December 31, 2023, 2022 and 2021, the Company repurchased 142 thousand, 107 thousand and 54 thousand shares, respectively, for $2.6 million, $2.4 million and $1.5 million, respectively. During the year ended December 31, 2023, 2022 and 2021, the Company did not retire any treasury shares.

Warrants

In connection with the Company's participation in the PSP1 agreement with the Treasury, during 2020, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 520,797 shares of the Company's common stock at a strike price of $14.08 per share (the closing price for the shares of the Company's common stock on April 9, 2020). In connection with the Company's participation in the PSP2 and PSP3 agreements with the Treasury, during 2021, the Company issued to the Treasury warrants pursuant to a warrant agreement to purchase up to 137,753 and 80,539 shares of the Company's common stock at a strike price of $24.42 (the closing price for the shares of the Company's common stock on December 24, 2020) and $36.45 (the closing price for the shares of the Company's common stock on March 10, 2021) per share.
The warrants are transferable and have no voting rights. The warrants expire in five years from the date of issuance and at the Company's option, may be settled on a "net cash" or "net shares" basis. The 739,089 warrants issued in connection with the PSP1, PSP2 and PSP3 agreements represent less than 1% of the outstanding shares of the Company's common stock as of December 31, 2023.
The Company concluded that the PSP1, PSP2 and PSP3 warrant agreement are a derivative contract classified within equity, at fair value upon issuance, within the Company’s consolidated balance sheet. Equity-classified contracts are initially measured at fair value and subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity. As of December 31, 2023, the Company had recorded $4.3 million, net of issuance costs, in APIC related to the fair value of the warrants issued.
Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, the Company announced related adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of December 31, 2023, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.663, $20.229 and $30.196, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 628,725.19, 166,292.37 and 97,219.73, respectively.

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
On December 16, 2014, the Company's Board of Directors approved the 2015 Incentive Award Plan, or 2015 Plan, which was subsequently approved by the Company's stockholders on June 16, 2015. On March 10, 2021, the Company's Board of Directors approved an amendment of the Company's 2015 Incentive Award Plan to increase the number of authorized shares of common stock available for issuance by 3.2 million shares. The amendment was subsequently approved by the Company's stockholders on May 20, 2021. As of December 31, 2023 and December 31, 2022, 3,123,563 and 3,712,123 shares of the Company’s common stock, respectively, remained available for future issuance under the 2015 Plan, as amended.

Notes to Financial Statements—(Continued)
Stock-based compensation cost amounted to $12.0 million, $11.5 million and $12.5 million for 2023, 2022 and 2021, respectively. During 2023, 2022 and 2021 there was a $2.4 million, $2.4 million and $1.2 million tax benefit recognized in income related to stock-based compensation.
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
A summary of the status of the Company’s restricted stock shares (restricted stock awards and restricted stock unit awards) as of December 31, 2023 and changes during the year ended December 31, 2023 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2022	624,452	24.76
Granted	500,648	19.58
Vested	(372,788)	25.53
Forfeited	(46,424)	21.04
Outstanding at December 31, 2023	705,888	20.93
There were 500,648 and 404,062 restricted stock shares granted during the years ended December 31, 2023 and December 31, 2022, respectively. As of December 31, 2023 and December 31, 2022, there was $8.4 million and $8.6 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 1.8 years and 1.7 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2023, 2022 and 2021 was $19.58, $23.48 and $25.17, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2023, 2022 and 2021 was $7.2 million, $7.5 million and $4.6 million, respectively.
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
Stock-based compensation cost related to these awards amounted to $3.0 million, $1.5 million and $3.5 million for 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, there was $3.9 million and $3.0 million, respectively, of total unrecognized compensation cost related to nonvested performance and market share awards expected to be recognized over 1.8 years and 1.6 years, respectively.

Notes to Financial Statements—(Continued)
12.Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per-share amounts)
Numerator:
Net income (loss)	$(447,464)	$(554,150)	$(472,569)
Denominator:
Weighted-average shares outstanding, basic	109,152	108,751	105,000
Effect of dilutive stock awards	—	—	—
Adjusted weighted-average shares outstanding, diluted	109,152	108,751	105,000
Earnings (loss) per share:
Basic earnings (loss) per common share	$(4.10)	$(5.10)	$(4.50)
Diluted earnings (loss) per common share	$(4.10)	$(5.10)	$(4.50)

Anti-dilutive common stock equivalents excluded from the diluted earnings (loss) per share calculations are not material.

Notes to Financial Statements—(Continued)
13. Debt and Other Obligations

Long-term debt

    As of December 31, 2023, the Company had outstanding public and non-public debt instruments.

Revolving credit facility due in 2025

As of both December 31, 2023 and December 31, 2022, the Company had $300.0 million undrawn and available under its revolving credit facility. Any amounts drawn on this facility are included in long-term debt and finance leases, less current maturities, on the Company's consolidated balance sheets. During the fourth quarter 2023, the Company amended the agreement to extend the final maturity of the facility to September 30, 2025 and adjust other terms.

The Company may pledge the following types of assets as collateral to secure its obligations under the revolving credit facility: (i) certain take-off and landing rights of the Company at LaGuardia Airport, (ii) certain eligible aircraft spare parts and ground support equipment, (iii) aircraft, spare engines and flight simulators, (iv) real property assets and (v) cash and cash equivalents. The revolving credit facility bears variable interest based on SOFR, plus a 2.00% margin per annum, or another rate, at the Company's election, based on certain market interest rates, plus a 1.00% margin per annum, in each case with a floor of 0%.

The 2025 revolving credit facility requires the Company to maintain (i) so long as any loans or letters of credit are outstanding under the 2025 revolving credit facility, unrestricted cash, cash equivalents, short-term investment securities and unused commitments available under all revolving credit facilities (including the 2025 revolving credit facility) aggregating not less than $450.0 million, of which no more than $300.0 million may be derived from unused commitments under the 2025 revolving credit facility, (ii) a minimum ratio of the borrowing base of the collateral described above (determined as the sum of a specified percentage of the appraised value of each type of such collateral) to outstanding obligations under the 2025 revolving credit facility of not less than 1.0 to 1.0 (if the Company does not meet the minimum collateral coverage ratio, it must either provide additional collateral to secure its obligations under the 2025 revolving credit facility or repay the loans under the 2025 revolving credit facility by an amount necessary to maintain compliance with the collateral coverage ratio), and (iii) the pledged take-off and landing rights of the Company at LaGuardia Airport and a specified number of spare engines in the collateral described above so long as any loans or letters of credit are outstanding under the 2025 revolving credit facility.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025").

Notes to Financial Statements—(Continued)
Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2023, the notes may be converted by noteholders through March 31, 2024.

Based on the terms of the indenture, upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. However, based on the terms of Merger Agreement with JetBlue, upon conversion of any convertible notes due 2025 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in shares of the Company's common stock. The initial conversion rate was 78.4314 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $12.75 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Due to the payment of the Approval Prepayment and Additional Prepayment Amounts paid by JetBlue to the Company's stockholders, in accordance with the terms of the indenture, the Company has announced related adjustments to the conversion rate of its convertible senior notes due 2025. As of December 31, 2023, the conversion rate was 94.9262 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $10.53 per share of common stock). Refer to Note 3, Current Developments for additional information on the Approval Prepayment and Additional Prepayment Amounts.

During the first quarter of 2023, $0.3 million of the Company's convertible notes due 2025 were converted to 27,204 shares of the Company's voting common stock. As of December 31, 2023, the Company had recorded $0.3 million, net of issuance costs and common stock, in additional paid-in-capital on its consolidated balance sheets related to the conversion of these notes. Since the notes are currently convertible in accordance with the terms of the indenture governing such notes, the Company had $25.1 million recorded within current maturities of long-term debt and finance leases on its consolidated balance sheets as of December 31, 2023 related to its convertible notes due 2025. As of December 31, 2023, the if-converted value exceeds the principal amount of the convertible notes due 2025 by $14.2 million using the average stock price for the twelve months ended December 31, 2023.

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2023, the notes did not qualify for conversion by noteholders through March 31, 2024.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company's common stock or a combination of cash and shares of common stock. Upon conversion of any notes, the Company will pay the conversion value in cash up to at least the principal amount of the notes being converted. However, based on the terms of the Merger Agreement with JetBlue, upon conversion of any convertible notes due 2026 through the closing or termination of the Merger Agreement with JetBlue, the conversion value, including the principal amount, will be paid all in cash. The conversion value will be determined over an observation period consisting of 40 trading days. The initial conversion rate

Notes to Financial Statements—(Continued)
was 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. Due to the payment of the Approval Prepayment and Additional Prepayment Amounts paid by JetBlue to the Company's stockholders, in accordance with the terms of the indenture, the Company has announced related adjustments to the conversion rate of its convertible senior notes due 2026. As of December 31, 2023, the conversion rate was 24.6649 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $40.54 per share of common stock). Refer to Note 3, Current Developments for additional information on the Approval Prepayment and Additional Prepayment Amounts.

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

Since the notes are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $472.6 million, net of the related unamortized debt discount of $27.4 million, recorded within long-term debt and finance leases, less current maturities on the Company's consolidated balance sheets as of December 31, 2023 related to its convertible notes due 2026. For additional information, refer to Note 18, Fair Value Measurements.

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

The Company elected to early adopt this standard effective January 1, 2021 using the modified retrospective approach transition method. Therefore, the consolidated financial statements for the years ended December 31, 2023, 2022 and 2021 are presented under the new standard.

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

Notes to Financial Statements—(Continued)
Long-term debt is comprised of the following:

	As of
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due in 2025	$1,110.0	$1,110.0	8.00%	8.00%
Fixed-rate term loans due through 2039 (1)	1,093.3	1,094.7	5.83%	3.52%
Unsecured term loans due through 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	256.6	278.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	40.0	48.0	4.45%	4.45%
Fixed-rate class C 2015-1 EETC due through 2023	—	63.8	4.93%	4.93%
Fixed-rate class AA 2017-1 EETC due through 2030	172.2	186.3	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	57.4	62.1	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	48.2	51.7	3.80%	3.80%
Fixed-rate class C 2017-1 EETC due through 2023	—	85.5	5.11%	5.11%
Convertible notes due in 2025	25.1	25.4	4.75%	4.75%
Convertible notes due in 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,439.1	$3,642.4
Less current maturities	315.3	346.4
Less unamortized discount, net	69.0	95.8
Total	$3,054.8	$3,200.2
(1) Includes obligations related to 15 aircraft recorded as failed sale-leaseback transactions. Refer to Note 14, Leases for additional information.
The Company's debt financings entered into solely to finance aircraft acquisition costs are collateralized by first priority security interest in the individual aircraft being financed. During the year ended December 31, 2023 and 2022, the Company made principal payments of $337.5 million and $193.0 million on its outstanding debt obligations, respectively.
Extinguishment of Debt
During the fourth quarter of 2023, the Company early extinguished $323.3 million of outstanding fixed-rate term loans related to 16 aircraft. In connection with this debt extinguishment, the Company recorded a gain of $15.4 million within loss (gain) on extinguishment of debt on its consolidated statement of operations for the twelve months ended December 31, 2023. In addition, during December 2023, the Company completed 20 sale-leaseback transactions (including 16 previously owned aircraft and 4 unencumbered aircraft) of which, 6 resulted in operating leases and 14 would have been deemed finance leases resulting in failed sale-leaseback transactions. As a result of the 14 failed sale-leaseback transactions, the Company recorded the related debt of $458.0 million recorded within current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities. Refer to Note 14, Leases for additional information on the 20 sale-leaseback transactions.
At December 31, 2023, long-term debt principal payments for the next five years and thereafter are as follows:

December 31, 2023
(in millions)
2024	$305.2
2025	1,263.7
2026	670.0
2027	150.3
2028	252.5
2029 and beyond	797.4
Total debt principal payments	$3,439.1

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

Notes to Financial Statements—(Continued)

	Twelve Months Ended December 31,
	2023	2022	2021
	(in thousands)
8.00% senior secured notes (1)	$93,010	$47,954	$51,897
Fixed-rate term loans	37,213	41,446	42,765
Unsecured term loans	1,363	1,363	1,168
Class A 2015-1 EETC	10,962	11,874	12,781
Class B 2015-1 EETC	1,954	2,312	2,669
Class C 2015-1 EETC	777	3,424	3,988
Class AA 2017-1 EETC	5,990	6,464	6,938
Class A 2017-1 EETC	2,159	2,330	2,501
Class B 2017-1 EETC	1,881	2,016	2,189
Class C 2017-1 EETC	522	4,367	4,367
Convertible notes (2)	(3,778)	(68)	6,997
Revolving credit facilities	—	—	1,733
Finance leases	30	57	93
Commitment and other fees	1,655	2,162	2,243
Amortization of deferred financing costs	15,453	14,204	13,282
Total	$169,191	$139,905	$155,611
(1) Includes $4.2 million, $1.4 million and $1.3 million of accretion and $88.8 million, $46.5 million and $50.6 million of interest expense for the twelve months ended December 31, 2023, 2022, and 2021 respectively.
(2) Includes $14.3 million and $20.3 million of amortization of the discount for the convertible notes due 2026 as well as interest expense for the convertible notes due 2025 and 2026, offset by $18.1 million and $20.3 million of favorable mark to market adjustments for the convertible notes due 2026 for the twelve months ended December 31, 2023 and December 31, 2022. Includes $7.0 million of interest expense for the convertible notes due 2025 and convertible notes due 2026 for the twelve months ended December 31, 2021.
As of both December 31, 2023 and 2022, the Company had a line of credit for $20.1 million, related to corporate credit cards. Respectively, the Company had drawn $1.5 million and $1.8 million as of December 31, 2023 and 2022, which is included in accounts payable.
As of December 31, 2023 and 2022, the Company had lines of credit with counterparties for derivatives, if any, and physical fuel delivery in the amount of $25.0 million and $41.5 million, respectively. As of December 31, 2023, the Company had not drawn on these lines of credit for physical fuel delivery. As of December 31, 2022 the Company had drawn $2.0 million on these lines of credit for physical fuel delivery, which is included within other current liabilities in the Company's consolidated balance sheets. The Company is required to post collateral for any excess above the lines of credit if the fuel derivatives, if any, are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of December 31, 2023 and 2022, the Company did not have any outstanding fuel derivatives.

Notes to Financial Statements—(Continued)

14.Leases

The Company leases aircraft, engines, airport terminals, maintenance and training facilities, aircraft hangars, commercial real estate and office and computer equipment, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leases square footage, enplaned passengers, and airports' annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company's consolidated balance sheets as a right-of-use asset and lease liability. Lease terms are generally 4 to 18 years for aircraft and up to 99 years for other leased equipment and property.

As of December 31, 2023, the Company had a fleet consisting of 205 A320 family aircraft. As of December 31, 2023, the Company had 117 aircraft financed under operating leases with lease term expirations between 2025 and 2041. In addition, the Company owned 73 aircraft of which, as of December 31, 2023, 17 were unencumbered. The Company also had 15 aircraft that would have been deemed finance leases resulting in failed sale-leaseback transactions. The related finance obligation is recorded within long-term debt in the Company's consolidated balance sheets. Refer to Note 13, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's consolidated balance sheets. As of December 31, 2023, the Company also had 6 spare engines financed under operating leases with lease term expiration dates ranging from 2024 to 2033 and owned 28, of which, as of December 31, 2023, 4 were unencumbered and 24 were pledged as collateral under the Company's revolving credit facility maturing in 2025.

Total rent expense for the years ended 2023, 2022 and 2021 was $673.2 million, $537.9 million and $449.4 million, respectively. Total rental expense for aircraft and engine operating leases for the years ended December 31, 2023, 2022 and 2021 was $381.2 million, $282.4 million and $246.6 million, respectively.

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
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Supplemental rent, recorded within aircraft rent expense, is primarily made up of probable and estimable return condition obligations, lease return costs adjustments for aircraft and engines purchased off lease or lease extensions or amendments. The Company expensed $14.0 million, $16.5 million and $31.7 million of supplemental rent recorded within aircraft rent during 2023, 2022 and 2021, respectively.
During the twelve months ended December 31, 2023, the Company took delivery of 13 new aircraft under direct operating leases, 10 new aircraft under sale-leaseback transactions and 4 engines purchased with cash.
Under Topic 842, gains and losses on sale-leaseback transactions, subject to adjustment for off-market terms, are recognized immediately and recorded within gain/loss on disposal of assets on the Company's consolidated statements of operations. Refer to Note 5, Loss on Disposal of Assets for additional information on the losses recorded related to the sale-leaseback transactions entered into during the twelve months ended December 31, 2023, 2022 and 2021.
As of December 31, 2023, the Company's finance lease obligations relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's consolidated balance sheets.

Notes to Financial Statements—(Continued)
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company is building its new headquarters campus and a 200-unit residential building. During the first quarter of 2022, the Company began building its new headquarters campus and its 200-unit residential building with an expected completion during the first quarter of 2024. As of December 31, 2023, the 8.5-acre parcel of land and $184.6 million in related construction costs were capitalized within ground property and equipment on the Company's consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's consolidated balance sheets. Operating lease commitments related to this lease are included in the table below within property facility leases.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's consolidated balance sheets as of December 31, 2023. The table does not include commitments that are contingent on events or other factors that are currently uncertain and unknown.

	Finance Leases	Operating Leases			Total Operating and Finance Lease Obligations
		Aircraft and Spare Engine Leases	Property Facility Leases	Other
	(in thousands)
2024	$251	$446,331	$6,623	$177	$453,382
2025	154	430,843	4,143	—	435,140
2026	76	404,529	3,994	—	408,599
2027	27	388,569	3,166	—	391,762
2028	1	367,803	1,754	—	369,558
2029 and thereafter	—	3,539,416	143,340	—	3,682,756
Total minimum lease payments	$509	$5,577,491	$163,020	$177	$5,741,197
Less amount representing interest	29	2,083,159	133,791	2	2,216,981
Present value of minimum lease payments	$480	$3,494,332	$29,229	$175	$3,524,216
Less current portion	236	219,852	4,838	175	225,101
Long-term portion	$244	$3,274,480	$24,391	$—	$3,299,115
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's consolidated balance sheets are expected to be $3.6 million for 2024 and none for 2025 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Year Ended December 31,
	2023	2022
	(in thousands)
Finance lease cost
Amortization of leased assets	$451	$751
Interest of lease liabilities	30	57
Operating lease cost
Operating lease cost (1)	377,505	225,112
Short-term lease cost (1)	39,916	41,696
Variable lease cost (1)	227,030	200,965
Total lease cost	$644,932	$468,581
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's consolidated statements of operations.
The table below presents lease-related terms and discount rates as of December 31, 2023:

Notes to Financial Statements—(Continued)

	December 31, 2023	December 31, 2022
Weighted-average remaining lease term
Operating leases	14.8 years	14.6 years
Finance leases	2.3 years	2.1 years
Weighted-average discount rate
Operating leases	6.84%	6.29%
Finance leases	4.25%	4.21%

15. Defined Contribution 401(k) Plan
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
The second plan is for the Company’s pilots, and contains the same service requirements as the first plan. Beginning on March 1, 2018, the Company contributed 11% of the individual pilot's annual compensation, regardless of the pilot's contributions to the plan. The Company's contribution increased by 1% on an annual basis each March until 2022, at which time the contribution was 15%. Beginning on January 1, 2024, the Company's contribution increased to 16%.
Employer contributions made to all plans were $112.4 million, $88.9 million and $72.3 million in 2023, 2022 and 2021, respectively, and were included within salaries, wages and benefits in the accompanying consolidated statements of operations.

16. Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current:
Federal	$5,449	$—	$—
State and local	1,309	327	568
Foreign	1,350	1,695	1,183
Total current expense (benefit)	8,108	2,022	1,751
Deferred:
Federal	(115,905)	(141,251)	(47,468)
State and local	(3,334)	(7,360)	(2,034)
Total deferred expense (benefit)	(119,239)	(148,611)	(49,502)
Total income tax expense (benefit)	$(111,131)	$(146,589)	$(47,751)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

Notes to Financial Statements—(Continued)

	Year Ended December 31,
	2023	2022	2021
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	1.5%	1.6%	0.8%
Permanent tax differences	(1.3)%	(0.6)%	(0.4)%
Premium on convertible debt repurchase	—%	—%	(11.4)%
Valuation allowance	(1.2)%	(0.8)%	(0.5)%
Other	(0.1)%	(0.3)%	(0.3)%
Total income tax expense (benefit)	19.9%	20.9%	9.2%

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the consolidated financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2023 and 2022, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Income tax credits	$4,298	$4,306
Net operating losses	328,977	340,023
Deferred revenue	25,924	20,751
Nondeductible accruals	32,899	25,738
Deferred manufacturing credits	14,556	14,054
Loan liability	115,161	11,404
Operating lease liability	797,778	598,097
Interest expense	51,305	38,327
Other	38,910	27,190
Valuation allowance	(17,654)	(10,852)
Deferred tax assets	1,392,154	$1,069,038
Deferred tax liabilities:
Property, plant and equipment	612,571	634,018
Accrued aircraft and engine maintenance	70,997	38,755
Right-of-use asset	803,232	608,176
Other	13,115	14,932
Deferred tax liabilities	1,499,915	1,295,881
Net deferred tax assets (liabilities)	$(107,761)	$(226,843)

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. As of December 31, 2023 and 2022, the Company had a valuation allowance of $17.7 million and $10.9 million, respectively, against certain deferred tax assets related to equity compensation for executives due to changes in tax law resulting from the Tax Cuts and Jobs Act ("TCJA"), state net operating loss carryforwards and foreign tax credits.
As of December 31, 2023, the Company had $2.8 million of foreign tax credits, $1.4 million of general business tax credits, $1.4 billion of federal net operating loss and $643.5 million of state net operating loss available, that may be applied against future tax liabilities. The foreign tax credits will begin to expire in 2025, the state net operating losses will begin to expire in 2027, the general business credits will begin to expire in 2038 and there is no expiration of federal net operating losses.

Notes to Financial Statements—(Continued)
For tax years ended December 31, 2023, 2022 and 2021, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.
For tax years 2023, 2022 and 2021, all income for the Company is subject to domestic income taxes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2020 through 2022 tax years are still subject to examination in the United States Various state and foreign jurisdiction tax years also remain open to examination. The Company believes that any potential assessment would be immaterial to its consolidated financial statements.

17. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of December 31, 2023, the Company's firm aircraft orders consisted of 99 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2029. On July 31, 2023, the Company entered into Amendment No. 6 (the “Amendment”) to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the “Airbus Purchase Agreement”) with Airbus S.A.S. (“Airbus”). The Amendment converts the remaining A319neo aircraft to be delivered under the Airbus Purchase Agreement to A321neo aircraft. The Amendment also (i) defers certain A320neo aircraft deliveries from 2024 to 2025 and later years, (ii) extends delivery dates for certain A320neo and A321neo aircraft deliveries from 2025-2027 to 2025-2029 and (iii) adjusts the timing of option aircraft delivery dates from 2026-2028 to 2027-2029. In addition, the Amendment creates a more equal distribution of aircraft deliveries and option rights across the delivery periods. As of December 31, 2023, the Company had secured financing for 18 aircraft, scheduled for delivery from Airbus through 2025, which will be financed through sale-leaseback transactions. The Company did not have financing commitments in place for the remaining 81 Airbus aircraft currently on firm order, which are scheduled for delivery through 2029. However, the Company has signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the A320 NEO Family Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for these aircraft are included within the purchase commitments below.
During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2023, the Company is committed to purchase 19 PW1100G-JM spare engines, with deliveries through 2029.
As of December 31, 2023, committed expenditures for these aircraft and spare engines, including estimated amounts for contractual price escalations and pre-delivery payments, are expected to be $507.6 million in 2024, $1,018.6 million in 2025, $1,034.3 million in 2026, $1,100.0 million in 2027, $1,035.2 million in 2028, and $923.8 million in 2029 and beyond.
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
In addition to the aircraft purchase agreement, as of December 31, 2023, the Company had secured financing for 22 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2025. As of December 31, 2023, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale-leaseback transactions are expected to be approximately $72.4 million in 2024, $167.8 million in 2025, $183.3 million in 2026, $183.3 million in 2027, $183.3 million in 2028, and $1,409.3 million in 2029 and beyond.
Interest commitments related to the secured debt financing of 71 aircraft as of December 31, 2023 are $80.2 million in 2024, $73.6 million in 2025, $67.3 million in 2026, $60.2 million in 2027, $51.7 million in 2028, and $204.5 million in 2029 and beyond. As of December 31, 2023, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility are $96.7 million in 2024, $89.4 million in 2025, $5.9 million in 2026, $3.4 million in 2027, $3.4 million in 2028, and $7.1 million in 2029 and beyond. For principal commitments related to the Company's outstanding debt obligations, refer to Note 13, Debt and Other Obligations.

Notes to Financial Statements—(Continued)
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, construction commitments related to its new headquarters campus and residential building and other miscellaneous subscriptions and services as of December 31, 2023: $65.0 million in 2024, $27.5 million in 2025, $18.1 million in 2026, $18.0 million in 2027, $1.9 million in 2028, and none in 2029 and beyond. During the first quarter of 2018, the Company entered into a contract renewal with its reservation system provider which expires in 2028.
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
In 2017, the Company was sued in the Eastern District of New York ("EDNY") in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to the Company's practice of charging fees for ancillary products and services. The original action was dismissed by the EDNY; however, following the plaintiff's appeal to the Second Circuit, the case was remanded to the EDNY for further review on the breach of contract claim. A hearing on the Company's Motion for Summary Judgment and plaintiff's Motion for Class Certification was held on December 10, 2021. The EDNY granted the plaintiff's class certification motion and denied Spirit’s summary judgment motion on March 29, 2022. The Company subsequently filed a motion for reconsideration on April 26, 2022, and an oral argument was held on May 19, 2022. The EDNY denied Spirit’s motion for reconsideration on February 14, 2023. On April 3, 2023, Spirit moved to compel arbitration of and/or dismiss certain class members’ claims for lack of personal jurisdiction. Trial was set to begin on January 16, 2024. In June 2023, the Company reached a tentative settlement in mediation for a maximum amount of $8.3 million. The EDNY issued a preliminary approval order on September 21, 2023, and the final approval hearing was held on December 11, 2023. The total amount paid depends on a number of factors, including participation of class members and any conditions on the settlement approved by the EDNY. Currently, the Company's best estimate of the probable loss associated with the settlement is $6.0 million, and the Company has recorded this amount in other operating expenses within its consolidated statements of operations.
On February 27, 2023, ALPA filed a grievance against the Company claiming that it violated the collective bargaining agreement (“CBA”) by excluding its pilots from the Company's retention award programs granted as part of the Former Frontier Merger Agreement and the Merger Agreement with JetBlue. On September 8, 2023, the Company filed a motion to dismiss the grievance, as it does not believe that ALPA filed the grievance within the timeline set forth in the CBA. As of December 31, 2023, the potential outcomes of this claim cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
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

Notes to Financial Statements—(Continued)
Employees

The Company has six union-represented employee groups that together represent approximately 85% of all employees at December 31, 2023. The table below sets forth the Company's employee groups and status of the collective bargaining agreements as of December 31, 2023.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA)	January 2025	27%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	January 2026	47%
Dispatchers	Professional Airline Flight Control Association (PAFCA)	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	November 2026	3%
Passenger Service Agents	Transport Workers Union of America (TWU)	February 2027	2%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association (AMFA) (2)	N/A (2)	5%

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

In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by the Aircraft Mechanics Fraternal Association ("AMFA") as their collective bargaining agent. As of December 31, 2023, the Company employed approximately 700 AMTs. In November 2022, AMFA notified the Company of its intent to negotiate a CBA and began negotiations. In October 2023, AMFA filed for mediation with the National Mediation Board (“NMB”). The Company is currently waiting for mediation dates from the NMB to continue negotiating with AMFA.
In May 2023, PAFCA provided notice to the Company that it intends to amend its Collective Bargaining Agreement with its dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. As of December 31, 2023, the Company continued to negotiate with PAFCA.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $9.1 million and $11.0 million, for health care claims as of December 31, 2023, and 2022, respectively, recorded within other current liabilities on the Company's consolidated balance sheet.

18.Fair Value Measurements
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
    The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2023 and December 31, 2022, were as follows:

	As of December 31,
	2023		2022
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
8.00% senior secured notes	$1,110.0	$1,121.9	$1,110.0	$1,085.0	Level 3
Fixed-rate term loans	1,093.3	1,099.9	1,094.7	1,003.9	Level 3
Unsecured term loans	136.3	128.3	136.3	116.0	Level 3
2015-1 EETC Class A	256.6	230.8	278.6	247.5	Level 2
2015-1 EETC Class B	40.0	39.4	48.0	45.6	Level 2
2015-1 EETC Class C	—	—	63.8	63.1	Level 2
2017-1 EETC Class AA	172.2	149.6	186.3	161.6	Level 2
2017-1 EETC Class A	57.4	48.5	62.1	52.3	Level 2
2017-1 EETC Class B	48.2	42.9	51.7	44.9	Level 2
2017-1 EETC Class C	—	—	85.5	85.1	Level 2
4.75% convertible notes due 2025	25.1	42.3	25.4	44.9	Level 2
1.00% convertible notes due 2026	500.0	349.9	500.0	405.1	Level 2
Total long-term debt	$3,439.1	$3,253.5	$3,642.4	$3,355.0

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2023 and December 31, 2022 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Restricted Cash

Restricted cash is comprised of cash held in account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of December 31, 2023, the Company had a $85.0 million standby letter of credit secured by $75.0 million of restricted cash, of which $55.9 million were issued letters of credit. In addition, the Company had $44.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the Company's 8.00% senior secured notes. For additional information on the Company's 8.00% senior secured notes, refer to Note 13, Debt and Other Obligations.
Short-term Investment Securities

Short-term investment securities at December 31, 2023 and December 31, 2022 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less.

Notes to Financial Statements—(Continued)
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

The Company records the fair value of the embedded derivative as a derivative liability within deferred gains and other long-term liabilities on its consolidated balance sheets. The fair value of the derivative liability was estimated as the difference in value of the traded price of the convertible notes, including the conversion option and the value of the convertible notes in the absence of the conversion option (the debt component). The value of the debt component was estimated using a discounted cash flow analysis with a yield calibrated to the traded price of the convertible notes. The change in fair value of the derivative liability is recorded within interest expense on the Company's consolidated statements of operations and is included in other liabilities within operating activities in the Company's consolidated statements of cash flows. During the twelve months ended December 31, 2023 and 2022, the Company recorded $18.1 million and $20.3 million, respectively, in a favorable mark to market adjustment, related to the change in fair value of the derivative liability. The fair value of the derivative liability has been determined to be Level 2 as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 13, Debt and Other Obligations.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$865.2	$865.2	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	112.5	112.5	—	—
Total assets	$1,097.1	$1,097.1	$—	$—

Derivative liability	$11.1	$—	$11.1	$—
Total liabilities	$11.1	$—	$11.1	$—

	Fair Value Measurements as of December 31, 2022
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$1,346.4	$1,346.4	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	107.1	107.1	—	—
Total assets	$1,572.9	$1,572.9	$—	$—

Total liabilities	$29.2	$—	$29.2	$—
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2023 or 2022.

19.Operating Segments and Related Disclosures
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") area are summarized below:

Notes to Financial Statements—(Continued)

	2023	2022	2021
	(in millions)
DOT—Domestic	$4,676.1	$4,371.8	$2,824.8
DOT—Latin America and Caribbean	686.4	696.6	406.0
Total	$5,362.5	$5,068.4	$3,230.8
During 2023, 2022 and 2021, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

Notes to Financial Statements—(Continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit Airlines, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 9, 2024 expressed an unqualified opinion thereon.

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

Notes to Financial Statements—(Continued)

Description of the Matter
As explained in Notes 1 and 14 to the financial statements, the Company’s lease agreements often contain provisions that require the Company to return aircraft airframes, engines and other aircraft components to the lessor in a certain condition or pay an amount to the lessor based on the actual return condition. Management assesses the need to accrue lease return costs throughout the year or whenever facts and circumstances warrant an assessment. For the year ended December 31, 2023, the Company recorded $14 million of supplemental rent, which is made up of probable and estimable lease return costs.

Auditing the estimate of lease return costs for engines was complex because of the significant judgment involved in determining the timing of future maintenance events.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls that address the risks of material misstatement relating to the measurement of lease return costs. For example, we tested controls over management’s review of the estimated timing of future maintenance events.

To test the estimate of lease return costs, our audit procedures included, among others, testing the assumptions used and the accuracy and completeness of the underlying data used in the calculations. For example, to test the assumptions related to the timing of future maintenance events, we compared projected event timing to the time interval between recently completed maintenance events, regulatory requirements for aircraft and engine maintenance, current and projected utilization metrics for the aircraft, and changes to the fleet plan, including the anticipated effect of the accelerated inspections required due to manufacturing defects in engines. We also tested the historical accuracy of management’s forecasts of maintenance events by comparing when recent maintenance events occurred to management’s initial projections.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1995.

Miami, Florida
February 9, 2024

Notes to Financial Statements—(Continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit Airlines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 9, 2024 expressed an unqualified opinion thereon.

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
February 9, 2024

Notes to Financial Statements—(Continued)
ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2023. Ernst & Young LLP's report on our internal control over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
In our earnings press release furnished on February 8, 2024, Spirit indicated that Spirit and JetBlue expect to conclude the regulatory process and close the transaction no later than the first half of 2024. As disclosed, on January 16, 2024, the Court granted a permanent injunction against the Merger (the "Injunction"). On January 19, 2024, Spirit and JetBlue filed a notice of appeal to reverse the Injunction and allow Spirit and JetBlue to complete the Merger. On February 2, 2024, the Court of Appeals granted our motion, stating it would hear arguments in June 2024. As a result, it is possible that the conditions to closing will not

Notes to Financial Statements—(Continued)
be satisfied before the date that one or both of the parties may have the right to terminate the merger agreement pursuant to the terms thereof.

ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Notes to Financial Statements—(Continued)
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2024 Proxy Statement is incorporated herein by reference.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2024 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2024 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2024 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2024 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part II Item 5 and Part III to this Annual Report on Form 10-K from our 2024 Proxy Statement, our 2024 Proxy Statement shall not be deemed to be filed as part of this Report.

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

4.43
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

4.46
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

4.48	Form of Warrant to Purchase Common Stock, is hereby incorporated by reference from Exhibit B to Exhibit 4.52 hereto.

4.49
Base Indenture, dated May 12, 2020, between the Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 12, 2020, is hereby incorporated by reference.

4.50
First Supplemental Indenture, dated May 12, 2020, between the Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.2 to the Company’s Form 8-K dated May 12, 2020, is hereby incorporated by reference.

4.51	Form of Global Note representing the 4.75% Convertible Senior Notes due 2025 (included in Exhibit 4.55 hereto).

4.52
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

4.54
Indenture, dated as of September 17, 2020, by and among Spirit IP Cayman Ltd., Spirit Loyalty Cayman Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral custodian, governing the 8.00% Senior Secured Notes due 2025, filed as Exhibit 4.1 to the Company's Form 8-K dated September 11, 2020, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

4.55	Form of 8.00% Senior Secured Notes due 2025, is hereby incorporated by reference from Exhibit A to Exhibit 4.59 hereto.

4.56	Form of Warrant to Purchase Common Stock dated July 31, 2020, filed as Exhibit 4.6 to the Company's Form 8-K dated September 30, 2020, is hereby incorporated by reference.

4.57	Form of Warrant to Purchase Common Stock dated October 2, 2020, filed as Exhibit 4.1 to the Company's Form 8-K dated October 2, 2020, is hereby incorporated by reference.

4.58
Warrant Agreement, dated as of January 15, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 4.64 to the Company's Form 10-K dated February 10, 2021 is hereby incorporated by reference.

4.59
Warrant Agreement, dated as of April 29, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 4.2 to the Company’s Form 10-Q filed on July 28, 2021, is hereby incorporated by reference.

4.60	Warrant to Purchase Common Stock dated March 5, 2021, filed as Exhibit 4.1 to the Company’s Form 8-K dated May 18, 2021, is hereby incorporated by reference.

4.61	Warrant to Purchase Common Stock dated April 29, 2021, filed as Exhibit 4.2 to the Company’s Form 8-K dated May 18, 2021, is hereby incorporated by reference.

4.62	Warrant to Purchase Common Stock dated June 3, 2021, filed as Exhibit 4.1 to the Company's Form 8-K dated June 30, 2021, is hereby incorporated by reference.

4.63
Second Supplemental Indenture, dated April 30, 2021, between the Company and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.2 to the Company’s Form 8-K dated April 30, 2021, is hereby incorporated by reference.

4.64	Form of Global Note representing the 1.00% Convertible Senior Notes due 2026, filed as Exhibit 4.3 to the Company’s Form 8-K dated April 30, 2021, is hereby incorporated by reference.

4.65
Supplemental Indenture, dated as of November 17, 2022, among Spirit IP Cayman Ltd., Spirit Loyalty Cayman Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee and collateral custodian, filed as Exhibit 4.2 to the Company’s Form 8-K dated November 17, 2022, is hereby incorporated by reference.

4.66	Form of 8.00% Senior Secured Notes due 2025, is hereby incorporated by reference from Exhibit A to Exhibit 4.71 hereto.

4.67	Brief Description of all Securities Registered under Section 12 of the Exchange Act.

10.1+	General Release, dated January 14, 2014, between Spirit Airlines, Inc. and Ben Baldanza, filed as Exhibit 10.1 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.2+
Offer Letter, dated September 7, 2013, between Spirit Airlines, Inc. and John Bendoraitis, filed as Exhibit 10.3 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.3
Tax Receivable Agreement, dated as of June 1, 2011 between Spirit Airlines, Inc., Indigo Pacific Partners LLC, and OCM FIE, LLC, filed as Exhibit 10.12 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

10.4
Airline-Airport Lease and Use Agreement, dated as of August 17, 1999, between Broward County and Spirit Airlines, Inc., as supplemented by Addendum dated August 17, 1999, filed as Exhibit 10.14 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.5+	Spirit Airlines, Inc. Executive Severance Plan, filed as Exhibit 10.16 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.6+
Amended and Restated Spirit Airlines, Inc. 2005 Stock Incentive Plan and related documents, filed as Exhibit 10.17 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.7+	Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.2 to the Company's Form S-8 Registration Statement (No. 333-174812), is hereby incorporated by reference.

10.8+
Offer Letter, dated September 10, 2007, between Spirit Airlines, Inc. and Thomas Canfield, filed as Exhibit 10.22 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.9
Form of Indemnification Agreement between Spirit Airlines, Inc. and its directors and executive officers, filed as Exhibit 10.24 to the Company's Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.10+
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.4 to the Company's Form S-8 Registration Statement (No. 333-174812), is hereby incorporated by reference.

10.11+
Letter Agreement, dated January 16, 2012, by and between Spirit Airlines, Inc. and Jim Lynde, filed as Exhibit 10.27 to the Company's Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.12+	Separation and Transition Agreement with Tony Lefebvre, dated April 29, 2013, filed as Exhibit 10.4 to the Company's Form 10-Q dated July 26, 2013, is hereby incorporated by reference.

10.13
Framework Agreement, dated as of October 1, 2014 by and between Spirit Airlines, Inc., BNP Paribas, New York Branch, Landesbank Hessen-Thuringen Girozentrale, Natixis, New York Branch, KfW IPEX-Bank GmbH, Investec Bank PLC and Wilmington Trust Company, filed as Exhibit 10.1 to the Company's Form 10-Q dated October 28, 2014, is hereby incorporated by reference.

10.14
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.15
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.3 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.16
Form of Annual Cash Award Grant Notice and Annual Cash Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.4 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.17
Non-Employee Director Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.5 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.18
Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement for awards under the Spirit Airlines, Inc. 2011 Equity Incentive Award Plan, filed as Exhibit 10.6 to the Company’s Form 10-Q dated July 24, 2015, is hereby incorporated by reference.

10.19+	Robert L. Fornaro Employment Agreement, filed as Exhibit 10.35 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.20+	B. Ben Baldanza Separation Agreement, filed as Exhibit 10.36 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.21	Spirit Airlines, Inc. 2017 Executive Severance Plan, filed as Exhibit 10.1 to the Company's Form 8-K dated August 22, 2017, is hereby incorporated by reference.

10.22
Form of Performance Award Grant Notice and Performance Award Agreement under the Spirit Airlines, Inc. 2015 Equity Incentive Award Plan, filed as Exhibit 10.41 to the Company's Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.23	Form of Severance and Release Agreement, filed as Exhibit 10.42 to the Company's Form 10-K dated February 13, 2018, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.24†
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

10.25+
Letter Agreement, effective January 1, 2018, by and between Spirit Airlines, Inc. and Edward M. Christie III, filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 26, 2018, is hereby incorporated by reference.

10.26†
Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc., filed as Exhibit 10.3 to the Company’s Form 10-Q/A dated June 12, 2018, is hereby incorporated by reference.

10.27+	Rocky B. Wiggins Offer Letter, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

10.28+	Scott M. Haralson Offer Letter, filed as Exhibit 10.2 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

10.29+	Edward M. Christie Employment Agreement Amendment, filed as Exhibit 10.1 to the Company's Form 10-K dated February 13. 2019, is hereby incorporated by reference.

10.30+	Robert L. Fornaro Employment Agreement Amendment , filed as Exhibit 10.2 to the Company's Form 10-K dated February 13, 2019, is hereby incorporate by reference.

10.31
Credit and Guaranty Agreement, dated as of March 30, 2020, between Citibank, N.A, as Administrative Agent and Wilmington Trust, National Association, as Collateral Agent, filed as Exhibit 10.1 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.32
Payroll Support Program Agreement, dated April 20, 2020, between the Company and the United States Department of the Treasury, filed as Exhibit 10.2 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.33
Promissory Note, dated April 20, 2020, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.3 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.34+	Matt Klein Offer Letter, filed as Exhibit 10.4 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.35

Payroll Support Program Agreement, dated January 15, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 10.53 to the Company's Form 10-K dated February 10, 2021, is hereby incorporated by reference.

10.36

Promissory Note, dated January 12, 2021, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.54 to the Company's Form 10-K dated February 10, 2021 is hereby incorporated by reference.

10.37†
First Amendment to Credit and Guaranty Agreement, dated as of March 12, 2021, among Spirit Airlines, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and issuing lender, and Wilmington Trust, National Association, as collateral agent, filed as Exhibit 10.1 to the Company’s Form 8-K dated March 18, 2021, is hereby incorporated by reference.

10.38
Payroll Support Program Agreement, dated April 29, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 28, 2021, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.39
Promissory Note, dated April 29, 2021, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 28, 2021, is hereby incorporated by reference.

10.40+	Melinda Grindle Offer Letter, filed as Exhibit 10.58 to the Company's Form 10-K dated February 8, 2022, is hereby incorporated by reference.

10.41
Termination Agreement, dated July 27, 2022, by and among Frontier Group Holdings, Inc., Top Gun Acquisition Corp. and Spirit Airlines, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K dated July 28, 2022, is hereby incorporated by reference.

10.42†
Second Amendment to Credit and Guaranty Agreement, dated as of November 18, 2022, among Spirit Airlines, Inc. and Citibank, N.A., as Administrative Agent, filed as exhibit 10.60 to the Company’s Form 10-K dated February 6, 2023, is hereby incorporated by reference.

10.43†
Aircraft Sale and Purchase Agreement, dated January 13, 2023, by and between Spirit Airlines, Inc. and Gryphon Trading Company, LLC, filed as exhibit 10.61 to the Company’s Form 10-K dated February 6, 2023, is hereby incorporated by reference.

10.44†
Airbus A320 NEO Family Purchase Agreement, dated as of December 20, 2019, between Airbus S.A.S. and Spirit Airlines ,Inc. as amended by Amendment No. 1 dated as of June 24, 2020, together with the amended and restated Letter Agreement No. 8, dated as of December 20, 2019, filed as Exhibit 10.1 to the Company's Form 10-Q dated July 22, 2020 and Amendment No. 6 dated as of July 31, 2023, together with the Second Amended and Restated Letter Agreement No. 4, dated as of July 31, 2023, filed as exhibit 10.1 to the Company’s Form 10-Q dated October 26, 2023, is hereby incorporated by reference.

10.45†
Amended and Restated V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013.

10.46†
Amended and Restated Fleet Hour Agreement, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013.

10.47†
V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013 and Side Letter No. 2 dated as of October 1, 2013.

10.48†	Fleet Hour Agreement, dated of as October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013.

10.49†	PurePower PW1100G Engine Purchase Support Agreement, dated as of October 1, 2013, by and between the Company and United Technologies Corporation, acting through its Pratt & Whitney Division.

10.50†
Hosted Services Agreement, dated as of February 28, 2007, between Spirit Airlines, Inc. and Navitaire Inc., as amended by Amendment No. 1 dated as of October 23, 2007, Amendment No. 2 dated as of May 15, 2008, Amendment No. 3 dated as of November 21, 2008, Amendment No. 4 dated as of August 17, 2009 and Amendment No. 5 dated November 4, 2009.

10.51†	Signatory Agreement, dated as of May 21, 2009, between Spirit Airlines, Inc. and U.S. Bank National Association, as amended by First Amendment dated January 18, 2010.

10.52†
Terms and Conditions for Worldwide Acceptance of the American Express Card by Airlines, dated September 4, 1998, between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc., as amended January 1, 2003 and August 28, 2003.

10.53†	Lease, dated as of June 17, 1999, between Sunbeam Development Corporation and Spirit Airlines, Inc., as amended by Lease Modification and Contraction Agreement dated as of May 7, 2009.

10.54†	Lease Modification and Extension Agreement, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc.

10.55†	Lease, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc.

Notes to Financial Statements—(Continued)

10.56†
Airbus A320 Family Purchase Agreement, dated as of May 5, 2004, between AVSA, S.A.R.L. and Spirit Airlines, Inc.; as amended by Amendment No. 1 dated as of December 21, 2004, Amendment No. 2 dated as of April 15, 2005, Amendment No. 3 dated as of June 30, 2005, Amendment No. 4 dated as of October 27, 2006 (as amended by Letter Agreement No. 1, dated as of October 27, 2006, to Amendment No. 4 and Letter Agreement No. 2, dated as of October 27, 2006, to Amendment No. 4), Amendment No. 5 dated as of March 5, 2007, Amendment No. 6 dated as of March 27, 2007, Amendment No. 7 dated as of June 26, 2007 (as amended by Letter Agreement No. 1, dated as of June 26, 2007, to Amendment No. 7), Amendment No. 8 dated as of February 4, 2008, Amendment No. 9 dated as of June 24, 2008 (as amended by Letter Agreement No. 1, dated as of June 24, 2008, to Amendment No. 9) and Amendment No. 10 dated July 17, 2009 (as amended by Letter Agreement No. 1, dated as of July 17, 2009, to Amendment No. 10), and as supplemented by Letter Agreement No. 1 dated as of May 5, 2004, Letter Agreement No. 2 dated as of May 5, 2004, Letter Agreement No. 3 dated as of May 5, 2004, Letter Agreement No. 4 dated as of May 5, 2004, Letter Agreement No. 5 dated as of May 5, 2004, Letter Agreement No. 6 dated as of May 5, 2004, Letter Agreement No. 7 dated as of May 5, 2004, Letter Agreement No. 8 dated as of May 5, 2004, Letter Agreement No. 9 dated as of May 5, 2004, Letter Agreement No. 10 dated as of May 5, 2004 and Letter Agreement No. 11 dated as of May 5, 2004, as further amended by Amendment No. 11 dated as of December 29, 2011 (as amended by Letter Agreement No. 1 dated as of December 29, 2011, Letter Agreement No. 2 dated as of December 29, 2011, Letter Agreement No. 3 dated as of December 29, 2011, Letter Agreement No. 4 dated as of December 29, 2011, Letter Agreement No. 5 dated as of December 29, 2011, Letter Agreement No. 6 dated as of December 29, 2011, Letter Agreement No. 7 dated as of December 29, 2011 and Letter Agreement No. 8 dated as of December 29, 2011); Amendment No. 12, dated as of June 29, 2012; Amendment No. 13, dated as of January 10, 2013; and Amendment No. 14, dated as of June 20, 2013; and Amendment No. 15 dated as of November 21, 2013; Amendment No. 16 dated as of December 17, 2013; Amendment No. 17 dated as of March 11, 2014; Amendment No. 18 dated as of July 31, 2014; Amendment No. 19 dated as of August 21, 2015; Amendment No. 20 dated as of April 27, 2016, and Amendment No. 26 dated as of June 24, 2020, filed as Exhibit 10.2 to the Company's Form 10-Q dated July 22, 2020, which is hereby incorporated by reference.

10.57†
Addendum and Amendment to the Agreement Governing Acceptance of the American Express Card by Airlines, dated as of June 24, 2011, by and between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc.

10.58†	Second Amendment to Signatory Agreement, effective as of September 6, 2011, by and between the Company and U.S. Bank, National Association.

21.0	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Spirit Airlines, Inc. Dodd-Frank Clawback Policy

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Notes to Financial Statements—(Continued)

†	Confidential treatment granted for certain portions of this Exhibit pursuant to Rule 406 under the Securities Act or Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the Securities and Exchange Commission.
+	Indicates a management contract or compensatory plan or arrangement.
*	Exhibits 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

Notes to Financial Statements—(Continued)
SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT AIRLINES, INC.
Date: February 9, 2024	By:	/s/ Scott M. Haralson
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

Signature	Title	Date

/s/ Edward M. Christie	President, Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2024
Edward M. Christie
/s/ Scott M. Haralson	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 9, 2024
Scott M. Haralson
/s/ Brian J. McMenamy	Vice President, Controller (Principal Accounting Officer)	February 9, 2024
Brian J. McMenamy
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	February 9, 2024
H. McIntyre Gardner
/s/ Mark B. Dunkerley	Director	February 9, 2024
Mark B. Dunkerley
/s/ Robert D. Johnson	Director	February 9, 2024
Robert D. Johnson
/s/ Barclay G. Jones	Director	February 9, 2024
Barclay G. Jones
/s/ Christine P. Richards	Director	February 9, 2024
Christine P. Richards
/s/ Myrna M. Soto	Director	February 9, 2024
Myrna M. Soto
/s/ Dawn M. Zier	Director	February 9, 2024
Dawn M. Zier