Form 10-Q
period 2024-03-31
Spirit Airlines, Inc.
filed 2024-05-06
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35186
_______________________________________________________________________
SPIRIT AIRLINES, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware			38-1747023
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1731 Radiant Drive	Dania Beach	Florida	33004
(Address of principal executive offices)			(Zip Code)

(954) 447-7920
(Registrant’s telephone number, including area code)

2800 Executive Way Miramar Florida 33025
(Former address, if changed since last report)
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on April 29, 2024:

Class	Number of Shares
Common Stock, $0.0001 par value	109,501,395
1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2023
Operating revenues:
Passenger	$1,239,310	$1,327,473
Other	26,227	22,301
Total operating revenues	1,265,537	1,349,774

Operating expenses:
Aircraft fuel	406,351	487,711
Salaries, wages and benefits	431,483	389,185
Landing fees and other rents	106,718	97,345
Aircraft rent	115,206	85,267
Depreciation and amortization	81,346	77,991
Maintenance, materials and repairs	54,915	54,414
Distribution	45,176	48,017
Special charges (credits)	36,258	13,983
Loss (gain) on disposal of assets	(3,029)	7,100
Other operating	198,450	201,156
Total operating expenses	1,472,874	1,462,169

Operating income (loss)	(207,337)	(112,395)

Other (income) expense:
Interest expense	54,809	51,793
Loss (gain) on extinguishment of debt	(14,996)	—
Capitalized interest	(10,003)	(7,648)
Interest income	(13,590)	(15,434)
Other (income) expense	(66,490)	542
Total other (income) expense	(50,270)	29,253

Income (loss) before income taxes	(157,067)	(141,648)
Provision (benefit) for income taxes	(14,432)	(37,737)

Net income (loss)	$(142,635)	$(103,911)
Basic earnings (loss) per share	$(1.30)	$(0.95)
Diluted earnings (loss) per share	$(1.30)	$(0.95)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$(142,635)	$(103,911)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(21) and $50	(111)	173
Interest rate derivative loss reclassified into earnings, net of taxes of $6 and $12	13	33
Other comprehensive income (loss)	$(98)	$206
Comprehensive income (loss)	$(142,733)	$(103,705)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$764,788	$865,211
Restricted cash	133,585	119,400
Short-term investment securities	113,854	112,501
Accounts receivable, net	212,469	205,468
Prepaid expenses and other current assets	263,713	209,547
Total current assets	1,488,409	1,512,127

Property and equipment:
Flight equipment	3,798,197	3,961,785
Ground property and equipment	787,631	726,364
Less accumulated depreciation	(1,185,536)	(1,169,021)
	3,400,292	3,519,128
Operating lease right-of-use assets	3,859,596	3,561,028
Pre-delivery deposits on flight equipment	443,478	480,717
Deferred heavy maintenance, net	307,276	313,505
Other long-term assets	27,444	30,732
Total assets	$9,526,495	$9,417,237

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$85,074	$42,098
Air traffic liability	475,653	383,751
Current maturities of long-term debt, net, and finance leases	156,812	315,580
Current maturities of operating leases	234,062	224,865
Other current liabilities	577,433	705,298
Total current liabilities	1,529,034	1,671,592

Long-term debt, net and finance leases, less current maturities	3,175,555	3,055,221
Operating leases, less current maturities	3,593,771	3,298,871
Deferred income taxes	92,783	107,761
Deferred gains and other long-term liabilities	133,095	149,450
Shareholders’ equity:
Common stock	11	11
Additional paid-in-capital	1,169,562	1,158,278
Treasury stock, at cost	(81,271)	(80,635)
Retained earnings (deficit)	(85,880)	56,755
Accumulated other comprehensive income (loss)	(165)	(67)
Total shareholders’ equity	1,002,257	1,134,342
Total liabilities and shareholders’ equity	$9,526,495	$9,417,237
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$(142,635)	$(103,911)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Losses reclassified from other comprehensive income	19	45
Share-based compensation	3,080	3,273
Allowance for doubtful accounts (recoveries)	1,051	6
Amortization of debt issuance costs	3,582	3,981
Depreciation and amortization	81,346	77,991
Accretion of 8.00% senior secured notes	1,052	1,052
Amortization of debt discount	2,883	3,808
Deferred income tax benefit	(15,005)	(37,851)
Loss (gain) on disposal of assets	(3,029)	7,100
Changes in operating assets and liabilities:
Accounts receivable, net	(8,052)	11,200
Deposits and other assets	(49,338)	580
Deferred heavy maintenance	(21,110)	(56,105)
Accounts payable	38,717	(37,048)
Air traffic liability	91,902	137,238
Other liabilities	(121,489)	129,853
Other	51	(435)
Net cash provided by (used in) operating activities	(136,975)	140,777

Investing activities:
Purchase of available-for-sale investment securities	(58,676)	(20,593)
Proceeds from the maturity and sale of available-for-sale investment securities	58,350	20,000
Proceeds from sale of property and equipment	138,771	23,845
Pre-delivery deposits on flight equipment, net of refunds	30,403	(25,443)
Capitalized interest	(5,726)	(4,862)
Assets under construction for others	34	—
Purchase of property and equipment	(64,338)	(60,513)
Net cash provided by (used in) investing activities	98,818	(67,566)
Financing activities:
Proceeds from issuance of long-term debt	123,500	—
Payments on debt obligations	(46,818)	(129,435)
Payments for the early extinguishment of debt	(124,007)	—
Payments on finance lease obligations	(86)	(179)
Reimbursement for assets under construction for others	(34)	—
Repurchase of common stock	(636)	(1,673)
Debt issuance costs	—	(555)
Net cash provided by (used in) financing activities	(48,081)	(131,842)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(86,238)	(58,631)
Cash, cash equivalents, and restricted cash at beginning of period (1)	984,611	1,465,742
Cash, cash equivalents, and restricted cash at end of period (1)	$898,373	$1,407,111
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$39,897	$31,999
Income taxes paid (received), net	$7	$466
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$121,024	$89,807
Financing cash flows for finance leases	$8	$10
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$274	$145
Capital expenditures funded by operating lease borrowings	$361,892	$202,587
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in the Company's condensed consolidated statement of cash flows.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Three Months Ended March 31, 2023
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$11	$1,146,015	$(77,998)	$504,219	$(596)	$1,571,651
Convertible debt conversions	—	300	—	—	—	300
Share-based compensation	—	3,273	—	—	—	3,273
Repurchase of common stock	—	—	(1,673)	—	—	(1,673)
Changes in comprehensive income (loss)	—	—	—	—	206	206
Net income (loss)	—	—	—	(103,911)	—	(103,911)
Balance at March 31, 2023	$11	$1,149,588	$(79,671)	$400,308	$(390)	$1,469,846

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$11	$1,158,278	$(80,635)	$56,755	$(67)	$1,134,342
Derivative liability	—	8,204	—	—	—	8,204
Share-based compensation	—	3,080	—	—	—	3,080
Repurchase of common stock	—	—	(636)	—	—	(636)
Changes in comprehensive income (loss)	—	—	—	—	(98)	(98)
Net income (loss)	—	—	—	(142,635)	—	(142,635)
Balance at March 31, 2024	$11	$1,169,562	$(81,271)	$(85,880)	$(165)	$1,002,257
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Spirit Airlines, Inc. (“Spirit”) and its consolidated subsidiaries (together with Spirit, the “Company”).

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP") have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 9, 2024.

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

2. Recent Accounting Developments

Recently Issued Accounting Pronouncements Not Yet Adopted

In October 2023, the Financial Accounting Standards Board ("FASB") issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative, to clarify or improve the disclosure and presentation requirements of a variety of topics and align the requirements in the FASB accounting standard codification ("ASC") with the SEC's regulations. The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. The Company is currently evaluating the impact of the amendment, which is not expected to be material.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2025, on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this new standard.

3. Current Developments
Termination of JetBlue Merger

On July 28, 2022, Spirit entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub would have merged with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”).

In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders an approval prepayment amount (the "Approval Prepayment Amount") of $2.50 per share. Additionally, beginning January 2023, and through the termination of the Merger Agreement on March 1, 2024, JetBlue paid on a monthly basis additional prepayments (the "Additional Prepayments") of $0.10 per share of common stock to all Spirit stockholders of record.

Due to the payment of the Approval Prepayment Amount and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, the Company announced related adjustments to the conversion rates of its convertible notes due 2025 and its convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of March 31, 2024, the conversion rates of the convertible notes due 2025 and 2026 were 97.5929 and 25.3578 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of March 31, 2024, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.393, $19.761 and $29.496, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 643,625.20, 170,230.67 and 99,526.95, respectively.

On March 1, 2024, Spirit, JetBlue and Merger Sub entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Merger Agreement was terminated, effective immediately. The Company will no longer receive Additional Prepayment Amounts and, therefore, no further adjustments to the conversion rates of the Company's convertible notes due 2025 and convertible notes due 2026 or to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding will be made as a result of the Additional Prepayment Amounts. In addition, under the terms of the Termination Agreement, JetBlue paid the Company $69.0 million in cash, of which $66.7 million was recorded in other (income) expense within the Company's condensed consolidated statements of operations. The remaining $2.3 million was recorded as a reduction in accounts receivable, net within the Company's condensed consolidated balance sheets related to the amounts owed by JetBlue.

Pratt & Whitney

On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW1100G-JM geared turbo fan ("GTF") fleet, which powers the Company's A320neo family of aircraft. The temporary removal of engines from service has driven and is expected to continue to drive a significant decrease in the Company's near-term growth projections. The Company has reduced capacity in amounts and timing commensurate with the currently scheduled removal and inspection of these impacted engines, however, the Company continues to assess the impact on its future capacity plans.

On March 26, 2024, the Company entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE will provide the Company with a monthly credit through the end of 2024, subject to certain conditions, as compensation for each of the Company's aircraft unavailable for operational service due to GTF engine issues. The credits will be accounted for as vendor consideration in accordance with ASC 705-20 and will be recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to the Company’s progress towards earning the credits. Pratt & Whitney agreed to issue the Company $30.6 million in credits related to the aircraft on ground ("AOG") days during the three months ended March 31, 2024, of which, the Company recognized $17.8 million. Of the $17.8 million recognized during the first quarter 2024, the Company recorded $1.6 million of these credits on the Company's condensed consolidated statements of operations within maintenance, materials and repairs and aircraft rent, and $16.2 million as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on the Company's condensed consolidated balance sheets. The difference remaining will be recognized in the future as reductions in the cost basis of goods and services purchased from Pratt & Whitney.

The temporary removal of engines from service is expected to continue beyond 2024. The Company intends to discuss appropriate arrangements with Pratt & Whitney in due course for any of its aircraft that remain unavailable for operational service after December 31, 2024.

Airbus Amendment

On April 3, 2024, the Company entered into Amendment No. 7 (the "Amendment") to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the "Airbus Purchase Agreement") with Airbus S.A.S. ("Airbus"). The Amendment (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030-2031, and (ii) adjusts the delivery periods of option aircraft from 2027-2029 to 2029-2031. There are no changes to the aircraft on order from Airbus that are scheduled to be delivered in 2027-2029. The Amendment follows the grounding of many of the Company's aircraft due to the Pratt & Whitney GTF engine availability issues. To ensure that the Company has the right level of resources to meet this reduced level of aircraft, it has decided to furlough approximately 260 pilots, effective September 1, 2024. The furlough will not result in a substantial financial obligation to the Company's pilots.

4. Revenue

Operating revenues are comprised of passenger revenues, which include fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Operating revenues:
Fare	$519,942	$608,861
Non-fare	719,368	718,612
Total passenger revenues	1,239,310	1,327,473
Other	26,227	22,301
Total operating revenues	$1,265,537	$1,349,774

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the DOT are summarized below:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
DOT—Domestic	$1,094,690	$1,175,653
DOT—Latin America	170,847	174,121
Total	$1,265,537	$1,349,774
The Company defers the amount for award travel obligations as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.

As of March 31, 2024 and December 31, 2023, the Company had ATL balances of $475.7 million and $383.8 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

Loyalty Programs

The Company operates the Spirit Saver$ Club®, which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags and seats, shortcut boarding and security, "Flight Flex" flight modification product, and exclusive offers on hotels, rental cars and other travel necessities. The Company also operates the Free Spirit loyalty program, which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit loyalty program members earn and accrue points for dollars spent on Spirit for flights and other non-fare services as well as services from non-air partners such as retail merchants, hotels or car rental companies. Customers may also earn points based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell points. The Company's co-branded credit card agreement provides for joint marketing pursuant to which cardholders earn points by making purchases using co-branded cards. Points earned and accrued by Free Spirit loyalty program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel. The Company's agreement with the administrator of the Free Spirit affinity credit card program expires on December 31, 2028.

5. Loss (Gain) on Disposal

During the three months ended March 31, 2024, the Company recorded a gain of $3.0 million in loss (gain) on disposal of assets in the condensed consolidated statements of operations, including an $8.7 million gain recorded as a result of three aircraft sale leaseback transactions related to new aircraft deliveries completed during the three months ended March 31, 2024.

During the three months ended March 31, 2024, the Company completed the sale of 5 A319 airframes and 15 A319 engines and recorded a related net loss of $3.9 million. In addition, during the first quarter 2024, the Company completed five sale-leaseback transactions (on aircraft previously owned by the Company) of which two resulted in operating leases and three would have been deemed finance leases resulting in failed sale-leaseback transactions. As a result of the two sale-leaseback transactions that resulted in operating leases, the Company recorded a related loss of $1.7 million within loss on disposal of assets. Refer to Note 10, Leases for additional information on the five sale-leaseback transactions.

During the three months ended March 31, 2023, the Company recorded $7.1 million in loss on disposal of assets in the condensed consolidated statements of operations. Loss on disposal of assets for the three months ended March 31, 2023 primarily consisted of $7.8 million related to the loss on two aircraft sale leaseback transactions. In addition, during the three months ended March 31, 2023, the Company completed the sale of four A319 aircraft and recorded a related net gain of $1.2 million.

6. Special Charges

During the three months ended March 31, 2024, the Company recorded $28.3 million within special charges on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the former Merger Agreement with JetBlue entered into on July 28, 2022 and terminated on March 1, 2024. In addition, as part of the former JetBlue Merger Agreement, the Company implemented an employee retention award program (the "JetBlue Retention Award Program") during the third quarter of 2022. This amount was paid to the Company's employees in two installments. The first installment was paid in July 2023 and the second installment was paid in March 2024 upon termination of the former JetBlue Merger Agreement. During the three months ended March 31, 2024, the Company recorded $8.0 million within special charges on the Company's condensed consolidated statements of operations, related to the Company's JetBlue Retention Award Program.

During the three months ended March 31, 2023, the Company recorded $7.2 million within special charges on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the former Merger Agreement with JetBlue. In addition, during the three months ended March 31, 2023, the Company recorded $6.7 million within special charges on the Company's condensed consolidated statements of operations, related to the Company's JetBlue Retention Award Program.

7. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per-share amounts)
Numerator
Net income (loss)	$(142,635)	$(103,911)
Denominator
Weighted-average shares outstanding, basic	109,430	109,110
Effect of dilutive shares	—	—
Adjusted weighted-average shares outstanding, diluted	109,430	109,110
Earnings (loss) per share
Basic earnings (loss) per common share	$(1.30)	$(0.95)
Diluted earnings (loss) per common share	$(1.30)	$(0.95)
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

As of March 31, 2024 and December 31, 2023, the Company had $113.9 million and $112.5 million, respectively, in short-term available-for-sale investment securities. During the three months ended March 31, 2024 and 2023, these investments earned interest income at a weighted-average fixed rate of approximately 5.1% and 3.8%, respectively. For the three months ended March 31, 2024, an unrealized loss of $112 thousand, net of deferred taxes, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three months ended March 31, 2023, an unrealized gain of $184 thousand, net of deferred taxes, was recorded within AOCI related to these investment securities. For the three months ended March 31, 2024 and March 31, 2023, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of March 31, 2024 and December 31, 2023, $80 thousand and $32 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

9. Accrued Liabilities

Other current liabilities as of March 31, 2024 and December 31, 2023 consisted of the following:

	March 31, 2024	December 31, 2023
	(in thousands)
Salaries, wages and benefits	$174,961	$187,723
Federal excise and other passenger taxes and fees payable	118,830	104,447
Airport obligations	99,973	125,278
Aircraft maintenance	31,362	58,800
Interest payable	28,773	24,732
Aircraft and facility lease obligations	22,874	36,115
Fuel	10,942	64,149
Other	89,718	104,054
Other current liabilities	$577,433	$705,298

10.Leases

The Company leases aircraft, engines, airport terminals, maintenance and training facilities, aircraft hangars, commercial real estate, and office and computer equipment, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leased square footage, enplaned passengers, and airports’ annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company's condensed consolidated balance sheets as a right-of-use asset and lease liability. Lease terms are generally 4 years to 18 years for aircraft and up to 99 years for other leased equipment and property.
During the three months ended March 31, 2024, the Company took delivery of four aircraft under direct operating leases, three aircraft under sale leaseback transactions and purchased one spare engine with cash. As of March 31, 2024, the Company had a fleet consisting of 207 A320 family aircraft. As of March 31, 2024, the Company had 126 aircraft financed under operating leases with lease term expirations between 2025 and 2042. In addition, the Company owned 63 aircraft, of which, as of March 31, 2024, 12 were unencumbered. The Company also had 18 aircraft that would have been deemed finance leases resulting in failed sale-leaseback transactions. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 13, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of March 31, 2024, the Company also had 6 spare engines financed under operating leases with lease term expiration dates ranging from 2024 to 2033 and owned 29 spare engines, of which, as of March 31, 2024, 5 were unencumbered and 24 were pledged as collateral under the Company's revolving credit facility maturing in 2025.

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

As of March 31, 2024, the Company's finance lease obligations primarily related to the lease of computer equipment used by the Company's flight crews and office equipment. Payments under these finance lease agreements are fixed for terms ranging from four to five years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of March 31, 2024. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2024	$226	$361,922	$4,827	$366,975
2025	219	469,226	4,143	473,588
2026	141	442,913	3,994	447,048
2027	93	426,953	3,166	430,212
2028	67	406,187	1,754	408,008
2029 and thereafter	5	4,021,097	143,340	4,164,442
Total minimum lease payments	$751	$6,128,298	$161,224	$6,290,273
Less amount representing interest	74	2,328,372	133,317	2,461,763
Present value of minimum lease payments	$677	$3,799,926	$27,907	$3,828,510
Less current portion	249	229,758	4,304	234,311
Long-term portion	$428	$3,570,168	$23,603	$3,594,199
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $3.6 million for the remainder of 2024 and none for 2025 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Finance lease cost
Amortization of leased assets	$75	$158
Interest of lease liabilities	8	10
Operating lease cost
Operating lease cost (1)	117,163	84,215
Short-term lease cost (1)	10,162	10,905
Variable lease cost (1)	54,900	52,655
Total lease cost	$182,308	$147,943
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.

The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	March 31, 2024	March 31, 2023
Weighted-average remaining lease term
Operating leases	14.9 years	14.7 years
Finance leases	3.2 years	2.6 years
Weighted-average discount rate
Operating leases	6.98%	6.39%
Finance leases	5.49%	4.46%

11. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2024, the Company's total firm aircraft orders consisted of 96 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2029. Of these 96 aircraft, the Company has 5 aircraft scheduled for delivery in the remainder of 2024 and 18 aircraft scheduled for delivery in 2025. As of March 31, 2024, the Company had secured financing for 15 aircraft scheduled for delivery from Airbus through 2025, which will be financed through sale leaseback transactions. As of March 31, 2024, the Company did not have financing commitments in place for the remaining 81 Airbus aircraft on firm order through 2029. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the purchase commitments below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of March 31, 2024, the Company is committed to purchase 18 PW1100G-JM spare engines, with deliveries through 2029.

As of March 31, 2024, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $377.5 million for the remainder of 2024, $1,018.4 million in 2025, $1,034.0 million in 2026, $1,099.7 million in 2027, $1,035.0 million in 2028 and $923.5 million in 2029 and beyond.

On April 3, 2024, the Company entered into the Amendment to the Airbus Purchase Agreement. The Amendment (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030-2031 and (ii) adjusts the delivery periods of option aircraft from 2027-2029 to 2029-2031. Refer to Note 3, Current Developments, for further discussion on the Amendment.

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

In addition to the Airbus Purchase Agreement, as of March 31, 2024, the Company had agreements in place for 18 A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from the remainder of 2024 through 2025. As of March 31, 2024, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions were expected to be approximately $46.3 million for the remainder of 2024, $137.0 million in 2025, $154.4 million in 2026, $154.4 million in 2027, $154.4 million in 2028, and $1,206.2 million in 2029 and beyond.
Interest commitments related to the secured debt financing of 69 delivered aircraft as of March 31, 2024 were $66.2 million for the remainder of 2024, $81.8 million in 2025, $75.3 million in 2026, $67.9 million in 2027, $59.0 million in 2028, and $246.2 million in 2029 and beyond. As of March 31, 2024, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility were $73.9 million for the remainder of 2024, $89.4 million in 2025, $5.9 million in 2026, $3.4 million in 2027, $3.4 million in 2028, and $7.1 million in 2029 and beyond. For principal commitments related to the Company's debt financing, refer to Note 13, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, construction commitments related to its new headquarters campus and residential building and other miscellaneous subscriptions and services as of March 31, 2024: $54.0 million for the remainder of 2024, $31.0 million in 2025, $20.9 million in 2026, $18.1 million in 2027, $2.0 million in 2028, and $0.1 million in 2029 and thereafter. The Company's reservation system contract expires in 2028.

Litigation and Assessments
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company believes the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on its financial position, liquidity or results of operations. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings and assessments to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of the Company's defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company's current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company's condensed consolidated results of operations, liquidity or financial condition.
In 2017, the Company was sued in the Eastern District of New York ("EDNY") in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to the Company's practice of charging fees for ancillary products and services. In June 2023, the Company reached a tentative settlement in mediation for a maximum amount of $8.3 million. The EDNY issued a preliminary approval order on September 21, 2023, and the final approval hearing was held on December 11, 2023. The total amount to be paid depends on a number of factors, including participation of class members and any conditions on the settlement approved by the EDNY. As of December 31, 2023, the Company's best estimate of the probable loss associated with the settlement was $6.0 million recorded in other operating expenses within its consolidated statements of operations. During the first quarter 2024, the estimated probable loss recorded was reduced by $1.4 million. In addition, the Company has already paid $3.2 million of the estimated probable loss. As of March 31, 2024, the remaining accrual of $1.3 million is recorded in other current liabilities within its consolidated balance sheets.
On February 27, 2023, ALPA filed a grievance against the Company claiming that it violated the collective bargaining agreement (“CBA”) by excluding its pilots from the Company's retention award programs granted as part of the former Frontier Merger Agreement and the former JetBlue Merger Agreement. On September 8, 2023, the Company filed a motion to dismiss the grievance, as it does not believe that ALPA filed the grievance within the timeline set forth in the CBA. As of March 31, 2024, the potential outcomes of this claim cannot be determined, and an estimate of the reasonably possible loss or range of loss cannot be made.
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
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of March 31, 2024 and December 31, 2023, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of March 31, 2024 and December 31, 2023, was $501.3 million and $408.3 million, respectively.
Employees
The Company has six union-represented employee groups that together represented approximately 85% of all employees as of March 31, 2024. The table below sets forth the Company's employee groups and status of the collective bargaining agreements.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	March 2024	28%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	January 2026	44%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	October 2023	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	November 2026	3%
Passenger Service Agents	Transport Workers Union of America ("TWU")	February 2027	3%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association (AMFA) (2)	N/A (2)	6%

(1) Subject to standard early opener provisions.
(2) Collective bargaining agreement is currently under negotiation.

In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by AMFA as their collective bargaining agent. As of March 31, 2024, the Company had approximately 700 AMTs. In November 2022, AMFA notified the Company of its intent to negotiate a CBA and began negotiations. In October 2023, AMFA filed for mediation with the National Mediation Board (“NMB”). The parties are scheduled to begin negotiations with a mediator in May 2024.

In May 2023, PAFCA provided notice to the Company that it intends to amend its CBA with its dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. In February 2024, PAFCA filed for mediation with the NMB. In April 2024, the parties began negotiations with a mediator.

In March 2024, ALPA provided notice to the Company that it intends to amend its CBA with its pilots. As of March 31, 2024, the parties have not yet scheduled dates for negotiations.

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
    The carrying amounts and estimated fair values of the Company's long-term debt at March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024		December 31, 2023		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$1,110.0	$1,112.2	$1,110.0	$1,121.9	Level 3
Fixed-rate term loans	1,055.8	1,060.3	1,093.3	1,099.9	Level 3
Unsecured term loans	136.3	129.3	136.3	128.3	Level 3
2015-1 EETC Class A	256.6	233.9	256.6	230.8	Level 2
2015-1 EETC Class B	40.0	40.0	40.0	39.4	Level 2
2017-1 EETC Class AA	166.2	147.3	172.2	149.6	Level 2
2017-1 EETC Class A	55.4	47.7	57.4	48.5	Level 2
2017-1 EETC Class B	46.4	40.1	48.2	42.9	Level 2
4.75% convertible notes due 2025	25.1	19.0	25.1	42.3	Level 2
1.00% convertible notes due 2026	500.0	240.0	500.0	349.9	Level 2
Total long-term debt	$3,391.8	$3,069.8	$3,439.1	$3,253.5
Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2024 and December 31, 2023 were comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in an account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of March 31, 2024, the Company had $85.0 million in standby letters of credit secured by $85.0 million of restricted cash, of which $63.0 million were issued letters of credit. In addition, the Company had $44.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.
Short-term Investment Securities

Short-term investment securities at March 31, 2024 and December 31, 2023 were classified as available-for-sale and generally consisted of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 8, Short-term Investment Securities.

Derivative Liability

The Merger Agreement with JetBlue modified the settlement terms for any conversions of the convertible notes due 2026 such that, the conversion option, which is an embedded derivative, did not qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company bifurcated the fair value of the conversion option of the convertible notes due 2026 as a derivative liability with subsequent changes in fair value recorded in earnings. Refer to Note 13, Debt and Other Obligations, for additional information.

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

Upon the termination of the Merger, the conversion settlement terms reverted to the original settlement terms of the indenture. The Company performed a discounted cash flow analysis to reassess the fair value of the derivative liability as of March 3, 2024, the day prior to the announcement of the termination of the Merger Agreement. During the three months ended March 31, 2024, the Company recorded $0.5 million in favorable mark to market adjustments related to the change in fair value of the derivative liability through the date of termination. During the three months ended March 31, 2023, the Company recorded $1.7 million in unfavorable mark to market adjustments related to the change in fair value of the derivative liability. The fair value of the derivative liability has been determined to be Level 2 as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 13, Debt and Other Obligations.

In addition, as of the date of the Termination Agreement, the Company reclassified the remaining derivative liability as of the Termination Agreement execution date of $8.2 million, net of taxes, to additional paid-in-capital within the Company's condensed consolidated balance sheets.

    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of March 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$764.8	$764.8	$—	$—
Restricted cash	133.6	133.6	—	—
Short-term investment securities	113.9	113.9	—	—
Total assets	$1,012.3	$1,012.3	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$865.2	$865.2	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	112.5	112.5	—	—
Total assets	$1,097.1	$1,097.1	$—	$—

Derivative liability	$11.1	$—	11.1	$—
Total liabilities	$11.1	$—	$11.1	$—

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2024 and the year ended December 31, 2023.

13. Debt and Other Obligations

Revolving credit facility due in 2025

As of March 31, 2024 and December 31, 2023, the Company had a $300.0 million revolving credit facility which was undrawn and available. Any amounts drawn on this facility are included in current maturities of long-term debt, net, and finance leases on the Company's condensed consolidated balance sheets. This facility matures on September 30, 2025.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2024, the notes did not qualify for conversion by noteholders through June 30, 2024.

Based on the terms of the indenture, upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. As of March 31, 2024, the conversion rate was 97.5929 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $10.25 per share of common stock). Refer to Note 3, Current Developments for additional information on the conversion rate.

Since the convertible notes due 2025 are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $25.1 million recorded within long-term debt and finance leases, less current maturities on its condensed consolidated balance sheets as of March 31, 2024 related to its convertible notes due 2025.

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of March 31, 2024, the convertible notes due 2026 did not qualify for conversion by noteholders through June 30, 2024.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of common stock. Upon conversion of any notes, the Company will pay the conversion value in cash up to at least the principal amount of the notes being converted. The conversion value will be determined over an observation period consisting of 40 trading days. The initial conversion rate was 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. As of March 31, 2024, the conversion rate was 25.3578 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $39.44 per share of common stock). Refer to Note 3, Current Developments for additional information on the adjusted conversion rate.

The Merger Agreement with JetBlue included settlement terms for any conversion of the convertible notes due 2026 to be paid in cash through the closing or termination of the Merger Agreement, causing the conversion option, which is an embedded derivative, not to qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company bifurcated the fair value of the conversion option of the convertible senior notes due 2026 as a derivative liability with subsequent changes in fair value recorded in earnings. The Company recorded the fair value of the embedded derivative as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its condensed consolidated balance sheets. Upon the termination of the Merger, the conversion settlement terms reverted to the original settlement terms of the indenture. As such, as of the date of the Termination Agreement, the Company qualifies for the derivative accounting scope exception provided under ASC 815. During March 2024, the Company derecognized the remaining derivative liability as of the Termination Agreement execution date of $8.2 million, net of taxes, as an adjustment to additional paid-in-capital within the Company's condensed consolidated balance sheets in accordance with ASC 815. The original debt discount will continue to be amortized through interest expense, using the effective interest rate method, over the remaining life of the instrument.

Since the convertible notes due 2026 are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $475.5 million, net of the related unamortized debt discount of $24.5 million, recorded within long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets as of March 31, 2024 related to its convertible notes due 2026. For additional information, refer to Note 12, Fair Value Measurements.

Long-term debt is comprised of the following:

	As of		As of
	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$1,110.0	$1,110.0	8.00%	8.00%
Fixed-rate loans due through 2039 (1)	1,055.8	1,093.3	6.44%	5.83%
Unsecured term loans due in 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	256.6	256.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	40.0	40.0	4.45%	4.45%
Fixed-rate class AA 2017-1 EETC due through 2030	166.2	172.2	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	55.4	57.4	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	46.4	48.2	3.80%	3.80%
Convertible notes due 2025	25.1	25.1	4.75%	4.75%
Convertible notes due 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,391.8	$3,439.1
Less current maturities	156.6	315.3
Less unamortized discounts, net	60.2	69.0
Total	$3,175.0	$3,054.8
(1) Includes obligations related to 18 aircraft recorded as a failed sale leaseback. Refer to Note 10, Leases for additional information.
During the three months ended March 31, 2024, the Company made scheduled principal payments of $46.8 million on its outstanding debt obligations. During the three months ended March 31, 2023, the Company made scheduled principal payments of $129.4 million on its outstanding debt obligations.
Extinguishment of Debt
During the three months ended March 31, 2024, the Company early extinguished $139.6 million of outstanding fixed-rate term loans related to 5 aircraft. In connection with this debt extinguishment, the Company recorded a gain of $15.0 million within loss (gain) on extinguishment of debt on its condensed consolidated statement of operations for the three months ended March 31, 2024. In addition, during the first quarter 2024, the Company completed five sale-leaseback transactions (on aircraft previously owned by the Company) of which, two resulted in operating leases and three would have been deemed finance leases resulting in failed sale-leaseback transactions. As a result of the three failed sale-leaseback transactions, the Company recorded the related debt of $123.5 million within current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities. Refer to Note 10, Leases for additional information on the five sale-leaseback transactions.
At March 31, 2024, long-term debt principal payments for the next five years and thereafter were as follows:

March 31, 2024
(in millions)
Remainder of 2024	$138.1
2025	1,267.5
2026	674.1
2027	154.7
2028	257.2
2029 and beyond	900.2
Total debt principal payments	$3,391.8

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
8.00% senior secured notes (1)	$23,252	$23,252
Fixed-rate term loans	17,852	9,563
Unsecured term loans	339	336
Class A 2015-1 EETC	2,612	2,824
Class B 2015-1 EETC	442	528
Class C 2015-1 EETC	—	777
Class AA 2017-1 EETC	1,420	1,521
Class A 2017-1 EETC	510	548
Class B 2017-1 EETC	445	476
Class C 2017-1 EETC	—	522
Convertible notes (2)	3,932	7,045
Finance leases	8	8
Commitment and other fees	415	417
Amortization of deferred financing costs	3,582	3,976
Total	$54,809	$51,793
(1) Includes $1.1 million of accretion and $22.2 million of interest expense for the three months ended March 31, 2024. Includes $1.1 million of accretion and $22.2 million of interest expense for the three months ended March 31, 2023.
(2) Includes $4.4 million of amortization of the discount for the convertible notes due 2026 as well as interest expense for the convertible notes due 2025 and 2026, offset by $0.5 million of favorable mark to market adjustments for the convertible notes due 2026 for the three months ended March 31, 2024. Includes $5.4 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, and $1.7 million of unfavorable mark to market adjustments for the convertible notes due 2026 for the three months ended March 31, 2023.

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
Operating expenses per available seat mile (“CASM”) is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. We exclude special charges, loss (gain) on disposal of assets and a litigation loss contingency adjustment recorded in the first quarter of 2024 to determine Adjusted CASM. We believe that also excluding aircraft fuel and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2023 and subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Airlines, headquartered in Dania Beach, Florida, offers affordable travel to value-conscious customers. Our all-Airbus S.A.S. ("Airbus") fleet is one of the youngest and most fuel efficient in the United States. We serve destinations throughout the United States, Latin America and the Caribbean, and are dedicated to giving back and improving those communities. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE").

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three month periods ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Percent Change
	2024	2023
Operating Statistics (unaudited) (A):
Average aircraft	205.3	194.8	5.4%
Aircraft at end of period	207	195	6.2%
Average daily aircraft utilization (hours)	10.4	11.2	(7.1)%
Average stage length (miles)	995	991	0.4%
Departures	71,921	72,749	(1.1)%
Passenger flight segments (PFSs) (thousands)	10,814	10,598	2.0%
Revenue passenger miles (RPMs) (thousands)	10,882,616	10,674,879	1.9%
Available seat miles (ASMs) (thousands)	13,489,019	13,209,136	2.1%
Load factor (%)	80.7%	80.8%	(0.1) pts
Fare revenue per passenger flight segment ($)	48.08	57.45	(16.3)%
Non-ticket revenue per passenger flight segment ($)	68.95	69.91	(1.4)%
Total revenue per passenger flight segment ($)	117.03	127.36	(8.1)%
Average yield (cents)	11.63	12.64	(8.0)%
TRASM (cents)	9.38	10.22	(8.2)%
CASM (cents)	10.92	11.07	(1.4)%
Adjusted CASM (cents)	10.68	10.91	(2.1)%
Adjusted CASM ex-fuel (cents)	7.67	7.22	6.2%
Fuel gallons consumed (thousands)	140,139	142,343	(1.5)%
Average economic fuel cost per gallon ($)	2.90	3.43	(15.5)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
Termination of JetBlue Merger

On July 28, 2022, Spirit entered into an Agreement and Plan of Merger (the “Merger Agreement”) with JetBlue Airways Corporation, a Delaware corporation (“JetBlue”), and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue (“Merger Sub”), pursuant to which and subject to the terms and conditions therein, Merger Sub would have merged with and into Spirit, with Spirit continuing as the surviving entity (the “Merger”).

In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders an approval prepayment amount (the "Approval Prepayment Amount") of $2.50 per share. Additionally, beginning January 2023, and through the termination of the Merger Agreement on March 1, 2024, JetBlue paid on a monthly basis additional prepayments (the "Additional Prepayments") of $0.10 per share of common stock to all Spirit stockholders of record. While the Merger Agreement was in effect, Spirit stockholders received approximately $425 million in total prepayments.

Due to the payment of the Approval Prepayment Amount and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, we announced related adjustments to the conversion rates of our convertible notes due 2025 and our convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. As of March 31, 2024, the conversion rates of the convertible notes due 2025 and 2026 were 97.5929 and 25.3578 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of March 31, 2024, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.393, $19.761 and $29.496, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 643,625.20, 170,230.67 and 99,526.95, respectively.

On March 1, 2024, Spirit, JetBlue and Merger Sub entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Merger Agreement was terminated, effective immediately. We will no longer receive Additional Prepayment Amounts and, therefore, no further adjustments to the conversion rates of our convertible notes due 2025 and convertible notes due 2026 or to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding will be made as a result of the Additional Prepayment Amounts. In addition, under the terms of the Termination Agreement, JetBlue paid us $69.0 million in cash, of which $66.7 million was recorded in other (income) expense within our condensed consolidated statements of operations. The remaining $2.3 million was recorded as a reduction in accounts receivable, net within our condensed consolidated balance sheets related to the amounts owed by JetBlue.

Pratt & Whitney

On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW1100G-JM geared turbo fan ("GTF") fleet, which powers our A320neo family of aircraft. The temporary removal of engines from service has driven and is expected to continue to drive a significant decrease in our near-term growth projections. We have reduced capacity in amounts and timing commensurate with the currently scheduled removal and inspection of these impacted engines, however, we continue to assess the impact on our future capacity plans.

On March 26, 2024, we entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney pursuant to which IAE will provide us with a monthly credit through the end of 2024, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues. The credits will be accounted for as vendor consideration in accordance with ASC 705-20 and will be recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to our progress towards earning the credits. Pratt & Whitney agreed to issue us $30.6 million in credits related to the aircraft on ground ("AOG") days during the three months ended March 31, 2024, of which, we recognized $17.8 million. Of the $17.8 million recognized during the first quarter 2024, we recorded $1.6 million of these credits on our condensed consolidated statements of operations within maintenance, materials and repairs and aircraft rent, and $16.2 million as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on our condensed consolidated balance sheets. The difference remaining will be recognized in the future as reductions in the cost basis of goods and services purchased from Pratt & Whitney.

The estimated impact of the Agreement on our liquidity in 2024 is currently expected to be between $150 million and $200 million, primarily determined by the number of days accumulated in 2024 in which our aircraft are unavailable for operational service due to GTF engine issues. The negotiated compensation, while designed to address some expenses associated with the grounding of our aircraft, does not remediate all financial damages associated with the aircraft grounding. Pursuant to the Agreement, we agreed to release IAE and its affiliates from claims related to the impacted engines that have accrued or may accrue prior to December 31, 2024. The temporary removal of engines from service is expected to continue beyond 2024. We intend to discuss appropriate arrangements with Pratt & Whitney in due course for any of its aircraft that remain unavailable for operational service after December 31, 2024.

Airbus Amendment

On April 3, 2024, we entered into Amendment No. 7 (the "Amendment") to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the "Airbus Purchase Agreement") with Airbus S.A.S. ("Airbus"). The Amendment, (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030-2031, and

(ii) adjusts the delivery periods of option aircraft from 2027-2029 to 2029-2031. There are no changes to the aircraft on order from Airbus that are scheduled to be delivered in 2027-2029. The estimated impact of the deferral of these aircraft on our liquidity in 2024 is approximately $230 million.

The Amendment follows the grounding of many of our aircraft due to the Pratt & Whitney GTF engine availability issues. To ensure that we have the right level of resources to meet this reduced level of aircraft, we have decided to furlough approximately 260 pilots, effective September 1, 2024. The furlough will not result in a substantial financial obligation to our pilots. In addition, we will be closing our Crew Base in Atlantic City. Our scheduled service to Atlantic City will continue to operate as planned and there are no further Crew Base closures currently planned. These initiatives are part of our plan to return to profitability and strengthen our balance sheet.

Summary of Results

For the first quarter of 2024, we had a negative operating margin of 16.4% compared to a negative operating margin of 8.3% in the prior year period. We generated pre-tax loss of $157.1 million and a net loss of $142.6 million on operating revenues of $1,265.5 million. For the first quarter of 2023, we generated a pre-tax loss of $141.6 million and a net loss of $103.9 million on operating revenues of $1,349.8 million.
Our Adjusted CASM ex-fuel for the first quarter of 2024 was 7.67 cents compared to 7.22 cents in the prior year period. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits and aircraft rent.
As of March 31, 2024, we had 207 Airbus A320-family aircraft in our fleet comprised of 14 A319s, 64 A320s, 30 A321s, 12 A321neo and 87 A320neos. As of March 31, 2024, we had 114 A320 family aircraft scheduled for delivery through 2029, of which 20 aircraft are scheduled for delivery during the remainder of 2024.

Comparison of three months ended March 31, 2024 to three months ended March 31, 2023
Operating Revenues

Operating revenues decreased $84.2 million, or 6.2%, to $1,265.5 million for the first quarter of 2024, as compared to the first quarter of 2023, primarily due to a decrease in average yield of 8.0%, partially offset by an increase in traffic of 1.9%, year over year.

Total revenue per passenger flight segment decreased 8.1%, year over year. The decrease in total revenue per passenger flight segment was primarily driven by an 8.0% decrease in average yield, period over period. Fare revenue per passenger flight segment decreased 16.3% and non-ticket revenue per passenger flight segment decreased slightly by 1.4%, as compared to the prior year.

Operating Expenses

Operating expenses increased by $10.7 million to $1,472.9 million for the first quarter of 2024 compared to $1,462.2 million for the first quarter of 2023, primarily due to an increase in salaries, wages and benefits, aircraft rent and special charges partially offset by a decrease in aircraft fuel expense, period over period.
Aircraft fuel expense includes into-plane fuel expense (defined below) and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended March 31, 2024 and 2023.

Aircraft fuel expense decreased by $81.4 million, or 16.7%, from $487.7 million in the first quarter of 2023 to $406.4 million in the first quarter of 2024. This decrease in fuel expense, period over period, was primarily due to a 15.5% decrease in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	140,139	142,343	(1.5)%
Into-plane fuel cost per gallon	$2.90	$3.43	(15.5)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$406,351	$487,711	(16.7)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 15.5% was primarily a result of a decrease in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended March 31, 2024 and 2023, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended March 31,
	2024	2023			2024	2023
	(in thousands)				(in cents)
Aircraft fuel	$406,351	$487,711	$(81,360)	(16.7)%	3.01	3.69	(0.68)	(18.4)%
Salaries, wages, and benefits	431,483	389,185	42,298	10.9%	3.20	2.95	0.25	8.5%
Landing fees and other rents	106,718	97,345	9,373	9.6%	0.79	0.74	0.05	6.8%
Aircraft rent	115,206	85,267	29,939	35.1%	0.85	0.65	0.20	30.8%
Depreciation and amortization	81,346	77,991	3,355	4.3%	0.60	0.59	0.01	1.7%
Maintenance, materials and repairs	54,915	54,414	501	0.9%	0.41	0.41	—	—%
Distribution	45,176	48,017	(2,841)	(5.9)%	0.33	0.36	(0.03)	(8.3)%
Special charges	36,258	13,983	22,275	NM	0.27	0.11	0.16	NM
Loss (gain) on disposal of assets	(3,029)	7,100	(10,129)	NM	(0.02)	0.05	(0.07)	NM
Other operating	198,450	201,156	(2,706)	(1.3)%	1.47	1.52	(0.05)	(3.3)%
Total operating expenses	$1,472,874	$1,462,169	$10,705	0.7%	10.92	11.07	(0.15)	(1.4)%
Adjusted CASM (1)					10.68	10.91	(0.23)	(2.1)%
Adjusted CASM ex-fuel (2)					7.67	7.22	0.45	6.2%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2024		2023
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.92		11.07
Special charges	$36.3	0.27	$14.0	0.11
Loss (gain) on disposal of assets	(3.0)	(0.02)	7.1	0.05
Litigation loss contingency	(1.4)	(0.01)	—	—
Adjusted CASM (cents)		10.68		10.91

(2)Excludes aircraft fuel expense, special charges, loss (gain) on disposal of assets and a litigation loss contingency adjustment recorded in the first quarter of 2024.
Our Adjusted CASM ex-fuel for the first quarter of 2024 was 7.67 cents, compared to 7.22 cents in the prior year period. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits and aircraft rent.
Salaries, wages and benefits for the first quarter of 2024 increased $42.3 million, or 10.9%, as compared to the first quarter of 2023. On a dollar and per-ASM basis, salaries, wages and benefits expense increased due to higher salaries, health benefits expense and 401(k) expense, as compared to the prior year period. The increases in salaries and 401(k) expense were mainly driven by contractual and annual rate increases related to the collective bargaining agreements with our pilots and flight attendants ratified in January 2023 and April 2023, respectively. The increase in health benefits was mainly driven by higher volume and value of claims, as compared to the prior year period.
Landing fees and other rents for the first quarter of 2024 increased $9.4 million, or 9.6%, as compared to the first quarter of 2023. On a dollar and per-ASM basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees, a decrease in signatory adjustment credits and an increase in facility rent and station baggage rent, as compared to the prior year period. These increases were driven by higher rent rates, the addition of new stations as well as new gates at our existing stations and increased market share at high variable cost stations, period over period.
Aircraft rent expense for the first quarter of 2024 increased by $29.9 million, or 35.1%, as compared to the first quarter of 2023. This increase in aircraft rent expense on a dollar and per-ASM basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the first quarter of 2023, we have acquired 25 new aircraft financed under operating leases and completed 25 sale-leaseback transactions (on aircraft previously owned) of which 8 resulted in operating leases.

Depreciation and amortization for the first quarter of 2024 increased by $3.4 million, or 4.3%, as compared to the prior year period. The increase in depreciation and amortization expense on a dollar basis was primarily driven by an increase in computer software in the period related to mobile and web optimization projects. On a per-ASM basis, depreciation and amortization expense remained relatively stable, period over period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs was $27.3 million and $16.4 million for the three months ended March 31, 2024 and 2023, respectively. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were amortized within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $82.3 million and $70.9 million for the first quarter of 2024 and 2023, respectively.
Maintenance, materials and repairs expense for the first quarter of 2024 increased by $0.5 million, or 0.9%, as compared to the first quarter of 2023. On a dollar and per-ASM basis, maintenance, materials and repairs expense remained stable, period over period.

Distribution costs decreased by $2.8 million, or 5.9%, in the first quarter of 2024 as compared to the first quarter of 2023. The decrease on a dollar basis was primarily due to decreased sales volume, which impacts our variable distribution costs such as credit card fees, and a decrease in sales from third-party travel agents. On a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees year over year.

Special charges for the three months ended March 31, 2024 consisted of $28.3 million in legal, advisory and other fees related to the Merger Agreement, as well as $8.0 million related to the retention award program in connection with the Merger Agreement. Special charges for the three months ended March 31, 2023 consisted of $7.2 million in legal, advisory and other fees related to the Merger Agreement with JetBlue and $6.7 million related to our retention award program. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—6. Special Charges."

Loss (gain) on disposal of assets for the three months ended March 31, 2024 primarily consisted of an $8.7 million gain related to 3 aircraft sale leaseback transactions related to new aircraft deliveries, partially offset by a net loss of $3.9 million related to the sale of 5 A319 airframes and 15 A319 engines and a $1.7 million loss related to 2 sale-leaseback transactions on aircraft previously owned. Loss (gain) on disposal of assets for the three months ended March 31, 2023 primarily consisted of $7.8 million related to the loss on two aircraft sale leaseback transactions partially offset by a net gain of $1.2 million related to the sale of four A319 aircraft. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Loss (Gain) on Disposal."

Other operating expenses for the three months ended March 31, 2024 decreased by $2.7 million, or 1.3%, as compared to the three months ended March 31, 2023. The decrease in other operating expenses on a dollar basis was primarily due to a decrease in passenger reaccommodation expense, period over period, as well as a slight decrease in overall operations. As compared to the prior year period, departures decreased by 1.1%. These decreases were partially offset by an increase in ground handling expense as compared to the prior year period. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—3. Current Developments." On a per-ASM basis, other operating expenses decreased primarily due to a decrease in passenger reaccommodation expense, period over period, related to a number of adverse weather events during the first quarter of 2023.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended March 31, 2024 primarily represented interest and accretion related to our 8.00% senior secured notes as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale-leaseback transactions and to the financing of purchased aircraft. In addition, our interest expense for the three months ended March 31, 2024 is comprised of the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the three months ended March 31, 2023, primarily represented interest and accretion related to our 8.00% senior secured notes as well as the interest related to the financing of purchased aircraft, the discount amortization and mark to market adjustments related to our convertible notes due in 2026 and the interest related to our convertible notes.
Our loss (gain) on extinguishment of debt for the three months ended March 31, 2024 was related to the gain recognized from favorable interest rate swap provisions contained in certain debt agreements extinguished in the period, partially offset by the write-offs of related deferred financing costs. Refer to "Notes to Condensed Consolidated Financial Statements —13. Debt and Other Obligations" for more information. We had no loss (gain) on extinguishment of debt for the three months ended March 31, 2023.

Our interest income for the three months ended March 31, 2024 and 2023 primarily represents interest income earned on cash, cash equivalents and short-term investments. During the three months ended March 31, 2024 and 2023, we had interest income of $13.6 million and $15.4 million, respectively.

Other (income) expense for the three months ended March 31, 2024, primarily represents cash received from JetBlue under the terms of the Termination Agreement. Other (income) expense for the three months ended March 31, 2023, primarily represents realized gains and losses related to foreign currency transactions.

Income Taxes

Our effective tax rate for the first quarter of 2024 was 9.2%, compared to 26.6% for the first quarter of 2023. The decrease in the tax rate, as compared to the prior year period, is primarily driven by a change in the annualized effective tax rate which was impacted by an increase in valuation allowances on our deferred tax assets. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets and the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. As of March 31, 2024, we had $1,178.6 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility due in 2024. From time to time and subject to market conditions and any applicable contractual requirements, we may refinance portions of our debt, including our 2025 maturities, which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness pursuant to its terms. Any such action will depend on market conditions and any applicable contractual requirements. We expect to meet our future cash needs for the next twelve months with cash and cash equivalents, cash flows from operations, the implementation of discretionary cost reduction strategies, financing arrangements and compensation from Pratt & Whitney for the loss of utilization of the GTF engines.

On March 26, 2024, we entered into an Agreement with IAE, pursuant to which IAE will provide us with a monthly credit through the end of 2024, subject to certain conditions, as compensation for each of our aircraft made unavailable for operational service due to GTF engine issues. The estimated impact of the Agreement on our liquidity in 2024 is currently expected to be between $150 million and $200 million. In addition, during April 2024, we entered into the Amendment to the Airbus Purchase Agreement, which defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030-2031. The estimated impact of the deferral of these aircraft on our liquidity in 2024 is approximately $230 million. Refer to our Executive Summary above for additional information on the steps we have taken to increase liquidity and strengthen our financial position.

As of March 31, 2024, we had $25.1 million recorded within long-term debt, net and finance leases, less current maturities on our condensed consolidated balance sheets related to our convertible notes due 2025. As of March 31, 2024, the convertible notes due 2025 did not qualify for conversion by noteholders through June 30, 2024. As of March 31, 2024, we had $475.5 million, net of the related unamortized debt discount of $24.5 million, recorded within long-term debt, net and finance leases, less current maturities on our condensed consolidated balance sheets related to our convertible notes due 2026. As of March 31, 2024, the convertible notes due 2026 did not qualify for conversion by noteholders through June 30, 2024. Refer to "Notes to Condensed Consolidated Financial Statements —13. Debt and Other Obligations" for additional information on the convertible notes due 2025 and the convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the three months ended March 31, 2024, we took delivery of four aircraft under direct operating leases, three aircraft under sale leaseback transactions and one spare engine purchased with cash. During the three months ended March 31, 2024, we made $69.3 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the three months ended March 31, 2024, we received $30.4 million in PDPs, net of payments, and $5.7 million of capitalized interest for future deliveries of aircraft and spare engines. As of March 31, 2024, we had $443.5 million of pre-delivery deposits on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of March 31, 2024, we had secured financing for 18 aircraft to be leased directly from third-party lessors and 15 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2025. We do not have financing commitments in place for the remaining 81 Airbus firm aircraft orders, scheduled for delivery through 2029. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity, and capital market availability.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in the three months ended March 31, 2024 used $137.0 million in cash compared to $140.8 million provided in the three months ended March 31, 2023. Cash used by operating activities in the three months ended March 31, 2024 was primarily related to the net loss in the period as well as a decrease in other liabilities and an increase in deposits and other assets. These increases were partially offset by an increase in air traffic liability, as well as higher non-cash expense of depreciation and amortization.

Net Cash Flows Provided (Used) By Investing Activities. During the three months ended March 31, 2024, investing activities provided $98.8 million, compared to $67.6 million used in the prior year period. Cash provided by investing activities during the three months ended March 31, 2024 was primarily related to cash proceeds from the sale of property and equipment, partially offset by the cash used to purchase property and equipment.

Net Cash Flows Used In Financing Activities. During the three months ended March 31, 2024, financing activities used $48.1 million in cash compared to $131.8 million used in the three months ended March 31, 2023. During the three months ended March 31, 2024, the amount of cash used was mainly driven by cash payments to extinguish debt early and payments on debt obligations, partially offset by the proceeds of the issuance of long-term debt. Refer to "Notes to Consolidated Financial Statements —13. Debt and Other Obligations" for additional information.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of March 31, 2024, our aircraft orders consisted of 96 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2029. Of these 96 aircraft, we have 5 aircraft scheduled for delivery in the remainder of 2024 and 18 aircraft scheduled for delivery in 2025. As of March 31, 2024, we had secured financing for the 15 aircraft scheduled for delivery from Airbus through 2025, which will be financed through sale leaseback transactions. As of March 31, 2024, we did not have financing commitments in place for the remaining 81 Airbus aircraft on firm order through 2029. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the flight equipment purchase obligations in the table below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of March 31, 2024, we were committed to purchase 18 PW1100G-JM spare engines, with deliveries through 2029.

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

In addition to the Airbus Purchase Agreement, as of March 31, 2024, we had secured 18 direct leases for aircraft with third-party lessors, with deliveries in the remainder of 2024 through 2025. As of March 31, 2024, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $46.3 million for the remainder of 2024, $137.0 million in 2025, $154.4 million in 2026, $154.4 million in 2027, $154.4 million in 2028, and $1,206.2 million in 2029 and beyond.

We have significant obligations for aircraft and spare engines, as we had 144 leased aircraft, of which 126 aircraft were financed under operating leases and 18 aircraft would have been deemed finance leases resulting in failed sale-leaseback transactions, and 6 spare engines financed under operating leases. Aircraft rent payments were $118.2 million and $87.0 million for the three months ended March 31, 2024 and March 31, 2023, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $16.9 million and $1.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively, for aircraft which would have been deemed finance leases resulting in failed sale-leaseback transactions.

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

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt and lease arrangements. The following table discloses aggregate information about our contractual obligations as of March 31, 2024 and the periods in which payments are due (in millions):

	Remainder of 2024	2025 - 2026	2027 - 2028	2029 and beyond	Total
Long-term debt (1)	$138	$1,942	$412	$900	$3,392
Interest and fee commitments (2)	140	252	134	253	779
Finance and operating lease obligations	367	921	838	4,164	6,290
Flight equipment purchase obligations (3)	378	2,052	2,135	924	5,489
Other (4)	54	52	20	—	126
Total future payments on contractual obligations	$1,077	$5,219	$3,539	$6,241	$16,076

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans (includes failed sale-leaseback transactions), unsecured term loans, Class A and Class B Series 2015-1 EETCs, Class AA, Class A and Class B Series 2017-1 EETCs and convertible notes. Refer to "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans (includes failed sale-leaseback transactions), unsecured term loans, Class A and Class B Series 2015-1 EETCs, Class AA, Class A and Class B Series 2017-1 EETCs and convertible notes. Includes interest accrued as of March 31, 2024 related to our variable-rate revolving credit facility.
(3) Includes estimated amounts for contractual price escalations and PDPs, as of March 31, 2024.
(4) Primarily related to our reservation system, construction commitments related to our new headquarters campus and residential building and other miscellaneous subscriptions and services. Refer to "Notes to Condensed Consolidated Financial Statements—11. Commitments and Contingencies."

On April 3, 2024, we entered into the Amendment to the Airbus Purchase Agreement. The Amendment (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030-2031 and (ii) adjusts the delivery periods of option aircraft from 2027-2029 to 2029-2031. Refer to "Notes to Condensed Consolidated Financial Statements—3. Current Developments" for further discussion on the Amendment to the Airbus Purchase Agreement.

During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we currently have our new headquarters campus and a 200-unit residential building. Operating lease commitments related to this lease are included in the table above under the caption "Finance and operating lease obligations." For more detailed information, please refer to “Notes to Condensed Consolidated Financial Statements—10. Leases." Commitments related to the construction of the headquarters campus and the 200-unit residential building are included in the table above under the caption "Other."

Off-Balance Sheet Arrangements
As of March 31, 2024, we had lines of credit related to corporate credit cards of $6.1 million, collateralized by a $6.0 million letter of credit, from which we had drawn $1.0 million.

As of March 31, 2024, we had lines of credit with counterparties for derivatives in the amount of $3.5 million. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of March 31, 2024, we did not hold any derivatives.
As of March 31, 2024, we had $11.9 million in surety bonds, collateralized by a letter of credit for approximately 50% of the outstanding amount, and $85.0 million in standby letters of credit, collateralized by $85.0 million of restricted cash, representing an off-balance sheet commitment, of which $63.0 million were issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding special charges, loss (gain) on disposal of assets and a litigation loss contingency adjustment recorded in the first quarter of 2024, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, special charges, loss (gain) on disposal of assets and a litigation loss contingency adjustment recorded in the first quarter of 2024, divided by ASMs.
“AFA-CWA” means the Association of Flight Attendants-CWA.
“Air traffic liability” or “ATL” means the value of tickets sold in advance of travel.
“ALPA” means the Air Line Pilots Association, International.
“AMFA” means the Aircraft Mechanics Fraternal Association.

“AOG” means Aircraft on Ground.
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
“Average stage length” represents the average number of miles flown per flight during which the aircraft is in revenue service.
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
“Revenue passenger mile” or “RPM” means one revenue passenger transported one mile. RPMs equal revenue passengers multiplied by miles flown, also referred to as “traffic.”
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2024 represented approximately 27.6% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $174 million. As of March 31, 2024, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $113.9 million as of March 31, 2024.

Fixed-Rate Debt. As of March 31, 2024, we had $1,620.4 million outstanding in fixed-rate debt related to 39 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $1,569.3 million. In addition, as of March 31, 2024, we had $1,110.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $1,112.2 million and $129.3 million. As of March 31, 2024, we also had $525.1 million outstanding in convertible debt which had a fair value of $259.0 million.

Variable-Rate Debt. As of March 31, 2024, we did not have any outstanding variable-rate long term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended March 31, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
In 2017, a purported class action lawsuit was filed against us in the Eastern District of New York ("EDNY"), styled Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to our practice of charging fees for ancillary products and services. In June 2023, we reached a tentative settlement in mediation for a maximum amount of $8.3 million. The EDNY issued a preliminary approval order on September 21, 2023, and the final approval hearing was held on December 11, 2023. The total amount paid depends on a number of factors, including participation of class members and any conditions on the settlement approved by the EDNY. As of December 31, 2023, our best estimate of the probable loss associated with the settlement was $6.0 million recorded in other operating expenses within our consolidated statements of operations. During the first quarter 2024, the estimated probable loss recorded was reduced by $1.4 million. In addition, we have already paid $3.2 million of the estimated probable loss. As of March 31, 2024, the remaining accrual of $1.3 million is recorded in other current liabilities within our consolidated balance sheets.
On February 27, 2023, ALPA filed a grievance against us claiming that we violated the collective bargaining agreement (“CBA”) by excluding its pilots from our retention award programs granted as part of the former merger agreement with Frontier Airlines (the "Former Frontier Merger Agreement") and the former Merger Agreement with JetBlue. On September 8, 2023, we filed a motion to dismiss the grievance, as we do not believe that ALPA filed the grievance within the timeline set forth in the CBA. As of March 31, 2024, the potential outcomes of this claim cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
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

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024, other than the update of the following risk factor and the removal of all risk factors under the heading “Risks Related to Recent Events”. Investors are urged to review all such risk factors carefully.

We rely on third-party service providers to perform functions integral to our operations.

We have entered into agreements with third-party service providers to furnish certain facilities and services required for our operations, including ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations, technology upgrades, credit card processing and airports as well as other administrative and support services. We are likely to enter into similar service agreements as current service agreements expire and/or in new markets we decide to enter, and there can be no assurance that we will be able to obtain the necessary services at acceptable terms and rates.

Prior to the expiration of agreements with third parties that provide us with our ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations, technology upgrades, credit card processing, airports, and other service providers, we seek to negotiate the terms and conditions of new service agreements (with current or other eligible service providers) to avoid disruption or lapses in continued services provided to our operations. However, we cannot ensure that we will be able to obtain necessary services at acceptable terms and rates following the expiration of current agreements. Any lapses in continued services related to our operation or the failure to obtain the necessary services may have an adverse impact on our business and operations. In addition, although we seek to monitor the performance of third-party service providers, the efficiency, timeliness and quality of contract performance by third-party service providers are often beyond our control, and any failure by our service providers to perform their contracts, including as a result of operational failures or a force majeure, may have an adverse impact on our business and operations. For example, in 2008, our call center provider went bankrupt. Though we were able to quickly switch to an alternative vendor, we experienced a significant business disruption during the transition period and a similar disruption could occur in the future if we changed call center providers or if an existing provider ceased to be able to serve us. We expect to be dependent on such third-party arrangements for the foreseeable future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the first quarter of 2024. All stock repurchases during this period were made from employees who received restricted stock and performance share awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 1-31, 2024	83,775	$7.07	—	$—
February 1-29, 2024	—	—	—	—
March 1-31, 2024	7,606	5.75	—	—
Total	91,381	$6.96	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

None.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.2	Form of Performance Share Award Grant Notice and Performance Share Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.3	Form of Time-based Cash Award Agreement (2-year vesting) for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.4	Form of Time-based Cash Award Agreement (3-year vesting) for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan.

10.5
Termination Agreement, dated March 1, 2024, by and among JetBlue Airways Corporation, Sundown Acquisition Corp. and Spirit Airlines, Inc. filed as Exhibit 10.1 to the Company's Form 8-K dated March 4, 2024, is hereby incorporated by reference.

10.6#	PW1100 AOG Special Support Letter Agreement, dated March 26, 2024, by and between International Aero Engines, LLC and Spirit Airlines, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.
#	Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

May 3, 2024	By:	/s/ Scott M. Haralson
Scott M. Haralson
Executive Vice President and Chief Financial Officer