Form 10-Q
period 2024-06-30
Spirit Airlines, Inc.
filed 2024-08-01
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on July 24, 2024:

Class	Number of Shares
Common Stock, $0.0001 par value	109,518,296
1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating revenues:
Passenger	$1,253,803	$1,410,061	$2,493,113	$2,737,534
Other	27,086	22,411	53,313	44,712
Total operating revenues	1,280,889	1,432,472	2,546,426	2,782,246

Operating expenses:
Aircraft fuel	407,296	391,032	813,647	878,743
Salaries, wages and benefits	418,378	407,705	849,861	796,890
Landing fees and other rents	116,064	106,487	222,782	203,832
Aircraft rent	125,339	92,101	240,545	177,368
Depreciation and amortization	84,486	80,542	165,832	158,533
Maintenance, materials and repairs	52,453	56,825	107,368	111,239
Distribution	45,923	50,701	91,099	98,718
Special charges (credits)	(381)	19,972	35,877	33,955
Loss (gain) on disposal of assets	(14,047)	802	(17,076)	7,902
Other operating	197,890	206,094	396,340	407,250
Total operating expenses	1,433,401	1,412,261	2,906,275	2,874,430

Operating income (loss)	(152,512)	20,211	(359,849)	(92,184)

Other (income) expense:
Interest expense	54,307	28,880	109,116	80,673
Loss (gain) on extinguishment of debt	—	—	(14,996)	—
Capitalized interest	(5,689)	(8,445)	(15,692)	(16,093)
Interest income	(12,169)	(15,962)	(25,759)	(31,396)
Other (income) expense	665	766	(65,825)	1,308
Total other (income) expense	37,114	5,239	(13,156)	34,492

Income (loss) before income taxes	(189,626)	14,972	(346,693)	(126,676)
Provision (benefit) for income taxes	3,301	17,321	(11,131)	(20,416)

Net income (loss)	$(192,927)	$(2,349)	$(335,562)	$(106,260)
Basic earnings (loss) per share	$(1.76)	$(0.02)	$(3.07)	$(0.97)
Diluted earnings (loss) per share	$(1.76)	$(0.02)	$(3.07)	$(0.97)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(192,927)	$(2,349)	$(335,562)	$(106,260)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $3, $(102), $23 and $(51)	(15)	43	(127)	216
Interest rate derivative loss reclassified into earnings, net of taxes of $4, $(10), $10 and $2	14	53	28	86
Other comprehensive income (loss)	$(1)	$96	$(99)	$302
Comprehensive income (loss)	$(192,928)	$(2,253)	$(335,661)	$(105,958)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$724,794	$865,211
Restricted cash	120,579	119,400
Short-term investment securities	115,290	112,501
Accounts receivable, net	216,650	205,468
Prepaid expenses and other current assets	247,952	209,547
Total current assets	1,425,265	1,512,127

Property and equipment:
Flight equipment	3,775,788	3,961,785
Ground property and equipment	785,335	726,364
Less accumulated depreciation	(1,224,788)	(1,169,021)
	3,336,335	3,519,128
Operating lease right-of-use assets	4,156,810	3,561,028
Pre-delivery deposits on flight equipment	307,140	480,717
Deferred heavy maintenance, net	306,746	313,505
Other long-term assets	27,160	30,732
Total assets	$9,559,456	$9,417,237

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$70,014	$42,098
Air traffic liability	496,985	383,751
Current maturities of long-term debt, net, and finance leases	142,815	315,580
Current maturities of operating leases	243,528	224,865
Other current liabilities	557,806	705,298
Total current liabilities	1,511,148	1,671,592

Long-term debt, net and finance leases, less current maturities	3,124,079	3,055,221
Operating leases, less current maturities	3,895,269	3,298,871
Deferred income taxes	96,450	107,761
Deferred gains and other long-term liabilities	122,848	149,450
Shareholders’ equity:
Common stock	11	11
Additional paid-in-capital	1,169,904	1,158,278
Treasury stock, at cost	(81,280)	(80,635)
Retained earnings (deficit)	(278,807)	56,755
Accumulated other comprehensive income (loss)	(166)	(67)
Total shareholders’ equity	809,662	1,134,342
Total liabilities and shareholders’ equity	$9,559,456	$9,417,237
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities:
Net income (loss)	$(335,562)	$(106,260)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Losses reclassified from other comprehensive income	38	88
Share-based compensation	3,422	6,753
Allowance for doubtful accounts (recoveries)	823	6
Amortization of debt issuance costs	7,069	7,829
Depreciation and amortization	165,832	158,533
Accretion of 8.00% senior secured notes	2,105	2,105
Amortization of debt discount	5,767	2,378
Deferred income tax benefit	(11,345)	(20,998)
Loss (gain) on disposal of assets	(17,076)	7,902
Changes in operating assets and liabilities:
Accounts receivable, net	(12,005)	10,531
Deposits and other assets	(28,990)	(7,339)
Deferred heavy maintenance	(49,224)	(98,656)
Accounts payable	(2,599)	(500)
Air traffic liability	113,234	50,059
Other liabilities	(110,370)	119,309
Other	(1,112)	(1,028)
Net cash provided by (used in) operating activities	(269,993)	130,712

Investing activities:
Purchase of available-for-sale investment securities	(94,724)	(55,610)
Proceeds from the maturity and sale of available-for-sale investment securities	94,100	54,410
Proceeds from sale of property and equipment	161,581	36,151
Pre-delivery deposit payments on flight equipment	(1,836)	(70,648)
Pre-delivery deposit refunds on flight equipment	163,995	55,514
Capitalized interest	(10,849)	(10,863)
Assets under construction for others	395	—
Purchase of property and equipment	(60,551)	(130,979)
Net cash provided by (used in) investing activities	252,111	(122,025)
Financing activities:
Proceeds from issuance of long-term debt	123,500	—
Payments on debt obligations	(119,632)	(241,819)
Payments for the early extinguishment of debt	(124,007)	—
Payments on finance lease obligations	(177)	(293)
Reimbursement for assets under construction for others	(395)	—
Repurchase of common stock	(645)	(1,674)
Debt issuance costs	—	(555)
Net cash provided by (used in) financing activities	(121,356)	(244,341)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(139,238)	(235,654)
Cash, cash equivalents, and restricted cash at beginning of period (1)	984,611	1,465,742
Cash, cash equivalents, and restricted cash at end of period (1)	$845,373	$1,230,088
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$83,671	$69,466
Income taxes paid (received), net	$7,050	$1,197
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$249,778	$186,225
Financing cash flows for finance leases	$17	$18
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$274	$145
Capital expenditures funded by operating lease borrowings	$731,365	$445,969
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in the Company's condensed consolidated statement of cash flows.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Six Months Ended June 30, 2023
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$11	$1,146,015	$(77,998)	$504,219	$(596)	$1,571,651
Convertible debt conversions	—	300	—	—	—	300
Share-based compensation	—	3,273	—	—	—	3,273
Repurchase of common stock	—	—	(1,673)	—	—	(1,673)
Changes in comprehensive income (loss)	—	—	—	—	206	206
Net income (loss)	—	—	—	(103,911)	—	(103,911)
Balance at March 31, 2023	$11	$1,149,588	$(79,671)	$400,308	$(390)	$1,469,846
Share-based compensation	—	3,480	—	—	—	3,480
Repurchase of common stock	—	—	(1)	—	—	(1)
Changes in comprehensive income (loss)	—	—	—	—	96	96
Net income (loss)	—	—	—	(2,349)	—	(2,349)
Balance at June 30, 2023	$11	$1,153,068	$(79,672)	$397,959	$(294)	$1,471,072

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$11	$1,158,278	$(80,635)	$56,755	$(67)	$1,134,342
Derivative liability	—	8,204	—	—	—	8,204
Share-based compensation	—	3,080	—	—	—	3,080
Repurchase of common stock	—	—	(636)	—	—	(636)
Changes in comprehensive income (loss)	—	—	—	—	(98)	(98)
Net income (loss)	—	—	—	(142,635)	—	(142,635)
Balance at March 31, 2024	$11	$1,169,562	$(81,271)	$(85,880)	$(165)	$1,002,257
Share-based compensation	—	342	—	—	—	342
Repurchase of common stock	—	—	(9)	—	—	(9)
Changes in comprehensive income (loss)	—	—	—	—	(1)	(1)
Net income (loss)	—	—	—	(192,927)	—	(192,927)
Balance at June 30, 2024	$11	$1,169,904	$(81,280)	$(278,807)	$(166)	$809,662
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Spirit Airlines, Inc. (“Spirit”) and its consolidated subsidiaries (together with Spirit, the “Company”).

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 9, 2024.

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

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business.

The Company has been impacted by an increasingly challenging pricing environment. Moreover, the expected short-term impact of certain policy changes, such as the removal of change and cancel fees, have negatively affected revenue performance. The Company expects these trends to continue for at least the remainder of 2024, which may create uncertainty in operating results.

The Company is currently in discussions with representatives of certain of its bondholders to negotiate the terms for refinancing or extending its existing 8.00% senior secured notes due in September 2025, as well as representatives of certain of its convertible notes due 2026. There is no guarantee that the Company will be able to extend or refinance its existing 8.00% senior secured notes due in September 2025 or its convertible notes due 2026. Absent additional amendment to the Company's agreement with its credit card processor, the failure to refinance or extend the specified minimum outstanding principal amount of the Company's 8.00% senior secured notes due 2025 by September 20, 2024, will result in an advancement of the termination date of such agreement from December 31, 2025 to December 31, 2024. That may, in turn, compel management to pursue further negotiations with the Company's credit card processor and other parties, or may require various additional measures to conserve or raise additional liquidity, including further recapitalizing or restructuring the business. In addition, the Company is pursuing plans to refinance the fixed-rate debt associated with the Company's owned aircraft. There can be no guarantee that such measures will be successful.

The Company has assessed the impact of the current pricing environment and its planned policy changes on its liquidity requirements over the next 12 months and has concluded that it is probable the Company will have sufficient liquidity to meet its future cash needs with cash and cash equivalents, cash flows from operations, the implementation of discretionary cost reduction strategies, execution of planned sale leaseback transactions related to owned aircraft and, in the event the specified minimum outstanding principal amount of its existing 8.00% senior secured notes due in September 2025 is not extended or refinanced prior to September 20, 2024, renegotiation of terms with the credit card processor and other parties to facilitate payment processing.

2. Recent Accounting Developments

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard improves reportable segment disclosure requirements by expanding annual and interim disclosure requirements for reportable segments, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. This standard is effective for the Company for fiscal years beginning January 1, 2024 and for interim periods beginning January 1, 2025. Early adoption is permitted. The Company is currently evaluating the impact of the amendment, which is not expected to be material.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2025, on a prospective or retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this new standard.

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

On March 1, 2024, Spirit, JetBlue and Merger Sub entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Merger Agreement was terminated, effective immediately. JetBlue ceased paying Additional Prepayment Amounts and, therefore, no further adjustments to the conversion rates of the Company's convertible notes due 2025 and convertible notes due 2026 or to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding were made in connection with the Merger Agreement. As of June 30, 2024, the conversion rates of the convertible notes due 2025 and 2026 were 97.5929 and 25.3578 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of June 30, 2024, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.393, $19.761 and $29.496, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 643,625.20, 170,230.67 and 99,526.95, respectively.

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

Pratt & Whitney

On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW 1100G-JM geared turbo fan (“GTF”) fleet, which powers the Company's A320neo family of aircraft. The temporary removal of engines from service has driven and is expected to continue to drive a significant decrease in the Company's near-term growth projections. The Company has reduced capacity in amounts and timing commensurate with the currently scheduled removal and inspection of these impacted engines, however, the Company continues to assess the impact on its future capacity plans.

On March 26, 2024, the Company entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE will provide the Company with a monthly credit, subject to certain conditions, as compensation for each of the Company's aircraft unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024. The credits are accounted for as vendor consideration in accordance with ASC 705-20 and are recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to the Company’s progress towards earning the credits. Pratt & Whitney agreed to issue the Company $93.9 million in credits related to the aircraft on ground ("AOG") days through June 30, 2024. During the three and six months ended June 30, 2024, the Company recognized $57.1 million and $75.0 million, respectively. Of the amounts recognized, as of June 30, 2024, the Company had recorded $67.8 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on the Company's condensed consolidated balance sheets. During the three and six months ended June 30, 2024, the Company recorded $5.5 million and $7.1 million of these credits, respectively, on the Company's condensed consolidated statements of operations within maintenance, materials and repairs and aircraft rent. In addition, during the three and six months ended June 30, 2024, the Company recognized a benefit of $1.5 million in depreciation and amortization within the Company's condensed consolidated statements of operations related to credits recognized as a reduction of the costs basis of assets purchased from IAE. The difference remaining between the amount of credits Pratt & Whitney agreed to issue and the amount the Company has recognized will be recognized in the future as reductions in the cost basis of goods and services purchased from Pratt & Whitney.

The temporary removal of engines from service is expected to continue beyond 2024. The Company intends to discuss appropriate arrangements with Pratt & Whitney in due course for any of its aircraft that remain unavailable for operational service after December 31, 2024.

4. Revenue

Operating revenues are comprised of passenger revenues, which include fare and non-fare revenues, and other revenues. The following table shows disaggregated operating revenues for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating revenues:
Fare	$531,652	$647,344	$1,051,594	$1,256,205
Non-fare	722,151	762,717	1,441,519	1,481,329
Total passenger revenues	1,253,803	1,410,061	2,493,113	2,737,534
Other	27,086	22,411	53,313	44,712
Total operating revenues	$1,280,889	$1,432,472	$2,546,426	$2,782,246

The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the DOT are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
DOT—Domestic	$1,141,272	$1,244,818	$2,235,762	$2,420,554
DOT—Latin America	139,617	187,654	310,664	361,692
Total	$1,280,889	$1,432,472	$2,546,426	$2,782,246
The Company defers the amount for award travel obligations as part of loyalty deferred revenue within air traffic liability ("ATL") on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.

As of June 30, 2024 and December 31, 2023, the Company had ATL balances of $497.0 million and $383.8 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

Loyalty Programs

The Company operates the Spirit Saver$ Club®, which is a subscription-based loyalty program that allows members access to unpublished, extra-low fares as well as discounted prices on bags and seats, shortcut boarding and security, "Flight Flex" flight modification product, and exclusive offers on hotels, rental cars and other travel necessities. The Company also operates the Free Spirit loyalty program, which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit loyalty program members earn and accrue points for dollars spent on Spirit for flights and other non-fare services as well as services from non-air partners such as retail merchants, hotels or car rental companies. Customers can also earn points based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell points. The Company's co-branded credit card agreement provides for joint marketing pursuant to which cardholders earn points by making purchases using co-branded cards. Points earned and accrued by Free Spirit loyalty program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel. The Company's agreement with the administrator of the Free Spirit affinity credit card program expires on December 31, 2028.

5. Loss (Gain) on Disposal

During the three and six months ended June 30, 2024, the Company recorded a gain of $14.0 million and $17.1 million, respectively, in loss (gain) on disposal of assets in the condensed consolidated statements of operations. Loss (gain) on disposal of assets for the three months ended June 30, 2024, included a $13.3 million gain recorded as a result of four aircraft sale leaseback transactions related to new aircraft deliveries completed during the three months ended June 30, 2024. Loss (gain) on disposal of assets for the six months ended June 30, 2024, included a $22.0 million gain recorded as a result of seven aircraft sale leaseback transactions related to new aircraft deliveries completed during the six months ended June 30, 2024.

During the three months ended June 30, 2024, the Company completed the sale of 5 A319 airframes and 9 A319 engines and recorded a related net gain of $0.6 million. During the six months ended June 30, 2024, the Company completed the sale of 10 A319 airframes and 24 A319 engines and recorded a related net loss of $3.3 million

In addition, during the first quarter of 2024, the Company completed five sale leaseback transactions (on aircraft previously owned by the Company) of which two resulted in operating leases and three would have been deemed finance leases resulting in failed sale leaseback transactions. As a result of the two sale leaseback transactions that resulted in operating leases, the Company recorded a related loss of $1.7 million within loss (gain) on disposal of assets during the six months ended June 30, 2024. Refer to Note 10, Leases for additional information on the five sale leaseback transactions.

During the three and six months ended June 30, 2023, the Company recorded a loss of $0.8 million and $7.9 million, respectively, in loss (gain) on disposal of assets in the condensed consolidated statements of operations. Loss (gain) on disposal of assets for the three months ended June 30, 2023 included a $1.2 million gain related to three aircraft sale leaseback transactions completed during the second quarter of 2023. Loss (gain) on disposal of assets for the six months ended June 30, 2023 included a $6.6 million loss related to five aircraft sale leaseback transactions completed during the first and second quarters 2023.

In addition, during the three months ended June 30, 2023, the Company completed the sale of three A319 airframes and four A319 engines and recorded a related net gain of $0.3 million. During the six months ended June 30, 2023, the Company completed the sale of 7 A319 airframes and 11 A319 engines and recorded a related net gain of $1.5 million. In addition, the Company recorded $2.3 million and $2.8 million in losses recorded during the three and six months ended June 30, 2023, respectively, related to the write-off of obsolete assets and other adjustments.

6. Special Charges (Credits)

During the three months ended June 30, 2024, the Company recorded $0.4 million in net credits within special charges (credits) on the Company's condensed consolidated statements of operations in legal, advisory and other fees related to the former Merger Agreement with JetBlue entered into on July 28, 2022 and terminated on March 1, 2024.

During the six months ended June 30, 2024, the Company recorded $27.9 million within special charges (credits) on the Company's condensed consolidated statements of operations in legal, advisory and other fees related to the former Merger Agreement with JetBlue. In addition, as part of the former JetBlue Merger Agreement, the Company implemented an employee retention award program (the "JetBlue Retention Award Program") during the third quarter of 2022. This amount was paid to the Company's employees in two installments. The first installment was paid in July 2023 and the second installment was paid in March 2024 upon termination of the former JetBlue Merger Agreement. During the six months ended June 30, 2024, the Company recorded $8.0 million within special charges (credits) on the Company's condensed consolidated statements of operations, related to the Company's JetBlue Retention Award Program.

During the three and six months ended June 30, 2023, the Company recorded $13.1 million and $20.4 million, respectively, within special charges (credits) on the Company's condensed consolidated statements of operations in legal, advisory and other fees related to the Merger Agreement with JetBlue entered into on July 28, 2022. In addition, during the three and six months ended June 30, 2023, the Company recorded $6.9 million and $13.6 million, respectively, within special charges (credits) on the Company's condensed consolidated statements of operations, related to the Company's JetBlue Retention Award Program.

7. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except per-share amounts)
Numerator
Net income (loss)	$(192,927)	$(2,349)	$(335,562)	$(106,260)
Denominator
Weighted-average shares outstanding, basic	109,506	109,161	109,468	109,136
Effect of dilutive shares	—	—	—	—
Adjusted weighted-average shares outstanding, diluted	109,506	109,161	109,468	109,136
Earnings (loss) per share
Basic earnings (loss) per common share	$(1.76)	$(0.02)	$(3.07)	$(0.97)
Diluted earnings (loss) per common share	$(1.76)	$(0.02)	$(3.07)	$(0.97)
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

As of June 30, 2024 and December 31, 2023, the Company had $115.3 million and $112.5 million, respectively, in short-term available-for-sale investment securities. During the six months ended June 30, 2024 and 2023, these investments earned interest income at a weighted-average fixed rate of approximately 5.0% and 4.1%, respectively. For the three and six months ended June 30, 2024, an unrealized loss of $15 thousand and $127 thousand, net of deferred taxes, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and six months ended June 30, 2023, an unrealized gain of $36 thousand and $221 thousand, net of deferred taxes, respectively, was recorded within AOCI related to these investment securities. For the three and six months ended June 30, 2024 and June 30, 2023, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of June 30, 2024 and December 31, 2023, $95 thousand and $32 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

9. Accrued Liabilities

Other current liabilities as of June 30, 2024 and December 31, 2023 consisted of the following:

	June 30, 2024	December 31, 2023
	(in thousands)
Salaries, wages and benefits	$173,592	$187,723
Federal excise and other passenger taxes and fees payable	125,565	104,447
Airport obligations	94,452	125,278
Aircraft maintenance	53,191	58,800
Interest payable	26,185	24,732
Aircraft and facility lease obligations	18,929	36,115
Fuel	10,870	64,149
Other	55,022	104,054
Other current liabilities	$557,806	$705,298

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
During the six months ended June 30, 2024, the Company took delivery of eight aircraft under direct operating leases, seven aircraft under sale leaseback transactions and purchased three spare engines with cash. As of June 30, 2024, the Company had a fleet consisting of 210 A320 family aircraft. As of June 30, 2024, the Company had 134 aircraft financed under operating leases with lease term expirations between 2025 and 2042. In addition, the Company owned 58 aircraft, of which 7 were unencumbered, as of June 30, 2024. The Company also had 18 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 13, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of June 30, 2024, the Company also had 6 spare engines financed under operating leases with lease term expiration dates ranging from 2024 to 2033 and owned 31 spare engines, of which, as of June 30, 2024, 10 were unencumbered and 21 were pledged as collateral under the Company's revolving credit facility.

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

As of June 30, 2024, the Company's finance lease obligations primarily related to the lease of computer equipment used by the Company's flight crews and office equipment. Payments under these finance lease agreements are fixed for terms ranging from four to five years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of June 30, 2024. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2024	$134	$259,723	$3,021	$262,878
2025	219	507,170	4,143	511,532
2026	141	480,856	3,994	484,991
2027	93	464,897	3,166	468,156
2028	67	444,130	1,754	445,951
2029 and thereafter	6	4,531,217	143,341	4,674,564
Total minimum lease payments	$660	$6,687,993	$159,419	$6,848,072
Less amount representing interest	65	2,575,753	132,862	2,708,680
Present value of minimum lease payments	$595	$4,112,240	$26,557	$4,139,392
Less current portion	215	239,973	3,555	243,743
Long-term portion	$380	$3,872,267	$23,002	$3,895,649
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $3.8 million for the remainder of 2024 and none for 2025 and beyond.

The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Finance lease cost
Amortization of leased assets	$78	$102	$152	$261
Interest of lease liabilities	9	8	17	18
Operating lease cost
Operating lease cost (1)	124,703	91,146	241,866	175,361
Short-term lease cost (1)	10,975	11,464	21,137	22,369
Variable lease cost (1)	58,629	54,246	113,529	106,901
Total lease cost	$194,394	$156,966	$376,701	$304,910
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	June 30, 2024	June 30, 2023
Weighted-average remaining lease term
Operating leases	15.0 years	15.0 years
Finance leases	3.2 years	2.5 years
Weighted-average discount rate
Operating leases	7.05%	6.50%
Finance leases	5.65%	4.38%

11. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2024, the Company's total firm aircraft orders consisted of 92 A320 family aircraft with Airbus S.A.S. ("Airbus"), including A320neos and A321neos, with deliveries expected through 2031. On April 3, 2024, the Company entered into Amendment No. 7 (the "Amendment") to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the "Airbus Purchase Agreement") with Airbus. The Amendment (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030-2031, and (ii) adjusts the delivery periods of option aircraft from 2027-2029 to 2029-2031. As of June 30, 2024, the Company had secured financing for 9 aircraft scheduled for delivery from Airbus through 2030, which will be financed through sale leaseback transactions. As of June 30, 2024, the Company did not have financing commitments in place for the remaining 83 Airbus aircraft on firm order through 2031. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus as of June 30, 2024 are included within the purchase commitments below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.
Direct Lease and PDP Transactions
On July 30, 2024, the Company entered into a direct lease transaction (the “Direct Lease Transaction”) with AerCap Holdings N.V. (“AerCap”) for 36 aircraft currently scheduled for delivery between 2027 and 2028 (the “Leased Aircraft”) which were originally part of the Company’s order book. Under the terms of the transaction, AerCap will assume the delivery positions for the Leased Aircraft and related pre-delivery payment ("PDP") obligations. AerCap has agreed to lease each Leased Aircraft to the Company upon delivery by Airbus. Each of the leases will have fixed rent payments.

In connection with the Direct Lease Transaction, on July 30, 2024, the Company entered into a transaction (the “PDP Transaction”) whereby an amount equal to certain PDPs with respect to 52 aircraft currently scheduled for delivery between 2029 and 2031 (the “Other Aircraft”) subject to the “Airbus Purchase Agreement” was paid to the Company (the “Funded PDPs”) at closing of the PDP Transaction. The Direct Lease Transaction and the PDP Transaction, in the aggregate, resulted in approximately $186 million of additional cash paid to the Company. Repayment of the Funded PDPs and related amounts with respect to the Other Aircraft will bear interest at a fixed rate.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement that requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of June 30, 2024, the Company is committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.

As of June 30, 2024, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $54.3 million for the remainder of 2024, $215.7 million in 2025, $191.0 million in 2026, $1,102.5 million in 2027, $1,118.2 million in 2028 and $3,008.1 million in 2029 and beyond.

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

In addition to the Airbus Purchase Agreement, as of June 30, 2024, the Company had agreements in place for 14 A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from the remainder of 2024 through 2025. As of June 30, 2024, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions were expected to be approximately $19.7 million for the remainder of 2024, $79.3 million in 2025, $85.7 million in 2026, $85.7 million in 2027, $85.7 million in 2028 and $971.5 million in 2029 and beyond.
Interest commitments related to the secured debt financing of 69 delivered aircraft as of June 30, 2024 were $43.0 million for the remainder of 2024, $81.8 million in 2025, $75.3 million in 2026, $67.9 million in 2027, $59.0 million in 2028 and $246.2 million in 2029 and beyond. As of June 30, 2024, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility were $48.2 million for the remainder of 2024, $89.4 million in 2025, $5.9 million in 2026, $3.4 million in 2027, $3.4 million in 2028, and $7.1 million in 2029 and beyond. For principal commitments related to the Company's debt financing, refer to Note 13, Debt and Other Obligations.
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system, construction commitments related to its new headquarters campus and residential building and other miscellaneous subscriptions and services as of June 30, 2024: $25.8 million for the remainder of 2024, $38.4 million in 2025, $21.1 million in 2026, $17.8 million in 2027, $2.0 million in 2028 and $0.1 million in 2029 and thereafter. The Company's reservation system contract expires in 2028.

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

In 2017, the Company was sued in the Eastern District of New York ("EDNY") in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to the Company's practice of charging fees for ancillary products and services. In June 2023, the Company reached a tentative settlement in mediation for a maximum amount of $8.3 million. The EDNY issued a preliminary approval order on September 21, 2023, and the final approval hearing was held on December 11, 2023. The total amount to be paid depends on a number of factors, including participation of class members and any conditions on the settlement approved by the EDNY. As of December 31, 2023, the Company's best estimate of the probable loss associated with the settlement was $6.0 million recorded in other operating expenses within its condensed consolidated statements of operations. During the first quarter of 2024, the estimated probable loss recorded was reduced by $1.4 million. In addition, as of June 30, 2024, the Company has paid $3.2 million of the estimated probable loss. As of June 30, 2024, the remaining accrual of $1.3 million is recorded in other current liabilities within its condensed consolidated balance sheets.
On February 27, 2023, ALPA filed a grievance against the Company claiming that it violated the collective bargaining agreement (“CBA”) by excluding its pilots from the Company's retention award programs granted as part of the former Frontier Merger Agreement and the former JetBlue Merger Agreement. On September 8, 2023, the Company filed a motion to dismiss the grievance, as it does not believe that ALPA filed the grievance within the timeline set forth in the CBA. As of June 30, 2024, the grievance is postponed indefinitely. The potential outcomes of this claim cannot be determined, and an estimate of the reasonably possible loss or range of loss cannot be made.
Following an audit by the Internal Revenue Service ("IRS") related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter of 2018 through the fourth quarter of 2020, on March 31, 2022, the Company was assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. The Company believes it has defenses available and intends to challenge the assessment; therefore, the Company believes a loss in this matter is not probable and has not recognized a loss contingency.
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
As of June 30, 2024, the Company's credit card processors do not require the Company to maintain cash collateral, provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of June 30, 2024 and December 31, 2023, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of June 30, 2024 and December 31, 2023, was $528.2 million and $408.3 million, respectively.

On July 2, 2024, the Company entered into a letter agreement that modifies its existing credit card processing agreement to, among other things, extend the term until December 31, 2025, including automatic extensions for two successive one-year terms, (subject to the right of either party to the agreement to opt out of any extension term by written notice to the other within a specified period of time prior to the commencement of any extension term); provided that if the Company’s senior secured notes due 2025 are not extended or refinanced by September 20, 2024, in a specified minimum outstanding principal amount thereof, then the term will revert to December 31, 2024. Based on the terms of the agreement, in July 2024, the Company deposited $200.0 million into a deposit account and deposited $50.0 million in pledged cash into a restricted account. The $200.0 million deposited into the deposit account is considered a compensating balance arrangement that does not legally restrict the Company's use of this cash. As such, the balance of the deposit account will be included in cash and cash equivalents and the $50.0 million in the restricted account will be included in restricted cash within the Company's condensed consolidated balance sheets going forward.
Employees
The Company has six union-represented employee groups that together represented approximately 84% of all employees as of June 30, 2024. The table below sets forth the Company's employee groups and status of the collective bargaining agreements.

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

In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by AMFA as their collective bargaining agent. As of June 30, 2024, the Company had approximately 700 AMTs. In November 2022, AMFA notified the Company of its intent to negotiate a CBA and began negotiations. In October 2023, AMFA filed for mediation with the National Mediation Board (“NMB”). In May 2024, the parties began negotiations with a NMB mediation, and those discussions are ongoing.

In May 2023, PAFCA provided notice to the Company that it intends to amend its CBA with its dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. In February 2024, PAFCA filed for mediation with the NMB. In April 2024, the parties began negotiations with a mediator. In July 2024, the Company reached an Agreement in Principle, which is subject to board approval and PAFCA member ratification.

In March 2024, ALPA provided notice to the Company that it intends to amend its CBA with its pilots. In July 2024, the parties began negotiations.

In addition, to ensure that the Company has the right level of resources to meet its reduced aircraft availability as a result of increased AOG days due to GTF engine issues and the Amendment entered into on April 3, 2024, it has decided to furlough approximately 240 pilots, effective September 1, 2024. The furlough is not likely to result in a substantial financial obligation to the Company's pilots.

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
Long-Term Debt
The estimated fair value of the Company's secured notes, term loan debt agreements and revolving credit facility have been determined to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-publicly held EETC debt agreements and the Company's convertible notes has been determined to be Level 2, as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
    The carrying amounts and estimated fair values of the Company's long-term debt at June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024		December 31, 2023		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$1,110.0	$1,114.3	$1,110.0	$1,121.9	Level 3
Fixed-rate term loans	1,033.9	1,043.8	1,093.3	1,099.9	Level 3
Unsecured term loans	136.3	131.1	136.3	128.3	Level 3
2015-1 EETC Class A	245.6	228.2	256.6	230.8	Level 2
2015-1 EETC Class B	—	—	40.0	39.4	Level 2
2017-1 EETC Class AA	166.2	146.3	172.2	149.6	Level 2
2017-1 EETC Class A	55.4	48.0	57.4	48.5	Level 2
2017-1 EETC Class B	46.4	40.9	48.2	42.9	Level 2
4.75% convertible notes due 2025	25.1	18.3	25.1	42.3	Level 2
1.00% convertible notes due 2026	500.0	248.8	500.0	349.9	Level 2
Total long-term debt	$3,318.9	$3,019.7	$3,439.1	$3,253.5
Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2024 and December 31, 2023 were comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in accounts subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of June 30, 2024, the Company had $74.9 million in standby letters of credit secured by $76.2 million of restricted cash, of which $67.0 million were issued letters of credit. In addition, the Company had $44.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes.
Short-term Investment Securities

Short-term investment securities at June 30, 2024 and December 31, 2023 were classified as available-for-sale and generally consisted of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 8, Short-term Investment Securities.

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

Upon the termination of the Merger, the conversion settlement terms reverted to the original settlement terms of the indenture. The Company performed a discounted cash flow analysis to reassess the fair value of the derivative liability as of March 3, 2024, the day prior to the announcement of the termination of the Merger Agreement. During the first quarter of 2024, the Company recorded $0.5 million in favorable mark to market adjustments related to the change in fair value of the derivative liability through the date of termination. During the three and six months ended June 30, 2023, the Company recorded $14.2 million and $12.5 million, respectively, in favorable mark to market adjustments related to the change in fair value of the derivative liability. The fair value of the derivative liability has been determined to be Level 2, as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 13, Debt and Other Obligations.

In addition, as of the date of the Termination Agreement, the Company reclassified the remaining derivative liability as of the Termination Agreement execution date of $8.2 million, net of taxes, to additional paid-in-capital within the Company's condensed consolidated balance sheets.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of June 30, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$724.8	$724.8	$—	$—
Restricted cash	120.6	120.6	—	—
Short-term investment securities	115.3	115.3	—	—
Total assets	$960.7	$960.7	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$865.2	$865.2	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	112.5	112.5	—	—
Total assets	$1,097.1	$1,097.1	$—	$—

Derivative liability	$11.1	$—	11.1	$—
Total liabilities	$11.1	$—	$11.1	$—

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2024 and the year ended December 31, 2023.

13. Debt and Other Obligations

Revolving credit facility

As of June 30, 2024 and December 31, 2023, the Company had a $300.0 million revolving credit facility, which was undrawn and available. Any amounts drawn on this facility are included in current maturities of long-term debt, net, and finance leases on the Company's condensed consolidated balance sheets. On July 2, 2024, the Company modified its revolving credit facility to extend the final maturity to September 30, 2026; provided that if the Company’s senior secured notes due 2025 are not extended or refinanced by June 20, 2025, or the Company’s convertible notes due 2026 are not extended or refinanced by February 12, 2026, in each case in a specified minimum outstanding principal amount thereof, then the facility expiration will be automatically shortened to June 21, 2025 or February 13, 2026, respectively.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2024, the notes did not qualify for conversion by noteholders through September 30, 2024.

Based on the terms of the indenture, upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. As of June 30, 2024, the conversion rate was 97.5929 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $10.25 per share of common stock). Refer to Note 3, Current Developments for additional information on the conversion rate.

The convertible notes due 2025 are recorded within current maturities of long-term debt, net, and finance leases on the Company's condensed consolidated balance sheets as of June 30, 2024.

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of June 30, 2024, the convertible notes due 2026 did not qualify for conversion by noteholders through September 30, 2024.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of common stock. Upon conversion of any notes, the Company will pay the conversion value in cash up to at least the principal amount of the notes being converted. The conversion value will be determined over an observation period consisting of 40 trading days. The initial conversion rate was 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. As of June 30, 2024, the conversion rate was 25.3578 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $39.44 per share of common stock). Refer to Note 3, Current Developments for additional information on the adjusted conversion rate.

The Merger Agreement with JetBlue included settlement terms for any conversion of the convertible notes due 2026 to be paid in cash through the closing or termination of the Merger Agreement, causing the conversion option, which is an embedded derivative, not to qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company bifurcated the fair value of the conversion option of the convertible senior notes due 2026 as a derivative liability with subsequent changes in fair value recorded in earnings. The Company recorded the fair value of the embedded derivative as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its condensed consolidated balance sheets. Upon the termination of the Merger, the conversion settlement terms reverted to the original settlement terms of the indenture. As such, as of the date of the Termination Agreement, the Company qualified for the derivative accounting scope exception provided under ASC 815. During March 2024, the Company derecognized the remaining derivative liability as of the Termination Agreement execution date of $8.2 million, net of taxes, as an adjustment to additional paid-in-capital within the Company's condensed consolidated balance sheets in accordance with ASC 815. The original debt discount will continue to be amortized through interest expense, using the effective interest rate method, over the remaining life of the instrument.

Since the convertible notes due 2026 are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $478.4 million, net of the related unamortized debt discount of $21.6 million, recorded within long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets as of June 30, 2024 related to its convertible notes due 2026. For additional information, refer to Note 12, Fair Value Measurements.

Long-term debt is comprised of the following:

	As of		As of
	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$1,110.0	$1,110.0	8.00%	8.00%
Fixed-rate loans due through 2039 (1)	1,033.9	1,093.3	6.44%	5.83%
Unsecured term loans due in 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	245.6	256.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	—	40.0	4.45%	4.45%
Fixed-rate class AA 2017-1 EETC due through 2030	166.2	172.2	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	55.4	57.4	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	46.4	48.2	3.80%	3.80%
Convertible notes due 2025	25.1	25.1	4.75%	4.75%
Convertible notes due 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,318.9	$3,439.1
Less current maturities	142.6	315.3
Less unamortized discounts, net	52.7	69.0
Total	$3,123.6	$3,054.8
(1) Includes obligations related to 18 aircraft recorded as a failed sale leaseback. Refer to Note 10, Leases for additional information.
During the three and six months ended June 30, 2024, the Company made scheduled principal payments of $72.8 million and $119.6 million, respectively, on its outstanding debt obligations. During the three and six months ended June 30, 2023, the Company made scheduled principal payments of $112.4 million and $241.8 million, respectively, on its outstanding debt obligations.
Extinguishment of Debt
During the first quarter of 2024, the Company early extinguished $139.6 million of outstanding fixed-rate term loans related to 5 aircraft. In connection with this debt extinguishment, the Company recorded a gain of $15.0 million within loss (gain) on extinguishment of debt on its condensed consolidated statement of operations for the three months ended March 31, 2024. In addition, during the first quarter of 2024, the Company completed five sale leaseback transactions (on aircraft previously owned by the Company) of which, two resulted in operating leases and three would have been deemed finance leases resulting in failed sale leaseback transactions. As a result of the three failed sale leaseback transactions, the Company recorded the related debt of $123.5 million within current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities. Refer to Note 10, Leases for additional information on the five sale leaseback transactions.
At June 30, 2024, long-term debt principal payments for the next five years and thereafter were as follows:

June 30, 2024
(in millions)
Remainder of 2024	$65.2
2025	1,267.5
2026	674.1
2027	154.7
2028	257.2
2029 and beyond	900.2
Total debt principal payments	$3,318.9

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
8.00% senior secured notes (1)	$23,252	$23,252	46,505	$46,505
Fixed-rate term loans	17,503	9,339	35,355	18,901
Unsecured term loans	346	340	685	676
Class A 2015-1 EETC	2,505	2,730	5,117	5,554
Class B 2015-1 EETC	5	487	446	1,015
Class C 2015-1 EETC	—	—	—	777
Class AA 2017-1 EETC	1,403	1,521	2,823	3,042
Class A 2017-1 EETC	504	548	1,014	1,097
Class B 2017-1 EETC	440	477	885	953
Class C 2017-1 EETC	—	—	—	522
Convertible notes (2)	4,432	(14,087)	8,363	(7,041)
Finance leases	9	8	17	17
Commitment and other fees	421	412	835	827
Amortization of deferred financing costs	3,487	3,853	7,069	7,829
Total	$54,307	$28,880	$109,114	$80,674
(1) Includes $1.1 million and $2.1 million of accretion and $22.2 million and $44.4 million of interest expense for the three and six months ended June 30, 2024, respectively. Includes $1.1 million and $2.1 million of accretion and $22.2 million and $44.4 million of interest expense for the three and six months ended June 30, 2023, respectively.
(2) Includes $4.4 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, for the three months ended June 30, 2024. Includes $8.9 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, partially offset by $0.5 million of favorable mark to market adjustments for the convertible notes due 2026, for the six months ended June 30, 2024. Includes $0.1 million and $5.5 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, offset by $14.2 million and $12.5 million of favorable mark to market adjustments for the convertible notes due 2026, for the three and six months ended June 30, 2023, respectively.

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
We exclude special charges (credits), loss (gain) on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023 and a litigation loss contingency adjustment recorded in the first quarter of 2024 to determine Adjusted CASM. We believe that also excluding aircraft fuel expense and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

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
Overview

Spirit Airlines, headquartered in Dania Beach, Florida, offers affordable travel to value-conscious customers. Our all-Airbus S.A.S. ("Airbus") fleet is one of the youngest and most fuel efficient in the United States. We serve destinations throughout the United States, Latin America and the Caribbean, and are dedicated to giving back and improving those communities. Our stock trades under the symbol "SAVE" on the New York Stock Exchange ("NYSE"). We focus on value-conscious travelers who pay for their own travel, and our business model is designed to deliver what our Guests want: affordable prices and a great experience.

In May 2024, we launched our no change or cancel fee policy. Guests will only have to pay the difference in fare or receive a credit if the new trip is less expensive. This policy is among the best in the industry, because it applies to every Guest.

Furthermore, we increased the checked bag weight allowance up to 50 pounds and extended the expiration of our future travel vouchers to 12 months (for vouchers issued on or after June 3, 2024). These initiatives build on Spirit's longstanding commitment of delivering the best value in the sky while providing an exceptional Guest experience.

On July 30, 2024, we announced our new travel options and transformed Guest experience. We are redefining low-fare travel with new, high-value travel options that empower travelers to choose an elevated Guest experience at an affordable price. We are introducing new offerings, including brand new premium selections, as part of a significant transformation that delivers an even friendlier, more comfortable and cost-effective travel experience. The new premium selections and experience will range from elevated to economical to meet the needs of all travelers. We will offer four new travel options; Go Big, Go Comfy, Go Savvy and Go. All four options will include the flexibility of no change or cancel fees.

•Go Big includes a Big Front Seat®, snacks and drinks, including alcoholic beverages, one carry-on bag, one checked bag, priority check-in and boarding, and streaming Wi-Fi access. The Big Front Seat® features enhanced comfort with wider seats, extra legroom, additional seat cushioning and no middle seat.
•Go Comfy is a brand-new seating option that offers increased comfort and space with a guaranteed blocked middle seat, one carry-on bag, one checked bag, priority boarding and a snack and non-alcoholic beverage.
•Go Savvy provides the choice of either one carry-on bag or one checked bag and standard seat selection during booking.
•Go offers the greatest affordability for those who want to keep it simple, with the flexibility to purchase any of the following options: checked bags, standard seat selection, Wi-Fi and snacks and beverages.

In addition, we will debut a priority check-in experience for Guests who purchase our Go Big travel option or are Free Spirit® Gold members or Free Spirit World Elite Mastercard holders at more than 20 airports, including Atlanta (ATL), Cancun (CUN), Dallas-Fort Worth (DFW), Detroit (DTW), Fort Lauderdale (FLL), Houston (IAH), Las Vegas (LAS), Los Angeles (LAX), Newark (EWR), New York-LaGuardia (LGA) and Orlando (MCO). This dedicated lane will provide Guests with front-of-the-line access to the first available ticket counter agent.

Guests will also benefit from a more seamless journey with Spirit's new boarding process. The redesigned process will include five groups that aim to reduce boarding time and enhance operational performance. Priority boarding will be available for Guests who choose the Go Big and Go Comfy options, Free Spirit Gold and Silver members, Free Spirit World Elite Mastercard holders and active-duty U.S. service members, and their spouses and children when traveling with the service member.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and six month periods ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Percent Change
	2024	2023
Operating Statistics (unaudited) (A):
Average aircraft	207.3	198.0	4.7%
Aircraft at end of period	210	198	6.1%
Average daily aircraft utilization (hours)	10.6	11.3	(6.2)%
Departures	75,925	74,787	1.5%
Passenger flight segments (PFSs) (thousands)	11,810	11,189	5.6%
Revenue passenger miles (RPMs) (thousands)	11,766,847	11,532,450	2.0%
Available seat miles (ASMs) (thousands)	14,146,192	13,908,113	1.7%
Load factor (%)	83.2%	82.9%	0.3 pts
Fare revenue per passenger flight segment ($)	45.02	57.86	(22.2)%
Non-ticket revenue per passenger flight segment ($)	63.44	70.17	(9.6)%
Total revenue per passenger flight segment ($)	108.46	128.03	(15.3)%
Average yield (cents)	10.89	12.42	(12.3)%
TRASM (cents)	9.05	10.30	(12.1)%
CASM (cents)	10.13	10.15	(0.2)%
Adjusted CASM (cents)	10.23	9.96	2.7%
Adjusted CASM ex-fuel (cents)	7.36	7.15	2.9%
Fuel gallons consumed (thousands)	146,686	149,513	(1.9)%
Average economic fuel cost per gallon ($)	2.78	2.62	6.1%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Six Months Ended June 30,		Percent Change
	2024	2023
Operating Statistics (unaudited) (A):
Average aircraft	206.3	196.4	5.0%
Aircraft at end of period	210	198	6.1%
Average daily aircraft utilization (hours)	10.5	11.3	(7.1)%
Departures	147,846	147,536	0.2%
Passenger flight segments (PFSs) (thousands)	22,624	21,787	3.8%
Revenue passenger miles (RPMs) (thousands)	22,649,463	22,207,330	2.0%
Available seat miles (ASMs) (thousands)	27,635,211	27,117,249	1.9%
Load factor (%)	82.0%	81.9%	0.1 pts
Fare revenue per passenger flight segment ($)	46.48	57.66	(19.4)%
Non-ticket revenue per passenger flight segment ($)	66.07	70.04	(5.7)%
Total revenue per passenger flight segment ($)	112.55	127.70	(11.9)%
Average yield (cents)	11.24	12.53	(10.3)%
TRASM (cents)	9.21	10.26	(10.2)%
CASM (cents)	10.52	10.60	(0.8)%
Adjusted CASM (cents)	10.45	10.42	0.3%
Adjusted CASM ex-fuel (cents)	7.51	7.18	4.6%
Fuel gallons consumed (thousands)	286,826	291,855	(1.7)%
Average economic fuel cost per gallon ($)	2.84	3.01	(5.6)%

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

In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders an approval prepayment amount (the "Approval Prepayment Amount") of $2.50 per share. Additionally, beginning January 2023, and through the termination of the Merger Agreement on March 1, 2024, on a monthly basis, JetBlue paid additional prepayments (the "Additional Prepayments") of $0.10 per share of common stock to all Spirit stockholders of record. While the Merger Agreement was in effect, Spirit stockholders received approximately $425 million in total prepayments. Due to the payment of the Approval Prepayment Amount and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, we announced related adjustments to the conversion rates of our convertible notes due 2025 and our convertible notes due 2026 as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding.

On March 1, 2024, Spirit, JetBlue and Merger Sub entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Merger Agreement was terminated, effective immediately. JetBlue ceased paying Additional Prepayment Amounts and, therefore, no further adjustments to the conversion rates of our convertible notes due 2025 and convertible notes due 2026 or to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding were made in connection with the Merger Agreement. As of June 30, 2024, the conversion rates of the convertible notes due 2025 and 2026 were 97.5929 and 25.3578 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of June 30, 2024, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.393,

$19.761 and $29.496, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 643,625.20, 170,230.67 and 99,526.95, respectively.

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

On March 26, 2024, we entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney pursuant to which IAE will provide us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024. The credits are accounted for as vendor consideration in accordance with ASC 705-20 and are recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to our progress towards earning the credits. Pratt & Whitney agreed to issue us $93.9 million in credits related to the aircraft on ground ("AOG") days through June 30, 2024. During the three and six months ended June 30, 2024, we recognized $57.1 million and $75.0 million, respectively. Of the amounts recognized, as of June 30, 2024, we had recorded $67.8 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on our condensed consolidated balance sheets. During the three and six months ended June 30, 2024, we recorded $5.5 million and $7.1 million of these credits, respectively, on our condensed consolidated statements of operations within maintenance, materials and repairs and aircraft rent. In addition, during the three and six months ended June 30, 2024, we recognized a benefit of $1.5 million in depreciation and amortization within our condensed consolidated statements of operations related to credits recognized as a reduction of the cost basis of assets purchased from IAE. The difference remaining will be recognized in the future as reductions in the cost basis of goods and services purchased from Pratt & Whitney.

The temporary removal of engines from service is expected to continue beyond 2024. We intend to discuss appropriate arrangements with Pratt & Whitney in due course for any of its aircraft that remain unavailable for operational service after December 31, 2024.

Summary of Results

For the second quarter of 2024, we had a negative operating margin of 11.9% compared to a positive operating margin of 1.4% in the prior year period. We generated a pre-tax loss of $189.6 million and a net loss of $192.9 million on operating revenues of $1,280.9 million. For the second quarter of 2023, we generated pre-tax income of $15.0 million and a net loss of $2.3 million on operating revenues of $1,432.5 million.
Our Adjusted CASM ex-fuel for the second quarter of 2024 was 7.36 cents compared to 7.15 cents in the prior year period. The increase on a per-ASM basis was primarily due to an increase in aircraft rent expense partially offset by a decrease in other operating expenses.
As of June 30, 2024, we had 210 Airbus A320-family aircraft in our fleet comprised of 9 A319s, 64 A320s, 30 A321s, 16 A321neo and 91 A320neos. As of June 30, 2024, we had 106 A320 family aircraft scheduled for delivery through 2031, of which 12 aircraft are scheduled for delivery during the remainder of 2024.

Comparison of three months ended June 30, 2024 to three months ended June 30, 2023
Operating Revenues

Operating revenues decreased $151.6 million, or 10.6%, to $1,280.9 million for the second quarter of 2024, as compared to the second quarter of 2023, primarily due to a decrease in average yield of 12.3%, partially offset by an increase in traffic of 2.0%, year over year.

Total revenue per passenger flight segment decreased 15.3%, year over year. The decrease in total revenue per passenger flight segment was primarily driven by a 12.3% decrease in average yield, period over period. Fare revenue per passenger flight segment decreased 22.2% and non-ticket revenue per passenger flight segment decreased by 9.6%, as compared to the prior year. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to competitive price reductions of ancillary bundles. In addition, during the second quarter of 2024, we launched our no change or cancel fee policy, which also contributed to lower non-ticket revenue per segment for the second quarter of 2024.

Operating Expenses

Operating expenses increased by $21.1 million to $1,433.4 million for the second quarter of 2024, compared to $1,412.3 million for the second quarter of 2023, primarily due to an increase in aircraft rent, aircraft fuel, salaries, wages and benefits and landing fees and other rents. These increases were partially offset by special credits and a gain on disposal of assets in the current period, compared to special charges and a loss on disposal of assets in the prior year period. In addition, the increases were partially offset by a decrease in other operating expenses, period over period.
Aircraft fuel expense includes into-plane fuel expense and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs and taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended June 30, 2024 and 2023.
Aircraft fuel expense increased by $16.3 million, or 4.2%, from $391.0 million in the second quarter of 2023 to $407.3 million in the second quarter of 2024. This increase in fuel expense, period over period, was primarily due to a 6.1% increase in average economic fuel cost per gallon, partially offset by a 1.9% decrease in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2024	2023
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	146,686	149,513	(1.9)%
Into-plane fuel cost per gallon	$2.78	$2.62	6.1%
Aircraft fuel expense (per condensed consolidated statements of operations)	$407,296	$391,032	4.2%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon increase of 6.1% was primarily a result of an increase in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended June 30, 2024 and 2023, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended June 30,
	2024	2023			2024	2023
	(in thousands)				(in cents)
Aircraft fuel	$407,296	$391,032	$16,264	4.2%	2.88	2.81	0.07	2.5%
Salaries, wages, and benefits	418,378	407,705	10,673	2.6%	2.96	2.93	0.03	1.0%
Landing fees and other rents	116,064	106,487	9,577	9.0%	0.82	0.77	0.05	6.5%
Aircraft rent	125,339	92,101	33,238	36.1%	0.89	0.66	0.23	34.8%
Depreciation and amortization	84,486	80,542	3,944	4.9%	0.60	0.58	0.02	3.4%
Maintenance, materials and repairs	52,453	56,825	(4,372)	(7.7)%	0.37	0.41	(0.04)	(9.8)%
Distribution	45,923	50,701	(4,778)	(9.4)%	0.32	0.36	(0.04)	(11.1)%
Special charges (credits)	(381)	19,972	(20,353)	NM	—	0.14	(0.14)	NM
Loss (gain) on disposal of assets	(14,047)	802	(14,849)	NM	(0.10)	0.01	(0.11)	NM
Other operating	197,890	206,094	(8,204)	(4.0)%	1.40	1.48	(0.08)	(5.4)%
Total operating expenses	$1,433,401	$1,412,261	$21,140	1.5%	10.13	10.15	(0.02)	(0.2)%
Adjusted CASM (1)					10.23	9.96	0.27	2.7%
Adjusted CASM ex-fuel (2)					7.36	7.15	0.21	2.9%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2024		2023
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.13		10.15
Special charges (credits)	$(0.4)	—	$20.0	0.14
Loss (gain) on disposal of assets	(14.0)	(0.10)	0.8	0.01
Litigation loss contingency	—	—	6.0	0.04
Adjusted CASM (cents)		10.23		9.96

(2)Excludes aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets and a litigation loss contingency recorded in the second quarter of 2023.
Our Adjusted CASM ex-fuel for the second quarter of 2024 was 7.36 cents, compared to 7.15 cents in the prior year period. The increase on a per-ASM basis was primarily due to an increase in aircraft rent expense partially offset by a decrease in other operating expense.
Salaries, wages and benefits for the second quarter of 2024 increased $10.7 million, or 2.6%, as compared to the second quarter of 2023. On a dollar and per-ASM basis, salaries, wages and benefits expense increased due to higher salaries, health benefits expense and 401(k) expense, partially offset by a decrease in overtime expense, as compared to the prior year period. The increases in salaries and 401(k) expense were driven by an increase in our pilot reserve ratio, resulting in an increase in minimum reserve salary expenses compared to the prior year period. In addition, these increases were driven by contractual and annual rate increases related to the collective bargaining agreement with our pilots and flight attendants ratified in January 2023 and April 2023, respectively. The increase in health benefits was mainly driven by higher volume of claims, as compared to the prior year period. These increases were partially offset by a decrease in overtime expense, as compared to the prior year period, due to improved reserve ratios as well as cost-saving initiatives implemented by our crew scheduling team.
Landing fees and other rents for the second quarter of 2024 increased $9.6 million, or 9.0%, as compared to the second quarter of 2023. On a dollar and per-ASM basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees, a decrease in signatory adjustment credits and an increase in facility rent and station baggage rent, as compared to the prior year period. These increases were driven by higher rent rates and increased market share at high variable cost stations, period over period.

Aircraft rent expense for the second quarter of 2024 increased by $33.2 million, or 36.1%, as compared to the second quarter of 2023. This increase in aircraft rent expense on a dollar and per-ASM basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2023, we have acquired 27 new aircraft financed under operating leases and completed 25 sale leaseback transactions (on aircraft previously owned) of which 8 resulted in operating leases.

Depreciation and amortization for the second quarter of 2024 increased by $3.9 million, or 4.9%, as compared to the prior year period. On a dollar and per-ASM basis, depreciation expense decreased, period over period, primarily due to the change in the mix of leased and owned aircraft. Since the prior year period, we retired 15 previously owned A319 aircraft and completed sale leaseback transactions on 25 previously owned aircraft, of which 8 resulted in operating leases (for which rent expense is recorded under aircraft rent). On a dollar and per-ASM basis, this decrease in depreciation expense was partially offset by an increase in leasehold improvements and computer software in the period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs increased to $30.1 million for the three months ended June 30, 2024 from $19.9 million for the three months ended June 30, 2023. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were expensed within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $82.5 million and $76.7 million for the second quarter of 2024 and 2023, respectively.
Maintenance, materials and repairs expense for the second quarter of 2024 decreased by $4.4 million, or 7.7%, as compared to the second quarter of 2023. The decrease in maintenance costs on both a dollar and per-ASM basis was primarily related to AOG credits recognized in the period within maintenance, materials and repairs expense in the condensed consolidated statements of operations. Refer to "Notes to Condensed Consolidated Financial Statements—3. Current Developments" for additional information regarding the AOG credits.

Distribution costs decreased by $4.8 million, or 9.4%, in the second quarter of 2024 as compared to the second quarter of 2023. The decrease on a dollar basis was primarily due to decreased sales volume, which impacts our variable distribution costs such as credit card fees, and a decrease in sales from third-party travel agents. On a per-ASM basis, distribution costs decreased primarily due to lower average fare resulting in a decrease in credit card fees year over year.

Special charges (credits) for the three months ended June 30, 2024 consisted of net credits of $0.4 million in legal, advisory and other fees related to the former Merger Agreement. Special charges for the three months ended June 30, 2023 consisted of $13.1 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue and $6.9 million related to our retention award program. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—6. Special Charges (Credits)."

Loss (gain) on disposal of assets for the three months ended June 30, 2024 primarily consisted of a $13.3 million gain related to 4 aircraft sale leaseback transactions related to new aircraft deliveries and a net gain of $0.6 million related to the sale of 5 A319 airframes and 9 A319 engines. Loss (gain) on disposal of assets for the three months ended June 30, 2023 primarily consisted of a $2.3 million loss related to the write-off of obsolete assets and other adjustments, partially offset by a $1.2 million gain related to three aircraft sale leaseback transactions, as well as a net gain of $0.3 million related to the sale of three A319 airframes and four A319 engines. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Loss (Gain) on Disposal."

Other operating expenses for the three months ended June 30, 2024 decreased by $8.2 million, or 4.0%, as compared to the three months ended June 30, 2023. The decrease in other operating expenses on a dollar and per-ASM basis was primarily due to a litigation loss contingency of $6.0 million recorded in the second quarter of 2023 as well as a decrease in software expense and third-party labor expense as compared to the prior year period. These decreases were partially offset by an increase in passenger reaccommodation expense, period over period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2024 primarily represented interest and accretion related to our 8.00% senior secured notes as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. In addition, our interest expense for the three months ended June 30, 2024 included the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the three months ended June 30, 2023 primarily represented interest and accretion related to our 8.00% senior secured notes as well as the interest related to the financing of purchased aircraft, the discount amortization and mark to market adjustments related to our convertible notes due 2026 and the interest related to our convertible notes.

Our interest income for the three months ended June 30, 2024 primarily represented interest income earned on cash, cash equivalents and short-term investments. Our interest income for the three months ended June 30, 2023 represented interest income earned on cash, cash equivalents and short-term investments as well as interest earned on income tax refunds. During the three months ended June 30, 2024 and 2023, we had interest income of $12.2 million and $16.0 million, respectively.

Income Taxes

Our effective tax rate for the second quarter of 2024 was (1.7)%, compared to 115.7% for the second quarter of 2023. The decrease in the tax rate, as compared to the prior year period, is primarily driven by a change in the annualized effective tax rate which was impacted by an increase in valuation allowances on our deferred tax assets. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of six months ended June 30, 2024 to six months ended June 30, 2023
Operating Revenues
Operating revenues decreased $235.8 million, or 8.5%, to $2,546.4 million for the six months ended June 30, 2024, as compared to the prior year period, primarily due to a decrease in average yield of 10.3%, partially offset by an increase in traffic of 2.0%, year over year.

Total revenue per passenger flight segment decreased 11.9%, year over year. The decrease in total revenue per passenger flight segment was in line with a decrease of 10.3% in average yield, period over period. Fare revenue per passenger flight segment decreased 19.4%, as compared to the prior year period, while non-ticket revenue per passenger flight segment decreased 5.7%, as compared to the prior year period. The decrease in non-ticket revenue per passenger flight segment was primarily attributable to competitive price reductions of ancillary bundles. In addition, during the second quarter of 2024, we launched our no change or cancel fee policy, which also contributed to lower non-ticket revenue per segment, as compared to the prior year period.

Operating Expenses
Operating expenses increased for the six months ended June 30, 2024 by $31.8 million, or 1.1%, as compared to the prior year period primarily due to an increase in aircraft rent and salaries, wages and benefits expense. These increases were partially offset by a decrease in aircraft fuel, period over period, as well as a gain on disposal of assets in the current year period compared to a loss on disposal of assets in the prior year period.

The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2024	2023
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	286,826	291,855	(1.7)%
Into-plane fuel cost per gallon	$2.84	$3.01	(5.6)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$813,647	$878,743	(7.4)%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2024 and 2023, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Six Months Ended June 30,
	2024	2023			2024	2023
	(in thousands)				(in cents)
Aircraft fuel	$813,647	$878,743	$(65,096)	(7.4)%	2.94	3.24	(0.30)	(9.3)%
Salaries, wages, and benefits	849,861	796,890	52,971	6.6%	3.08	2.94	0.14	4.8%
Landing fees and other rents	222,782	203,832	18,950	9.3%	0.81	0.75	0.06	8.0%
Aircraft rent	240,545	177,368	63,177	35.6%	0.87	0.65	0.22	33.8%
Depreciation and amortization	165,832	158,533	7,299	4.6%	0.60	0.58	0.02	3.4%
Maintenance, materials and repairs	107,368	111,239	(3,871)	(3.5)%	0.39	0.41	(0.02)	(4.9)%
Distribution	91,099	98,718	(7,619)	(7.7)%	0.33	0.36	(0.03)	(8.3)%
Special charges (credits)	35,877	33,955	1,922	NM	0.13	0.13	—	NM
Loss (gain) on disposal of assets	(17,076)	7,902	(24,978)	NM	(0.06)	0.03	(0.09)	NM
Other operating	396,340	407,250	(10,910)	(2.7)%	1.43	1.50	(0.07)	(4.7)%
Total operating expenses	$2,906,275	$2,874,430	$31,845	1.1%	10.52	10.60	(0.08)	(0.8)%
Adjusted CASM (1)					10.45	10.42	0.03	0.3%
Adjusted CASM ex-fuel (2)					7.51	7.18	0.33	4.6%

(1)Reconciliation of CASM to Adjusted CASM:

	Six Months Ended June 30,
	2024		2023
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.52		10.60
Special charges (credits)	$35.9	0.13	$34.0	0.13
Loss (gain) on disposal of assets	(17.1)	(0.06)	7.9	0.03
Litigation Loss Contingency	(1.4)	(0.01)	6.0	0.02
Adjusted CASM (cents)		10.45		10.42

(2)Excludes aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, a litigation loss contingency adjustment recorded in the first quarter of 2024 and a litigation loss contingency recorded in the second quarter of 2023.
Our Adjusted CASM ex-fuel for the six months ended June 30, 2024 was 7.51 cents as compared to 7.18 cents for the six months ended June 30, 2023. The increase on a per-ASM basis was primarily due to increases in aircraft rent expense, salaries, wages and benefits expense and landing fees and other rents expense, partially offset by a decrease in other operating expense.
Salaries, wages and benefits for the six months ended June 30, 2024 increased $53.0 million, or 6.6%, as compared to the prior year period. This increase on a dollar and per-ASM basis was primarily due to higher salaries, health benefits expense and 401(k) expense, as compared to the prior year period. The increases in salaries and 401(k) expense were driven by an increase in our pilot reserve ratio, resulting in an increase in minimum reserve salary expenses compared to the prior year period. In addition, these increases were driven by contractual and annual rate increases related to the collective bargaining agreement with our pilots and flight attendants ratified in January 2023 and April 2023, respectively. The increase in health benefits was mainly driven by higher volume of claims, as compared to the prior year period. These increases were partially offset by a decrease in overtime expense, as compared to the prior year period, due to improved reserve ratios as well as cost-saving initiatives implemented by our crew scheduling team.

Landing fees and other rents for the six months ended June 30, 2024 increased $19.0 million, or 9.3%, as compared to the prior year period. On a dollar and per-ASM basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees, a decrease in signatory adjustment credits and an increase in facility rent and station baggage rent, as compared to the prior year period. These increases were driven by higher rent rates and increased market share at high variable cost stations, period over period.

Aircraft rent expense for the six months ended June 30, 2024 increased by $63.2 million, or 35.6%, as compared to the prior year period. This increase in aircraft rent expense on a dollar and per-ASM basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2023, we have acquired 27 new aircraft financed under operating leases and completed 25 sale leaseback transactions (on aircraft previously owned) of which 8 resulted in operating leases.
Depreciation and amortization for the six months ended June 30, 2024 increased by $7.3 million, or 4.6%, as compared to the prior year period. On a dollar and per-ASM basis, depreciation expense decreased, period over period, primarily due to the change in the mix of leased and owned aircraft. Since the prior year period, we retired 15 previously owned A319 aircraft and completed sale leaseback transactions on 25 previously owned aircraft, of which 8 resulted in operating leases (for which rent expense is recorded under aircraft rent). On a dollar and per-ASM basis, this decrease in depreciation expense was offset by an increase in leasehold improvements and computer software in the period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the statement of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs increased to $57.4 million for the six months ended June 30, 2024 from $36.3 million for the six months ended June 30, 2023. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If heavy maintenance events were expensed within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $164.8 million and $147.6 million for the six months ended June 30, 2024 and 2023, respectively.
Maintenance, materials and repairs expense for the six months ended June 30, 2024 decreased by $3.9 million, or 3.5%, as compared to the prior year period. The decrease in maintenance costs on both a dollar and per-ASM basis was primarily related to AOG credits recognized in the period within maintenance, materials and repairs expense in the condensed consolidated statements of operations. Refer to "Notes to Condensed Consolidated Financial Statements—3. Current Developments" for additional information regarding the AOG credits.
Distribution costs decreased by $7.6 million, or 7.7%, for the six months ended June 30, 2024, as compared to the prior year period. The decrease on a dollar basis was primarily due to decreased sales volume, which impacts our variable distribution costs such as credit card fees, and a decrease in sales from third-party travel agents. On a per-ASM basis, distribution costs decreased primarily due to lower average fare, resulting in a decrease in credit card fees year over year.

Special charges (credits) for the six months ended June 30, 2024 consisted of net charges of $27.9 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue, as well as $8.0 million related to the retention award program in connection with the former Merger Agreement with JetBlue. Special charges for the six months ended June 30, 2023 consisted of $20.4 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue, as well as $13.6 million related to our retention award program. For additional information, refer to “Notes to Condensed Consolidated Financial Statements—6. Special Charges (Credits).”
Loss (gain) on disposal of assets for the six months ended June 30, 2024 primarily consisted of a $22.0 million gain related to the seven aircraft sale leaseback transactions, partially offset by a net loss of $3.3 million related to the sale of 10 A319 airframes and 24 A319 engines and a $1.7 million loss related to the two sale leaseback transactions on aircraft previously owned. Loss (gain) on disposal of assets for the six months ended June 30, 2023 primarily consisted of a $6.6 million loss related to five aircraft sale leaseback transactions, as well as a loss of $2.8 million related to the write-off of obsolete assets and other adjustments, partially offset by a net gain of $1.5 million related to the sale of 7 A319 airframes and

11 A319 engines. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Loss (Gain) on Disposal."
Other operating expenses for the six months ended June 30, 2024 decreased by $10.9 million, or 2.7%, as compared to the prior year period. The decrease in other operating expenses on a dollar and per-ASM basis was primarily due to a litigation loss contingency of $6.0 million recorded in the second quarter of 2023, as well as a decrease in software subscriptions expense as compared to the prior year period. In addition, the decrease was attributable to lower simulator rent expense, period over period, due to a decrease in pilot and flight attendant training in the current year. These decreases were partially offset by an increase in ground handling expense as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the six months ended June 30, 2024 primarily represented interest and accretion related to our 8.00% senior secured notes as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. In addition, our interest expense for the six months ended June 30, 2024 included the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the six months ended June 30, 2023 primarily represented interest related to the financing of purchased aircraft as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes.
Our loss (gain) on extinguishment of debt for the six months ended June 30, 2024 was related to the gain recognized from favorable interest rate swap provisions contained in certain debt agreements extinguished during the first quarter of 2024, partially offset by the write-offs of related deferred financing costs. Refer to "Notes to Condensed Consolidated Financial Statements —13. Debt and Other Obligations" for more information. We had no loss (gain) on extinguishment of debt for the six months ended June 30, 2023.

Our interest income for the six months ended June 30, 2024 primarily represented interest income earned on cash, cash equivalents and short-term investments. Our interest income for the six months ended June 30, 2023 represented interest income earned on cash, cash equivalents and short-term investments, as well as interest earned on income tax refunds. During the six months ended June 30, 2024 and 2023, we had interest income of $25.8 million and $31.4 million, respectively.

Other (income) expense for the six months ended June 30, 2024, primarily represented cash received during the first quarter of 2024 from JetBlue under the terms of the Termination Agreement. Other (income) expense for the six months ended June 30, 2023 primarily represented realized gains and losses related to foreign currency transactions.

Income Taxes

Our effective tax rate for the six months ended June 30, 2024 was 3.2%, compared to 16.1% for the six months ended June 30, 2023. The decrease in tax rate, as compared to the prior year period, is primarily due to an adjustment in tax expense, driven by a change in the annualized effective tax rate. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. As of June 30, 2024, we had $1,140.1 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility. From time to time and subject to market conditions and any applicable contractual requirements, we may refinance portions of our debt, which, at current interest rates and market conditions, may negatively impact our interest expense or result in higher dilution. In addition, from time to time, we may decide to repurchase or otherwise retire portions of our existing indebtedness through transactions in the open market, privately negotiated transactions, tender offers, exchange offers or otherwise, or we may redeem or prepay portions of our existing indebtedness pursuant to its terms. Any such action will depend on market conditions and any applicable contractual requirements.

We have been impacted by an increasingly challenging pricing environment. Moreover, the expected short-term impact of certain policy changes, such as the removal of change and cancel fees, have negatively affected revenue performance. We expect these trends to continue for at least the remainder of 2024, which may create uncertainty in our operating results. We have assessed the impact of the current pricing environment and planned policy changes on our liquidity requirements and we have concluded it is probable that we will have sufficient liquidity to meet our future cash needs with cash and cash equivalents, cash flows from operations, the implementation of discretionary cost reduction strategies, execution of planned sale leaseback transactions related to owned aircraft and, in the event our existing 8.00% senior secured notes due in September 2025 are not refinanced prior to September 20, 2024, renegotiation of terms with the credit card processor and other parties to facilitate payment processing.

During 2024, we have taken action to increase liquidity and strengthen our financial position. During March 2024, we entered into an Agreement with IAE, pursuant to which IAE will provide us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft made unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024. The estimated impact of the Agreement on our liquidity in 2024 is currently expected to be between $150 million and $200 million. Beyond 2024, we also expect to continue to receive compensation from Pratt & Whitney for the loss of utilization of the GTF engines. Furthermore, on April 3, 2024, we entered into Amendment No. 7 (the “Amendment”) to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the “Airbus Purchase Agreement”) with Airbus, which defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030-2031. The impact of the deferral of these aircraft on our liquidity in 2024 is approximately $230 million. In addition, on July 2, 2024, we extended the final maturity of our revolving credit facility to September 30, 2026 and modified our existing credit card processing agreement to extend the term through December 31, 2025, including automatic extensions for two successive one-year terms. Refer to "Notes to Condensed Consolidated Financial Statements—11. Commitments and Contingencies" for additional information regarding our credit card processing arrangements and "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations" for additional information regarding our revolving credit facility.

On July 30, 2024, we entered into a direct lease transaction (the "Direct Lease Transaction") with AerCap Holdings N.V. ("AerCap") for 36 aircraft currently scheduled for delivery between 2027 and 2028 (the "Leased Aircraft") that were originally part of our order book. Under the terms of the transaction, AerCap will assume the delivery positions for the Leased Aircraft and related PDP obligations. AerCap has agreed to lease each Leased Aircraft to us upon delivery by Airbus. Each of the leases will have fixed rent payments.

In connection with the Direct Lease Transaction, on July 30, 2024, we entered into a transaction (the "PDP Transaction") whereby an amount equal to certain PDPs with respect to 52 aircraft currently scheduled for delivery between 2029 and 2031 (the "Other Aircraft") subject to the "Airbus Purchase Agreement" was paid to us (the "Funded PDPs") at closing of the PDP Transaction. The Direct Lease Transaction and the PDP Transaction, in the aggregate, resulted in $186 million of additional cash paid to us. Repayment of the Funded PDPs and related amounts with respect to the Other Aircraft will bear interest at a fixed rate.

As of June 30, 2024, we had $25.1 million recorded within current maturities of long-term debt, net, and finance leases on our condensed consolidated balance sheets related to our convertible notes due 2025. As of June 30, 2024, the convertible notes due 2025 did not qualify for conversion by noteholders through September 30, 2024. As of June 30, 2024, we had $478.4 million, net of the related unamortized debt discount of $21.6 million, recorded within long-term debt, net and finance leases, less current maturities on our condensed consolidated balance sheets related to our convertible notes due 2026. As of June 30, 2024, the convertible notes due 2026 did not qualify for conversion by noteholders through September 30, 2024. Refer to "Notes to Condensed Consolidated Financial Statements —13. Debt and Other Obligations" for additional information on the convertible notes due 2025 and the convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the six months ended June 30, 2024, we took delivery of eight aircraft under direct operating leases, seven aircraft under sale leaseback transactions and three spare engines purchased with cash. During the six months ended June 30, 2024, we made $289.9 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the six months ended June 30, 2024, we paid $1.8 million in PDPs and $10.8 million of capitalized interest for future deliveries of aircraft and spare engines. In addition, during the six months ended June 30, 2024, we received $164.0 million in PDPs related to sale leaseback transactions completed during the period for aircraft that were originally part of our order book as well as the Amendment entered into during the second quarter of 2024. As of June 30, 2024, we had $307.1 million of PDPs on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of June 30, 2024, we had secured financing for 14 aircraft to be leased directly from third-party lessors and 9 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2030. We do not have financing commitments in place for the remaining 83 Airbus firm aircraft orders, scheduled for delivery through 2031. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity and capital market availability.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in the six months ended June 30, 2024 used $270.0 million in cash compared to $130.7 million provided in the six months ended June 30, 2023. Cash used by operating activities in the six months ended June 30, 2024 was primarily related to the net loss in the period, as well as a decrease in other liabilities, an increase in deferred heavy maintenance and an increase in deposits and other assets. These increases were partially offset by higher non-cash expense of depreciation and amortization, as well as an increase in air traffic liability.

Net Cash Flows Provided (Used) By Investing Activities. During the six months ended June 30, 2024, investing activities provided $252.1 million, compared to $122.0 million used in the prior year period. Cash provided by investing activities during the six months ended June 30, 2024 was primarily related to cash proceeds from the sale of property and equipment, as well as refunds of PDPs related to the aircraft deferrals (per the Amendment), net of payments. The cash provided in the period was partially offset by the cash used to purchase property and equipment.

Net Cash Flows Provided (Used) In Financing Activities. During the six months ended June 30, 2024, financing activities used $121.4 million in cash compared to $244.3 million used in the six months ended June 30, 2023. During the six months ended June 30, 2024, the amount of cash used was mainly driven by cash payments to extinguish debt early and payments on debt obligations, partially offset by the proceeds of the issuance of long-term debt. Refer to "Notes to Condensed Consolidated Financial Statements —13. Debt and Other Obligations" for additional information.

We are also currently in discussions with representatives of our bondholders to negotiate the terms for refinancing our existing 8.00% senior secured notes due in September 2025, as well as with representatives of the holders of our convertible notes due 2026. In addition, we are also pursuing plans to refinance the fixed-rate debt associated with our owned aircraft. Refer to "Notes to Condensed Consolidated Financial Statements—1. Basis of Presentation" for additional information.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of June 30, 2024, our aircraft orders consisted of 92 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2031. Of these 92 aircraft, we have 1 aircraft scheduled for delivery in the remainder of 2024 and 3 aircraft scheduled for delivery in 2025. On April 3, 2024, we entered into the Amendment, which (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030-2031, and (ii) adjusts the delivery periods of option aircraft from 2027-2029 to 2029-2031. There are no changes to the aircraft on order from Airbus that are scheduled to be delivered in 2027-2029. As of June 30, 2024, we had secured financing for the 9 aircraft scheduled for delivery from Airbus through 2030, which will be financed through sale leaseback transactions. As of June 30, 2024, we did not have financing commitments in place for the remaining 83 Airbus aircraft on firm order through 2031. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the flight equipment purchase obligations in the table below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement that requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of June 30, 2024, we were committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.

During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs would include aircraft and other parts that we are already contractually obligated to purchase, including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute.

In addition to the Airbus Purchase Agreement, as of June 30, 2024, we had secured 14 direct leases for aircraft with third-party lessors, with deliveries in the remainder of 2024 through 2025. As of June 30, 2024, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $19.7 million for the remainder of 2024, $79.3 million in 2025, $85.7 million in 2026, $85.7 million in 2027, $85.7 million in 2028 and $971.5 million in 2029 and beyond.

We have significant obligations for aircraft and spare engines, as we had 152 leased aircraft, of which 134 aircraft were financed under operating leases and 18 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions, and 6 spare engines financed under operating leases. Aircraft rent payments were $126.1 million and $93.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $244.2 million and $180.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $16.9 million and $1.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively, for aircraft which would have been deemed finance leases resulting in failed sale leaseback transactions. Aircraft rent payments were $33.8 million and $2.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively, for aircraft which would have been deemed finance leases resulting in failed sale leaseback transactions.

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

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2024 and the periods in which payments are due (in millions):

	Remainder of 2024	2025 - 2026	2027 - 2028	2029 and beyond	Total
Long-term debt (1)	$65	$1,942	$412	$900	$3,319
Interest and fee commitments (2)	91	252	134	253	730
Finance and operating lease obligations	263	997	914	4,675	6,849
Flight equipment purchase obligations (3)	54	407	2,221	3,008	5,690
Other (4)	26	60	20	—	106
Total future payments on contractual obligations	$499	$3,658	$3,701	$8,836	$16,694

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans (includes failed sale leaseback transactions), unsecured term loans, Class A Series 2015-1 EETCs, Class AA, Class A and Class B Series 2017-1 EETCs and convertible notes. Refer to "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans (includes failed sale leaseback transactions), unsecured term loans, Class A Series 2015-1 EETCs, Class AA, Class A and Class B Series 2017-1 EETCs and convertible notes. Includes interest accrued as of June 30, 2024 related to our variable-rate revolving credit facility.
(3) Includes estimated amounts for contractual price escalations and PDPs, as of June 30, 2024.
(4) Primarily related to our reservation system, construction commitments related to our new headquarters campus and residential building and other miscellaneous subscriptions and services. Refer to "Notes to Condensed Consolidated Financial Statements—11. Commitments and Contingencies."

On July 30, 2024, we entered into the Direct Lease Transaction with AerCap for 36 aircraft currently scheduled for delivery between 2027 and 2028, which were originally part of our order book. Under the terms of the transaction, AerCap will assume the delivery positions for the Leased Aircraft and related PDP obligations. AerCap has agreed to lease each Leased Aircraft to us upon delivery by Airbus. Each of the leases will have fixed rent payments.

In connection with the Direct Lease Transaction, on July 30, 2024, we entered into the PDP Transaction whereby an amount equal to certain PDPs with respect to 52 aircraft currently scheduled for delivery between 2029 and 2031 subject to the "Airbus Purchase Agreement" was paid to us at closing of the PDP Transaction. The Direct Lease Transaction and the PDP Transaction, in the aggregate, resulted in $186 million of additional cash paid to us. Repayment of the Funded PDPs and related amounts with respect to the Other Aircraft will bear interest at a fixed rate.

Refer to "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations" for additional information.

Off-Balance Sheet Arrangements
As of June 30, 2024, we had lines of credit related to corporate credit cards of $6.1 million, collateralized by a $6.0 million letter of credit, from which we had drawn $3.0 million.

As of June 30, 2024, we had lines of credit with counterparties for derivatives in the amount of $3.5 million. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of June 30, 2024, we did not hold any derivatives.
As of June 30, 2024, we had $12.8 million in surety bonds, collateralized by a letter of credit for approximately 50% of the outstanding amount, and $74.9 million in standby letters of credit, collateralized by $76.2 million of restricted cash, representing an off-balance sheet commitment, of which $67.0 million were issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding special charges (credits), loss (gain) on disposal of assets, a litigation loss contingency recorded in the second quarter of 2023 and a litigation loss contingency adjustment recorded in the first quarter of 2024, divided by ASMs.

“Adjusted CASM ex-fuel” means operating expenses excluding aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, a litigation loss contingency recorded in the second quarter of 2023 and a litigation loss contingency adjustment recorded in the first quarter of 2024, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2024 represented approximately 28.0% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $176 million. As of June 30, 2024, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $115.3 million as of June 30, 2024.

Fixed-Rate Debt. As of June 30, 2024, we had $1,547.5 million outstanding in fixed-rate debt related to 39 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $1,507.2 million. In addition, as of June 30, 2024, we had $1,110.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $1,114.3 million and $131.1 million. As of June 30, 2024, we also had $525.1 million outstanding in convertible debt which had a fair value of $267.1 million.

Variable-Rate Debt. As of June 30, 2024, we did not have any outstanding variable-rate long term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended June 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
In 2017, a purported class action lawsuit was filed against us in the Eastern District of New York ("EDNY"), styled Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to our practice of charging fees for ancillary products and services. In June 2023, we reached a tentative settlement in mediation for a maximum amount of $8.3 million. The EDNY issued a preliminary approval order on September 21, 2023, and the final approval hearing was held on December 11, 2023. The total amount paid depends on a number of factors, including participation of class members and any conditions on the settlement approved by the EDNY. As of December 31, 2023, our best estimate of the probable loss associated with the settlement was $6.0 million recorded in other operating expenses within our consolidated statements of operations. During the first quarter of 2024, the estimated probable loss recorded was reduced by $1.4 million. In addition, as of June 30, 2024, we have paid $3.2 million of the estimated probable loss. As of June 30, 2024, the remaining accrual of $1.3 million is recorded in other current liabilities within our consolidated balance sheets.
On February 27, 2023, ALPA filed a grievance against us claiming that we violated the collective bargaining agreement (“CBA”) by excluding its pilots from our retention award programs granted as part of the former merger agreement with Frontier Airlines (the "Former Frontier Merger Agreement") and the former Merger Agreement with JetBlue. On September 8, 2023, we filed a motion to dismiss the grievance, as we do not believe that ALPA filed the grievance within the timeline set forth in the CBA. As of June 30, 2024, the grievance is postponed indefinitely. The potential outcomes of this claim cannot be determined, and an estimate of the reasonably possible loss or range of loss cannot be made.
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

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024, other than the following risk factors, the removal of all risk factors under the heading “Risks Related to Recent Events” and the risk factor disclosed in Item 1A "Risk Factors" contained in our Quarterly Report on the Form 10-Q for the quarter ended March 31, 2024, filed with the Securities and Exchange Commission on May 6, 2024. Investors are urged to review all such risk factors carefully.

We need to extend or refinance our existing debt maturities as well as seek additional financing to have sufficient working capital to execute on our proposed business plan over the next twelve months. Any failure to do so will require us to further recapitalize or restructure our business.

We have been impacted by an increasingly challenging pricing environment and the expected short-term impact of certain policy changes, such as the removal of change and cancel fees, which have negatively affected revenue performance. We expect these trends to continue for at least the remainder of 2024, which will create uncertainty in our operating results and impact liquidity. We are working to address these concerns, including by pursuing plans to extend or refinance our existing debt. For example, we are currently in discussions with representatives of certain of our bondholders to negotiate amended terms for extending or refinancing our existing 8.00% senior secured notes due September 2025 and our convertible notes due 2026. We are in the process of implementing discretionary cost reduction strategies, executing on planned sale leaseback transactions related to owned aircraft, and, in the event the specified minimum outstanding principal amount of our existing 8.00% senior secured notes due in September 2025 are not extended or refinanced prior to September 20, 2024, we intend to renegotiate terms with our credit card processor and other parties to facilitate payment processing. Our plans also include refinancing the fixed-rate debt associated with our owned aircraft and raising additional capital. There can be no assurance that sufficient funds required during the next year or thereafter will be generated from our operations or that funds will be available from external sources, such as debt or equity financings or refinancings or other sources. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on our existing stockholders. Refer to “Notes to Condensed Consolidated Financial Statements—1. Basis of Presentation” for additional information. We cannot provide any assurances that we will be successful in accomplishing any of our plans. Any failure to refinance our existing debt in a timely manner could, absent further negotiations with the lenders under our revolving credit facility or our credit card processor or other debt holders, lead to default or termination of such agreements, which would require management to take various additional measures to conserve or raise additional liquidity, including further recapitalizing or restructuring our business, and would have a material adverse effect on our financial performance, results of operations and stock price as well as our ability to execute on our proposed business plan over the next twelve months.

We are highly dependent upon our cash balances and operating cash flows.

On July 2, 2024, we modified our revolving credit facility to extend the final maturity to September 30, 2026; provided that if our 8.00% senior secured notes due 2025 are not extended or refinanced by June 20, 2025, or our convertible notes due 2026 are not extended or refinanced by February 12, 2026, in each case in a specified minimum outstanding principal amount thereof, then the facility expiration will be automatically shortened to June 21, 2025 or February 13, 2026, respectively. Refer to "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations" for additional information regarding our revolving credit facility. This credit facility is not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances and on additional financing to fund our operations and to make scheduled payments on our aircraft-related fixed obligations. We have sought, and may continue to seek, financing from other available sources to fund our operations.

In addition, on July 2, 2024, we modified our existing credit card processing agreement to extend the term through December 31, 2025, including automatic extensions for two successive one-year terms (subject to the right of either party to the agreement to opt out of any extension term by written notice to the other within a specified period of time prior to the commencement of any extension term); provided that if our 8.00% senior secured notes due 2025 are not extended or refinanced by September 20, 2024, in a specified minimum outstanding principal amount thereof, then the term will revert to December 31, 2024. Refer to “Notes to Condensed Consolidated Financial Statements—11. Commitments and Contingencies" for additional information regarding our credit card processing arrangements. Our credit card processor is also entitled to withhold receipts from customer purchases from us, under certain circumstances, unless we offer further collateral. If we fail to maintain certain liquidity and other financial covenants or are unable to offer sufficient collateral, these parties could exercise their rights to holdback, which would result in a reduction of unrestricted cash that could be material. If we are unable to extend or refinance the specified minimum outstanding principal amount of our 8.00% senior secured notes due 2025 by September 20,

2024, we may be compelled to pursue further negotiations with our credit card processor and other parties or to take various additional measures to conserve or raise additional liquidity, including further recapitalizing or restructuring our business.

If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain an additional line of credit, other borrowing facility or equity financing, we could default on our operating leases and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the second quarter of 2024. All stock repurchases during this period were made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 1-30, 2024	1,893	$4.70	—	$—
May 1-31, 2024	—	—	—	—
June 1-30, 2024	—	—	—	—
Total	1,893	$4.70	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION

Direct Lease and PDP Transactions
On July 30, 2024, the Company entered into a direct lease transaction (the “Direct Lease Transaction”) with AerCap Holdings N.V. (“AerCap”) for 36 aircraft currently scheduled for delivery between 2027 and 2028 (the "Leased Aicraft") which were originally part of the Company’s order book. Under the terms of the transaction, AerCap will assume the delivery positions for the Leased Aircraft and related PDP obligations. AerCap has agreed to lease each Leased Aircraft to the Company upon delivery by Airbus. Each of the leases will have fixed rent payments.

In connection with the Direct Lease Transaction, on July 30, 2024, the Company entered into the PDP Transaction whereby an amount equal to certain PDPs with respect to 52 aircraft currently scheduled for delivery between 2029 and 2031 (the “Other Aircraft”) subject to the "Airbus Purchase Agreement” was paid to the Company (the “Funded PDPs”) at closing of the PDP Transaction. The Direct Lease Transaction and the PDP Transaction, in the aggregate, resulted in $186 million of additional cash paid to the Company. Repayment of the Funded PDPs and related amounts with respect to the Other Aircraft will bear interest at a fixed rate.

Subject to certain materiality thresholds, qualifications, exceptions, and grace and cure periods, each of the Direct Lease Transaction and PDP Transaction also include certain customary provisions for events of default, including payment defaults, covenant defaults and bankruptcy events, and remedy provisions for the financing parties with respect to the Leased Aircraft, the Other Aircraft and the Airbus Purchase Agreement.

Concurrently with the entry into the Direct Lease Transaction and the PDP Transaction, the Company’s Airbus Purchase Agreement has been amended to allow for the terms and conditions described above, along with adjustments to the PDP amounts and payment schedules for the affected aircraft and other related changes.

The preceding description is qualified in its entirety by reference to the full text of the transaction documents and the amended Airbus Purchase Agreement, copies of which the Company intends to file as an exhibit to its Quarterly Report on
Form 10-Q for the quarter ended September 30, 2024.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

10.1#
Amendment No. 7 and Third Amended and Restated Letter Agreement No. 4, dated as of April 3, 2024, to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019, between Airbus S.A.S. and Spirit Airlines, Inc.

10.2+
Spirit Airlines, Inc. 2024 Incentive Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 25, 2024 (File No. 001-35186), is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.
#	Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

July 31, 2024	By:	/s/ Frederick S. Cromer
Frederick S. Cromer
Executive Vice President and Chief Financial Officer