Form 10-Q
period 2024-09-30
Spirit Airlines, Inc.
filed 2024-11-25
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

(954) 447-7920
(Registrant’s telephone number, including area code)
____________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered	Trading Symbol
Common Stock, $0.0001 par value	New York Stock Exchange	SAVE[1]

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on November 14, 2024:

Class	Number of Shares
Common Stock, $0.0001 par value	109,523,815
1

1 On November 18, 2024, Spirit Airlines, Inc., a Delaware corporation (“Spirit”), was notified by the staff of the NYSE Regulation (“NYSE Regulation”) that it plans to file a delisting application with the Securities and Exchange Commission (the “SEC”) to delist the common stock, par value $0.0001, of the Company (the “common stock”) from the New York Stock Exchange (“NYSE”) upon the completion of all applicable procedures and that trading in the common stock was suspended immediately. Ten calendar days after the Form 25 is filed by NYSE Regulation, the delisting will become effective. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days, or such shorter period as the SEC may determine, after the filing of the Form 25. The common stock began trading on the OTC Pink Market on November 19, 2024 under the symbol “SAVEQ”.
2

Table of Contents

3

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Airlines, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating revenues:
Passenger	$1,171,405	$1,233,912	$3,664,518	$3,971,446
Other	25,699	24,631	79,012	69,343
Total operating revenues	1,197,104	1,258,543	3,743,530	4,040,789

Operating expenses:
Aircraft fuel	373,399	455,241	1,187,046	1,333,984
Salaries, wages and benefits	427,125	404,177	1,276,986	1,201,067
Landing fees and other rents	130,044	107,525	352,826	311,357
Aircraft rent	148,511	97,393	389,056	274,761
Depreciation and amortization	84,028	82,802	249,860	241,335
Maintenance, materials and repairs	57,368	56,465	164,736	167,704
Distribution	55,687	46,323	146,786	145,041
Special charges (credits)	151	12,378	36,028	46,333
Loss (gain) on disposal of assets	3,191	(2,250)	(13,885)	5,652
Other operating	214,039	187,249	610,379	594,499
Total operating expenses	1,493,543	1,447,303	4,399,818	4,321,733

Operating income (loss)	(296,439)	(188,760)	(656,288)	(280,944)

Other (income) expense:
Interest expense	54,135	41,260	163,251	121,933
Loss (gain) on extinguishment of debt	—	—	(14,996)	—
Capitalized interest	(1,173)	(8,582)	(16,865)	(24,675)
Interest income	(11,341)	(18,442)	(37,100)	(49,838)
Other (income) expense	(23)	649	(65,848)	1,957
Total other (income) expense	41,598	14,885	28,442	49,377

Income (loss) before income taxes	(338,037)	(203,645)	(684,730)	(330,321)
Provision (benefit) for income taxes	(29,794)	(46,093)	(40,925)	(66,509)

Net income (loss)	$(308,243)	$(157,552)	$(643,805)	$(263,812)
Basic earnings (loss) per share	$(2.81)	$(1.44)	$(5.88)	$(2.42)
Diluted earnings (loss) per share	$(2.81)	$(1.44)	$(5.88)	$(2.42)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(308,243)	$(157,552)	$(643,805)	$(263,812)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $48, $108, $71 and $57	370	(22)	242	194
Interest rate derivative loss reclassified into earnings, net of taxes of $4, $29, $14 and $31	13	12	41	98
Other comprehensive income (loss)	$383	$(10)	$283	$292
Comprehensive income (loss)	$(307,860)	$(157,562)	$(643,522)	$(263,520)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$423,547	$865,211
Restricted cash	170,086	119,400
Short-term investment securities	117,104	112,501
Accounts receivable, net	230,079	205,468
Prepaid expenses and other current assets	276,373	209,547
Total current assets	1,217,189	1,512,127

Property and equipment:
Flight equipment	3,788,568	3,961,785
Ground property and equipment	785,265	726,364
Less accumulated depreciation	(1,274,378)	(1,169,021)
	3,299,455	3,519,128
Operating lease right-of-use assets	4,516,298	3,561,028
Pre-delivery deposits on flight equipment	124,290	480,717
Deferred heavy maintenance, net	302,600	313,505
Other long-term assets	33,217	30,732
Total assets	$9,493,049	$9,417,237

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$49,637	$42,098
Air traffic liability	459,558	383,751
Current maturities of long-term debt, net, and finance leases	1,253,376	315,580
Current maturities of operating leases	255,942	224,865
Other current liabilities	521,690	705,298
Total current liabilities	2,540,203	1,671,592

Long-term debt, net and finance leases, less current maturities	1,986,735	3,055,221
Operating leases, less current maturities	4,267,577	3,298,871
Deferred income taxes	71,639	107,761
Deferred gains and other long-term liabilities	123,146	149,450
Shareholders’ equity:
Common stock	11	11
Additional paid-in-capital	1,171,856	1,158,278
Treasury stock, at cost	(81,284)	(80,635)
Retained earnings (deficit)	(587,050)	56,755
Accumulated other comprehensive income (loss)	216	(67)
Total shareholders’ equity	503,749	1,134,342
Total liabilities and shareholders’ equity	$9,493,049	$9,417,237
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating activities:
Net income (loss)	$(643,805)	$(263,812)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Losses reclassified from other comprehensive income	55	129
Share-based compensation	5,374	9,322
Allowance for doubtful accounts (recoveries)	822	159
Amortization of debt issuance costs	10,625	11,675
Depreciation and amortization	249,860	241,335
Accretion of 8.00% senior secured notes	3,157	3,157
Amortization of debt discount	8,650	5,262
Deferred income tax benefit	(36,208)	(66,877)
Loss (gain) on disposal of assets	(13,885)	5,652
Changes in operating assets and liabilities:
Accounts receivable, net	(20,972)	26,158
Deposits and other assets	(59,303)	(23,105)
Deferred heavy maintenance	(74,739)	(162,675)
Income tax receivable	(4,193)	35,712
Accounts payable	(23,508)	9,406
Air traffic liability	75,807	(263)
Other liabilities	(109,826)	106,769
Other	(2,203)	(1,890)
Net cash provided by (used in) operating activities	(634,292)	(63,886)

Investing activities:
Purchase of available-for-sale investment securities	(132,040)	(95,473)
Proceeds from the maturity and sale of available-for-sale investment securities	131,100	93,770
Proceeds from sale of property and equipment	164,313	52,466
Pre-delivery deposit and other payments on flight equipment	(3,648)	(86,245)
Pre-delivery deposit refunds on flight equipment	349,830	88,223
Capitalized interest	(13,171)	(16,117)
Assets under construction for others	1,376	(11,086)
Purchase of property and equipment	(91,754)	(211,083)
Net cash provided by (used in) investing activities	406,006	(185,545)
Financing activities:
Proceeds from issuance of long-term debt	123,500	—
Payments on debt obligations	(151,517)	(287,005)
Payments for the early extinguishment of debt	(124,007)	—
Payments on finance lease obligations	(257)	(408)
Reimbursement for assets under construction for others	(1,159)	11,088
Repurchase of common stock	(649)	(1,708)
Debt issuance and refinancing costs	(8,603)	(555)
Net cash provided by (used in) financing activities	(162,692)	(278,588)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(390,978)	(528,019)
Cash, cash equivalents, and restricted cash at beginning of period (1)	984,611	1,465,742
Cash, cash equivalents, and restricted cash at end of period (1)	$593,633	$937,723
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$126,127	$101,729
Income taxes paid (received), net	$7,384	$(32,724)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$388,328	$289,465
Financing cash flows for finance leases	$25	$25
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$274	$145
Capital expenditures funded by operating lease borrowings	$1,177,514	$821,133
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in the Company's condensed consolidated statement of cash flows.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Airlines, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Nine Months Ended September 30, 2023
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2022	$11	$1,146,015	$(77,998)	$504,219	$(596)	$1,571,651
Convertible debt conversions	—	300	—	—	—	300
Share-based compensation	—	3,273	—	—	—	3,273
Repurchase of common stock	—	—	(1,673)	—	—	(1,673)
Changes in comprehensive income (loss)	—	—	—	—	206	206
Net income (loss)	—	—	—	(103,911)	—	(103,911)
Balance at March 31, 2023	$11	$1,149,588	$(79,671)	$400,308	$(390)	$1,469,846
Share-based compensation	—	3,480	—	—	—	3,480
Repurchase of common stock	—	—	(1)	—	—	(1)
Changes in comprehensive income (loss)	—	—	—	—	96	96
Net income (loss)	—	—	—	(2,349)	—	(2,349)
Balance at June 30, 2023	$11	$1,153,068	$(79,672)	$397,959	$(294)	$1,471,072
Share-based compensation	—	2,569	—	—	—	2,569
Repurchase of common stock	—	—	(34)	—	—	(34)
Changes in comprehensive income (loss)	—	—	—	—	(10)	(10)
Net income (loss)	—	—	—	(157,552)	—	(157,552)
Balance at September 30, 2023	$11	$1,155,637	$(79,706)	$240,407	$(304)	$1,316,045

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023	$11	$1,158,278	$(80,635)	$56,755	$(67)	$1,134,342
Derivative liability	—	8,204	—	—	—	8,204
Share-based compensation	—	3,080	—	—	—	3,080
Repurchase of common stock	—	—	(636)	—	—	(636)
Changes in comprehensive income (loss)	—	—	—	—	(98)	(98)
Net income (loss)	—	—	—	(142,635)	—	(142,635)
Balance at March 31, 2024	$11	$1,169,562	$(81,271)	$(85,880)	$(165)	$1,002,257
Share-based compensation	—	342	—	—	—	342
Repurchase of common stock	—	—	(9)	—	—	(9)
Changes in comprehensive income (loss)	—	—	—	—	(1)	(1)
Net income (loss)	—	—	—	(192,927)	—	(192,927)
Balance at June 30, 2024	$11	$1,169,904	$(81,280)	$(278,807)	$(166)	$809,662
Share-based compensation	—	1,952	—	—	—	1,952
Repurchase of common stock	—	—	(4)	—	—	(4)
Changes in comprehensive income (loss)	—	—	—	—	382	382
Net income (loss)	—	—	—	(308,243)	—	(308,243)
Balance at September 30, 2024	$11	$1,171,856	$(81,284)	$(587,050)	$216	$503,749
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
Going Concern

The Company has been impacted by an increasingly challenging pricing environment. Moreover, the expected short-term impact of certain policy changes, such as the removal of change and cancel fees, have negatively affected revenue performance. In addition, challenging market conditions, including increasing costs, have impacted the Company's performance. The Company expects these trends to continue for at least the remainder of 2024, which creates uncertainty in operating results.

In addition, the Company had been in discussions with representatives of certain of its bondholders to negotiate the terms for refinancing or extending its existing 8.00% senior secured notes due in September 2025, as well as representatives of certain of its convertible notes due 2026. On November 18, 2024, the Company entered into a Restructuring Support Agreement (as defined below) with certain of its bondholders.
The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year from the filing of this Quarterly Report on Form 10-Q. On November 18, 2024 (the “Petition Date”), Spirit commenced a voluntary case (the “Chapter 11 Case”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under the terms of the Restructuring Support Agreement (as defined below), certain of Spirit’s subsidiaries (together with Spirit, the “Company Parties”) plan to file voluntary petitions for relief under the Bankruptcy Code on or before November 29, 2024 (together with the Chapter 11 Case, the “Chapter 11 Cases”). Since the Petition Date, Spirit has been operating its businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Spirit received approval from the Bankruptcy Court for a variety of “first day” motions to continue its ordinary course operations during the Chapter 11 Case. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan, its financial condition, liquidity and its continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court. The Company can give no assurances that it will be able to secure additional sources of funds to support its operations, or, if such funds are available to the Company, that such additional financing will be sufficient to meet its needs. Based on such evaluation and management’s current plans, which are subject to change and include implementation of discretionary cost reduction strategies and the sale of certain of its owned aircraft, management believes there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue to operate as a going concern, which contemplates the Company’s ability to successfully implement the plan of reorganization, its continuity of operations, realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

For additional information, refer to Note 14, Subsequent Events.

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

In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders an approval prepayment amount (the "Approval Prepayment Amount") of $2.50 per share. Additionally, beginning January 2023, and through the termination of the Merger Agreement on March 1, 2024, JetBlue paid on a monthly basis additional prepayments (the "Additional Prepayments") of $0.10 per share of common stock to all Spirit stockholders of record. Due to the payment of the Approval Prepayment Amount and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, the Company announced related adjustments to the conversion rates of its 4.75% convertible senior notes due 2025 (“convertible notes due 2025”) and its 1.00% convertible senior notes due 2026
(“convertible notes due 2026” and, collectively with the convertible notes due 2025, the “convertible notes”), as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding.

On March 1, 2024, Spirit, JetBlue and Merger Sub entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Merger Agreement was terminated, effective immediately. JetBlue ceased paying Additional Prepayment Amounts and, therefore, no further adjustments to the conversion rates of the Company's convertible notes due 2025 and convertible notes due 2026 or to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding were made in connection with the Merger Agreement. As of September 30, 2024, the conversion rates of the convertible notes due 2025 and 2026 were 97.5929 and 25.3578 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of September 30, 2024, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.393, $19.761 and $29.496, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 643,625.20, 170,230.67 and 99,526.95, respectively.

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

Pratt & Whitney

On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW 1100G-JM geared turbo fan (“GTF”) fleet, which powers the Company's A320neo family of aircraft. The temporary removal of engines from service has driven and is expected to continue contributing to a significant decrease in the Company's growth projections. The Company has reduced capacity in amounts and timing commensurate with the currently scheduled removal and inspection of these impacted engines, however, the Company continues to assess the impact on its future capacity plans.

On March 26, 2024, the Company entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE will provide the Company with a monthly credit, subject to certain conditions, as compensation for each of the Company's aircraft unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024. The credits are accounted for as vendor consideration in accordance with ASC 705-20 and are recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to the Company’s progress towards earning the credits. Pratt & Whitney agreed to issue the Company $116.9 million in credits related to the aircraft on ground ("AOG") days through September 30, 2024. During the three and nine months ended September 30, 2024, the Company recognized $29.7 million and $104.7 million, respectively. Of the amounts recognized, as of September 30, 2024, the Company had recorded $92.6 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on the Company's condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, the Company recorded $4.9 million and $12.1 million of these credits, respectively, on the Company's condensed consolidated statements of operations within maintenance, materials and repairs and aircraft rent. In addition, during the three and nine months ended September 30, 2024, the Company recognized lower depreciation expense of $3.9 million and $5.5 million, respectively, related to credits recognized as a reduction of the cost basis of assets purchased from IAE in depreciation and amortization within the Company's condensed consolidated statements of operations. The difference remaining between the amount of credits Pratt & Whitney agreed to issue and the amount the Company has recognized will be recognized in the future as reductions in the cost basis of goods and services purchased from Pratt & Whitney.

The temporary removal of engines from service is expected to continue through at least 2026. The Company is currently discussing arrangements with Pratt & Whitney for any of its aircraft that remain unavailable for operational service after December 31, 2024.

4. Revenue

Operating revenues are comprised of passenger revenues and other revenues. Passenger revenues are primarily comprised of fares and related ancillary items such as bags, seats and other travel-related fees. Other revenues primarily consist of the marketing component of the sale of loyalty points to the Company's credit card partner and commissions revenue from the sale of various items, such as hotels and rental cars.

Passenger revenues are generally recognized once the related flight departs. Accordingly, the value of tickets and non-fare revenues sold in advance of travel is included under the Company's current liabilities as “air traffic liability,” or “ATL”, until the related air travel is provided. As of September 30, 2024 and December 31, 2023, the Company had ATL balances of $459.6 million and $383.8 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the DOT are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
DOT—Domestic	$1,084,576	$1,091,157	$3,320,511	$3,511,446
DOT—Latin America	112,528	167,386	423,019	529,343
Total	$1,197,104	$1,258,543	$3,743,530	$4,040,789

Loyalty Programs

The Company operates the Spirit Saver$ Club®, which is a subscription-based loyalty program that allows members access to exclusive, extra-low fares, as well as discounted prices on bags and seats, shortcut boarding and security, and exclusive offers on hotels, rental cars and other travel necessities. The Company also operates the Free Spirit loyalty program, which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit loyalty program members earn and accrue points for dollars spent on Spirit for flights and other non-fare services, as well as services from non-air partners such as retail merchants, hotels or car rental companies. Customers can also earn points based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell points. The Company's co-branded credit card agreement provides for joint marketing pursuant to which cardholders earn points by making purchases using co-branded cards. Points earned and accrued by Free Spirit loyalty program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel. The Company's agreement with the administrator of the Free Spirit affinity credit card program expires on December 31, 2028.
The Company defers the amount of award travel obligations as part of loyalty deferred revenue within ATL on the Company's condensed consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.

5. Loss (Gain) on Disposal

During the three and nine months ended September 30, 2024, the Company recorded a loss of $3.2 million and a gain of $13.9 million, respectively, in loss (gain) on disposal of assets in the condensed consolidated statements of operations. During the three months ended September 30, 2024, the Company completed the sale of 2 A319 airframes and 2 A319 engines and recorded a related net loss of $2.8 million. In addition, the Company recorded $0.4 million in losses during the three months ended September 30, 2024, related to the write-off of obsolete assets and other adjustments.

Loss (gain) on disposal of assets for the nine months ended September 30, 2024, included a $22.0 million gain recorded as a result of seven aircraft sale leaseback transactions related to new aircraft deliveries completed during the first and second quarters of 2024. During the nine months ended September 30, 2024, the Company completed the sale of 12 A319 airframes and 26 A319 engines and recorded a related net loss of $6.1 million.

In addition, during the first quarter of 2024, the Company completed five sale leaseback transactions (on aircraft previously owned by the Company) of which two resulted in operating leases and three would have been deemed finance leases resulting in failed sale leaseback transactions. As a result of the two sale leaseback transactions that resulted in operating leases, the Company recorded a related loss of $1.7 million within loss (gain) on disposal of assets during the nine months ended September 30, 2024. Refer to Note 10, Leases for additional information on the five sale leaseback transactions.

During the three and nine months ended September 30, 2023, the Company recorded a gain of $2.3 million and a loss of $5.7 million, respectively, in loss (gain) on disposal of assets in the condensed consolidated statements of operations. Gain on disposal of assets for the three months ended September 30, 2023 included a $2.2 million gain related to three aircraft sale leaseback transactions completed during the third quarter of 2023. Loss (gain) on disposal of assets for the nine months ended September 30, 2023 included a $4.5 million loss related to eight aircraft sale leaseback transactions completed during the nine months ended September 30, 2023.

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

6. Special Charges (Credits)

During the three months ended September 30, 2024, the Company recorded $0.2 million in net charges within special charges (credits) on the Company's condensed consolidated statements of operations in legal, advisory and other fees related to the former Merger Agreement with JetBlue entered into on July 28, 2022 and terminated on March 1, 2024.

During the nine months ended September 30, 2024, the Company recorded $28.1 million in net charges within special charges (credits) on the Company's condensed consolidated statements of operations in legal, advisory and other fees related to the former Merger Agreement with JetBlue. In addition, as part of the former JetBlue Merger Agreement, the Company implemented an employee retention award program (the "JetBlue Retention Award Program") during the third quarter of 2022. This amount was paid to the Company's employees in two installments. The first installment was paid in July 2023 and the second installment was paid in March 2024 upon termination of the former JetBlue Merger Agreement. During the nine months ended September 30, 2024, the Company recorded $8.0 million within special charges (credits) on the Company's condensed consolidated statements of operations, related to the Company's JetBlue Retention Award Program.

During the three and nine months ended September 30, 2023, the Company recorded $9.6 million and $30.0 million in net charges, respectively, within special charges (credits) on the Company's condensed consolidated statements of operations in legal, advisory and other fees related to the Merger Agreement with JetBlue entered into on July 28, 2022. In addition, during the three and nine months ended September 30, 2023, the Company recorded $2.7 million and $16.3 million, respectively, within special charges (credits) on the Company's condensed consolidated statements of operations, related to the Company's JetBlue Retention Award Program.

7. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except per-share amounts)
Numerator
Net income (loss)	$(308,243)	$(157,552)	$(643,805)	$(263,812)
Denominator
Weighted-average shares outstanding, basic	109,521	109,164	109,486	109,145
Effect of dilutive shares	—	—	—	—
Adjusted weighted-average shares outstanding, diluted	109,521	109,164	109,486	109,145
Earnings (loss) per share
Basic earnings (loss) per common share	$(2.81)	$(1.44)	$(5.88)	$(2.42)
Diluted earnings (loss) per common share	$(2.81)	$(1.44)	$(5.88)	$(2.42)
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

As of September 30, 2024 and December 31, 2023, the Company had $117.1 million and $112.5 million, respectively, in short-term available-for-sale investment securities. During the nine months ended September 30, 2024 and 2023, these investments earned interest income at a weighted-average fixed rate of approximately 5.0% and 4.3%, respectively. For the three and nine months ended September 30, 2024, an unrealized gain of $370 thousand and $242 thousand, net of deferred taxes, respectively, was recorded within accumulated other comprehensive income ("AOCI") related to these investment securities. For the three and nine months ended September 30, 2023, an unrealized loss of $15 thousand and an unrealized gain of $205 thousand, net of deferred taxes, respectively, was recorded within AOCI related to these investment securities. For the three and nine months ended September 30, 2024 and September 30, 2023, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of September 30, 2024 and December 31, 2023, $274 thousand and $32 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

9. Other Current Liabilities

Other current liabilities as of September 30, 2024 and December 31, 2023 consisted of the following:

	September 30, 2024	December 31, 2023
	(in thousands)
Salaries, wages and benefits	$173,268	$187,723
Airport obligations	86,304	125,278
Aircraft maintenance	80,034	58,800
Federal excise and other passenger taxes and fees payable	78,377	104,447
Interest payable	27,486	24,732
Aircraft and facility lease obligations	22,308	36,115
Fuel	8,473	64,149
Other	45,440	104,054
Other current liabilities	$521,690	$705,298

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

The filing of the Chapter 11 Cases on November 18, 2024 constitutes an event of default under the Company's lease agreements, subject to the automatic stay resulting from the Chapter 11 Cases. For additional information on the Company's ongoing bankruptcy proceedings and its related automatic stay and other protections, refer to Note 14, Subsequent Events.
During the nine months ended September 30, 2024, the Company took delivery of 17 aircraft under direct operating leases, 7 aircraft under sale leaseback transactions and purchased 4 spare engines with cash, 1 of which was purchased off lease. As of September 30, 2024, the Company had a fleet consisting of 217 A320 family aircraft. As of September 30, 2024, the Company had 143 aircraft financed under operating leases with lease term expirations between 2025 and 2042. In addition, the Company owned 56 aircraft, of which 5 were unencumbered, as of September 30, 2024. The Company also had 18 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 13, Debt and Other

Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of September 30, 2024, the Company also had 5 spare engines financed under operating leases with lease term expiration dates ranging from 2025 to 2033 and owned 34 spare engines, of which, 13 were unencumbered and 21 were pledged as collateral under the Company's revolving credit facility.

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

As of September 30, 2024, the Company's finance lease obligations primarily related to the lease of computer equipment used by the Company's flight crews and office equipment. Payments under these finance lease agreements are fixed for terms ranging from four to five years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of September 30, 2024. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2024	$55	$140,665	$1,635	$142,355
2025	219	551,446	5,061	556,726
2026	141	525,132	4,939	530,212
2027	93	509,172	4,140	513,405
2028	67	488,406	2,757	491,230
2029 and thereafter	6	5,137,395	143,766	5,281,167
Total minimum lease payments	$581	$7,352,216	$162,298	$7,515,095
Less amount representing interest	57	2,857,923	133,072	2,991,052
Present value of minimum lease payments	$524	$4,494,293	$29,226	$4,524,043
Less current portion	193	252,290	3,652	256,135
Long-term portion	$331	$4,242,003	$25,574	$4,267,908
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $2.7 million for the remainder of 2024 and $0.3 million for 2025 and beyond.

The table below presents information for lease costs related to the Company's finance and operating leases:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Finance lease cost
Amortization of leased assets	$77	$102	$229	$362
Interest of lease liabilities	8	7	25	25
Operating lease cost
Operating lease cost (1)	133,321	95,798	375,187	271,159
Short-term lease cost (1)	8,156	7,411	29,293	29,780
Variable lease cost (1)	81,597	61,170	195,126	168,071
Total lease cost	$223,159	$164,488	$599,860	$469,397
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	September 30, 2024	September 30, 2023
Weighted-average remaining lease term
Operating leases	15.2 years	15.1 years
Finance leases	3.1 years	2.4 years
Weighted-average discount rate
Operating leases	7.08%	6.66%
Finance leases	5.81%	4.27%

11. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. On April 3, 2024, the Company entered into Amendment No. 7 (the "Amendment") to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the "Airbus Purchase Agreement") with Airbus S.A.S. ("Airbus"). The Amendment (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030-2031, and (ii) adjusts the delivery periods of option aircraft from 2027-2029 to 2029-2031. On July 30, 2024, the Company entered into a direct lease transaction (the “Direct Lease Transaction”) with AerCap Holdings N.V. (“AerCap”) for 36 aircraft scheduled for delivery between 2027 and 2028 (the “Leased Aircraft”) which were originally part of the Company’s order book. Under the terms of the transaction, AerCap will assume the delivery positions for the Leased Aircraft and related pre-delivery payment ("PDP") obligations. AerCap has agreed to lease each Leased Aircraft to the Company upon delivery by Airbus. Each of the leases will have fixed rent payments.

As of September 30, 2024, the Company's total firm aircraft orders consisted of 56 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2031. As of September 30, 2024, the Company had secured financing for four aircraft scheduled for delivery from Airbus through 2025, which will be financed through sale leaseback transactions. As of September 30, 2024, the Company did not have financing commitments in place for the remaining 52 Airbus aircraft on firm order through 2031. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus as of September 30, 2024 are included within the purchase commitments below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.
In connection with the Direct Lease Transaction, on July 30, 2024, the Company entered into a transaction (the “PDP Transaction”) whereby certain PDPs with respect to 52 aircraft currently scheduled for delivery between 2029 and 2031 (the “Other Aircraft”), subject to the Airbus Purchase Agreement were paid to the Company (the “Funded PDPs”) at closing of the

PDP Transaction. The Direct Lease Transaction and the PDP Transaction, in the aggregate, resulted in approximately $186 million of additional cash paid to the Company.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement that requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of September 30, 2024, the Company is committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.

As of September 30, 2024, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $56.4 million for the remainder of 2024, $143.9 million in 2025, $12.3 million in 2026, $183.0 million in 2027, $297.8 million in 2028 and $2,982.1 million in 2029 and beyond.

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

In addition to the Airbus Purchase Agreement, as of September 30, 2024, the Company had agreements in place for 41 A320neos and A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from the remainder of 2024 through 2028. As of September 30, 2024, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions were expected to be approximately $1.8 million for the remainder of 2024, $33.8 million in 2025, $40.5 million in 2026, $101.7 million in 2027, $196.6 million in 2028 and $2,538.6 million in 2029 and beyond.
Interest commitments related to the secured debt financing of 69 delivered aircraft as of September 30, 2024 were $21.6 million for the remainder of 2024, $81.8 million in 2025, $75.3 million in 2026, $67.9 million in 2027, $59.0 million in 2028 and $246.2 million in 2029 and beyond. As of September 30, 2024, interest commitments related to the Company's 8.00% senior secured notes, convertible debt financing, unsecured term loans and revolving credit facility were $25.3 million for the remainder of 2024, $89.4 million in 2025, $5.9 million in 2026, $3.4 million in 2027, $3.4 million in 2028, and $7.1 million in 2029 and beyond. For principal commitments related to the Company's debt financing, refer to Note 13, Debt and Other Obligations.
Other Commitments
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of September 30, 2024: $9.6 million for the remainder of 2024, $39.0 million in 2025, $21.7 million in 2026, $18.0 million in 2027, $2.0 million in 2028 and $0.1 million in 2029 and thereafter. The Company's reservation system contract expires in 2028.

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

In 2017, the Company was sued in the Eastern District of New York ("EDNY") in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to the Company's practice of charging fees for ancillary products and services. In June 2023, the Company reached a tentative settlement in mediation for a maximum amount of $8.3 million. The EDNY issued a preliminary approval order on September 21, 2023, and the final approval hearing was held on December 11, 2023. The total amount to be paid depends on a number of factors, including participation of class members and any conditions on the settlement approved by the EDNY. As of December 31, 2023, the Company's best estimate of the probable loss associated with the settlement was $6.0 million recorded in other operating expenses within its condensed consolidated statements of operations. During the first and third quarters of 2024, the estimated probable loss recorded was reduced by $1.4 million and $0.3 million, respectively. As of September 30, 2024, the total obligation of $4.3 million related to this matter has been paid.
On February 27, 2023, ALPA filed a grievance against the Company claiming that it violated the collective bargaining agreement (“CBA”) by excluding its pilots from the Company's retention award programs granted as part of the former Frontier Merger Agreement and the former JetBlue Merger Agreement. On September 8, 2023, the Company filed a motion to dismiss the grievance, as it does not believe that ALPA filed the grievance within the timeline set forth in the CBA. As of September 30, 2024, the grievance is postponed indefinitely. The potential outcome of this claim cannot be determined, and an estimate of the reasonably possible loss or range of loss cannot be made.
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
The Company's credit card processors require the Company to maintain cash collateral, provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback resulting in a commensurate reduction of unrestricted cash. As of September 30, 2024 and December 31, 2023, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of September 30, 2024 and December 31, 2023, was $484.1 million and $408.3 million, respectively.
On July 2, 2024, the Company entered into a letter agreement that modified its existing credit card processing agreement to, among other things, extend the term until December 31, 2025, including automatic extensions for two successive one-year terms (subject to the right of either party to opt out of any extension term by written notice to the other within a specified period of time prior to the commencement of any extension term); provided that if the Company’s senior secured notes due 2025 are not extended or refinanced by September 20, 2024 (the “2025 Notes Extension Deadline”), in a specified minimum outstanding principal amount thereof, then the term will revert to December 31, 2024 (the “Early Maturity Date”). Based on the terms of the agreement, in July 2024, the Company deposited $200.0 million into a deposit account and deposited $50.0 million into a restricted account. The $200.0 million deposited into the deposit account is considered a compensating balance arrangement that does not legally restrict the Company's use of this cash. As such, the balance of the deposit account is included in cash and cash equivalents within the Company's condensed consolidated balance sheets, and the $50.0 million in the restricted account is included in restricted cash within the Company's condensed consolidated balance sheets going forward.

On September 9, 2024, the Company entered into a letter agreement which modified its existing credit card processing agreement to extend the 2025 Notes Extension Deadline from September 20, 2024 to October 21, 2024.

On October 11, 2024, the Company entered into a letter agreement (the “Credit Card Processing Amendment”) which modified its existing credit card processing agreement to extend (i) the 2025 Notes Extension Deadline from October 21, 2024 to December 23, 2024 and (ii) the Early Maturity Date from December 31, 2024 to March 3, 2025.

Pursuant to the Credit Card Processing Amendment, the filing of the Chapter 11 Cases on November 18, 2024 constitutes a breach of contract, subject to the automatic stay resulting from the Chapter 11 Cases. For additional information on the Company's ongoing bankruptcy proceedings and its related automatic stay and other protections, refer to Note 14, Subsequent Events.
Employees
The Company has six union-represented employee groups that together represented approximately 85% of all employees as of September 30, 2024. The table below sets forth the Company's employee groups and status of the CBAs.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA")	March 2024	28%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	January 2026	44%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	August 2026	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	November 2026	3%
Passenger Service Agents	Transport Workers Union of America ("TWU")	February 2027	3%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association ("AMFA") (2)	N/A (2)	6%

(1) Subject to standard early opener provisions.
(2) CBA is currently under negotiation.

In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by AMFA as their collective bargaining agent. In November 2022, AMFA notified the Company of its intent to negotiate a CBA and began negotiations. In October 2023, AMFA filed for mediation with the National Mediation Board (“NMB”). In May 2024, the parties began negotiations with a NMB mediation, and those discussions are ongoing. As of September 30, 2024, the Company had approximately 670 AMTs.

In May 2023, PAFCA provided notice to the Company that it intends to amend its CBA with its dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. In February 2024, PAFCA filed for mediation with the NMB. In April 2024, the parties began negotiations with a mediator. In July 2024, the Company reached an agreement with PAFCA for a new two-year agreement, which was ratified by PAFCA members on August 10, 2024. The ratified agreement includes increased pay rates.

In March 2024, ALPA provided notice to the Company that it intends to amend its CBA with its pilots. In July 2024, the parties began negotiations, and those discussions are ongoing.

In addition, to ensure that it has the right level of resources to meet its reduced aircraft capacity levels, primarily related to the increased AOG days due to GTF engine issues, the Company furloughed approximately 170 pilots, effective September 1, 2024. During the third quarter of 2024, the Company recorded $1.4 million in expenses related to the furloughs. These expenses were recorded within salaries, wages and benefits on the Company’s condensed consolidated statements of operations.

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
Long-Lived Assets Impairment Analysis
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. The Company has determined that indicators related to changes in its projected cash flows existed as of September 30, 2024. In estimating the undiscounted future cash flows, the Company uses certain assumptions, including, but not limited to, the estimated, undiscounted future cash flows expected to be generated by these assets, estimates of length of service the asset will be used in the Company’s operations and estimated salvage values. The Company assessed whether any impairment of its long-lived assets existed as of September 30, 2024 and has determined that the assets are recoverable. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available and will update its analyses accordingly.
Aircraft Sale

On October 29, 2024, the Company entered into an aircraft sale and purchase agreement with GA Telesis, LLC (“GAT”) for the sale of 23 A320ceo and A321ceo aircraft to GAT for an expected total gross purchase price of approximately $519 million, together with a contemporaneous escrow arrangement that involved the deposit of $50.0 million to be allocated equally to each such aircraft. The purchase and sale of the aircraft by GAT and the Company, respectively, are subject to certain conditions precedent. The aircraft are planned for delivery through February 2025. The Company estimates the net proceeds of the sale of these aircraft, combined with the early extinguishment of the aircraft-related long-term debt, will increase its liquidity by approximately $225 million through 2025.

During the fourth quarter of 2024, the Company concluded that Management’s plan to early retire and sell the 23 aircraft meets the required criteria to be classified as held for sale. In addition, during the fourth quarter of 2024, the Company will measure these assets at the lower of their carrying amount or fair value less cost to sell and expects to record a related impairment loss of approximately $285 million.
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

    The carrying amounts and estimated fair values of the Company's long-term debt at September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024		December 31, 2023		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
8.00% senior secured notes	$1,110.0	$1,125.0	$1,110.0	$1,121.9	Level 3
Fixed-rate term loans	1,011.8	1,049.6	1,093.3	1,099.9	Level 3
Unsecured term loans	136.3	136.9	136.3	128.3	Level 3
2015-1 EETC Class A	245.6	228.4	256.6	230.8	Level 2
2015-1 EETC Class B	—	—	40.0	39.4	Level 2
2017-1 EETC Class AA	160.3	139.4	172.2	149.6	Level 2
2017-1 EETC Class A	53.4	44.3	57.4	48.5	Level 2
2017-1 EETC Class B	44.7	39.1	48.2	42.9	Level 2
4.75% convertible notes due 2025	25.1	16.4	25.1	42.3	Level 2
1.00% convertible notes due 2026	500.0	153.0	500.0	349.9	Level 2
Total long-term debt	$3,287.2	$2,932.1	$3,439.1	$3,253.5

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2024 and December 31, 2023 were comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in accounts subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of September 30, 2024, the Company had $69.6 million in standby letters of credit secured by $69.7 million of restricted cash, of which $56.3 million were issued letters of credit. In addition, the Company had $50.0 million of restricted cash held in an account subject to a control agreement under its credit card processing agreement, $44.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the 8.00% senior secured notes and $6.0 million in pledged cash pursuant to its corporate credit cards.
Short-term Investment Securities

Short-term investment securities at September 30, 2024 and December 31, 2023 were classified as available-for-sale and generally consisted of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 8, Short-term Investment Securities.

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

Upon the termination of the Merger, the conversion settlement terms reverted to the original settlement terms of the indenture. The Company performed a discounted cash flow analysis to reassess the fair value of the derivative liability as of March 3, 2024, the day prior to the announcement of the termination of the Merger Agreement. During the first quarter of 2024, the Company recorded $0.5 million in favorable mark to market adjustments related to the change in fair value of the derivative liability through the date of termination. During the three and nine months ended September 30, 2023, the Company recorded $5.9 million and $18.4 million, respectively, in favorable mark to market adjustments related to the change in fair value of the derivative liability. The fair value of the derivative liability has been determined to be Level 2, as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 13, Debt and Other Obligations.

In addition, as of the date of the Termination Agreement, the Company reclassified the remaining derivative liability as of the Termination Agreement execution date of $8.2 million, net of taxes, to additional paid-in-capital within the Company's condensed consolidated balance sheets.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of September 30, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$423.5	$423.5	$—	$—
Restricted cash	170.1	170.1	—	—
Short-term investment securities	117.1	117.1	—	—
Total assets	$710.7	$710.7	$—	$—

Total liabilities	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$865.2	$865.2	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	112.5	112.5	—	—
Total assets	$1,097.1	$1,097.1	$—	$—

Derivative liability	$11.1	$—	11.1	$—
Total liabilities	$11.1	$—	$11.1	$—

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2024 and the year ended December 31, 2023.

13. Debt and Other Obligations

Revolving credit facility

As of September 30, 2024 and December 31, 2023, the Company had a $300.0 million revolving credit facility, which was undrawn and available as of period end. Any amounts drawn on this facility are included in long-term debt, net, and finance leases on the Company's condensed consolidated balance sheets.

On October 15, 2024, the Company borrowed the entire available amount of $300.0 million under the revolving credit facility. Borrowings under the revolving credit facility will mature on September 30, 2026; provided that if the Company’s senior secured notes due 2025 are not extended or refinanced by June 20, 2025, or the Company’s convertible notes due 2026 are not extended or refinanced by February 12, 2026, in each case in a specified minimum outstanding principal amount thereof, then the maturity will be automatically shortened to June 21, 2025 or February 13, 2026, respectively.

Convertible notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of its convertible notes due 2025.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130.0% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98.0% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025, until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2024, the notes did not qualify for conversion by noteholders through December 31, 2024.

Based on the terms of the indenture, upon conversion, the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of common stock, at the Company’s election. As of September 30, 2024, the conversion rate was 97.5929 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $10.25 per share of common stock). Refer to Note 3, Current Developments for additional information on the conversion rate.

The convertible notes due 2025 are recorded within current maturities of long-term debt, net, and finance leases on the Company's condensed consolidated balance sheets as of September 30, 2024.

Convertible notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of its convertible notes due 2026.

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130.0% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98.0% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026, until the close of business on the second scheduled trading day immediately before the maturity date. As of September 30, 2024, the convertible notes due 2026 did not qualify for conversion by noteholders through December 31, 2024.

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of common stock. Upon conversion of any notes, the Company will pay the conversion value in cash up to at least the principal amount of the notes being converted. The conversion value will be determined over an observation period consisting of 40 trading days. The initial conversion rate was 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. As of September 30, 2024, the conversion rate was 25.3578 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately

$39.44 per share of common stock). Refer to Note 3, Current Developments for additional information on the adjusted conversion rate.

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

Since the convertible notes due 2026 are currently not convertible in accordance with the terms of the indenture governing such notes, the Company had $481.3 million, net of the related unamortized debt discount of $18.7 million, recorded within long-term debt and finance leases, less current maturities on the Company's condensed consolidated balance sheets as of September 30, 2024 related to its convertible notes due 2026. For additional information, refer to Note 12, Fair Value Measurements.

Long-term debt is comprised of the following:

	As of		As of
	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
	(in millions)		(weighted-average interest rates)
8.00% senior secured notes due 2025	$1,110.0	$1,110.0	8.00%	8.00%
Fixed-rate loans due through 2039 (1)	1,011.8	1,093.3	6.44%	5.83%
Unsecured term loans due in 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	245.6	256.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	—	40.0	4.45%	4.45%
Fixed-rate class AA 2017-1 EETC due through 2030	160.3	172.2	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	53.4	57.4	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	44.7	48.2	3.80%	3.80%
Convertible notes due 2025	25.1	25.1	4.75%	4.75%
Convertible notes due 2026	500.0	500.0	1.00%	1.00%
Long-term debt	$3,287.2	$3,439.1
Less current maturities	1,253.2	315.3
Less unamortized discounts, net	47.6	69.0
Total	$1,986.4	$3,054.8
(1) Includes obligations related to 18 aircraft recorded as a failed sale leaseback. Refer to Note 10, Leases for additional information.
During the three and nine months ended September 30, 2024, the Company made scheduled principal payments of $31.9 million and $151.5 million, respectively, on its outstanding debt obligations. During the three and nine months ended September 30, 2023, the Company made scheduled principal payments of $45.2 million and $287.0 million, respectively, on its outstanding debt obligations.
Extinguishment of Debt

During the first quarter of 2024, the Company early extinguished $139.6 million of outstanding fixed-rate term loans related to five aircraft. In connection with this debt extinguishment, the Company recorded a gain of $15.0 million within loss (gain) on extinguishment of debt on its condensed consolidated statement of operations for the three months ended March 31, 2024. In addition, during the first quarter of 2024, the Company completed five sale leaseback transactions (on aircraft previously owned by the Company) of which, two resulted in operating leases and three would have been deemed finance leases resulting in failed sale leaseback transactions. As a result of the three failed sale leaseback transactions, the Company recorded the related debt of $123.5 million within current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities. Refer to Note 10, Leases for additional information on the five sale leaseback transactions.
At September 30, 2024, long-term debt principal payments for the next five years and thereafter were as follows:

September 30, 2024
(in millions)
Remainder of 2024	$33.5
2025	1,267.5
2026	674.1
2027	154.7
2028	257.2
2029 and beyond	900.2
Total debt principal payments	$3,287.2

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
8.00% senior secured notes (1)	$23,252	$23,252	69,757	$69,757
Fixed-rate term loans	17,275	9,111	52,630	28,012
Unsecured term loans	343	344	1,028	1,020
Class A 2015-1 EETC	2,531	2,758	7,649	8,312
Class B 2015-1 EETC	—	492	446	1,506
Class C 2015-1 EETC	—	—	—	777
Class AA 2017-1 EETC	1,385	1,495	4,208	4,537
Class A 2017-1 EETC	503	539	1,517	1,636
Class B 2017-1 EETC	438	470	1,324	1,423
Class C 2017-1 EETC	—	—	—	522
Convertible notes (2)	4,432	(1,468)	12,795	(8,510)
Finance leases	8	7	25	24
Commitment and other fees	412	415	1,247	1,243
Amortization of deferred financing costs	3,556	3,845	10,625	11,674
Total	$54,135	$41,260	$163,251	$121,933

(1) Includes $1.1 million and $3.2 million of accretion and $22.2 million and $66.6 million of interest expense for the three and nine months ended September 30, 2024, respectively. Includes $1.1 million and $3.2 million of accretion and $22.2 million and $66.6 million of interest expense for the three and nine months ended September 30, 2023, respectively.
(2) Includes $4.4 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, for the three months ended September 30, 2024. Includes $13.3 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, partially offset by $0.5 million of favorable mark to market adjustments for the convertible notes due 2026, for the nine months ended September 30, 2024. Includes $4.4 million and $9.9 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, offset by $5.9 million and $18.4 million of favorable mark to market adjustments for the convertible notes due 2026, for the three and nine months ended September 30, 2023, respectively.
14. Subsequent Events

On October 11, 2024, the Company entered into the Credit Card Processing Amendment, which modified its existing credit card processing agreement to extend (i) the 2025 Notes Extension Deadline from October 21, 2024 to December 23, 2024 and (ii) the Early Maturity Date from December 31, 2024 to March 3, 2025. For additional information, refer to Note 11, Commitments and Contingencies.

On October 15, 2024, the Company borrowed the entire available amount of $300.0 million under the revolving credit facility. For additional information, refer to Note 13, Debt and Other Obligations.

On October 29, 2024, the Company entered into an aircraft sale and purchase agreement with GAT for the sale of 23 A320ceo and A321ceo aircraft to GAT. For additional information, refer to Note 12, Fair Value Measurements.

Voluntary Filing under Chapter 11

On the Petition Date, Spirit commenced the Chapter 11 Case under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Since the Petition Date, Spirit has been operating its businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Spirit received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Case.

Filing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the revolving credit facility, the convertible notes due 2025, the convertible notes due 2026, the fixed-rate term loans and enhanced equipment trust certificates (collectively, the “Debt Instruments”). The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

Restructuring Support Agreement

On November 18, 2024, Spirit entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders parties thereto, the “Supporting Stakeholders”), with certain holders of its 8.00% senior secured notes (the “Senior Secured Notes,” and the holders, the “Senior Secured Noteholders”) and certain holders of the convertible notes (the “Convertible Noteholders”). The Restructuring Support Agreement contemplates agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure (the “Restructuring”) and is expected to be implemented through a pre-arranged Chapter 11 plan of reorganization (the “Plan”).

Pursuant to the Restructuring Support Agreement and the Plan, the Supporting Stakeholders agreed, subject to certain terms and conditions, to the equitization of $410.0 million of outstanding Senior Secured Notes and $385.0 million of outstanding convertible notes, as well as a backstopped $350.0 million new money equity raise upon emergence from the Chapter 11 Cases.

The material terms of the Restructuring are set forth in the term sheets attached to the Restructuring Support Agreement, which terms include, among other things:

•Vendors, aircraft lessors and holders of secured aircraft indebtedness will continue to be paid in the ordinary course and will not be impaired.
•The Supporting Stakeholders have committed to provide a $300.0 million new money senior secured super-priority DIP Facility (as defined below), as further described under “Debtor-in-Possession Financing.” The DIP Facility is expected to be repaid in full in cash on the effective date of the Plan (the “Effective Date”).
•On the Effective Date, assuming the Plan is confirmed, the Company (as reorganized, “Reorganized Spirit”) will issue a single class of common equity interests (the “New Common Equity”) to certain of its creditors as follows: (a) 76.0% pro rata to the Senior Secured Noteholders and (b) 24.0% pro rata to the Convertible Noteholders, subject to dilution on account of the Management Incentive Plan (as defined in the Plan), the $350.0 million Equity Rights Offering (as defined below), as further described under “Backstop Commitment Agreement,” and certain adjustments set forth in the Plan.
•On the Effective Date, assuming the Plan is confirmed, Reorganized Spirit will issue $840.0 million of senior secured notes due 2030 (the “Exit Secured Notes”), at an interest rate of (x) 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or (y) at 11.00% per annum payable in cash, to certain of its creditors as follows: (a) $700.0 million in the aggregate, pro rata, to the Senior Secured Noteholders and (b) $140.0 million in the aggregate, pro rata, to the Convertible Noteholders, subject to certain adjustments set forth in the Plan.
•Assuming the Plan is confirmed, all of the Company’s existing common stock and other equity interests will be cancelled without any distributions to the holders of such common stock and other equity interests on account thereof.

Backstop Commitment Agreement

On November 18, 2024, Spirit entered into a Backstop Commitment Agreement (the “Backstop Commitment Agreement”), with the backstop parties named therein (the “Backstop Commitment Parties”). The terms of the Backstop Agreement are, in pertinent part, as follows:

•Pursuant to the Backstop Commitment Agreement, the Backstop Commitment Parties have agreed to backstop an equity rights offering of New Common Equity (the “Equity Rights Offering”) for an aggregate purchase price of $350.0 million at 70.0% of Plan Equity Value (as defined in the Backstop Agreement) (such New Common Equity, the “Offering Shares”), as contemplated by the Restructuring Support Agreement.
•Subject to adjustments described below, the Backstop Commitment Agreement provides that $175.0 million of the Offering Shares will be raised by soliciting commitments from certain of the Company’s creditors as follows: (a) $137.81 million from Senior Secured Noteholders (the “Senior Secured Notes Subscription Rights”) and (b) $37.19 million from Convertible Noteholders (the “Convertible Notes Subscription Rights”).
•Subject to adjustments described below, the Backstop Commitment Agreement provides that $175.0 million of the Offering Shares will be reserved for purchase by the Backstop Commitment Parties as follows: $137.81 million by the Senior Secured Backstop Commitment Parties (as defined in the Backstop Commitment Agreement) (the “Senior Secured Direct Allocation”) and $37.19 million by the Convertible Backstop Commitment Parties (as defined in the Backstop Commitment Agreement) (the “Convertible Direct Allocation”).
•If Senior Secured Noteholders holding, in the aggregate, at least 90.0% of the aggregate principal amount of the Senior Secured Notes claims shall have executed the Restructuring Support Agreement by 11:59 p.m., New York City time, on November 25, 2024 (or as such time may be extended pursuant to the Backstop Commitment Agreement), then the amount of the Senior Secured Notes Subscription Rights will be increased to $248.06 million and the Senior Secured Direct Allocation will be reduced to $27.56 million.
•If Convertible Noteholders holding, in the aggregate, at least 90.0% of the aggregate principal amount of the convertible notes claims shall have executed the Restructuring Support Agreement by 11:59 p.m., New York City time, on November 25, 2024 (or as such time may be extended pursuant to the Backstop Commitment Agreement), then the amount of the Convertible Notes Subscription Rights will be increased to $66.94 million and the Convertible Direct Allocation will be reduced to $7.44 million.
•As consideration for the commitment by the Backstop Commitment Parties, and subject to approval by the Bankruptcy Court: (i) a “Backstop Premium” will be paid to the Backstop Commitment Parties by the Company in an aggregate number of shares of New Common Equity equal to 10.0% of the total number of shares of New Common Equity issued by the Company upon emergence from bankruptcy as distributions under the Plan. If the Backstop Commitment Agreement is terminated under certain circumstances as set forth therein, the Backstop Commitment Agreement provides for a cash payment of $35.0 million to the Backstop Commitment Parties.

The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, among other things, that (i) the Bankruptcy Court shall have confirmed the Plan, (ii) the Effective Date shall have occurred and (iii) the Restructuring Support Agreement remains in full force and effect.

Debtor-in-Possession Financing

Prior to the Petition Date, Spirit and certain lenders and note purchasers (collectively, the “DIP Lenders”) agreed to enter into an approximately $300 million senior secured super-priority debtor‑in‑possession facility (the “DIP Facility”) consisting of new money term loans and new money notes, which will bear interest at a rate per annum equal to (a) term SOFR plus 7.00% per annum or (b) an alternate base rate plus 6.00% per annum.

The DIP Facility contains various representations and warranties, affirmative and negative covenants and events of default customary for debtor-in-possession financings of this type, including covenants mandating compliance by the Company with a 13-week budget, variance testing and other reporting requirements.

Spirit’s obligations under the proposed DIP Facility will be guaranteed by each subsidiary of Spirit. In addition, upon entry and subject to the terms of the order approving the DIP Facility, the claims of the DIP Lenders will be (i) entitled to super-priority administrative expense claim status, subject to certain customary exclusions in the credit documentation and (ii) secured by perfected senior security interests and liens on certain property of the Company, subject to certain exclusions and exceptions carve out.

The proceeds of all or a portion of the DIP Facility may be used for, among other things, (i) prepetition obligations, (ii) adequate protection payments, (iii) the fees, costs, and expenses of administering the Chapter 11 Cases and (iv) working capital and other general corporate needs of Spirit in the ordinary course of business.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of Spirit’s Chapter 11 Case automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of Spirit or its property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of Spirit’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

NYSE Delisting

On November 18, 2024, the Company received written notice (the “Delisting Notice”) from the NYSE notifying the Company that, as a result of the Chapter 11 Case and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that the Company’s shares of common stock would be delisted from the NYSE and that trading of the Company’s shares of common stock on NYSE was suspended immediately. As a result of the suspension and expected delisting, the Company’s shares of common stock commenced trading on the OTC Pink Market under the symbol “SAVEQ” on November 19, 2024. Ten calendar days after the Form 25 is filed by the NYSE Regulation, the delisting will become effective. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of its shares of common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing, though the Company’s reporting obligations may cease sooner than that date.

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
We exclude special charges (credits), loss (gain) on disposal of assets, furlough-related expenses, litigation loss contingency adjustments recorded in the first and third quarters of 2024 and a litigation loss contingency recorded in the second quarter of 2023 to determine Adjusted CASM. We believe that also excluding aircraft fuel expense and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

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
Overview

Spirit Airlines, Inc. ("Spirit") and its consolidated subsidiaries (together with Spirit, the "Company"), headquartered in Dania Beach, Florida, offers affordable travel to value-conscious customers. Our all-Airbus S.A.S. ("Airbus") fleet is one of the youngest and most fuel efficient in the United States. We serve destinations throughout the United States, Latin America and the Caribbean, and are dedicated to giving back and improving those communities. As of September 30, 2024, our stock traded under the symbol "SAVE" on the New York Stock Exchange ("NYSE"). On November 19, 2024, our common stock began trading on the OTC Pink Market under the symbol “SAVEQ”. We focus on value-conscious travelers who pay for their own travel, and our business model is designed to deliver what our Guests want: affordable prices and a great experience.

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

On July 30, 2024, we announced our new travel options and transformed Guest experience. We are redefining low-fare travel with new, high-value travel options that empower travelers to choose an elevated Guest experience at an affordable price. We introduced new offerings, including brand new premium selections, as part of a significant transformation that delivers an even friendlier, more comfortable and cost-effective travel experience. The new premium selections and experience range from elevated to economical to meet the needs of all travelers. We offer four new travel options; Go Big, Go Comfy, Go Savvy and Go. All four options include the flexibility of no change or cancel fees.

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

In addition, during the third quarter of 2024, we debuted a priority check-in experience for Guests who purchase our Go Big travel option or are Free Spirit® Gold members or Free Spirit World Elite Mastercard holders at more than 20 airports, including Atlantic City (ACY), Atlanta (ATL), Nashville (BNA), Boston (BOS), Baltimore (BWI), Charlotte (CLT), Cancun (CUN), Dallas-Fort Worth (DFW), Detroit (DTW), Newark (EWR), Fort Lauderdale (FLL), Houston (IAH), Las Vegas (LAS), Los Angeles (LAX), New York-LaGuardia (LGA), Orlando (MCO), Miami (MIA), New Orleans (MSY), Myrtle Beach (MYR), Chicago (ORD), Philadelphia (PHL), San Juan (SJU), and Tampa (TPA). This dedicated lane provides Guests with front-of-the-line access to the first available ticket counter agent.

Guests also benefit from a more seamless journey with Spirit's new boarding process. The redesigned process includes five groups that aim to reduce boarding time and enhance operational performance. Priority boarding will be available for Guests who choose the Go Big and Go Comfy options, Free Spirit Gold and Silver members, Free Spirit World Elite Mastercard holders and active-duty U.S. service members, and their spouses and children when traveling with the service member.
Voluntary Filing under Chapter 11
On November 18, 2024 (the “Petition Date”), Spirit commenced a voluntary case (the “Chapter 11 Case”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”). Under the terms of the Restructuring Support Agreement (as defined below), certain of our subsidiaries (together with Spirit, the “Company Parties”) plan to file voluntary petitions for relief under the Bankruptcy Code on or before November 29, 2024 (together with the Chapter 11 Case, the “Chapter 11 Cases”).

Since the Petition Date, we have been operating our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Case.

Restructuring Support Agreement

On November 18, 2024, we entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders parties thereto, the “Supporting Stakeholders”), with certain holders of our 8.00% senior secured notes (the “Senior Secured Notes,” and the holders, the “Senior Secured Noteholders”) and certain holders of the convertible notes (the “Convertible Noteholders”). The Restructuring Support Agreement contemplates agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure (the “Restructuring”) and is expected to be implemented through a pre-arranged Chapter 11 plan of reorganization (the “Plan”).

Pursuant to the Restructuring Support Agreement and the Plan, the Supporting Stakeholders agreed, subject to certain terms and conditions, to the equitization of $410.0 million of outstanding Senior Secured Notes and $385.0 million of outstanding convertible notes, as well as a backstopped $350.0 million new money equity raise upon emergence from the Chapter 11 Cases.

The material terms of the Restructuring are set forth in the term sheets attached to the Restructuring Support Agreement, which terms include, among other things:

•Vendors, aircraft lessors and holders of secured aircraft indebtedness will continue to be paid in the ordinary course and will not be impaired.
•The Supporting Stakeholders have committed to provide a $300.0 million new money senior secured super-priority DIP Facility (as defined below), as further described under “Debtor-in-Possession Financing.” The DIP Facility is expected to be repaid in full in cash on the effective date of the Plan (the “Effective Date”).
•On the Effective Date, the Company (as reorganized, “Reorganized Spirit”) will issue a single class of common equity interests (the “New Common Equity”) to certain of its creditors as follows: (a) 76.0% pro rata to the Senior Secured Noteholders and (b) 24.0% pro rata to the Convertible Noteholders, subject to dilution on account of the Management Incentive Plan (as defined in the Plan), the $350.0 million Equity Rights Offering (as defined below), as further described under “Backstop Commitment Agreement,” and certain adjustments set forth in the Plan.
•On the Effective Date, Reorganized Spirit will issue $840.0 million of senior secured notes due 2030 (the “Exit Secured Notes”), at an interest rate of (x) 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or (y) at 11.00% per annum payable in cash, to certain of our creditors as follows: (a) $700.0 million in the aggregate, pro rata, to the Senior Secured Noteholders and (b) $140.0 million in the aggregate, pro rata, to the Convertible Noteholders, subject to certain adjustments set forth in the Plan.
•Assuming the Plan is confirmed, all of our existing common stock and other equity interests will be cancelled without any distributions to the holders of such common stock and other equity interests on account thereof.

Backstop Commitment Agreement

On November 18, 2024, we entered into a Backstop Commitment Agreement (the “Backstop Commitment Agreement”), with the backstop parties named therein (the “Backstop Commitment Parties”). The terms of the Backstop Agreement are, in pertinent part, as follows:

•Pursuant to the Backstop Commitment Agreement, the Backstop Commitment Parties have agreed to backstop an equity rights offering of New Common Equity (the “Equity Rights Offering”) for an aggregate purchase price of $350.0 million at 70.0% of Plan Equity Value (as defined in the Backstop Agreement) (such New Common Equity, the “Offering Shares”), as contemplated by the Restructuring Support Agreement.
•Subject to adjustments described below, the Backstop Commitment Agreement provides that $175.0 million of the Offering Shares will be raised by soliciting commitments from certain of our creditors as follows: (a) $137.81 million from Senior Secured Noteholders (the “Senior Secured Notes Subscription Rights”) and (b) $37.19 million from Convertible Noteholders (the “Convertible Notes Subscription Rights”).
•Subject to adjustments described below, the Backstop Commitment Agreement provides that $175.0 million of the Offering Shares will be reserved for purchase by the Backstop Commitment Parties as follows: $137.81 million by the Senior Secured Backstop Commitment Parties (as defined in the Backstop Commitment Agreement) (the “Senior Secured Direct Allocation”) and $37.19 million by the Convertible Backstop Commitment Parties (as defined in the Backstop Commitment Agreement) (the “Convertible Direct Allocation”).
•If Senior Secured Noteholders holding, in the aggregate, at least 90.0% of the aggregate principal amount of the Senior Secured Notes claims shall have executed the Restructuring Support Agreement by 11:59 p.m., New York City time, on November 25, 2024 (or as such time may be extended pursuant to the Backstop Commitment Agreement), then the amount of the Senior Secured Notes Subscription Rights will be increased to $248.06 million and the Senior Secured Direct Allocation will be reduced to $27.56 million.
• If Convertible Noteholders holding, in the aggregate, at least 90.0% of the aggregate principal amount of the Convertible Notes claims shall have executed the Restructuring Support Agreement by 11:59 p.m., New York City time, on November 25, 2024 (or as such time may be extended pursuant to the Backstop Commitment Agreement), then the amount of the convertible notes Subscription Rights will be increased to $66.94 million and the Convertible Direct Allocation will be reduced to $7.44 million.
•As consideration for the commitment by the Backstop Commitment Parties, and subject to approval by the Bankruptcy Court: (i) a “Backstop Premium” will be paid to the Backstop Commitment Parties by the Company in an aggregate number of shares of New Common Equity equal to 10.0% of the total number of shares of New Common Equity issued by the Company upon emergence from bankruptcy as distributions under the Plan. If the Backstop Commitment

Agreement is terminated under certain circumstances as set forth therein, the Backstop Commitment Agreement provides for a cash payment of $35.0 million to the Backstop Commitment Parties.

The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, among other things, that (i) the Bankruptcy Court shall have confirmed the Plan, (ii) the Effective Date shall have occurred, and (iii) the Restructuring Support Agreement remains in full force and effect.

Debtor-in-Possession Financing

Prior to the Petition Date, Spirit and certain lenders and note purchasers (collectively, the “DIP Lenders”) agreed to enter into an approximately $300 million senior secured super-priority debtor‑in‑possession facility (the “DIP Facility”) consisting of new money term loans and mew money notes.

The DIP Facility contains various representations and warranties, affirmative and negative covenants and events of default customary for debtor-in-possession financings of this type, including covenants mandating compliance by the Company with a 13-week budget, variance testing and other reporting requirements.

Our obligations under the proposed DIP Facility will be guaranteed by each subsidiary of Spirit. In addition, upon entry and subject to the terms of the order approving the DIP Facility, the claims of the DIP Lenders will be (i) entitled to super-priority administrative expense claim status, subject to certain customary exclusions in the credit documentation and (ii) secured by perfected senior security interests and liens on certain property of the Company, subject to a certain exclusions and exceptions carve out.

The proceeds of all or a portion of the DIP Facility may be used for, among other things, (i) prepetition obligations, (ii) adequate protection payments, (iii) the fees, costs, and expenses of administering the Chapter 11 Cases and (iv) working capital and other general corporate needs of Spirit in the ordinary course of business.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of our Chapter 11 Case automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of Spirit or its property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of our bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

NYSE Delisting

On November 18, 2024, we received written notice (the “Delisting Notice”) from the NYSE notifying us that, as a result of the Chapter 11 Case and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that our shares of common stock would be delisted from the NYSE and that trading of our shares of common stock on NYSE was suspended immediately. As a result of the suspension and expected delisting, our shares of common stock commenced trading on the OTC Pink Market under the symbol "SAVEQ" on November 19, 2024. Ten calendar days after the Form 25 is filed by the NYSE Regulation, the delisting will become effective. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our shares of common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing, though our reporting obligations may cease sooner than that date.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and nine month periods ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Percent Change
	2024	2023
Operating Statistics (unaudited) (A):
Average aircraft	212.4	200.5	5.9%
Aircraft at end of period	217	202	7.4%
Average daily aircraft utilization (hours)	10.0	10.8	(7.4)%
Departures	74,623	72,728	2.6%
Passenger flight segments (PFSs) (thousands)	11,428	10,809	5.7%
Revenue passenger miles (RPMs) (thousands)	11,229,430	11,205,742	0.2%
Available seat miles (ASMs) (thousands)	13,599,535	13,769,941	(1.2)%
Load factor (%)	82.6%	81.4%	1.2 pts
Total revenue per passenger flight segment ($)	104.75	116.43	(10.0)%
Average yield (cents)	10.66	11.23	(5.1)%
TRASM (cents)	8.80	9.14	(3.7)%
CASM (cents)	10.98	10.51	4.5%
Adjusted CASM (cents)	10.95	10.44	4.9%
Adjusted CASM ex-fuel (cents)	8.20	7.13	15.0%
Fuel gallons consumed (thousands)	142,813	146,818	(2.7)%
Average economic fuel cost per gallon ($)	2.61	3.10	(15.8)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Nine Months Ended September 30,		Percent Change
	2024	2023
Operating Statistics (unaudited) (A):
Average aircraft	208.3	197.8	5.3%
Aircraft at end of period	217	202	7.4%
Average daily aircraft utilization (hours)	10.3	11.1	(7.2)%
Departures	222,469	220,264	1.0%
Passenger flight segments (PFSs) (thousands)	34,052	32,596	4.5%
Revenue passenger miles (RPMs) (thousands)	33,878,893	33,413,072	1.4%
Available seat miles (ASMs) (thousands)	41,234,746	40,887,191	0.9%
Load factor (%)	82.2%	81.7%	0.5 pts
Total revenue per passenger flight segment ($)	109.94	123.97	(11.3)%
Average yield (cents)	11.05	12.09	(8.6)%
TRASM (cents)	9.08	9.88	(8.1)%
CASM (cents)	10.67	10.57	0.9%
Adjusted CASM (cents)	10.62	10.43	1.8%
Adjusted CASM ex-fuel (cents)	7.74	7.17	7.9%
Fuel gallons consumed (thousands)	429,639	438,673	(2.1)%
Average economic fuel cost per gallon ($)	2.76	3.04	(9.2)%

    (A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
Summary of Results

For the third quarter of 2024, we had a negative operating margin of 24.8% compared to a negative operating margin of 15.0% in the prior year period. We generated a pre-tax loss of $338.0 million and a net loss of $308.2 million on operating revenues of $1,197.1 million. For the third quarter of 2023, we generated a pre-tax loss of $203.6 million and a net loss of $157.6 million on operating revenues of $1,258.5 million.
Our Adjusted CASM ex-fuel for the third quarter of 2024 was 8.20 cents compared to 7.13 cents in the prior year period. The increase on a per-ASM basis was primarily due to increases in aircraft rent expense, other operating expenses, salaries, wages and benefits expense, and landing fees and other rents expense.
As of September 30, 2024, we had 217 Airbus A320-family aircraft in our fleet comprised of 7 A319s, 64 A320s, 30 A321s, 25 A321neos and 91 A320neos. As of September 30, 2024, we had 97 A320 family aircraft scheduled for delivery through 2031, of which 3 aircraft are scheduled for delivery during the remainder of 2024.

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

In accordance with the terms of the Merger Agreement, on October 26, 2022, JetBlue paid the Spirit stockholders an approval prepayment amount (the "Approval Prepayment Amount") of $2.50 per share. Additionally, beginning January 2023, and through the termination of the Merger Agreement on March 1, 2024, on a monthly basis, JetBlue paid additional prepayments (the "Additional Prepayments") of $0.10 per share of common stock to all Spirit stockholders of record. While the Merger Agreement was in effect, Spirit stockholders received approximately $425 million in total prepayments. Due to the payment of the Approval Prepayment Amount and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, we announced related adjustments to the conversion rates of our convertible notes due 2025 and our convertible notes due 2026, as well as adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding.

On March 1, 2024, Spirit, JetBlue and Merger Sub entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Merger Agreement was terminated, effective immediately. JetBlue ceased paying Additional Prepayment Amounts and, therefore, no further adjustments to the conversion rates of our convertible notes due 2025 and convertible notes due 2026 or to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding were made in connection with the Merger Agreement. As of September 30, 2024, the conversion rates of the convertible notes due 2025 and 2026 were 97.5929 and 25.3578 shares of voting common stock per $1,000 principal amount of convertible notes, respectively. In addition, as of September 30, 2024, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.393, $19.761 and $29.496, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 643,625.20, 170,230.67 and 99,526.95, respectively.

In addition, under the terms of the Termination Agreement, JetBlue paid us $69.0 million in cash, of which $66.7 million was recorded in other (income) expense within our condensed consolidated statements of operations. The remaining $2.3 million was recorded as a reduction in accounts receivable, net within our condensed consolidated balance sheets related to the amounts owed by JetBlue.

Pratt & Whitney

On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW1100G-JM geared turbo fan ("GTF") fleet, which powers our A320neo family of aircraft. The temporary removal of engines from service has driven and is expected to continue to drive a significant decrease in our growth projections. We have reduced capacity in amounts and timing commensurate with the currently scheduled removal and inspection of these impacted engines, however, we continue to assess the impact on our future capacity plans.

On March 26, 2024, we entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney pursuant to which IAE will provide us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024. The credits are accounted for as vendor consideration in accordance with ASC 705-20 and are recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to our progress towards earning the credits. Pratt & Whitney agreed to issue us $116.9 million in credits related to the aircraft on ground ("AOG") days through September 30, 2024. During the three and nine months ended September 30, 2024, we recognized $29.7 million and $104.7 million, respectively. Of the amounts recognized, as of September 30, 2024, we had recorded $92.6 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on our condensed consolidated balance sheets. During the three and nine months ended September 30, 2024, we recorded $4.9 million and $12.1 million of these credits, respectively, on our condensed consolidated statements of operations within maintenance, materials and repairs and aircraft rent. In addition, during the three and nine months ended September 30, 2024, we recognized lower depreciation expense of $3.9 million and $5.5 million, respectively, related to credits recognized as a reduction of the cost basis of assets purchased from IAE in depreciation and amortization within our condensed consolidated statements of operations. The difference remaining will be recognized in the future as reductions in the cost basis of goods and services purchased from Pratt & Whitney.

The temporary removal of engines from service is expected to continue through at least 2026. We are currently discussing arrangements with Pratt & Whitney for any of our aircraft that remain unavailable for operational service after December 31, 2024.

Comparison of three months ended September 30, 2024 to three months ended September 30, 2023
Operating Revenues

Operating revenues decreased $61.4 million, or 4.9%, to $1,197.1 million for the third quarter of 2024, as compared to the third quarter of 2023, primarily due to a decrease in average yield of 5.1%, partially offset by an increase in traffic of 0.2%, year over year.

Total revenue per passenger flight segment decreased 10.0%, year over year. The decrease in total revenue per passenger flight segment was primarily driven by a 5.1% decrease in average yield, period over period, including the negative impact of no longer charging for change and cancellation fees.

Operating Expenses

Operating expenses increased by $46.2 million to $1,493.5 million for the third quarter of 2024, compared to $1,447.3 million for the third quarter of 2023, primarily due to an increase in aircraft rent expense, other operating expense, salaries, wages and benefits expense, and landing fees and other rents expense, period over period. These increases were partially offset by a decrease in aircraft fuel expense, period over period.
Aircraft fuel expense includes into-plane fuel expense and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs and taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended September 30, 2024 and 2023.
Aircraft fuel expense decreased by $81.8 million, or 18.0%, from $455.2 million in the third quarter of 2023 to $373.4 million in the third quarter of 2024. This decrease in fuel expense, period over period, was due to a 15.8% decrease in average economic fuel cost per gallon and a 2.7% decrease in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2024	2023
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	142,813	146,818	(2.7)%
Into-plane fuel cost per gallon	$2.61	$3.10	(15.8)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$373,399	$455,241	(18.0)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil, as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 15.8% was primarily a result of a decrease in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the three months ended September 30, 2024 and 2023, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended September 30,
	2024	2023			2024	2023
	(in thousands)				(in cents)
Aircraft fuel	$373,399	$455,241	$(81,842)	(18.0)%	2.75	3.31	(0.56)	(16.9)%
Salaries, wages, and benefits	427,125	404,177	22,948	5.7%	3.14	2.94	0.20	6.8%
Landing fees and other rents	130,044	107,525	22,519	20.9%	0.96	0.78	0.18	23.1%
Aircraft rent	148,511	97,393	51,118	52.5%	1.09	0.71	0.38	53.5%
Depreciation and amortization	84,028	82,802	1,226	1.5%	0.62	0.60	0.02	3.3%
Maintenance, materials and repairs	57,368	56,465	903	1.6%	0.42	0.41	0.01	2.4%
Distribution	55,687	46,323	9,364	20.2%	0.41	0.34	0.07	20.6%
Special charges (credits)	151	12,378	(12,227)	NM	—	0.09	(0.09)	NM
Loss (gain) on disposal of assets	3,191	(2,250)	5,441	NM	0.02	(0.02)	0.04	NM
Other operating	214,039	187,249	26,790	14.3%	1.57	1.36	0.21	15.4%
Total operating expenses	$1,493,543	$1,447,303	$46,240	3.2%	10.98	10.51	0.47	4.5%
Adjusted CASM (1)					10.95	10.44	0.51	4.9%
Adjusted CASM ex-fuel (2)					8.20	7.13	1.07	15.0%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended September 30,
	2024		2023
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.98		10.51
Special charges (credits)	$0.2	—	$12.4	0.09
Loss (gain) on disposal of assets	3.2	0.02	(2.3)	(0.02)
Furlough-related expenses	1.4	0.01	$—	—
Litigation loss contingency	(0.3)	—	—	—
Adjusted CASM (cents)		10.95		10.44

(2)Excludes aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough-related expenses and a litigation loss contingency adjustment recorded in the third quarter of 2024.
Our Adjusted CASM ex-fuel for the third quarter of 2024 was 8.20 cents, compared to 7.13 cents in the prior year period. The increase on a per-ASM basis was primarily due to an increase in aircraft rent expense, other operating expense, salaries, wages and benefits expense, and landing fees and other rents expense.
Salaries, wages and benefits for the third quarter of 2024 increased $22.9 million, or 5.7%, as compared to the third quarter of 2023. On a dollar and per-ASM basis, salaries, wages and benefits expense increased due to higher salary expense, health benefits expense and 401(k) expense, partially offset by a decrease in overtime expense, as compared to the prior year period. The increases in salaries and 401(k) expense were driven by annual contractual rate increases related to the collective bargaining agreement ("CBA") with our pilots and flight attendants, as well as seniority-driven rate increases related to our pilots. The increase in health benefits was mainly driven by higher value of claims, as compared to the prior year period. These increases were partially offset by a decrease in overtime expense, as compared to the prior year period, due to improved reserve ratios.
Landing fees and other rents for the third quarter of 2024 increased $22.5 million, or 20.9%, as compared to the third quarter of 2023. On a dollar and per-ASM basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees, an increase in facility rent and a decrease in signatory adjustment credits, as compared to the prior year period. These increases were driven by higher rent rates and increased market share at high variable cost stations, period over period.

Aircraft rent expense for the third quarter of 2024 increased by $51.1 million, or 52.5%, as compared to the third quarter of 2023. This increase in aircraft rent expense on a dollar and per-ASM basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2023, we have acquired 28 new aircraft financed under operating leases and completed 25 sale leaseback transactions (on aircraft previously owned) of which 8 resulted in operating leases. In addition, the increase in aircraft rent expense on a dollar and per-ASM basis was a result of an increase in supplemental rent, period over period, driven by the accrual of lease return costs related to the return of two aircraft. This increase in supplemental rent was partially offset by the write-off of lease return costs related to one engine purchased off lease in the period.

Depreciation and amortization for the third quarter of 2024 increased by $1.2 million, or 1.5%, as compared to the prior year period. On a dollar and per-ASM basis, depreciation expense decreased, period over period, primarily due to the change in the mix of leased and owned aircraft. Since the prior year period, we retired 13 previously owned A319 aircraft and completed sale leaseback transactions on 25 previously owned aircraft, of which 8 resulted in operating leases (for which rent expense is recorded under aircraft rent). On a dollar and per-ASM basis, this decrease in depreciation expense was offset by an increase in computer software in the period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the condensed consolidated statements of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs increased to $33.4 million for the three months ended September 30, 2024 from $23.4 million for the three months ended September 30, 2023. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If the amortization of heavy maintenance events was expensed within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $90.7 million and $79.9 million for the third quarter of 2024 and 2023, respectively.
Maintenance, materials and repairs expense for the third quarter of 2024 increased by $0.9 million, or 1.6%, as compared to the third quarter of 2023. The increase in maintenance costs on both a dollar and per-ASM basis was mainly due to a higher volume of maintenance events in the current period. This increase was partially offset by a decrease in maintenance costs related to AOG credits recognized in the period within maintenance, materials and repairs expense in the condensed consolidated statements of operations. Refer to "Notes to Condensed Consolidated Financial Statements—3. Current Developments" for additional information regarding the AOG credits.

Distribution costs increased by $9.4 million, or 20.2%, in the third quarter of 2024 as compared to the third quarter of 2023. The increase on a dollar and per-ASM basis was primarily due to higher advertising expense in the current year period, related to our new travel options and transformed Guest experience.

Special charges (credits) for the three months ended September 30, 2024 consisted of net credits of $0.2 million in legal, advisory and other fees related to the former Merger Agreement. Special charges for the three months ended September 30, 2023 consisted of $9.6 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue and $2.7 million related to our retention award program in connection with the former Merger Agreement with JetBlue. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—6. Special Charges (Credits)."

Loss (gain) on disposal of assets for the three months ended September 30, 2024 primarily consisted of a net loss of $2.8 million related to the sale of two A319 airframes and two A319 engines, as well as $0.4 million in losses related to the write-off of obsolete assets and other adjustments. Loss (gain) on disposal of assets for the three months ended September 30, 2023 primarily consisted of a $2.2 million gain related to three aircraft sale leaseback transactions, as well as a net gain of $0.3 million related to the sale of four A319 airframes and five A319 engines, partially offset by a $0.2 million loss related to the write-off of obsolete assets and other adjustments. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Loss (Gain) on Disposal."

Other operating expenses for the three months ended September 30, 2024 increased by $26.8 million, or 14.3%, as compared to the three months ended September 30, 2023. The increase in other operating expenses on a dollar and per-ASM basis was primarily due to an increase in passenger reaccommodation expense, legal fees and outside services expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended September 30, 2024 primarily represented interest and accretion related to our 8.00% senior secured notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. In addition, our interest expense for the three months ended September 30, 2024 included the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the three months ended September 30, 2023 primarily represented interest and accretion related to our 8.00% senior secured notes, as well as the interest related to the financing of purchased aircraft, the discount amortization and mark to market adjustments related to our convertible notes due 2026 and the interest related to our convertible notes.

Our interest income for the three months ended September 30, 2024 primarily represented interest income earned on cash, cash equivalents, short-term investments and restricted cash. Our interest income for the three months ended September 30, 2023 represented interest income earned on cash, cash equivalents and short-term investments, as well as interest earned on income tax refunds. During the three months ended September 30, 2024 and 2023, we had interest income of $11.3 million and $18.4 million, respectively.

Income Taxes

Our effective tax rate for the third quarter of 2024 was 8.8%, compared to 22.6% for the third quarter of 2023. The decrease in the tax rate, as compared to the prior year period, is primarily driven by a change in the annualized effective tax rate which was impacted by an increase in valuation allowances on our deferred tax assets. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of nine months ended September 30, 2024 to nine months ended September 30, 2023
Operating Revenues
Operating revenues decreased $297.3 million, or 7.4%, to $3,743.5 million for the nine months ended September 30, 2024, as compared to the prior year period, primarily due to a decrease in average yield of 8.6%, partially offset by an increase in traffic of 1.4%, year over year.

Total revenue per passenger flight segment decreased 11.3%, year over year. The decrease in total revenue per passenger flight segment was primarily driven by a decrease of 8.6% in average yield, period over period, including the negative impact of no longer charging for change and cancellation fees.

Operating Expenses
Operating expenses increased for the nine months ended September 30, 2024 by $78.1 million, or 1.8%, as compared to the prior year period primarily due to an increase in aircraft rent expense, salaries, wages and benefits expense, and landing fees and other rents expense. These increases were partially offset by a decrease in aircraft fuel expense, period over period.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2024	2023
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	429,639	438,673	(2.1)%
Into-plane fuel cost per gallon	$2.76	$3.04	(9.2)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$1,187,046	$1,333,984	(11.0)%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2024 and 2023, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Nine Months Ended September 30,
	2024	2023			2024	2023
	(in thousands)				(in cents)
Aircraft fuel	$1,187,046	$1,333,984	$(146,938)	(11.0)%	2.88	3.26	(0.38)	(11.7)%
Salaries, wages, and benefits	1,276,986	1,201,067	75,919	6.3%	3.10	2.94	0.16	5.4%
Landing fees and other rents	352,826	311,357	41,469	13.3%	0.86	0.76	0.10	13.2%
Aircraft rent	389,056	274,761	114,295	41.6%	0.94	0.67	0.27	40.3%
Depreciation and amortization	249,860	241,335	8,525	3.5%	0.61	0.59	0.02	3.4%
Maintenance, materials and repairs	164,736	167,704	(2,968)	(1.8)%	0.40	0.41	(0.01)	(2.4)%
Distribution	146,786	145,041	1,745	1.2%	0.36	0.35	0.01	2.9%
Special charges (credits)	36,028	46,333	(10,305)	NM	0.09	0.11	(0.02)	NM
Loss (gain) on disposal of assets	(13,885)	5,652	(19,537)	NM	(0.03)	0.01	(0.04)	NM
Other operating	610,379	594,499	15,880	2.7%	1.48	1.45	0.03	2.1%
Total operating expenses	$4,399,818	$4,321,733	$78,085	1.8%	10.67	10.57	0.10	0.9%
Adjusted CASM (1)					10.62	10.43	0.19	1.8%
Adjusted CASM ex-fuel (2)					7.74	7.17	0.57	7.9%

(1)Reconciliation of CASM to Adjusted CASM:

	Nine Months Ended September 30,
	2024		2023
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.67		10.57
Special charges (credits)	$36.0	0.09	$46.3	0.11
Loss (gain) on disposal of assets	(13.9)	(0.03)	5.7	0.01
Litigation loss contingency	(1.7)	—	6.0	0.01
Furlough-related expenses	$1.4	—	$—	—
Adjusted CASM (cents)		10.62		10.43

(2)Excludes aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough-related expenses, litigation loss contingency adjustments recorded in the first and third quarters of 2024 and a litigation loss contingency recorded in the second quarter of 2023.
Our Adjusted CASM ex-fuel for the nine months ended September 30, 2024 was 7.74 cents as compared to 7.17 cents for the nine months ended September 30, 2023. The increase on a per-ASM basis was primarily due to increases in aircraft rent expense, salaries, wages and benefits expense, landing fees and other rents expense, and other operating expenses.
Salaries, wages and benefits for the nine months ended September 30, 2024 increased $75.9 million, or 6.3%, as compared to the prior year period. This increase on a dollar and per-ASM basis was primarily due to higher salary expense, health benefits expense and 401(k) expense, as compared to the prior year period. The increases in salaries and 401(k) expense were driven by annual contractual rate increases related to the CBA with our pilots and flight attendants, as well as seniority-driven rate increases related to our pilots. The increase in health benefits was mainly driven by higher volume and value of claims, as compared to the prior year period. These increases were partially offset by a decrease in overtime expense, as compared to the prior year period, due to improved reserve ratios.

Landing fees and other rents for the nine months ended September 30, 2024 increased $41.5 million, or 13.3%, as compared to the prior year period. On a dollar and per-ASM basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees, a decrease in signatory adjustment credits and an increase in facility rent and station baggage rent, as compared to the prior year period. These increases were driven by higher rent rates and increased market share at high variable cost stations, period over period.

Aircraft rent expense for the nine months ended September 30, 2024 increased by $114.3 million, or 41.6%, as compared to the prior year period. This increase in aircraft rent expense on a dollar and per-ASM basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2023, we have acquired 28 new aircraft financed under operating leases and completed 25 sale leaseback transactions (on aircraft previously owned) of which 8 resulted in operating leases. In addition, the increase in aircraft rent expense on a dollar and per-ASM basis was a result of an increase in supplemental rent, period over period, driven by the accrual of lease return costs related to the return of two aircraft. This increase in supplemental rent was partially offset by the write-off of lease return costs related to one engine purchased off lease in the period.
Depreciation and amortization for the nine months ended September 30, 2024 increased by $8.5 million, or 3.5%, as compared to the prior year period. On a dollar and per-ASM basis, depreciation expense decreased, period over period, primarily due to the change in the mix of leased and owned aircraft. Since the prior year period, we retired 13 previously owned A319 aircraft and completed sale leaseback transactions on 25 previously owned aircraft, of which 8 resulted in operating leases (for which rent expense is recorded under aircraft rent). On a dollar and per-ASM basis, this decrease in depreciation expense was offset by an increase in computer software and leasehold improvements in the period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the condensed consolidated statements of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs increased to $90.8 million for the nine months ended September 30, 2024 from $59.7 million for the nine months ended September 30, 2023. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If the amortization of heavy maintenance events was expensed within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $255.5 million and $227.4 million for the nine months ended September 30, 2024 and 2023, respectively.
Maintenance, materials and repairs expense for the nine months ended September 30, 2024 decreased by $3.0 million, or 1.8%, as compared to the prior year period. The decrease in maintenance costs on both a dollar and per-ASM basis was primarily related to AOG credits recognized in the period within maintenance, materials and repairs expense in the condensed consolidated statements of operations. Refer to "Notes to Condensed Consolidated Financial Statements—3. Current Developments" for additional information regarding the AOG credits.
Distribution costs increased by $1.7 million, or 1.2%, for the nine months ended September 30, 2024, as compared to the prior year period. The increase on a dollar and per-ASM basis was primarily due to higher advertising expense in the current year period, related to our new travel options and transformed guest experience. This increase was partially offset by decreased sales volume, which impacts our variable distribution costs such as credit card fees, and a decrease in sales from third-party travel agents.

Special charges (credits) for the nine months ended September 30, 2024 consisted of net charges of $28.1 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue, as well as $8.0 million related to the retention award program in connection with the former Merger Agreement with JetBlue. Special charges for the nine months ended September 30, 2023 consisted of $30.0 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue, as well as $16.3 million related to our retention award program in connection with the Merger Agreement with JetBlue. For additional information, refer to “Notes to Condensed Consolidated Financial Statements—6. Special Charges (Credits).”
Loss (gain) on disposal of assets for the nine months ended September 30, 2024 primarily consisted of a $22.0 million gain related to the seven aircraft sale leaseback transactions, partially offset by a net loss of $6.1 million related to the sale of 12 A319 airframes and 26 A319 engines and a $1.7 million loss related to the 2 sale leaseback transactions on aircraft previously owned. Loss (gain) on disposal of assets for the nine months ended September 30, 2023 primarily consisted of a $4.5 million loss related to the eight aircraft sale leaseback transactions, as well as a loss of $3.1 million related to the write-off of obsolete assets and other adjustments, partially offset by a net gain of $1.9 million related to the sale of 11 A319 airframes and 16 A319 engines. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Loss (Gain) on Disposal."
Other operating expenses for the nine months ended September 30, 2024 increased by $15.9 million, or 2.7%, as compared to the prior year period. The increase in other operating expenses on a dollar and per-ASM basis was primarily due to increased legal fees expense, passenger reaccommodation expense and ground handling expense, as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2024 primarily represented interest and accretion related to our 8.00% senior secured notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. In addition, our interest expense for the nine months ended September 30, 2024 included the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes. Our interest expense and corresponding capitalized interest for the nine months ended September 30, 2023 primarily represented interest related to the financing of purchased aircraft, as well as the interest and accretion related to our 8.00% senior secured notes, the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes.
Our loss (gain) on extinguishment of debt for the nine months ended September 30, 2024 was related to the gain recognized from favorable interest rate swap provisions contained in certain debt agreements extinguished during the first quarter of 2024, partially offset by the write-offs of related deferred financing costs. Refer to "Notes to Condensed Consolidated Financial Statements —13. Debt and Other Obligations" for more information. We had no loss (gain) on extinguishment of debt for the nine months ended September 30, 2023.

Our interest income for the nine months ended September 30, 2024 primarily represented interest income earned on cash, cash equivalents, short-term investments, as well as interest earned on tax refunds. Our interest income for the nine months ended September 30, 2023 represented interest income earned on cash, cash equivalents and short-term investments, as well as interest earned on income tax refunds. During the nine months ended September 30, 2024 and 2023, we had interest income of $37.1 million and $49.8 million, respectively.

Other (income) expense for the nine months ended September 30, 2024, primarily represented cash received during the first quarter of 2024 from JetBlue under the terms of the Termination Agreement. Other (income) expense for the nine months ended September 30, 2023 primarily represented realized gains and losses related to foreign currency transactions.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2024 was 6.0%, compared to 20.1% for the nine months ended September 30, 2023. The decrease in tax rate, as compared to the prior year period, is primarily due to an adjustment in tax expense, driven by a change in the annualized effective tax rate. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year from the filing of this Quarterly Report on Form 10-Q. We received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Case. However, for the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan, our financial condition, liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Based on such evaluation and management’s current plans, which are subject to change, management believes there is substantial doubt about our ability to continue as a going concern.

For a discussion of our ongoing bankruptcy proceedings and our debtor-in-possession financing arrangements, see “Notes to Condensed Consolidated Financial Statements—14. Subsequent Events” for additional information.

Our condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates our ability to successfully implement the plan of reorganization, the continuity of operations, realization of assets and liquidation of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. As of September 30, 2024, we had $840.7 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our revolving credit facility.

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

In addition, on July 2, 2024, we extended the final maturity of our revolving credit facility to September 30, 2026; and on October 15, 2024, we borrowed the entire available amount of $300.0 million under our revolving credit facility. In addition, on July 2, 2024, we modified our existing credit card processing agreement to extend the term through December 31, 2025, including automatic extensions for two successive one-year terms. Refer to "Notes to Condensed Consolidated Financial Statements—11. Commitments and Contingencies" for additional information regarding our credit card processing arrangements and "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations" for additional information regarding our revolving credit facility.

Furthermore, on July 30, 2024, we entered into a direct lease transaction (the "Direct Lease Transaction") with AerCap Holdings N.V. ("AerCap") for 36 aircraft, which were scheduled for delivery between 2027 and 2028 (the "Leased Aircraft") that were originally part of our order book. Under the terms of the transaction, AerCap assumed the delivery positions for the Leased Aircraft and related PDP obligations. AerCap has agreed to lease each Leased Aircraft to us upon delivery by Airbus. Each of the leases will have fixed rent payments. In connection with the Direct Lease Transaction, on July 30, 2024, we entered into a transaction (the "PDP Transaction") whereby an amount equal to certain PDPs with respect to 52 aircraft currently scheduled for delivery between 2029 and 2031 (the "Other Aircraft"), subject to the Airbus Purchase Agreement, was paid to us (the "Funded PDPs") at closing of the PDP Transaction. The Direct Lease Transaction and the PDP Transaction, in the aggregate, resulted in $186 million of additional cash paid to us. Repayment of the Funded PDPs and related amounts with respect to the Other Aircraft will bear interest at a fixed rate.

On October 29, 2024, we entered into an aircraft sale and purchase agreement with GAT for the sale of 23 A320ceo and A321ceo aircraft to GAT for an expected total gross purchase price of approximately $519 million, together with a contemporaneous escrow arrangement that involved the deposit of $50.0 million to be allocated equally to each such aircraft. The purchase and sale of the aircraft by GAT is subject to certain conditions precedent. The aircraft are planned for delivery through February 2025. We estimate the net proceeds of the sale of these aircraft, combined with the early extinguishment of the aircraft-related long-term debt, will increase our liquidity by approximately $225 million through 2025.

In addition, as part of our continued strategy to return to profitability, during October 2024, we have identified approximately $80 million of annualized cost reductions that we plan to begin implementing in early 2025. These cost reductions are driven primarily by a reduction in workforce commensurate with our expected flight volume.

As of September 30, 2024, we had $25.1 million recorded within current maturities of long-term debt, net, and finance leases on our condensed consolidated balance sheets related to our convertible notes due 2025. As of September 30, 2024, the convertible notes due 2025 did not qualify for conversion by noteholders through December 31, 2024. As of September 30, 2024, we had $481.3 million, net of the related unamortized debt discount of $18.7 million, recorded within long-term debt, net and finance leases, less current maturities on our condensed consolidated balance sheets related to our convertible notes due 2026. As of September 30, 2024, the convertible notes due 2026 did not qualify for conversion by noteholders through December 31, 2024. Refer to "Notes to Condensed Consolidated Financial Statements —13. Debt and Other Obligations" for additional information on the convertible notes due 2025 and the convertible notes due 2026.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the nine months ended September 30, 2024, we took delivery of 17 aircraft under direct operating leases, 7 aircraft under sale leaseback transactions and 4 spare engines purchased with cash, 1 of which was purchased off lease. During the nine months ended September 30, 2024, we made $343.9 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the nine months ended September 30, 2024, we paid $3.6 million in PDPs and $13.2 million of capitalized interest for future deliveries of aircraft and spare engines. In addition, during the nine months ended September 30, 2024, we received $349.8 million in PDPs related to sale leaseback transactions completed during the period for aircraft that were originally part of our order book, the Amendment entered into during the second quarter of 2024, as well as the Direct Lease Transaction and PDP Transaction entered into during the third quarter of 2024. As of September 30, 2024, we had $124.3 million of PDPs on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of September 30, 2024, we had secured financing for 41 aircraft to be leased directly from third-party lessors and 4 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2028. We do not have financing commitments in place for the remaining 52 Airbus firm aircraft orders, scheduled for delivery through 2031. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity and capital market availability.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in the nine months ended September 30, 2024 used $634.3 million in cash compared to $63.9 million used in the nine months ended September 30, 2023. Cash used by operating activities in the nine months ended September 30, 2024 was primarily related to the net loss in the period, as well as a decrease in other liabilities, an increase in deferred heavy maintenance and an increase in deposits and other assets. These increases were partially offset by higher non-cash expense of depreciation and amortization, as well as an increase in air traffic liability.

Net Cash Flows Provided (Used) By Investing Activities. During the nine months ended September 30, 2024, investing activities provided $406.0 million, compared to $185.5 million used in the prior year period. Cash provided by investing activities during the nine months ended September 30, 2024 was primarily related to refunds of PDPs related to the aircraft deferrals (per the Amendment), the Direct Lease Transaction and PDP Transaction entered into during 2024, as well as cash proceeds from the sale of property and equipment. The cash provided in the period was partially offset by the cash used to purchase property and equipment.

Net Cash Flows Provided (Used) In Financing Activities. During the nine months ended September 30, 2024, financing activities used $162.7 million in cash compared to $278.6 million used in the nine months ended September 30, 2023. During the nine months ended September 30, 2024, the amount of cash used was mainly driven by cash payments on debt obligations and payments to extinguish debt early, partially offset by the proceeds of the issuance of long-term debt recorded as a result of failed sale leaseback transactions. Refer to "Notes to Condensed Consolidated Financial Statements —13. Debt and Other Obligations" for additional information.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. As of September 30, 2024, our aircraft orders consisted of 56 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2031. Of these 56 aircraft, we have 1 aircraft scheduled for delivery in the remainder of 2024 and 3 aircraft scheduled for delivery in 2025. On April 3, 2024, we entered into the

Amendment, which (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030-2031, and (ii) adjusts the delivery periods of option aircraft from 2027-2029 to 2029-2031. There are no changes to the aircraft on order from Airbus that are scheduled to be delivered in 2027-2029. On July 30, 2024, we entered into the Direct Lease Transaction with AerCap for 36 aircraft currently scheduled for delivery between 2027 and 2028, which were originally part of our order book. Under the terms of the transaction, AerCap will assume the delivery positions for the Leased Aircraft and related PDP obligations. AerCap has agreed to lease each Leased Aircraft to us upon delivery by Airbus. Each of the leases will have fixed rent payments.

In connection with the Direct Lease Transaction, on July 30, 2024, we entered into the PDP Transaction whereby certain PDPs with respect to 52 aircraft currently scheduled for delivery between 2029 and 2031 subject to the Airbus Purchase Agreement were paid to us at closing of the PDP Transaction. The Direct Lease Transaction and the PDP Transaction, in the aggregate, resulted in $186 million of additional cash paid to us. Repayment of the Funded PDPs and related amounts with respect to the Other Aircraft will bear interest at a fixed rate.

As of September 30, 2024, we had secured financing for the 4 aircraft scheduled for delivery from Airbus through 2025, which will be financed through sale leaseback transactions. As of September 30, 2024, we did not have financing commitments in place for the remaining 52 Airbus aircraft on firm order through 2031. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus are included within the flight equipment purchase obligations in the table below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement that requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of September 30, 2024, we were committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.

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

In addition to the Airbus Purchase Agreement, as of September 30, 2024, we had secured 41 direct leases for aircraft with third-party lessors, with deliveries in the remainder of 2024 through 2028. As of September 30, 2024, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $1.8 million for the remainder of 2024, $33.8 million in 2025, $40.5 million in 2026, $101.7 million in 2027, $196.6 million in 2028 and $2,538.6 million in 2029 and beyond.

We have significant obligations for aircraft and spare engines, as we had 161 leased aircraft, of which 143 aircraft were financed under operating leases and 18 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions, and 5 spare engines financed under operating leases.

Aircraft rent payments were $136.1 million and $100.4 million for the three months ended September 30, 2024 and September 30, 2023, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $380.3 million and $280.9 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $16.9 million and $1.1 million for the three months ended September 30, 2024 and September 30, 2023, respectively, for aircraft which would have been deemed finance leases resulting in failed sale leaseback transactions. Aircraft rent payments were $50.8 million and $3.2 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, for aircraft which would have been deemed finance leases resulting in failed sale leaseback transactions.

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

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt and lease arrangements. The following table discloses aggregate information about our contractual obligations as of September 30, 2024 and the periods in which payments are due (in millions):

	Remainder of 2024	2025 - 2026	2027 - 2028	2029 and beyond	Total
Long-term debt (1)	$34	$1,942	$412	$900	$3,288
Interest and fee commitments (2)	47	252	134	253	686
Finance and operating lease obligations	142	1,087	1,005	5,281	7,515
Flight equipment purchase obligations (3)	56	156	481	2,982	3,675
Other (4)	10	61	20	—	91
Total future payments on contractual obligations	$289	$3,498	$2,052	$9,416	$15,255

(1) Includes principal only associated with our 8.00% senior secured notes, senior term loans, fixed-rate loans (includes failed sale leaseback transactions), unsecured term loans, Class A Series 2015-1 EETCs, Class AA, Class A and Class B Series 2017-1 EETCs and convertible notes. Refer to "Notes to Condensed Consolidated Financial Statements—13. Debt and Other Obligations."
(2) Related to our 8.00% senior secured notes, senior term loans, fixed-rate loans (includes failed sale leaseback transactions), unsecured term loans, Class A Series 2015-1 EETCs, Class AA, Class A and Class B Series 2017-1 EETCs and convertible notes. Includes interest accrued as of September 30, 2024 related to our variable-rate revolving credit facility.
(3) Includes estimated amounts for contractual price escalations, PDPs and other payments on flight equipment as of September 30, 2024.
(4) Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to "Notes to Condensed Consolidated Financial Statements—11. Commitments and Contingencies."

Off-Balance Sheet Arrangements
As of September 30, 2024, we had lines of credit related to corporate credit cards of $6.1 million, collateralized by $6.0 million in restricted cash, from which we had drawn $1.9 million.

As of September 30, 2024, we had lines of credit with counterparties for derivatives in the amount of $3.5 million. We are required to post collateral for any excess above the lines of credit if the derivatives are in a net liability position and make periodic payments in order to maintain an adequate undrawn portion for physical fuel delivery. As of September 30, 2024, we did not hold any derivatives.
As of September 30, 2024, we had $11.8 million in surety bonds, collateralized by a letter of credit for approximately 96% of the outstanding amount, and $69.6 million in standby letters of credit, collateralized by $69.7 million of restricted cash, representing an off-balance sheet commitment, of which $56.3 million were issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding special charges (credits), loss (gain) on disposal of assets, furlough-related expenses, litigation loss contingency adjustments recorded in the first and third quarters of 2024 and a litigation loss contingency recorded in the second quarter of 2023, divided by ASMs.

“Adjusted CASM ex-fuel” means operating expenses excluding aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough-related expenses, litigation loss contingency adjustments recorded in the first and third quarters of 2024 and a litigation loss contingency recorded in the second quarter of 2023, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2024 represented approximately 27% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $167 million. As of September 30, 2024, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $117.1 million as of September 30, 2024.

Fixed-Rate Debt. As of September 30, 2024, we had $1,515.8 million outstanding in fixed-rate debt related to 39 Airbus A320 aircraft and 30 Airbus A321 aircraft, which had a fair value of $1,500.8 million. In addition, as of September 30, 2024, we had $1,110.0 million and $136.3 million outstanding in fixed-rate debt related to our 8.00% senior secured notes and our unsecured term loans, respectively, which had fair values of $1,125.0 million and $136.9 million. As of September 30, 2024, we also had $525.1 million outstanding in convertible debt which had a fair value of $169.4 million.

Variable-Rate Debt. As of September 30, 2024, we did not have any outstanding variable-rate long term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended September 30, 2024 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
In 2017, a purported class action lawsuit was filed against us in the Eastern District of New York ("EDNY"), styled Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to our practice of charging fees for ancillary products and services. In June 2023, we reached a tentative settlement in mediation for a maximum amount of $8.3 million. The EDNY issued a preliminary approval order on September 21, 2023, and the final approval hearing was held on December 11, 2023. The total amount paid depends on a number of factors, including participation of class members and any conditions on the settlement approved by the EDNY. As of December 31, 2023, our best estimate of the probable loss associated with the settlement was $6.0 million recorded in other operating expenses within our consolidated statements of operations. During the first and third quarters of 2024, the estimated probable loss recorded was reduced by $1.4 million and $0.3 million, respectively. As of September 30, 2024, our total obligation of $4.3 million related to this matter has been paid.
On February 27, 2023, ALPA filed a grievance against us claiming that we violated the CBA by excluding its pilots from our retention award programs granted as part of the former merger agreement with Frontier Airlines (the "Former Frontier Merger Agreement") and the former Merger Agreement with JetBlue. On September 8, 2023, we filed a motion to dismiss the grievance, as we do not believe that ALPA filed the grievance within the timeline set forth in the CBA. As of September 30, 2024, the grievance is postponed indefinitely. The potential outcome of this claim cannot be determined, and an estimate of the reasonably possible loss or range of loss cannot be made.
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
Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of our Chapter 11 Case automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of Spirit or its property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of our bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

ITEM 1A.RISK FACTORS

There have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 9, 2024, other than the update of the following risk factor, the addition of the subsequent risk factors, the removal of all risk factors under the heading “Risks Related to Recent Events” and the risk factors disclosed in Item 1A "Risk Factors" contained in our Quarterly Report on the Form 10-Q for the quarters ended March 31, 2024 and June 30, 2024, filed with the Securities and Exchange Commission on May 6, 2024 and August 1, 2024, respectively. Investors are urged to review all such risk factors carefully.

We are in the process of Chapter 11 reorganization cases under the Bankruptcy Code, which will cause our common stock to decrease in value and will eventually render our common stock worthless.

As previously reported in our Current Reports Form 8-K filed with the SEC on the Petition Date, we commenced a voluntary case under Chapter 11 the Bankruptcy Code in the Bankruptcy Court. Under the terms of the Restructuring Support Agreement, certain of our subsidiaries plan to file voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on or before November 29, 2024. Any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock, as the price of our common stock will decrease in value and become worthless. As contemplated under the terms of the Restructuring Support Agreement, no recovery is expected for holders of our common stock in the Chapter 11 Cases.

We are subject to other risks and uncertainties associated with our Chapter 11 Cases.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to the risks and uncertainties associated with our Chapter 11 Cases. These risks include the following:

•our ability to consummate a plan of reorganization with respect to the Chapter 11 Cases;
•the high costs of bankruptcy cases and related fees;
•the imposition of restrictions or obligations on the Company by regulators related to the bankruptcy and emergence from Chapter 11;
•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•Bankruptcy Court rulings in the Chapter 11 Cases, as well as the outcome of all other pending litigation and the outcome of the Chapter 11 Cases generally;
•our ability to maintain our relationships with our general unsecured creditors, employees, customers, vendors, suppliers, aircraft lessors, holders of secured aircraft indebtedness and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute competitive contracts with third parties;
•our ability to attract, motivate, and retain key employees;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•our ability to retain our current management team; and
•the actions and decisions of our stockholders, creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 Cases could adversely affect our relationships with our general unsecured creditors, employees, customers, vendors, suppliers, aircraft lessors, holders of secured aircraft indebtedness and other third parties, which, in turn, could adversely affect our operations and financial condition. Also, pursuant to the Bankruptcy Code, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 Cases, we cannot accurately predict or quantify the ultimate impact or timing of events that occur during our Chapter 11 Cases and the impact that those events will have on our business, financial condition and results of operations. Further, there is no certainty as to our ability to continue as a going concern.

If the Restructuring Support Agreement is terminated, our ability to consummate the Plan may be materially and adversely affected.

On November 18, 2024, Spirit and the Supporting Stakeholders entered into the Restructuring Support Agreement. The Restructuring Support Agreement contains a number of termination events, some of which would grant the Supporting Stakeholders the right to terminate such Restructuring Support Agreement, which could adversely affect our ability to consummate the Plan. Such termination events include, but are not limited to, for example: (i) the breach in any material respect by any Company Party of any of the representations, warranties, covenants or obligations of such party, (ii) a motion to avoid, disallow, subordinate, or recharacterize the Intercompany Claim (as defined in the Restructuring Support Agreement), (iii) a withdrawal from the Plan or Disclosure Statement (as defined in the Restructuring Support Agreement), (iv) any order approving the Plan or the Disclosure Statement is appealed, reversed, stayed, dismissed, vacated, reconsidered or modified as detailed in the Restructuring Support Agreement or (v) a failure to meet certain milestones as detailed in the Restructuring Support Agreement. If the Restructuring Support Agreement is terminated, we may be unable to consummate the Plan, and there can be no assurance that we would be able to enter into a new plan or that any new plan would be as favorable to holders of claims as the Plan. In addition, any Chapter 11 Cases may become protracted, which could significantly and detrimentally impact our relationships with our general unsecured creditors, employees, customers, vendors, suppliers, aircraft lessors, holders of secured aircraft indebtedness and other third parties. Even once the Plan is consummated, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 protection.

The Plan is based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, we may not be able to achieve our stated goals and continue as a going concern.

The Plan will affect both our capital structure and the ownership, structure and operation of our business and reflects assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. In addition, the Plan relies upon financial projections developed by us with the assistance of our financial advisor, including with respect to fees, revenues, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure, (ii) our ability to obtain adequate liquidity and financing sources, (iii) our ability to maintain customers’, vendors’, suppliers’, aircraft lessors’ and other third parties' confidence in our viability as a continuing enterprise and to attract and retain sufficient business from and partnership endeavors with them, (iv) our ability to retain key employees and (v) the overall strength and stability of general economic conditions. The failure of any of these factors could materially adversely affect the successful reorganization of our business and the value of the Company. Consequently, at this time, there can be no assurance that the results or developments that are contemplated the Plan, will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Plan.

Even if the Plan is consummated, we may not be able to achieve our stated goals and continue as a going concern.

Even if the Plan is consummated, we may continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in the financial markets, changes in investment values or the industry in general, changes in demand for our products and increasing expenses. Some of these risks typically become more acute when a case under the Bankruptcy Code continues for a protracted period of time without indication of how or when the transactions under a Chapter 11 plan of reorganization will close. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals. Furthermore, even if our debts are reduced or discharged through the Plan, we may need to raise additional funds through one or more public or private debt or equity financings or other means to fund our business after the completion of the Chapter 11 Cases. Our access to additional capital may be limited, if it is available at all. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result, the Plan may not become effective or implemented and, thus, we cannot assure you of our ability to continue as a going concern.

The DIP Facility has substantial restrictions and covenants and if we are unable to comply with the covenant requirements under the DIP Facility, it could have a material adverse impact on our financial condition, operating results and cash flows.

If the Company Parties are unable to comply with the requirements under the DIP Facility, it could prevent them from drawing funds thereunder and have a material adverse impact on our financial condition, operating results and cash flows.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. Thus, while generally all claims against us that arose prior to the filing of the Chapter 11 Cases or before consummation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Plan, certain exceptions may arise. Subject to the terms of the Plan and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the Plan could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post reorganization basis.

Changes to our capital structure may have a material adverse effect on existing and future debt and security holders, and will adversely impact holders of our common stock.

Pursuant to the Plan, our post-bankruptcy capital structure will change significantly. The reorganization of our capital structure pursuant to the Plan includes exchanges of new debt or equity securities for our existing debt and claims against us. Such new debt will be issued at different interest rates, payment schedules and maturities than our existing debt securities. As contemplated under the terms of the Restructuring Support Agreement, no recovery is expected for holders of our common stock in Chapter 11 Cases. There can be no guarantees regarding the success of changes to our capital structure. Holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Our existing equity securities will no longer have any value and holders of such existing equity securities will receive no recovery under the Plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

The negotiations regarding the Restructuring have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Restructuring. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Restructuring and the Chapter 11 Cases are protracted. During the pendency of the Restructuring, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers, vendors, suppliers and aircraft lessors who may be concerned about our ongoing long-term viability.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.

We expect our common stock to be delisted from NYSE and there is no guarantee that our common stock will be regularly traded on the over-the-counter markets.

On November 18, 2024, we received the Delisting Notice from the NYSE notifying us that, as a result of the Chapter 11 Cases and in accordance with the NYSE Listing company Manual Section 802.01D, NYSE had determined that our common stock will be delisted from NYSE and trading of our common stock was suspended immediately. Delisting will have an adverse effect on the liquidity of our common stock and, as a result, the market price for our common stock is likely to become more volatile. Delisting may also reduce the number of investors willing to hold or acquire our common stock and negatively impact our ability to access equity markets and obtain financing. Delisting is expected to negatively impact your ability to sell or otherwise transact in our common stock. Ten calendar days after the Form 25 is filed by the NYSE Regulation, the delisting will become effective.

In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days, or such shorter period as the SEC may determine, from the date of the Form 25 filing.

Following the suspension of trading on the NYSE, our common stock has been quoted in the OTC Pink Open Market. The OTC Pink Open Market is a significantly more limited market than NYSE, and quotation on the OTC Pink Open Market will likely result in a less liquid market for existing and potential holders of the common stock to trade our common stock and could further depress the trading price of our common stock. There is no guarantee that our common stock will be regularly traded on the over-the-counter markets, and accordingly, our common stock may become illiquid. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

Our ability to use net operating loss carryforwards (“NOLs”) may become subject to limitation, or may be reduced or eliminated, in connection with the implementation of a Chapter 11 plan. The Bankruptcy Court has entered an order that is designed to protect our NOLs until the Plan is consummated.

Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income NOLs carried forward from prior years. To date, we have generated a significant amount of U.S. federal NOLs.

Our ability to utilize our NOLs to offset future taxable income and to reduce our U.S. federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the Code, our ability to use our NOLs may be substantially limited, which could increase the taxes paid by the Company. Although we are taking steps to limit risk of an ownership change before consummation of the bankruptcy, there can be no assurance that these steps will be successful. Moreover, we expect to undergo an ownership change under Section 382 of the Code in connection with the consummation of a Chapter 11 plan.

In addition, our NOLs (and other tax attributes) may be subject to use in connection with the implementation of any bankruptcy Chapter 11 plan or reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of any bankruptcy Chapter 11 plan. As such, at this time, there can be no assurance that we will have NOLs to offset future taxable income.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the third quarter of 2024. All stock repurchases during this period were made from employees who received restricted stock. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 1-31, 2024	—	$—	—	$—
August 1-31, 2024	1,451	2.71	—	—
September 1-30, 2024	—	—	—	—
Total	1,451	$2.71	—

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

On November 18, 2024, we filed the Chapter 11 Cases, which constituted an event of default that accelerated the Company Parties’ respective obligations under the revolving credit facility, the convertible notes due 2025, the convertible notes due 2026, the fixed-rate term loans and enhanced equipment trust certificates (collectively, the “Debt Instruments”). The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

10.1+	Offer Letter, dated July 1, 2024, between Spirit Airlines, Inc. and Frederick S. Cromer, filed as Exhibit 10.1 to the Company's Form 8-K dated July 1, 2024, is hereby incorporated by reference.

10.2#
Fourth Amendment to Credit and Guarantee Agreement, dated as of July 2, 2024, between Spirit Airlines, Inc., Wilmington Trust, National Association, as collateral agent, Citibank, N.A., as administrative agent and issuing lender, and the lenders party thereto.

10.3	Letter Agreement (2024-1), dated as of July 2, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association.

10.4#
Amendment No. 8 to the Airbus A320 NEO Family Purchase Agreement, dated as of July 30, 2024, together with the Second Amended and Restated Letter Agreement No. 8, dated as of July 30, 2024, and Letter Agreement No. 10, dated as of July 30, 2024.

10.5#	Amendment No. 2 to the A320 Family Purchase Agreement Letter Agreement, dated as of July 30, 2024.

10.6	Letter Agreement (2024-2), dated as of September 9, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.
#	Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates a management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AIRLINES, INC.

November 25, 2024	By:	/s/ Frederick S. Cromer
Frederick S. Cromer
Executive Vice President and Chief Financial Officer