Form 10-K
period 2024-12-31
Spirit Airlines, Inc.
filed 2025-03-03
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File No. 001-35186
Spirit Airlines, Inc.

(Exact name of registrant as specified in its charter)

Delaware			38-1747023
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1731 Radiant Drive	Dania Beach	Florida	33004
(Address of principal executive offices)			(Zip Code)

(954) 447-7920
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value	SAVE[1]	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐
Indicate by checkmark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report        Yes  ☒     No  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $0.4 billion computed by reference to the last sale price of the common stock on the New York Stock Exchange on June 28, 2024, the last trading day of the registrant’s most recently completed second fiscal quarter. Shares held by each executive officer, director and by certain persons that own 10 percent or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant's classes of common stock outstanding as of the close of business on February 19, 2025:

Class	Number of Shares
Common Stock, $0.0001 par value per share	109,525,063

Documents Incorporated by Reference

Portions of the registrant's Proxy Statement for the registrant's 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K to the extent stated herein. The Proxy Statement will be filed within 120 days of the registrant's fiscal year ended December 31, 2024.

1 On November 18, 2024, Spirit Airlines, Inc., a Delaware corporation (“Spirit”), received written notice (the “Delisting Notice”) from the New York Stock Exchange (the “NYSE”) notifying Spirit that in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that Spirit’s shares of common stock, par value $0.0001, would be delisted from the NYSE and that trading of Spirit’s shares of common stock on NYSE was suspended immediately. On December 5, 2024, NYSE filed a Form 25 for Spirit in connection with the delisting of the common stock from NYSE. The delisting became effective ten days after the Form 25 was filed. The deregistration of the common stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days after the filing of the Form 25. The common stock began trading on the OTC Pink Market on November 19, 2024 under symbol “SAVEQ”.

__________________________________________________

PART I
ITEM 1.    BUSINESS
Overview

Spirit Airlines, Inc. ("Spirit"), headquartered in Dania Beach, Florida, is a leading low-fare carrier committed to offering an enhanced travel experience with flexible, affordable options. During 2024, we served 87 destinations in 15 countries throughout the United States, Latin America and the Caribbean. Our network is supported by an all-Airbus fleet that is one of the youngest and most fuel efficient in the United States. On November 19, 2024, our common stock began trading on the OTC Pink Market under the symbol “SAVEQ”.
Our History
We were founded in 1964 as Clippert Trucking Company, a Michigan corporation. We began air charter operations in 1990 and renamed ourselves Spirit Airlines, Inc. in 1992. In 1994, we reincorporated in Delaware and in 1999 we relocated our headquarters to Miramar, Florida. In April 2024, we relocated to a new corporate campus in Dania Beach, Florida.
Our Corporate Information
Our mailing address and executive offices are located at 1731 Radiant Drive, Dania Beach, Florida 33004. We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and, in accordance therewith, file periodic reports, proxy statements and other information with the Securities and Exchange Commission or SEC. Such periodic reports, proxy statements and other information are available on the SEC's website at http://www.sec.gov. We also post on the Investor Relations page of our website, www.spirit.com, a link to our filings with the SEC, our Corporate Governance Guidelines and Code of Business Conduct and Ethics, which applies to all directors and all our employees, and the charters of our Audit, Compensation, Finance, Safety, Security and Operations and Nominating and Corporate Governance committees. Our filings with the SEC are posted as soon as reasonably practical after they are filed electronically with the SEC. Please note that information contained on our website is not incorporated by reference in, or considered to be a part of, this report.
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

Chapter 11 Proceedings
Voluntary Filing under Chapter 11

On November 18, 2024 (the “Petition Date”), we commenced a voluntary case (the “Chapter 11 Case”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and, on November 25, 2024, our subsidiaries (together with Spirit, the “Company Parties”) also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Case (collectively, the “Chapter 11 Cases”). Since the Petition Date, we have been operating our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Spirit received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Case. On February 20, 2025, the Bankruptcy Court entered an Order (the “Confirmation Order”) confirming the Plan (as defined below).

Commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the revolving credit facility, the convertible notes due 2025, the convertible notes due 2026, the 8.00% senior secured notes, the fixed-rate term loans and enhanced equipment trust certificates (collectively, the “Debt Instruments”). The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments were automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments were subject to the applicable provisions of the Bankruptcy Code.

Restructuring Support Agreement

On November 18, 2024, Spirit entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders parties thereto, the “Supporting Stakeholders”), with certain holders of our 8.00% senior secured notes (the “Senior Secured Notes,” and the holders, the “Senior Secured Noteholders”) and certain holders of the convertible notes (the “Convertible Noteholders”). The Restructuring Support Agreement contemplates agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure (the “Restructuring”) to be implemented through a proposed pre-arranged plan of reorganization (the “Plan”).

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
•The Supporting Stakeholders committed to provide a $300.0 million new money senior secured super-priority DIP Facility (as defined below), as further described under “Debtor-in-Possession Financing.” The DIP Facility is expected to be repaid in full in cash on the effective date of the Plan (the “Effective Date”).
•On the Effective Date, the Company (as reorganized, “Reorganized Spirit”) will issue a single class of common equity interests (the “New Common Equity”) and warrants to purchase New Common Equity (the “New Warrants”) to certain of our creditors as follows: (a) 76.0% pro rata to the Senior Secured Noteholders and (b) 24.0% pro rata to the Convertible Noteholders, subject to dilution on account of the Management Incentive Plan (as defined in the Plan), the $350.0 million Equity Rights Offering (as defined below), as further described under “Backstop Commitment Agreement,” and certain adjustments set forth in the Plan.
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
•All of our existing common stock and other equity interests will be cancelled without any distributions to the holders of such common stock and other equity interests on account thereof.

Backstop Commitment Agreement

On November 18, 2024, Spirit entered into a Backstop Commitment Agreement (the “Backstop Commitment Agreement”), with the backstop parties named therein (the “Backstop Commitment Parties”). The terms of the Backstop Commitment Agreement are, in pertinent part, as follows:

•Pursuant to the Backstop Commitment Agreement, the Backstop Commitment Parties agreed to backstop an equity rights offering of New Common Equity (the “Equity Rights Offering”) for an aggregate purchase price of $350.0 million at 70.0% of Plan Equity Value (as defined in the Backstop Agreement) (such New Common Equity, the “Offering Shares”), as contemplated by the Restructuring Support Agreement.
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
•Subject to adjustments described below, the Backstop Commitment Agreement provides that $175.0 million of the Offering Shares will be reserved for purchase by the Backstop Commitment Parties as follows: $137.81 million by the Senior Secured Backstop Commitment Parties (as defined in the Backstop Commitment Agreement) (the “Senior Secured Direct Allocation”) and $37.19 million by the Convertible Backstop Commitment Parties (as defined in the

Backstop Commitment Agreement) (the “Convertible Direct Allocation”, and together with the Senior Secured Direct Allocation, the "Direct Allocation").
•Because Senior Secured Noteholders holding, in the aggregate, at least 90.0% of the aggregate principal amount of the Senior Secured Notes claims had executed the Restructuring Support Agreement by 11:59 p.m., New York City time, on November 25, 2024, the amount of the Senior Secured Notes Subscription Rights increased to $248.06 million and the Senior Secured Direct Allocation was reduced to $27.56 million.
•Because Convertible Noteholders holding, in the aggregate, at least 90.0% of the aggregate principal amount of the convertible notes claims had executed the Restructuring Support Agreement by 11:59 p.m., New York City time, on November 25, 2024, the amount of the Convertible Notes Subscription Rights increased to $66.94 million and the Convertible Direct Allocation was reduced to $7.44 million.
•As consideration for the commitment by the Backstop Commitment Parties, and subject to approval by the Bankruptcy Court: (i) a “Backstop Premium” will be paid to the Backstop Commitment Parties by us in an aggregate number of shares of New Common Equity equal to 10.0% of the total number of shares of New Common Equity issued by the us upon emergence from bankruptcy as distributions under the Plan. If the Backstop Commitment Agreement is terminated under certain circumstances as set forth therein, the Backstop Commitment Agreement provides for a cash payment of $35.0 million to the Backstop Commitment Parties. Since the Backstop Premium is fully earned as of November 18, 2024, the date the Backstop Commitment Agreement was executed, and is a non-refundable, non-avoidable premium, we recorded the entire commitment as of December 31, 2024. This amount was recorded within reorganization expense on our consolidated statement of operations and within other current liabilities on our consolidated balance sheets.

The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, among other things, (i) confirmation of the Plan by the Bankruptcy Court, (ii) the occurrence of the Effective Date and (iii) the Restructuring Support Agreement remaining in full force and effect.

Debtor-in-Possession Financing

Prior to the Petition Date, Spirit and certain lenders and note purchasers (collectively, the “DIP Lenders”) agreed to enter into an approximately $300.0 million senior secured super-priority debtor‑in‑possession facility (the “DIP Facility”) consisting of new money term loans and new money notes, which bears interest at a rate per annum equal to (a) term SOFR plus 7.00% per annum or (b) an alternate base rate plus 6.00% per annum.

The DIP Facility contains various representations and warranties, affirmative and negative covenants and events of default customary for debtor-in-possession financings of this type, including covenants mandating compliance by us with a 13-week budget, variance testing and other reporting requirements.

Spirit’s obligations under the proposed DIP Facility are guaranteed by each subsidiary of Spirit. In addition, the claims of the DIP Lenders are (i) entitled to super-priority administrative expense claim status, subject to certain customary exclusions in the credit documentation and (ii) secured by perfected senior security interests and liens on certain of our property, subject to certain exclusions, exceptions and carve-outs.

The proceeds of all or a portion of the DIP Facility may be used for, among other things, (i) prepetition obligations, (ii) adequate protection payments, (iii) the fees, costs, and expenses of administering the Chapter 11 Cases and (iv) working capital and other general corporate needs of Spirit in the ordinary course of business.

On December 23, 2024, in connection with the Chapter 11 Cases, we entered into a Superpriority Secured Debtor In Possession Term Loan Credit and Note Purchase Agreement, (the “DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Agent”), and the creditors from time to time party thereto (collectively, the “DIP Creditors”). Refer to “Notes to Consolidated Financial Statements— 13. Debt and Other Obligations” for additional information.

Equity Rights Offering

On December 30, 2024, we launched an equity rights offering (the “Equity Rights Offering”) of equity securities of the reorganized Company in an aggregate amount of $350.0 million at a purchase price of $14.00 per share. The final expiration date for the Equity Rights Offering occurred on February 20, 2025. We expect to close the Equity Rights Offering on the Effective Date. Pursuant to the terms of the Backstop Commitment Agreement, the Backstop Commitment Parties would receive a backstop premium in the amount of $35.0 million (payable in shares of reorganized Spirit common stock valued at $14.00 per share).

Exit Revolving Credit Facility

We secured a commitment from certain of our pre-petition debtholders (collectively, the “Exit RCF Lenders”) pursuant to that certain Commitment Letter, dated as of January 14, 2025 (the “Exit RCF Commitment Letter”), to provide up to $300.0 million in financing in the form of a senior secured revolving credit facility (the “Exit Revolving Credit Facility”). We will enter into the Exit Revolving Credit Facility concurrently with emergence from the Chapter 11 Cases. The Exit Revolving Credit Facility is comprised of (i) commitments by the Exit RCF Lenders to provide revolving credit loans and letters of credit in an aggregate amount equal to $275.0 million (the “Exit RCF Commitments”) and (ii) an uncommitted incremental revolving credit facility in an aggregate amount up to $25.0 million. Our uses of the proceeds of the Exit Revolving Credit Facility shall include, among other items, working capital and other general corporate needs of the Company and our subsidiaries.

Our obligations under the Exit Revolving Credit Facility will be guaranteed by each subsidiary of the Company (the “Guarantors”). In addition, the obligations under the Exit Revolving Credit Facility will be secured by perfected senior security interests and liens on certain property of the Company and the Guarantors, subject to certain exclusions, exceptions and carve-outs.

Subject to certain exceptions and conditions, we will be obligated to prepay or offer to prepay, as the case may be, all or a portion of the obligations under the Exit Revolving Credit Facility with the net cash proceeds of certain asset sales, with cash from our balance sheet in order to remain in compliance with a collateral coverage ratio and concentration limits, in connection with a change of control and in connection with certain mergers with other airlines. The Exit Revolving Credit Facility will bear interest at a variable rate equal to our choice of (a) adjusted term SOFR plus 3.25% per annum or (b) alternate base rate plus 2.25% per annum.

Senior Secured Notes

On November 19, 2024, Spirit began soliciting consents (the “Consent Solicitation”) with respect to the Senior Secured Notes to seek consents to remove certain bankruptcy remote provisions from the agreements governing the Senior Secured Notes. The Consent Solicitation expired at 5:00 p.m., New York City time, on November 25, 2024, and as of the expiration date, Spirit had received valid consents from holders of 94.56% of the outstanding aggregate principal amount of the Senior Secured Notes, which was sufficient to approve the proposed amendments. As a result of receiving the requisite consents to the proposed amendments, on November 25, 2024, Spirit entered into amendments to the agreements governing the Senior Secured Notes.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of Spirit’s Chapter 11 Case automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of Spirit or our property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of Spirit’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

NYSE Delisting

On November 18, 2024, we received the Delisting Notice from the New York Stock Exchange (the “NYSE”) notifying us that, as a result of the Chapter 11 Case and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that our shares of common stock would be delisted from the NYSE and that trading of our shares of common stock on NYSE was suspended immediately. As a result of the suspension and expected delisting, our shares of common stock commenced trading on the OTC Pink Market under the symbol “SAVEQ” on November 19, 2024. On December 5, 2024, NYSE filed a Form 25 for us in connection with the delisting of our shares of common stock from NYSE. The delisting became effective ten days after the Form 25 was filed. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our shares of common stock under Section 12(b) of the Exchange Act will become effective 90 days after the date of the Form 25 filing.

Current Developments

Transformation Plan and Guest Experience Enhancements

In July 2024, we announced and began to execute on a significant transformation plan to de-risk our business, improve our financial performance and elevate the Guest experience with new enhanced benefits. Our transformation initiatives build on our longstanding commitment to deliver the best value in the sky. We are investing to improve every aspect of the Guest journey while delivering affordable prices and an exceptional Guest experience to value-conscious travelers.

As part of this significant transformation, we introduced four new travel options, ranging from elevated to economical to meet the needs of all travelers: Go Big, Go Comfy, Go Savvy and Go.

•Go Big offers a Big Front Seat®, snacks and drinks, including alcoholic beverages, one carry-on bag, one checked bag, priority check-in and boarding, and streaming Wi-Fi access. The Big Front Seat® features enhanced comfort with wider seats, extra legroom, additional seat cushioning and no middle seat.
•Go Comfy offers increased comfort and space with a guaranteed blocked middle seat, one carry-on bag, priority boarding and a snack and non-alcoholic beverage.
•Go Savvy includes one carry-on bag and standard seat selection during booking.
•Go offers the greatest affordability for those who want to keep it simple, with the flexibility to purchase any of the following options: checked bags, standard seat selection, Wi-Fi and snacks and beverages.

Additional initiatives we launched as part of our transformation plan include:

•Elimination of change or cancel fees for Guests who book our bundled travel options, providing them with greater flexibility;
•Increased weight allowance for checked bag to up to 50 pounds;
•Extension of the expiration of our future travel vouchers to 12 months (for vouchers issued on or after June 3, 2024);
•Debut of a priority check-in experience for Guests who purchase our Go Big travel option or our Free Spirit® Gold members or Free Spirit World Elite Mastercard holders at more than 20 airports, including Atlanta (ATL), Las Vegas (LAS), Los Angeles (LAX), Miami (MIA), New York-LaGuardia (LGA) and Orlando (MCO). This dedicated lane provides Guests with front-of-the-line access to the first available ticket counter agent;
•Introduction of a new boarding process, allowing for a more seamless journey for our Guests. The redesigned process includes five groups aimed to reduce boarding time and enhance operational performance. Priority boarding is available for Guests who choose the Go Big and Go Comfy options, Free Spirit Gold and Silver members, Free Spirit World Elite Mastercard holders and active-duty U.S. service members, and their spouses and children when traveling with the service member.
JetBlue Merger

On March 4, 2024, we announced that our merger agreement with JetBlue Airways Corporation (“JetBlue”) had been terminated by mutual agreement. This termination followed the United States District Court for the District of Massachusetts granting a permanent injunction against the merger on January 16, 2024.

As part of the termination, JetBlue paid us $69.0 million. While the merger agreement was in effect, our stockholders received approximately $425 million in total prepayments.

Pratt & Whitney

On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW 1100G-JM geared turbo fan (“GTF”) fleet, which powers our A320neo family of aircraft.

On March 26, 2024, we entered into an agreement (the “Agreement”) with International Aero Engines, LLC (“IAE”), an affiliate of Pratt & Whitney, pursuant to which IAE provided us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024.

The credits were accounted for as vendor consideration in accordance with ASC 705-20 and were recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which included the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to our progress towards earning the credits. Pratt & Whitney agreed to issue us $150.6 million in credits related to the aircraft on ground ("AOG") days through December 31, 2024, of which the entire amount was recognized in 2024. As of December 31, 2024, we recorded $122.2 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on our consolidated balance sheets. During the twelve months ended December 31, 2024, we recorded $28.4 million of these credits on our consolidated statements of operations within maintenance, materials and repairs and aircraft rent. In addition, during the twelve months ended December 31, 2024, we recognized lower depreciation expense of $11.4 million related to credits recognized as a reduction of the cost basis of assets purchased from IAE in depreciation and amortization within our consolidated statements of operations.

The temporary removal of engines from service is expected to continue through at least 2026. We are currently discussing arrangements with Pratt & Whitney for any of our aircraft that remain unavailable for operational service after December 31, 2024.
Aircraft Sale
On October 29, 2024, we entered into an aircraft sale and purchase agreement with GA Telesis, LLC (“GAT”) for the sale of 23 A320ceo and A321ceo aircraft to GAT, of which 2 were sold in December 2024. Currently these aircraft are not being utilized within the operation and are available for immediate sale. Refer to “Notes to Consolidated Financial Statements— 1. Summary of Significant Accounting Policies" for additional information.
Summary Risk Factors

Our business is subject to a number of risks, including risks that may prevent us from achieving our business objectives or may adversely affect our business, financial condition, results of operations, cash flows and prospects. These risks are discussed more fully in Item 1A. Risk Factors herein. These risk factors include, but are not limited to, the following:

•Our Chapter 11 reorganization cases under the Bankruptcy Code;
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
•Our reliance on third-party service providers to perform functions integral to our operations, including ground handling, fuel, catering, passenger handling, engineering, maintenance, refueling, reservations and other services;
•Our reliance on a limited number of suppliers for our aircraft and engines;
•Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the domestic U.S., Caribbean or Latin American markets;
•The success of the Free Spirit Program and the Spirit Saver$ Club®;
•Our significant amount of aircraft-related fixed obligations and additional debt that we have incurred, and may incur in the future;
•Our ability to maintain relationships with our general unsecured creditors, employees, customers, vendors, suppliers, aircraft lessors, holders of secured aircraft indebtedness and other third parties;
•Our ability to attract and retain key personnel; and

•Our ability to compete effectively during the transition to a new board of directors.
Our Business Model

Our value-focused business model provides Guests with an enhanced experience and a range of travel options across price points. Our increased investment in the Guest experience and introduction of new premium options allow us to attract more travelers and compete in the premium category with our Go Big and Go Comfy options, while still serving travelers seeking the greatest affordability with our Go Savvy and Go options. Our transformation, launched in 2024, has led to our highest net promoter score (“NPS”) in our history, indicating increased Guest satisfaction.

We strive to be recognized by Guests and potential Guests as a leader in delivering a high-value experience, while providing exceptional Guest service and a variety of travel options. We use low fares to attract value-conscious travelers to help drive high passenger volumes and load factors on the flights we operate. We have high-density seating configurations on our aircraft, which contributes to keeping our unit costs among the lowest in the industry. High passenger volumes and high load factors help increase our sales of ancillary products and services, which, together with our premium travel options, drive increased revenue while still offering competitively priced fares.

We continue to evolve and transform our business model. Before shifting our focus to becoming a value carrier with a broader range of travel options, we operated with an ultra-low-cost structure, which historically allowed us to maintain high profit margins while offering low base fares. Operating at high fleet utilization levels was a primary contributor to our ultra-low-cost structure. Following the COVID-19 pandemic, lower fleet utilization as well as wage and other inflationary pressures increased our operating costs. In addition, following the COVID-19 pandemic, the industry has experienced large capacity increases, leading to increased competition in the markets we serve and resulting in a decrease of our average fares. Together, higher costs and lower fares produced large net losses. In 2024, we began to implement a significant transformation plan to improve our financial performance and elevate the Guest experience with new enhanced benefits.

We believe in being fully transparent and allow our Guests to see all available options and their respective prices prior to purchasing a ticket.

Through branded campaigns, we educate the public on how our transformation has elevated the Guest experience and how our new travel options provide a range of choices from premium to economical. Guests can choose from enhanced bundled options such as Go Big, Go Comfy and Go Savvy or choose our unbundled option, Go, with the greatest flexibility to choose only the options they want to purchase. We show our commitment to delivering enhanced value by continuing to improve every aspect of the Guest experience, including an updated cabin interior with ergonomically-designed seats, self-bag tagging in most airports to reduce check-in processing time, and the choice of increased flexibility with travel options that include no change and cancel fees.

Our Strengths

We believe our low unit operating costs combined with our enhanced travel options and high passenger volumes allow us to compete successfully in the airline industry.

Low Cost Structure. While we have experienced increased pressure on our unit costs over the last four years, our unit operating costs are still among the lowest of all airlines operating in the United States. We believe this unit cost advantage helps protect our market position and enables us to offer highly competitive pricing in our markets. Our operating costs per available seat mile ("CASM") of 11.35 cents in 2024 was significantly lower than those of the major domestic network carriers and among the lowest of the domestic low-cost carriers. We achieve these low unit operating costs in large part due to:
•high-density seating configurations on our aircraft;
•minimal hub-and-spoke network inefficiencies;
•highly productive workforce;
•opportunistic outsourcing of operating functions;
•operating a single-fleet type of Airbus A320-family aircraft that is one of the youngest and most fuel efficient in the United States and operated by common flight crews;
•reduced sales, marketing and distribution costs through direct-to-consumer marketing;
•efficient flight scheduling; and

•a company-wide business culture that is keenly focused on driving costs lower.
Innovative Revenue Generation. We offer a variety of travel options that enable our Guests to select the travel experience they want. They can choose one of our enhanced bundled options with the opportunity to buy additional products or services, or choose our unbundled option which provides Guests the greatest flexibility to identify, select and pay for only the products and services they want to use. We strive to maximize our revenue generation by:
•offering a variety of travel options;
•selling ancillary products and services such as checked and carry-on bags and advanced seat selections;
•applying dynamic pricing to all travel options as well as ancillary products and services;
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
Our Network. We have developed a substantial network of destinations in U.S. domestic markets, Latin America and the Caribbean, and high-volume routes flown by value-conscious travelers. Our network supports the company's business strategy based on current market and operating conditions, by focusing on the best performing, most profitable routes.
Experienced International Operator. We believe we have substantial experience in foreign aviation, security and customs regulations, local ground operations and flight crew training required for successful international and overwater flight operations. All of our aircraft are certified for overwater operations. We have been conducting international flight operations since 2003 and have developed substantial experience in complying with the various regulations and business practices in the international markets we serve. During 2024, 2023 and 2022, no revenue from any one foreign country represented greater than 4% of our total passenger revenue. We attribute operating revenues by geographic region based upon the origin and destination of each passenger flight segment.
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
Route Network
During 2024, our route network included over 440 markets served by 87 airports throughout the United States, Latin America and the Caribbean. For more details on the destinations to which we fly, refer to our route map on our website, www.spirit.com/en/route-map. As part of our business model, we employ a rigorous process to identify opportunities to grow our network where we believe we will be most profitable.
Competition
The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record and reputation, code-sharing relationships and loyalty programs and redemption opportunities. We typically compete in markets served by traditional U.S. network airlines, and other low-cost carriers, and, to a lesser extent, regional airlines.

As of December 31, 2024, our top three largest network overlaps, as measured by overlapping available seat miles in metro markets, are with American Airlines, Southwest Airlines and Frontier Airlines. Our principal competitive advantage is our relative cost advantage which allows us to offer all-in prices to our Guests at price levels where we can compete effectively.
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
Guests

We believe our Guests are primarily leisure travelers who make their purchase decision based largely on value. By maintaining a low-cost structure, we have historically been able to successfully sell tickets at lower fares while maintaining a strong profit margin. However, industry capacity increases have led to increased competition in the markets we serve and resulted in a decrease in our average fares.
Guest Service
We are committed to providing exceptional service for our Guests. By focusing on Guest service across all aspects of our operations, including personnel, flight equipment, in-flight amenities, ancillary services, on-time performance, flight completion ratios and baggage handling, we aim to foster customer loyalty and attract new travelers. We continuously work to enhance our operations, ensuring consistent improvement in the Guest experience.
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
As of December 31, 2024, we had a fleet of 213 Airbus single-aisle aircraft (including 21 aircraft recorded as assets held for sale on our consolidated balance sheets as of December 31, 2024), which are commonly referred to as “A320 family” aircraft. Refer to “Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies” for additional information on the 21 aircraft recorded as assets held for sale. A320 family aircraft include the A319, A320 and A321 models, which have broadly common design and equipment but differ most notably in fuselage length, service range and seat capacity. Within the A320 family of aircraft, models using existing engine technology may carry the suffix “ceo,” denoting the “current engine option,” while models equipped with new-generation engines may carry the suffix “neo,” denoting the “new engine option.” As of December 31, 2024, our fleet consisted of 2 A319ceos, 63 A320ceos, 91 A320neos, 29 A321ceos and 28 A321neos, and the average age of the fleet was approximately 5.8 years. As of December 31, 2024, we owned 49 aircraft, of which 22 aircraft were financed through fixed-rate long-term debt, 27 aircraft were financed through enhanced equipment trust certificates ("EETCs"). As of December 31, 2024, we had 164 leased aircraft, of which 146 aircraft were financed under operating leases and 18 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions. In addition, as of December 31, 2024, we had 5 spare engines financed under operating leases and owned 32 spare engines. Refer to “Notes to Consolidated Financial Statements—13. Debt and Other Obligations” and “Notes to Consolidated Financial Statements—14. Leases” for additional information.

On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus S.A.S. ("Airbus") for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement included a mix of Airbus A319neo, A320neo and A321neo aircraft with such aircraft scheduled for delivery through 2027.
On April 3, 2024, we entered into Amendment No. 7 (the “2024 Amendment”) to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the “Airbus Purchase Agreement”) with Airbus. The 2024 Amendment (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030 through the end of 2031 and (ii) adjusts the delivery periods of option aircraft from 2027 through 2029 to 2029 through 2031.
On July 30, 2024, we entered into a direct lease transaction (the “Direct Lease Transaction”) with AerCap Holdings N.V. (“AerCap”) for 36 aircraft scheduled for delivery between 2027 and 2028 (the “Leased Aircraft”) which were originally part of our order book. Under the terms of the transaction, AerCap will assume the delivery positions for the Leased Aircraft and related pre-delivery payment ("PDP") obligations. AerCap agreed to lease each Leased Aircraft to us upon delivery by Airbus. Each of the leases will have fixed rent payments.
On October 29, 2024, the Company entered into an aircraft sale and purchase agreement with GAT for the sale of 23 A320ceo and A321ceo aircraft to GAT, of which 2 were sold in December 2024. Refer to “Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies" for additional information.
As of December 31, 2024, our firm aircraft orders consisted of 55 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2031. As of December 31, 2024, we had secured financing for three aircraft, scheduled for delivery from Airbus through 2025 which will be financed through sale leaseback transactions. We did not have financing commitments in place for the remaining 52 Airbus aircraft currently on firm order through 2031. However, we signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. In addition, as of December 31, 2024, we had agreements in place for the delivery of 39 direct operating leases of A320neos and A321neos with third-party lessors, expected through 2028.
During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2024, we are committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031. The firm aircraft orders provide for capacity growth as well as the flexibility to add to, or replace, the aircraft in our present fleet. We may elect to supplement these deliveries by additional acquisitions from the manufacturer or in the open market if demand conditions merit. We also may adjust or defer deliveries, or change models of aircraft in our delivery stream, from time to time, as a means to match our future capacity with anticipated demand and growth trends.
Consistent with our business model, each of our aircraft is configured with a high-density seating configuration, which helps us maintain a lower unit cost. Our high-density seating configuration accommodates more passengers than those of most of our competitors when comparing the same type of aircraft.
Maintenance and Repairs
We maintain our aircraft in accordance with an FAA-approved maintenance program built from the manufacturers recommended maintenance schedule and maintained by our Technical Services department. Our maintenance technicians undergo extensive initial and recurrent training to ensure the safe operation of our aircraft. For the seventh year in a row, we have achieved the FAA’s highest award for Technical Training, the Diamond Award of Excellence. This award is only achieved if 100% of technicians receive the FAA’s Aircraft Maintenance Technician (“AMT”) Certificate of Training.

Aircraft maintenance and repair consists of routine and non-routine maintenance, and work performed is divided into three general categories: line maintenance, heavy maintenance and component service. Line maintenance consists of routine daily and weekly scheduled maintenance checks on our aircraft, including pre-flight, daily, weekly and overnight checks, and any diagnostics and routine repairs and any unscheduled items on an as needed basis. Additionally, maintenance program tasks that may take up to two years to fully complete are performed periodically in line maintenance at scheduled day visits or segmented into overnight work packages. Line maintenance events are currently serviced by in-house mechanics supplemented by contract labor and are primarily completed at airports we currently serve. Heavy airframe maintenance checks consist of a series of more complex tasks that generally can take from one to four weeks to accomplish and typically are required approximately every 36 months. Heavy engine maintenance is generally performed every six years and includes a more complex scope of work. Due to our relatively small fleet size and projected changes to our fleet, we believe outsourcing all of our heavy maintenance activity, such as engine servicing, heavy airframe maintenance checks, major part repair and component service repairs is more economical. Outsourcing eliminates the substantial initial capital requirements inherent in heavy aircraft maintenance. We have entered into a long-term flight hour agreement for the majority of our current fleet with IAE and Pratt &

Whitney for our engine overhaul services and with various maintenance providers on an hour-by-hour basis for component services. We outsource our heavy airframe maintenance to FAA-qualified maintenance providers.

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
Employees
Our business is labor intensive, with labor costs representing approximately 28.1%, 27.6% and 22.1% of our total operating costs for 2024, 2023 and 2022, respectively. As of December 31, 2024, we had 3,020 pilots, 5,001 flight attendants, 99 dispatchers, 385 ramp service agents, 315 passenger service agents, 628 aircraft maintenance technicians and 1,883 non-unionized personnel, including airport agents/other and employees in administrative roles, for a total of 11,331 active employees compared to 13,167 active employees as of December 31, 2023. During the twelve months ended December 31, 2024, there were 2,192 employee terminations, including both voluntary and involuntary terminations, for an overall employee turnover rate of 16.6%. As of December 31, 2024, approximately 84% of our employees were represented by six labor unions. On an average full-time equivalent basis, for the full year 2024, we had 11,941 employees, compared to 12,798 in 2023.

FAA regulations require pilots to have commercial licenses with specific ratings for the aircraft to be flown and be medically certified as physically fit to fly. FAA and medical certifications are subject to periodic renewal requirements, including recurrent training and recent flying experience. Flight attendants must have initial and periodic competency training and qualification. For the year ended December 31, 2024, paid training hours for our pilots and flight attendants were 114,536 and 72,780 hours, representing 7.6% and 2.3% of total crew block hours, respectively. Mechanics, quality-control inspectors and dispatchers must be certificated and qualified for specific aircraft. Training programs are subject to approval and monitoring by the FAA. Management personnel directly involved in the supervision of flight operations, training, maintenance and aircraft inspection must also meet experience standards prescribed by FAA regulations. All safety-sensitive employees are subject to pre-employment, random and post-accident drug testing.

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

We believe a direct relationship between Team Members and our leadership is in the best interests of our crew members, our customers, and our shareholders. Our leadership team communicates on a regular basis with all Team Members, including crew members, in order to maintain a direct relationship and to keep them informed about news, strategy updates, and challenges affecting the airline and the industry. Effective and frequent communication throughout the organization is fostered through various means including email messages from our CEO and other senior leaders, open forum meetings across our network, periodic leadership visits to our stations, and annual Team Member engagement surveys. Additionally, we strive to promote human rights awareness among both our Team Members and Guests, supported by our Human Rights Policy.

The Railway Labor Act, or RLA, governs our relations with labor organizations. Under the RLA, our collective bargaining agreements (“CBAs”) do not expire, but instead become amendable as of a stated date, subject to standard early opener provisions. If either party wishes to modify the terms of any such agreement, they must notify the other party in the manner agreed to by the parties. Under the RLA, after receipt of such notice, the parties must meet for direct negotiations. If no agreement is reached, either party may request the National Mediation Board, or NMB, appoint a federal mediator. The RLA prescribes no set timetable for the direct negotiation and mediation process. It is not unusual for those processes to last for many months, and even several years. If no agreement is reached in mediation, the NMB in its discretion may declare at some time that an impasse exists. If an impasse is declared, the NMB proffers binding arbitration to the parties. Either party may decline to submit to arbitration. If arbitration is rejected by either party, a 30-day “cooling off” period commences. During that period (or after), a Presidential Emergency Board, or PEB, may be established, which examines the parties’ positions and recommends a solution. The PEB process lasts for 30 days and is followed by another “cooling off” period of 30 days. At the end of the

“cooling off” periods, unless an agreement is reached or action is taken by Congress, the labor organization and the airline each may resort to “self-help,” including, for the labor organization, a strike or other labor action, and for the airline, the imposition of any or all of its proposed amendments and the hiring of new employees to replace any striking workers. Congress and the President have the authority to prevent “self-help” by enacting legislation that, among other things, imposes a settlement on the parties. The table below sets forth our employee groups and status of their collective bargaining agreements.

Employee Groups	Representative	Amendable Date (1)
Pilots	Air Line Pilots Association, International (ALPA) (2)	March 2024
Flight Attendants	Association of Flight Attendants (AFA-CWA)	January 2026
Dispatchers	Professional Airline Flight Control Association (PAFCA)	August 2026
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	November 2026
Passenger Service Agents	Transport Workers Union of America (TWU)	February 2027
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association (AMFA) (2)	N/A

(1) Subject to standard early opener provisions.
(2) Collective bargaining agreement is currently under negotiation.

During the fourth quarter of 2022, we reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023. The ratified agreement includes increased pay rates and other enhanced benefits. In March 2024, ALPA provided notice to us that it intended to amend its CBA with its pilots. In July 2024, the parties began negotiations, and those discussions are ongoing.

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

In May 2023, PAFCA provided notice that it intends to amend its Collective Bargaining Agreement with our dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. In July 2024, we reached an agreement with PAFCA for a new two-year agreement, which was ratified by PAFCA members on August 10, 2024. The ratified agreement includes increased pay rates.
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

In August 2022, our aircraft maintenance technicians (“AMTs”) voted to be represented by AMFA as their collective bargaining agent. In November 2022, AMFA notified us of its intent to negotiate a CBA and began negotiations. In October
2023, AMFA filed for mediation with the NMB. In May 2024, the parties began negotiations with a NMB mediation, and those discussions are ongoing. As of December 31, 2024, we had approximately 640 AMTs.
To ensure that we have the right level of resources to meet our reduced aircraft capacity levels, primarily due to increased AOG days from GTF engine issues and the sale of aircraft, we furloughed approximately 170 pilots, effective September 1, 2024, and announced in the fourth quarter of 2024 that, effective January 31, 2025, we would furlough approximately 300 additional pilots to match our projected flight volume for 2025. During the third and fourth quarters of 2024, we recorded $1.4 million and $3.5 million, respectively, in expenses related to these furloughs. These expenses were recorded within salaries, wages and benefits on our consolidated statements of operations. In addition, in January 2025, as part of our ongoing efforts to optimize and enhance efficiencies, we made the decision to eliminate approximately 200 positions from various departments.
Safety and Security
We are committed to the safety and security of our passengers and employees. We strive to comply with or exceed health and safety regulation standards. In pursuing these goals, we maintain an active aviation safety program. All of our personnel are expected to participate in the program and take an active role in the identification, reduction and elimination of hazards.
Our ongoing focus on safety relies on training our employees to proper standards and providing them with the tools and equipment they require so they can perform their job functions in a safe and efficient manner. Safety in the workplace targets several areas of our business, including: flight operations, maintenance, in-flight, dispatch and station operations. The Transportation Security Administration (“TSA”), is charged with aviation security for both airlines and airports. We maintain active, open lines of communication with the TSA at all of our locations to ensure proper standards for security of our personnel, customers, equipment and facilities are exercised throughout our business.
Insurance
We maintain insurance policies we believe are customary in the airline industry and as required by the Department of Transportation (“DOT”). The policies principally provide liability coverage for public and passenger injury; damage to property; loss of or damage to flight equipment; fire and extended coverage; war risk (terrorism); directors’ and officers’ liability; advertiser and media liability; cyber risk liability; fiduciary; and workers’ compensation and employer’s liability. Renewing coverage could result in a change in premium and more restrictive terms. Although we currently believe our insurance coverage is adequate, there can be no assurance that the amount of such coverage will not be changed or that we will not be forced to bear substantial losses from accidents.
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
In 2023, we continued our technology modernization with a new mobile workplace application for the Flight Attendant team. This application improves the experience for streamlining daily tasks such as check-in, assigning positions, viewing manifests and personal work schedules. Our digital transformation journey added capabilities providing self-service options to our Guests and employees such as refund automation, flight status, employee benefits and more. In 2023, we matured our cyber security programs within the CIS v8 framework as we refined our environments to meet the rapidly changing cyber threat landscape. One major focus was providing a more frequent cycle of timely and consistent cyber security awareness to our team members. The cloud strategy continues to evolve as operational and cyber security imperatives guide us, migration of services and data continues in our multi-region footprint and we have begun planning for a diverse cloud provider strategy.

In 2024, we have continued our modernization and consolidation efforts for all crew applications, centralizing critical functions and information for our Gate Agents, Pilots and Flight Attendants into a single platform. This initiative has replaced multiple applications, manual processes and forms. Key releases include Flight Status, Manifest Improvements supporting our transformation, Gate View for turn optimization identifying connecting passengers and Jumpseat capabilities.

In a groundbreaking achievement, we leveraged our enterprise service bus architecture this year, making us the first airline to successfully collaborate with the TSA. This collaboration established a direct connection to the Department of Homeland Security (“DHS”) server for the Aviation Employee Vetting (“AEV”), Master Crew List (“MCL”), and Flight Crew Manifest (“FCM”) processes. As a result, our crew members can now pass through airport security much faster by eliminating the teletype communication methodology.

This year, we transformed our product model by rapidly delivering solutions in collaboration with our business teams. We implemented changes that promote brand consistency, offer new elevated options, and introduce streamlined processes both at airports and inflight. The standardization across all customer touchpoints and operations has simplified the management and adaptation of established reusable components.

Additionally, we have successfully migrated our core critical IT systems, including our hosted reservation system to the Azure cloud. This move enhances our disaster recovery capabilities and strengthens cybersecurity. We also completed our first DHS/TSA cybersecurity audit for critical infrastructure, with no findings.
Foreign Ownership
Under DOT regulations and federal law, we must be owned and controlled by U.S. citizens. In order to qualify, at least 75% of our stock must be voted by U.S. citizens, 51% of our outstanding equity must be owned by U.S. citizens, and our president and at least two-thirds of our board of directors (the “Board”) and senior management must be U.S. citizens.
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

In July 2021, the DOT issued a Notice of Proposed Rulemaking (“NPRM”) requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive.

In November 2021, the DOT reopened the comment period on an NPRM regarding short-term improvements to lavatory accessibility, including new proposed requirements for onboard wheelchairs (OBWs) (Part 1). This NPRM was to gather information about all aspects of OBW design, including stowage, before issuing any final binding regulation on the topic.

In March 2022, the DOT issued a NPRM (Part 2) requiring airlines to ensure that at least one lavatory on new single-aisle aircraft with at least 125 passenger seats is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s on-board wheel-chair. If enacted as currently proposed, this NPRM (Part 2) would apply to new aircraft ordered 18 years or delivered 20 years after the effective date of a final rule. The DOT published its Accessible Lavatories on Single-Aisle Aircraft final rule on August 1, 2023, which became effective October 2, 2023. Among other requirements, the final rule requires new single-aisle aircraft with 125 seats or more that are ordered 10 years after or delivered 12 years after October 2, 2023, or on new type-certificated aircraft designs filed 1 year after the effective date, to have accessible lavatories.

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

In July 2022, the Office of Aviation Consumer Protection (“OACP”) issued a notice urging airlines to provide seats to children 13 years or younger with an adult on the same booking with no additional charge. In response to the OACP’s notice during 2023, the DOT added to their website a Child Seating dashboard comparing reporting carriers and their procedures on seating children 13 years or younger with an adult on a booking.

In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from, or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other reasons. The NPRM will further define the terms “significant change” and “cancellation” and will require airlines and ticket agents to provide refunds if they receive significant financial assistance from the government as a result of a public health emergency. The DOT published its final rule on April 26, 2024 and the effective date is June 25, 2024. The DOT requires automatic refunds to consumers when an air carrier cancels or makes a significant change to a scheduled flight to, from, or within the United States and the consumer is not offered or rejects alternative transportation and travel credits, vouchers, or other compensation. Subsequent to publication of the final rule, the FAA Reauthorization Act of 2024 (the “Act”) was signed into law on May 16, 2024, and on August 12, 2024 DOT issued an amended final rule consistent with the requirements of the Act.

At the end of August 2022, the DOT added an Airline Customer Service Dashboard to their website that compares what reporting carriers offer passengers during a significant controllable delay or cancellation.

In October 2022, the DOT issued a NPRM which would require airlines to increase disclosure of bag fees, change and cancellation fees, and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. The comment period closed on January 23, 2023. The DOT published its Enhancing Transparency of Airline Ancillary Services Fee final rule on April 30, 2024. A federal court of appeals has stayed the rule pending its review of legal challenges to the rule’s lawfulness. On January 28, 2025, the court of appeals ruled that the DOT failed to fully comply with requirements of the Administrative Procedure Act and remanded the rule to the DOT. Among other requirements, the final rule would require air carriers and ticket agents to clearly disclose on their websites, whenever fare and schedule information is provided for flights to, within and from the United States, passenger-specific or itinerary-specific prices for certain ancillary services if those services are not included in the advertised fare price. We cannot forecast the effect of this final rule, if it goes into effect, on our costs and operations.

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
The FAA is responsible for regulating and overseeing matters relating to air carrier flight operations, including airline operating certificates, aircraft certification and maintenance and other matters affecting air safety, including rest periods and work hours for all airlines certificated under Part 121 of the Federal Aviation Regulations. The FAA requires each commercial airline to obtain and hold an FAA air carrier certificate. This certificate, in combination with operations specifications issued to the airline by the FAA, authorizes the airline to operate at specific airports using aircraft approved by the FAA. As of December 31, 2024, we had FAA airworthiness certificates for all of our aircraft, we had obtained the necessary FAA authority to fly to all of the cities we currently serve and all of our aircraft had been certified for overwater operations. Any new or revised operational regulations in the future could result in further increased costs. We believe we hold all necessary operating and airworthiness authorizations, certificates and licenses and are operating in compliance with applicable DOT and FAA regulations, interpretations and policies.

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

On August 9, 2024, the DOT proposed a rule which would require airlines to seat children aged 13 and under adjacent to at least one accompanying adult at no additional cost beyond the fare, subject to limited exceptions. Under the proposed rule, an airline’s failure to provide family seating would subject it to civil penalties on a per passenger (child) basis, and if the carrier charged families a fee beyond the fare to secure family seating, the carrier would be subject to civil penalties for each fee imposed. The public comment period for the proposed rule ended on November 7, 2024, and no further action has been taken by DOT.

On December 5, 2024, the DOT announced a new rulemaking initiative to adopt and adhere to customer service plans identifying essential services and compensation. Under the rule, airlines would be required to mitigate passenger inconveniences when the cause of a cancellation or delay for flights to, within and from the United States was due to circumstances within the airline's control. Airlines would be required to pay passengers cash compensation, rebook them for free on the next available flight, and cover meals, overnight lodging, and related transportation expenses when a disruption is airline-caused, such as a mechanical issue or an IT system breakdown. The Advance Notice of Proposed Rulemaking (the “ANPRM”) seeks public comment on the requirements.

On December 17, 2024, the DOT issued a final rule to increase access to safe and dignified air travel for individuals with disabilities, particularly those who use a wheelchair or scooter. The final rule became effective on January 16, 2025. The rule imposes requirements on airlines pertaining to how they assist passengers with disabilities and handle wheelchairs and other assistive devices. Under the final rule, airlines are required to provide information to passengers with wheelchairs or scooters prior to departure, upon arrival, and when their wheelchair or scooter is mishandled, and to reimburse passengers for certain costs and expenses if the airline delays the return of, mishandles, or causes damage to a passenger’s wheelchair or scooter.
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

International Service is also subject to special federal aviation regulations (“SFARs”) and other restrictions issued by the FAA which prohibit flight operations in particular areas or situations due to safety or security concerns. On November 12, 2024, the FAA issued an SFAR prohibiting certain flights in the territory and airspace of Haiti for 30 days. On December 11, 2024, the FAA extended the Haiti flight prohibitions through March 12, 2025.

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
Security Regulation
The TSA was created in 2001 with the responsibility and authority to oversee the implementation and ensure the adequacy of security measures at airports and other transportation facilities. Funding for passenger security is provided in part by a per enplanement ticket tax (passenger security fee); which as of December 19, 2014, was limited to a round-trip fee of $11.20. We cannot forecast what additional security and safety requirements may be imposed in the future or the costs or revenue impact that would be associated with complying with such requirements.
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

On May 26, 2023, the FAA issued a final rule for an airworthiness directive under which transport and commuter category airplanes, including those operated under 14 CFR Part 121, are required to have 5G C-Band-tolerant radio altimeters or filters installed by February 1, 2024.

The FAA, collaborating with the aviation sector and wireless providers, has completed work to ensure that radio signals from newly activated wireless telecommunications systems can coexist safely with flight operations in the United States until at least January 1, 2028. Voluntary mitigations by the telecommunication operators, combined with aircraft radio altimeter retrofits by aviation operators, have resulted in the fielding of 5G C-Band with minimized impacts that are acceptable to both industries.

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
Corporate Responsibility and Sustainability
We recognize aviation’s impact on climate and our responsibility to help reduce the carbon footprint of air travel. Fuel burn is our greatest environmental and financial impact, and our greatest source of carbon emissions. To address the impact of our flights and operations over the short-term and long-term, our climate and emissions approach focuses on reducing emissions through both fleet and operational efficiencies that conserve fuel and improve overall fuel burn. Our all-Airbus fleet is one of the youngest in the United States and our dense seating configuration, along with our consistent focus on weight-saving measures, has made us consistently one of the most fuel-efficient carriers in the United States on both an absolute and per-seat basis.
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

Risk Factor Summary

Our business is subject to a number of risks and uncertainties that you should understand before making an investment decision. These risk factors include, but are not limited to, the following:

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
•Our reliance on third-party service providers to perform functions integral to our operations, including ground handling, fuel, catering, passenger handling, engineering, maintenance, refueling, reservations and other services;
•Our reliance on a limited number of suppliers for our aircraft and engines;
•Reduction in demand for air transportation, or governmental reduction or limitation of operating capacity, in the domestic U.S., Caribbean or Latin American markets;
•The success of the Free Spirit Program and the Spirit Saver$ Club®;
•Our significant amount of aircraft-related fixed obligations and additional debt that we have incurred, and may incur in the future;

•Our ability to maintain relationships with our general unsecured creditors, employees, customers, vendors, suppliers, aircraft lessors, holders of secured aircraft indebtedness and other third parties;
•Our ability to attract and retain key personnel; and
•Our ability to compete effectively during the transition to a new board of directors.

Risks Related to Chapter 11 Bankruptcy
We are in the process of Chapter 11 reorganization cases under the Bankruptcy Code, which has and will continue to cause our common stock to decrease in value and will eventually render our common stock worthless.

As previously reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission
(the “SEC”) on the Petition Date, we commenced a voluntary case under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. Under the terms of the Restructuring Support Agreement, certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 25, 2024. Any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock, as the price of our common stock has and will continue to decrease in value and become worthless. As contemplated under the terms of the Restructuring Support Agreement, no recovery is expected for holders of our common stock in the Chapter 11 Cases.

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

Even if the Plan is consummated, we will continue to face a number of risks that are beyond our control, such as changes in economic conditions, changes in the financial markets, changes in investment values or the industry in general, changes in demand for our products and increasing expenses. Some of these risks typically become more acute when a case under the Bankruptcy Code continues for a protracted period of time without indication of how or when the transactions under a Chapter 11 plan of reorganization will close.

Further, our corporate business strategy is subject to continued development, evaluation and implementation by our management and Board. In connection with the Plan, the Board is expected to be reconstituted, and, following emergence, the Board is expected to be made up of seven directors, of which six directors will not have served on the former Board and will be selected by the Senior Secured Noteholders and Convertible Noteholders pursuant to the terms of the Restructuring Support Agreement. The new directors may have different backgrounds, experiences and perspectives from those individuals who previously served on the Board at the time of the commencement of the Chapter 11 Cases and, thus, may have different views on the issues that will determine our future, including our strategic plans and priorities. The Board, as reconstituted, may determine, from time to time, to implement changes in our business strategy which may affect our operations. There is, however, no guarantee that the strategic initiatives and plans, whether current or future, of the Board will be implemented in a timely manner or at all and, consequently, there is no guarantee that the operational and financial objectives of the reconstituted Board will be achieved in a timely manner or at all.

In addition, even after we emerge from bankruptcy, our having recently filed for bankruptcy could adversely affect our business and relationships with our general unsecured creditors, employees, customers, vendors, suppliers, aircraft lessors, holders of secured aircraft indebtedness and other third parties. Due to uncertainties, many risks exist even after emergence from bankruptcy, including the following:

•the ability to attract, motivate and/or retain key executives and employees may be adversely affected;
•employees may be more easily attracted to other employment opportunities; and
•competitors may take business away from us, and our ability to retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation, and we cannot assure you that having been subject to bankruptcy proceedings will not adversely affect our operations in the future. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals.

Finally, even if our current debts are reduced or discharged through the Plan, we expect to have substantial indebtedness following consummation of the Plan, which may limit our operating flexibility going forward. Our indebtedness following consummation of the Plan will also subject us to certain restrictive covenants. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us and result in amounts outstanding thereunder to be immediately due and payable. If we are unable to pay amounts due under our indebtedness or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, including expenses related to future legal proceedings and governmental investigations or decreased revenues, as well as increased pricing pressures or otherwise, we may need to raise additional funds through one or more public or private debt or equity financings or other means to fund our business after the completion of the Chapter 11 Cases. Our access to additional capital may be limited, if it is available at all, particularly in light of the recent bankruptcy proceedings. Therefore, adequate funds may not be available when needed or may not be available on favorable terms. As a result of these and other risks, we cannot guarantee that the Plan will achieve our stated goals, and, thus, we cannot assure you of our ability to continue as a going concern after our expected emergence from bankruptcy.

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

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. Thus, while generally all claims against us that arose prior to the filing of the Chapter 11 Cases or before consummation of the Plan (i) would be subject to compromise and/or treatment under the Plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the Plan, certain exceptions may arise. Subject to the terms of the Plan and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to the Plan could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post-reorganization basis.

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

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure that cash on hand, cash flow from operations and the DIP Facility will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the agreement governing the DIP Facility and associated agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a chapter 11 plan or other alternative restructuring transaction and (vi) the cost, duration and outcome of the Chapter 11 Cases.

Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.

In connection with the disclosure statement we filed with the Bankruptcy Court and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been and will not be updated and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. We have not updated the projections prepared solely for the purpose of the Chapter 11 Cases or the assumptions on which they were based after our emergence. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

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

Our common stock has been delisted from NYSE and there is no guarantee that our common stock will be regularly traded on the over-the-counter markets.

On November 18, 2024, we received the Delisting Notice from the NYSE notifying us that, as a result of the Chapter 11 Cases and in accordance with the NYSE Listing company Manual Section 802.01D, NYSE had determined that our common stock will be delisted from NYSE and trading of our common stock was suspended immediately. On December 5, 2024, NYSE filed a Form 25 for us in connection with the delisting of our shares of common stock from NYSE. The delisting became effective ten days after the Form 25 was filed. Delisting has had an adverse effect on the liquidity of our common stock and, as a result, it is more difficult for you to sell or otherwise transact in our common stock. Delisting also reduces the number of investors willing to hold or acquire our common stock and negatively impacts our ability to access equity markets and obtain financing.

In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25 was filed.

Following the suspension of trading on the NYSE, our common stock has been quoted in the OTC Pink Open Market. The OTC Pink Open Market is a significantly more limited market than NYSE, and quotation on the OTC Pink Open Market has resulted in a less liquid market for existing and potential holders of the common stock to trade our common stock and could further depress the trading price of our common stock. There is no guarantee that our common stock will continue to be traded on the over-the-counter markets, and accordingly, our common stock may become illiquid. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

Our ability to use net operating loss carryforwards (“NOLs”) may become subject to limitation, or may be reduced or eliminated, in connection with the implementation of the Plan. The Bankruptcy Court has entered an order that is designed to protect our NOLs until the Plan is consummated.

Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income NOLs carried forward from prior years. To date, we have generated a significant amount of U.S. federal NOLs.

Our ability to utilize our NOLs to offset future taxable income and to reduce our U.S. federal income tax liability is subject to certain requirements and restrictions. If a corporation with NOLs undergoes an “ownership change” within the meaning of Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), then such corporation's use of such “pre-change” NOLs to offset income incurred following such ownership change generally will be subject to an annual limitation specified in Section 382 of the Code. Such limitation also may apply to certain losses or deductions that are “built-in” (i.e., attributable to periods prior to the ownership change, but not yet taken into account for tax purposes) as of the date of the ownership change that are subsequently recognized. An ownership change generally occurs when there is either (i) a shift in ownership involving one or more “5% shareholders,” or (ii) an “equity structure shift” and, as a result, the percentage of stock of the corporation owned by one or more 5% shareholders (based on value) has increased by more than 50 percentage points over the lowest percentage of stock of the corporation owned by such shareholders during the “testing period” (generally the three years preceding the testing date). If we experience an “ownership change,” our ability to use our NOLs may be substantially limited, which could increase the taxes paid by the Company. Although we are taking steps to limit risk of an ownership change before consummation of the Plan, there can be no assurance that these steps will be successful. Moreover, we expect to undergo an ownership change under Section 382 of the Code in connection with the consummation of the Plan.

In addition, our NOLs (and other tax attributes) may be subject to use in connection with the implementation of the Plan or reduction as a result of any cancellation of indebtedness income arising in connection with the implementation of the Plan. As such, at this time, there can be no assurance that we will have NOLs to offset future taxable income.

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

Many of the traditional network airlines in the United States have on one or more occasions initiated bankruptcy proceedings in attempts to restructure their debt and other obligations and reduce their operating costs. They also have completed large mergers that have increased their scale and share of the travel market. The mergers between AMR Corporation and US Airways Group, Inc., between Delta Air Lines and Northwest Airlines, between United Airlines and Continental Airlines, between Southwest Airlines and AirTran Airways, and between Alaska Airlines and Virgin America, have created five large airlines, with substantial national and international networks which create a more challenging competitive environment for smaller airlines like us. In the future, there may be additional consolidation in our industry. For example, on September 18, 2024, Alaska Airlines and Hawaiian Airlines announced the successful completion of their merger. Any business combination could significantly alter industry conditions and competition within the airline industry, which could have an adverse effect on our business.

As we continue to evolve and transform our business model to include premium options, we expect to continue to face significant competition, including from competitors that have significantly greater financial and other resources, have more comprehensive networks and have more established loyalty programs.
The extremely competitive nature of the airline industry could prevent us from attaining the level of passenger traffic or maintaining the level of fares or revenues required to sustain profitable operations in new and existing markets and could impede our network strategy, which could harm our operating results. Due to our relatively small size, we are susceptible to fare competition or other competitive activities in one or more of the markets we serve, which could have a material adverse effect on our business, results of operations and financial condition.
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
Aircraft fuel costs represented approximately 24.6%, 31.1% and 34.1% of our total operating expenses for 2024, 2023 and 2022, respectively. As such, our operating results are significantly affected by changes in the availability and the cost of aircraft fuel, especially aircraft fuel refined in the U.S. Gulf Coast region, on which we are highly dependent. Both the cost and the availability of aircraft fuel are subject to many meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. For example, a major hurricane making landfall along the Gulf Coast could disrupt oil production, refinery operations and pipeline capacity in that region, possibly resulting in significant increases in the price of aircraft fuel and diminished availability of aircraft fuel supply. Any disruption to oil production, refinery operations, or pipeline capacity in the Gulf Coast region could have a disproportionate impact on our operating results compared to other airlines that have more diversified fuel sources. Fuel prices also may be affected by geopolitical and macroeconomic conditions and events that are outside of our control, including volatility in the relative strength of the U.S. dollar, the currency in which oil is denominated. Instability within major oil producing regions, such as the Middle East and Venezuela, Russia's ongoing conflict in Ukraine, ongoing conflicts throughout the Middle East, changes in demand from major petroleum users such as China, and secular increases in competing energy sources are examples of these trends.

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
From time to time, we may enter into fuel derivative contracts in order to mitigate the risk to our business from future volatility in fuel prices, refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Our derivatives may generally consist of United States Gulf Coast jet fuel swaps (“jet fuel swaps”) and United States Gulf Coast jet fuel options (“jet fuel options”). Both jet fuel swaps and jet fuel options can be used at times to protect the refining risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. As of December 31, 2024, we had no outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015. There can be no assurance that we will be able to enter into fuel derivative contracts in the future if we are required or choose to do so. In the past we have not had, and in the future we may not have, sufficient creditworthiness or liquidity to post the collateral necessary to hedge our fuel requirements. Our liquidity and general level of capital resources impacts our ability to hedge our fuel requirements. Even if we are able to hedge portions of our future fuel requirements, we cannot guarantee that our derivative contracts will provide sufficient protection against increased fuel costs or that our counterparties will be able to perform under our derivative contracts, such as in the case of a counterparty’s insolvency. Furthermore, our ability to react to the cost of fuel, absent hedging, is limited because we set the price of tickets in advance of incurring fuel costs. Our ability to pass on any significant increases in aircraft fuel costs through fare increases could also be limited. In the event of a reduction in fuel prices compared to our hedged position, if any, our hedged positions could counteract the cost benefit of lower fuel prices and may require us to post cash margin collateral. In a falling fuel price environment, we may be required to make cash payments to our counterparties which may impair our liquidity position and increase our costs.
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
The DOT has rules governing many facets of the airline-consumer relationship, including, for instance, price advertising, tarmac delays, bumping of passengers from flights, ticket refunds and the carriage of disabled passengers. If we are not able to remain in compliance with these rules, the DOT may subject us to fines or other enforcement action, including requirements to modify our passenger reservations system, which could have a material adverse effect on our business. The U.S. Congress and federal administrative agencies have investigated the increasingly common airline industry practice of unbundling the pricing of certain products and services. If new taxes are imposed on ancillary products or if other laws or regulations are adopted that make ancillary products more cumbersome or expensive, our business, results of operations and financial condition could be harmed. Congressional and other government scrutiny may also change industry practice or public willingness to pay for ancillary services. See also “Risks Related to Our Business—We are subject to extensive and increasing regulation by the FAA, DOT, TSA and other U.S. and foreign governmental agencies, compliance with which could cause us to incur increased costs and adversely affect our business and financial results.”
We have not paid certain federal excise taxes on optional passenger seat selection charges (the “Excise Tax”). Following an audit by the IRS related to the collection of the Excise Tax on optional passenger seat selection charges covering the second quarter of 2018 through the fourth quarter of 2020, on March 31, 2022, we were assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. We believe we have defenses available and intend to challenge the assessment; therefore, we have not recognized a loss contingency.
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
•higher levels of unemployment and varying levels of disposable or discretionary income in part due to the effect of high inflation rates and interest rates in the United States;
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

Like other airlines, our business is affected by factors beyond our control, including air traffic congestion at airports, air traffic control inefficiencies, major construction or improvements at airports at which we operate, adverse weather conditions, increased security measures, software or technology problems, new travel-related taxes, the outbreak of disease, new regulations or policies from the presidential administration and Congress, and supply chain disruptions, in particular those causing inability to obtain, or delays in obtaining, aircraft or spare parts such as engines. Factors that cause flight delays frustrate passengers and increase costs, which in turn could adversely affect profitability. The federal government currently controls all U.S. airspace, and airlines are completely dependent on the FAA to operate that airspace in a safe, efficient and affordable manner. The air traffic control system, which is operated by the FAA, faces challenges in managing the growing demand for U.S. air travel. U.S. and foreign air-traffic controllers often rely on outdated technologies that routinely overwhelm the system and compel airlines to fly inefficient, indirect routes resulting in delays. A significant portion of our operations is concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. Adverse weather conditions and natural disasters, such as hurricanes affecting southern Florida and the Caribbean (such as Hurricanes Irma and Maria in September 2017, Hurricane Dorian in August 2019, Hurricane Laura in August 2020, Hurricane Ian in September 2022, Hurricane Idalia in August 2023, Hurricane Helene in September 2024 and Hurricane Milton in October 2024) as well as southern Texas (such as Hurricane Harvey in August 2017 and Hurricane Beryl in July 2024), winter snowstorms or earthquakes (such as the September 2017 earthquakes in Mexico City, Mexico and the December 2019 and January 2020 earthquakes in Puerto Rico) can cause flight cancellations, significant delays and facility disruptions. For example, during 2017, the timing and location of Hurricanes Irma and Maria produced a domino effect on our operations, resulting in approximately 1,400 flight cancellations and numerous flight delays, which resulted in an adverse effect on our results of operations. Cancellations or delays due to adverse weather conditions or natural disasters, air traffic control problems or inefficiencies, breaches in security, software or technology problems, staffing shortages, or other factors may affect us to a greater degree than other, larger airlines that may be able to recover more quickly from these events, and therefore could harm our business, results of operations and financial condition to a greater degree than other air carriers. For example, during 2022, a number of adverse weather events, as well as increases in air traffic control programs and restrictions, led to a significant number of flight delays and cancellations. Similarly, the CrowdStrike IT outage in July 2024 caused a significant number of flight cancellations before the software issue was remedied. Because of our high utilization, point-to-point network, operational disruptions can have a disproportionate impact on our ability to recover. In addition, many airlines reaccommodate their disrupted passengers on other airlines at prearranged rates under flight interruption manifest agreements. We have been unsuccessful in procuring any of these agreements with our peers, which makes our recovery from disruption more challenging than for larger airlines that have these agreements in place. Similarly, outbreaks of pandemic or contagious diseases, such as Ebola, measles, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine) flu, Zika virus and COVID-19, could result in significant decreases in passenger traffic, the imposition of government restrictions in service, supply chain bottlenecks or issues, and staffing shortages and could have a material adverse impact on the airline industry. For example, in 2020 and 2021, the U.S. government and government authorities in other countries around the world implemented travel bans, testing requirements and other restrictions in response to the COVID-19 pandemic and recommended against air travel, which drastically reduced consumer demand for air travel. Any resurgence of COVID-19 or another pandemic or public health crisis that results in similar or other restrictions could have a material adverse effect on our business and results of operations. Air travel is continuing its resurgence following widespread adoption of vaccines, but the situation is fluid and actual capacity adjustments could be different than what we currently expect. Any increases in travel-related taxes could also result in decreases in passenger traffic. Any general reduction in airline passenger traffic could have a material adverse effect on our business, results of operations and financial condition. Moreover, U.S. federal government shutdowns may cause delays and cancellations or reductions in discretionary travel due to longer security lines, including as a result of furloughed government employees, or reductions in staffing levels, including air traffic controllers. U.S. government shutdowns may also impact our ability to take delivery of aircraft and commence operations in new domestic stations. Any extended shutdown like the one in January 2019 may have a negative impact on our operations and financial results. In addition, supply chain issues have led to delays in aircraft deliveries and negatively impacted our ability to source spare parts and complete maintenance on a timely basis, which could have an adverse effect on our business and results of operations.
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

Risks Related to Our Business

We have changed our business strategy, and there can be no assurance that our current business strategy will be successful.

Our business strategy has changed substantially since embarking upon our comprehensive transformation plan, which is designed to realign our business model to evolved customer needs, such as premium leisure, while maintaining low costs. For additional information refer to “Business – Our Business Model.” Although we believe that our strategy will improve our business and mitigate risks, because of the risks described elsewhere in this “Risk Factors” section, potentially greater than anticipated costs to support our business model or other unforeseen issues or problems that might arise, there can be no assurance that our transformation plan will succeed as intended or that we will be able to execute on our strategy effectively.
Increased labor costs, union disputes, employee strikes and other labor-related disruption may adversely affect our business, results of operations and financial conditions.

Our business is labor intensive, with labor costs representing approximately 28.1%, 27.6% and 22.1% of our total operating costs for 2024, 2023 and 2022, respectively. As of December 31, 2024, approximately 84% of our workforce was represented by labor unions. We cannot assure that our labor costs going forward will remain competitive, because in the future our labor agreements may be amended or become amendable and new agreements could have terms with higher labor costs; one or more of our competitors may significantly reduce their labor costs, thereby reducing or eliminating our comparative advantages as to one or more of such competitors; or our labor costs may increase in connection with our network strategy. As further described below, our aircraft maintenance technicians (“AMTs”) voted to be represented by the Aircraft Mechanics Fraternal Association (the “AMFA”). In November 2022, AMFA notified us of its intent to negotiate a CBA and we began negotiations. In October 2023, AMFA filed for mediation with the National Mediation Board (“NMB”). In May 2024, the parties began negotiations with a NMB mediation, and those discussions are ongoing. Any such negotiation may cause us to incur higher labor costs for our AMTs over the term of the agreement than we would have incurred absent such agreement. We may also become subject to additional collective bargaining agreements in the future given the possibility that other non-unionized workers may unionize.
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
During 2017, we experienced operational disruption from pilot-related work action which adversely impacted our results. We obtained a temporary restraining order to enjoin further illegal labor action. In January 2018, under the guidance of the NMB-assigned mediators, the parties reached a tentative agreement. In February 2018, the pilot group voted to approve the five-year agreement with us. During the fourth quarter of 2022, we reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023. The ratified agreement includes increased pay rates and other enhanced benefits. In March 2024, ALPA provided notice to us that it intends to amend its CBA with its pilots. In July 2024, the parties began negotiations, and those discussions are ongoing.
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

Our dispatchers are represented by the PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018. In May 2023, PAFCA provided notice that it intends to amend its CBA with our dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. In February 2024, PAFCA filed for mediation with the NMB. In April 2024, the parties began negotiations with a mediator. In July 2024, the Company reached an agreement with PAFCA for a new two-year agreement, which was ratified by PAFCA members on August 10, 2024. The ratified agreement includes increased pay rates.
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

Negative conditions in the general economy both in the United States and globally, including conditions resulting from changes in gross domestic product growth, declines in consumer confidence, labor shortages, inflationary pressures, high interest rates, and financial and credit market fluctuations could result in decreases in spending on air travel and otherwise, increases in labor costs and delayed deliveries of aircraft, all of which could materially and adversely affect the implementation of our business network strategy. In particular, although inflation in the United States had been relatively low for several decades, beginning in 2021, the U.S. economy experienced a significant inflationary effect from, among other things, supply chain disruptions and governmental stimulus or fiscal policies adopted in response to the COVID-19 pandemic. While we cannot predict any future trends in the rate of inflation, there is currently significant uncertainty in the near-term economic outlook. Continued inflation would further raise our costs for labor, materials and services, which could negatively impact our profitability and cash flows. Additionally, we may be unable to raise our fares in amounts equal to the rate of inflation.

In addition, we have significant obligations for aircraft and spare engines that we have ordered from Airbus, IAE and Pratt & Whitney over the next several years, and we will need to finance these purchases. We may not have sufficient liquidity or creditworthiness to fund the purchase of aircraft and engines, including payment of PDPs, or for other working capital. Factors that affect our ability to raise financing or access the capital markets include market conditions in the airline industry, economic conditions, the perceived residual value of aircraft and related assets, the level and volatility of our earnings, our relative competitive position in the markets in which we operate, our ability to retain key personnel, our operating cash flows and legal and regulatory developments. In addition, our current Chapter 11 Cases may limit our access to adequate capital. Regardless of our creditworthiness, at times the market for aircraft purchase or lease financing has been very constrained due to such factors as the general state of the capital markets and the financial position of the major providers of commercial aircraft financing.
We rely on maintaining a high daily aircraft utilization rate to implement our low-cost structure, which makes us especially vulnerable to flight delays or cancellations or aircraft unavailability.
We maintain a high daily aircraft utilization rate. During 2024, we operated our aircraft at a slightly lower daily average utilization level of 9.9 hours, compared to 11.1 hours for 2023 and 10.7 hours for 2022. This decrease was primarily due to the removal of aircraft from service prompted by a rare issue with the powdered metal used in certain engine parts which accelerated inspections of the PW 1100G-JM GTF engines that power our A320neo fleet. Aircraft utilization is the average amount of time per day that our aircraft spend carrying passengers. Our revenue per aircraft can be increased by high daily aircraft utilization, which is achieved in part by reducing turnaround times at airports so we can fly more hours on average in a day. Aircraft utilization is reduced by delays and cancellations from various factors, many of which are beyond our control, including air traffic congestion at airports or other air traffic control problems, adverse weather conditions, increased security measures or breaches in security, international or domestic conflicts, terrorist activity, outbreaks of pandemics or contagious diseases or other changes in business conditions. A significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays. In addition, pulling aircraft out of service for unscheduled and scheduled maintenance, the occurrence of which will increase as our fleet ages, may materially reduce our average fleet utilization and require that we seek short-term substitute capacity at increased costs. Similarly, removing aircraft from service to inspect and repair the PW1100G engines could reduce our average fleet utilization. Due to the relatively small size of our fleet and high daily aircraft utilization rate, the unavailability of aircraft and resulting reduced capacity could have a material adverse effect on our business, results of operations and financial condition.
Our maintenance costs will increase as our fleet ages, and we will periodically incur substantial maintenance costs due to the maintenance schedules of our aircraft fleet.
As of December 31, 2024, the average age of our aircraft was approximately 5.8 years. Our relatively new aircraft require less maintenance now than they will in the future. Our fleet will require more maintenance as it ages and our maintenance and repair expenses for each of our aircraft will be incurred at approximately the same intervals. For our leased aircraft, we expect that the final heavy maintenance events will be amortized over the remaining lease term rather than until the next estimated heavy maintenance event, because we account for heavy maintenance under the deferral method. This will result in significantly higher depreciation and amortization expense related to heavy maintenance in the last few years of the leases as compared to the costs in earlier periods. Moreover, because our current fleet was acquired over a relatively short period, significant maintenance that is scheduled on each of these planes is occurring at roughly the same time, meaning we will incur our most expensive scheduled maintenance obligations, known as heavy maintenance, across our present fleet around the same time. These more significant maintenance activities result in out-of-service periods during which our aircraft are dedicated to maintenance activities and unavailable to fly revenue service. In addition, the terms of some of our lease agreements require us to pay maintenance reserves to the lessor in advance of the performance of major maintenance, resulting in our recording significant prepaid deposits on our consolidated balance sheet. Depending on their recoverability, these maintenance reserves may be expensed as supplemental rent. We expect scheduled and unscheduled aircraft maintenance expenses to increase over the next several years. Any significant increase in maintenance and repair expenses would have a material adverse effect on our business, results of operations and financial condition.
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

The DOT has been aggressive in enforcing regulations for violations of the tarmac delay rules, passenger with disability rules, advertising rules and other consumer protection rules that could increase the cost of airline operations or reduce revenues. In December 2020, the DOT issued a Final Rule on Traveling by Air with Service Animals. This rule limits service animals to a dog that is individually trained to do work or perform tasks for the benefit of a person with a disability, and no longer considers an emotional support animal to be a service animal. This eliminates the requirement to carry emotional support animals for free and will likely reduce costs. Additionally, in December 2020, the DOT withdrew a Request for Information soliciting information on whether airline restrictions on the distribution or display of airline flight information constitute an unfair and deceptive business practice and/or an unfair method of competition. The DOT said that decisions on how and where to sell their services should be left to the airlines.

In its first day in office, the Biden Administration issued an executive order that froze review and approval of any new rulemaking. This freeze led the DOT to withdraw the Final Rule on Tarmac Delay and the Advance Notice of Proposed Rulemaking (ANPRM) on Airfare Advertising. The ANPRM may not be reissued.

In May 2024, Congress passed the FAA Reauthorization Act of 2024, which extends FAA funds through fiscal year 2028. The legislation contains provisions which could have effects on our results of operations and financial condition. Among other provisions, the new law requires the DOT to lift the payment cap on denied boarding compensation, create new requirements for the treatment of disabled passengers, and treble the maximum civil penalty for damage to wheelchairs and other assistive devices or for injuring a disabled passenger. Under the Act, the FAA is required to issue rules establishing minimum dimensions for passenger seats, including seat pitch, width and length. The Act also establishes new rest requirements for flight attendants and requires, within one year, that the FAA issue an order mandating installation of a secondary cockpit barrier on each new aircraft.

In December 2023, Congress passed the Airport and Airway Extension Act of 2023, Part II, which extends FAA funds through March 8, 2024, while Congress works to pass a long-term extension. A five-year extension of FAA funds has passed the House of Representatives, but remains stalled in the Senate. In the event that authorization of FAA funds lapses, our operations and results of operations could be materially adversely affected.

In January 2021, the DOT issued a final rule, effective April 2021, to clarify that the maximum amount of Denied Boarding Compensation (DBC) that a carrier may provide to a passenger denied boarding involuntarily is not limited. We cannot forecast how eliminating this maximum amount of payment will affect our costs.

In July 2023, the DOT issued a final rule, effective October 2, 2023, requiring airlines to ensure that at least one lavatory on new single-aisle aircraft with at least 125 passenger seats is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s on-board wheel chair. The final rule applies to new aircraft ordered 10 years or delivered 12 years after the effective date of the final rule, or on new type-certificated aircraft designs filed 1 year after the effective date of the final rule. We cannot forecast the effect these accessibility requirements will have on our costs and operations.

In 2021 and 2022, the DOT issued several NPRMs relating to air travel and airline ticketing and fees. In July 2021, the DOT issued a NPRM requiring airlines to refund checked bag fees for delayed bags if they are not delivered to the passenger within a specified number of hours and refunding ancillary fees for services related to air travel that passengers did not receive. In November 2021, the DOT reopened the comment period on a NPRM regarding short-term improvements to lavatory accessibility, including new proposed requirements for OBWs (Part 1). This NPRM was to gather information about all aspects of OBW design, including stowage, before issuing any final binding regulation on the topic. In March 2022, the DOT issued a NPRM (Part 2) requiring airlines to ensure that at least one lavatory on new single-aisle aircraft with at least 125 passenger seats is large enough to permit a passenger with a disability (with the help of an assistant, if necessary) to approach, enter and maneuver within the lavatory, as necessary, to use all lavatory facilities and to leave by means of the aircraft’s on-board wheel chair. If enacted as currently proposed, this NPRM (Part 2) would apply to new aircraft ordered 18 years or delivered 20 years after the effective date of a final rule. In August 2022, the DOT issued a NPRM requiring airlines and ticket agents to provide non-expiring travel vouchers or credits to consumers holding non-refundable tickets for scheduled flights to, from or within the United States as a result of the carrier cancelling or making a significant change to a scheduled flight, a serious communicable disease or for several other reasons. The NPRM will further define the terms “significant change” and “cancellation” and will require airlines and ticket agents to provide refunds if they receive significant financial assistance from the government as a result of a public health emergency. As of December 31, 2024, a final rule has not been issued; however, it is our understanding that the DOT will combine this NPRM with the July 2021 NPRM, regarding the refunding of certain checked bag fees ancillary fees. If any of these NPRMs are enacted as proposed, they may increase our costs and our results of operations could be materially adversely affected. We cannot forecast the effect these refund requirements will have on our costs and operations.

In October 2022, the DOT issued a NPRM which would require airlines to increase disclosure of bag fees, change and cancellation fees, and family seating policies during the ticket purchase process in an effort to improve the transparency of airline pricing. The comment period closed on January 23, 2023. The DOT published its Enhancing Transparency of Airline Ancillary Services Fee final rule on April 30, 2024. A federal court of appeals has stayed the rule pending its review of legal challenges to the rule’s lawfulness. On January 28, 2025, the court of appeals ruled that the DOT failed to fully comply with requirements of the Administrative Procedure Act and remanded the rule to the DOT. Among other requirements, the final rule would require air carriers and ticket agents to clearly disclose on their websites, whenever fare and schedule information is provided for flights to, within and from the United States, passenger-specific or itinerary- specific prices for certain ancillary services if those services are not included in the advertised fare price. We cannot forecast the effect of this final rule, if it goes into effect, on our costs and operations.

On August 9, 2024, the DOT proposed a rule which would require airlines to seat children aged 13 and under adjacent to at least one accompanying adult at no additional cost beyond the fare, subject to limited exceptions. Under the proposed rule, an airline’s failure to provide family seating would subject it to civil penalties on a per passenger (child) basis, and if the carrier charged families a fee beyond the fare to secure family seating, the carrier would be subject to civil penalties for each fee imposed. The public comment period for the proposed rule ended on November 7, 2024, and no further action has been taken by DOT. We cannot forecast the effect of this final rule on our costs and operations.

On December 17, 2024, the DOT issued a final rule to increase access to safe and dignified air travel for individuals with disabilities, particularly individuals who use a wheelchair or scooter. The rule imposes requirements on airlines pertaining to how they assist passengers with disabilities and how airlines handle wheelchairs and other assistive devices. The final rule became effective on January 16, 2025. Under the final rule, airlines are also required to provide information to passengers with wheelchairs or scooters prior to departure, upon arrival, and if their wheelchair or scooter is mishandled. In the case of an airline delaying the return of, mishandling, or causing damage to a passenger’s wheelchair or scooter, the final rule requires airlines to reimburse passengers for certain costs and expenses. Pursuant to a Notification of Enforcement Discretion issued effective February 20, 2025, the DOT announced it would not take any enforcement action under this rule until March 20, 2025. We cannot forecast the effect of this final rule on our costs and operations.

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

Changes in, and uncertainty with respect to, legislation, regulation and government policy at the local, state or federal level have affected, and may in the future significantly impact, our business and the airline industry. For example, the Tax Cuts and Jobs Act, enacted on December 22, 2017, limits deductions for borrowers for net interest expense on debt. Specific legislative and regulatory proposals that could have a material impact on us in the future include, but are not limited to, infrastructure renewal programs; changes to immigration policy; modifications to international trade policy, including withdrawing from trade agreements and imposing tariffs; changes to financial legislation, including the partial or full repeal of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) or the Tax Cuts and Jobs Act; public company reporting requirements; environmental regulation and antitrust enforcement. Additionally, certain
Executive Orders could affect our business, operations, strategies and increase our costs of compliance. Any such changes may make it more difficult and/or more expensive for us to obtain new aircraft or engines and parts to maintain existing aircraft or engines or make it less profitable or prevent us from flying to or from some of the destinations we currently serve.

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

We also face uncertainty regarding increased tariffs under the second Trump Administration, which could result in retaliatory tariffs imposed on U.S. businesses from countries affected by such tariffs. For example, effective February 4, 2025, the Trump Administration imposed 10% tariffs on all China exports from China, and, effective February 10, 2025, China retaliated with 10-15% tariffs on certain U.S. exports including energy and agricultural machinery. While we cannot predict what actions may ultimately be taken with respect to tariffs or trade relations between the United States and such countries, the tariffs described above, the adoption and expansion of trade restrictions, the occurrence of a trade war, or other governmental action related to tariffs, trade agreements or related policies have the potential to adversely impact our business, results of operations, and financial condition.

We may not be able to implement our network strategy.
Effectively implementing our network strategy is critical for our business to sustain or increase our profitability. We face numerous challenges in implementing our network strategy, including our ability to:
•maintain profitability;
•acquire financing for new or used aircraft;
•access airports located in our targeted geographic markets where we can operate routes in a manner that is consistent with our cost strategy;
•obtain sufficient spare parts or related support services from our suppliers on a timely basis;
•gain access to international routes;
•access sufficient gates and other services at airports we currently serve or may seek to serve; and
•maintain efficient utilization and capacity of our existing aircraft.
Our ability to enter new markets is dependent upon our ability to maintain a safe and secure operation and requires additional personnel, equipment and facilities. An inability to hire and retain personnel, timely secure the required equipment and facilities in a cost-effective manner, efficiently operate our expanded facilities or obtain the necessary regulatory approvals may adversely affect our ability to achieve our network strategy, which could harm our business. In addition, expansion to new markets may have other risks due to factors specific to those markets. We may be unable to foresee all of the existing risks upon entering certain new markets or respond adequately to these risks, and our network strategy and our business may suffer as a result. In addition, our competitors may reduce their fares and/or offer special promotions to deter our entry into a new market or to stop our growth into existing markets or new markets. We cannot assure you that we will be able to profitably serve our existing markets or establish new markets.
Some of the markets we may target to enter in the Caribbean and Latin America include countries with less developed economies that may be vulnerable to unstable economic and political conditions, such as significant fluctuations in gross domestic product, interest and currency exchange rates, high inflation, civil disturbances, government instability, nationalization and expropriation of private assets and the imposition of taxes or other charges by governments. The occurrence of any of these events in markets served by us and the resulting instability may adversely affect our ability to implement our network strategy.
In 2008, in response to record high fuel prices and rapidly deteriorating economic conditions, we modified our growth plans by terminating our leases for seven aircraft. We incurred significant expenses relating to our lease terminations, and have incurred additional expenses to acquire new aircraft in place of those under the terminated leases as we expanded our network. In November 2023, we announced that we will discontinue service at Denver International Airport, effective January 9, 2024, as a result of underperforming routes and Pratt & Whitney’s GTF engine availability issues. See “—We depend on a limited number of suppliers for our aircraft and engines.” In October 2024, we entered into an aircraft sale and purchase agreement with GAT for the sale of certain of our A320ceo and A321ceo aircraft. We may in the future determine to reduce further our future growth plans from previously announced levels, which may impact our business strategy and future profitability.
We rely heavily on technology and automated systems to operate our business and any failure of these technologies or systems or failure by their operators could harm our business.
We are highly dependent on technology and automated systems to operate our business and achieve low operating costs. These technologies and systems include our computerized airline reservation system, flight operations system, financial planning, management and accounting system, telecommunications systems, website, maintenance systems and check-in kiosks. The performance and reliability of our technology are critical to our ability to operate and compete effectively. The execution of our strategic plans could be negatively affected by (i) our ability to timely and effectively implement, transition, and maintain related information technology systems, networks and infrastructure; (ii) our ability to effectively balance our investment of incremental operating expenses and capital expenditures related to our strategies against the need to effectively control cost; and (iii) our dependence on third parties with respect to our ability to implement our strategic plans. We cannot assure you that our security measures, change control procedures and disaster recovery plans will be adequate to prevent disruptions or delays. Disruption in or changes to these systems and networks could result in an interruption to our operations or loss of important data. Any of the foregoing could result in a material adverse effect on our business, reputation, results of operations and financial condition.

In order for our operations to work efficiently, our website and reservation system must be able to accommodate a high volume of traffic, maintain secure information and deliver flight information with a high degree of reliability. Substantially all of our tickets are issued to passengers as electronic tickets. We depend on our reservation system, which is hosted and maintained under a long-term contract by a third-party service provider, to be able to issue, track and accept these electronic tickets. If our third-party service provider experiences operational failures or claims that it cannot perform as a result of a force majeure, due to the effects of COVID-19 or otherwise, we may not be able to operate our reservation system. If our reservation system fails or experiences interruptions, and we are unable to book seats for any period of time, we could lose a significant amount of revenue as customers book seats on competing airlines. We have experienced short duration reservation system outages from time to time and may experience similar outages in the future. For example, in November 2010, we experienced a significant service outage with our third-party reservation service provider on the day before Thanksgiving, one of the industry’s busiest travel days and in August 2013, we experienced a 13-hour outage that affected our sales and customer service response times. We also rely on third-party service providers of our other automated systems for technical support, system maintenance and software upgrades. If our automated systems are not functioning or if the current providers were to fail to adequately provide technical support or timely software upgrades for any one of our key existing systems, we could experience service disruptions, which could harm our business and result in the loss of important data, increase our expenses and decrease our revenues. For example, the CrowdStrike IT outage in July 2024, resulting from a faulty software update affecting Windows systems, caused a significant number of flight cancellations. In the event that one or more of our primary technology or systems’ vendors goes into bankruptcy, ceases operations or fails to perform as promised, replacement services may not be readily available on a timely basis, at competitive rates or at all and any transition time to a new system may be significant.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications, as well as the legal and regulatory frameworks applicable to AI, continue to rapidly evolve. The use of AI could exacerbate existing risks or create new and unpredictable risks to our business, which could include significantly disrupting the markets in which we operate or subjecting us to increased competition and regulation. Any such risks could materially and adversely affect our business, financial condition and results of operations. We currently use AI functions to improve certain of our services and technical support capabilities, among others. Our use of AI may not yield the anticipated benefits, insights and efficiencies, and AI systems that we use could produce inaccurate, incomplete or ineffective results, which could result in operational and reputational harm. While we aim to develop and use AI responsibly and attempt to identify and mitigate technological, ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving such issues before they arise. Any failure to address concerns relating to the responsible use of AI technology may cause harm to our reputation or result in financial liability. Any such risks could materially and adversely affect our business, financial condition and results of operations.
In addition, our AI systems cannot be completely protected against events that are beyond our control, including those caused by natural disasters, cyber-attacks, disruption of electrical grid or telecommunications failures, network failures or software bugs or errors. In particular, software bugs or errors may occur gradually and once in the code may be very hard to detect and can potentially affect results over a long period of time. Substantial or sustained system failures could cause service delays or failures and result in our customers purchasing tickets from other airlines. We have implemented security measures and change control procedures and have disaster recovery plans; however, we cannot assure you that these measures are adequate to prevent disruptions. Disruption in, changes to or a breach of, these systems could result in a disruption to our business and the loss of important data. Moreover, in the event of system outages or interruptions, we may not be able to recover from our information technology and software providers all or any portion of the costs or business losses we may incur. Any of the foregoing could result in a material adverse effect on our business, results of operations and financial condition.

We are subject to cyber security risks and may incur increasing costs in an effort to minimize those risks.
Our business employs systems and websites that allow for the secure storage, transmission and other processing of proprietary or confidential information regarding our customers, employees, suppliers and others, including personal identification information, credit card data and other confidential information. Security breaches could expose us to a risk of loss or misuse of this information, litigation and potential liability. Although we take steps to secure our management information systems and networks, and although auditors review and approve the security configurations and management processes of these systems and networks, including our computer systems, intranet and internet sites, email and other telecommunications and data networks, the security measures we have implemented may not be effective, and our systems and networks may be vulnerable to theft, loss, damage and interruption from a number of potential sources and events, including unauthorized access or security breaches, natural or man-made disasters, cyber-attacks (including ransom attacks in which malicious persons encrypt our systems, steal data, or both, and demand payment for decryption of systems or to avoid public release of data), computer viruses, denial-of-service attacks, social engineering attacks, phishing attacks, power loss or other disruptive events. We may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our customers and suppliers, or others who have entrusted us with information. In addition, attacks not targeted at us, but targeted solely at suppliers, may cause disruption to our computer systems or a breach of the data that we maintain on customers, employees, suppliers and others.
Actual or anticipated attacks may cause us (and at times have caused us) to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants, or costs incurred in connection with the notifications to employees, suppliers or the general public as part of our notification obligations to the various governments that govern our business. Advances in computer capabilities, new technological discoveries, or other developments may result in the breach or compromise of technology used by us to protect transaction or other data. In addition, data and security breaches can also occur as a result of non-technical issues, including breaches by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. Cyber security risks also may derive from fraud or malice on the part of our employees or third parties, or may result from human error, software bugs, server malfunctions, software or hardware failure or other technological failure. Such threats may be difficult to detect for long periods of time and also may be further enhanced in frequency or effectiveness through threat actors’ use of artificial intelligence.
Our reputation, brand and financial condition could be adversely affected if, as a result of a significant cyber event or other security issues: our operations are disrupted or shut down; our confidential, proprietary information is stolen or disclosed; we incur costs or are required to pay fines, sanctions or other penalties in connection with stolen customer, employee or other confidential information, (including personal data) or related regulatory enforcement or investigations; we must dedicate significant resources to system repairs or compliance measures or increase cyber security protection; or we otherwise incur significant litigation or other costs.

Our storage, use, disclosure and other processing of personal data could give rise to liabilities as a result of governmental regulation.
In the processing of our customer transactions, we receive, transmit, store and otherwise process a large volume of identifiable personal data, including financial data such as credit card information. This data is increasingly subject to complex and evolving legislation, regulation and standards, such as the California Consumer Privacy Act (as amended by the California Privacy Rights Act (collectively, the “CCPA”), the Fair Accurate Credit Transparency Act, the rules and regulations promulgated under the authority of the Federal Trade Commission and Payment Card Industry legislation, typically intended to protect the privacy and security of personal data that is collected, transmitted and otherwise processed. Numerous other U.S. states also have enacted, or are in the process of enacting or considering, comprehensive state-level data privacy and security laws and regulations that share similarities with the CCPA. Moreover, laws in all 50 U.S. states require businesses to provide notice under certain circumstances to consumers whose personal data has been disclosed as a result of a data breach. In addition, we may be subject to contractual obligations relating to the privacy and security of personal data that we collect, transmit and otherwise process. Our business, results of operations and financial condition could be adversely affected if we are unable to comply with existing privacy obligations or legislation or regulations are expanded to require changes in our business practices.
More generally, we rely on consumer confidence in the security of our system, including our website on which we sell the majority of our tickets. While we strive to publish and prominently display privacy policies that are accurate, comprehensive and compliant with applicable laws, regulations, rules and industry standards, we cannot ensure that our privacy policies and other statements regarding our practices will be sufficient to protect us from claims, proceedings, liability or adverse publicity relating to data privacy and security. Although we endeavor to comply with our privacy policies, we may at times fail to do so or be alleged to have failed to do so. The publication of our privacy policies and other documentation that provide promises and assurances about data privacy and security can subject us to potential government or legal action if they are found to be deceptive, unfair or misrepresentative of our actual practices. Any concerns about our data privacy and security practices, even if unfounded, could damage our reputation and adversely affect our business.

Any failure or perceived failure by us to comply with our privacy policies, or applicable data privacy and security laws, regulations, rules, standards or contractual obligations, or any compromise of security that results in unauthorized access to, or unauthorized loss, destruction, use, modification, acquisition, disclosure, release or transfer of personal data, may result in requirements to modify or cease certain operations or practices, the expenditure of substantial costs, time and other resources, proceedings or actions against us, legal liability, governmental investigations, enforcement actions, claims, fines, judgments, awards, penalties, sanctions and costly litigation (including class actions). Any of the foregoing could harm our reputation, distract our management and technical personnel, increase our costs of doing business, adversely affect the demand for our products and services, and ultimately result in the imposition of liability, any of which could have a material adverse effect on our business, financial condition and results of operations.
We may not be able to maintain or grow our passenger revenues.
Our business strategy focuses on enhancing the Guest experience by introducing new benefits, including a range of travel options designed to meet the needs of all travelers, from premium to economical choices: Go Big, Go Comfy, Go Savvy, and Go. However, there can be no assurance that these offerings will be successful in driving higher passenger revenues. Factors such as changing customer preferences, economic conditions, increased competition or challenges in effectively executing our strategies could impact our ability to attract and retain passengers, potentially limiting our revenue growth. Additionally, regulatory changes or shifts in travel demand could further affect our ability to sustain or increase passenger revenues.
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

Prior to the expiration of agreements with third parties that provide us with our ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations, technology upgrades, credit card processing, airports, and other service providers, we seek to negotiate the terms and conditions of new service agreements (with current or other eligible service providers) to avoid disruption or lapses in continued services provided to our operations. However, we cannot ensure that we will be able to obtain necessary services at acceptable terms and rates following the expiration of current agreements. For example, the term of our current credit card processing agreement expires on December 31, 2025 and our primary credit card processor is under no obligation to renew the agreement. There may not be alternative arrangements available to us from other credit card processors on comparable or better terms. Any lapses in continued services related to our operation or the failure to obtain the necessary services may have an adverse impact on our business and operations. In addition, although we seek to monitor the performance of third-party service providers, the efficiency, timeliness and quality of contract performance by third-party service providers are often beyond our control, and any failure by our service providers to perform their contracts, including as a result of operational failures or a force majeure, may have an adverse impact on our business and operations. For example, in 2008, our call center provider went bankrupt. Though we were able to quickly switch to an alternative vendor, we experienced a significant business disruption during the transition period and a similar disruption could occur in the future if we changed call center providers or if an existing provider ceased to be able to serve us. We expect to be dependent on such third-party arrangements for the foreseeable future.
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

One of the elements of our business strategy is to save costs by operating a single-family aircraft fleet - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. If any of Airbus, IAE or Pratt & Whitney become unable to perform its contractual obligations, or if we are unable to acquire or lease aircraft or engines from these or other owners, operators or lessors on acceptable terms, we would have to find other suppliers for a similar type of aircraft or engine. In late 2022, we were notified by Airbus that a number of the aircraft we originally had scheduled for delivery in 2023 will be delayed into 2024 and beyond. These delays previously required us to reduce capacity expectations. If we have to lease or purchase aircraft from another supplier, we would lose the significant benefits we derive from our current single fleet composition. We may also incur substantial transition costs, including costs associated with retraining our employees, replacing our manuals and adapting our facilities and maintenance programs. Our operations could also be harmed by the failure or inability of aircraft, engine and parts suppliers to provide sufficient spare parts or related support services on a timely basis, particularly in connection with new-generation introductory technology. Our business would be significantly harmed if a design defect or mechanical problem with any of the types of aircraft, engines or components currently on order or that we operate were discovered that would halt or delay our aircraft delivery stream or that would ground any of our aircraft while the defect or problem was corrected, assuming it could be corrected at all. Starting in 2016, since the addition of A320neo aircraft, we had experienced introductory issues with the new-generation PW1100G engines, designed and manufactured by Pratt & Whitney, which had previously resulted in diminished service availability of such aircraft. Beginning in the second half of 2020, the A320neo aircraft fleet reliability had stabilized and the PW1100G engine technical issues had improved. However, beginning in the second half of 2022, we began experiencing reliability issues with the PW1100G engines once again resulting in diminished service availability of aircraft. Supply chain delivery issues and limited capacity at engine maintenance, repair, and overhaul (“MRO”) shops available to service PW1100G engines have resulted in extended turnaround time to perform these inspections and the modifications required to improve the reliability of these engines. These impacts are expected to continue, until supply chain and engine MRO shop capacity returns to required levels to support our network strategy. In addition, in July 2023, Pratt & Whitney announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the GTF fleet, which powers the A320neo aircraft. Pratt & Whitney notified us that all GTF engines in its fleet, including the engines slotted for future aircraft deliveries, for a yet to be determined period, may be subject to the removal and inspection, or replacement, of the powdered metal high-pressure turbine and compressor discs. We currently estimate these engines will require removal and inspection through at least 2026. Lower capacity resulting from manufacturer or supplier issues may lead to a significant impact on our business and operating results. For instance, partially as a result of the Pratt & Whitney engine issues, we have reduced, suspended or discontinued service in a number of cities. On March 26, 2024, we entered into an agreement (the “Agreement”) with IAE, an affiliate of Pratt & Whitney, pursuant to which IAE provided us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024. Pratt & Whitney agreed to issue us $150.6 million in credits related to the AOG days through December 31, 2024.

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
We carry insurance for third-party liability, passenger liability, property damage and all-risk coverage for damage to our aircraft. As a result of the September 11, 2001 terrorist attacks, aviation insurers significantly reduced the amount of insurance coverage available to commercial air carriers for liability to persons other than employees or passengers for claims resulting from acts of terrorism, civil unrest, war or similar events (war risk insurance). Accordingly, our insurance costs increased significantly and our ability to continue to obtain certain types of insurance remains uncertain. While the price of commercial insurance has declined since the period immediately after the terrorist attacks, in the event commercial insurance carriers further reduce the amount of insurance coverage available to us, or significantly increase its cost, we would be adversely affected. We currently maintain commercial airline insurance with several underwriters. However, there can be no assurance that the amount of such coverage will not be changed, or that we will not bear substantial losses from accidents. We could incur substantial claims resulting from an accident in excess of related insurance coverage that could have a material adverse effect on our results of operations and financial condition. Renewing coverage may result in higher premiums and more restrictive terms. Our business, results of operations and financial condition could be materially adversely affected if we are unable to obtain adequate insurance.
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

Members of the International Civil Aviation Organization (“ICAO”) have been negotiating a global agreement in greenhouse gas emissions for the aviation industry. In October 2016, the ICAO adopted the Carbon Offsetting and Reduction Scheme for International Aviation (“CORSIA”), which is a global, market-based emissions offset program designed to encourage carbon-neutral growth beyond 2020. Further, in June 2018 the ICAO adopted standards pertaining to the collection and sharing of information in international aviation emissions beginning in 2019. We are a participant in the CORSIA program. The CORSIA will increase operating costs for Spirit and other U.S. airlines that operate internationally. The CORSIA is being implemented in phases beginning with two initial, voluntary phases from 2021 to 2023 and 2024 to 2026, with the mandatory phase beginning in 2027. The COVID-19 pandemic has depressed international aviation such that 2020 emissions will not be included in setting a baseline. Only flights between participating countries are subject to offsetting requirements until participation becomes mandatory for all countries starting in 2027. Certain details are still being developed and the impact cannot be fully predicted. Compliance with CORSIA could significantly increase our operating costs. The potential impact of CORSIA or other emissions-related requirements on our costs will ultimately depend on a number of factors, including baseline emissions, the price of emission allowances or offsets that we would need to acquire, the efficiency of our fleet and the number of flights subject to these requirements. These costs have not been completely defined and could fluctuate.

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

Our business is labor intensive. We require large numbers of pilots, flight attendants, maintenance technicians and other personnel. The airline industry has from time to time experienced a shortage of qualified personnel, particularly with respect to pilots and maintenance technicians. In addition, we currently face, and may continue to face, high employee turnover, including with respect to our pilots. We may be required to increase wages and/or benefits in order to attract and retain qualified personnel. If we are unable to hire, train and retain qualified employees, our operations and business could be harmed and we may be unable to implement our network strategy.

In addition, we believe it may be increasingly challenging to continue to hire people who will maintain our company culture. Our company culture, which we believe is one of our competitive strengths, is important to providing high-quality customer service and having a productive, accountable workforce that helps keep our costs low. As we continue to grow, we may be unable to identify, hire or retain enough people who meet the above criteria, including those in management or other key positions. If we fail to maintain the strength of our company culture, our competitive ability and our business, results of operations and financial condition could be harmed. For example, the pendency of the Chapter 11 restructuring may make it difficult to retain and hire qualified personnel. Please see “We are subject to other risks and uncertainties associated with our
Chapter 11 Cases.”

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
As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements. We also have incurred and will continue to incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Act and related rules implemented or to be implemented by the SEC and the New York Stock Exchange. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board, our Board committees, or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.
Our results of operations fluctuate due to seasonality, weather, and other factors.

We expect our quarterly operating results to fluctuate due to seasonality and generally expect demand to be greater in the second and third quarters compared to the rest of the year. Actions of our competitors and travel restrictions may also contribute to fluctuations in our results. We are more susceptible to adverse weather conditions, than some of our competitors, since a significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to adverse weather conditions, airport traffic constraints and other delays. As we enter new markets, we could be subject to additional seasonal variations along with any competitive responses to our entry by other airlines. Price changes in aircraft fuel as well as the timing and amount of maintenance and advertising expenditures may also impact our operations. As a result of these factors, quarter-to-quarter comparisons of our operating results may not be a good indicator of our future performance. In addition, it is possible in any future period that our operating results could be below the expectations of investors and any published reports or analysis regarding Spirit. In such an event, the price of our common stock could decline, perhaps substantially.

We may utilize artificial intelligence, which could expose us to liability or adversely affect our business.

We may, and may in the future, use artificial intelligence, generative artificial intelligence, machine learning and similar tools and technologies (collectively, “AI”) in connection with our business. However, there are significant risks involved in utilizing AI and no assurance can be provided that our use will enhance our products or services or produce the intended results. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical, or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our products and services. If the AI solutions that we create or use are deficient, inaccurate or controversial, we could incur operational inefficiencies, competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which our AI solutions or other AI tools we use rely, we also may incur liability through the violation of applicable laws and regulations, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

In addition, the regulatory framework for AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. It is possible that new laws and regulations will be adopted in the United States and in non-U.S. jurisdictions, or that existing laws and regulations may be interpreted in ways that would affect the operation of our products and services and the way in which we use AI and similar technologies. We may not be able to adequately anticipate or respond to these evolving laws and regulations, and we may need to expend additional resources to adjust our offerings in certain jurisdictions if applicable legal frameworks are inconsistent across jurisdictions. Moreover, because these technologies are themselves highly complex and rapidly developing, it is not possible to predict all of the legal or regulatory risks that may arise relating to our use of such technologies. Further, the cost to comply with such laws or regulations could be significant and would increase our operating expenses, which could adversely affect our business, financial condition and results of operations.

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

Downgrades in, and withdrawals of, our credit ratings could increase future debt financing costs and limit the future availability of debt financing.

Our credit ratings are important to our cost and availability of capital. The major rating agencies routinely evaluate our credit profile and assign credit ratings to us. This evaluation is based on a number of factors, which include financial strength, business and financial risk, transparency with rating agencies, and timeliness of financial reporting, as well as overall industry risk. We have experienced downgrades in, and withdrawals of, our credit ratings based on our increased level of credit risk as a result of the financial impacts of the COVID-19 pandemic and a continued lack of profitability.

Beginning in 2020 with the onset of the COVID-19 pandemic and leading up to the Chapter 11 Cases, our corporate credit ratings have been downgraded by Fitch, S&P Global and/or Moody's. As of February 2025, following our Chapter 11 filing, our Fitch and S&P Global's credit ratings were D, respectively. Additionally, following our Chapter 11 filing, Moody's downgraded our credit rating and eventually withdrew it entirely.

There can be no assurance that we will be able to maintain these credit ratings. If our credit ratings were to be further downgraded, or general market conditions were to ascribe higher risk to our ratings levels, the airline industry, or to us, it could increase future debt financing costs and limit the future availability of debt financing, which would have an adverse effect on our business, results of operations and financial condition.

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

We may be able to incur substantial additional indebtedness, including the Exit Secured Notes, the Exit Revolving Credit
Facility and additional secured indebtedness, in the future. Our debt agreements do not prohibit us from incurring additional unsecured indebtedness or certain secured indebtedness. If other such indebtedness is incurred in the future, our debt service obligations will increase. The more leveraged we become, the more we will be exposed to the risks created by our current substantial indebtedness.

Our ability to incur secured indebtedness is subject to compliance with certain covenants in the indenture governing the Secured Notes and, upon the Effective Date will be subject to compliance with certain covenants in the agreements governing the Exit Secured Notes and the Exit Revolving Credit Facility, which may be more restrictive than the covenants that govern the Secured Notes, and, in certain circumstances, the liens securing such additional indebtedness will be permitted to be pari passu with the liens securing the Secured Notes and the Exit Secured Notes.

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

As of December 31, 2024, we have a DIP Facility for $300.0 million. For additional information, refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Consolidated Financial Statements—13. Debt and Other Obligations.” This facility is not adequate to finance our operations, and we will continue to be dependent on our operating cash flows and cash balances to fund our operations and to make scheduled payments on our aircraft-related fixed obligations. In addition, we have sought, and may continue to seek, financing from other available sources to fund our operations. For example, on the Effective Date, we will issue $840.0 million of the Exit Secured Notes and enter into the Exit Revolving Credit Facility providing up to $300.0 million in financing. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. If we fail to maintain certain liquidity and other financial covenants, their rights to holdback would become operative, which would result in a reduction of unrestricted cash that could be material. If we fail to generate sufficient funds from operations to meet our operating cash requirements or do not obtain a line of credit, other borrowing facility or equity financing, we could default on our operating lease and fixed obligations. Our inability to meet our obligations as they become due would have a material adverse effect on our business, results of operations and financial condition.

Risks Relating to Our Securities

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issue additional securities, including shares of new common equity. Future sales and issuances of our common stock or rights to purchase our common stock could result in substantial dilution to our existing stockholders. We may issue and sell new common equity in a manner as we may determine from time to time. If we sell any such new common equity in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our new common equity.

On the Effective Date, all of our existing Common Stock and other equity interests will be canceled without any distributions to the holders of our Common Stock and other equity interests on account thereof. In addition, after the Effective Date, we have agreed to register the resale of a significant number of shares of our common stock held by certain of our stockholders. As a result, common stock held by these stockholders may become eligible for future sale without restriction. Accordingly, these stockholders then may freely resell their shares in the open market, which could cause our stock price to decline.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, or warrants issued to the Treasury under the PSP1, PSP2 or PSP3, could depress the trading price of our common stock on the OTC Pink Market and Convertible Notes.

We may conduct future offerings of our common stock, preferred stock or other securities that are convertible into or exercisable for our common stock to finance our operations or fund acquisitions, or for other purposes. In connection with our participation in PSP1, PSP2 and PSP3, we issued to the Treasury 739,089 warrants which may be exercised for shares of our common stock in consideration for the receipt of funding from the Treasury. The warrants expire in five years from the date of issuance, are transferable, have no voting rights and contain customary terms regarding anti-dilution. If the Treasury or any subsequent warrant holder exercises the warrants, the interest of our holders of common stock would be diluted and we would be partially owned by the U.S. government, which could have a negative impact on our common stock price, and which could require increased resources and attention by our management. Additionally, in 2020 we issued 9,000,000 shares pursuant to our ATM Program and in 2021 we completed the registered direct placement of 10,594,073 shares of our voting common stock. Further, we reserve shares of our common stock for future issuance under our equity incentive plans, which shares are eligible for sale in the public market to the extent permitted by the provisions of various agreements and, to the extent held by affiliates, the volume and manner of sale restrictions of Rule 144. If these additional shares are sold, or if it is perceived that they will be sold, into the public market, the price of our common stock could decline substantially. The indenture for the 4.75% convertible senior notes due 2025 (the “2025 Convertible Notes”) and the 1.00% convertible senior notes due 2026 (the “2026 Convertible Notes”, and together with the 2025 Convertible Notes, the “Convertible Notes”) does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sells a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock on the OTC Pink Market, and, accordingly, the Convertible Notes, may significantly decline. In addition, any issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including holders of our Convertible Notes who have received shares of our common stock upon conversion of their Convertible Notes.

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
On November 18, 2024, we received the Delisting Notice from the NYSE notifying us that, as a result of the Chapter 11 Case and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that our shares of common stock would be delisted from the NYSE and that trading of our shares of common stock on NYSE was suspended immediately. As a result of the suspension and expected delisting, our shares of Common Stock commenced trading on the OTC Pink Market under the symbol “SAVEQ” on November 19, 2024. All of our existing Common Stock and other equity interests will be canceled without any distributions to the holders of our Common Stock and other equity interests on account thereof.
The market price of our common stock on the OTC Pink Market may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:
•developments in the Chapter 11 Cases and approval of the Plan;
•announcements, media reports, analyst reports or other publications regarding the Chapter 11 restructuring;
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

The indenture governing the Secured Notes imposes certain restrictions which may adversely affect our business and liquidity.

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
Our current anti-takeover provisions may delay or prevent a change of control, which could adversely affect the price of our common stock.
Our current amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make it difficult to remove our Board and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our common stock. These provisions include, among others:
•our Board is divided into three classes, with each class serving for a staggered three-year term, which prevents stockholders from electing an entirely new Board at an annual meeting;
•actions to be taken by our stockholders may only be effected at an annual or special meeting of our stockholders and not by written consent;
•special meetings of our stockholders can be called only by the Chairman of the Board or by our corporate secretary at the direction of our Board; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to our Board and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.
On the Effective Date, we expect to file a new certificate of incorporation and adopt amended and restated bylaws, the governance provisions of which may vary from our existing governance practices.
Our corporate charter and bylaws include provisions limiting voting by non-U.S. citizens and specifying an exclusive forum for stockholder disputes.
To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our amended and restated certificate of incorporation and amended and restated bylaws restrict voting of shares of our common stock by non-U.S. citizens. The restrictions imposed by federal law currently require that no more than 25% of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, and that our president and at least two-thirds of the members of our Board and senior management be U.S. citizens. Our amended and restated bylaws provide that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a suspension of their voting rights in the event that the aggregate foreign ownership of the outstanding common stock exceeds the foreign ownership restrictions imposed by federal law.
Our amended and restated bylaws further provide that no shares of our common stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of December 31, 2024, we believe we were in compliance with the foreign ownership rules.

As of December 31, 2024, there are no shares of non-voting common stock outstanding. When shares of non-voting common stock are outstanding, the holders of such stock may convert such shares, on a share-for-share basis, in the order reflected on our foreign stock record as shares of common stock are sold or otherwise transferred by non-U.S. citizens to U.S. citizens.
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

We have never declared or paid cash dividends on our common stock. We currently intend to retain our future earnings, if any, to finance the further development and expansion of our business and fund share repurchases under programs approved by our Board. We do not intend to pay cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board and will depend on our financial condition, results of operations, capital requirements, restrictions contained in current or future financing instruments, business prospects and such other factors as our Board deems relevant. The timing of any share repurchases under share repurchase programs will depend upon market conditions, our capital allocation strategy and other factors.

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

Currently, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company’s operations. In addition, the Company successfully completed the first annual cybersecurity audit conducted by TSA under Joint EA 23-01 Cybersecurity-Performance-Based Measures for Airport and Aircraft Operators. However, the nature of potential cybersecurity risks and threats are uncertain, and any future incidents, outages or breaches could have a material adverse effect on the Company’s business strategy, results of operations or financial condition.

ITEM 2.    PROPERTIES
Aircraft
As of December 31, 2024, we operated a fleet of 213 aircraft as detailed in the following table:

Aircraft Type	Seats	Average Age (years)	Number of Aircraft(1)	Number Owned(1)	Number Leased(2)
A319	145	14.4	2	—	2
A320ceo	176	10.2	63	25	38
A320neo	176	3.5	91	—	91
A321ceo	222	8.0	29	24	5
A321neo	229	0.7	28	—	28
		5.8	213	49	164

(1) Includes 21 aircraft recorded as assets held for sale. Refer to “Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies" for additional information.
(2) Includes 18 aircraft recorded as failed sale leaseback transactions. Refer to “Notes to Consolidated Financial Statements—13. Debt and Other Obligations" and "Notes to Consolidated Financial Statements—14. Leases" for additional information.

On December 20, 2019, we entered into an A320 NEO Family Purchase Agreement with Airbus for the purchase of 100 new Airbus A320neo family aircraft, with options to purchase up to 50 additional aircraft. This agreement included a mix of Airbus A319neo, A320neo and A321neo aircraft. On April 3, 2024, we entered into the Amendment to the Airbus Purchase Agreement with Airbus. The Amendment (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030 through the end of 2031, and (ii) adjusts the delivery periods of option aircraft from 2027 through the end of 2029 to 2029 through the end of 2031.

On July 30, 2024, we entered into a direct lease transaction (the “Direct Lease Transaction”) with AerCap Holdings N.V. (“AerCap”) for 36 aircraft scheduled for delivery between 2027 and 2028 (the “Leased Aircraft”) which were originally part of our order book. Under the terms of the transaction, AerCap will assume the delivery positions for the Leased Aircraft and related PDP obligations. AerCap has agreed to lease each Leased Aircraft to us upon delivery by Airbus. Each of the leases will have fixed rent payments.

As of December 31, 2024, our firm aircraft orders consisted of 55 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2031. As of December 31, 2024, we had secured financing for three aircraft, scheduled for delivery from Airbus through 2025, which will be financed through sale leaseback transactions. In addition, we had 39 direct operating leases for A320neo and A321neo aircraft with third-party lessors, with deliveries expected through 2028. During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2024, we were committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.
On October 29, 2024, the Company entered into an aircraft sale and purchase agreement with GAT for the sale of 23 A320ceo and A321ceo aircraft to GAT, of which 2 were sold in December 2024. Currently, these aircraft are not being utilized within the operation and are available for immediate sale. Refer to “Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies” for additional information.
Ground Facilities
We lease all of our facilities at each of the airports we serve, with the exception of our aircraft maintenance hangar in Detroit, which we own and operate on leased land. Our leases for terminal passenger service facilities, which include ticket counter and gate space, operations support areas and baggage service offices, generally have a term ranging from month-to-month to 36 years, and contain provisions for periodic adjustments of lease rates. We also are responsible for maintenance, insurance and other facility-related expenses and services. We also have entered into use agreements at the airports we serve that provide for the non-exclusive use of runways, taxiways and other airfield facilities. Landing fees paid under these agreements are based on the number of landings and weight of the aircraft.

As of December 31, 2024, Ft. Lauderdale/Hollywood International Airport (FLL) remained our single largest airport served, with approximately 24% of our capacity operating through FLL during 2024. We operate primarily out of Terminals 3 and 4 at FLL. We currently use up to 14 gates simultaneously at Terminal 3 and Terminal 4. We have preferential access to six of the Terminal 4 gates, preferential access to four of the Terminal 3 gates, common use access to the four airport controlled Terminal 4 gates, and common use access to the one airport controlled Terminal 3 gate. Other airports through which we conduct significant operations include Harry Reid International Airport (LAS), Orlando International Airport (MCO), Los Angeles International Airport (LAX) and Detroit Metropolitan Wayne County Airport (DTW).

Our largest maintenance facility is a hangar currently located at Detroit, Michigan. Our second largest maintenance facility is a hangar and warehouse currently located at Houston, Texas. As of December 31, 2024, we also conduct additional maintenance operations in leased facilities in Fort Lauderdale, Florida; Chicago, Illinois; Atlantic City, New Jersey; Dallas, Texas; Las Vegas, Nevada; Orlando, Florida; Atlanta, Georgia; Philadelphia, Pennsylvania; Baltimore, Maryland; Tampa, Florida and Los Angeles, California.

Our principal executive offices and headquarters are located at 1731 Radiant Drive, Dania Beach, Florida 33004, consisting of approximately 180,000 square feet. During the fourth quarter of 2019, we purchased an 8.5-acre parcel of land and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where we have our new headquarters campus and a 200-unit residential building.

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
In 2017, a purported class action lawsuit was filed against us in the Eastern District of New York ("EDNY"), styled Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to our practice of charging fees for ancillary products and services. In June 2023, we reached a tentative settlement in mediation for a maximum amount of $8.3 million. The EDNY issued a preliminary approval order on September 21, 2023, and the final approval hearing was held on December 11, 2023. The total amount paid depends on a number of factors, including participation of class members and any conditions on the settlement approved by the EDNY. As of December 31, 2023, our best estimate of the probable loss associated with the settlement was $6.0 million recorded in other operating expenses within our consolidated statements of operations. During the first and third quarters of 2024, the estimated probable loss recorded was reduced by $1.4 million and $0.3 million, respectively. As of December 31, 2024, our total obligation of $4.3 million related to this matter has been paid.

On February 27, 2023, ALPA filed a grievance against us claiming that we violated the collective bargaining agreement (“CBA”) by excluding its pilots from our retention award programs granted as part of the former merger agreement with Frontier Airlines (the "Former Frontier Merger Agreement") and the Merger Agreement with JetBlue. On September 8, 2023, we filed a motion to dismiss the grievance, as we do not believe that ALPA filed the grievance within the timeline set forth in the CBA. As of December 31, 2024, the grievance is postponed indefinitely. The potential outcome of this claim cannot be determined, and an estimate of the reasonably possible loss or range of loss cannot be made.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
On November 19, 2024, our common stock began trading on the OTC Pink Market under the symbol “SAVEQ”. Prior to November 19, 2024, our common stock was listed and traded on the NYSE under the symbol “SAVE”. Refer to “Notes to Consolidated Financial Statements— 3. Chapter 11 Proceedings" for additional information.
As of February 13, 2025, there were approximately 114 holders of record of our common stock. Because many of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by the holders.
The information under the caption “Equity Compensation Plan Information” in our 2025 Proxy Statement is incorporated herein by reference.
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends, if any, will be at the discretion of our Board and will depend on then existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our Board may deem relevant.
Our Repurchases of Equity Securities
The following table reflects our repurchases of our common stock during the fourth quarter of 2024. Repurchases of equity securities during the period include repurchases made from employees who received restricted stock awards and performance share awards. All employee stock repurchases were made at the election of each employee pursuant to an offer to repurchase by us. In each case, the shares repurchased constituted the portion of vested shares necessary to satisfy tax withholding requirements.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 1-31, 2024	486	$1.70	—	$—
November 1-30, 2024	—	—	—	—
December 1-31, 2024	403	0.84	—	—
Total	889	$1.31	—
During the first three quarters of 2024, we repurchased approximately 95 thousand shares for a total of $0.6 million. Repurchases of equity securities during this period include repurchases made from employees who received restricted stock awards or performance share awards.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NYSE ARCA Airline Index and the S&P 500 Index for the period beginning on December 31, 2019 and ending on December 31, 2024. The graph assumes an investment of $100 in our stock and the two indices, respectively, on December 31, 2019, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2019 to December 31, 2024, is not necessarily indicative of future results.

Spirit
NYSE ARCA Airline Index
S&P 500 Index
300
250
200
150
100
50
0
12/31/19
12/31/20
12/31/21
12/31/2022
12/31/2023
12/31/2024

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
Spirit	$100.00	$60.65	$54.20	$48.33	$40.66	$0.83
NYSE ARCA Airline Index	$100.00	$75.77	$74.45	$48.44	$62.68	$62.72
S&P 500 Index	$100.00	$118.39	$152.34	$124.73	$157.48	$196.85

ITEM 6.    SELECTED FINANCIAL DATA
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the consolidated financial statements and the notes thereto included elsewhere in this annual report. Our discussion and analysis of fiscal year 2024 compared to fiscal year 2023 is included herein. Unless expressly stated otherwise, for discussion and analysis of fiscal year 2022 items and fiscal year 2023 compared to fiscal year 2022, please refer to Item 7 of Part II, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the United States Securities and Exchange Commission on February 9, 2024 and is incorporated herein by reference.
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
Operating expenses per available seat mile (“CASM”) is a common metric used in the airline industry to measure an airline’s cost structure and efficiency. We exclude loss (gain) on disposal of assets, special charges (credits), furlough-related expenses, litigation loss contingency adjustments recorded in the first and third quarters of 2024 and a litigation loss contingency recorded in the second quarter of 2023 to determine Adjusted CASM. We believe that also excluding aircraft fuel and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

2024 Year in Review
JetBlue Merger

On March 4, 2024, we announced that our merger agreement with JetBlue had been terminated by mutual agreement. This termination followed the United States District Court for the District of Massachusetts granting a permanent injunction against the merger on January 16, 2024.

As part of the termination, JetBlue paid us $69.0 million. While the merger agreement was in effect, our stockholders received approximately $425 million in total prepayments.

Pratt & Whitney

On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW 1100G-JM geared turbo fan (“GTF”) fleet, which powers our A320neo family of aircraft.

On March 26, 2024, we entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE provided us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024.

The credits are accounted for as vendor consideration in accordance with ASC 705-20 and are recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to our progress towards earning the credits. Pratt & Whitney agreed to issue us $150.6 million in credits related to the AOG days through December 31, 2024, of which the entire amount was recognized in 2024. As of December 31, 2024, we recorded $122.2 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on our consolidated balance sheets. During the twelve months ended December 31, 2024, we recorded $28.4 million of these credits on our consolidated statements of operations within maintenance, materials and repairs and aircraft rent. In addition, during the twelve months ended December 31, 2024, we recognized lower depreciation expense of $11.4 million related to credits recognized as a reduction of the cost basis of assets purchased from IAE in depreciation and amortization within our consolidated statements of operations.

The temporary removal of engines from service is expected to continue through at least 2026. We are currently discussing arrangements with Pratt & Whitney for any of our aircraft that remain unavailable for operational service after December 31, 2024.
Chapter 11 Proceedings
Voluntary Filing under Chapter 11

On the Petition Date, we commenced the Chapter 11 Case under the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and, on November 25, 2024, our subsidiaries (together with Spirit, the “Company Parties”) also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Case (collectively, the “Chapter 11 Cases”). Since the Petition Date, we have been operating our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Spirit received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Case. On February 20, 2025, the Bankruptcy Court entered the Confirmation Order confirming the Plan.

Commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the Debt Instruments. The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments were automatically stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments were subject to the applicable provisions of the Bankruptcy Code.

Restructuring Support Agreement

On November 18, 2024, Spirit and the Supporting Stakeholders entered into the Restructuring Support Agreement with the Senior Secured Noteholders and the Convertible Noteholders. The Restructuring Support Agreement contemplates agreed-upon terms for the Restructuring to be implemented through the Plan.

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
•The Supporting Stakeholders committed to provide a $300.0 million new money senior secured super-priority DIP Facility (as defined below), as further described under “Debtor-in-Possession Financing.” The DIP Facility is expected to be repaid in full in cash on the effective date of the Plan (the “Effective Date”).
•On the Effective Date, the Company (as reorganized, “Reorganized Spirit”) will issue a single class of common equity interests (the “New Common Equity”) and warrants to purchase New Common Equity (the “New Warrants”) to certain of our creditors as follows: (a) 76.0% pro rata to the Senior Secured Noteholders and (b) 24.0% pro rata to the Convertible Noteholders, subject to dilution on account of the Management Incentive Plan (as defined in the Plan), the

$350.0 million Equity Rights Offering (as defined below), as further described under “Backstop Commitment Agreement,” and certain adjustments set forth in the Plan.
•On the Effective Date, Reorganized Spirit will issue $840.0 million of the senior secured notes due 2030 (the “Exit Secured Notes”), at an interest rate of (x) 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or (y) at 11.00% per annum payable in cash, to certain of our creditors as follows: (a) $700.0 million in the aggregate, pro rata, to the Senior Secured Noteholders and (b) $140.0 million in the aggregate, pro rata, to the Convertible Noteholders, subject to certain adjustments set forth in the Plan.
•All of our existing common stock and other equity interests will be cancelled without any distributions to the holders of such common stock and other equity interests on account thereof.

Backstop Commitment Agreement

On November 18, 2024, Spirit entered into the Backstop Commitment Agreement, with the Backstop Commitment Parties. The terms of the Backstop Commitment Agreement are, in pertinent part, as follows:

•Pursuant to the Backstop Commitment Agreement, the Backstop Commitment Parties agreed to backstop the Equity Rights Offering for an aggregate purchase price of $350.0 million at 70.0% of Plan Equity Value (as defined in the Backstop Agreement) (such New Common Equity, the “Offering Shares”), as contemplated by the Restructuring Support Agreement.
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
•Subject to adjustments described below, the Backstop Commitment Agreement provides that $175.0 million of the Offering Shares will be reserved for purchase by the Backstop Commitment Parties as follows: $137.81 million by the Senior Secured Backstop Commitment Parties (as defined in the Backstop Commitment Agreement) (the “Senior Secured Direct Allocation”) and $37.19 million by the Convertible Backstop Commitment Parties (as defined in the Backstop Commitment Agreement) (the “Convertible Direct Allocation”, and together with the Senior Secured Direct Allocation, the “Direct Allocation”).
•Because Senior Secured Noteholders holding, in the aggregate, at least 90.0% of the aggregate principal amount of the Senior Secured Notes claims had executed the Restructuring Support Agreement by 11:59 p.m., New York City time, on November 25, 2024, the amount of the Senior Secured Notes Subscription Rights increased to $248.06 million and the Senior Secured Direct Allocation was reduced to $27.56 million.
•Because Convertible Noteholders holding, in the aggregate, at least 90.0% of the aggregate principal amount of the convertible notes claims had executed the Restructuring Support Agreement by 11:59 p.m., New York City time, on November 25, 2024, the amount of the Convertible Notes Subscription Rights increased to $66.94 million and the Convertible Direct Allocation was reduced to $7.44 million.
•As consideration for the commitment by the Backstop Commitment Parties, and subject to approval by the Bankruptcy Court: (i) a “Backstop Premium” will be paid to the Backstop Commitment Parties by us in an aggregate number of shares of New Common Equity equal to 10.0% of the total number of shares of New Common Equity issued by the us upon emergence from bankruptcy as distributions under the Plan. If the Backstop Commitment Agreement is terminated under certain circumstances as set forth therein, the Backstop Commitment Agreement provides for a cash payment of $35.0 million to the Backstop Commitment Parties. Since the Backstop Premium is fully earned as of November 18, 2024, the date the Backstop Commitment Agreement was executed, and is a non-refundable, non-avoidable premium, we recorded the entire commitment as of December 31, 2024. This amount was recorded within reorganization expense on our consolidated statement of operations and within other current liabilities on our consolidated balance sheets.

The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, among other things, (i) confirmation of the Plan by the Bankruptcy Court, (ii) the occurrence of the Effective Date and (iii) the Restructuring Support Agreement remaining in full force and effect.

Debtor-in-Possession Financing

Prior to the Petition Date, Spirit and certain lenders and note purchasers (collectively, the “DIP Lenders”) agreed to enter into an approximately $300 million senior secured super-priority debtor-in-possession facility (the “DIP Facility”) consisting of new money term loans and new money notes, which bears interest at a rate per annum equal to (a) term SOFR plus 7.00% per annum or (b) an alternate base rate plus 6.00% per annum.

The DIP Facility contains various representations and warranties, affirmative and negative covenants and events of default customary for debtor-in-possession financings of this type, including covenants mandating compliance by us with a 13-week budget, variance testing and other reporting requirements.

Spirit’s obligations under the proposed DIP Facility are guaranteed by each subsidiary of Spirit. In addition, the claims of the DIP Lenders are (i) entitled to super-priority administrative expense claim status, subject to certain customary exclusions in the credit documentation and (ii) secured by perfected senior security interests and liens on certain of our property, subject to certain exclusions, exceptions and carve-outs.

The proceeds of all or a portion of the DIP Facility may be used for, among other things, (i) prepetition obligations, (ii) adequate protection payments, (iii) the fees, costs, and expenses of administering the Chapter 11 Cases and (iv) working capital and other general corporate needs of Spirit in the ordinary course of business.

On December 23, 2024, in connection with the Chapter 11 Cases, we entered into a Superpriority Secured Debtor In Possession Term Loan Credit and Note Purchase Agreement, (the “DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Agent”), and the creditors from time to time party thereto (collectively, the “DIP Creditors”). Refer to “Notes to Consolidated Financial Statements— 13. Debt and Other Obligations” for additional information.

Equity Rights Offering

On December 30, 2024, we launched an equity rights offering (the “Equity Rights Offering”) of equity securities of the reorganized Company in an aggregate amount of $350.0 million at a purchase price of $14.00 per share. The final expiration date for the Equity Rights Offering occurred on February 20, 2025. We expect to close the Equity Rights Offering on the Effective Date. Pursuant to the terms of the Backstop Commitment Agreement, the Backstop Commitment Parties would receive a backstop premium in the amount of $35 million (payable in shares of reorganized Spirit common stock valued at $14.00 per share).

Exit Revolving Credit Facility

We secured a commitment from certain of our pre-petition debtholders (collectively, the “Exit RCF Lenders”) pursuant to that certain Commitment Letter, dated as of January 14, 2025 (the “Exit RCF Commitment Letter”), to provide up to $300.0 million in financing in the form of a senior secured revolving credit facility (the “Exit Revolving Credit Facility”). We will enter into the Exit Revolving Credit Facility concurrently with emergence from the Chapter 11 Cases. The Exit Revolving Credit Facility is comprised of (i) commitments by the Exit RCF Lenders to provide revolving credit loans and letters of credit in an aggregate amount equal to $275.0 million (the “Exit RCF Commitments”) and (ii) an uncommitted incremental revolving credit facility in an aggregate amount up to $25.0 million. Our uses of the proceeds of the Exit Revolving Credit Facility shall include, among other items, working capital and other general corporate needs of the Company and our subsidiaries.

Our obligations under the Exit Revolving Credit Facility will be guaranteed by each subsidiary of the Company (the “Guarantors”). In addition, the obligations under the Exit Revolving Credit Facility will be secured by perfected senior security interests and liens on certain property of the Company and the Guarantors, subject to certain exclusions, exceptions and carve-outs.

Subject to certain exceptions and conditions, we will be obligated to prepay or offer to prepay, as the case may be, all or a portion of the obligations under the Exit Revolving Credit Facility with the net cash proceeds of certain asset sales, with cash from our balance sheet in order to remain in compliance with a collateral coverage ratio and concentration limits, in connection with a change of control and in connection with certain mergers with other airlines. The Exit Revolving Credit Facility will bear interest at a variable rate equal to our choice of (a) adjusted term SOFR plus 3.25% per annum or (b) alternate base rate plus 2.25% per annum.

Senior Secured Notes

On November 19, 2024, Spirit began soliciting consents (the “Consent Solicitation”) with respect to the Senior Secured Notes to seek consents to remove certain bankruptcy remote provisions from the agreements governing the Senior Secured Notes. The Consent Solicitation expired at 5:00 p.m., New York City time, on November 25, 2024, and as of the expiration date, Spirit had received valid consents from holders of 94.56% of the outstanding aggregate principal amount of the Senior

Secured Notes, which was sufficient to approve the proposed amendments. As a result of receiving the requisite consents to the proposed amendments, on November 25, 2024, Spirit entered into amendments to the agreements governing the Senior Secured Notes.

Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of Spirit’s Chapter 11 Case automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of Spirit or our property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of Spirit’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers. On February 20, 2025, the Bankruptcy Court entered the Confirmation Order confirming the Plan.

NYSE Delisting

On November 18, 2024, we received the Delisting Notice from the New York Stock Exchange (the “NYSE”) notifying us that, as a result of the Chapter 11 Case and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that our shares of common stock would be delisted from the NYSE and that trading of our shares of common stock on NYSE was suspended immediately. As a result of the suspension and expected delisting, our shares of common stock commenced trading on the OTC Pink Market under the symbol “SAVEQ” on November 19, 2024. On December 5, 2024, NYSE filed a Form 25 for us in connection with the delisting of our shares of common stock from NYSE. The delisting will become effective ten days after the Form 25 was filed. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of our shares of common stock under Section 12(b) of the Exchange Act will become effective 90 days after the date of the Form 25 filing.

Summary of Results

During 2024, we generated a pre-tax loss of $1,289.7 million and a net loss of $1,229.5 million, $11.23 per share, compared to a pre-tax loss of $558.6 million and a net loss of $447.5 million, $4.10 per share, in 2023. The increase in pre-tax loss was primarily driven by higher operating expenses, including loss in disposal of assets, aircraft rent expense and salaries, wages and benefits expenses, compared to the prior year period. These increases in operating expenses were partially offset by a decrease in aircraft fuel expense driven by a 13.0% decrease in fuel price per gallon, period over period. In addition, the increase in pre-tax loss was driven by higher non-operating expenses, including reorganization expenses and interest expense, year over year, partially offset by an increase in other (income) expense. In addition, the increased net loss reflects a decrease in operating revenues due to a 3.5% decrease in our traffic and a 4.8% decrease in our capacity, as compared to 2023.
For the year ended December 31, 2024, we had a negative operating margin of 22.5% on $4,913.4 million in operating revenues. TRASM in 2024 was 9.27 cents, a decrease of 3.7% compared to the prior year. Total revenue per passenger flight segment decreased 8.5%, year over year, from $121.58 to $111.21.
Our operating cost structure is a primary area of focus and is at the core of our low-cost business model. Our unit operating costs continue to be among the lowest of any airline in the United States. During 2024, our Adjusted CASM ex-fuel was 7.97 cents as compared to 7.06 cents for 2023. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense, aircraft rent expense, other operating expense and landing fees and other rent expense.

During 2024, we added one new destination: Birmingham, Alabama. During 2024, we grew our fleet of Airbus single-aisle aircraft from 205 to 213 aircraft (including 21 aircraft recorded as assets held for sale on our consolidated balance sheets as of December 31, 2024) as we took delivery of 8 aircraft under sale leaseback transactions and 19 aircraft under direct operating leases. During 2024, we also sold 17 A319 aircraft, 1 A320 aircraft and 1 A321 aircraft. We also took delivery of 3 new engines through cash purchases and purchased 1 spare engine off lease. As of December 31, 2024, our 213 Airbus A320-family aircraft fleet (including 21 aircraft recorded as assets held for sale on our consolidated balance sheets as of December 31, 2024) was comprised of 2 A319ceos, 63 A320ceos, 91 A320neos, 29 A321ceos and 28 A321neos. Refer to “Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies" for additional information on the aircraft recorded as assets held for sale. As of December 31, 2024, we owned 49 aircraft, of which 22 aircraft were financed through fixed-rate long-term debt and 27 aircraft were financed through enhanced equipment trust certificates ("EETCs"). As of December 31, 2024, we had 164 leased aircraft, of which 146 aircraft were financed under operating leases and 18 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions. As of December 31, 2024, our aircraft orders from Airbus consisted of 55 A320 family aircraft scheduled for delivery through 2031. In addition, as of December 31, 2024, we had secured financing for 39 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2028.
Operating Revenues
Our operating revenues are comprised of passenger revenues and other revenues.
Passenger revenues

    Passenger revenues are primarily comprised of fares and related ancillary items such as bags, seats and other travel-related fees. Passenger revenues are generally recognized once the related flight departs. Accordingly, the value of tickets and ancillary products sold in advance of travel is included under the Company's current liabilities as “air traffic liability,” or “ATL”, until the related air travel is provided. An unused ticket expires at the date of scheduled travel and is recognized as revenue at the date of scheduled travel.
Customers may elect to change or cancel their itinerary prior to the date of departure. In 2024, we launched our no change or cancel fee policy for our bundled travel options. Guests are required to pay the difference in fare if the new trip is more expensive or receive a credit if the new trip is less expensive. Any unused amount is placed in a credit shell which generally expires 12 months from the date the credit shell is created. Prior to May 2024, credit shells generally expired 90 days from the date the credit shell was created. Credit shells can be used towards the purchase of a new ticket and other service offerings. Credit shell amounts are recorded as deferred revenue and amounts expected to expire unused are estimated based on historical experience.
For credit shells that are expected to expire unused, we recognize the associated value proportionally during the period over which the remaining credit shells may be used. Estimating the amount of credits that will go unused involves some level of subjectivity and judgment and can be impacted by several factors including, but not limited to, changes to our ticketing policies, changes to our refund, exchange and credit shell policies and economic factors.
Guests may earn points based on their spending with the Free Spirit affinity credit card program which we have an agreement to sell points. The contract to sell points under this agreement has multiple performance obligations, as discussed below.

Our co-branded credit card agreement provides for joint marketing where cardholders earn points for making purchases using co-branded cards. During 2023, we extended our agreement with the administrator of the Free Spirit affinity credit card program through December 31, 2028. We account for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is allocated based on the relative stand-alone selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits, collectively referred to as the "award travel components," (iii) licensing of brand and access to member lists and (iv) advertising and marketing efforts, collectively referred to as the "marketing components." Revenue allocated to the award travel components are recorded in passenger revenues, while the revenue allocated to the marketing components are recorded in other revenues. We determined the estimate of the stand-alone selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits, (3) licensing of brand and access to member lists and (4) the costs of advertising and marketing efforts.

Other revenues

Other revenues primarily consist of the marketing component of the sale of loyalty points to our credit card partner and commissions revenue from the sale of various items such as hotels and rental cars.

Substantially all of our revenues are denominated in U.S. dollars. We recognize revenues net of certain taxes and airport passenger fees, which are collected by us on behalf of airports and governmental agencies and remitted to the applicable governmental entity or airport on a periodic basis. These taxes and fees include U.S. federal transportation taxes, federal security charges, airport passenger facility charges and foreign arrival and departure taxes. These items are collected from customers at the time they purchase their tickets and are not included in our revenues. Upon collection from the customer, we record a liability within other current liabilities on our consolidated balance sheets and relieve the liability when payments are remitted to the applicable governmental agency or airport.

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
Aircraft Rent. Aircraft rent expense consists of all minimum lease payments under the terms of our aircraft and spare engine lease agreements recognized on a straight-line basis. Aircraft rent expense also includes supplemental rent. Supplemental rent is primarily made up of probable and estimable return condition obligations on leased aircraft. As of December 31, 2024, 146 aircraft (excluding 18 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions) and 5 spare engines are financed under operating leases.
Landing Fees and Other Rents. Landing fees and other rents include both fixed and variable facilities expenses, such as the fees charged by airports for the use or lease of airport facilities, overfly fees paid to other countries and the monthly rent paid for our headquarters facility.
Depreciation and Amortization. Depreciation and amortization expense includes the depreciation of fixed assets we own, leasehold improvements and the aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions. It also includes the amortization of capitalized software costs and heavy maintenance. Under the deferral method, the cost of our heavy maintenance is capitalized and amortized on a straight-line or usage basis until the earlier of the next estimated heavy maintenance event or the remaining lease term.
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
Special Charges (Credits). Special charges and credits include legal, advisory and other fees related to the Former Frontier Merger Agreement and the Former JetBlue Merger Agreement, the retention award programs and recognition of impairment charges related to the planned acceleration of the retirement of 29 of our A319 aircraft.
Loss (gain) on Disposal of Assets. Loss (gain) on disposal of assets includes the net losses or gains on the disposal of our fixed assets, the net losses or gains resulting from our aircraft and engine sale leaseback transactions, the net losses or gains resulting from the sale of our airframes and engines, as well as impairment charges associated with our plan to early retire and sell certain of our aircraft.
Other Operating Expenses. Other operating expenses include airport operations expenses and fees charged by third-party vendors for ground handling services and food and liquor supply service expenses, passenger re-accommodation expense, the cost of passenger liability and aircraft hull insurance, all other insurance policies except for employee related insurance, travel and training expenses for crews and ground personnel, professional fees, personal property taxes and all other administrative and operational overhead expenses. No individual item included in this category represented more than 5% of our total operating expenses.
Other (Income) Expense
Interest Expense. Interest expense in 2024, 2023 and 2022 primarily related to the interest and accretion related to our 8.00% senior secured notes, the financing of purchased aircraft, the interest and discount amortization related to our convertible notes and favorable mark to market adjustments of the derivative liability related to our convertible notes due 2026.
Loss (gain) on Extinguishment of Debt. Gain on extinguishment of debt in 2024 and 2023 was primarily related to the gain recognized due to the early extinguishment of certain of our outstanding fixed-rate term loans, and was partially offset by the write-offs of related deferred financing costs. Refer to "Notes to Consolidated Financial Statements —13. Debt and Other Obligations" for more information. We had no loss (gain) on extinguishment of debt in 2022.
Capitalized Interest. We capitalize the interest that is primarily attributable to the outstanding PDP balances as a percentage of the related debt on which interest is incurred. Capitalized interest represents interest cost incurred during the acquisition period of a long-term asset and is the amount which theoretically could have been avoided had we not paid PDPs for the related aircraft or engines. Capitalization of interest ceases when the asset is ready for service. Capitalized interest for 2024, 2023 and 2022 primarily relates to the interest incurred on long-term debt. In addition, during 2024 and 2023, we capitalized interest related to the outstanding work in progress in connection to the building of our new headquarters.
Interest Income. For 2024, 2023 and 2022, interest income represents interest income earned on cash, cash equivalents short-term investments and restricted cash, as well as interest earned on income tax refunds.
Other (Income) Expense. Other (income) expense for 2024 primarily includes amounts received during the first quarter of 2024 from JetBlue under the terms of the Termination Agreement, as well as realized gains and losses related to foreign currency transactions. Other (income) expense for 2023 and 2022 primarily includes realized gains and losses related to foreign currency transactions.
Special Charges, Non-Operating. Special charges, non-operating for 2024 include legal, advisory and other fees incurred prior to the Petition Date in relation to the Cases. We had no special charges, non-operating in 2023 and 2022.
Reorganization Expense. Reorganization expense for 2024 includes legal, advisory and other fees incurred subsequent to Petition Date in relation to the Cases. In addition, reorganization expense included financing costs associated with the DIP term loan, the unamortized discount as of the Petition Date related to the Company's 8.00% senior secured notes and convertible notes due 2025, as well as the unamortized debt issuance costs as of the Petition Date related to the Company's 8.00% senior secured notes, convertible notes due 2025 and convertible notes due 2026. We had no reorganization expense in 2023 and 2022.
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
Trends and Uncertainties Affecting Our Business
We believe that our operating and business performance is influenced by various factors, including those impacting the airline industry, broader travel trends and the specific markets and customer base we target. The following key factors may affect our future performance:

Ability to Execute our Strategy to Drive Higher Unit Revenues. During 2024, we implemented several strategic changes aimed at driving higher unit revenues and improving profitability. The success of this revised strategy depends on our ability to secure higher fares for our premium leisure travel options, while maintaining high load factors and generating strong ancillary revenue from guests opting for our à la carte offerings.

Ability to Drive Profitability While Reducing Network Capacity. During 2024, we decided to reduce our capacity and re-align our network to enhance operational reliability, focusing on markets where industry capacity and demand are better aligned. The success of this strategy requires increasing our market share in targeted markets, which, in turn, should allow us to command a pricing premium and generate higher revenue per ASM.

Maintaining One of the Lowest Unit Costs in the Industry. Our cost structure has consistently been among the lowest in the U.S. airline industry, which is one of our key competitive advantages. This has allowed us to offer low fares, drive traffic volume, increase market share and protect profitability. However, as we reduce our capacity and slow our growth in the coming years, unit costs may increase due to fewer units available to absorb fixed costs. Additionally, we have faced inflationary pressures, particularly in areas such as wages, salaries, benefits and airport operating costs.

Impact of Pratt & Whitney GTF engine issues. In July 2023, Pratt & Whitney announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts would require accelerated inspection of the GTF fleet, which powers the A320neo aircraft. We currently estimate these engines will require removal and inspection through at least 2026. Lower capacity resulting from manufacturer or supplier issues may lead to a significant adverse impact on our financial position and results of operations.

In addition to the effects of the Pratt & Whitney GTF engine issues on our operational reliability, we have experienced an overall increase in volatility in seasonality as well as a decrease in year over year unit revenue and persistently higher fuel prices over the last few years, which have negatively affected revenue and costs. Should these trends continue into the future, our operating results may be negatively impacted.

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

Moreover, the network carriers have developed a fare-class pricing approach, in which a portion of available seats may be sold at or near our prices, but without most product features available to their passengers paying at higher fare levels on the same flight. Broad fare discounting may have the effect of diluting the profitability of revenues of high-cost carriers but the fare-class approach may allow network carriers to continue offering a competitive price to low cost carriers on some flights or routes, while maintaining higher pricing to their traditional constituencies of corporate and less price-sensitive travelers. Refer to “Risk Factors—Risks Related to Our Industry—We operate in an extremely competitive industry."

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
Aircraft Fuel. Fuel costs represent one of our largest operating expenses, as it does for most airlines. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus, and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Our fuel hedging practices are dependent upon many factors, including our assessment of market conditions for fuel, our access to the capital necessary to support margin requirements, the pricing of hedges and other derivative products in the market, our overall appetite for risk and applicable regulatory policies. As of December 31, 2024, we had no outstanding jet fuel derivatives and we have not engaged in fuel derivative activity since 2015. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.

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

We have six union-represented employee groups comprising approximately 84% of our employees at December 31, 2024. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW, our passenger service agents are represented by the Transport Workers Union, or TWU and our aircraft maintenance technicians are represented by the Aircraft Mechanics Fraternal Association, or AMFA. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.
During the fourth quarter of 2022, we reached an agreement with ALPA for a new two-year agreement, which was ratified by ALPA members on January 10, 2023. The ratified agreement included increased pay rates and other enhanced benefits. In March 2024, ALPA provided notice to us that it intended to amend its CBA with its pilots. In July 2024, the parties began negotiations, and those discussions are ongoing.
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
Our dispatchers are represented by the PAFCA. In October 2018, we reached a tentative agreement with PAFCA for a new five-year agreement, which was ratified by the PAFCA members in October 2018. In May 2023, PAFCA provided notice that it intended to amend its Collective Bargaining Agreement with our dispatchers. The parties began negotiating changes to the CBA on July 12, 2023. In February 2024, PAFCA filed for mediation with the NMB. In April 2024, the parties began negotiations with a mediator. In July 2024, we reached an agreement with PAFCA for a new two-year agreement, which was ratified by PAFCA members on August 10, 2024. The ratified agreement includes increased pay rates.
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
In August 2022, our AMTs voted to be represented by AMFA as their collective bargaining agent. In November 2022, AMFA notified us of its intent to negotiate a CBA and began negotiations. In October 2023, AMFA filed for mediation with the NMB. In May 2024, the parties began negotiations with a NMB mediation, and those discussions are ongoing. As of December 31, 2024, we had approximately 640 AMTs.

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
Measurement of Asset Impairments. We record impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. Factors which could be indicators of impairment include but are not limited to (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in related fair values and (5) changes to the regulatory environment. If an impairment indicator is identified, we conduct a recoverability analysis. In performing the analysis, we use certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in our operations and estimated salvage values. Depending on the results of the recoverability analysis, an impairment loss is measured as the difference between the asset's carrying value and its fair value.
We have determined that indicators of potential impairment, including negative cash flows and our bankruptcy filing during the fourth quarter of 2024, were present as of December 31, 2024. These indicators prompted us to perform a recoverability analysis on our assets to assess whether any impairment losses should be recognized. In estimating the undiscounted future cash flows, we use certain assumptions, including, but not limited to, the estimated, undiscounted future cash flows expected to be generated by these assets, estimates of length of service the asset will be used in our operations and estimated salvage values. We assessed whether any impairment of our long-lived assets existed as of December 31, 2024 and have determined that the assets are recoverable. Our assumptions about future conditions important to our assessment of potential impairment of our long-lived assets are subject to uncertainty, and we will continue to monitor these conditions in future periods as new information becomes available and we will update our analyses accordingly.

Results of Operations
In 2024, we generated operating revenues of $4,913.4 million and had an operating loss of $1,105.4 million resulting in a negative operating margin of 22.5% and a net loss of $1,229.5 million. In 2023, we generated operating revenues of

$5,362.5 million and had an operating loss of $495.8 million, resulting in a negative operating margin of 9.2% and a net loss of $447.5 million. The decrease in operating revenues, year over year, is primarily due to a decrease in traffic of 3.5%, year over year, as well as a decrease in average yield of 5.1%, year over year. Increased loss on disposal of assets, aircraft rent expense, salaries, wages and benefits expense and landing fees and other rents expense compared to the prior year period, primarily contributed to higher operating expenses. These increases we partially offset by a decrease in aircraft fuel expense primarily due to a 13.0% decrease in fuel price per gallon and a 6.8% decrease in fuel gallons consumed.
As of December 31, 2024, our cash and cash equivalents was $902.1 million, an increase of $36.8 million compared to the prior year. Cash and cash equivalents is generally driven by cash from our operating activities as well as capital from debt and equity financings, offset by cash used to fund PDPs and capital expenditures and principal payments related to our long-term debt. In addition to cash and cash equivalents, as of December 31, 2024, we had $118.3 million in short-term investment securities.

Comparative Operating Statistics

The following tables set forth our operating statistics for the twelve month periods ended December 31, 2024 and 2023:

	Twelve Months Ended December 31,		Percent Change
	2024	2023
Operating Statistics (unaudited) (A):
Average aircraft	209.9	199.5	5.2%
Aircraft at end of period (B)	213	205	3.9%
Average daily aircraft utilization (hours)	9.9	11.1	(10.8)%
Departures	288,180	297,900	(3.3)%
Passenger flight segments (PFSs) (thousands)	44,180	44,105	0.2%
Revenue passenger miles (RPMs) (thousands)	43,671,009	45,243,787	(3.5)%
Available seat miles (ASMs) (thousands)	53,017,948	55,665,561	(4.8)%
Load factor (%)	82.4%	81.3%	1.1 pts
Total revenue per passenger flight segment ($)	111.21	121.58	(8.5)%
Average yield (cents)	11.25	11.85	(5.1)%
TRASM (cents)	9.27	9.63	(3.7)%
CASM (cents)	11.35	10.52	7.9%
Adjusted CASM (cents)	10.76	10.33	4.2%
Adjusted CASM ex-fuel (cents)	7.97	7.06	12.9%
Fuel gallons consumed (thousands)	551,819	591,796	(6.8)%
Average fuel cost per gallon ($)	2.68	3.08	(13.0)%

    (A) See "Glossary of Airline Terms" elsewhere in this annual report for definitions used in this table.
(B) Includes 21 aircraft recorded as assets held for sale on our consolidated balance sheets as of December 31, 2024. Refer to “Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies" for additional information on the aircraft recorded as assets held for sale.

Operating Revenues

	Year Ended 2024	% change 2024 versus 2023	Year Ended 2023
Operating revenues:
Passenger (thousands)	4,811,752	(8.7)%	5,268,161
Other (thousands)	101,669	7.7%	94,388
Total operating revenue (thousands)	$4,913,421	(8.4)%	$5,362,549

Total operating revenue per ASM (TRASM) (cents)	9.27	(3.7)%	9.63
Total revenue per passenger flight segment	$111.21	(8.5)%	$121.58
Operating revenues decreased by $449.1 million, or 8.4%, to $4,913.4 million in 2024 compared to 2023, primarily due to a decrease in average yield of 5.1% and decrease in traffic of 3.5%, year over year.
TRASM for 2024 was 9.27 cents, a decrease of 3.7% compared to 2023. This decrease was primarily a result of a 5.1% decrease in average yield, year over year.
Total revenue per passenger flight segment decreased 8.5% from $121.58 in 2023 to $111.21 in 2024. The decrease in total revenue per passenger flight segment was primarily due to a decrease of 5.1% in average yield, year over year.

Operating Expenses
The table below presents our unit operating costs (CASM) and year-over-year changes.

	Year Ended 2024	Change 2024 versus 2023		Year Ended 2023
	CASM	Per-ASM Change	Percent change	CASM
Operating expenses:
Salaries, wages and benefits	$3.19	$0.29	10.0%	$2.90
Aircraft fuel	2.79	(0.48)	(14.7)	3.27
Aircraft rent	1.02	0.34	50.0	0.68
Landing fees and other rentals	0.85	0.12	16.4	0.73
Depreciation and amortization	0.61	0.03	5.2	0.58
Maintenance, materials and repairs	0.41	0.01	2.5	0.40
Distribution	0.37	0.03	8.8	0.34
Special charges (credits)	0.07	(0.05)	NM	0.12
Loss (gain) on disposal of assets	0.52	0.46	NM	0.06
Other operating expenses	1.52	0.10	7.0	1.42
Total operating expense
CASM	11.35	0.83	7.9	10.52
Adjusted CASM (1)	10.76	0.43	4.2	10.33
Adjusted CASM ex fuel (2)	7.97	0.91	12.9	7.06
(1)Reconciliation of CASM to Adjusted CASM:

	Year Ended December 31,
	2024		2023
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		11.35		10.52
Less:
Special charges (credits)	$36.0	0.07	$69.5	0.12
Loss (gain) on disposal of assets	273.9	0.52	34.0	0.06
Litigation loss contingency	(1.7)	—	6.0	0.01
Furlough-related expenses	$4.9	0.01	$—	—
Adjusted CASM (cents)		10.76		10.33
(2)Excludes aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough-related expenses, litigation loss contingency adjustments recorded in the first and third quarters of 2024 and a litigation loss contingency recorded in the second quarter of 2023.

Operating expenses increased by $160.5 million, or 2.7%, in 2024 primarily due to an increase in loss on disposal of assets, aircraft rent expense, salaries, wages and benefits expense and landing fees and other rents expense, compared to the prior year period. These increases were partially offset by a decrease of 13.0% in fuel price per gallon and 6.8% of fuel gallons consumed, both of which contributed to a $342.0 million decrease in aircraft fuel expense, period over period.
Our Adjusted CASM ex-fuel for the twelve months ended December 31, 2024 was 7.97 cents, as compared to 7.06 cents for the twelve months ended December 31, 2023. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense, aircraft rent expense, landing fees and other rents expense and other operating expense.
Aircraft fuel expenses includes both into-plane expense, defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs, transportation taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier.
Aircraft fuel expense decreased by 18.8% from $1,821.2 million in 2023 to $1,479.2 million in 2024. This decrease was due to a 13.0% decrease in fuel price per gallon and a 6.8% decrease in fuel gallons consumed.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Twelve Months Ended December 31,
	2024	2023
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	551,819	591,796	(6.8)%
Into-plane fuel cost per gallon	$2.68	$3.08	(13.0)%
Aircraft fuel expense (per consolidated statements of operations)	$1,479,203	$1,821,165	(18.8)%

Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel.
Salaries, wages and benefits expense in 2024 increased by $72.3 million, or 4.5%, compared to 2023. This increase on a dollar basis was primarily driven by higher salaries, health benefits expense and 401(k) expense. On a dollar and per-ASM basis, the increases in salaries and 401(k) expense were driven by annual contractual rate increases related to the CBA with our pilots and flight attendants, as well as seniority-driven rate increases related to our pilots. The increase in health benefits was mainly driven by higher volume and value of claims, as compared to the prior year period. These increases were partially offset by a decrease in overtime expense, as compared to the prior year period, due to improved reserve ratios and lower departures.
Aircraft rent expense in 2024 increased by $160.7 million, or 42.1%, compared to 2023. This increase on a dollar and per-ASM basis in aircraft rent expense was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since 2023, we have recorded 27 new operating leases related to new and previously owned aircraft. In addition, the increase in aircraft rent expense on a dollar and per-ASM basis was a result of an increase in supplemental rent, period over period, driven by the accrual of lease return costs related to the return of two aircraft. This increase in supplemental rent was partially offset by the write-off of lease return costs related to one engine purchased off lease in the period.

Landing fees and other rents for 2024 increased by $42.7 million, or 10.5%, compared to 2023. On a dollar and per-ASM basis, landing fees and other rents expense primarily increased as a result of an increase in landing fees expense, facility rent expense and station baggage rent expense driven by higher rent rates and increased market share at high variable cost stations, period over period. In addition, landing fees and other rents expense increased due a decrease in signatory adjustment credits received as compared to the prior year period.
Depreciation and amortization increased by $4.4 million, or 1.4%, compared to the prior year. On a dollar and per-ASM basis, depreciation expense decreased, period over period, primarily due to the change in the mix of leased and owned aircraft. Since the prior year period, we retired 17 previously owned A319 aircraft and took delivery of 19 aircraft under direct operating leases. In addition, during the fourth quarter 2023 and first quarter 2024 we completed sale leaseback transactions on 25 previously owned aircraft, of which 8 resulted in operating leases (for which rent expense is recorded under aircraft rent). This decrease in depreciation expense was partially offset by an increase in computer software in the period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the consolidated statements of operations until the earlier of the next heavy maintenance event or end of the lease term. The amortization of heavy maintenance costs was $113.5 million and $79.8 million for the year ended December 31, 2024 and 2023, respectively. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. As our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If the amortization of heavy maintenance events was expensed within maintenance, materials and repairs expense in the consolidated statements of operations, our maintenance, materials and repairs expense would have been $342.0 million and $303.1 million for the year ended December 31, 2024 and 2023, respectively.
Maintenance, materials and repairs expense decreased by $5.6 million, or 2.5%, in 2024, as compared to 2023. The decrease in maintenance costs on a dollar basis was primarily related to AOG credits recognized in the period within maintenance, materials and repairs expense in the consolidated statements of operations. Refer to "Notes to Consolidated Financial Statements—1. Summary of Significant Accounting Policies" for additional information regarding the AOG credits. On a per-ASM basis, maintenance, materials and repairs expense remained relatively stable since the prior year period.
Distribution expense increased by $6.3 million, or 3.3%, in 2024, compared to 2023. The increase on a dollar and per-ASM basis was primarily due to higher advertising expense in the current year period, related to our new travel options and transformed guest experience. On a dollar basis, this increase was partially offset by a decrease in credit card fees primarily due to lower average fare, year over year, and also due to a decrease in sales from third-party travel agents.
Special charges (credits) for the year ended 2024 consisted of $28.1 million in legal, advisory and other fees related to the Merger Agreement with JetBlue, as well as $8.0 million related to the retention award program in connection with the Merger Agreement with JetBlue. Special charges (credits) for the year ended 2023 consisted of $50.0 million in legal, advisory and other fees related to the Merger Agreement with JetBlue, as well as $19.5 million related to the retention award program in connection with the Merger Agreement with JetBlue. For additional information, refer to "Notes to Consolidated Financial Statements— 4. Special Charges and Credits."
Loss (gain) on disposal of assets totaled $273.9 million for the year ended 2024. This loss on disposal of assets primarily consisted of a $282.5 million in impairment charges associated with our plan to early retire and sell 23 A320ceo and A321ceo aircraft, a $11.9 million loss related to the sale of 17 A319 airframes and 38 A319 engines, a $2.5 million loss related to the write-off of obsolete assets and other adjustment and a $1.7 million loss related to the 2 aircraft sale leaseback transactions (on existing aircraft). These losses were partially offset by a net gain of $25.1 million related to eight aircraft sale leaseback transactions related to new aircraft deliveries completed during the twelve months ended December 31, 2024. Loss (gain) on disposal of assets totaled $34.0 million for the year ended 2023. This loss on disposal of assets primarily consisted of a $32.1 million loss on 6 aircraft sale leaseback transactions (on existing aircraft), a net loss of $1.6 million related to the sale of 12 A319 airframes and 20 A319 engines, as well as a $3.3 million loss primarily related to the disposal of obsolete assets, partially offset by a net gain of $3.0 million related to 10 aircraft sale leaseback transactions related to new aircraft deliveries completed during the twelve months ended December 31, 2023.

Other operating expenses in 2024 increased by $15.3 million, or 1.9%, compared to 2023. The increase in other operating expenses on a dollar and per-ASM basis was primarily due to increased legal fees expense, ground property maintenance expense, in-flight food expense and outside services other expense, as compared to the prior year period. These increases were partially offset by a decrease in travel and lodging expense, simulator rent expense and litigation expense, as compared to the prior year period.

Other (Income) Expense

Other (income) expense, net increased from $62.8 million in 2023 to $184.3 million in 2024, primarily driven by higher reorganization expense related to expenses and losses incurred or realized as of or subsequent to the Petition Date, directly resulting from the Chapter 11 Cases. Additionally, the increase was due to higher special charges, non-operating expense, comprised of legal, advisory and other fees related the Company's Chapter 11 Case, incurred prior to Petition Date. In addition, the increase was due to an increase in interest expense related to the 18 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions, as well as lower favorable mark to market adjustments for the convertible notes due 2026 as compared to the prior year period. These increases were partially offset by the cash received during the first quarter of 2024 from JetBlue under the terms of the Termination Agreement. The decrease in interest income was primarily due to a reduction in our average cash balance throughout 2024 as compared to the prior year period.

Income Taxes

In 2024, our effective tax rate was 4.7% compared to 19.9% in 2023. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on recurring items such as the amount of income we earn in each state and the state tax rate applicable to such income. Discrete items particular to a given year may also affect our effective tax rates. We substantially increased our valuation allowance related to deferred tax assets for net operating loss carryforwards. The increase in the valuation allowance reduced our effective tax rate.

Liquidity and Capital Resources
We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year from the filing of this Annual Report on Form 10-K. We received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Case. On February 20, 2025, the Bankruptcy Court entered the Confirmation Order confirming the Plan. However, for the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan, our financial condition, liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Based on such evaluation and management’s current plans, which are subject to change, management believes there is substantial doubt about our ability to continue as a going concern.

For a discussion of our ongoing bankruptcy proceedings and our debtor-in-possession financing arrangements, see “Notes to Consolidated Financial Statements—3. Chapter 11 Proceedings” for additional information.

Our consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates our ability to successfully implement the plan of reorganization, the continuity of operations, realization of assets and liquidation of liabilities in the normal course of business, and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.
Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. As of December 31, 2024, we had $1,020.4 million in liquid assets comprised of unrestricted cash and cash equivalents and short-term investment securities.
During 2024, we have taken action to increase liquidity and strengthen our financial position. During March 2024, we entered into an Agreement with IAE, pursuant to which IAE provided us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft made unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024. Pratt & Whitney agreed to issue us $150.6 million in credits related to the AOG days through December 31, 2024, of which the entire amount was recognized in 2024. Beyond 2024, we also expect to continue to receive compensation from Pratt & Whitney for the loss of utilization of the GTF engines.

Furthermore, on April 3, 2024, we entered into Amendment No. 7 (the “Amendment”), to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 (the “Airbus Purchase Agreement”), with Airbus, which defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030 through 2031.
In addition, on July 2, 2024, we extended the final maturity of our revolving credit facility to September 30, 2026; and on October 15, 2024, we borrowed the entire available amount of $300.0 million under our revolving credit facility. Commencing the Chapter 11 Cases constituted an event of default that accelerated our obligations under the revolving credit facility, and as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations were automatically stayed as a result of the Chapter 11 Cases, and the rights of enforcement are subject to the applicable provisions of the Bankruptcy Code.

In addition, on July 2, 2024, we modified our existing agreement with our primary credit card processor to extend the term through December 31, 2025, including automatic extensions for two successive one-year terms. Based on the terms of the agreement, we deposited $200.0 million into a deposit account and $50.0 million into a restricted account. As such, the balance of the deposit account is included in cash and cash equivalents within our consolidated balance sheets, and the $50.0 million in the restricted account is included in restricted cash within our consolidated balance sheets. Additionally, as of December 31, 2024, we provided a deposit of $20.7 million to a credit card processor recorded within deposits and other current assets in our consolidated balance sheets. Refer to "Notes to Consolidated Financial Statements—7. Credit Card Processing and Arrangements" for additional information regarding our credit card processing arrangements and "Notes to Consolidated Financial Statements—13. Debt and Other Obligations" for additional information regarding our revolving credit facility.

Furthermore, on July 30, 2024, we entered into a direct lease transaction (the "Direct Lease Transaction") with AerCap Holdings N.V. ("AerCap") for 36 aircraft, which were scheduled for delivery between 2027 and 2028 (the "Leased Aircraft") that were originally part of our order book. Under the terms of the transaction, AerCap assumed the delivery positions for the Leased Aircraft and related PDP obligations. AerCap has agreed to lease each Leased Aircraft to us upon delivery by Airbus. Each of the leases will have fixed rent payments. In connection with the Direct Lease Transaction, on July 30, 2024, we entered into a transaction (the "PDP Transaction") whereby an amount equal to certain PDPs with respect to 52 aircraft currently scheduled for delivery between 2029 and 2031 (the "Other Aircraft"), subject to the Airbus Purchase Agreement, was paid to us (the "Funded PDPs") at closing of the PDP Transaction. The Direct Lease Transaction and the PDP Transaction, in the aggregate, resulted in $186.0 million of additional cash paid to us. Repayment of the Funded PDPs and related amounts with respect to the Other Aircraft will bear interest at a fixed rate.

On October 29, 2024, we entered into an aircraft sale and purchase agreement with GAT for the sale of 23 aircraft to GAT for an expected total gross purchase price of approximately $519 million, together with a contemporaneous escrow arrangement that involved the deposit of $50.0 million to be allocated equally to each such aircraft. The purchase and sale of the aircraft by GAT is subject to certain conditions precedent. The aircraft are planned for delivery through 2025. We estimate the net proceeds of the sale of these aircraft, combined with the early extinguishment of the aircraft-related long-term debt, will increase our liquidity by approximately $225 million through 2025. Refer to "Notes to Consolidated Financial Statements—5. Loss (Gain) on Disposal of Assets" for additional information.
During the fourth quarter of 2024, we drew on our existing revolving credit facility due 2026, entered into a DIP Credit Agreement for an aggregate principal amount of $300.0 million and secured a commitment from the Exit RCF Lenders to provide up to $300.0 million in financing in the form a senior secured revolving credit facility. For additional information on these transactions, refer to “Notes to Consolidated Financial Statements — Note 13, Debt and Other Obligations."

In addition, as part of our continued strategy to return to profitability, during the fourth quarter of 2024, we have identified approximately $80 million of annualized cost reductions that we began implementing in early 2025. These cost reductions are driven primarily by a reduction in workforce commensurate with our expected flight volume. For additional information on the cost reduction initiatives, refer to "Notes to Consolidated Financial Statements—17. Commitments and Contingencies".

As of December 31, 2024, we had $1.6 billion recorded within liabilities subject to compromise on our consolidated balance sheets related to our 8.00% senior secured notes, our convertible notes due 2025 and our convertible notes due 2026. Refer to "Notes to Consolidated Financial Statements —3. Chapter 11 Proceedings" for additional information.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft are acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the twelve months ended December 31, 2024, we took delivery of 19 aircraft under direct operating leases, 8 aircraft under sale leaseback transactions, 3 spare engines purchased with cash and purchased 1 spare engine off lease. During the twelve months ended December 31, 2024, we made $276.0 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During 2024, we paid $6.5 million in PDPs, net of refunds, and $14.5 million of capitalized interest for future deliveries of aircraft and spare engines. In addition, during the twelve months ended December 31, 2024, we received $362.8 million in PDPs related to sale leaseback transactions completed during the period for aircraft that were originally part of our order book, the 2024 Amendment entered into during the second quarter of 2024, as well as the Direct Lease Transaction and PDP Transaction entered into during the third quarter of 2024. As of December 31, 2024, we had $113.5 million of PDPs on flight equipment, including capitalized interest, on our consolidated balance sheets.

As of December 31, 2024, we had secured financing for 39 aircraft to be leased directly from third-party lessors and 3 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2028. We do not have financing commitments in place for the remaining 52 Airbus firm aircraft orders, scheduled for delivery through 2031. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity and capital market availability.

Net Cash Flows Provided (Used) By Operating Activities. Operating activities in 2024 used $758.1 million in cash compared to $246.7 million used in 2023. Cash used by operating activities during 2024 was primarily related to the net loss in the period, as well as an increase in deferred heavy maintenance and an increase in deposits and other assets. These increases were partially offset by higher non-cash expenses of depreciation and amortization, loss on disposal of assets and reorganization items, as well as an increase in other liabilities.

Operating activities in 2023 used $246.7 million in cash compared to $89.0 million used in 2022. Cash used by operating activities during 2023 was primarily related to the net loss in the period, as well as an increase in deferred heavy maintenance and a decrease in deferred income tax benefit in the period. The cash used in the period was partially offset by higher non-cash expense of depreciation and amortization, as well as increases in other liabilities and air traffic liability.

Net Cash Flows Provided (Used) By Investing Activities. During 2024, investing activities provided $463.6 million, compared to $36.5 million used in 2023. The cash provided was primarily related to refunds of PDPs related to the aircraft deferrals (per the 2024 Amendment), the Direct Lease Transaction and PDP Transaction entered into during 2024, as well as cash proceeds from the sale of property and equipment, partially offset by the cash used to purchase property and equipment.

During 2023, investing activities used $36.5 million, compared to $265.4 million used in 2022. The cash used was mainly driven by the purchase of property, plant and equipment.
Net Cash Provided (Used) By Financing Activities. During 2024, financing activities provided $380.3 million. Cash provided was mainly driven by proceeds of the issuance of long-term debt and proceeds from the DIP financing. The cash provided was offset by cash payments on debt obligations and payments to extinguish debt early. Refer to "Notes to Consolidated Financial Statements —13. Debt and Other Obligations" for additional information.

During 2023, financing activities used $198.0 million. Cash used was mainly driven by cash payments on debt obligations and payments to extinguish debt early, partially offset by the proceeds of the issuance of long-term debt. Refer to "Notes to Consolidated Financial Statements —13. Debt and Other Obligations" for additional information.
Commitments and Contractual Obligations
Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. On April 3, 2024, we entered into Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 with Airbus S.A.S. ("Airbus"). The Amendment (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030 through 2031, and (ii) adjusts the delivery periods of option aircraft from 2027 through 2029 to 2029 through 2031. On July 30, 2024, we entered into a direct lease transaction (the “Direct Lease Transaction”) with AerCap Holdings N.V. (“AerCap”) for 36 aircraft scheduled for delivery between 2027 and 2028 (the “Leased Aircraft”), which were originally part of our order book. Under the terms of the transaction, AerCap will assume the delivery positions for the Leased Aircraft and related pre-delivery payment ("PDP") obligations. AerCap has agreed to lease each Leased Aircraft to us upon delivery by Airbus. Each of the leases will have fixed rent payments.
As of December 31, 2024, our firm aircraft orders consisted of 55 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2031. As of December 31, 2024, we had secured financing for three aircraft, scheduled for delivery from Airbus from through 2025, which will be financed through sale leaseback transactions. We did not have financing commitments in place for the remaining 52 Airbus aircraft currently on firm order through 2031. However, we have signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus as of December 31, 2024 are included within the flight equipment purchase obligations in the table below.
In connection with the Direct Lease Transaction, on July 30, 2024, we entered into a transaction (the “PDP Transaction”) whereby certain PDPs with respect to 52 aircraft currently scheduled for delivery between 2029 and 2031 (the “Other Aircraft”), subject to the Airbus Purchase Agreement were paid to us (the “Funded PDPs”) at closing of the PDP Transaction. The Direct Lease Transaction and the PDP Transaction, in the aggregate, resulted in approximately $186 million of additional cash paid to us.
During the third quarter of 2021, we entered into an Engine Purchase Support Agreement which requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2024, we are committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.
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
In addition to the aircraft purchase agreement, as of December 31, 2024, we had secured financing for 39 aircraft to be leased directly from third-party lessors, scheduled for delivery through 2028. Aircraft rent commitments for future aircraft deliveries to be financed under these direct leases from third-party lessors and sale leaseback transactions are expected to be $20.5 million in 2025, $27.1 million in 2026, $88.3 million in 2027, $183.3 million in 2028, $229.4 million in 2029 and $2,204.1 million in 2030 and beyond. These future commitments are not included in the table below.
We have significant obligations for aircraft and spare engines as we had 164 leased aircraft, of which 146 aircraft were financed under operating leases and 18 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions, and 5 spare engines were financed under operating leases. Aircraft rent payments were $522.1 million and $389.6 million for 2024 and 2023, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $67.7 million and $6.5 million for 2024 and 2023, respectively, for aircraft which would have been deemed finance leases resulting in failed sale leaseback transactions. Refer to “Notes to Consolidated Financial Statements—13. Debt and Other Obligations” and “Notes to Consolidated Financial Statements—14. Leases" for additional information.
We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payment of debt and lease arrangements. The following table discloses aggregate information about our contractual obligations as of December 31, 2024 and the periods in which payments are due (in millions):

	Total	2025	2026 - 2027	2028 - 2029	2030 and beyond
Long-term debt (1)	$2,210	$415	$622	$342	$831
Interest and fee commitments (2)	465	76	156	127	106
Finance and operating lease obligations	7,619	569	1,071	994	4,985
Flight equipment purchase obligations (3)	3,628	153	195	1,422	1,858
Other (4)	86	41	43	2	—
Total future payments on contractual obligations	$14,008	$1,254	$2,087	$2,887	$7,780

(1)Includes principal only associated with the DIP financing, our fixed-rate loans (includes failed sale leaseback transactions), unsecured term loans, Class A Series 2015-1 EETCs, Class AA, Class A and Class B Series 2017-1 EETCs, and our revolving credit facility due 2026. Refer to “Notes to Consolidated Financial Statements—13. Debt and Other Obligations.” Excludes the principal related to our 8.00% senior secured notes due 2025, convertible notes due 2025 and convertible notes due 2026 as they have been classified as Liabilities Subject to Compromise on our consolidated balance sheets as of the Petition Date. Refer to “Notes to Consolidated Financial Statements —3. Chapter 11 Proceedings”, for additional information.

(2)Related to our fixed-rate loans (includes failed sale leaseback transactions), unsecured term loans and Class A Series 2015-1 EETCs and Class AA, Class A and Class B Series 2017-1 EETCs. Excludes the interest related to our 8.00% senior secured notes due 2025, convertible notes due 2025 and convertible notes due 2026 as they have been classified as “Liabilities Subject to Compromise” on our consolidated balance sheets as of the Petition Date. Refer to “Notes to Consolidated Financial Statements —3. Chapter 11 Proceedings”, for additional information.

(3)Includes estimated amounts for contractual price escalations and PDPs and other payments on flight equipment as of December 31, 2024.

(4)Primarily related to our new headquarters campus and residential building, reservation system and other miscellaneous subscriptions and services. Refer to “Notes to Consolidated Financial Statements—17. Commitments and Contingencies.”

Off-Balance Sheet Arrangements
As of December 31, 2024, we had a line of credit for $6.0 million related to corporate credit cards, collateralized by $6.0 million in restricted cash. As of December 31, 2024, we had drawn $0.9 million which is included within accounts payable on our consolidated balance sheets.
As of December 31, 2024, we had lines of credit with counterparties for derivatives in the amount of $3.5 million. We are required to post collateral for any excess above the lines of credit if the derivatives, if any, are in a net liability position. As of December 31, 2024, we did not hold any derivatives.
As of December 31, 2024, we had $11.9 million in surety bonds, primarily collateralized by a letter of credit and $68.0 million standby letters of credit collateralized by $68.0 million of restricted cash, representing an off balance-sheet commitment, of which $58.8 million were issued letters of credit.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding loss (gain) on disposal of assets, special charges (credits), furlough-related expenses, litigation loss contingency adjustments recorded in the first and third quarters of 2024 and a litigation loss contingency recorded in the second quarter of 2023, divided by ASMs.
“Adjusted CASM ex fuel” means operating expenses excluding aircraft fuel expense, loss (gain) on disposal of assets, special charges (credits), furlough-related expenses, litigation loss contingency adjustments recorded in the first and third quarters of 2024 and a litigation loss contingency recorded in the second quarter of 2023, divided by ASMs.
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
“Block hours” means the number of hours during which an aircraft is in revenue service, measured from the time of gate departure before take-off until the time of gate arrival at the destination.
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
Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the year ended December 31, 2024, represented approximately 24.6% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption, a hypothetical 10% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel cost for 2024 by $147.9 million.
Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $118.3 million as of December 31, 2024.
Fixed-Rate Debt. As of December 31, 2024, we had $1,465.2 million outstanding in fixed-rate debt related to 38 Airbus A320 aircraft and 29 Airbus A321 aircraft, which had a fair value of $1,413.2 million. In addition, as of December 31, 2024, we had $136.3 million outstanding in fixed-rate debt related to our unsecured term loans, which had a fair value of $130.4 million.
Variable-Rate Debt. As of December 31, 2024, we had $609.0 million outstanding in variable-rate debt, which had a fair value of $609.0 million. A hypothetical increase of 100 basis points in average annual interest rates would have increased the annual interest expense on our variable-rate long-term debt by $31 thousand in 2024.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Spirit Airlines, Inc.
Consolidated Statements of Operations
(In thousands, except per-share data)

	Year Ended December 31,
	2024	2023	2022

Operating revenues:
Passenger	$4,811,752	$5,268,161	$4,989,365
Other	101,669	94,388	79,082
Total operating revenues	4,913,421	5,362,549	5,068,447
Operating expenses:
Salaries, wages and benefits	1,689,083	1,616,803	1,251,225
Aircraft fuel	1,479,203	1,821,165	1,929,969
Aircraft rent	541,909	381,239	282,428
Landing fees and other rents	451,008	408,262	347,268
Depreciation and amortization	325,273	320,872	313,090
Maintenance, materials and repairs	217,738	223,339	187,820
Distribution	197,197	190,891	177,557
Special charges (credits)	36,029	69,537	420,172
Loss (gain) on disposal of assets	273,871	33,966	46,624
Other operating	807,488	792,232	711,211
Total operating expenses	6,018,799	5,858,306	5,667,364

Operating income (loss)	(1,105,378)	(495,757)	(598,917)
Other (income) expense:
Interest expense	219,094	169,191	139,905
Loss (gain) on extinguishment of debt	(14,937)	(15,411)	—
Capitalized interest	(18,087)	(33,360)	(22,818)
Interest income	(48,324)	(61,647)	(20,083)
Other (income) expense	(65,694)	4,065	4,818
Special charges, non-operating	15,493	—	—
Reorganization expense	96,780	—	—
Total other (income) expense	184,325	62,838	101,822

Income (loss) before income taxes	(1,289,703)	(558,595)	(700,739)
Provision (benefit) for income taxes	(60,208)	(111,131)	(146,589)

Net income (loss)	$(1,229,495)	$(447,464)	$(554,150)
Basic earnings (loss) per share	$(11.23)	$(4.10)	$(5.10)
Diluted earnings (loss) per share	$(11.23)	$(4.10)	$(5.10)
`

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$(1,229,495)	$(447,464)	$(554,150)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $(32), $84 and $(65)	169	287	(216)
Interest rate derivative loss reclassified into earnings, net of taxes of $17, $72 and $47	86	242	152
Other comprehensive income (loss)	$255	$529	$(64)
Comprehensive income (loss)	$(1,229,240)	$(446,935)	$(554,214)

See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Balance Sheets
(In thousands, except share data)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$902,057	$865,211
Restricted cash	168,390	119,400
Short-term investment securities	118,334	112,501
Accounts receivable, net	178,955	205,468
Prepaid expenses and other current assets	278,366	207,700
Assets held for sale	463,020	1,847
Total current assets	2,109,122	1,512,127

Property and equipment:
Flight equipment	2,736,461	3,961,785
Other property and equipment	784,195	726,364
Less accumulated depreciation	(1,027,872)	(1,169,021)
	2,492,784	3,519,128
Operating lease right-of-use assets	4,583,734	3,561,028
Pre-delivery deposits on flight equipment	113,493	480,717
Deferred heavy maintenance, net	241,094	313,505
Other long-term assets	54,951	30,732
Total assets	$9,595,178	$9,417,237

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$32,385	$42,098
Air traffic liability	436,813	383,751
Current maturities of long-term debt, net, and finance leases	436,532	315,580
Current maturities of operating leases	257,796	224,865
Other current liabilities	605,839	705,298
Total current liabilities	1,769,365	1,671,592

Long-term debt and finance leases, less current maturities	1,761,215	3,055,221
Operating leases, less current maturities	4,335,106	3,298,871
Deferred income taxes	51,927	107,761
Deferred gains and other long-term liabilities	122,595	149,450
Liabilities subject to compromise	1,635,104	—

Shareholders’ equity (deficit):
Common stock: Common stock, $0.0001 par value, 240,000,000 shares authorized at December 31, 2024 and 2023, respectively; 111,661,332 and 111,303,660 issued and 109,525,063 and 109,263,005 outstanding as of December 31, 2024 and 2023, respectively	11	11
Additional paid-in-capital	1,173,692	1,158,278
Treasury stock, at cost: 2,136,269 and 2,040,655 as of December 31, 2024 and 2023, respectively	(81,285)	(80,635)
Retained earnings (deficit)	(1,172,740)	56,755
Accumulated other comprehensive income (loss)	188	(67)
Total shareholders’ equity (deficit)	(80,134)	1,134,342
Total liabilities and shareholders’ equity (deficit)	$9,595,178	$9,417,237
See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities:
Net income (loss)	$(1,229,495)	$(447,464)	$(554,150)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Losses reclassified from other comprehensive income	103	314	199
Share-based compensation	7,210	11,963	11,483
Allowance for doubtful accounts (recoveries)	822	159	(108)
Amortization of debt issuance costs	13,100	15,454	13,468
Depreciation and amortization	325,273	320,872	313,090
Accretion of convertible debt and 8.00% senior secured notes	3,821	4,210	1,421
Amortization of debt discount	10,156	8,145	13,962
Deferred income tax benefit	(58,215)	(119,239)	(148,611)
Fixed asset impairment charges	—	—	333,691
Loss (gain) on disposal of assets	273,871	33,966	46,624
Reorganization items	85,554	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	26,797	(8,351)	(68,340)
Deposits and other assets	(76,744)	4,215	(28,883)
Deferred heavy maintenance	(86,412)	(202,926)	(149,287)
Income tax receivable	(96)	36,261	1,629
Accounts payable	(40,124)	(34,051)	9,032
Air traffic liability	53,062	(45,867)	47,301
Other liabilities	(63,688)	176,440	68,389
Other	(3,082)	(762)	68
Net cash provided by (used in) operating activities	(758,087)	(246,661)	(89,022)

Investing activities:
Purchase of available-for-sale investment securities	(161,745)	(127,627)	(110,690)
Proceeds from the maturity and sale of available-for-sale investment securities	160,350	125,570	109,500
Proceeds from sale of property and equipment	232,564	230,788	—
Pre-delivery deposit and other payments on flight equipment	(6,471)	(86,245)	(188,908)
Pre-delivery deposit refunds on flight equipment	362,765	109,401	180,410
Capitalized interest	(14,475)	(21,860)	(18,166)
Assets under construction for others	1,568	(10,972)	(2)
Purchase of property and equipment	(110,955)	(255,563)	(237,584)
Net cash provided by (used in) investing activities	463,601	(36,508)	(265,440)
Financing activities:
Proceeds from issuance of long-term debt	423,500	457,950	591,000
Proceeds from DIP financing	300,000	—	—
Payments on debt obligations	(185,446)	(337,475)	(193,033)
Payments for the early extinguishment of debt	(140,679)	(323,251)	—
Payments on finance lease obligations	(312)	(496)	(842)
Reimbursement for assets under construction for others	(1,568)	10,974	2
Repurchase of common stock	(650)	(2,637)	(2,359)
Debt and equity financing costs	(14,523)	(3,027)	(3,471)
Net cash provided by (used in) financing activities	380,322	(197,962)	391,297
Net increase (decrease) in cash, cash equivalents, and restricted cash	85,836	(481,131)	36,835
Cash, cash equivalents, and restricted cash at beginning of period (1)	984,611	1,465,742	1,428,907
Cash, cash equivalents, and restricted cash at end of period (1)	$1,070,447	$984,611	$1,465,742
Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$176,187	$138,380	$107,443
Income taxes paid (received), net	$3,548	$(32,854)	$(82)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$532,499	$400,999	$295,468
Financing cash flows for finance leases	$33	$30	$57
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$274	$145	$—
Capital expenditures funded by operating lease borrowings	$1,312,237	$1,076,456	$897,109

(1) The sum of cash and cash equivalents and restricted cash on the consolidated balance sheets equals cash, cash equivalents, and restricted cash in the consolidated statements of cash flows.
See accompanying Notes to Consolidated Financial Statements.

Spirit Airlines, Inc.
Consolidated Statements of Shareholders’ Equity (Deficit)
(In thousands)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2021	$11	$1,131,826	$(75,639)	$1,058,369	$(532)	$2,114,035
Convertible debt conversions	—	2,706	—	—	—	2,706
Share-based compensation	—	11,483	—	—	—	11,483
Repurchase of common stock	—	—	(2,359)	—	—	(2,359)
Changes in comprehensive income (loss)	—	—	—	—	(64)	(64)
Net income (loss)	—	—	—	(554,150)	—	(554,150)
Balance at December 31, 2022	$11	$1,146,015	$(77,998)	$504,219	$(596)	$1,571,651
Convertible debt conversions	—	300	—	—	—	300
Share-based compensation	—	11,963	—	—	—	11,963
Repurchase of common stock	—	—	(2,637)	—	—	(2,637)
Changes in comprehensive income (loss)	—	—	—	—	529	529
Net income (loss)	—	—	—	(447,464)	—	(447,464)
Balance at December 31, 2023	$11	$1,158,278	$(80,635)	$56,755	$(67)	$1,134,342
Share-based compensation	—	7,210	—	—	—	7,210
Repurchase of common stock	—	—	(650)	—	—	(650)
Derivative liability	—	8,204	—	—	—	8,204
Changes in comprehensive income (loss)	—	—	—	—	255	255
Net income (loss)	—	—	—	(1,229,495)	—	(1,229,495)
Balance at December 31, 2024	$11	$1,173,692	$(81,285)	$(1,172,740)	$188	$(80,134)

See accompanying Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements
1.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Spirit Airlines, Inc. ("Spirit") and its consolidated subsidiaries (the "Company"). Spirit is headquartered in Dania Beach, Florida, offers affordable travel to value-conscious customers and serves destinations throughout the United States, Latin America and the Caribbean. Spirit manages operations on a system-wide basis due to the interdependence of its route structure in the various markets served.
The classification of certain prior year amounts have been adjusted on the Company's consolidated financial statements and these Notes to conform to current year classifications.

On November 18, 2024 (the “Petition Date”), Spirit commenced a voluntary case (the “Chapter 11 Case”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and, on November 25, 2024, its subsidiaries also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Case (collectively, the “Chapter 11 Cases”). The filing of the Chapter 11 Cases constituted defaults, termination events and/or amortization events with respect to certain of the Company's existing debt obligations.

Upon emergence, the Company expects to adopt fresh start accounting in accordance with ASC 852, Reorganizations. Under fresh start accounting rules, as of the Effective Date of the Plan, the Company’s assets and liabilities will be adjusted to fair value and its accumulated deficit will be restated to zero, which the Company expects will result in material adjustments to the recorded value of certain of its assets and liabilities. As a result, the Company may incur higher depreciation and amortization expense following the Effective Date. In addition, the Company may adopt accounting policy changes as part of fresh start accounting and such policies could result in material changes to its financial reporting and results. The actual impact of the application of fresh start accounting and any such accounting policy changes will be determined by management upon and following the Effective Date. As a result of the application of fresh start accounting and the effects of the implementation of the Plan, the Company expects that its financial condition and results of operations following the Chapter 11 Emergence will not be comparable to the financial condition and results of operations reflected in its historical financial statements.

Going Concern

The Company’s consolidated financial statements have been prepared assuming that it will continue as a going concern, which contemplates continuity of operations, realization of assets and liquidation of liabilities in the normal course of business. During the Chapter 11 Cases, the Company’s ability to continue as a going concern is contingent upon the Company’s ability to successfully implement the Company’s Plan, among other factors.
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
The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year from the filing of this Annual Report on Form 10-K. On the “Petition Date”, the Company commenced the Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court. On November 25, 2024, under the terms of the Restructuring Support Agreement, certain of Spirit’s subsidiaries (together with Spirit, the “Company Parties”) filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Cases. Since the Petition Date, the Company has been operating its businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company received approval from the Bankruptcy Court for a variety of “first day” motions to continue its ordinary course operations during the Chapter 11 Case. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan, its financial condition, liquidity and its continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of the Company’s control, including actions of the

Notes to Consolidated Financial Statements—(Continued)
Bankruptcy Court. The Company can give no assurances that it will be able to secure additional sources of funds to support its operations, or, if such funds are available to the Company, that such additional financing will be sufficient to meet its needs. Based on such evaluation and management’s current plans, which are subject to change and include implementation of discretionary cost reduction strategies and the sale of certain of its owned aircraft, management believes there is substantial doubt about the Company’s ability to continue as a going concern.
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
Restricted Cash
The Company's restricted cash is comprised of cash held in an account subject to a control agreement to be used for the payment of interest and fees on the Company's 8.00% senior secured notes, cash held in an account subject to a control agreement under its credit card processing agreement, pledged cash pursuant to its corporate credit cards and cash pledged as collateral against the Company's standby letters of credit.
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
Accounts Receivable
Accounts receivable primarily consist of amounts due from credit card processors associated with the sales of tickets, amounts due from the Internal Revenue Service related to federal excise fuel tax and amounts expected to be received related to the CARES Employee Retention credit. The Company records an allowance for amounts not expected to be collected. The Company estimates the allowance based on historical write-offs and aging trends as well as an estimate of the expected lifetime credit losses. The allowance for doubtful accounts was immaterial as of December 31, 2024 and 2023.
In addition, the provision for doubtful accounts and write-offs for 2024, 2023 and 2022 were each immaterial.
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

Notes to Consolidated Financial Statements—(Continued)
The depreciable lives used for the principal depreciable asset classifications are:

Estimated Useful Life
Aircraft, engines and flight simulators	25
Spare rotables and flight assemblies	7 to 25 years
Other equipment and vehicles	5 to 7 years
Internal use software	3 to 10 years
Finance leases	Lease term or estimated useful life of the asset
Leasehold improvements	Lesser of lease term or estimated useful life of the improvement
Buildings	Lesser of lease term or 40 years
As of December 31, 2024, the Company had 46 aircraft (including 18 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and excluding 21 aircraft recorded as assets held for sale on its consolidated balance sheets as of December 31, 2024), 32 spare engines and 4 flight simulators capitalized within flight equipment with depreciable lives of 25 years.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company built its new headquarters campus and a 200-unit residential building. As of December 31, 2024, the 8.5-acre parcel of land and related construction costs were capitalized within other property and equipment on the Company's consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's consolidated balance sheets.
    The following table illustrates the components of depreciation and amortization expense:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Depreciation	$177,872	$218,106	$199,118
Amortization of heavy maintenance	113,522	79,768	96,707
Amortization of capitalized software	33,879	22,998	17,265
Total depreciation and amortization	$325,273	$320,872	$313,090
The Company capitalizes certain internal and external costs associated with the acquisition and development of internal-use software for new products, and enhancements to existing products, that have reached the application development stage and meet recoverability tests. Capitalized costs include external direct costs of materials and services utilized in developing or obtaining internal-use software, and labor cost for employees who are directly associated with, and devote time, to internal-use software projects. Capitalized computer software, included as a component of other property and equipment in the accompanying consolidated balance sheets, net of amortization, was $48.8 million and $53.6 million at December 31, 2024 and 2023, respectively.
The Company records amortization of capitalized software on a straight-line basis within depreciation and amortization expense in the accompanying consolidated statements of operations. The Company placed in service internal-use software of $29.2 million, $35.5 million and $25.7 million, during the years ended 2024, 2023 and 2022, respectively.
Deferred Heavy Maintenance, net
The Company accounts for heavy maintenance and major overhaul under the deferral method whereby the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the consolidated statements of operations until the earlier of the next heavy maintenance event or the end of the lease term. Deferred heavy maintenance, net was $241.1 million and $313.5 million at December 31, 2024 and 2023, respectively.
Operating Lease Right-of-Use Asset and Liabilities
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. Right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company's

Notes to Consolidated Financial Statements—(Continued)
leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Company uses publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. The Company has options to extend certain of its operating leases for an additional period of time and options to early terminate several of its operating leases. The lease term consists of the noncancellable period of the lease, periods covered by options to extend the lease if the Company is reasonably certain to exercise the option and periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise the option. The Company's lease agreements do not contain any residual value guarantees. The Company elected to not separate non-lease components from the associated lease component for all underlying classes of assets with lease and non-lease components.
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
Pre-Delivery Deposits on Flight Equipment
The Company is required to make pre-delivery deposit payments ("PDPs") towards the purchase price of each new aircraft and engine prior to the scheduled delivery date. These deposits are initially classified as pre-delivery deposits on flight equipment on the Company's consolidated balance sheets until the aircraft or engine is delivered, at which time the related PDPs are deducted from the final purchase price of the aircraft or engine and are reclassified to flight equipment on the Company's consolidated balance sheets. The Company may also be entitled to refunds of PDPs resulting from sale leaseback transactions for aircraft previously included in the Company’s order book, as well as any agreements that modify the timing of aircraft deliveries or involve the removal of aircraft from its order book. For additional information on transactions entered into by the Company in 2024 that provided PDP refunds, refer to Note 17, Commitments and Contingencies.
In addition, the Company capitalizes the interest that is attributable to the outstanding PDP balances as a percentage of the related debt on which interest is incurred. Capitalized interest represents interest cost incurred during the acquisition period of a long-term asset and is the amount which theoretically could have been avoided had the Company not paid PDPs for the related aircraft or engines.
Related interest is capitalized and included within pre-delivery deposits on flight equipment through the acquisition period until delivery is taken of the aircraft or engine and the asset is ready for service. Once the aircraft or engine is delivered, the capitalized interest is also reclassified into flight equipment on the Company's consolidated balance sheets along with the related PDPs as they are included in the cost of the aircraft or engine. Capitalized interest for 2024, 2023 and 2022 was primarily related to the interest incurred on long-term debt.
Assets Held for Sale
As of December 31, 2024 and 2023, the Company had $463.0 million and $1.8 million, respectively, recorded within assets held for sale in its consolidated balance sheets.
The Company's assets held for sale as of December 31, 2024 primarily consisted of 21 aircraft currently under contract for sale. On October 29, 2024, the Company entered into an aircraft sale and purchase agreement with GA Telesis, LLC (“GAT”) for the sale of 23 A320ceo and A321ceo aircraft to GAT, of which 2 were sold in December 2024. Currently, these aircraft are not being utilized within the operation and are available for immediate sale.
The Company's assets held for sale as of December 31, 2023 primarily consisted of rotable aircraft parts.

During the fourth quarter of 2024, the Company concluded that Management’s plan to early retire and sell the 23 aircraft met the required criteria to be classified as held for sale. As a result, the Company recorded the estimated fair value, less cost to sell, of these aircraft within assets held for sale on its consolidated balance sheets. When long-lived assets are identified as held for sale and the required criteria are met, the Company reclassifies the assets from property and equipment to assets held for sale on the Company's consolidated balance sheets and discontinues depreciation. The fair values were determined using Level 3 fair value inputs primarily based on the agreed upon sales price for each aircraft. Additionally, the Company recognized $282.5 million in impairment-related charges, reflecting the excess of the carrying amount (including related deferred heavy maintenance, net) over the estimated fair value. These impairment charges were recorded within loss (gain) on disposal of assets in the Company’s consolidated statement of operations during 2024. For additional information, refer to Note 5, Loss (Gain) on Disposal of Assets.
Measurement of Asset Impairments

Notes to Consolidated Financial Statements—(Continued)
The Company records impairment charges on long-lived assets used in operations when events and circumstances indicate that the assets may be impaired, the undiscounted future cash flows estimated to be generated by those assets are less than the carrying amount of those assets, and the net book value of the assets exceeds their estimated fair value. Factors which could be indicators of impairment include but are not limited to (1) a decision to permanently remove flight equipment or other long-lived assets from operations, (2) significant changes in the estimated useful life, (3) significant changes in projected cash flows, (4) permanent and significant declines in related fair values and (5) changes to the regulatory environment. If an impairment indicator is identified, the Company conducts a recoverability analysis. In performing the analysis, the Company uses certain assumptions, including, but not limited to: (i) estimated fair value of the assets; and (ii) estimated, undiscounted future cash flows expected to be generated by these assets, which are based on additional assumptions such as asset utilization, length of service the asset will be used in the Company’s operations, and estimated salvage values. Depending on the results of the recoverability analysis, an impairment loss is measured as the difference between the asset's carrying value and its fair value.
The Company has determined that indicators of potential impairment, including negative cash flows and its bankruptcy filing during the fourth quarter of 2024, were present as of December 31, 2024. These indicators prompted the Company to perform a recoverability analysis on its assets to assess whether any impairment losses should be recognized. In estimating the undiscounted future cash flows, the Company uses certain assumptions, including, but not limited to, the estimated, undiscounted future cash flows expected to be generated by these assets, estimates of length of service the asset will be used in the Company’s operations and estimated salvage values. The Company assessed whether any impairment of its long-lived assets existed as of December 31, 2024 and has determined that the assets are recoverable. The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available and will update its analyses accordingly.
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
The Company concluded that the net book value of this specific asset group of owned A319 aircraft was not recoverable as of December 31, 2022, due to changes to the estimated future cash flows primarily driven by the significant reductions to their remaining operating lives. As a result, during 2022, the Company recognized $333.7 million in impairment-related charges for the amount by which the carrying amount of this asset group, including the related net capitalized maintenance, exceeded its estimated fair value. During 2022, the impairment charges were recorded within special charges (credits) in the Company’s consolidated statement of operations. The fair values of these assets were determined using Level 3 fair value inputs primarily based on the agreed upon sales price for each aircraft, adjusted for estimated utilization in the period of operation from December 31, 2022 to the expected future sales date. For additional information, refer to Note 5, Loss (Gain) on Disposal of Assets.
Passenger Revenues

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
Passenger revenues are generally recognized once the related flight departs. Accordingly, the value of tickets and ancillary products sold in advance of travel is included under the Company's current liabilities as “air traffic liability,” or “ATL”, until the related air travel is provided. As of December 31, 2024 and December 31, 2023, the Company had ATL balances of $436.8 million and $383.8 million, respectively. Substantially all of the Company's ATL as of December 31, 2024 is expected to be recognized within 12 months of the respective balance sheet date.
Changes and cancellations. An unused ticket expires at the date of scheduled travel, at which time a service charge is assessed, and is recognized as revenue at the date of scheduled travel. However, customers may elect to change or cancel their itinerary prior to the date of departure. In 2024, the Company launched its no change or cancel fee policy for its bundled travel

Notes to Consolidated Financial Statements—(Continued)
options. Guests are required to pay the difference in fare if the new trip is more expensive or receive a credit if the new trip is less expensive.

Any unused amount is placed in a credit shell which generally expires 12 months from the date the credit shell is created. Prior to May 2024, credit shells generally expired 90 days from the date the credit shell was created. Credit shells can be used towards the purchase of a new ticket and the Company’s other service offerings. Credit shell amounts are recorded as deferred revenue and amounts expected to expire unused are estimated based on historical experience.

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

Loyalty Program

The Company operates the Spirit Saver$ Club®, which is a subscription-based loyalty program that allows members access to exclusive, extra-low fares, as well as discounted prices on bags and seats, shortcut boarding and security, and exclusive offers on hotels, rental cars and other travel necessities. The Company also operates the Free Spirit loyalty program (the "Free Spirit Program"), which attracts members and partners and builds customer loyalty for the Company by offering a variety of awards, benefits and services. Free Spirit loyalty program members earn and accrue points for dollars spent on Spirit for flights and other non-fare services, as well as services from non-air partners such as retail merchants, hotels or car rental companies. Customers can also earn points based on their spending with the Company's co-branded credit card company with which the Company has an agreement to sell points. The Company's co-branded credit card agreement provides for joint marketing pursuant to which cardholders earn points by making purchases using co-branded cards. Points earned and accrued by Free Spirit loyalty program members can be redeemed for travel awards such as free (other than taxes and government-imposed fees), discounted or upgraded travel. The Company's agreement with the administrator of the Free Spirit affinity credit card program expires on December 31, 2028.
The Company defers the amount of award travel obligations as part of loyalty deferred revenue within ATL on the Company's consolidated balance sheets and recognizes loyalty travel awards in passenger revenues as points are used for travel or expire unused.

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

The Company's co-branded credit card agreement provides for joint marketing where cardholders earn points for making purchases using co-branded cards. During 2023, the Company extended its agreement with the administrator of the Free Spirit affinity credit card program through December 31, 2028. The Company accounts for this agreement consistently with the accounting method that allocates the consideration received to the individual products and services delivered. The value is

Notes to Consolidated Financial Statements—(Continued)
allocated based on the relative stand-alone selling prices of those products and services, which generally consists of (i) points to be awarded, (ii) airline benefits, collectively referred to as the "award travel components," (iii) licensing of brand and access to member lists and (iv) advertising and marketing efforts, collectively referred to as the "marketing components." Revenue allocated to the award travel components are recorded in passenger revenues, while the revenue allocated to the marketing components are recorded in other revenues. The Company determined the estimate of the stand-alone selling prices by considering discounted cash flow analysis using multiple inputs and assumptions, including: (1) the expected number of points awarded and number of points redeemed, (2) the estimated stand-alone selling price of the award travel obligation and airline benefits, (3) licensing of brand access to member lists and (4) the cost of advertising and marketing efforts undertaken by the Company.

The Company defers the amount for award travel obligation as part of loyalty deferred revenue. These amounts that are expected to be redeemed during the following twelve months are recorded within ATL on the Company's consolidated balance sheet and the portion that is expected to be redeemed beyond the following twelve months is recorded within long-term liabilities on the consolidated balance sheet. In addition, the Company recognizes loyalty travel awards in passenger revenue as the points are used for travel. Revenue allocated to the marketing components are recorded in other revenue as points are delivered. Total unrecognized revenue from future Free Spirit Program was $101.5 million and $104.6 million at December 31, 2024 and 2023, respectively. The current portion of this balance is recorded within air traffic liability and the long-term portion of this balance is recorded within deferred gains and other long-term liabilities in the accompanying consolidated balance sheets.
    The following table illustrates total cash proceeds received from the sale of points and the portion of such proceeds recognized in passenger revenue immediately as marketing component:

	Consideration received from credit card loyalty programs	Portion of proceeds recognized immediately as marketing component
Year Ended	(in thousands)
December 31, 2024	$85,812	$51,220
December 31, 2023	93,147	48,071
December 31, 2022	80,970	40,987

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
Amortization of heavy maintenance and major overhaul costs charged to depreciation and amortization expense was $113.5 million, $79.8 million and $96.7 million for the years ended 2024, 2023 and 2022, respectively. During the years ended 2024, 2023 and 2022, the Company deferred $86.4 million, $202.9 million and $149.3 million, respectively, of costs for heavy maintenance. As of December 31, 2024 and 2023, the Company had a deferred heavy maintenance balance of $577.3 million and $529.8 million, and accumulated heavy maintenance amortization of $273.8 million and $216.2 million, respectively.

Notes to Consolidated Financial Statements—(Continued)
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
The table below summarizes the components of the Company’s maintenance cost:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Utilization-based maintenance expense	$103,232	$117,458	$97,930
Non-utilization-based maintenance expense	114,506	105,881	89,890
Total maintenance, materials and repairs	$217,738	$223,339	$187,820
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
When determining the probability to accrue lease return costs, there are various estimated costs and factors which need to be considered such as the contractual terms of the lease agreement, current condition of the aircraft, the age of the aircraft at lease expiration, projected number of hours run on the engine at the time of return, and the number of projected cycles run on the airframe at the time of return, among others. Management assesses the need to accrue lease return costs periodically throughout the year or whenever facts and circumstances warrant an assessment. Lease return costs will generally be estimable closer to the end of the lease term but may be estimable earlier in the lease term depending on the contractual terms of the lease agreement and the timing of maintenance events for a particular aircraft.
Aircraft Fuel
Aircraft fuel expense includes jet fuel and associated into-plane costs, taxes, and oil, and realized and unrealized gains and losses associated with fuel derivative contracts, if any.
Advertising
The Company expenses advertising and the production costs of advertising as incurred. Marketing and advertising expenses of $26.8 million, $9.0 million and $9.2 million for the years ended 2024, 2023 and 2022, respectively, were recorded within distribution expense in the consolidated statements of operations.
Income Taxes
The Company accounts for income taxes using the asset and liability method. The Company records a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will be not realized. As of December 31, 2024 and 2023, the Company had a valuation allowance of $226.4 million and $17.7 million, respectively, recorded within deferred income taxes on the Company's consolidated balance sheets. For additional information, refer to Note 16, Income Taxes.

Notes to Consolidated Financial Statements—(Continued)
Stock-Based Compensation
The Company recognizes cost of employee services received in exchange for awards of equity instruments based on the fair value of each instrument at the date of grant. For the majority of awards, compensation expense is recognized on a straight-line basis over the period during which an employee is required to provide service in exchange for an award. Certain awards have performance conditions that must be achieved prior to vesting and are expensed based on the expected achievement at each reporting period. The Company has issued restricted stock awards, performance share award and performance and market share awards. Restricted stock awards are valued at the fair value of the shares on the date of grant. The fair value of performance share awards based on a market condition are estimated through the use of a Monte Carlo simulation model. The fair value of performance share awards based on a performance condition is based on the fair value of the shares on the date of grant. The performance share awards based on a performance condition are evaluated at each report date and adjustments are made to stock-based compensation expense based on the number of shares deemed probable of issuance upon vesting. The fair value of the market and performance share awards are estimated through the use of a Monte Carlo simulation model and adjusted based on the number of shares deemed probable of issuance upon vesting. For additional information, refer to Note 11, Stock-Based Compensation.
Pratt & Whitney AOG Credits
On July 25, 2023, RTX Corporation, parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW 1100G-JM geared turbo fan (“GTF”) fleet, which powers the Company's A320neo family of aircraft.

On March 26, 2024, the Company entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE provided the Company with a monthly credit, subject to certain conditions, as compensation for each of the Company's aircraft unavailable for operational service due to GTF engine issues from October 1, 2023 through the end of 2024.

The credits were accounted for as vendor consideration in accordance with ASC 705-20 and were recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to the Company’s progress towards earning the credits. Pratt & Whitney agreed to issue the Company $150.6 million in credits related to the aircraft on ground ("AOG") days through December 31, 2024, of which the entire amount was recognized in 2024. As of December 31, 2024, the Company had recorded $122.2 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on the Company's consolidated balance sheets. During the twelve months ended December 31, 2024, the Company recorded $28.4 million of these credits on the Company's consolidated statements of operations within maintenance, materials and repairs and aircraft rent. In addition, during the twelve months ended December 31, 2024, the Company recognized lower depreciation expense of $11.4 million related to credits recognized as a reduction of the cost basis of assets purchased from IAE in depreciation and amortization within the Company's consolidated statements of operations.

The temporary removal of engines from service is expected to continue through at least 2026. The Company is currently discussing arrangements with Pratt & Whitney for any of its aircraft that remain unavailable for operational service after December 31, 2024.
Concentrations of Risk
Aircraft Fuel. The Company’s business may be adversely affected by increases in the price of aircraft fuel, the volatility of the price of aircraft fuel, or both. Aircraft fuel, one of the Company’s largest expenditures, represented approximately 25%, 31% and 34% of total operating expenses in 2024, 2023 and 2022, respectively.
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
Weather Conditions. The Company’s operations will continue to be vulnerable to weather conditions (including hurricane season or snow and severe winter weather), which could disrupt service or create air traffic control problems. These events may result in decreased revenue and/or increased costs.

Notes to Consolidated Financial Statements—(Continued)
Limited number of vendors. The Company relies on a limited number of vendors for the delivery of additional aircraft and engines - currently Airbus A320-family, single-aisle aircraft, powered by engines manufactured by IAE and Pratt & Whitney. Due to the relatively small size of the Company's fleet and high utilization rate, the unavailability of aircraft and engines, as well as the reduced capacity, resulting from delivery delays or performance issues from these vendors, could have a material adverse effect on the Company’s business, results of operations and financial condition.
Employees. As of December 31, 2024, the Company had six union-represented employee groups that together represented approximately 84% of all employees. A strike or other significant labor dispute with the Company’s unionized employees is likely to adversely affect the Company’s ability to conduct business. Additional disclosures are included in Note 17, Commitments and Contingencies.

2.Recent Accounting Developments

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This standard improves reportable segment disclosure requirements by expanding annual and interim disclosure requirements for reportable segments, providing new segment disclosure requirements for entities with a single reportable segment, and adding other disclosure requirements. This standard is effective for the Company for fiscal years beginning January 1, 2024 and for interim periods beginning January 1, 2025. The Company adopted this standard effective January 1, 2024 with no impact to its consolidated financial statements. Refer to Note 19, Operating Segments and Related Disclosures for additional information.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). This standard requires disclosure of specific information about costs and expenses. This standard is effective for the Company for fiscal years, and interim periods within those years, beginning January 1, 2027 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact of this new standard.

3.Chapter 11 Proceedings

Voluntary Filing under Chapter 11

On November 18, 2024 (the “Petition Date”), the Company commenced a voluntary case (the “Chapter 11 Case”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and, on November 25, 2024, Spirit's subsidiaries (together with Spirit, the “Company Parties”) also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Case (collectively, the “Chapter 11 Cases”). Since the Petition Date, the Company has been operating its businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Spirit received approval from the Bankruptcy Court for a variety of “first day” motions to continue their ordinary course operations during the Chapter 11 Case. On February 20, 2025, the Bankruptcy Court entered the Confirmation Order confirming the Plan.

Commencing the Chapter 11 Cases constituted an event of default that accelerated the Company Parties’ respective obligations under the revolving credit facility, the convertible notes due 2025, the convertible notes due 2026, the 8.00% senior secured notes, the fixed-rate term loans and enhanced equipment trust certificates (collectively, the “Debt Instruments”). The Debt Instruments provide that, as a result of the Chapter 11 Cases, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments were automatically

Notes to Consolidated Financial Statements—(Continued)
stayed as a result of the Chapter 11 Cases, and the stakeholders’ rights of enforcement in respect of the Debt Instruments were subject to the applicable provisions of the Bankruptcy Code.

Restructuring Support Agreement

On November 18, 2024, Spirit entered into a Restructuring Support Agreement (the “Restructuring Support Agreement” and the holders parties thereto, the “Supporting Stakeholders”), with certain holders of its 8.00% senior secured notes (the “Senior Secured Notes,” and the holders, the “Senior Secured Noteholders”) and certain holders of the convertible notes (the “Convertible Noteholders”). The Restructuring Support Agreement contemplates agreed-upon terms for a comprehensive restructuring with respect to the Company Parties’ capital structure (the “Restructuring”) to be implemented through a proposed pre-arranged plan of reorganization (the “Plan”).

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
•The Supporting Stakeholders committed to provide a $300.0 million new money senior secured super-priority DIP Facility (as defined below), as further described under “Debtor-in-Possession Financing.” The DIP Facility is expected to be repaid in full in cash on the effective date of the Plan (the “Effective Date”).
•On the Effective Date, the Company (as reorganized, “Reorganized Spirit”) will issue a single class of common equity interests (the “New Common Equity”) and warrants to purchase New Common Equity (the “New Warrants”) to certain of its creditors as follows: (a) 76.0% pro rata to the Senior Secured Noteholders and (b) 24.0% pro rata to the Convertible Noteholders, subject to dilution on account of the Management Incentive Plan (as defined in the Plan), the $350.0 million Equity Rights Offering (as defined below), as further described under “Backstop Commitment Agreement,” and certain adjustments set forth in the Plan.
•On the Effective Date, Reorganized Spirit issued $840.0 million of senior secured notes due 2030 (the “Exit Secured Notes”), at an interest rate of (x) 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or (y) at 11.00% per annum payable in cash, to certain of its creditors as follows: (a) $700.0 million in the aggregate, pro rata, to the Senior Secured Noteholders and (b) $140.0 million in the aggregate, pro rata, to the Convertible Noteholders, subject to certain adjustments set forth in the Plan.
•All of the Company’s existing common stock and other equity interests will be cancelled without any distributions to the holders of such common stock and other equity interests on account thereof.

Backstop Commitment Agreement

On November 18, 2024, Spirit entered into a Backstop Commitment Agreement (the “Backstop Commitment Agreement”), with the backstop parties named therein (the “Backstop Commitment Parties”). The terms of the Backstop Commitment Agreement are, in pertinent part, as follows:

•Pursuant to the Backstop Commitment Agreement, the Backstop Commitment Parties agreed to backstop an equity rights offering of New Common Equity (the “Equity Rights Offering”) for an aggregate purchase price of $350.0 million at 70.0% of Plan Equity Value (as defined in the Backstop Agreement) (such New Common Equity, the “Offering Shares”), as contemplated by the Restructuring Support Agreement.
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
•Subject to adjustments described below, the Backstop Commitment Agreement provides that $175.0 million of the Offering Shares will be reserved for purchase by the Backstop Commitment Parties as follows: $137.81 million by the Senior Secured Backstop Commitment Parties (as defined in the Backstop Commitment Agreement) (the “Senior Secured Direct Allocation”) and $37.19 million by the Convertible Backstop Commitment Parties (as defined in the Backstop Commitment Agreement) (the “Convertible Direct Allocation” and, together with the Senior Secured Direct Allocation, the “Direct Allocation”).

Notes to Consolidated Financial Statements—(Continued)
•Because Senior Secured Noteholders holding, in the aggregate, at least 90.0% of the aggregate principal amount of the Senior Secured Notes claims had executed the Restructuring Support Agreement by 11:59 p.m., New York City time, on November 25, 2024, the amount of the Senior Secured Notes Subscription Rights increased to $248.06 million and the Senior Secured Direct Allocation was reduced to $27.56 million.
•Because Convertible Noteholders holding, in the aggregate, at least 90.0% of the aggregate principal amount of the convertible notes claims had executed the Restructuring Support Agreement by 11:59 p.m., New York City time, on November 25, 2024, the amount of the Convertible Notes Subscription Rights increased to $66.94 million and the Convertible Direct Allocation was reduced to $7.44 million.
•As consideration for the commitment by the Backstop Commitment Parties, and subject to approval by the Bankruptcy Court: (i) a “Backstop Premium” will be paid to the Backstop Commitment Parties by the Company in an aggregate number of shares of New Common Equity equal to 10.0% of the total number of shares of New Common Equity issued by the Company upon emergence from bankruptcy as distributions under the Plan. If the Backstop Commitment Agreement is terminated under certain circumstances as set forth therein, the Backstop Commitment Agreement provides for a cash payment of $35.0 million to the Backstop Commitment Parties. Since the Backstop Premium is fully earned as of November 18, 2024, the date the Backstop Commitment Agreement was executed, and is a non-refundable, non-avoidable premium, the Company recorded the entire commitment as of December 31, 2024. This amount was recorded within reorganization expense in the Company's consolidated statement of operations and within other current liabilities on its consolidated balance sheet.

The transactions contemplated by the Backstop Commitment Agreement are conditioned upon the satisfaction or waiver of customary conditions for transactions of this nature, including, among other things, (i) the confirmation of the Plan by the Bankruptcy Court, (ii) the occurrence of the Effective Date and (iii) the Restructuring Support Agreement remaining in full force and effect.

Debtor-in-Possession Financing

Prior to the Petition Date, Spirit and certain lenders and note purchasers (collectively, the “DIP Lenders”) agreed to enter into an approximately $300.0 million senior secured super-priority debtor‑in‑possession facility (the “DIP Facility”) consisting of new money term loans and new money notes, which will bear interest at a rate per annum equal to (a) term SOFR plus 7.00% per annum or (b) an alternate base rate plus 6.00% per annum.

The DIP Facility contains various representations and warranties, affirmative and negative covenants and events of default customary for debtor-in-possession financings of this type, including covenants mandating compliance by the Company with a 13-week budget, variance testing and other reporting requirements.

Spirit’s obligations under the proposed DIP Facility will be guaranteed by each subsidiary of Spirit. In addition, upon entry and subject to the terms of the order approving the DIP Facility, the claims of the DIP Lenders will be (i) entitled to super-priority administrative expense claim status, subject to certain customary exclusions in the credit documentation and (ii) secured by perfected senior security interests and liens on certain property of the Company, subject to certain exclusions and exceptions carve-out.

The proceeds of all or a portion of the DIP Facility may be used for, among other things, (i) prepetition obligations, (ii) adequate protection payments, (iii) the fees, costs, and expenses of administering the Chapter 11 Cases and (iv) working capital and other general corporate needs of Spirit in the ordinary course of business.

On December 23, 2024, in connection with the Chapter 11 Cases, the Company entered into a Superpriority Secured Debtor In Possession Term Loan Credit and Note Purchase Agreement, (the “DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Agent”) and the creditors from time to time party thereto (collectively, the “DIP Creditors”). Refer to Note 13, Debt and Other Obligations for additional information.

Equity Rights Offering

On December 30, 2024, the Company launched an equity rights offering (the “Equity Rights Offering”) of equity securities of the reorganized Company in an aggregate amount of $350.0 million at a purchase price of $14.00 per share. The final expiration date for the Equity Rights Offering occurred on February 20, 2025. The Company expects to close the Equity Rights Offering on the Effective Date. Pursuant to the terms of the Backstop Commitment Agreement, the Backstop Commitment Parties would receive a backstop fee in the amount of $35.0 million (payable in shares of reorganized Spirit common stock valued at $14.00 per share).

Notes to Consolidated Financial Statements—(Continued)
Exit Revolving Credit Facility

The Company has secured a commitment from certain of its prepetition debtholders (collectively, the “Exit RCF Lenders”) pursuant to that certain Commitment Letter, dated as of January 14, 2025 (the “Exit RCF Commitment Letter”), to provide up to $300.0 million in financing in the form of a senior secured revolving credit facility (the “Exit Revolving Credit Facility”). The Company will enter into the Exit Revolving Credit Facility concurrently with emergence from the Chapter 11 Cases. The Exit Revolving Credit Facility is comprised of (i) commitments by the Exit RCF Lenders to provide revolving credit loans and letters of credit in an aggregate amount equal to $275.0 million (the “Exit RCF Commitments”) and (ii) an uncommitted incremental revolving credit facility in an aggregate amount up to $25.0 million. The Company’s uses of the proceeds of the Exit Revolving Credit Facility shall include, among other items, working capital and other general corporate needs of the Company and its subsidiaries.

The Company’s obligations under the Exit Revolving Credit Facility will be guaranteed by each subsidiary of the Company (the “Guarantors”). In addition, the obligations under the Exit Revolving Credit Facility will be secured by perfected senior security interests and liens on certain property of the Company and the Guarantors, subject to certain exclusions, exceptions and carve-outs.

Subject to certain exceptions and conditions, the Company will be obligated to prepay or offer to prepay, as the case may be, all or a portion of the obligations under the Exit Revolving Credit Facility with the net cash proceeds of certain asset sales, with cash from its balance sheet in order to remain in compliance with a collateral coverage ratio and concentration limits, in connection with a change of control and in connection with certain mergers with other airlines. The Exit Revolving Credit Facility will bear interest at a variable rate equal to the Company’s choice of (a) adjusted term SOFR plus 3.25% per annum or (b) alternate base rate plus 2.25% per annum.

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

NYSE Delisting

On November 18, 2024, the Company received written notice (the “Delisting Notice”) from the New York Stock Exchange
(the “NYSE”) notifying the Company that, as a result of the Chapter 11 Case and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that the Company’s shares of common stock would be delisted from the NYSE and that trading of the Company’s shares of common stock on NYSE was suspended immediately. As a result of the suspension and expected delisting, the Company’s shares of common stock commenced trading on the OTC Pink Market under the symbol “SAVEQ” on November 19, 2024. On December 5, 2024, NYSE filed a Form 25 for the Company in connection with the delisting of its shares of common stock from the NYSE. The delisting became effective ten days after the Form 25 was filed. In accordance with Rule 12d2-2 of the Exchange Act, the deregistration of its shares of common stock under Section 12(b) of the Exchange Act will become effective 90 days after the date of the Form 25 filing.

Liabilities Subject to Compromise

The Company's 8.00% senior secured notes, convertible notes due 2025 and convertible notes due 2026, as of the Petition Date, have been classified as “Liabilities Subject to Compromise” on the Company's consolidated balance sheets. These liabilities are reported at the amounts expected to be allowed as claims by the Bankruptcy Court, although they may be settled for less. At December 31, 2024, “liabilities subject to compromise” of $1.6 billion consisted of the notes listed below as of the Petition Date:

Notes to Consolidated Financial Statements—(Continued)

December 31, 2024
(in millions)
8.00% senior secured notes due in 2025	$1,110.0
Convertible notes due in 2025	$25.1
Convertible notes due in 2026	500.0
Liabilities subject to compromise	$1,635.1

Prepetition Charges

Expenses incurred prior to November 18, 2024 in relation to the Cases are recorded within special charges, non-operating on the Company's consolidated statements of operations. As of December 31, 2024, the Company recorded $15.5 million of prepetition charges primarily related to professional and other fees.

Reorganization Items

Any expenses and losses incurred or realized as of or subsequent to the Petition Date and as a direct result of the Cases are recorded within reorganization expense on the Company's consolidated statements of operations. For the twelve months ended December 31, 2024, the Company recorded $96.8 million of reorganization expense which consisted of the following items:

December 31, 2024
(in millions)
Backstop premium(1)	$35.0
Unamortized debt discounts (2)	20.7
Unamortized debt issuance costs (2)	9.0
DIP term loan financing fees	12.6
Legal, consulting and other fees	19.5
Total reorganization expense	$96.8

(1)    Refer to “Backstop Commitment Agreement” section above for additional information.
(2) Includes the unamortized discount as of the Petition Date related to the Company's 8.00% senior secured notes and convertible notes due 2025, as well as the unamortized debt issuance costs as of the Petition Date related to the Company's 8.00% senior secured notes, convertible notes due 2025 and convertible notes due 2026.

4.Special Charges and Credits

During the twelve months ended December 31, 2024, the Company recorded $28.1 million in net charges within special charges (credits) on the Company's consolidated statements of operations, in legal, advisory and other fees related to the former Merger Agreement with JetBlue entered into on July 28, 2022 and terminated on March 1, 2024. In addition, as part of the Merger Agreement with JetBlue, the Company implemented an employee retention award program (the "JetBlue Retention Award Program") during the third quarter of 2022. The first installment was paid in July 2023 and the second installment was paid in March 2024 upon termination of the former JetBlue Merger Agreement. During the twelve months ended December 31, 2024, the Company recorded $8.0 million within special charges (credits) on the Company's consolidated statements of operations, related to the JetBlue Retention Award Program.

During the twelve months ended December 31, 2023, the Company recorded $50.0 million within special charges (credits) on the Company's consolidated statements of operations in legal, advisory and other fees related to the former Merger Agreement with JetBlue entered into on July 28, 2022 and terminated on March 1, 2024. During the twelve months ended December 31, 2023, the Company recorded $19.5 million within special charges (credits) on the Company's consolidated statements of operations, related to the JetBlue Retention Award Program.

Notes to Financial Statements—(Continued)
During the twelve months ended December 31, 2022, the Company recorded $333.7 million within special charges (credits) on the Company's consolidated statements of operations in impairment charges related to the planned acceleration of the retirement of 29 of its A319 aircraft.

In addition, during the twelve months ended December 31, 2022, the Company recorded $47.2 million within special charges (credits) on the Company's consolidated statements of operations, in legal, advisory and other fees related to the former merger agreement with Frontier Airlines (the "Former Frontier Merger Agreement"), JetBlue's unsolicited proposal, received in March 2022, to acquire all of the Company's outstanding shares in an all-cash transaction and the JetBlue Merger Agreement entered into on July 28, 2022 and terminated on March 1, 2024.

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

    Special Charges, Non-Operating

During the twelve months ended December 31, 2024, the Company recorded $15.5 million in special charges, non-operating within other (income) expense in the consolidated statement of operations in legal, advisory and other fees related to the Company's voluntary bankruptcy filing, incurred prior to the petition filing date of November 18, 2024. Refer to Note 3, Chapter 11 Proceedings for additional information on the Company's bankruptcy proceedings.

During the twelve months ended December 31, 2023 and December 31, 2022, the Company had no special charges, non-operating within other (income) expense in the consolidated statements of operations.

5. Loss (Gain) on Disposal of Assets
During the twelve months ended December 31, 2024, the Company recorded a loss of $273.9 million in loss (gain) on disposal of assets in the consolidated statement of operations.
Loss (gain) on disposal of assets for the twelve months ended December 31, 2024 included $282.5 million in impairment charges recorded during the fourth quarter 2024. These charges are associated with the Company's plan to early retire and sell 23 A320ceo and A321ceo aircraft, in accordance with the aircraft sale and purchase agreement with GAT entered into on October 29, 2024. For additional information, refer to Note 1, Summary of Significant Accounting Policies.
During the first quarter of 2024, the Company completed five sale leaseback transactions (on aircraft previously owned by the Company) of which two resulted in operating leases and three would have been deemed finance leases resulting in failed sale leaseback transactions. As a result of the two sale leaseback transactions that resulted in operating leases, the Company recorded a related loss of $1.7 million within loss (gain) on disposal of assets during the twelve months ended December 31, 2024. Refer to Note 14, Leases for additional information on the five sale leaseback transactions.
In addition, loss (gain) on disposal of assets for the twelve months ended December 31, 2024, included a $25.1 million gain recorded as a result of eight aircraft sale leaseback transactions related to new aircraft deliveries completed during 2024, a $0.4 million loss recorded as a result of the sale of two aircraft to GAT, an $11.9 million loss recorded as a result of the sale of 17 A319 airframes and 38 A319 engines during 2024, and $2.5 million in losses during the twelve months ended December 31, 2024, related to the write-off of obsolete assets and other adjustments.
During twelve months December 31, 2023, the Company recorded a loss of $34.0 million in loss (gain) on disposal of assets in the consolidated statement of operations.
During December 2023, the Company completed 20 sale leaseback transactions (on aircraft previously owned by the Company) of which, 6 resulted in operating leases and 14 would have been deemed finance leases resulting in failed sale leaseback transactions. As a result of the 6 sale leaseback transactions that resulted in operating leases, the Company recorded a related loss of $32.1 million within loss (gain) on disposal of assets. Loss (gain) on disposal of assets for the twelve months ended December 31, 2023 also included a $3.0 million net gain recorded as a result of 10 aircraft sale leaseback transactions related to new aircraft deliveries completed during the twelve months ended December 31, 2023.

During the twelve months ended December 31, 2023, the Company completed the sale of 12 A319 airframes and 20 A319 engines and recorded a related net loss of $1.6 million. In addition, the Company recorded a $3.3 million loss primarily related to the disposal of obsolete assets.

During the twelve months ended December 31, 2022, the Company recorded $46.6 million in loss (gain) on disposal of assets in the consolidated statement of operations. This loss on disposal of assets mainly consisted of $38.5 million related to the loss on 16 aircraft sale leaseback transactions completed during 2022 and $6.6 million related to the impairment of 1 spare engine during the first quarter of 2022 which was damaged beyond economic repair.

6.Letters of Credit
As of December 31, 2024, the Company had $68.0 million in standby letters of credit collateralized by $68.0 million of restricted cash, of which $58.8 million were issued letters of credit. As of December 31, 2023, the Company had a $85.0 million standby letters of credit secured by $75.0 million restricted cash, of which $55.9 million were issued letters of credit.

7.Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges and other ancillary services by customers. As it is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, when future air travel and other future services are purchased via credit card transactions. The required holdback is the amount of the Company's overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations.

Notes to Financial Statements—(Continued)
The Company's credit card processors do not require the Company to maintain cash collateral provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to place a holdback, resulting in a commensurate reduction of unrestricted cash. The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of December 31, 2024 and 2023, was $469.2 million and $408.3 million, respectively.
On July 2, 2024, the Company entered into a letter agreement with its primary credit card processor that modified its existing agreement to, among other things, extend the term until December 31, 2025, including automatic extensions for two successive one-year terms (subject to the right of either party to opt out of any extension term by written notice to the other within a specified period of time prior to the commencement of any extension term); provided that if the Company’s senior secured notes due 2025 are not extended or refinanced by September 20, 2024 (the “2025 Notes Extension Deadline”), in a specified minimum outstanding principal amount thereof, then the term will revert to December 31, 2024 (the “Early Maturity Date”). Based on the terms of the agreement, in July 2024, the Company deposited $200.0 million into a deposit account and deposited $50.0 million into a restricted account. The $200.0 million deposited into the deposit account is considered a compensating balance arrangement that does not legally restrict the Company's use of this cash. As such, the balance of the deposit account is included in cash and cash equivalents within the Company's consolidated balance sheets, and the $50.0 million in the restricted account is included in restricted cash within the Company's consolidated balance sheets going forward.
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

Pursuant to the Credit Card Processing Amendment, the filing of the Chapter 11 Cases on November 18, 2024 constitutes a breach of contract, subject to the automatic stay resulting from the Chapter 11 Cases. However, as of December 31, 2024 and 2023, the Company was in compliance with other liquidity and other financial covenants in its credit card processing agreement. For additional information on the Company's bankruptcy proceedings and its related automatic stay and other protections, refer to Note 3, Chapter 11 Proceedings.

Additionally, the Company provided a $20.7 million deposit to a credit card processor recorded within deposits and other current assets in its consolidated balance sheets.
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

As of December 31, 2024 and December 31, 2023, the Company had $118.3 million and $112.5 million, respectively, in short-term available-for-sale investment securities. During the twelve months ended December 31, 2024, 2023 and 2022, these investments earned interest income at a weighted-average fixed rate of approximately 4.9%, 4.5% and 1.0%, respectively. For the twelve months ended December 31, 2024 and December 31, 2023, an unrealized gain of $169 thousand and $298 thousand, net of deferred taxes, respectively, were recorded within AOCI related to these investment securities. For the twelve months ended December 31, 2024 and December 31, 2023, the Company did not recognize any realized gains or losses related to these securities, as the Company did not transact any sales of these securities during this period. As of December 31, 2024 and December 31, 2023, $201 thousand and $32 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

Notes to Financial Statements—(Continued)
9.Other Current Liabilities
Accrued liabilities included in other current liabilities as of December 31, 2024 and 2023 consist of the following:

	As of December 31,
	2024	2023
	(in thousands)
Salaries, wages and benefits	$187,626	$187,723
Federal excise and other passenger taxes and fees payable	110,141	104,447
Aircraft maintenance	103,133	58,800
Airport obligations	66,518	125,278
Backstop premium obligation	35,000	—
Interest payable	26,780	24,732
Aircraft and facility lease obligations	23,926	36,115
Fuel	5,202	64,149
Other	47,513	104,054
Other current liabilities	$605,839	$705,298

10.Equity
The Company’s amended and restated certificate of incorporation dated June 1, 2011, authorizes the Company to issue up to 240,000,000 shares of common stock, $0.0001 par value per share, 50,000,000 shares of non-voting common stock, $0.0001 par value per share and 10,000,000 shares of preferred stock, $0.0001 par value per share. All of the Company’s issued and outstanding shares of common stock and preferred stock, if any, are duly authorized, validly issued, fully paid and non-assessable. The Company’s shares of common stock and non-voting common stock are not redeemable and do not have preemptive rights. As of December 31, 2024 and 2023, there were no shares of preferred stock or non-voting common stock outstanding.
Common Stock
Dividend Rights. Holders of the Company’s common stock are entitled to receive dividends, if any, as may be declared from time to time by the Company’s board of directors (the “Board”) out of legally available funds ratably with shares of the Company’s non-voting common stock, subject to preferences that may be applicable to any then outstanding preferred stock and limitations under Delaware law.
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

Rights and Preferences. Holders of the Company’s common stock have no preemptive, conversion, subscription or other rights and there are no redemption or sinking fund provisions applicable to the Company’s common stock. The rights, preferences and privileges of the holders of the Company’s common stock are subject to and may be adversely affected by the rights of the holders of shares of any series of the Company’s preferred stock that the Company may designate in the future.

Treasury Stock

Treasury stock is comprised of repurchases made from employees who received restricted stock awards or performance share awards. During the year ended December 31, 2024, 2023 and 2022, the Company repurchased 96 thousand, 142 thousand and 107 thousand shares, respectively, for $0.7 million, $2.6 million and $2.4 million, respectively. During the year ended December 31, 2024, 2023 and 2022, the Company did not retire any treasury shares.

Notes to Financial Statements—(Continued)

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
The warrants are transferable and have no voting rights. The warrants expire in five years from the date of issuance and at the Company's option, may be settled on a "net cash" or "net shares" basis. The 739,089 warrants issued in connection with the PSP1, PSP2 and PSP3 agreements represent less than 1% of the outstanding shares of the Company's common stock as of December 31, 2024.
The Company concluded that the PSP1, PSP2 and PSP3 warrant agreement are a derivative contract classified within equity, at fair value upon issuance, within the Company’s consolidated balance sheet. Equity-classified contracts are initially measured at fair value and subsequent changes in fair value are not recognized as long as the contract continues to be classified in equity. As of December 31, 2024, the Company had recorded $4.3 million, net of issuance costs, in APIC related to the fair value of the warrants issued.
Due to the payment of the Approval Prepayment and each of the Additional Prepayment Amounts, in accordance with the terms of the respective debt indentures and warrant agreements, the Company announced related adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding. On March 1, 2024, Spirit, JetBlue and Sundown Acquisition Corp., a Delaware corporation and a direct, wholly owned subsidiary of JetBlue, entered into a Termination Agreement (the “Termination Agreement”), pursuant to which the Merger Agreement was terminated, effective immediately. JetBlue ceased paying Additional Prepayment Amounts and, therefore, no further adjustments to the exercise prices and warrant shares of the PSP1, PSP2 and PSP3 warrants outstanding were made in connection with the Merger Agreement. As of December 31, 2024, the exercise prices of the PSP1, PSP2 and PSP3 warrants were $11.393, $19.761 and $29.496, respectively and the number of warrant shares issuable upon the exercise of the PSP1, PSP2 and PSP3 warrants were adjusted to 643,625.20, 170,230.67 and 99,526.95, respectively.
Equity Rights Offering

On December 30, 2024, the Company launched an equity rights offering (the “Equity Rights Offering”) of equity securities of the reorganized Company in an aggregate amount of $350 million. Refer to Note 3, Chapter 11 Proceedings for additional information.

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
On December 16, 2014, the Board approved the 2015 Incentive Award Plan, or 2015 Plan, which was subsequently approved by the Company's stockholders on June 16, 2015. On March 10, 2021, the Board approved an amendment of the Company's 2015 Incentive Award Plan to increase the number of authorized shares of common stock available for issuance by 3.2 million shares. The amendment was subsequently approved by the Company's stockholders on May 20, 2021.
On June 7, 2024, the Company’s stockholders approved the 2024 Incentive Award Plan (the “2024 Plan”), which was previously adopted by the Board subject to stockholder approval. The 2024 Plan became effective upon stockholder approval and replaces and succeeds the Spirit Airlines, Inc. 2015 Incentive Award Plan.
As of December 31, 2024 and December 31, 2023, 3,691,473 and 3,123,563 shares of the Company’s common stock, respectively, remained available for future issuance under the 2015 Plan, as amended.

Notes to Financial Statements—(Continued)
Stock-based compensation cost amounted to $7.2 million, $12.0 million and $11.5 million for 2024, 2023 and 2022, respectively. During 2024, 2023 and 2022 there was a $0.3 million, $2.4 million and $2.4 million tax benefit recognized in income related to stock-based compensation.
Restricted Stock and Restricted Stock Units
Restricted stock and restricted stock unit awards are valued at the fair value of the shares on the date of grant. Generally, granted shares and units vest over a two to three year graded vesting period. Each restricted stock unit represents the right to receive one share of common stock upon vesting of such restricted stock unit. Vesting of restricted stock units is based on time-based service conditions. In order to vest, the participant must still be employed by the Company, with certain contractual exclusions, at each vesting event. Generally, within 30 days after vesting, the shares underlying the award will be issued to the participant. In the event a successor corporation in a change in control situation fails to assume or substitute for the restricted stock units, the restricted stock units will automatically vest in full as of immediately prior to the consummation of such change in control. In the event of death or permanent disability of a participant, the restricted stock units will automatically vest in full. Compensation expense is recognized on a straight-line basis over the requisite service period.
A summary of the status of the Company’s restricted stock unit awards (restricted stock awards and restricted stock unit awards) as of December 31, 2024 and changes during the year ended December 31, 2024 is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value ($)
Outstanding at December 31, 2023	705,888	20.93
Granted	1,140,060	5.81
Vested	(336,867)	20.61
Forfeited	(193,185)	12.86
Outstanding at December 31, 2024	1,315,896	9.10
There were 1,140,060 and 500,648 restricted stock shares granted during the years ended December 31, 2024 and December 31, 2023, respectively. As of December 31, 2024 and December 31, 2023, there was $5.8 million and $8.4 million, respectively, of total unrecognized compensation cost related to nonvested restricted stock to be recognized over 1.6 years and 1.8 years, respectively.
The weighted-average fair value of restricted stock granted during the years ended December 31, 2024, 2023 and 2022 was $5.81, $19.58 and $23.48, respectively. The total fair value of restricted stock shares vested during the years ended December 31, 2024, 2023 and 2022 was $2.2 million, $7.2 million and $7.5 million, respectively.
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
Stock-based compensation cost related to these awards amounted to $0.5 million, $3.0 million and $1.5 million for 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, there was $3.5 million and $3.9 million, respectively, of total unrecognized compensation cost related to nonvested performance and market share awards expected to be recognized over 1.7 years and 1.8 years, respectively.

Notes to Financial Statements—(Continued)
12.Earnings (Loss) per Share
The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per-share amounts)
Numerator:
Net income (loss)	$(1,229,495)	$(447,464)	$(554,150)
Denominator:
Weighted-average shares outstanding, basic	109,495	109,152	108,751
Effect of dilutive stock awards	—	—	—
Adjusted weighted-average shares outstanding, diluted	109,495	109,152	108,751
Earnings (loss) per share:
Basic earnings (loss) per common share	$(11.23)	$(4.10)	$(5.10)
Diluted earnings (loss) per common share	$(11.23)	$(4.10)	$(5.10)

Anti-dilutive common stock equivalents excluded from the diluted earnings (loss) per share calculations are not material.

Notes to Financial Statements—(Continued)
13. Debt and Other Obligations

DIP Credit Agreement and Facility

On December 23, 2024, in connection with the Chapter 11 Cases, the Company entered into a Superpriority Secured Debtor In Possession Term Loan Credit and Note Purchase Agreement, (the “DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Agent”) and the creditors from time to time party thereto (collectively, the “DIP Creditors”).

Under the DIP Credit Agreement, the DIP Creditors agreed to provide an aggregate principal amount of $300.0 million (excluding fees of $9.0 million, which were paid in kind in the form of additional principal) in financing in the form of a senior secured debtor-in-possession facility (the “DIP Facility”). The DIP Facility is comprised of (i) new money term loans and (ii) new money notes. The DIP Credit Agreement is secured by substantially all of the Company's assets, subject to certain exclusions, and the Company’s obligations thereunder are guaranteed by each subsidiary of the Company. The claims of the DIP Creditors are entitled to superpriority administrative expense claim status, subject to certain customary exclusions in the credit documentation. The Company’s uses for the DIP Facility include, among other items, (i) prepetition obligations, (ii) adequate protection payments, (iii) the fees, costs, and expenses of administering the Chapter 11 Cases and (iv) working capital and other general corporate needs of Spirit in the ordinary course of business.

The DIP Facility will bear interest at either (i) Term SOFR (as defined in the DIP Credit Agreement) plus 7.00% per annum or (ii) the Base Rate (as defined in the DIP Credit Agreement) plus 6.00% per annum. Interest on the DIP Facility is payable in cash.

The DIP Credit Agreement has a scheduled maturity date of December 23, 2025 (the “Scheduled Maturity Date”). The DIP Credit Agreement will also terminate and all obligations thereunder will become due on the date that is the earliest of the following (i) the Scheduled Maturity Date, (ii) the substantial consummation of a plan of reorganization filed in the Chapter 11 Cases that is confirmed pursuant to an order entered by the Bankruptcy Court, (iii) the acceleration of the obligations under the DIP Credit Agreement and the termination of the unfunded commitments thereunder, (iv) the consummation of a sale of all or substantially all of the assets of the Debtors pursuant to Section 363 of the Bankruptcy Code and (v) dismissal of the Chapter 11 Cases or conversion of any of the Chapter 11 Cases to one or more cases under Chapter 7 of the Bankruptcy Code or appointment of a trustee or examiner in any of the Chapter 11 Cases.

The DIP term loan is recorded within current maturities of long-term debt, net, and finance leases on the Company's consolidated balance sheets as of December 31, 2024. Refer to Note 3, Chapter 11 Proceedings, for additional information.

Exit Revolving Credit Facility

The Company has secured a commitment from the Exit RCF Lenders pursuant to the Exit RCF Commitment Letter, to provide up to $300.0 million in financing in the form of a senior secured revolving credit facility. The Exit Revolving Credit Facility is comprised of (i) commitments by the Exit RCF Lenders to provide revolving credit loans and letters of credit in an aggregate amount equal to $275.0 million and (ii) an uncommitted incremental revolving credit facility in an aggregate amount up to $25.0 million. Refer to Note 3, Chapter 11 Proceedings, for additional information.

Revolving credit facility due in 2026

As of December 31, 2024, the Company borrowed the entire available amount of $300.0 million under the revolving credit facility due in 2026, included within long-term debt, net and finance leases, less current maturities on the Company's consolidated balance sheets. As of December 31, 2023, the Company had $300.0 million undrawn and available under its revolving credit facility due in 2026.

Borrowings under the revolving credit facility will mature on September 30, 2026; provided that if the Company’s senior secured notes due 2025 are not extended or refinanced by June 20, 2025, or the Company’s convertible notes due 2026 are not extended or refinanced by February 12, 2026, in each case in a specified minimum outstanding principal amount thereof, then the maturity will be automatically shortened to June 21, 2025 or February 13, 2026, respectively. The revolving credit facility due in 2026 will be repaid in full in cash on the effective date of the Plan.

Notes to Financial Statements—(Continued)
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

The 2026 revolving credit facility requires the Company to maintain (i) so long as any loans or letters of credit are outstanding under the 2026 revolving credit facility, unrestricted cash, cash equivalents, short-term investment securities and unused commitments available under all revolving credit facilities (including the 2026 revolving credit facility) aggregating not less than $450.0 million, of which no more than $300.0 million may be derived from unused commitments under the 2026 revolving credit facility, (ii) a minimum ratio of the borrowing base of the collateral described above (determined as the sum of a specified percentage of the appraised value of each type of such collateral) to outstanding obligations under the 2026 revolving credit facility of not less than 1.0 to 1.0 (if the Company does not meet the minimum collateral coverage ratio, it must either provide additional collateral to secure its obligations under the 2026 revolving credit facility or repay the loans under the 2026 revolving credit facility by an amount necessary to maintain compliance with the collateral coverage ratio), and (iii) the pledged take-off and landing rights of the Company at LaGuardia Airport and a specified number of spare engines in the collateral described above so long as any loans or letters of credit are outstanding under the 2026 revolving credit facility.

Convertible senior notes due 2025

On May 12, 2020, the Company completed the public offering of $175.0 million aggregate principal amount of 4.75% convertible senior notes due 2025 ("convertible notes due 2025").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2020 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; and (4) at any time from, and including, February 18, 2025 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2024, the notes did not qualify for conversion by noteholders through February 18, 2025.

As of December 31, 2024, the conversion rate was 97.5929 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $10.25 per share of common stock).

The convertible notes due 2025 are recorded within liabilities subject to compromise on the Company's consolidated balance sheets as of December 31, 2024. Refer to Note 3, Chapter 11 Proceedings, for additional information.

Convertible senior notes due 2026

On April 30, 2021, the Company completed the public offering of $500.0 million aggregate principal amount of 1.00% convertible senior notes due 2026 ("convertible notes due 2026").

Noteholders may convert their notes at their option only in the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending on June 30, 2021 (and only during such calendar quarter), if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price for each of at least 20 trading days (whether or not consecutive) during the 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter; (2) during the five consecutive business days immediately after any five consecutive trading day period (such five consecutive trading day period, the “measurement period”) in which the trading price per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price per share of the Company’s common stock on such trading day and the conversion rate on such trading day; (3) upon the occurrence of certain corporate events or distributions on the Company’s common stock; (4) if the Company calls such notes for redemption; and (5) at any time from, and including, February 17, 2026 until the close of business on the second scheduled trading day immediately before the maturity date. As of December 31, 2024, the notes did not qualify for conversion by noteholders through March 31, 2025.

Notes to Financial Statements—(Continued)

Based on the terms of the indenture, the Company will have the right to elect to settle conversions in cash, shares of the Company’s common stock or a combination of cash and shares of common stock. Upon conversion of any notes, the Company will pay the conversion value in cash up to at least the principal amount of the notes being converted. The conversion value will be determined over an observation period consisting of 40 trading days. The initial conversion rate was 20.3791 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to an initial conversion price of approximately $49.07 per share of common stock). The conversion rate will be subject to adjustment in some events but will not be adjusted for any accrued and unpaid interest. As of December 31, 2024, the conversion rate was 25.3578 shares of voting common stock per $1,000 principal amount of convertible notes (equivalent to a conversion price of approximately $39.44 per share of common stock).

The Merger Agreement with JetBlue included settlement terms for any conversion of the convertible notes due 2026 to be paid in cash through the closing or termination of the Merger Agreement, causing the conversion option, which is an embedded derivative, not to qualify for the derivative accounting scope exception provided under ASC 815. As such, the Company bifurcated the fair value of the conversion option of the convertible notes due 2026 as a derivative liability with subsequent changes in fair value recorded in earnings. The Company recorded the fair value of the embedded derivative as a derivative liability within deferred gains and other long-term liabilities and a debt discount within long-term debt and finance leases, less current maturities on its consolidated balance sheets. Upon the termination of the merger, the conversion settlement terms reverted to the original settlement terms of the indenture. As such, as of the date of the Termination Agreement, the Company qualified for the derivative accounting scope exception provided under ASC 815. During March 2024, the Company derecognized the remaining derivative liability as of the Termination Agreement execution date of $8.2 million, net of taxes, as an adjustment to additional paid-in-capital within the Company's consolidated balance sheets in accordance with ASC 815. The original debt discount will continue to be amortized through interest expense, using the effective interest rate method, over the remaining life of the instrument.

The convertible notes due 2026 are recorded within liabilities subject to compromise on the Company's consolidated balance sheets as of December 31, 2024. Refer to Note 3, Chapter 11 Proceedings, for additional information.
Long-term debt is comprised of the following:

	As of
	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
	(in millions)		(weighted-average interest rates)
DIP term loan due in 2025	$309.0	$—	11.82%	N/A
8.00% senior secured notes due in 2025 (2)	—	1,110.0	8.00%	8.00%
Fixed-rate term loans due through 2039 (1)	972.2	1,093.3	6.44%	5.83%
Unsecured term loans due through 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	234.6	256.6	4.10%	4.10%
Fixed-rate class B 2015-1 EETC due through 2024	—	40.0	4.45%	4.45%
Fixed-rate class AA 2017-1 EETC due through 2030	160.3	172.2	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	53.4	57.4	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	44.7	48.2	3.80%	3.80%
Convertible notes due in 2025 (2)	—	25.1	4.75%	4.75%
Convertible notes due in 2026 (2)	—	500.0	1.00%	1.00%
Revolving credit facility due in 2026	300.0	—	6.67%	N/A
Long-term debt	$2,210.5	$3,439.1
Less current maturities	436.3	315.3
Less unamortized discount, net	13.2	69.0
Total	$1,761.0	$3,054.8

(1) Includes obligations related to 18 aircraft recorded as failed sale leaseback transactions. Refer to Note 14, Leases for additional information.
(2) As of December 31, 2024, these debt instruments are recorded within liabilities subject to compromise on the Company's consolidated balance sheets. Refer to Note 3, Chapter 11 Proceedings, for additional information.
During the year ended December 31, 2024 and 2023, the Company made principal payments of $185.4 million and $337.5 million on its outstanding debt obligations, respectively.

Notes to Financial Statements—(Continued)
Extinguishment of Debt
During the first quarter of 2024, the Company early extinguished $139.6 million of outstanding fixed-rate term loans related to five aircraft. In connection with this debt extinguishment, the Company recorded a gain of $15.0 million within loss (gain) on extinguishment of debt on its consolidated statement of operations. In addition, during the first quarter of 2024, the Company completed five sale leaseback transactions (on aircraft previously owned by the Company) of which, two resulted in operating leases and three would have been deemed finance leases resulting in failed sale leaseback transactions. As a result of the three failed sale leaseback transactions, the Company recorded the related debt of $123.5 million within current maturities of long-term debt and finance leases and long-term debt and finance leases, less current maturities. Refer to Note 14, Leases for additional information on the five sale leaseback transactions.
During the fourth quarter of 2024, the Company early extinguished $17.1 million of outstanding fixed-rate term loans related to the sale of 2 aircraft. For additional information, refer to Note 1, Summary of Significant Accounting Policies. In connection with this debt extinguishment, the Company recorded a loss of $0.1 million within loss (gain) on extinguishment of debt on its consolidated statements of operations.
At December 31, 2024, long-term debt principal payments for the next five years and thereafter are as follows:

December 31, 2024
(in millions)
2025	$415.2
2026	429.1
2027	192.9
2028	257.2
2029	84.8
2030 and beyond	831.3
Total debt principal payments	$2,210.5

Interest Expense

Interest expense related to long-term debt and finance leases consists of the following:

	Twelve Months Ended December 31,
	2024	2023	2022
	(in thousands)
8.00% senior secured notes (1)	$92,621	$93,010	$47,954
Fixed-rate term loans	69,635	37,213	41,446
Unsecured term loans	1,365	1,363	1,363
Class A 2015-1 EETC	10,078	10,962	11,874
Class B 2015-1 EETC	446	1,954	2,312
Class C 2015-1 EETC	—	777	3,424
Class AA 2017-1 EETC	5,561	5,990	6,464
Class A 2017-1 EETC	2,005	2,159	2,330
Class B 2017-1 EETC	1,748	1,881	2,016
Class C 2017-1 EETC	—	522	4,367
Convertible notes (2)	15,849	(3,778)	(68)
Revolving credit facility	4,501	—	—
DIP term loan	812	—	—
Finance leases	33	30	57
Commitment and other fees	1,340	1,655	2,162
Amortization of deferred financing costs	13,100	15,453	14,204
Total	$219,094	$169,191	$139,905

Notes to Financial Statements—(Continued)
(1) Includes $3.8 million, $4.2 million and $1.4 million of accretion and $88.8 million, $88.8 million and $46.5 million of interest expense for the twelve months ended December 31, 2024, 2023, and 2022, respectively.
(2) Includes $16.4 million, $14.3 million and $20.3 million of amortization of the discount for the convertible notes due 2026 as well as interest expense for the convertible notes due 2025 and 2026, offset by $0.5 million, $18.1 million and $20.3 million of favorable mark to market adjustments for the convertible notes due 2026 for the twelve months ended December 31, 2024, 2023, and 2022, respectively.
As of December 31, 2024 and 2023, the Company had a line of credit for $6.0 million and $20.1 million, respectively, related to corporate credit cards. Respectively, the Company had drawn $0.9 million and $1.5 million as of December 31, 2024 and 2023, which is included in accounts payable.
As of December 31, 2024, the Company had lines of credit with counterparties for derivatives, if any, in the amount of $3.5 million. As of December 31, 2023, the Company had lines of credit with counterparties for derivatives, if any, and physical fuel delivery in the amount of $25.0 million. As of December 31, 2024 and 2023, the Company had not drawn on these lines of credit. The Company is required to post collateral for any excess above the lines of credit if the derivatives, if any, are in a net liability position. As of December 31, 2024 and 2023, the Company did not have any outstanding derivatives.

Notes to Financial Statements—(Continued)
14.Leases

The Company leases aircraft, engines, airport terminals, maintenance and training facilities, aircraft hangars, commercial real estate and office and computer equipment, among other items. Certain of these leases include provisions for variable lease payments which are based on several factors, including, but not limited to, relative leases square footage, enplaned passengers, and airports' annual operating budgets. Due to the variable nature of the rates, these leases are not recorded on the Company's consolidated balance sheets as a right-of-use asset and lease liability. Lease terms are generally 4 to 18 years for aircraft and spare engines and up to 99 years for other leased equipment and property.

The filing of the Chapter 11 Cases on November 18, 2024 may have triggered an event of default under certain lease agreements of the Company, subject to the automatic stay resulting from the Chapter 11 Cases. For additional information on the Company's bankruptcy proceedings and its related automatic stay and other protections, refer to Note 3, Chapter 11 Proceedings.

As of December 31, 2024, the Company had a fleet consisting of 192 A320 family aircraft, excluding the 21 aircraft classified as assets held for sale on the Company's consolidated balance sheets. Refer to Note 1, Summary of Significant Accounting Policies for additional information on the aircraft recorded as assets held for sale. As of December 31, 2024, the Company had 146 aircraft financed under operating leases with lease term expirations between 2025 and 2042. In addition, the Company owned 49 aircraft of which, as of December 31, 2024, none were unencumbered. The Company also had 18 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions. The related finance obligation is recorded within long-term debt in the Company's consolidated balance sheets. Refer to Note 13, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's consolidated balance sheets. As of December 31, 2024, the Company also had 5 spare engines financed under operating leases with lease term expiration dates ranging from 2025 to 2033 and owned 32, of which 21 were pledged as collateral under the Company's revolving credit facility maturing in 2026.

Total rent expense for the years ended 2024, 2023 and 2022 was $855.5 million, $673.2 million and $537.9 million, respectively. Total rent expense for aircraft and engine operating leases for the years ended December 31, 2024, 2023 and 2022 was $541.9 million, $381.2 million and $282.4 million, respectively.

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
Aircraft rent expense consists of monthly lease rents for aircraft and spare engines under the terms of the Company's aircraft and spare engine lease agreements recognized on a straight-line basis. Supplemental rent, recorded within aircraft rent expense, is primarily made up of probable and estimable return condition obligations, lease return costs adjustments for aircraft and engines purchased off lease or lease extensions or amendments. The Company expensed $36.2 million, $14.0 million and $16.5 million of supplemental rent recorded within aircraft rent during 2024, 2023 and 2022, respectively.
During the twelve months ended December 31, 2024, the Company took delivery of 19 new aircraft under direct operating leases, 8 new aircraft under sale leaseback transactions, 3 engines purchased with cash and purchased 1 spare engine off lease.
Under Topic 842, gains and losses on sale leaseback transactions, subject to adjustment for off-market terms, are recognized immediately and recorded within loss (gain) on disposal of assets on the Company's consolidated statements of

Notes to Financial Statements—(Continued)
operations. Refer to Note 5, Loss (gain) on Disposal of Assets for additional information on the losses recorded related to the sale leaseback transactions entered into during the twelve months ended December 31, 2024, 2023 and 2022.
As of December 31, 2024, the Company's finance lease obligations relate to the lease of computer equipment used by the Company's flight crew and office equipment. Payments under these finance lease agreements are fixed for terms generally ranging from 4 to 5 years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's consolidated balance sheets.
During the fourth quarter of 2019, the Company purchased an 8.5-acre parcel of land for $41.0 million and entered into a 99-year lease agreement for the lease of a 2.6-acre parcel of land, in Dania Beach, Florida, where the Company built its new headquarters campus and a 200-unit residential building. As of December 31, 2024, the 8.5-acre parcel of land and related construction costs were capitalized within other property and equipment on the Company's consolidated balance sheets. The 99-year lease was determined to be an operating lease and is recorded within operating lease right-of-use asset and operating lease liability on the Company's consolidated balance sheets. Operating lease commitments related to this lease are included in the table below within property facility leases.
The following table provides details of the Company's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's consolidated balance sheets as of December 31, 2024. The table does not include commitments that are contingent on events or other factors that are currently uncertain and unknown.

	Finance Leases	Operating Leases		Total Operating and Finance Lease Obligations
		Aircraft and Spare Engine Leases	Property Facility Leases
	(in thousands)
2025	$219	$564,040	$5,047	$569,306
2026	141	538,911	4,939	543,991
2027	93	522,951	4,140	527,184
2028	67	502,185	2,757	505,009
2029	6	486,881	2,129	489,016
2030 and thereafter	—	4,842,905	141,638	4,984,543
Total minimum lease payments	$526	$7,457,873	$160,650	$7,619,049
Less amount representing interest	50	2,893,031	132,590	3,025,671
Present value of minimum lease payments	$476	$4,564,842	$28,060	$4,593,378
Less current portion	195	254,521	3,275	257,991
Long-term portion	$281	$4,310,321	$24,785	$4,335,387
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's consolidated balance sheets are expected to be $2.8 million for 2025 and none for 2026 and beyond.
The table below presents information for lease costs related to the Company's finance and operating leases:

	Year Ended December 31,
	2024	2023
	(in thousands)
Finance lease cost
Amortization of leased assets	$277	$451
Interest of lease liabilities	33	30
Operating lease cost
Operating lease cost (1)	517,016	377,505
Short-term lease cost (1)	37,294	39,916
Variable lease cost (1)	272,087	227,030
Total lease cost	$826,707	$644,932
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's consolidated statements of operations.

Notes to Financial Statements—(Continued)
The table below presents lease-related terms and discount rates as of December 31, 2024:

	December 31, 2024	December 31, 2023
Weighted-average remaining lease term
Operating leases	15.1 years	14.8 years
Finance leases	2.9 years	2.3 years
Weighted-average discount rate
Operating leases	7.11%	6.84%
Finance leases	5.91%	4.25%

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
Employer contributions made to all plans were $128.5 million, $112.4 million and $88.9 million in 2024, 2023 and 2022, respectively, and were included within salaries, wages and benefits in the accompanying consolidated statements of operations.

16. Income Taxes
Significant components of the provision for income taxes from continuing operations are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current:
Federal	$(5,438)	$5,449	$—
State and local	(40)	1,309	327
Foreign	3,485	1,350	1,695
Total current expense (benefit)	(1,993)	8,108	2,022
Deferred:
Federal	(54,922)	(115,905)	(141,251)
State and local	(3,293)	(3,334)	(7,360)
Total deferred expense (benefit)	(58,215)	(119,239)	(148,611)
Total income tax expense (benefit)	$(60,208)	$(111,131)	$(146,589)

The income tax provision differs from that computed at the federal statutory corporate tax rate as follows:

Notes to Financial Statements—(Continued)

	Year Ended December 31,
	2024	2023	2022
Expected provision at federal statutory tax rate	21.0%	21.0%	21.0%
State tax expense, net of federal benefit	1.3%	1.5%	1.6%
Permanent tax differences	(1.6)%	(1.3)%	(0.6)%
Valuation allowance	(16.1)%	(1.2)%	(0.8)%
Other	0.1%	(0.1)%	(0.3)%
Total income tax expense (benefit)	4.7%	19.9%	20.9%

The Company accounts for income taxes using the asset and liability method. Deferred taxes are recorded based on differences between the consolidated financial statement basis and tax basis of assets and liabilities and available tax loss and credit carryforwards. At December 31, 2024 and 2023, the significant components of the Company's deferred taxes consisted of the following:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Income tax credits	$2,441	$4,298
Net operating losses	437,400	328,977
Deferred revenue	22,641	25,924
Nondeductible accruals	29,936	32,899
Deferred manufacturing credits	13,415	14,556
Loan liability	140,313	115,161
Operating lease liability	1,053,684	797,778
Interest expense	70,011	51,305
Other	17,496	38,910
Valuation allowance	(226,389)	(17,654)
Deferred tax assets	1,560,948	$1,392,154
Deferred tax liabilities:
Property, plant and equipment	513,028	612,571
Accrued aircraft and engine maintenance	54,574	70,997
Right-of-use asset	1,042,099	803,232
Other	3,174	13,115
Deferred tax liabilities	1,612,875	1,499,915
Net deferred tax assets (liabilities)	$(51,927)	$(107,761)

In assessing the realizability of the deferred tax assets, management considered whether it is more likely than not that some or all of the deferred tax assets would be realized. In evaluating the Company’s ability to utilize its deferred tax assets, it considered all available evidence, both positive and negative, in determining future taxable income on a jurisdiction by jurisdiction basis. As of December 31, 2024 and 2023, the Company had a valuation allowance of $226.4 million and $17.7 million, respectively, primarily against deferred tax assets related to federal and state net operating loss carryforwards.
As of December 31, 2024, the Company had $0.9 million of foreign tax credits, $1.4 million of general business tax credits, $1.9 billion of federal net operating loss and $862.0 million of state net operating loss available, that may be applied against future tax liabilities. The foreign tax credits will begin to expire in 2025, the state net operating losses will begin to expire in 2027, the general business credits will begin to expire in 2038 and there is no expiration of federal net operating losses.
For tax years ended December 31, 2024, 2023 and 2022, the Company did not recognize any liabilities for uncertain tax positions nor any interest and penalties on unrecognized tax benefits.

Notes to Financial Statements—(Continued)
For tax years 2024, 2023 and 2022, all income for the Company is subject to domestic income taxes.
The Company files its tax returns as prescribed by the tax laws of the jurisdictions in which it operates. The Company's federal income tax returns for 2021 through 2023 tax years are still subject to examination in the United States. Various state and foreign jurisdiction tax years also remain open to examination. The Company believes that any potential assessment would be immaterial to its consolidated financial statements.

17. Commitments and Contingencies
Aircraft-Related Commitments and Financing Arrangements
The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies. On April 3, 2024, the Company entered into Amendment No. 7 to the A320 NEO Family Purchase Agreement, dated as of December 20, 2019 with Airbus S.A.S. ("Airbus"). The Amendment (i) defers all aircraft on order that are scheduled to be delivered in the second quarter of 2025 through the end of 2026 to 2030 through 2031, and (ii) adjusts the delivery periods of option aircraft from 2027 through 2029 to 2029 through 2031. On July 30, 2024, the Company entered into a direct lease transaction (the “Direct Lease Transaction”) with AerCap Holdings N.V. (“AerCap”) for 36 aircraft scheduled for delivery between 2027 and 2028 (the “Leased Aircraft”) which were originally part of the Company’s order book. Under the terms of the transaction, AerCap will assume the delivery positions for the Leased Aircraft and related PDP obligations. AerCap has agreed to lease each Leased Aircraft to the Company upon delivery by Airbus. Each of the leases will have fixed rent payments.
As of December 31, 2024, the Company's firm aircraft orders consisted of 55 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2031. As of December 31, 2024, the Company had secured financing for three aircraft, scheduled for delivery from Airbus through 2025, which will be financed through sale leaseback transactions. The Company did not have financing commitments in place for the remaining 52 Airbus aircraft currently on firm order through 2031. However, the Company has signed a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus as of December 31, 2024 are included within the purchase commitments below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.
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
During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement which requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of December 31, 2024, the Company is committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.
As of December 31, 2024, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $153.3 million in 2025, $12.3 million in 2026, $183.0 million in 2027, $297.8 million in 2028, $1,124.3 million in 2029 and $1,857.8 million in 2030 and beyond.
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
In addition to the Airbus Purchase Agreement, as of December 31, 2024, the Company had agreements in place for 39 aircraft to be financed through direct leases with third-party lessors with deliveries scheduled from 2025 through 2028. As of December 31, 2024, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be $20.5 million in 2025, $27.1 million in 2026, $88.3 million in 2027, $183.3 million in 2028, $229.4 million in 2029, and $2,204.1 million in 2030 and beyond.

Notes to Financial Statements—(Continued)
Interest commitments related to the secured debt financing of 67 aircraft as of December 31, 2024 are $72.3 million in 2025, $77.5 million in 2026, $71.4 million in 2027, $63.2 million in 2028, $56.8 million in 2029, and $102.8 million in 2030 and beyond. As of December 31, 2024, interest commitments related to the Company's unsecured term loans, revolving credit facility and DIP term loan are $3.8 million in 2025, $3.4 million in 2026, $3.4 million in 2027, $3.4 million in 2028, $3.4 million in 2029, and $3.7 million in 2030 and beyond. For principal commitments related to the Company's outstanding debt obligations, refer to Note 13, Debt and Other Obligations.
In addition, the principal related to the Company's 8.00% senior secured notes due 2025, convertible notes due 2025 and convertible notes due 2026 are recorded within liabilities subject to compromise on the Company's consolidated balance sheets as of the Petition Date. Refer to Note 3, Chapter 11 Proceedings, for additional information on the Company's bankruptcy proceedings.
Other Commitments
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of December 31, 2024: $41.1 million in 2025, $24.0 million in 2026, $18.5 million in 2027, $2.0 million in 2028, $0.1 million in 2029, and none in 2030 and beyond. The Company's reservation system contract expires in 2028.
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
In 2017, the Company was sued in the Eastern District of New York ("EDNY") in a purported class action, Cox, et al. v. Spirit Airlines, Inc., alleging state-law claims of breach of contract, unjust enrichment and fraud relating to the Company's practice of charging fees for ancillary products and services. In June 2023, the Company reached a tentative settlement in mediation for a maximum amount of $8.3 million. The EDNY issued a preliminary approval order on September 21, 2023, and the final approval hearing was held on December 11, 2023. The total amount paid depends on a number of factors, including participation of class members and any conditions on the settlement approved by the EDNY. As of December 31, 2023, the Company's best estimate of the probable loss associated with the settlement was $6.0 million recorded in other operating expenses within its consolidated statements of operations. During the first and third quarters of 2024, the estimated probable loss recorded was reduced by $1.4 million and $0.3 million, respectively. As of December 31, 2024, the total obligation of $4.3 million related to this matter has been paid.
On February 27, 2023, ALPA filed a grievance against the Company claiming that it violated the collective bargaining agreement (“CBA”) by excluding its pilots from the Company's retention award programs granted as part of the Former Frontier Merger Agreement and the Merger Agreement with JetBlue. On September 8, 2023, the Company filed a motion to dismiss the grievance, as it does not believe that ALPA filed the grievance within the timeline set forth in the CBA. As of December 31, 2024, the grievance is postponed indefinitely. The potential outcomes of this claim cannot be determined and an estimate of the reasonably possible loss or range of loss cannot be made.
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

Notes to Financial Statements—(Continued)
Employees
The Company has six union-represented employee groups that together represent approximately 84% of all employees at December 31, 2024. The table below sets forth the Company's employee groups and status of the CBAs.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International (ALPA) (2)	March 2024	27%
Flight Attendants	Association of Flight Attendants (AFA-CWA)	January 2026	44%
Dispatchers	Professional Airline Flight Control Association (PAFCA)	August 2026	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers (IAMAW)	November 2026	3%
Passenger Service Agents	Transport Workers Union of America (TWU)	February 2027	3%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association (AMFA) (2)	N/A	6%

(1) Subject to standard early opener provisions.
(2) Collective bargaining agreement is currently under negotiation.

In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by AMFA as their collective bargaining agent. In May 2024, the parties began negotiations with a NMB mediation, and those discussions are ongoing. As of December 31, 2024, the Company had approximately 640 AMTs.

In July 2024, the Company reached an agreement with PAFCA for a new two-year agreement, which was ratified by PAFCA members on August 10, 2024. The ratified agreement includes increased pay rates.
In March 2024, ALPA provided notice to the Company that it intended to amend its CBA with its pilots. In July 2024, the parties began negotiations, and those discussions are ongoing.
To ensure the Company has the right level of resources to meet its reduced aircraft capacity levels, primarily due to increased AOG days from GTF engine issues and the sale of aircraft, it furloughed approximately 170 pilots, effective September 1, 2024, and announced in the fourth quarter of 2024 that, effective January 31, 2025, it would furlough approximately 300 additional pilots to align with its projected flight volume for 2025. During the third and fourth quarters of 2024, the Company recorded $1.4 million and $3.5 million, respectively, in expenses related to these furloughs. These expenses were recorded within salaries, wages and benefits on the Company's consolidated statements of operations. In addition, in January 2025, as part of the Company's ongoing efforts to optimize and enhance efficiencies, it made the decision to eliminate approximately 200 positions from various departments.
The Company is self-insured for health care claims, subject to a stop-loss policy, for eligible participating employees and qualified dependent medical claims, subject to deductibles and limitations. The Company’s liabilities for claims incurred but not reported are determined based on an estimate of the ultimate aggregate liability for claims incurred. The estimate is calculated from actual claim rates and adjusted periodically as necessary. The Company has accrued $11.6 million and $9.1 million, for health care claims as of December 31, 2024, and 2023, respectively, recorded within other current liabilities on the Company's consolidated balance sheet.

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
Long-term Debt
    The estimated fair value of the Company's secured notes, term loan debt agreements and revolving credit facility has been determined to be Level 3 as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-publicly held EETC debt agreements and the Company's convertible notes has been determined to be Level 2 as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
    The carrying amounts and estimated fair values of the Company's long-term debt at December 31, 2024 and December 31, 2023, were as follows:

	As of December 31,
	2024		2023
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value	Fair value level hierarchy
	(in millions)
DIP term loans	$309.0	$309.0	$—	$—	Level 3
Fixed-rate term loans	972.2	970.7	1,093.3	1,099.9	Level 3
Unsecured term loans	136.3	130.4	136.3	128.3	Level 3
2015-1 EETC Class A	234.6	215.8	256.6	230.8	Level 2
2015-1 EETC Class B	—	—	40.0	39.4	Level 2
2017-1 EETC Class AA	160.3	140.4	172.2	149.6	Level 2
2017-1 EETC Class A	53.4	45.8	57.4	48.5	Level 2
2017-1 EETC Class B	44.7	40.5	48.2	42.9	Level 2
Revolving credit facility due 2026	300.0	300.0	—	—	Level 3
Total long-term debt	$2,210.5	$2,152.6	$1,804.0	$1,739.4

8.00% senior secured notes	$1,110.0	$1,117.9	$1,110.0	$1,121.9	Level 3
4.75% convertible notes due 2025	25.1	8.8	25.1	42.3	Level 2
1.00% convertible notes due 2026	500.0	166.4	500.0	349.9	Level 2
Total liabilities subject to compromise	$1,635.1	$1,293.1	$1,635.1	$1,514.1

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2024 and December 31, 2023 are comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.

Restricted Cash

Restricted cash is comprised of cash held in account subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of December 31, 2024, the Company had a $68.0 million standby letter of credit secured by $68.0 million of restricted cash, of which $58.8 million were issued letters of credit. In addition, the Company had $50.0 million of restricted cash held in an account subject to a control agreement under its credit card processing agreement, $44.4 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the Company's 8.00% senior secured notes and $6.0 million in pledged cash pursuant to its corporate credit cards.
Short-term Investment Securities

Notes to Financial Statements—(Continued)

Short-term investment securities at December 31, 2024 and December 31, 2023 are classified as available-for-sale and generally consist of U.S. Treasury and U.S. government agency securities with contractual maturities of twelve months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 8, Short-term Investment Securities.

Assets Held for Sale
The Company's assets held for sale as of December 31, 2024 primarily consisted of 21 A320ceo and A321ceos aircraft currently under contract for sale. Currently, these aircraft are not being utilized within the operation and are available for immediate sale. For additional information, refer to Note 1, Summary of Significant Accounting Policies. The Company's assets held for sale as of December 31, 2023 primarily consisted of rotable aircraft parts. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair values were determined using Level 3 fair value inputs primarily based on the agreed upon sales price for each aircraft.
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

Upon the termination of the merger, the conversion settlement terms reverted to the original settlement terms of the indenture. The Company performed a discounted cash flow analysis to reassess the fair value of the derivative liability as of March 3, 2024, the day prior to the announcement of the termination of the Merger Agreement. During the first quarter of 2024, the Company recorded $0.5 million in favorable mark to market adjustments related to the change in fair value of the derivative liability through the date of termination. During the twelve months ended December 31, 2023, the Company recorded $18.1 million in favorable mark to market adjustments related to the change in fair value of the derivative liability. The fair value of the derivative liability has been determined to be Level 2, as observable inputs were used to determine the fair value of derivative liability. For additional information, refer to Note 13, Debt and Other Obligations.

In addition, as of the date of the Termination Agreement, the Company reclassified the remaining derivative liability as of the Termination Agreement execution date of $8.2 million, net of taxes, to additional paid-in-capital within the Company's consolidated balance sheets.

Assets and liabilities measured at gross fair value on a recurring basis are summarized below:

	Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$902.1	$902.1	$—	$—
Restricted cash	168.4	168.4	—	—
Short-term investment securities	118.3	118.3	—	—
Assets held for sale	463.0	—	—	463.0
Total assets	$1,651.8	$1,188.8	$—	$463.0

Total liabilities	$—	$—	$—	$—

Notes to Financial Statements—(Continued)

	Fair Value Measurements as of December 31, 2023
	Total	Level 1	Level 2	Level 3
	(in millions)
Cash and cash equivalents	$865.2	$865.2	$—	$—
Restricted cash	119.4	119.4	—	—
Short-term investment securities	112.5	112.5	—	—
Assets held for sale	1.8	—	—	1.8
Total assets	$1,098.9	$1,097.1	$—	$1.8

Derivative liability	$11.1	$—	$11.1	$—
Total liabilities	$11.1	$—	$11.1	$—
The Company had no transfers of assets or liabilities between any of the above levels during the years ended December 31, 2024 or December 31, 2023.

19.Operating Segments and Related Disclosures
The Company operates in a single reportable segment that provides air transportation to passengers. The Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the Company’s consolidated operating income (loss) to make decisions regarding resource allocation and performance assessment. Additionally, significant segment expenses provided to the CODM align with those shown in the consolidated statement of operations. Ted Christie, President and Chief Executive Officer, serves as the Company’s CODM and is responsible for overseeing operating performance, allocating resources and regularly communicating with executive team on these matters. For more information on the consolidated operating results of the Company’s single reportable segment, refer to the Company’s consolidated statements of operations.

Operating revenues by geographic region as defined by the Department of Transportation ("DOT") area are summarized below:

	2024	2023	2022
	(in millions)
DOT—Domestic	$4,358.2	$4,676.1	$4,371.8
DOT—Latin America and Caribbean	555.2	686.4	696.6
Total	$4,913.4	$5,362.5	$5,068.4
During 2024, 2023 and 2022, no revenue from any one foreign country represented greater than 4% of the Company’s total passenger revenue. The Company attributes operating revenues by geographic region based upon the origin and destination of each passenger flight segment. The Company’s tangible assets consist primarily of flight equipment, which are mobile across geographic markets and, therefore, have not been allocated.

Notes to Financial Statements—(Continued)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Spirit Airlines, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 3, 2025 expressed an unqualified opinion thereon.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses from operations and filed for relief under Chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Notes to Financial Statements—(Continued)

Long-lived asset recoverability test
Description of the Matter
At December 31, 2024, the Company performed a recoverability test for its long-lived assets in accordance with ASC 360. As discussed in Note 1 to the consolidated financial statements, the Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be fully recoverable. Based on the results of the recoverability test, the carrying value of the asset group did not exceed the future undiscounted cash flows, therefore the Company determined the assets are recoverable and no impairment was measured or recognized.

Auditing management’s long-lived asset test for recoverability was judgmental due to the estimation required in determining the future undiscounted cash flows of the asset group. In particular, the cash flows were sensitive to significant assumptions such as unit revenue and cost.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s assessment of the projected undiscounted cash flows to be generated by the asset group. This included internal controls over management’s review of the significant assumptions used to estimate the future undiscounted cash flows.

To test the reasonableness of the future undiscounted cash flows, we performed audit procedures that included testing the significant assumptions discussed above and used to develop the projections. We compared the significant assumptions used to the historical performance of the Company and current industry trends. We also performed sensitivity analysis of the impact of changing certain assumptions on the outcome of the recoverability test.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1995.

Miami, Florida
March 3, 2025

Notes to Financial Statements—(Continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Spirit Airlines, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Spirit Airlines, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Spirit Airlines, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated March 3, 2025 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Company’s ability to continue as a going concern.

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
March 3, 2025

Notes to Financial Statements—(Continued)
ITEM 9.    CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 2013 framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Based on that evaluation, management believes that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, which also audited our Consolidated Financial Statements for the year ended December 31, 2024. Ernst & Young LLP's report on our internal control over financial reporting is included herein.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
Not applicable.
ITEM 9C.    DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

Notes to Financial Statements—(Continued)
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information under the captions, “Election of Directors,” “Corporate Governance,” “Committee and Meetings of the Board of Directors,” “Executive Officers,” “Code of Ethics” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our 2025 Proxy Statement is incorporated herein by reference.
Insider Trading Policy
We have adopted trading policies and procedures governing the purchase, sale or other dispositions of our securities by our directors, officers and employees or the registrant itself that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any listing standards applicable to the Company. A copy of such policies and procedures is filed hereto as Exhibit 19.1.
ITEM 11.    EXECUTIVE COMPENSATION
The information under the captions, “Director Compensation” and “Executive Compensation” in our 2025 Proxy Statement is incorporated herein by reference.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information under the captions, “Security Ownership” and “Equity Compensation Plan Information” in our 2025 Proxy Statement is incorporated herein by reference.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information under the captions, “Certain Relationships and Related Transactions” and “Corporate Governance” in our 2025 Proxy Statement is incorporated herein by reference.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
The information under the captions, “Ratification of Independent Registered Public Accounting Firm” in our 2025 Proxy Statement is incorporated herein by reference.
With the exception of the information specifically incorporated by reference in Part II Item 5 and Part III to this Annual Report on Form 10-K from our 2025 Proxy Statement, our 2025 Proxy Statement shall not be deemed to be filed as part of this Report.

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

4.48	Form of Warrant to Purchase Common Stock, is hereby incorporated by reference from Exhibit B to Exhibit 4.47 hereto.

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

4.51	Form of Global Note representing the 4.75% Convertible Senior Notes due 2025 (included in Exhibit 4.50 hereto).

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

4.55	Form of 8.00% Senior Secured Notes due 2025, is hereby incorporated by reference from Exhibit A to Exhibit 4.54 hereto.

4.56	Form of Warrant to Purchase Common Stock dated July 31, 2020, filed as Exhibit 4.6 to the Company's Form 8-K dated September 30, 2020, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

4.57	Form of Warrant to Purchase Common Stock dated October 2, 2020, filed as Exhibit 4.1 to the Company's Form 8-K dated October 2, 2020, is hereby incorporated by reference.

4.58
Warrant Agreement, dated as of January 15, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 4.64 to the Company's Form 10-K dated February 10, 2021, is hereby incorporated by reference.

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

4.66	Form of 8.00% Senior Secured Notes due 2025, is hereby incorporated by reference from Exhibit A to Exhibit 4.65 hereto.

4.67	Brief Description of all Securities Registered under Section 12 of the Exchange Act.

4.68
Second Supplemental Indenture, dated as of November 25, 2024, among Spirit IP Cayman Ltd., Spirit Loyalty Cayman Ltd., the guarantors named therein and Wilmington Trust, National Association, as trustee.

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

10.3
Tax Receivable Agreement, dated as of June 1, 2011, between Spirit Airlines, Inc., Indigo Pacific Partners LLC, and OCM FIE, LLC, filed as Exhibit 10.12 to the Company's Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

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

10.13
Framework Agreement, dated as of October 1, 2014, by and between Spirit Airlines, Inc., BNP Paribas, New York Branch, Landesbank Hessen-Thuringen Girozentrale, Natixis, New York Branch, KfW IPEX-Bank GmbH, Investec Bank PLC and Wilmington Trust Company, filed as Exhibit 10.1 to the Company's Form 10-Q dated October 28, 2014, is hereby incorporated by reference.

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

10.18+	Robert L. Fornaro Employment Agreement, filed as Exhibit 10.35 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.19+	B. Ben Baldanza Separation Agreement, filed as Exhibit 10.36 to the Company's Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.20	Spirit Airlines, Inc. 2017 Executive Severance Plan, filed as Exhibit 10.1 to the Company's Form 8-K dated August 22, 2017, is hereby incorporated by reference.

10.21
Form of Performance Award Grant Notice and Performance Award Agreement under the Spirit Airlines, Inc. 2015 Equity Incentive Award Plan, filed as Exhibit 10.41 to the Company's Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.22	Form of Severance and Release Agreement, filed as Exhibit 10.42 to the Company's Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.23†
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

10.24+
Letter Agreement, effective January 1, 2018, by and between Spirit Airlines, Inc. and Edward M. Christie III, filed as Exhibit 10.2 to the Company’s Form 10-Q dated April 26, 2018, is hereby incorporated by reference.

10.25†
Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc., filed as Exhibit 10.3 to the Company’s Form 10-Q/A dated June 12, 2018, is hereby incorporated by reference.

10.26+	Rocky B. Wiggins Offer Letter, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

10.27+	Scott M. Haralson Offer Letter, filed as Exhibit 10.2 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

10.28+	Edward M. Christie Employment Agreement Amendment, filed as Exhibit 10.1 to the Company's Form 10-K dated February 13. 2019, is hereby incorporated by reference.

10.29+	Robert L. Fornaro Employment Agreement Amendment , filed as Exhibit 10.2 to the Company's Form 10-K dated February 13, 2019, is hereby incorporate by reference.

10.30
Credit and Guaranty Agreement, dated as of March 30, 2020, between Citibank, N.A, as Administrative Agent and Wilmington Trust, National Association, as Collateral Agent, filed as Exhibit 10.1 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.31
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

10.33+	Matt Klein Offer Letter, filed as Exhibit 10.4 to the Company's Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.34

Payroll Support Program Agreement, dated January 15, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 10.53 to the Company's Form 10-K dated February 10, 2021, is hereby incorporated by reference.

10.35

Promissory Note, dated January 12, 2021, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.54 to the Company's Form 10-K dated February 10, 2021, is hereby incorporated by reference.

10.36†
First Amendment to Credit and Guaranty Agreement, dated as of March 12, 2021, among Spirit Airlines, Inc., the lenders party thereto, Citibank, N.A., as administrative agent and issuing lender, and Wilmington Trust, National Association, as collateral agent, filed as Exhibit 10.1 to the Company’s Form 8-K dated March 18, 2021, is hereby incorporated by reference.

10.37
Payroll Support Program Agreement, dated April 29, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 28, 2021, is hereby incorporated by reference.

10.38
Promissory Note, dated April 29, 2021, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 28, 2021, is hereby incorporated by reference.

10.39+	Melinda Grindle Offer Letter, filed as Exhibit 10.58 to the Company's Form 10-K dated February 8, 2022, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.40
Termination Agreement, dated July 27, 2022, by and among Frontier Group Holdings, Inc., Top Gun Acquisition Corp. and Spirit Airlines, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K dated July 28, 2022, is hereby incorporated by reference.

10.41†
Second Amendment to Credit and Guaranty Agreement, dated as of November 18, 2022, among Spirit Airlines, Inc. and Citibank, N.A., as Administrative Agent, filed as exhibit 10.60 to the Company’s Form 10-K dated February 6, 2023, is hereby incorporated by reference.

10.42†
Aircraft Sale and Purchase Agreement, dated January 13, 2023, by and between Spirit Airlines, Inc. and Gryphon Trading Company, LLC, filed as exhibit 10.61 to the Company’s Form 10-K dated February 6, 2023, is hereby incorporated by reference.

10.43†
Airbus A320 NEO Family Purchase Agreement, dated as of December 20, 2019, between Airbus S.A.S. and Spirit Airlines ,Inc., as amended by Amendment No. 1, dated as of June 24, 2020, together with the amended and restated Letter Agreement No. 8, dated as of December 20, 2019, filed as Exhibit 10.1 to the Company's Form 10-Q dated July 22, 2020. Amendment No. 6 dated as of July 31, 2023, together with the Second Amended and Restated Letter Agreement No. 4, dated as of July 31, 2023, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 26, 2023, Amendment No. 7, dated as of April 3, 2024, together with the Third Amended and Restated Letter Agreement No. 4, dated as of April 3, 2024, filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 31, 2024, Amendment No. 8, dated as of July 30, 2024, together with the Second Amended and Restated Letter Agreement No. 8, dated July 30, 2024, and Letter Agreement No. 10, dated as of July 30, 2024, filed as Exhibit 10.4 to the Company’s Form 10-Q dated November 25, 2024, and Amendment No. 2 to the A320 NEO Family Purchase Agreement Letter Agreement, dated as of July 30, 2024, filed as Exhibit 10.5 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.44†
Amended and Restated V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as exhibit 10.45 to the Company's Form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.45†
Amended and Restated Fleet Hour Agreement, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as exhibit 10.46 to the Company's Form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.46†
V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013 and Side Letter No. 2 dated as of October 1, 2013, filed as exhibit 10.47 to the Company's Form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.47†
Fleet Hour Agreement, dated of as October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as exhibit 10.48 to the Company's Form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.48†
PurePower PW1100G Engine Purchase Support Agreement, dated as of October 1, 2013, by and between the Company and United Technologies Corporation, acting through its Pratt & Whitney Division, filed as exhibit 10.49 to the Company's form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.49†
Hosted Services Agreement, dated as of February 28, 2007, between Spirit Airlines, Inc. and Navitaire Inc., as amended by Amendment No. 1 dated as of October 23, 2007, Amendment No. 2 dated as of May 15, 2008, Amendment No. 3 dated as of November 21, 2008, Amendment No. 4 dated as of August 17, 2009 and Amendment No. 5 dated November 4, 2009, filed as exhibit 10.50 to the Company's form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.50†
Signatory Agreement, dated as of May 21, 2009, between Spirit Airlines, Inc. and U.S. Bank National Association, as amended by First Amendment dated January 18, 2010, filed as exhibit 10.51 to the Company's form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.51†
Terms and Conditions for Worldwide Acceptance of the American Express Card by Airlines, dated September 4, 1998, between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc., as amended January 1, 2003 and August 28, 2003, filed as exhibit 10.52 to the Company's form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.52†
Lease, dated as of June 17, 1999, between Sunbeam Development Corporation and Spirit Airlines, Inc., as amended by Lease Modification and Contraction Agreement dated as of May 7, 2009, filed as exhibit 10.53 to the Company's form 10-K dated February 9, 2024, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.53†
Lease Modification and Extension Agreement, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc filed as exhibit 10.54 to the Company's form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.54†
Lease, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc, filed as exhibit 10.55 to the Company's form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.55†
Airbus A320 Family Purchase Agreement, dated as of May 5, 2004, between AVSA, S.A.R.L. and Spirit Airlines, Inc.; as amended by Amendment No. 1 dated as of December 21, 2004; Amendment No. 2 dated as of April 15, 2005; Amendment No. 3 dated as of June 30, 2005; Amendment No. 4 dated as of October 27, 2006 (as amended by Letter Agreement No. 1, dated as of October 27, 2006, to Amendment No. 4 and Letter Agreement No. 2, dated as of October 27, 2006, to Amendment No. 4); Amendment No. 5 dated as of March 5, 2007; Amendment No. 6 dated as of March 27, 2007; Amendment No. 7 dated as of June 26, 2007 (as amended by Letter Agreement No. 1, dated as of June 26, 2007, to Amendment No. 7); Amendment No. 8 dated as of February 4, 2008; Amendment No. 9 dated as of June 24, 2008 (as amended by Letter Agreement No. 1, dated as of June 24, 2008, to Amendment No. 9); Amendment No. 10 dated July 17, 2009 (as amended by Letter Agreement No. 1, dated as of July 17, 2009, to Amendment No. 10), and as supplemented by Letter Agreement No. 1 dated as of May 5, 2004, Letter Agreement No. 2 dated as of May 5, 2004, Letter Agreement No. 3 dated as of May 5, 2004, Letter Agreement No. 4 dated as of May 5, 2004, Letter Agreement No. 5 dated as of May 5, 2004, Letter Agreement No. 6 dated as of May 5, 2004, Letter Agreement No. 7 dated as of May 5, 2004, Letter Agreement No. 8 dated as of May 5, 2004, Letter Agreement No. 9 dated as of May 5, 2004, Letter Agreement No. 10 dated as of May 5, 2004 and Letter Agreement No. 11 dated as of May 5, 2004; Amendment No. 11 dated as of December 29, 2011 (as amended by Letter Agreement No. 1 dated as of December 29, 2011, Letter Agreement No.. 2 dated as of December 29, 2011, Letter Agreement No. 3 dated as of December 29, 2011, Letter Agreement No. 4 dated as of December 29, 2011, Letter Agreement No. 5 dated as of December 29, 2011, Letter Agreement No. 6 dated as of December 29, 2011, Letter Agreement No. 7 dated as of December 29, 2011 and Letter Agreement No. 8 dated as of December 29, 2011); Amendment No. 12, dated as of June 29, 2012; Amendment No. 13, dated as of January 10, 2013; Amendment No. 14, dated as of June 20, 2013; Amendment No. 15 dated as of November 21, 2013; Amendment No. 16 dated as of December 17, 2013; Amendment No. 17 dated as of March 11, 2014; Amendment No. 18 dated as of July 31, 2014; Amendment No. 19 dated as of August 21, 2015; Amendment No. 20 dated as of April 27, 2016; and Amendment No. 26 dated as of June 24, 2020, filed as Exhibit 10.2 to the Company's Form 10-Q dated July 22, 2020, which is hereby incorporated by reference.

10.56†
Addendum and Amendment to the Agreement Governing Acceptance of the American Express Card by Airlines, dated as of June 24, 2011, by and between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc, filed as exhibit 10.57 to the Company's form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.57†
Second Amendment to Signatory Agreement, effective as of September 6, 2011, by and between the Company and U.S. Bank, National Association, filed as exhibit 10.58 to the Company's form 10-K dated February 9, 2024 is hereby incorporated by reference.

10.58
Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.1 to the Company’s Form 10-Q dated May 3, 2024, is hereby incorporated by reference.

10.59
Form of Performance Share Award Grant Notice and Performance Share Award Agreement for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 3, 2024, is hereby incorporated by reference.

10.60
Form of Time-based Cash Award Agreement (2-year vesting) for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.3 to the Company’s Form 10-Q dated May 3, 2024, is hereby incorporated by reference.

10.61
Form of Time-based Cash Award Agreement (3-year vesting) for awards under the Spirit Airlines, Inc. 2015 Incentive Award Plan, filed as Exhibit 10.4 to the Company’s Form 10-Q dated May 3, 2024, is hereby incorporated by reference.

10.62
Termination Agreement, dated March 1, 2024, by and among JetBlue Airways Corporation, Sundown Acquisition Corp. and Spirit Airlines, Inc, filed as Exhibit 10.1 to the Company’s Form 8-K dated March 4, 2024, is hereby incorporated by reference.

10.63†
PW1100 AOG Special Support Letter Agreement, dated March 26, 2024, by and between International Aero Engines, LLC and Spirit Airlines, Inc., filed as Exhibit 10.6 to the Company’s Form 10-Q dated May 3, 2024, is hereby incorporated by reference.

Notes to Financial Statements—(Continued)

10.64+
Spirit Airlines, Inc. 2024 Incentive Award Plan, filed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A for the 2024 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 25, 2024 (File No. 001-35186), is hereby incorporated by reference.

10.65+	Offer Letter, dated July 1, 2024, between Spirit Airlines, Inc. and Frederick S. Cromer, filed as Exhibit 10.1 to the Company's Form 8-K dated July 1, 2024, is hereby incorporated by reference.

10.66†
Fourth Amendment to Credit and Guaranty Agreement, dated as of July 2, 2024, between Spirit Airlines, Inc., Wilmington Trust, National Association, as collateral agent, Citibank, N.A., as administrative agent and issuing lender, and the lenders party thereto, filed as Exhibit 10.2 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.67
Letter Agreement (2024-1), dated as of July 2, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association, filed as Exhibit 10.3 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.68
Letter Agreement (2024-2), dated as of September 9, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association filed as Exhibit 10.6 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.69	Letter Agreement (2024-3), dated as of October 11, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association.

10.70†	Term Sheet, dated as of October 18, 2024, by and between Spirit Airlines, Inc. and GA Telesis, LLC.

10.71†	Aircraft Sale and Purchase Agreement (Spirit-GAT 2024), dated as of October 29, 2024, by and between Spirit Airlines, Inc. and GA Telesis, LLC.

10.72
Restructuring Support Agreement, dated as of November 18, 2024, by and among Spirit Airlines, Inc., certain of its subsidiaries and the Consenting Stakeholders (as defined therein), filed as Exhibit 10.1 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.73
Backstop Commitment Agreement, dated as of November 18, 2024, by and among Spirit Airlines, Inc., certain of its subsidiaries and the Backstop Commitment Parties (as defined therein), filed as Exhibit 10.2 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.74	Debtor-in-Possession Term Sheet, filed as Exhibit 10.3 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.75
Form of Retention Agreement, dated as of November 12, 2024, by and among Spirit Airlines and a named executive officer of the Company, filed as Exhibit 10.4 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

19.1	Insider Trading Compliance Program of Spirit Airlines, Inc.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Spirit Airlines, Inc. Dodd-Frank Clawback Policy

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Notes to Financial Statements—(Continued)

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates a management contract or compensatory plan or arrangement.
*	Exhibits 32.1 is being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

Notes to Financial Statements—(Continued)
SIGNATURES
Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPIRIT AIRLINES, INC.

Date: March 3, 2025	By:	/s/ Frederick S. Cromer
Frederick S. Cromer
Executive Vice President and Chief Financial Officer

Notes to Financial Statements—(Continued)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Edward Christie, Frederick Cromer and Thomas Canfield, and each of them, their true and lawful attorneys-in-fact, each with full power of substitution, for them in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated

Signature	Title	Date

/s/ Edward M. Christie	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2025
Edward M. Christie
/s/ Frederick S. Cromer	Executive Vice President and Chief Financial Officer	March 3, 2025
Frederick S. Cromer
/s/ Griselle Molina	Vice President, Controller (Principal Accounting Officer)	March 3, 2025
Griselle Molina
/s/ H. McIntyre Gardner	Director (Chairman of the Board)	March 3, 2025
H. McIntyre Gardner
/s/ Mark B. Dunkerley	Director	March 3, 2025
Mark B. Dunkerley
/s/ Robert D. Johnson	Director	March 3, 2025
Robert D. Johnson
/s/ Barclay G. Jones	Director	March 3, 2025
Barclay G. Jones
/s/ Christine P. Richards	Director	March 3, 2025
Christine P. Richards
/s/ Myrna M. Soto	Director	March 3, 2025
Myrna M. Soto
/s/ Richard Wallman	Director	March 3, 2025
Richard Wallman