Form 10-K/A
period 2024-12-31
Spirit Aviation Holdings, Inc.
filed 2025-04-30
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 1 to

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File
No. 001-35186

Spirit Aviation Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-3711797
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1731 Radiant Drive	Dania Beach	Florida	33004
(Address of principal executive offices)			(Zip Code)
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
during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule
12b-2
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
determination
of affiliate status is not necessarily a conclusive determination for other purposes.
The number of shares of each registrant’s classes of common stock outstanding as of the close of business on April 29, 2025:

Class	Number of Shares
Common Stock, $0.0001 par value per share	16,067,305

i

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) amends our Annual Report on Form
10-K
for the fiscal year ended December 31, 2024, that was filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2025 (the “Form
10-K”).
We are filing this Amendment to provide the information required by Part III of Form
10-K
previously omitted from the Form
10-K
in accordance with General Instruction G.(3) to Form
10-K.
Accordingly, Items 10, 11, 12, 13 and 14 of Part III of the Form
10-K
are replaced in their entirety with the information provided herein. We are filing this Form
10-K/A
to include Part III information in our Form
10-K
because we will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Form
10-K.
In addition, this Form
10-K/A
deletes the reference on the cover of the Form
10-K
to the incorporation by reference of portions of our proxy statement into Part III of the Form
10-K.
As previously disclosed, on November 18, 2024, Spirit Airlines, Inc. (“Former Spirit”), and subsequently on November 25, 2024, its subsidiaries (collectively with Former Spirit, the “Debtors”), filed a voluntary petition for relief under chapter 11 of title 11 of the United States Code in the United States Bankruptcy Court of the Southern District of New York. The Debtors filed a pre-arranged
chapter 11 plan of reorganization and related disclosure statement (collectively, the “Plan of Reorganization”). On March 12, 2025, the Debtors satisfied the remaining conditions precedent to consummation of the Plan of Reorganization, the Plan of Reorganization became effective in accordance with its terms and the Debtors emerged from Chapter 11. In connection with the satisfaction of the conditions to effectiveness as set forth in the Confirmation Order and in the Plan of Reorganization, Former Spirit completed a corporate reorganization pursuant to which Spirit Aviation Holdings, Inc., a Delaware corporation (the “Company”) became the new parent company of the Debtors, with Former Spirit becoming a wholly owned subsidiary of Spirit and converted from a Delaware corporation to a Delaware limited liability company. The Company is the successor registrant to Former Spirit.
This Amendment also amends Item 15 of Part IV of the Form
10-K
solely to include as exhibits the new certifications required by Rule
13a-14(a)
under the Securities Exchange Act of 1934, as amended. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K,
paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment.
Except as expressly stated, this Amendment does not reflect events occurring after the filing of the Form
10-K
or modify or update in any way any of the other items or disclosures contained in the Form
10-K,
including, without limitation, the consolidated financial statements and the related footnotes. Accordingly, this Amendment should be read in conjunction with the Form
10-K
and the Company’s other filings with the SEC subsequent to the filing of the Form
10-K.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this Item regarding equity compensation plans is incorporated by reference from the information set forth in Item 12 of this Amendment.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors and Management

The following persons serve as Spirit’s executive officers and directors as of the date of this prospectus. For biographical information concerning the executive officers and directors, see below.

Name	Age	Position
Executive Officers and Directors
David Davis	58	President, Chief Executive Officer and Director
Fred Cromer	60	Executive Vice President and Chief Financial Officer
John Bendoraitis	61	Executive Vice President and Chief Operating Officer
Thomas C. Canfield	69	Senior Vice President, General Counsel and Secretary
Rana Ghosh	56	Senior Vice President and Chief Commercial Officer
Griselle Molina	49	Vice President and Controller
Robert A. Milton	64	Director
David N. Siegel Timothy Bernlohr Eugene I. Davis Andrea Fischer Newman Radha Tilton	63 65 70 66 45	Director Director Director Director Director

The following is a biographical summary of the experience of our executive officers and directors:

Executive Officers

David Davis, 58. Mr. Davis has served as our President, Chief Executive Officer and Director since April 2025. Mr. Davis previously served as Chief Financial Officer and a member of the board of directors of Sun Country Airlines Holdings, Inc. (“Sun Country”) since April 2018 and as President of Sun Country since December 2019. Prior thereto, from December 2017 to April 2018, Mr. Davis was an advisor to Sun Country. From July 2014 to February 2017, Mr. Davis served as Chief Executive Officer and a member of the board of directors, and from November 2012 to June 2014, served as Chief Financial Officer and Chief Operating Officer, of Global Eagle Entertainment, Inc., a leading global provider of media content and satellite-based connectivity systems for use in commercial aviation, maritime and remote land-based applications. Prior thereto, Mr. Davis was the Executive Vice President and Chief Financial Officer of Northwest Airlines, Inc., the world’s fourth largest airline prior to its sale to Delta Air Lines in 2008. Additionally, Mr. Davis has held various finance leadership positions at US Airways, Perseus LLC, and Budget Group, as well as served on the boards of directors of Globecomm Systems, Inc., Lumexis Corporation and ARINC Corporation. Mr. Davis also currently serves on the board of directors of Volotea Airlines. Mr. Davis received a Bachelor of Aerospace Engineering and Mechanics degree and an MBA from the University of Minnesota.

Fred Cromer, 60. Mr. Cromer has served as our Executive Vice President and Chief Financial Officer since July 2024. Mr. Cromer has held various executive and corporate finance positions throughout his three decades of experience in the aviation industry. Prior to Spirit, he served as Chief Executive Officer at Xwing, a developer of advanced autonomy systems for aviation and defense, from July 2023 to July 2024, and was Xwing’s Chief Financial Officer from October 2021 to September 2023. Before Xwing, Mr. Cromer served as President of Bombardier Commercial Aircraft from 2015 to 2020, President of International Lease Finance Corporation from 2008 to 2015 and Vice President and Chief Financial Officer of ExpressJet Airlines from 1998 to 2008.

John Bendoraitis, 60. Mr. Bendoraitis has served as our Executive Vice President and Chief Operating Officer since December 2017. From October 2013 to December 2017, he served as our Senior Vice President and Chief Operating Officer. Prior to joining Spirit, Mr. Bendoraitis served as Chief Operating Officer of Frontier Airlines from March 2012 to October 2013. Previously, from 2008 to 2012, he served as President of Comair Airlines. From 2006 to 2008, he served as President of Compass Airlines, where he was responsible for the certification and launch of the airline. Mr. Bendoraitis began his aviation career in 1984 at Northwest Airlines, where over a 22-year span he worked his way up from aircraft technician to vice president of base maintenance operations.

Thomas C. Canfield, 69. Mr. Canfield has served as our Senior Vice President, General Counsel and Secretary since October 2007. From September 2006 to October 2007, Mr. Canfield served as General Counsel & Secretary of Point Blank Solutions, Inc., a manufacturer of antiballistic body armor. Prior to Point Blank, from 2004 to 2007, he served as CEO and Plan Administrator of AT&T Latin America Corp., a public company formerly known as FirstCom Corporation, which developed high-speed fiber networks in 17 Latin American cities. Mr. Canfield also served as General Counsel & Secretary at AT&T Latin America Corp from 1999 to 2004. Previously, Mr. Canfield was Counsel in the New York office of Debevoise & Plimpton LLP. Mr. Canfield serves on the board and on the audit and nominating and corporate governance committees of Iridium Communications Inc., a satellite communications company.

Rana Ghosh, 56. Mr. Ghosh has served as our Senior Vice President and Chief Commercial Officer since April 2025. Since joining Spirit in 2015, Mr. Ghosh has held several progressive roles, most recently as Senior Vice President and Chief Transformation Officer, leading the strategic repositioning of the airline for future growth. Before joining Spirit, he held executive sales and marketing positions at Liberty Power and Direct Energy over a 13-year span. Prior to that, Mr. Ghosh held leadership roles in customer care for CIBC Finance for seven years.

Griselle Molina, 49. Ms. Molina has served as our Vice President and Controller since May 2024. Previously, Ms. Molina served as our Assistant Controller and Senior Director from 2019 to May 2024, Director of Corporate Accounting from 2017 to 2019, and Director of International Reporting and Compliance Director from 2013 to 2017. Prior to joining Spirit, from 2004 to 2013, Ms. Molina served public clients in the Audit Practice at KPMG. Ms. Molina has served as Treasurer of the Spirit Airlines Charitable Foundation since 2018.

Directors

Robert A. Milton, 64. Mr. Milton is an experienced independent director with wide-ranging experience in the aviation industry. Mr. Milton currently is the lead director of Air Lease Corporation. Mr. Milton served as Chairman and Chief Executive Officer of ACE Aviation Holdings, Inc., a holding company for Air Canada and other aviation interests (“ACE”) from 2004 to 2012, and served as Chairman of Air Canada from 2004 until 2007. Mr. Milton served as President and Chief Executive Officer of Air Canada from 1999 until 2004, and prior to that served as Executive Vice President and Chief Operating Officer of Air Canada. Mr. Milton is the former non-executive chairman of United Continental Holdings, Inc. and also is a former director of Breeze Aviation Group, Inc. (the holding company of Breeze Airways), Cathay Pacific Airways Limited, US Airways, Inc., AirAsia Bhd, and TAP Portugal. Mr. Milton is a trustee of the Georgia Tech Foundation and a Director (Emeritus) of the Smithsonian Air and Space Museum, and previously served as Chair of the International Air Transport Association’s Board of Governors. Mr. Milton has a Bachelor of Science in Industrial Management from the Georgia Institute of Technology.

David N. Siegel, 63. Mr. Siegel has served as a Senior Aviation Advisor at Apollo Global Management since 2017. As part of his advisory role, he serves as Chairman of Atlas Airlines World-Wide and was previously Chairman of Sun Country Airlines. He is also currently Chairman of Volotea Airlines, S.A. and Swissport International, AG. Previously, Mr. Siegel served as the turnaround CEO of several aviation companies including: AWAS (aircraft leasing); Frontier Airlines; XOJET (business aviation); US Airways Group; and Continental Express. Mr. Seigel was also Chairman and CEO of Gategroup AG. In addition to his aviation experience, Mr. Siegel was also Chairman of Genesis Park Acquisition Corp. and Chairman and CEO of Avis-Budget Group. Mr. Siegel earned an M.B.A., with honors, from the Harvard Business School and an Sc.B., magna cum laude, in Applied Mathematics-Economics from Brown University.

Timothy Bernlohr, 65. Mr. Bernlohr is the founder and managing member of TJB Management Consulting, LLC, which specializes in providing project specific consulting services to businesses in transformation, including in and out of court restructurings, wind downs, interim executive management, and strategic planning services. He founded the consultancy in 2004. Mr. Bernlohr is a recognized expert in executive compensation and corporate governance and has served as Chairman of over 40 compensation committees. He is also the former President and CEO of RBX Industries, Inc., which was a leader in the design, manufacture, and marketer of rubber and plastic materials to the automotive, building materials, and aviation markets. RBX® was sold to multiple buyers in 2004 and 2005. Prior to joining RBX® in 1997, Mr. Bernlohr spent 16 years in the international and industry products division of Armstrong World Industries, Inc. in a variety of management positions. Mr. Bernlohr presently serves in the following corporate governance capacities: Chairman of the board of directors of Lumileds BV, an international manufacturer of LED lighting solutions for the automotive and general illumination markets; and Director and Chairman of the compensation committees of Smurfit Westrock, (SW, NYSE) an international manufacturer, marketer, and recycler of corrugated packaging materials and specialty paper, and International Seaways, Inc., (INSW, NYSE) an international shipper of crude oil and petroleum products. Within the prior five years Mr. Bernlohr has served as chairman of the board or compensation committee chair of WestRock Company, F-45 Training, Inc., Champion Homes, Inc., and Atlas Air Worldwide Holdings, Inc., all public companies. Mr. Bernlohr is a graduate of Pennsylvania State University.

Eugene I. Davis, 70. Mr. Davis is the Chairman and Chief Executive Officer of PIRINATE Consulting Group, LLC. Since founding the firm in 1999, Mr. Davis has managed numerous debtor and creditor side pre- and post-restructuring assignments involving businesses in various industries, including: Aviation and Airlines; Automotive; Consumer Products; Retail & Cataloguing; Financial Services; Healthcare & Medical Technology; Industrial Materials; Manufacturing & Distribution; Media & Entertainment; Power, Energy, Oil, Gas & Mining; Publishing; Real Estate; Technology; Telecommunications; and Transportation / Logistics. Mr. Davis has handled over 300 international assignments covering jurisdictions spanning Europe, the Americas, Africa, Asia, and Oceania. Mr. Davis’ work aims to generate investor returns through various monetization strategies, including sale, divestiture, merger, IPO, leveraged recapitalization, or a combination thereof. Prior to founding PIRINATE Consulting, Mr. Davis set up, reorganized, operated, and managed companies in over 50 countries. Notable assignments included Mr. Davis serving as Chief Operating Officer of Total-Tel Communications, Inc., Vice Chairman and CEO of Sport Supply Group, Inc. and Vice Chairman and President of Emerson Radio Corporation (all public companies). In each of these cases, Mr. Davis led a team that restructured the relevant Company’s balance sheet (inside and outside of bankruptcy proceedings) while designing and implementing new strategic and tactical plans that successfully enhanced shareholder value. Mr. Davis also practiced law as Partner/Shareholder & Head of Corporate & Securities Practice for Holmes, Millard & Duncan, P.C., in Dallas, Texas; as Partner at Arter & Hadden in Dallas, Texas; and as an Associate at Akin, Gump, Strauss, Hauer & Feld in Dallas, Texas, where he specialized in corporate and securities, oil and gas, and restructuring law and was involved in numerous public and private debt and equity securities offerings, asset-based financing transactions, debt restructurings, and domestic and international acquisitions. Prior to this, Mr. Davis was an international negotiator for Amoco (Standard Oil of Indiana).

Andrea Fischer Newman, 66. Ms. Newman is a distinguished professional with a multifaceted career spanning law, government, and corporate leadership. Since 2021, Ms. Newman has served as a Director for StandardAero, one of the world’s leading independent maintenance, repair, and overhaul (MRO) providers. She also serves on the Boards of two private equity backed companies: Prime Flight Aviation, providing aviation services to passenger, cargo, general aviation and airports, which she joined in November 2017; and Sequitur Energy Resources LLC, an independent oil producer with assets primarily in the Southern Midland Basin, in West Texas, which she joined in 2018. Ms. Newman served as Senior Vice President – Government Affairs for Delta Air Lines from 2008-2017, with responsibility for International, Regulatory, Federal, State, and Local government affairs. From 2001-2008, she was Senior Vice President – Government Affairs for Northwest Airlines and helped oversee the regulatory approvals required for the Delta-Northwest merger in 2008. Ms. Newman joined Northwest in 1995, also serving as Vice President for State & Local Government Affairs and as an Associate General Counsel. Prior to her airline career, she was a Senior Partner at Miller, Canfield, Paddock, and Stone, a Detroit, Michigan law firm, from 1992-1994, and Senior Counsel from 1988-1992. Ms. Newman’s public service includes serving as a member of the

Federal Service Impasses Panel (Federal Labor Relations Authority) from 2002-2009 and from 2017-2021. Ms. Newman was an elected member of the Board of Regents of the University of Michigan from 1995-2019. Ms. Newman received her J.D. from the George Washington University National Law Center and was an honors graduate of the University of Michigan.

Radha Tilton, 45. Ms. Tilton joined General Motors Company as Vice President, Treasurer in October 2024. Ms. Tilton is responsible for leading the company’s global treasury and asset management operations, including capital planning, capital markets, treasury operations, insurance, banking activities, and pension plans. Prior to joining General Motors as treasurer, Ms. Tilton was a managing director in investment banking at Goldman Sachs in New York, where she worked for over seventeen years. She held the position of Head of Transportation Structured Finance and Co-Head of Industrials Leveraged Finance. In these roles, she was responsible for capital raising for transportation companies in the private and public capital markets as well as from the firm’s own balance sheet. She was also a member of the Structured Finance Capital Committee, which reviewed and approved financing transactions. Earlier in her career, Ms. Tilton was a research assistant at the Board of Governors of the Federal Reserve System in Washington, D.C., in the Monetary Affairs group. Her research focused on the intersection of financial markets, macroeconomics, and monetary policy, and was used by the Federal Open Markets Committee to analyze and implement monetary policy decisions. Ms. Tilton is a graduate of Wellesley College with a bachelor’s degree in economics and holds an MBA in analytic finance from the University of Chicago Booth School of Business.

Board Responsibilities; Risk Oversight

Under our bylaws and corporate governance guidelines, the Board is responsible for, among other things, overseeing the conduct of our business; reviewing and, where appropriate, approving our major financial objectives, plans and actions; and reviewing the performance of our CEO and other members of management based on, among other things, reports from the Compensation Committee. Following the end of each year, the Nominating and Corporate Governance Committee oversees the Board’s annual self-evaluation, which includes a review of any areas in which the Board or management believes the Board can make a better contribution to our corporate governance, as well as a review of Board composition, the structure and membership of Board committees, and an assessment of the Board’s compliance with corporate governance principles. In fulfilling the Board’s responsibilities, directors have full access to our management and independent advisors.

With respect to the Board’s role in our risk oversight, our Audit and Risk Management Committee discusses with management our policies with respect to risk assessment and risk management and our significant financial risk exposures and the actions management has taken to limit, monitor or control such exposures. Our Audit and Risk Management Committee additionally reviews our activities, programs, and procedures on safety, securities and operations matters. Moreover, it exercises oversight over the Company’s management of cybersecurity matters, receives regular updates from management regarding cybersecurity matters, including the description of risks, protections and procedures. Our Nominating and Corporate Governance Committee reviews the Company’s environmental and social strategy and practices, in coordination with the Audit and Risk Management Committee’s oversight of related risks. Our Audit and Risk Management and Nominating and Corporate Governance Committees report to the full Board with respect to the foregoing matters, among others. Lastly, our Compensation Committee is responsible for overseeing the management of risks relating to the Company’s executive compensation plans and periodically reports to the entire Board about such risks.

The Company’s management is responsible for the day-to-day management of the risks facing the Company, including macroeconomic, financial, strategic, operational, public reporting, legal, regulatory, environmental, social, political, cybersecurity, compliance and reputational risks. Management carries out this risk management responsibility through a coordinated effort among the various risk management functions within the Company.

Leadership Structure

We have historically separated the roles of CEO and Chairman of the Board in recognition of the differences between the two roles. The CEO is responsible for setting our strategic direction and our day-to-day leadership and performance, while the Chairman of the Board provides general guidance to the CEO and sets the agenda for Board meetings and presides over meetings of the full Board. Robert A. Milton currently serves as our Chairman of the Board and Mr. Davis currently serves as our CEO. Our bylaws provide that the independent directors may appoint a lead director from among them to perform such duties as may be assigned by the Board.

The Board has the following standing committees: an Audit and Risk Management Committee, a Compensation Committee and a Nominating and Corporate Governance Committee and a Strategy and Finance Committee. The composition and responsibilities of each committee are described below. Members serve on these committees until their resignation or until otherwise determined by the Board.

Audit and Risk Management Committee

Our Audit and Risk Management Committee oversees our corporate accounting and financial reporting process. Among other matters, the Audit and Risk Management Committee evaluates the independent auditors’ qualifications, independence and performance; determines the engagement of the independent auditors; reviews and approves the scope of the annual audit and the audit fee; discusses with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements; approves the retention of the independent auditors to perform any proposed permissible non-audit services; monitors the rotation of partners of the independent auditors on the Company’s engagement team as required by law; reviews our critical accounting policies and estimates; oversees our internal audit function and annually reviews the Audit and Risk Management Committee charter and the committee’s performance. The Audit and Risk Committee additionally reviews our safety programs, policies and procedures and operational compliance with respect to physical and information security and cybersecurity risks. The Audit and Risk Management Committee performs other functions as set forth in the Audit and Risk Management Committee charter, which satisfies the applicable standards of the SEC and NYSE American. A copy of the Audit and Risk Management Committee charter is available on the Company’s website at http://ir.spirit.com.

The current members of our Audit and Risk Management Committee are Eugene I. Davis, Timothy Bernlohr, and Radha Tilton, with Mr. Davis serving as the chair of the committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and NYSE American. The Board has determined that all members of the Audit and Risk Management Committee are financial experts as defined under the applicable rules of the SEC and thereby have the accounting and financial management expertise required under the applicable rules and regulations of the NYSE American. All three members of the Audit and Risk Management Committee are independent directors as defined under the applicable rules and regulations of the SEC and NYSE American.

Compensation Committee

Our Compensation Committee reviews and approves, and in some instances makes recommendations with respect to, the Company’s policies, practices and plans relating to compensation and benefits of our officers and other management level employees. The Compensation Committee (i) reviews and approves performance goals and objectives relevant to compensation of our CEO and other executive officers; (ii) evaluates the performance of our CEO in light of those goals and objectives and other factors and determines and approves our CEO’s compensation based on such evaluation; (iii) with input from our CEO, evaluates the performance of other officers, and sets their compensation based on such evaluations after taking into account the recommendations of our CEO; (iv) determines the base salaries of our officers, and also administers the issuance of restricted stock units, performance share units and other equity-based and cash-based awards under our compensation plan documents as well as the awarding of annual cash bonus opportunities under our short-term incentive plans; (v) reviews and discusses pay equity on an annual basis; (vi) reviews, and makes recommendations to the Board with respect to, the form and amount of compensation of non-employee directors of the Company; (vii) reviews and evaluates, at least annually, the performance of the Compensation Committee and its members, including compliance of the Compensation Committee with its charter and corporate governance principles; (viii) approves the peer group companies used to benchmark Company performance and executive officer compensation; and (ix) periodically reviews, in consultation with its independent compensation consultant, the Company’s executive compensation philosophy and target competitive positioning for reasonableness and appropriateness. The Compensation Committee monitors compliance with Company’s stock ownership guidelines and also oversees risk assessment with respect to the Company’s executive compensation policies and practices. It also periodically reviews, and when appropriate makes recommendations with respect to, the severance and change in control benefits afforded to our executive officers and other members of management. The Compensation Committee performs other functions as set forth in the Compensation Committee charter. A copy of the Compensation Committee charter is available on the Company’s website at http://ir.spirit.com.

The current members of our Compensation Committee are Timothy Bernlohr, Eugene I. Davis, Andrea Fischer Newman and Radha Tilton, with Mr. Bernlohr serving as the chair of the committee. The Board has affirmatively determined that each meets the definition of “independent director” for purposes of the NYSE American listing rules.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee is responsible for making recommendations regarding candidates for directorships, the size and composition of the Board and committee memberships. In addition, the Nominating and Corporate Governance Committee is responsible for reviewing and making recommendations to the Board concerning our corporate governance guidelines and other corporate governance matters. The committee is also responsible for reviewing environmental, social, and governance matters (ESG), and human capital management (HCM), including diversity review, employee engagement and succession planning with respect to our leadership team.

The Nominating and Corporate Governance Committee reviews candidates for directors in the context of the current composition, skills and expertise of the Board, the operating requirements of the Company and the interests of stockholders. It also takes into consideration applicable laws and regulations (including the NYSE American listing standards), diversity, skills, experience, integrity, ability to make independent analytical inquiries, understanding of the Company’s business and business environment, willingness and availability to devote adequate time and effort to Board responsibilities and other relevant factors. The Nominating and Corporate Governance Committee may also engage, if it deems appropriate, a professional search firm to identify candidates that possess the desired characteristics and skills. During each search, the Nominating and Corporate Governance Committee (i) assesses the Board’s needs and functions; (ii) develops search specifications which are reported to, and concurred by, the full Board; (iii) convenes a search sub-committee (which generally includes all members of the Nominating and Corporate Governance Committee, the Chairman of the Board and the CEO) to conduct recruitment efforts and interviews with the director candidates; (iv) performs appropriate and necessary screenings and inquiries into the backgrounds and qualifications of possible director candidates; and lastly (v) may recommend a nominee(s) to the Board, which subsequently votes to elect the nominee(s).

The current members of our Nominating and Corporate Governance Committee are Andrea Fischer Newman, Eugene I. Davis, Timothy Bernlohr and Radha Tilton, with Ms. Newman serving as the chair of the committee. The Board has affirmatively determined that each meets the definition of “independent director” for purposes of the NYSE American listing rules. A copy of the Nominating and Corporate Governance Committee charter is available on the Company’s website at http://ir.spirit.com.

Strategy and Finance Committee

The Strategy and Finance Committee is generally responsible for assisting the Board in overseeing the strategic plans and financing activities of the Company, reviewing and making recommendations to the Board about strategic and financing transactions, overseeing and making recommendations to the Board about the strategic plan of the Company (and periodic modifications and amendments to the strategic plan) and approving the terms and conditions of such transactions (including pricing and valuation matters), on behalf of the Board, when the Board so delegates in specific instances. In discharging its responsibilities, the Committee may consult with legal counsel and other advisers of the Company, in its discretion. The Company will provide adequate resources to support the Committee’s activities, including compensation of such counsel and other advisors.

In discharging its duties, the Strategic and Finance Committee (i) reviews and makes recommendations to the Board with respect to financing plans, strategies and instruments, and capital structure; (ii) reviews and, if requested by the Board, approves agreements for borrowing by the Company and its subsidiaries from banks and other financial institutions; (iii) reviews proposed issuances of equity or debt securities and related documents and actions; (iv) considers and makes recommendations to the Board regarding stock sales, splits and dividends; recapitalizations;

tenders and repurchases of Company securities; and capital allocation decisions, as appropriate; (v) reviews performance of the Company’s common stock; (vi) oversees, reviews and makes recommendations to the Board regarding the Company’s strategic plan, and discusses with senior management on a regular basis the Company’s progress in implementing the strategic plan; (vii) reviews and makes recommendations to the Board with respect to material strategic acquisitions, investments, divestitures or other material strategic opportunities and transactions; (viii) performs an annual evaluation of the performance of the Strategic and Finance Committee; (ix) reviews the adequacy of this Charter annually and submits any proposed amendments to the Board for approval; (x) reports regularly to the Board; and (xi) reviews such other matters that the Board or the Committee shall deem appropriate.

The current members of our Strategic and Finance Committee are Andrea Fischer Newman, David N. Siegel, Eugene I. Davis, Timothy Bernlohr, Robert A. Milton and Radha Tilton, with Mr. Siegel serving as the chair of the committee. A copy of the Strategic and Finance Committee charter is available on the Company’s website at http://ir.spirit.com.

Compensation Committee Interlocks and Insider Participation

None of the current members of our Compensation Committee is or has at any time during the past year been an officer or employee of ours. None of our executive officers currently serves or in the past year has served as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all members of the Board, officers and employees, including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. The Code of Business Conduct and Ethics addresses, among other things, issues relating to conflicts of interests, including internal reporting of violations and disclosures, and compliance with applicable laws, rules and regulations. The purpose of the Code of Business Conduct and Ethics is to deter wrongdoing, to promote honest and ethical conduct and to ensure to the greatest possible extent that our business is conducted in a legal and ethical manner. We intend to promptly disclose on our website (1) the nature of any substantive amendment to our Code of Business Conduct and Ethics that applies to our directors, officers or other principal financial officers, (2) the nature of any waiver, including an implicit waiver, from a provision of our Code of Business Conduct and Ethics that is granted to one of these specified directors, officers or other principal financial officers, and (3) the name of each person who is granted such a waiver and the date of the waiver.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Introduction

The following Compensation Discussion and Analysis (“CD&A”) provides information about our executive compensation programs for our named executive officers (or “NEOs”), who consist of our principal executive officer, principal financial officer and our three other most highly compensated executive officers, and our compensation decisions for the fiscal year ended December 31, 2024.

There have been a number of extraordinary corporate events and potential transactions that have affected our company in recent years, impacted our executive compensation program and our approach to compensating our NEOs. In particular:

•

In February 2022, we entered into an Agreement and Plan of Merger with Frontier Group Holdings, Inc. (“Frontier”), pursuant to which we would have been acquired by Frontier (the “Frontier Merger”). However, in July 2022, the Frontier Merger was terminated.

•

In July 2022, we entered into an Agreement and Plan of Merger (the “JetBlue Merger Agreement”) with Jet Blue Airways Corporation (“JetBlue”), pursuant to which we would have been acquired by JetBlue (the “JetBlue Merger”). However, in March 2024, the JetBlue Merger was terminated.

•

On November 18, 2024, the Company and certain of its subsidiaries commenced a voluntary chapter 11 process (the “Restructuring”) and emerged from bankruptcy on March 12, 2025 as Spirit Aviation Holdings, Inc. Upon emergence, all pre-emergence equity securities of the Company (including outstanding equity incentive awards) were canceled. Upon emergence from bankruptcy, we established a new board of directors and will establish a new go-forward executive compensation program (including performance metrics and goals).

In light of these events, our executive compensation program in recent years (including in 2024) has been focused on ensuring that our executive compensation program was designed to retain individuals critical to our business and to mitigate the risk of turnover amongst our executive team. The CD&A covers the executive compensation program of the Company for 2024, and discusses the impacts of the terminated Frontier Merger and the terminated JetBlue Merger, and the Restructuring, on the overall compensation of our NEOs, and other actions taken after the end of fiscal year 2024, to the extent that such actions could affect a fair understanding of a NEO’s compensation for 2024.

Our NEOs for fiscal year 2024 were as follows:

•	Edward M. Christie III, President and Chief Executive Officer*

•	Frederick S. Cromer, Executive Vice President and Chief Financial Officer**

•	John Bendoraitis, Executive Vice President and Chief Operating Officer

•	Matthew H. Klein, Executive Vice President and Chief Commercial Officer*

•	Thomas C. Canfield, Senior Vice President and General Counsel

•	Scott M. Haralson, former Executive Vice President and Chief Financial Officer**

•	Brian J. McMenamy, Vice President, Controller and former Interim Chief Financial Officer**

* As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on April 6, 2025, Mr. Christie stepped down from his role as the President, Chief Executive Officer and director effective as of April 6, 2025, and Mr. Klein stepped down from his role as the Executive Vice President and Chief Commercial Officer effective as of April 7, 2025. Effective April 21, 2025, David Davis was appointed as our President, Chief Executive Officer and a member of our Board.

**As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on June 3, 2024, Mr. Haralson notified the Company of his resignation as Executive Vice President and Chief Financial Officer of the Company, effective as of the close of business on June 14, 2024. Brian J. McMenamy, Vice President and Controller, served as Vice President and Interim Chief Financial Officer until Frederick S. Cromer’s appointment effective on July 8, 2024.

Executive Compensation Philosophy

The market for experienced management talent is highly competitive inside and outside our industry. Airline industry consolidation, new airline startups as well as a tight labor market have intensified that competitiveness. Our goal is to attract, motivate and retain executives with the talent and experience necessary for us to achieve our strategic business plan and to effectively manage each of our business functions. In doing so, we draw upon a pool of talent that is highly sought after within the airline industry and elsewhere in the travel and hospitality sectors and in comparable businesses in general industries. Within this talent pool, we seek individuals who we believe will be able to contribute to our unique ultra-low-cost operating model and our vision of future success, support our culture and values, and enhance the cohesiveness and productivity of our leadership team.

With the input and assistance of an independent compensation consultant, the Compensation Committee of our Board of Directors (the “Compensation Committee”) has adhered to a comprehensive executive compensation program designed to provide an appropriately balanced mix of (i) fixed versus at-risk variable compensation, (ii) annual versus long-term compensation and (iii) cash-versus equity-based compensation. These components are designed to attract and retain highly talented and experienced executives who are key to our success and emphasize a pay-for-performance philosophy. As further described below, our executive compensation program for fiscal year 2024 consisted of three primary components: fixed base salary, annual cash incentive (bonus) compensation linked to performance targets and long-term incentive compensation consisting of a combination of restricted stock units (“RSUs”), performance share units (“PSUs”), and time-based long-term incentive cash compensation (“LTI-Cash”). In addition, in order to ensure the continued retention of our NEOs, and other executives who are critical to our business, the Compensation Committee approved the grant of one-time cash retention bonuses in November 2024 (as described in more detail below).

Our executive compensation philosophy is based on the following principles:

•	Attract and retain highly talented and experienced executives;

•	Align executive compensation with our business strategy and objectives;

•	Remain competitive within the airline industry and elsewhere in the travel, hospitality and general industries where we draw talent from;

•	Reward both short-term and long-term performance and create long-term value for our stockholders;

•	Encourage executive ownership in our Company;

•	Ensure that our executive compensation practices are transparent, fair and consistent with market practices; and

•

In light of the events affecting our Company in recent years, including the termination of the Frontier Merger and the JetBlue Merger, as well as the Restructuring, the Compensation Committee has been focused on ensuring that our executive compensation program is designed to retain individuals critical to our business and to mitigate the risk of turnover amongst our executive team, including our NEOs. Accordingly, and as described in more detail below, our executives (including our NEOs) have received retention bonuses in order to ensure their continued retention during this period of uncertainty.

Key Executive Compensation Practices

To further align our executives’ interests with those of our stockholders and ensure adherence to corporate governance best practices related to executive compensation, our compensation program incorporates the following key practices:

WE DO	WE DO NOT
√ Base our short-term incentive plan on multiple performance measurements, including financial and operational metrics and strategic goals	× Allow hedging or pledging of Company securities

√ Complement our annual compensation to each NEO with the grant of time-based and performance-based multi-year vesting schedules and performance periods for equity incentive awards	× Encourage unnecessary or excessive risk taking as a result of our compensation policies and practices

√ Determine any annual base salary adjustments and annual long-term equity awards to our NEOs, partially, on prior-year individual performance	× Have employment agreements with any of our NEOs other than with our CEO

√   Select and use a compensation peer group of similarly sized companies that reflect the marketplace for talent in which we compete, and select and use a peer group of publicly traded airline companies to compare and rank the Company’s short-term and long-term incentive metrics

× Provide a defined benefit pension plan or any supplemental executive retirement plan or other form of non-qualified retirement plan for our NEOs

√ Maintain robust clawback policies pursuant to which the Company can seek recovery of certain cash- or equity-based incentive compensation (both performance- and time-based) to ensure accountability

×   Provide for any “gross ups” for any excise taxes imposed with respect to Section 280G (change-in-control payments) or Section 409A (nonqualified deferred compensation) of the U.S. Internal Revenue Code of 1986, as amended (which we refer to as the “Code”)

√ Engage an independent compensation consultant to advise the Compensation Committee, which is comprised solely of independent directors	× Provide for single-trigger vesting acceleration of equity awards granted to our NEOs upon a change in control of the Company unless the acquirer does not assume or replace such awards

√ Conduct regular executive sessions of our Compensation Committee from which executives and other employees are excluded	× Allow any repricing of stock options/stock appreciation rights without stockholder approval or unlimited transferability of awards

√ Ensure that a significant portion of our non-employee director compensation consists of time-vested restricted stock units	× Pay dividends on unvested stock awards

2024 Say-on-Pay and Frequency of Future Advisory Votes on Executive Compensation

Each year, our Compensation Committee considers the results of stockholder advisory votes on executive compensation from the prior year when making decisions relating to our executive compensation programs and the compensation of our NEOs. At our 2024 annual meeting of stockholders, approximately 62% of our stockholders voted to approve our advisory “say-on-pay” proposal. The Company communicates regularly with stockholders on various matters, including executive compensation, and seeks to incorporate stockholder input into its executive compensation practices. The Compensation Committee takes into account stockholder feedback received through such communications and the “say-on-pay” vote, as well as evolving best practices when making compensation decisions for our NEOs, and endeavors to ensure that management’s interests are aligned with those of our stockholders and support long-term value creation for the Company.

At our 2024 annual meeting of stockholders, our stockholders voted on a non-binding, advisory basis, on a proposal relating to the frequency of the “say-on-pay” vote. At that time, we recommended, and our stockholders approved, to hold future advisory votes to approve executive compensation once a year. In accordance with our stockholders’ recommendation, our Board and Compensation Committee determined to include a non-binding stockholder advisory vote on the compensation of our NEOs in our proxy materials every year until the next required advisory vote on the frequency of the “say-on-pay” vote, which “say on frequency” vote will occur at the 2030 Annual Meeting.

Determination of Executive Compensation

Role of the Compensation Committee and Management in Compensation Decisions

Our Compensation Committee is appointed by the Board and is responsible for establishing, implementing, and monitoring adherence to our compensation philosophy and programs. We seek to ensure that the total compensation paid to our executive officers is fair, reasonable and competitive. The Compensation Committee meets periodically to specifically review and determine adjustments, if any, to the CEO’s compensation, including his base salary, annual bonus compensation and long-term incentive awards, and to review and consider recommendations of the CEO with respect to the other NEOs’ base salaries, annual bonus compensation and long-term incentive awards. For 2024, as more fully described below, the Compensation Committee determined each individual component of compensation for our NEOs. The Compensation Committee annually evaluates our company-wide performance against the approved operating plan for the prior fiscal year. The Compensation Committee also meets periodically to discuss compensation-related matters as they arise during the year. For each year, our CEO evaluates each other NEO’s individual performance and contributions to the Company’s success and reports to the Compensation Committee his recommendations regarding each element of the other NEOs’ compensation. The CEO does not participate in any formal discussion with the Compensation Committee regarding decisions on his own compensation, and on request of the Compensation Committee, he recuses himself from meetings where his individual performance is evaluated, and his compensation is discussed and decided.

With respect to executive compensation approved for the year 2024, the Compensation Committee based its decisions in part on comparative compensation market data provided by its independent compensation consultant, as more fully described below. The Compensation Committee also considered input provided by Mr. Christie with respect to the compensation of our other NEOs. However, Mr. Christie did not provide input for the Compensation Committee’s determination of his own compensation. Decisions of our Compensation Committee pertaining to the compensation of our NEOs, and the Company’s executive compensation programs are regularly reported to, and in some instances presented for approval by, the full Board. We continue to be committed to stockholder engagement, communication and transparency.

Role of Compensation Consultants and Other Advisors

During fiscal year 2024, the Compensation Committee retained Korn Ferry as the Compensation Committee’s independent compensation consultant to assist with Spirit’s executive compensation program. The Compensation Committee also consulted with external legal counsel during 2024. Each year, the Compensation Committee evaluates the qualifications, performance, and independence of its compensation consultant and its external legal counsel. During 2024, the Compensation Committee reviewed information regarding the independence and potential conflicts of interest of Korn Ferry and its external legal counsel. The Compensation Committee members took into account, among other things, the factors enumerated by the SEC and the NYSE American for evaluating compensation advisor independence and concluded that Korn Ferry and the Compensation Committee’s external legal advisor are independent and that no conflict of interest currently exists. Representatives of Korn Ferry and external legal counsel have direct access to Compensation Committee members (and vice versa) without management involvement. The Compensation Committee has sole authority to replace its compensation consultant and/or external legal counsel from time to time and to hire additional consultants and external legal counsel at any time.

Korn Ferry worked closely with the Compensation Committee in fiscal year 2024 to determine an appropriate executive compensation strategy that supports our core business objectives: maintaining low costs, profitable growth, safe and reliable operations, sound cash flow and long-term value creation. In considering approaches to executive compensation, the Compensation Committee continuously reviews ways to strengthen the alignment of management’s interests with the interests of stockholders, strengthen the Company’s ability to attract, motivate and retain key executive talent, and design plans that account for the relatively high volatility and cyclicality of our industry.

In addition, in May 2024, the Compensation Committee retained Alvarez & Marsal Tax, LLC (“A&M Tax”) to assist with a comprehensive review of Spirit’s executive compensation program. A&M Tax worked closely with the Compensation Committee with respect to the Company’s incentive and retention programs in order to help motivate and retain the Company’s key employees. During fiscal year 2024, A&M Tax’s fees were approximately $767,000 for the executive compensation consulting services it provided to the Compensation Committee. In addition, in August 2024, the Company retained Alvarez & Marsal North America, LLC (“A&M”), an affiliate of A&M Tax, to provide consulting services in connection with the Company’s restructuring efforts. During fiscal year 2024, A&M’s fees were approximately $7.4 million for these restructuring services. In connection with A&M Tax’s retention to provide compensation consulting services, the Compensation Committee conducted an assessment of potential conflicts of interest of A&M Tax, considering various factors including but not limited to the six factors mandated by the SEC rules, and no conflicts of interest relating to its services were identified.

Setting Executive Compensation: Comparative Compensation Market Data and Peer Group

The Compensation Committee believes that, to keep the Company’s executive compensation program competitive, the target value of each element of compensation should approximate our Compensation Peer Group (“CPG”). In addition, the Compensation Committee uses general industry market data with revenues approximating the revenues of the Company to gain insight into general compensation trends, and annually evaluates each compensation element relative to the market for each officer’s role. The Compensation Committee considers peer group benchmarking and other market compensation data as critical inputs, but not the sole factors in the overall assessment of competitiveness of our executive compensation program, and individual compensation may vary from market median benchmarks based on the Compensation Committee’s assessment of other factors that it considers relevant, including complexity of the functions the officer oversees, job scope, individual performance, retention risk and internal pay equity.

For setting our NEOs’ compensation in early 2024, the Compensation Committee referred to the expanded peer group developed in 2022 by Korn Ferry for compensation benchmarking. With the assistance of Korn Ferry, the Compensation Committee reviews the composition of the peer group annually to ensure that companies are relevant for comparative purposes and satisfy our selection criteria. Our peer group was selected to include companies that are representative of the sector in which we operate and our competitive talent marketplace, which extends beyond the airline industry. In selecting companies for our peer group, the Compensation Committee considers companies that meet one or more of the following criteria: size-relevant airline peers, companies in the hospitality and logistic industry with revenues approximating the revenues of the Company and size-relevant Florida-based companies. The Parameters for the size-and revenue-related criteria for selecting the companies in our peer group were (i) 3-year revenues between 0.25x - 3.0x Spirit’s revenue, and (ii) asset intensity (i.e., Assets / Revenue) > 1.0. Sykes Enterprises Inc. and Welbilt Inc. were removed from the 2023 CPG due to M&A activity. Our CPG consists of the following companies:

Size-relevant Airlines	Florida-based Companies
ALASKA AIR GROUP (ALK)	ROPER TECHNOLOGIES, INC. (ROP)
ALLEGIANT TRAVEL COMPANY (ALGT)	ADT INC. (ADT)
FRONTIER GROUP HOLDINGS, INC (ULCC)	WATSCO, INC. (WSO)
HAWAIIAN HOLDINGS, INC (HA)**	HEICO CORPORATION (HEI)
JETBLUE AIRWAYS CORPORATION (JBLU)	BLOOMIN’ BRANDS, INC. (BLMN)
LANDSTAR SYSTEM, INC. (LSTR)
Hospitality & Logistics	DYCOM INDUSTRIES, INC. (DY)
AVIS BUDGET GROUP, INC. (CAR)	CITRIX SYSTEMS, INC.*
HILTON WORLDWIDE HOLDINGS INC. (HLT)	TOPBUILD CORP. (BLD)
ROYAL CARIBBEAN CRUISES LTD. (RCL)	BROWN & BROWN, INC. (BRO)
NORWEGIAN CRUISE LINE HOLDINGS LTD. (NCLH)	MASONITE INTERNATIONAL CORPORATION (DOOR)
HYATT HOTELS CORPORATION (H)
TRAVEL + LEISURE CO. (TNL)
MARRIOTT VACATIONS WORLDWIDE CORPORATION (VAC)
VAIL RESORTS, INC. (MTN)
WYNDHAM HOTELS & RESORTS, INC. (WH)
HILTON GRAND VACATIONS INC. (HGV)
SIX FLAGS ENTERTAINMENT CORPORATION (SIX)
SEAWORLD ENTERTAINMENT, INC. (W2L.MU)
CEDAR FAIR, L.P. (FUN)
RYDER SYSTEM, INC. (R)
KNIGHT-SWIFT TRANSPORTATION HOLDINGS INC. (KNX)
SCHNEIDER NATIONAL, INC. (SNDR)
ATLAS AIR WORLDWIDE HOLDINGS, INC.*
UNIVERSAL LOGISTICS HOLDINGS, INC. (ULH)
AIR TRANSPORT SERVICES GROUP, INC. (ATSG)

*	These companies are not currently publicly traded.
**	On September 18, 2024, Alaska Airlines Group completed the acquisition of Hawaiian Holdings, Inc.

The Company draws executive talent not only from the airline industry, but also from a broader marketplace that includes hospitality and logistics companies and Florida-based companies, which is why our Compensation Committee continues to refer to the robust CPG developed in 2022 for compensation benchmarking and setting 2023 and 2024 executive compensation. This CPG allows us to better evaluate our executive compensation practices in comparison to the true talent market with which we compete and companies that operate in similar business and market conditions.

Within this general framework, the Compensation Committee has approved the following compensation elements for our NEOs for 2024 based on our objectives and unique business model as well as the environment in which we were operating in 2024, each of which is described in greater detail below under “Elements of Executive Compensation Program”:

•

Base Salary: Determined based on scope of responsibility, experience, and performance. It is set at a competitive level based on market median to attract and retain high-performing and experienced leaders.

•	Short-Term Incentive: In order to appropriately reward achievement of our annual business and financial objectives, target short-term incentives are set at market median levels.

•

Long-Term Incentive: To incentivize profitable longer-term growth, increase alignment with stockholder interests and provide for retention of key talent, target long-term incentives are set at market median levels.

•	Benefits and Perquisites: In order to recruit and retain the executive talent, we provide Benefits and Perquisites that are consistent with market practice.

•

Retention: On November 12, 2024, in recognition of the Restructuring, the Company entered into Retention Agreements (as defined below) with each of the NEOs (other than Mr. Haralson and Mr. McMenamy) pursuant to which such NEO would receive a prepaid cash retention bonus that would be subject to repayment upon the NEO’s termination of employment for “cause” or resignation without “good reason” prior to the earlier of (i) the one-year anniversary of the effective date of the Retention Agreement and (ii) the date that is 60 days following the date of a “change in control” (as defined in the Retention Agreement). The Retention Agreements were intended to promote stability in our management team during the period of uncertainty associated with the Restructuring.

Elements of Executive Compensation Program

During fiscal year 2024, Spirit continued to see large industry capacity increases in the markets it serves which negatively impacted operating yields. The Company experienced engine availability issues due to problems with Pratt & Whitney PW1100G-JM (“GTF”) engines on its Airbus A320NEO aircraft. In addition, as discussed above, the Company entered into the now-terminated JetBlue Merger Agreement in 2022, which contained certain contractual restrictions relating to our compensation programs, and subjected Spirit to uncertain regulatory approval processes throughout 2023.

In light of these challenges, our Compensation Committee generally adopted and implemented the same executive compensation philosophy and program in 2024 as it did in 2023, with certain periodic adjustments, as it deemed necessary and appropriate and in the best interests of the Company. We remain committed to our executive compensation philosophy and long-term strategic goals and objectives as outlined in this section, and our executive compensation program for 2024 was designed to support our business strategy and navigate the Company’s existing business environment.

Set forth below is a discussion of the elements of our executive compensation program, the reason that we provide each element, and how that element fits into our overall compensation philosophy. We are continuing to build our executive compensation program around each of the below elements because they are, both individually and collectively, useful in achieving one or more of the objectives of the program.

1. Base Salary. We provide our NEOs and other employees with a base salary to compensate them for services rendered during the year and to provide them with a minimum level of guaranteed pay. The base salary payable to each NEO is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. Base salary amounts are established based on consideration of, among other factors, the scope of the NEOs’ responsibilities, ability to contribute to the Company’s success, years of service and individual job performance and the Compensation Committee’s general knowledge of the competitive market, based on, among other things, experience with other companies and our industry and market data provided by our independent compensation consultant, as discussed above under “Setting Executive Compensation: Comparative Compensation Market Data and Peer Group.”

In fiscal year 2024, after an analysis of peer group data prepared by Korn Ferry, and in consultation with A&M, we adjusted the base salaries to ensure our compensation program was competitively positioned (i.e., between approximately the 50th and 75th percentiles of the market) for our NEOs as follows, in each case effective as of July 1, 2024:

Named Executive Officers	2023 Annual Base Salary ($)	2024 Annual Base Salary ($)	Increase %
Edward M. Christie III	750,000	950,000	26.7%
Frederick S. Cromer	N/A	610,000	N/A
John Bendoraitis	460,000	650,000	41.3%
Matthew H. Klein	425,000	525,000	23.5%
Thomas C. Canfield	395,000	525,000	32.9%
Scott M. Haralson*	425,000	425,000	N/A
Brian J. McMenamy**	295,000	400,000	35.6%

*	Mr. Haralson resigned effective as of the close of business on June 14, 2024, and did not receive any adjustments in his base salary.
**

Brian J. McMenamy, Vice President and Controller, served as Vice President and Interim Chief Financial Officer until Frederick S. Cromer’s appointment effective on July 8, 2024. In connection with his appointment, Mr. McMenamy’s base salary increased from $295,000 to $400,000.

The NEOs’ 2024 base salaries are set forth in the “Summary Compensation Table” below, and are prorated, when applicable, to reflect the increases described above.

2. Short-Term Cash Incentive Program (the “STI Plan”).

Overview

Cash bonuses are intended to provide incentives to meet or exceed company-wide financial, operating performance and strategic objectives. Generally, all of our NEOs and other executive officers are eligible for annual cash bonuses, which are determined annually based on achievement of a set of pre-established financial and operational performance and strategic objective metrics. In 2024, Spirit introduced an Individual Performance metric as one of the payout determination factors. This helps further Spirit’s pay-for performance philosophy by providing meaningful differentiation between higher and lower performers, ensure performance goals set at the individual level are directly tied to the key business outcomes, and act as a device for the Company to focus on investing in high-performing individuals. The purpose of continuing this design was to align the STI Plan for fiscal year 2024 with a more near-term business focus, improve management’s line of sight to incentive awards and provide flexibility to shift focus during the course of the year as appropriate.

Our STI Plan is administered by the Compensation Committee. Prior to each semi-annual measurement period, the Compensation Committee approves (i) the performance metrics; (ii) the weighting of the performance metrics; (iii) the threshold, target and stretch (maximum) performance levels for each metric and the percentage payouts for the performance levels (usually zero for less than threshold performance, 100% of target value for target performance and 200% of target value for stretch or maximum performance); and (iv) the target bonus opportunity for officer positions, expressed as a percentage of base salary. After the performance results are available (which, for fiscal year 2024, was after each semi-annual performance period), the specific bonus payments are calculated using the formula embodied in the STI Plan based on the extent to which the performance metric were achieved during the relevant measurement period, and may include discretionary adjustments or reductions as the Compensation Committee may determine based on individual performance and other factors it deems relevant, including, but not limited to, the Company’s safety performance and the impact of any unanticipated events. Any earned incentive bonuses are paid to executive officers following the end of the applicable measurement period, subject to continued employment through the payment date. Incentive bonuses for executives are subject to the terms and conditions of our 2024 Incentive Award Plan (the “2024 Plan”) described below. Moreover, as described below, we maintain robust clawback policies covering incentive compensation (both cash and equity-based) paid to our executive officers to further align management with the interests of stockholders over the long term.

Performance Metrics

The following tables set forth the performance metrics and the weightings for each of the semi-annual performance periods under the 2024 STI Plan. In addition, the second performance period under the 2024 STIP Plan was subject to performance goal multiplier metrics, as described in more detail below.

Metric	Weighting (CEO)	Weighting (Other Participants)	Definition/Description
Fuel Price Adjusted EBITDA	50%	35%	Fuel Price Adj. EBITDA, defined as Adj. EBITDA plus/minus the impact of fuel price per gallon variations vs. the price per gallon set at plan establishment.

Fleet Launch:0	35.7%	25%	FL:0 = Operated Fleet Launch On Time / Operated Fleet Launch. Operated Fleet Launch: a flight is considered Operating Fleet Launch if they meet the following Criteria: (i) it is scheduled to depart between 0500 and 1000, (ii) it has at least 4 hours of scheduled and available ground time prior to scheduled departure, and (iii) the flight is operated (not canceled) Operated Fleet Launch On Time: A flight is considered Operated Fleet Launch On Time if it meets all of the Operated Fleet Launch Criteria & departs on time.

D:0/A:0 NPS	14.3%	10%	On-time Departure & On-time Arrival Net Promoter Score Performance

Individual Performance	0%	30%	Individual performance was primarily determined by achievement of annual goals set to align with the Company’s strategic and tactical needs, supplemented by behavioral measures.

In setting the foregoing goals and corresponding payout levels, the Compensation Committee carefully considered and scrutinized certain industry data and the Company’s past performance, and approved criteria which, while considered difficult to achieve, incentivizes our executive officers to deliver strong performance against our financial and operational objectives. As in prior years, the Compensation Committee also reserved discretion to reduce payouts in light of safety events occurring during the year and also to adjust for other factors it deems relevant in assessing actual performance in 2024 as compared to our 2024 operating plan.

2024 STI Plan Payouts

Each NEO’s target bonus opportunity and actual payout with respect to each measurement period under the 2024 STI Plan is set forth in the tables below, as well as the performance results for each of the applicable performance metrics on which such payouts were determined. Payment for the first measurement period for the Business Metrics portion, under the 2024 STI Plan was made in August 2024. Other than for Mr. McMenamy, who remained on our existing STI programs following initiation of the Restructuring, amounts relating to (i) the cash bonus earned under the Individual Performance metric of the 2024 STI Plan for the first measurement period of 2024 (other than for Mr. Christie, who did not receive any payment with respect to an Individual Performance metric) (the “2024 H1 STIP Bonus”) and (ii) the second measurement period of 2024 (the “2024 H2 STIP Bonus”) were paid in November 2024 pursuant to the Retention Agreements (as defined below). For Mr. McMenamy, his 2024 H1 STIP Bonus and 2024 H2 STIP Bonus were paid in January 2025.

The table below sets forth the Company’s achievement of the applicable performance metrics for the first measurement period in 2024 (the below actual achievement levels based on performance as of July 1, 2024:

	1H-2024 STI Performance
Metric	Threshold	Target	Stretch	Current	Multiplier	Weight	% Payout
Fuel Price Adj. EBITDA (millions)	$10	$30	$70	($97)	0.00	35%	0.0%
Fleet Launch: 0	71%	76%	81%	79.5%	1.71	25%	42.6%
D:0/A:0 NPS	30	34	38	38.9	2.00	10%	20.0%
Company Metric Performance (For the 2024 1H August Payout)						70%	62.6%
Individual Performance Vary Based on the 1individual				N/A		30.0%	Determined after Year-end
Overall Performance						100%

•	Spirit’s Fuel Price Adj. EBITDA was ($97) compared to the target level of $30, resulting in a payout percentage of 0%.

•

Fleet Launch:0 performance was 79.5% compared to the target level performance of 76% and fleet launch performance was between target and stretch level, resulting in an overall payout percentage of 42.6%.

•	On-time Departure & On-time Arrival Net Promoter Score performance was 38.9 compared to the stretch level performance of 38, resulting in an overall payment percentage of 20%.

•

Collective performance of the financial, operational and strategic goals resulted in an overall payout percentage (performance factor) of 62.6% with respect to such goals for the first measurement period in 2024.

The Compensation Committee approved a payout with respect to the Business Metrics portion, weighted at 70%, of the first performance period equal to 62.6% of the target, in August 2024. The table below sets forth the amounts paid to our NEOs in connection with the first performance period.

Named Executive Officers	2024 1st Half Base Salary Earnings	STI Target % (as a percentage of Base Salary Earned)	Target Incentive Amount ($)	1st Half STI Performance Factor	2024 1st Half STI Amount Earned ($)
Edward M. Christie III	$375,000	125%	$468,750	89.43%	$419,204
Frederick S. Cromer
John Bendoraitis	$230,000	90%	$207,000	62.60%	$129,583
Matthew H. Klein	$212,500	90%	$191,250	62.60%	$119,723
Thomas C. Canfield	$197,500	70%	$138,250	62.60%	$86,545
Brian J. McMenamy	$200,000	70%	$140,000	62.60%	$49,624

In November 2024, and in connection with the grant of the Retention Awards (as described below) to certain of our NEOs, the Compensation Committee determined that achievement of the Business Metrics portion for the second performance period would be calculated based on performance as of October 3, 2024. As a result, for our NEOs (other than Mr. McMenamy) who received Retention Awards in November 2024, the Compensation Committee approved the payout with respect to the Business Metrics portion for the second performance period of 46.1%, as described in the table below. The multiplier metric, which measures the performance of the new “Go Big” and “Go Comfy” travel products against the Base TRASM (Total Revenue Per Available Seat Miles), was equal to 1.07x. Combining the second performance period primary business metric along with the multiplier metric, resulted in a payout equal to 49.5%.

The table below sets forth the Company’s achievement of the applicable performance metrics for the second measurement period in 2024 as of October 3, 2024:

	2H-2O24 STI Performance
Metric	Threshold	Target	Stretch	Current	Metric Multiplier	Weight	Bravo Multiplier	% Payout
Fuel Price Adj. EBITDA (millions)	$10	$30	$70	$—	0.00	35.0%		0.0%
Fleet Launch: 0	71.0%	76.0%	81.0%	76.8%	1.15	25.0%		28.8%
D:O/A:O NPS	30.0	34.0	38.0	41.9	1.73	10.0%		17.3%
Relative TRASM Performance (Go Big)	60%	80%	100%		1.09	50.0%
Relative TRASM Performance (Go Comfy)	15%	25%	35%		1.05	50.0%
STI % before Multiplier (excludes individual Performance Relative TRASM Performance multiple Final STI Multiplier %								46.1 1.07 49.5	% %

•	Spirit’s Fuel Price Adj. EBITDA was $0 compared to the target level of $30, resulting in a payout percentage of 0%.

•

Fleet Launch:0 performance was 76.8% compared to the target level performance of 76% and fleet launch performance was between target and stretch level, resulting in an overall payout percentage of 28.8%.

•	On-time Departure & On-time Arrival Net Promoter Score performance was 41.9 compared to the stretch level performance of 38, resulting in an overall payment percentage of 17.3%.

•

Relative TRASM Performance “Go Big” resulted in a multiplier of 1.09 while Relative TRASM Performance “Go Comfy” resulted in a multiplier of 1.05. Together, the Relative TRASM Performance metrics resulted in a multiplier of 1.07x.

•

Collective performance of the financial, operational and strategic goals resulted in an overall payout percentage (performance factor) of 49.5% with respect to such goals for the second measurement period in 2024.

The Individual Performance metric for our NEOs (other than Mr. Christie), weighted at 30% of the total STI payout for all of 2024 was evaluated in November 2024.

Mr. McMenamy did not receive a Retention Award; rather, Mr. McMenamy participated in the STI through December 31, 2024, as described in more detail below. As a result, achievement of the Business Metrics portion for the second performance period would be calculated based on performance through the end of 2024. The table below sets forth the Company’s achievement of the applicable performance metrics for the second measurement period in 2024 as of December 31, 2024 (which were used to calculate only Mr. McMenamy’s STI bonus for the second measurement period):

Primary Metrics	Threshold	Target	Stretch	Current	Multiplier	Weight	% Payout
Fuel Price Adj. EBITDA (millions)	$10	$30	$70	($312)	0.00	35%	0.0%
Fleet Launch: 0	71%	76%	81%	78.4%	1.49	25%	37.2%
D:0/A:0 NPS	35	39	43	48.3	2.00	10%	20.0%
(1) Primary Business Metrics Performance						70%	57.2%

Multiplier Metrics (1.0x/l.lx/1.2x)	Threshold or Below	Target	Stretch	Current	Multiplier	Weight	Payout Multiplier
Relative TRASM Performance (Go Big)	60%	80%	100%	73%	1.07	50.0%	0.54
Relative TRASM Performance (Go Comfy)	15%	25%	35%	22%	1.07	50.0%	0.54
(2) Multiplier Metric (new travel options) Performance							1.07
2nd Half STI Business Metric Payout Factor = (1) x (2)					70%		61.20%

•	Spirit’s Fuel Price Adj. EBITDA was ($312) compared to the target level of $30, resulting in a payout percentage of 0%.

•

Fleet Launch:0 performance was 78.4% compared to the target level performance of 76% and fleet launch performance was between target and stretch level, resulting in an overall payout percentage of 37.2%.

•	On-time Departure & On-time Arrival Net Promoter Score performance was 48.3 compared to the stretch level performance of 43, resulting in an overall payment percentage of 20%.

•

Relative TRASM Performance “Go Big” resulted in a multiplier of 1.07 while Relative TRASM Performance “Go Comfy” resulted in a multiplier of 1.07. Together, the Relative TRASM Performance metrics resulted in a multiplier of 1.07x.

Collective performance of the financial, operational and strategic goals resulted in an overall payout percentage (performance factor) of 61.2% with respect to such goals for the second measurement period in 2024.

In fiscal year 2024, after an analysis of peer group data prepared by Korn Ferry, and in consultation with A&M, we adjusted the target bonus opportunities of our NEOs to ensure our compensation program was competitively positioned (i.e., 50th percentile of the market) for our NEOs as follows, in each case effective as of July 1, 2024 and beginning with the 2024 2nd Half STI. In connection with the payments under the 2024 2nd Half STI, the Compensation Committee used its discretion to adjust such payments.

Named Executive Officers	2024 2nd Half Base Salary Earnings	Individual STI Target % (as a percentage of Base Salary Earned)	Target Incentive Amount ($)	2nd Half STI Performance Factor	2024 2nd Half STI Amount Earned ($)
Edward M. Christie III	—	125%	$0	—	$419,866
Frederick S. Cromer	—	100%	$0	—	$277,508
John Bendoraitis	—	100%	$0	—	$400,275
Matthew H. Klein	—	100%	$0	—	$266,063
Thomas C. Canfield	—	80%	$0	—	$261,000
Brian J. McMenamy	$200,000	70%	$140,000	(1)	$167,908

(1)

Mr. McMenamy’s H2 STIP Bonus was calculated based on 70% of his Eligible 2H Earnings being applied to the 61.2% Company Performance Factor combined with 30% of his full-year Eligible Earnings being applied to his Individual Performance Factor of 125%.

For our NEOs (other than Mr. McMenamy), amounts under the individual component of the 2024 H1 STIP Bonus and 2024 H2 STIP Bonus were paid in November 2024 pursuant to the Retention Agreements based on performance measured through October 3, 2024. For Mr. McMenamy, his 2024 H1 STIP Bonus was paid on August 22, 2024 and 2024 H2 STIP Bonus was paid on January 31, 2025 based on full year performance. Mr. Haralson resigned on June 14, 2024 and did not receive a Retention Award or any payouts with respect to our STI for 2024.

3. Long-Term Incentives.

Overview

The equity-based awards granted to our NEOs are designed to incentivize demonstrable long-term Company performance by rewarding superior individual and Company performance, to align the NEOs’ interest in building value with that of our stockholders by promoting long-term equity ownership and to enhance the retention of key senior management talent. All grants of equity awards are evidenced by an individual award agreement between the Company and the individual.

In setting the target value of our NEOs’ long-term incentive awards, the Compensation Committee considers and generally follows target-pay positioning at the median. The Compensation Committee may adjust target grant date values for the NEOs based on the Compensation Committee’s general assessment of the executive’s ability to contribute to the Company’s success, performance of job responsibilities and future potential. As such, the target value of the long-term incentive awards granted to our NEOs in 2024 were set at or below the 50th percentile of the Comparative Compensation Market Data.

After consultation with Korn Ferry, to address the difficulties in setting meaningful long-term goals due to general uncertainty in the airline industry, the high volatility of airline share prices and the uncertainty created by the protracted JetBlue merger process, and to enhance the retention of the key leadership talent, the Compensation Committee decided to maintain the same design for 2024. Thus, the Compensation Committee designed the PSUs performance metrics based on achievement of specified CASM ex-Fuel goals and cumulative adjusted EBITDA over a three-year performance period ending December 31, 2026.

The Compensation Committee approved the use of CASM ex-Fuel in long-term incentive plans because it aligns with our strategic focus on enhancing operational efficiency and controlling costs. As a key metric, CASM provides a comprehensive measure of the cost-effectiveness of our operations, encapsulating essential aspects such as operational efficiency, financial management, labor efficiency, and overhead management. By tying output of the long-term incentive awards to CASM, we aim to incentivize our leadership to pursue innovations and efficiencies that reduce operational costs without compromising service quality. This focus is crucial not only for maintaining competitive fares but also for ensuring our airline’s sustainability and profitability in a highly competitive industry.

The Compensation Committee, following consultation with Korn Ferry, determined that long-term awards granted to our NEOs in 2024 would be structured as follows:

LTI Vehicle	Performance Metric	Percentage of LTI Grant	Performance Period	Vesting Period
LTI-Cash	N/A	50%	N/A	1/3rd every year

PSU	CASM ex-Fuel(1) with adjusted EBITDA(2) as the circuit breaker	50%	Cumulative 3-year performance	3 years

(1)	CASM ex-Fuel is the Company’s operating costs per available seat mile, excluding fuel and other special charges.
(2)

Adjusted EBITDA is the Company’s earnings before interest, taxes, depreciation and amortization, as adjusted to reflect the following: acquisitions, divestitures, major capital programs, any stock option or other stock-based compensation charges, fees or expenses related to any equity offering or re-payment or refinancing of indebtedness.

Time-based Cash Long-Term Incentive (LTI-Cash)

In fiscal year 2024, the Compensation Committee granted time-based cash long term incentive to each of our NEOs, which vest in equal annual installments on the first three anniversaries of the grant date, subject to the continued service throughout each applicable vesting date.

On November 12, 2024, each of the NEOs (other than Brian McMenamy) forfeited payment of their long-term incentive cash awards in connection with the receipt of the Retention Awards described below.

Restricted Stock Units (RSUs)

In fiscal year 2024, the Company entered into an offer letter with Frederick S. Cromer, granting an initial LTI award of $500,000 in target grant date value, comprised of restricted stock units vesting in equal annual installments over three years, subject to continued service through each applicable vesting date. In addition, on January 24, 2024, Mr. McMenamy received a grant of restricted stock units vesting in equal annual installments over three years from the grant date, subject to continued service through each applicable vesting date and on July 1, 2024, Mr. McMenamy received a grant of restricted stock units vesting in equal annual installments over two years from the grant date. None of our other NEOs received restricted stock units in 2024.

Performance Stock Units (PSUs)

In fiscal year 2024, the Compensation Committee granted PSUs to our NEOs that vest subject to achievement of performance metrics that are based on achievement of specified CASM ex-Fuel goals and cumulative adjusted EBITDA over a three-year performance period. The PSUs, if vested, will be settled in a number of shares of common stock ranging from 0% to 200% of the number of shares underlying the PSU, based on the Company’s achievement of the annual CASM ex-Fuel goals established by the Compensation Committee for each year of the performance period, and achievement of a cumulative three-year CASM ex-Fuel goal (which is the sum of the annual goals set by the Compensation Committee). The vesting of the PSUs is also subject to a performance hurdle, or circuit breaker, which requires the Company to achieve a positive three-year cumulative adjusted EBITDA over the three-year performance period ending December 31, 2026 for the PSU award to vest. If a positive three-year cumulative adjusted EBITDA is not achieved, the achievement of the CASM ex-Fuel goals will be disregarded, and the PSUs will not vest.

The Compensation Committee determined that having a design where the CASM ex-Fuel goals are established at the beginning of each fiscal year in the three-year performance period (instead of at the outset of such three-year performance period) will allow the Company to set meaningful performance goals in its current environment and enhance the retention value of the PSUs, while the circuit breaker feature that measures performance over a three-year cumulative period will keep our executives focused on the importance of long-term revenue generation and getting the Company back to profitability. As noted above, the general uncertainties within the airline industry, the high volatility of airline share prices and the uncertainty created by the now-terminated JetBlue merger made long-term performance goal-setting difficult for our us, so the long-term incentive plan design adopted by our Compensation Committee in 2023 focuses on performance over a shorter period of time to allow us to maintain strategic flexibility and provide a more direct line of sight for our executives to return the Company to profitability. This design is intended to safeguard our Company’s adaptability and continued growth, while ultimately supporting our commitment to enhancing shareholder value in a volatile and uncertain business environment. The CASM ex-Fuel threshold, target, and stretch for 2024 were 7.85 cents, 7.45 cents and 7.25 cents respectively.

The table below sets forth the number of PSUs and Time-Based Cash Long-Term Incentive awards awarded to our NEOs in fiscal year 2024 as part of our annual LTI program:

		LTI Award Value Mix			LTI Award
Named Executive Officers	LTI Award Value ($)	PSUs (%)	RSUs (%)	Time-Based Cash LTI	PSUs (#)	RSUs (#)	Time-Based Cash LTI ($)
Edward M. Christie III	$2,912,500	50%	—	50%	205,105	—	$1,456,250
Frederick S. Cromer(1)	—	—	—	—	—	—	—
John Bendoraitis	$1,100,000	50%	—	50%	77,464	—	$550,000
Matthew H. Klein	$1,000,000	50%	—	50%	70,422	—	$500,000
Thomas C. Canfield	$550,000	50%	—	50%	38,732	—	$275,000
Scott M. Haralson	$1,100,000	50%	—	50%	77,464	—	$550,000
Brian J. McMenamy(2)	$250,000	—	50%	50%	—	17,605	$125,000

(1)

Mr. Cromer’s appointment began on July 8, 2024, and thus he did not participate in our annual LTI grants. However, in connection with his appointment, Mr. Cromer received an award of RSUs with a grant date value of $500,000. For information relating to the RSUs granted to Mr. Cromer in connection with this appointment in 2024, see page 23 above.

(2)

Mr. McMenamy’s LTI was in the form of time-based restricted stock units and a time-based cash LTI award. Mr. McMenamy did not receive any PSUs. In addition, on July 1, 2024, Mr. McMenamy received an additional award with a grant date value of $550,000, split evenly among a grant of restricted stock units vesting in equal annual installments over two years from the grant date as well as a time-based cash LTI with a value of $275,000.

2024 Equity-Based and Cash-Based Long-Term Incentive Payouts:

In connection with the Restructuring, the Company has not settled any PSUs with a performance period end date of December 31, 2024, and all outstanding equity awards were canceled in connection with the emergence from the Restructuring.

In addition, as noted above, all outstanding cash-based long-term incentive awards were canceled in connection with the issuance of the Retention Awards.

Adoption of the 2025 Incentive Award Plan

On April 16, 2025, the Board approved and adopted the Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan (the “2025 Plan”), which provides for the grant of grant equity-based incentive awards (including restricted stock units, performance stock units, performance shares, stock options and other equity or equity-based awards) to eligible employees, consultants or non-employee directors of the Company, including the NEOs. The 2025 Plan will be administered by the Compensation Committee. The 2025 Plan has a term of ten years (unless terminated earlier by the Board in accordance with the terms of the 2025 Plan).

The aggregate number of shares of common stock of the Company that may be issued pursuant to awards under the 2025 Plan is 4,032,258 shares, subject to equitable adjustment in the event of certain changes in the Company’s capitalization or the occurrence of certain corporate events. Any shares underlying an award that expires, is forfeited, is repurchased, or lapses for any reason, is settled in cash without the delivery of shares, and any shares withheld by, or otherwise remitted to, the Company to satisfy any exercise price or tax withholding obligations in respect of an award, in each case will again be available for the grant under the 2025 Plan.

4.	Merger-Related Compensation Payments

As discussed above, the Company entered into the now-terminated JetBlue Merger Agreement in 2022, which involved the risk of protracted and uncertain regulatory approval processes.

JetBlue Merger

Retention Program. As previously disclosed in our Current Report on Form 8-K filed with the SEC on July 28, 2022, and in our annual proxy statement filed with the SEC on March 30, 2023, on July 27, 2022, the Compensation Committee approved a retention program in connection with the transactions contemplated by the now-terminated JetBlue Merger Agreement to incentivize and encourage the continued employment of certain key employees through and following the consummation of the JetBlue Merger. The JetBlue Merger Agreement and the JetBlue Merger were terminated on March 1, 2024.

Pursuant to the terms of the retention program, each participant with a title of Vice President and above, including our NEOs, (i) received a payment equal to 25% of the participant’s retention award on July 28, 2023 (subject to continued employment through such payment date) in light of the protracted regulatory approval process and (ii) in connection with the termination of the JetBlue Merger, received a payment equal to 25% of the participant’s retention award on March 22, 2024 (subject to continued employment through the date on which the JetBlue Merger was terminated).

The following table sets forth (i) the amount of the original retention award granted to each of our NEOs pursuant to this retention program, which they would have been eligible to receive if the JetBlue Merger had closed, (ii) the amount paid to each of our NEOs in respect of such retention awards on July 28, 2023, which amount is equal to 25% of each NEO’s original retention award and (iii) the amount paid to each of our NEOs in respect of their retention awards in connection with the termination of the JetBlue Merger Agreement (which amount is equal to 25% of each NEO’s original retention award) in recognition of their continued employment with the Company.

Named Executive Officers	Target Retention Award (Paid on successful close of the merger)	Progress Payment (Partial Payment in July 2023)	Retention Amount Paid at Merger termination (25% of Target Award paid on March 22nd, 2024)
Edward M. Christie III	$2,362,500	$590,625	$590,625
Frederick S. Cromer	—	—	—
John Bendoraitis	$1,254,000	$313,500	$313,500
Matthew H. Klein	$1,140,000	$285,000	$285,000
Thomas C. Canfield	$956,250	$239,063	$239,063
Scott M. Haralson	$1,080,000	$270,000	$270,000
Brian J. McMenamy	$423,000	$105,750	$105,750

The retention program established in connection with the now-terminated JetBlue Merger was an extraordinary, one-time program that the Compensation Committee determined were essential and in the best interests of the Company for securing and encouraging the continued employment of certain key employees of the Company, including our NEOs, during periods of uncertainty created by the proposed merger. The retention programs was also designed to increase the incentive for employees to contribute to the success of the Company’s business and facilitate a continuity of operations and participant engagement during the period between the announcement and potential closing of the merger.

5.	Retention Bonuses

On November 12, 2024, the Board approved the payment of one-time cash retention awards (“Retention Awards”) to our NEOs (other than Mr. Haralson and Mr. McMenamy) in the amounts set forth in the table below, which were paid pursuant to the terms of a retention award agreement (the “Retention Agreement”). Pursuant to the terms of the Retention Agreement, if the NEO ceases to be actively employed by the Company in good standing prior to the earlier of (i) the one-year anniversary of the effective date of the Retention Agreement and (ii) the date that is 60 days following the date of a “change in control” (as defined in the Retention Agreement), then the NEO is required to repay to Spirit the gross amount of the Retention Award within 10 days, except if the NEO’s employment terminates due to death or “disability”, by the Company without “cause” or due to the NEO’s resignation for “good reason” (each as defined in the Retention Agreement).

In addition, each of our NEOs received their earned 2024 H1 STIP Bonus (under the individual component) and 2024 H2 STIP Bonus, in each case in the amounts as described earlier in this CD&A. Pursuant to the terms of the Retention Agreement, if the NEO ceases to be actively employed by the Company in good standing prior to the earlier of (i) January 31, 2025 and (B) the date that is 60 days following the date of a “change in control”, then the NEO is required to repay to the Company the gross amount of such 2024 H1 STIP Bonus and the 2024 H2 STIP Bonus within 10 days, except if the NEO’s employment terminates due to death or “disability”, by the Company without “cause” or due to the NEO’s resignation for “good reason” (each as defined in the Retention Agreement).

As set forth in the Retention Agreement, each of the NEO’s unpaid time-based or performance-based long-term cash incentive awards and any payment under our short-term incentive plan for 2024 (except as set forth below) were forfeited in their entirety. The table below sets forth the amount of the Retention Awards received by our NEOs. With respect to the payment of the 2024 H1 STIP Bonus and 2024 H2 STIP Bonus, such amounts are disclosed above in the “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Short Term Cash Incentive Program-2024 STI Payouts” section. Neither Mr. Haralson nor Mr. McMenamy received a Retention Award.

Named Executive Officers	Retention Award
Edward M. Christie III	$3,800,134
Frederick S. Cromer	$175,492
John Bendoraitis	$849,725
Matthew H. Klein	$249,937
Thomas C. Canfield	$700,000

6.	Benefits. We provide the following benefits to our NEOs (and provide similar benefits to all our employees):

•	medical, dental and vision insurance;

•	life insurance, accidental death and dismemberment and business travel and accident insurance;

•	employee assistance program;

•	health and dependent care flexible spending accounts;

•	short and long-term disability; and

•	401(k) plan.

In addition, we also provide:

•	supplemental life insurance to our employees at the director level and above, including our officers;

•	annual Executive Physical to our officers; and

•	retiree Travel Benefit for our officers.

Additional Compensation Information

1.	Change in Control-Based Compensation.

Severance. All our NEOs are covered by the Company’s 2017 executive severance plan (the “2017 Executive Severance Plan”), which was adopted in March 2017 by the Board on the recommendation of the Compensation Committee. Pursuant to the 2017 Executive Severance Plan and subject to an exception applicable only to Mr. Christie as noted below, each executive who holds a senior vice president or higher position is entitled to receive, in each case, conditioned upon the executive officer’s execution and non-revocation of are lease of claims, and continued compliance with any applicable restrictive covenant:

(a)

in the event of an involuntary termination by the Company without cause unrelated to a change in control, (i) a cash severance amount equal to 100% of his or her annual base salary for the year of termination, payable in equal installments over twelve months, (ii) continuation of COBRA coverage for twelve months, (iii) a free family travel pass on our flights for twelve months and (iv) the use of a Company-owned mobile phone for up to thirty days; and

(b)

in the event of an involuntary termination by the Company without cause or a voluntary termination by the executive for good reason, in each case occurring within eighteen months following a change in control (i) a cash severance amount equal to two times the sum of his or her annual base salary for the year of termination plus his or her target incentive bonus for the year of termination, payable in equal installments over twenty four months, (ii) his or her incentive bonus for the year of termination, prorated from the beginning of the year to the date of termination based on actual incentive plan performance as of the date of termination, (iii) outplacement services not to exceed $10,000, (iv) a continuation of COBRA coverage for twelve months, (v) a free family travel pass on our flights for twelve months and (vi) the use of a Company-owned mobile phone for up to thirty days.

As for severance and other benefits under the 2017 Executive Severance Plan that (i) constitute “parachute payments” within the meaning of Section 280G of the Code (“280G Payments”), and (ii) would otherwise be subject to the excise tax imposed by Section 4999 of the Code (the “Excise Tax”), then the 280G Payments will be either: (i) delivered in full, or (ii) delivered as to such lesser extent which would result in no portion of such benefits being subject to the Excise Tax, whichever of the foregoing amounts, taking into account the applicable federal, state and local income taxes and the excise tax imposed by Section 4999 of the Code, results in the receipt by the executive officer on an after-tax basis, of the greatest amount of benefits, notwithstanding that all or some portion of such benefits may be taxable under Section 4999 of the Code. The Company is not required to provide “gross-ups” for any excise taxes.

The 2017 Executive Severance Plan provides, with respect to participants whose employment with the Company commenced on or after September 1, 2014, that (i) the Board is permitted to terminate an officer for poor performance without triggering severance benefits; and (ii) unpaid severance benefits would be offset by compensation earned by a former employee from a new employer during the applicable severance period.

The benefits provided under the 2017 Executive Severance Plan are in lieu of any other severance benefits provided under any other Company policy, plan or arrangement, including any benefits provided under any employment agreement. As a condition to receiving benefits under the 2017 Executive Severance Plan, participants must execute a general release.

The Company and Mr. Christie entered into a letter agreement, dated March 15, 2018 setting forth the terms and conditions under which he would serve as President and CFO and starting on January 1, 2019, as CEO and President. Under the letter agreement, Mr. Christie is eligible for participation in the 2017 Executive Severance Plan; provided, however, that in the event of a non-change in control termination without cause, Mr. Christie shall be entitled to receive a cash severance amount equal to 150% of base salary rather than 100% of base salary and the other terms of the 2017 Executive Severance Plan shall continue to apply. In the event Mr. Christie ceases to be employed by the Company for any reason other than death or a termination by the Company for cause (as defined in the 2017 Executive Severance Plan), subject to his execution of a release of claims in favor of the Company and compliance with the restrictive covenants set forth in the letter agreement (which are described in the next sentence), the Company shall provide him (and his spouse and dependent children) a lifetime travel pass for the Company’s flights enabling them to travel for free in any class of service that is available at the time of reservation. Mr. Christie’s letter agreement with the Company also includes restrictive covenants, including non-solicitation and non-competition provisions that cover the period during which Mr. Christie is employed with the Company and for twelve months following the termination of his employment, along with a perpetual confidentiality provision. For details regarding the severance payments and benefits payable to Mr. Christie in connection with his departure from the Company in April 2025, see “Potential Payments Upon a Termination or Change in Control — Mr. Christie’s Separation Agreement” below.

The Company has entered into offer letter agreements with each of Messrs. Cromer, Bendoraitis, Klein, Canfield, Haralson, and McMenamy that provide for severance solely in accordance with the Company’s 2017 Executive Severance Plan.

2.	Limited Perquisites.

Post-Employment Flight Benefits: A senior executive who retires from Spirit will be eligible to receive the “Officer Retiree Travel” benefit as described below. The value of such flight benefits will be reported as taxable income and the value of the free travel provided during any calendar year would be subject to an aggregate cap of $10,000. Notwithstanding the eligibility criteria noted below, to receive this benefit, the senior executive’s service as an officer of the Company must have ended on or after January 13, 2022:

(1)

A senior executive who served five years as an officer of the Company and has a minimum of ten years of service with the Company, will receive unlimited positive space travel privileges for the former officer and, until the death of the former officer, for his or her spouse or designated travel companion and dependent children.

(2)

A senior executive who served less than five years as an officer but has a minimum of ten years of service with the Company, will receive unlimited positive-space air travel for the former officer and his or her spouse or designated travel companion and dependent children, for the number of years for which he or she served as an officer. After completion of this term, the former officer may be eligible for lifetime unlimited standby travel if his or her years of service plus the age at the time of retirement is greater than 65 with a minimum of ten years of service.

3.	Stock Ownership Guidelines for Executives.

We maintain stock ownership guidelines for our executive officers. Under the guidelines, our NEOs are required to meet a share ownership level (consisting of shares of common stock and RSUs but excluding PSUs) with a minimum value equal to two times base salary (five times base salary for the CEO) of which at least one-third must be owned outright in the form of shares of our common stock. Under the guidelines, our other executive officers who are not NEOs for purposes of this section are required to meet a share ownership level (consisting of shares of common stock and RSUs but excluding PSUs) with a minimum level equal to 1.5 times base salary of which one-third must be owned outright in the form of shares of our common stock. The Company’s officers are expected to meet their ownership levels within five years of becoming subject to the guidelines. Due to the recent decline of our stock price, none of our executive officers, including our NEOs, who have served at least five years are currently in compliance with the guidelines. In August 2024, on the recommendation of the advisors, the Compensation Committee approved providing participants an additional five years to get back into compliance. The following table sets forth, as of December 31, 2024 information regarding the equity ownership of our NEOs. As noted above, in connection with emergence from the Restructuring, all of our equity securities (including all equity incentive awards) were cancelled in their entirety. Following emergence, the Compensation Committee intends to assess and determine appropriate stock ownership guidelines for our NEOs. However, in connection with the emergence from the Restructuring, all shares of common stock and equity awards were extinguished and canceled.

Named Executive Officers	Shares of Common Stock Owned Outright	Market Value of Shares of Common Stock Owned Outright	Restricted Stock Units and Restricted Stock Awards Unvested	Performance Share Units Unvested
Edward M. Christie III (President)	237,268	$80,671	58,846	287,940
Frederick S. Cromer (EVP)	—	—	188,679	—
John Bendoraitis (EVP)	6,110	$2,077	24,911	108,749
Matthew H. Klein (EVP)	73,820	$25,099	22,062	98,863
Thomas C. Canfield (SVP)	35,516	$12,075	12,097	54,374
Scott M. Haralson (EVP)	—	—	—	—
Brian J. McMenamy (VP)	1,384	$471	99,581	—

4.	Clawback Policies.

In October 2023, the Compensation Committee adopted, and the Board ratified, a clawback policy in compliance with Section 10D of the Securities Exchange Act and the New York Stock Exchange listing standards (the “Dodd-Frank Clawback Policy”). Under the Dodd-Frank Clawback Policy, the Company is required to recoup certain incentive-based compensation (whether cash- or equity-based) from its current or former executive officers in the event that the Company is required to prepare an accounting restatement due to the material noncompliance of the Company with any financial reporting requirement under the securities laws, without regard to any misconduct on the part of the executive and subject to certain limited exceptions. The Company’s Dodd-Frank Clawback Policy applies to incentive-based compensation received by current and former executive officers of the Company during the three fiscal years preceding an accounting restatement and after the effective date of the NYSE American listing standards, which was October 2, 2023.

In October 2023, with input from its independent legal advisor, the Compensation Committee adopted, and the Board ratified, a supplemental discretionary clawback policy (the “Discretionary Clawback Policy”) that allows the Company to seek recoupment of any type of incentive compensation from our executive officers and a broader group of employees, even when a mandatory recoupment is not required under the Dodd-Frank Clawback Policy. Under the Discretionary Clawback Policy, the Company may, but is not required to, seek recoupment of incentive compensation (whether cash- or equity-based, and whether time- or performance-based) paid to any of its current or former executive officers or employees at the director level or above in scenarios involving, among other circumstances, (i) a miscalculation or misreporting of financial or operating results or other performance metric criteria, whether or not the employee from which the Company is seeking recoupment was responsible, (ii) knowing or intentional alteration of financial results or operating metrics, even if no accounting statement was required, (iii) fraud, misrepresentation or a material error that causes significant reputational or financial harm to the Company, (iv) a willful or knowing violation of applicable law and (v) a material breach of any applicable restrictive covenant. The Discretionary Clawback Policy applies to all incentive compensation approved, granted or awarded on or after October 2, 2023. The clawback policy previously approved by the Compensation Committee in March 2019 remains in effect with respect to all incentive compensation approved, granted or awarded prior to October 2, 2023.

In addition, the Company’s equity incentive plans and the award agreements applicable to awards granted thereunder incorporate the provisions of any clawback policies maintained by the Company from time to time, and contain additional clawback provisions providing for the termination and forfeiture of outstanding incentive compensation awards and recoupment of any proceeds, gains or other economic benefit actually or constructively received in respect of such awards, in each case, where the employee has engaged in any activity in competition with the Company, or which is inimical, contrary or harmful to the interests of the Company, as determined by the Compensation Committee, or upon the termination of the employee’s employment by the Company for “cause” (as defined in the applicable award agreement).

Taken together, all of the Company’s clawback rights and remedies are believed to be consistent with best corporate governance practices.

5.	Tax and Accounting Considerations.

The Board and the Compensation Committee generally consider the financial accounting and tax implications of their executive compensation decisions. Section 162(m) of the Code generally limits the tax deductibility of annual compensation paid by public companies for certain executive officers to $1 million.

Our Compensation Committee does not believe that compensation decisions should be determined solely by how much compensation is deductible for federal income tax purposes. As a result, our Compensation Committee has authorized non-deductible compensation and reserves its right to, and retains the discretion to, authorize payments that may not be deductible if it believes that such payments are in the best interests of the Company and its stockholders. Moreover, further changes in applicable tax laws and regulations as well as factors beyond the control of the Compensation Committee can adversely impact the deductibility of compensation paid to our executive officers.

Compensation Risk Assessment

The Compensation Committee agreed with management findings that our compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on us.

In March 2024, the Compensation Committee was presented with the results of management’s analysis on our compensation policies and practices for our employees to determine if these policies and practices give rise to risks that are reasonably likely to have a material adverse effect on us or encourage our employees to take excessive risks in order to receive larger awards.

This risk assessment process included a review by management of our compensation policies and practices and identification of risks and risk controls related to the programs. Although management reviewed all compensation programs, it focused on the programs with variability of payout, which means the participant is able to directly affect payout. Management assessed our compensation programs against potential compensation risks relating to pay mix, performance metrics, payment timing and adjustments, equity incentives, performance appraisals, and leadership and culture.

In reaching its conclusion that our compensation policies and practices do not give rise to risks that are reasonably likely to have a material adverse effect on us or encourage our employees to take excessive risks in order to receive larger awards, management considered the following:

•

For most of our employees, cash compensation is fixed in the form of base salaries or hourly cash compensation. For our officers and director-level employees, the majority of cash compensation is also fixed in the form of base salaries. Fixed compensation in the form of base salaries or hourly compensation provide income regardless of our short-term performance and do not create an incentive for employees to take unnecessary risks.

•

In evaluating our performance for purposes of our cash incentive plans, the Compensation Committee reviews our performance under a mix of financial and operating measures to provide a balanced perspective.

•

The Compensation Committee generally exercises broad discretion in determining compensation amounts, and qualitative factors beyond quantitative financial and operating metrics are a key consideration in the determination of individual cash bonuses and long-term equity awards.

•

The financial opportunity in our long-term incentive program is best realized through long-term appreciation of our stock price, which mitigates excessive short-term risk-taking. Annual equity-based awards vest over multiple years, in the case of restricted stock units or restricted shares, or are settled in a single payment after three years, in the case of our PSUs, in each case subject to the holder’s continuing service with us. This promotes alignment of our employees’ interests with our long-term objectives and interests and with stockholders’ interests.

•

The following risk mitigating controls: (i) stock ownership guidelines for non-employee directors and executive officers; (ii) code of business conduct and ethics and anti-hedging and anti-pledging policy applicable to NEOs and members of the Board; (iii) clawback policy on compensation to executive officers; (iv) basing our short term incentive plan on more than one performance measurement, including both financial and operational metrics; (v) periodic review of our compensation policies and programs by the Company’s internal audit group; (vi) using different performance metrics for our long-term incentive PSUs; (vii) overlapping the performance periods for our long-term incentive PSUs; and (viii) using our internal audit group and our independent consultants to review calculations of short-term and long-term incentive payouts.

•	We maintain caps on the maximum payouts under our short-term incentive plan and our long-term incentive PSUs.

•

We utilize individual performance assessments in determining executive compensation. These assessments take into account whether or not the individual’s behavior was consistent with our code of business conduct and ethics and with our ethics-based corporate culture.

Report of the Compensation Committee of the Board of Directors on Executive Compensation

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Spirit under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and, based on its review and discussions with management, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment No. 1 to our 2024 Form 10-K.

*

The current members of the Compensation Committee were not members of the Compensation Committee at the time the compensation in respect of 2024 that is covered under the Compensation Discussion and Analysis was approved.

Members of the Compensation Committee Timothy Bernlohr

Eugene Davis Andrea F. Newman Radha Tilton

COMPENSATION TABLES

Summary Compensation Table

The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during the past three calendar years.

Name and Principal Position in fiscal year 2024 (1)	Year		Salary ($) (2)	Bonus ($) (3)	Stock Awards ($) (4)	Non-Equity Incentive Plan Compensation ($) (5)	All Other Compensation ($) (6)	Total ($)
Edward M. Christie III	2024		850,000	4,390,759	1,456,246	1,440,570	32,189	8,169,764
President and Chief Executive Officer	2023		745,833	1,771,875	2,912,479	1,134,573	36,644	6,601,404
	2022	(7)	700,000	—	1,320,730	1,300,934	37,191	3,358,855
Frederick S. Cromer	2024		293,660	375,492	499,999	277,508	5,133	1,451,792
Executive Vice President and Chief Financial Officer
John Bendoraitis	2024		555,000	1,163,225	549,994	639,858	23,836	2,931,913
Executive Vice President and Chief Operating Officer	2023		458,333	940,500	1,099,978	579,616	20,948	3,099,375
	2022	(7)	440,000	—	928,621	622,688	22,516	2,013,825
Matthew H. Klein	2024		475,000	534,937	499,996	527,036	32,879	2,069,848
Executive Vice President and Chief Commercial Officer	2023		422,917	855,000	999,976	574,571	30,755	2,883,219
	2022	(7)	400,000	—	758,405	566,082	33,361	1,757,848
Thomas C. Canfield	2024		460,000	939,063	274,997	506,870	15,428	2,196,358
Senior Vice President and Chief Information Officer
Scott M. Haralson	2024		209,775	270,000	549,994	171,350	17,405	1,218,524
Executive Vice President and Chief Financial Officer	2023		422,917	1,410,000	1,099,974	600,837	34,304	3,568,032
	2022	(7)	400,000	—	428,154	508,538	35,992	1,372,684
Brian J. McMenamy	2024		351,875	105,750	399,994	281,787	29,165	1,168,571
Vice President, Controller and Interim Chief Financial Officer

(1)	Reflects each NEO’s title in fiscal year 2024.

(2)	Each NEO’s salary is prorated to reflect the increases described above in “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Base Salary.”

(3)

Amounts shown in the “Bonus” column represent (i) for Mr. Cromer, his one-time sign-on bonus of $200,000; (ii) for all of our NEOs other than Mr. Haralson and Mr. McMenamy, the amount of the Retention Award in the amounts disclosed above under the “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Retention Bonuses” section and (iii) for all of our NEOs other than Mr. Cromer, the remaining payments under the retention program relating to the JetBlue Merger, in the amounts disclosed under the “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Merger-Relates Compensation Payments” section. Pursuant to the terms of the Retention Agreement, if the NEO ceases to be actively employed by Spirit in good standing prior to the earlier of (i) the one-year anniversary of the effective date of the Retention Agreement and (ii) the date that is 60 days following the date of a “change in control” (as defined in the Retention Agreement), then the NEO is required to repay to Spirit the gross amount of the Retention Award within 10 days, except if the NEO’s employment terminates due to death or “disability”, by Spirit without “cause” or due to the NEO’s resignation for “good reason” (each as defined in the Retention Agreement). The details of these retention award payments are disclosed more fully under the “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Retention Bonuses” section. With respect to his sign-on bonus, if Mr. Cromer resigns within one year of his hire date, he will be required to repay the full sign-on bonus.

(4)

Amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of the PSUs (and, for Mr. Cromer & Mr. McMenamy, the grant date fair value of the restricted stock units) granted to our NEOs in fiscal year 2024, as indicated and computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures. The fair value was determined using the methodology and assumptions set forth in Note 11, “Stock-Based Compensation,” to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which are hereby incorporated herein by reference. Mr. Cromer’s restricted stock units had a $500,000 grant date value, vesting in equal annual installments over three years, subject to continued service through each applicable vesting date. The PSUs granted to each of our NEOs in 2024 vest based on achievement of specified cumulative CASM ex fuel objectives and positive cumulative adjusted EBITDA over a three-year performance period, as defined under FASB ASC 718 and described above under “Elements of Executive Compensation-Equity-Based Long-Term Incentives” in the Compensation Discussion and Analysis. Assuming the maximum level of performance is achieved, the grant date fair value of the PSUs reflected in this column would be as follows: Mr. Christie: $2,912,491; Mr. Bendoraitis: $1,099,989; Mr. Klein: $999,992; Mr. Canfield: $549,994 and Mr. Haralson: $1,099,989.

(5)

Amounts shown in the “Non-Equity Incentive Plan Compensation” column represent the sum of (i) the annual cash bonuses paid to each of our NEOs in respect of each measurement period under the Company’s STI Plan for fiscal year 2024, as described above, (ii) the amounts earned by each NEO in respect of the first performance period (2022-2024) of the cash-based long-term incentive awards granted to the NEOs in 2022, measured based on adjusted operating margin as follows: (1) Mr. Christie, $601,500, (2) Mr Bendoraitis, $110,000, (3) Mr. Klein, $141,250, (4) Mr. Canfield, $159,325, (5) Mr. Haralson, $171,350 and (6) Mr. McMenamy, $30,925, and (iii) for Mr. McMenamy, the amounts earned in respect of the first payment of the 2023-2025 cash-based long-term awards granted to the NEOs in 2023 ($33,330). For additional detail regarding our STI Plan, see “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Short-Term Cash Incentive Program,” and for additional detail regarding the cash-based long-term incentive awards, see “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives.”

(6)	The following table sets forth the amounts reflected in the “All Other Compensation” column for fiscal year 2024:

Name	401(k) Plan Company Contributions ($) (a)	Health & Welfare Benefits ($) (b)	Travel Benefits ($) (c)	Total
Mr. Christie	10,350	19,503	2,336	32,189
Mr. Cromer	—	4,778	355	5,133
Mr. Bendoraitis	10,350	11,899	1,588	23,836
Mr. Klein	10,350	21,744	785	32,879
Mr. Canfield	—	14,297	1,132	15,428
Mr. Haralson	6,921	9,541	943	17,405
Mr. McMenamy	10,350	16,921	1,894	29,165

(a)

Represents 401(k) company-match contributions. See Note 15, “Defined Contribution 401(k) Plan,” to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, for a description of employer matching contributions made under our defined contribution 401(k) plans.

(b)

This total represents the costs associated with Company-covered health and welfare benefits, life insurance and accidental death and dismemberment premiums, short-term and long-term disability premiums, and annual executive physicals.

(c)	Represents positive-space air travel on our airline provided to each of our NEOs.

(7)

The amounts reported in the “Non-Equity Incentive Plan Compensation” column for Messrs. Christie, Haralson, Bendoraitis and Klein were understated in fiscal year 2022 due to an administrative error that led to the omission of the amounts earned by each such NEO in respect of the first performance period (2021-2022) of the cash-based long-term incentive awards granted in 2021, which were measured based on adjusted operating margin. Discussion about actual performance against the targets can be found in the “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives” section of the Company’s 2023 Proxy Statement filed with the SEC on March 30, 2023. The amounts earned by Messrs. Christie, Haralson, Bendoraitis and Klein in respect of the first performance period (2021-2022) of the cash-based long-term incentive awards granted in 2021 are as follows: $192,745, $103,256, $121,154 and $110,140, respectively. The amounts reported in this row for 2022 in the “Non-Equity Incentive Plan Compensation” column have been updated to reflect these earned amounts, thereby correcting the administrative error.

Grants of Plan-Based Awards in 2024

The following table sets forth certain information with respect to grants of plan-based awards to our NEOs for 2024. Upon emergence of the Company from bankruptcy proceedings on March 12, 2025, all of the outstanding equity awards held by our NEOs were canceled.

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards ($)			Estimated Future Payouts Under Equity Incentive Plan Awards (#)			All Other Stock Awards: Number of Shares of Stock or Units (3) (#)	Grant Date Fair Market Value of Stock Awards (4) ($)
Name	Grant Date	Committee Action Date	Thres- hold	Target	Maximum	Thres- hold	Target	Maximum
Edward M. Christie III		(1)	—	1,062,500	2,125,000	—	—	—	—	—
	1/24/2024	1/24/2024 (2)	—	—	—	102,553	205,105	410,210	—	1,456,245
Frederick S. Cromer		(1)	—	293,660	587,320	—	—	—	—	—
	8/14/2024	8/14/2024	—	—	—	—	—	—	188,679	499,999
John Bendoraitis		(1)	—	555,000	1,110,000	—	—	—	—	—
	1/24/2024	1/24/2024 (2)	—	—	—	38,732	77,464	154,928	—	549,994
Matthew H. Klein		(1)	—	475,000	950,000	—	—	—	—	—
	1/24/2024	1/24/2024 (2)	—	—	—	35,211	70,422	140,844	—	499,996
Thomas C. Canfield		(1)	—	368,000	736,000	—	—	—	—	—
	1/24/2024	1/24/2024 (2)	—	—	—	19,366	38,732	77,464	—	274,997
Scott M. Haralson		(1)	—	—	—	—	—	—	—	—
	1/24/2024	1/24/2024 (2)	—	—	—	38,732	77,464	154,928	—	549,994
Brian J. McMenamy		(1)	—	246,313	492,626	—	—	—	—	—
	1/24/2024	1/24/2024	—	—	—	—	—	—	17,605	124,996
	7/1/2024	7/1/2024	—	—	—	—	—	—	77,683	274,998

(1)

These amounts reflect the estimated target and maximum payouts to our NEOs under the Company’s 2024 STI Plan as disclosed more fully under the “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Short-Term Cash Incentive Program” and “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives” sections.

(2)

These amounts reflect the estimated threshold, target and maximum number of shares issuable with respect to PSUs granted to our NEOs in January 2024, which vest based on achievement cumulative CASM ex-fuel objectives and positive cumulative adjusted EBITDA over a three-year performance period commencing on January 1, 2024 and ending on December 31, 2026. The PSUs are settled in shares of common stock, in an amount from 50% to 200% of the number of units awarded, based on actual performance against the metrics. PSUs that do not vest at the end of the three-year performance period are forfeited without payment. For a more detailed discussion of the 2024 PSUs, see “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives.”

(3)

These amounts reflect restricted stock units awarded to our NEOs under our 2024 Plan, vesting in 33.33% increments over three years based on continued employment with the Company through each applicable vesting date. For a more detailed discussion of the 2024 restricted stock units, see “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives.”

(4)

Amounts shown in this column represent the aggregate grant date fair value of the restricted stock units and PSUs granted to our NEOs in fiscal year 2024, as indicated and computed in accordance with FASB ASC Topic 718, excluding the effect of estimated forfeitures and, for the PSUs, based on the probable outcome of the applicable performance metrics. The fair value was determined using the methodology and assumptions set forth in Note 11, “Stock-Based Compensation”, to the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, which are hereby incorporated by reference.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards

Employment Agreements and Offer Letters

Edward M. Christie III. The Company and Mr. Christie entered into a letter agreement, dated March 15, 2018 (the “Christie Letter Agreement”), setting forth the terms and conditions under which he would serve as President and Chief Financial Officer and, starting on January 1, 2019, as CEO and President. Mr. Christie also became a member of the Board, effective as of January 1, 2018. Under the Christie Letter Agreement, Mr. Christie received an annual base salary from us of $550,000 for 2018, which was increased to $700,000 for 2019 and a target bonus of 100% of base salary for 2018 and 125% of base salary for 2019 with a maximum payout for each year capped at 200% of target bonus. In addition, pursuant to the Christie Letter Agreement, Mr. Christie was granted a one-time off-cycle promotion equity-based incentive award of restricted stock unit with a grant date value of $2,500,000, vesting over four years subject to Mr. Christie’s continued service through each vesting date. Mr. Christie will also be eligible to receive annual long-term incentive equity awards while employed with the Company, with his 2018 grant having a target grant date value of $1,250,000 and his 2019 grant having a target grant date value of $1,750,000. Mr. Christie’s compensation in 2024 is discussed in the “Compensation Discussion and Analysis” section. Under the Christie Letter Agreement, Mr. Christie is eligible for participation in the 2017 Executive Severance Plan; provided, however, that in the event of a non-change in control termination without cause, Mr. Christie, shall be entitled to receive a cash severance amount equal to 150% of base salary rather than 100% of base salary and the other terms of the 2017 Executive Severance Plan shall continue to apply. In the event Mr. Christie ceases to be employed by the Company for any reason other than death or a termination by the Company for cause (as defined in the 2017 Executive Severance Plan), subject of his execution of a release of claims in favor of the Company and compliance with a certain non-competition restriction, the Company shall provide him (and his spouse and dependent children) a lifetime travel pass for the Company’s flights, enabling them to travel for free in any class of service that is available at the time of reservation. For details regarding the severance payments and benefits payable to Mr. Christie in connection with his departure from the Company in April 2025, see “Potential Payments Upon a Termination or Change in Control — Mr. Christie’s Separation Agreement” below.

Frederick S. Cromer. On June 26, 2024, we entered into an offer letter with Frederick S. Cromer to join our Company as Executive Vice President and Chief Financial Officer. Under that letter agreement, Mr. Cromer is entitled to receive an annual base salary from us initially set at $610,000, a target bonus initially set at 100% of base salary with a maximum payout capped at 200% of target bonus and an annual long-term incentive award target of $1,500,000. The letter agreement also provided for a signing cash bonus of $200,000 (subject to repayment in the event of a resignation within one (1) year following the date of hire), a new hire long-term incentive award with a grant date value of $1,000,000 and moving and relocation support to move to the Fort Lauderdale area of Florida. Mr. Cromer also received, for himself and three preferred travel companions (plus qualified dependents) unlimited confirmed travel on all Spirit flights, including 2 free bags per traveler. Mr. Cromer’s compensation in 2024 is discussed in the “Compensation Discussion and Analysis” section.

John Bendoraitis. On September 7, 2013, we entered into an offer letter with John Bendoraitis to join our Company as Senior Vice President and Chief Operating Officer. Under that letter agreement, Mr. Bendoraitis is entitled to receive an annual base salary from us initially set at $320,000 and a target bonus initially set at 70% of base salary with a maximum payout capped at 200% of target bonus. In addition, his employment letter agreement provided for a sign-on grant of 32,394 units of equity-based long-term incentive, under our 2011 Plan, which grant was comprised 50% of time-vested restricted stock units and 50% of PSUs, on the same terms as the 2013 grants for other senior officers. The letter agreement also provided for a signing cash bonus of $115,000, a relocation allowance for Mr. Bendoraitis and his family of up to $60,000 (subject to documentation of expenses actually incurred) and positive space travel on our airline for the executive and his immediate family. Mr. Bendoraitis was promoted from Senior Vice President and Chief Operating Officer to Executive Vice President and Chief Operating Officer, effective December 13, 2017. Mr. Bendoraitis’ compensation in 2024 is discussed in the “Compensation Discussion and Analysis” section.

Matthew H. Klein. On July 26, 2016, we entered into an offer letter with Matthew H. Klein to join our Company as Senior Vice President & Chief Commercial Officer (the “Klein Letter Agreement”). Under the agreement, Mr. Klein is entitled to receive an annual base salary from us initially set at $325,000 and a target bonus initially set at 70% of base salary with a maximum payout capped at 200% of target bonus. In addition, the Klein Letter Agreement provided for a sign-on grant of 4,944 restricted stock units under our equity incentive plan. The Klein Letter Agreement also provided for a signing cash bonus of $50,000, a relocation allowance for Mr. Klein and his family for up to $75,000 (subject to documentation of expenses actually incurred), and positive space travel on our airline for the executive and his immediate family. Mr. Klein was promoted from Senior Vice President and Chief Commercial Officer to Executive Vice President and Chief Commercial Officer, effective December 16, 2019. Mr. Klein’s compensation in 2024 is discussed in the “Compensation Discussion and Analysis” section.

Thomas C. Canfield. On September 10, 2007, we entered into an offer letter with Thomas C. Canfield, our current Senior Vice President, General Counsel and Secretary. Under the agreement, Mr. Canfield is entitled to receive an annual base salary from us initially set at $275,000, and a target bonus initially set at 50% of base salary with the maximum payout capped at 200% of target bonus. In addition, the agreement provided for a grant of 75,000 shares of restricted stock to Mr. Canfield in connection with his commencement of employment, in accordance with the terms of our 2005 Stock Plan. The letter agreement also provides for positive space travel on our airline for the executive and his immediate family.

Scott M. Haralson. On August 1, 2012, we entered into an offer letter with Scott Haralson to join our Company as Vice President, Financial Planning and Analysis. Under that letter agreement, Mr. Haralson is entitled to receive an annual base salary from us initially set at $225,000 and a target bonus initially set at 50% of base salary with a maximum payout capped at 200% of target bonus. In addition, the agreement provided for a grant of 12,500 restricted stock units and 12,500 PSUs in connection with his commencement of employment, in accordance with the terms of our 2011 Equity Incentive Award Plan (the “2011 Plan”). The letter agreement also provided for a relocation allowance for Mr. Haralson and his family of up to $50,000 (subject to documentation of expenses actually incurred) and positive space travel on our airline for the executive and his immediate family. Mr. Haralson was promoted to Senior Vice President and Chief Financial Officer, effective October 16, 2018. Mr. Haralson was promoted from Senior Vice President and Chief Financial Officer to Executive Vice President and Chief Financial Officer, effective February 1, 2023. His compensation in 2024 is discussed in the “Compensation Discussion and Analysis” section. Mr. Haralson resigned effective as of the close of business on June 14, 2024 and did not receive any severance in connection with his resignation.

Brian J. McMenamy. On October 2, 2017, we entered into an offer letter with Brian J. McMenamy to join our Company as Vice President & Controller. Under that agreement, Mr. McMenamy is entitled to receive an annual base salary from us initially set at $265,000, a target bonus initially set at 50% of base salary with a maximum payout capped at 200% of target bonus and eligibility to be granted annual long-term incentive awards. In addition, the agreement provided for a grant of restricted stock units at a face value of $600,000 in connection with his commencement of employment, in accordance with the terms of our equity incentive plan). McMenamy’s offer letter also provided for a signing bonus of $150,000, a relocation allowance for up to $50,000 (subject to documentation of expenses actually incurred), and positive space travel on our airline for the executive and his immediate family. On May 29, 2024, the Company promoted Mr. McMenamy to Vice President and Interim Chief Financial Officer, increasing his annual base salary to $400,000, effective June 15, 2024, and his target short-term incentive to 70% of base salary with a target annual long-term incentive set at $550,000, effective January 1, 2024.

Restrictive Covenants

The Christie Letter Agreement contains non-competition and non-solicitation provisions that cover the period during which Mr. Christie is employed by the Company and twelve months following the termination of his employment for any reason, as well as a perpetual confidentiality provision. Mr. Haralson’s and Mr. Cromer’s offer letters with the Company contain non-solicitation provisions that cover the period during which he is employed with the Company and twelve months following the termination of employment for any reason, along with a perpetual non-disparagement provision. If the NEO violates one of these covenants, the Company has the discretion under the equity incentive plan (including the award agreements thereunder) and its discretionary clawback policy to recover and/or otherwise require the forfeiture or disgorgement of any cash- or equity-based incentive compensation previously granted to such NEO (including gains on the sale of the stock, if any).

The Company’s 2017 Executive Severance Plan contains non-solicitation provisions that cover the the longer of (i) the period ending on the first anniversary of the NEO’s termination of employment or (ii) the period over which the NEO is entitled to receive cash severance payments pursuant to the Company’s 2017 Executive Severance Plan, as well as a perpetual confidentiality and non-disparagement provision.

Equity Incentive Plan Awards

Prior to emergence from the Restructuring, the Company maintained the 2015 Incentive Award Plan (the “2015 Plan”) and the 2024 Plan (together with the 2015 Plan, the “Equity Incentive Plans”), pursuant to which equity incentive awards were outstanding as of December 31, 2024. At our 2024 annual meeting of shareholders, our shareholders approved the adoption of the 2024 Plan, which superseded and replaced the 2015 Plan.

As described in the CD&A above, on April 16, 2025, the Board approved and adopted the 2025 Plan, which provides for the grant of equity-based incentive awards (including restricted stock units, performance stock units, performance shares, stock options and other equity or equity-based awards) to eligible employees, consultants or non-employee directors of the Company, including the NEOs. The 2025 Plan supersedes and replaces the Equity Incentive Plans.

Each grant of restricted stock units and PSUs, and each long-term performance-based cash award, to our NEOs is governed by our Equity Incentive Plans and the applicable award agreement thereunder, which specify, among other things, the vesting provisions of such awards and any applicable performance conditions. For a more detailed discussion of the vesting provisions and performance conditions applicable to the long-term incentive awards granted to our NEOs, see “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives” and the “Grants of Plan-Based Awards in 2024” table above. In addition, our Equity Incentive Plans and the award agreements governing the outstanding long-term incentive awards held by our NEOs include provisions related to the treatment of such awards upon a termination of employment and a change in control, as summarized below:

Restricted Stock Units. Restricted stock units granted to our NEOs under our Equity Incentive Plans are subject to accelerated vesting (to the extent unvested) in the event of (i) the NEO’s death or permanent disability while still employed by the Company, or (ii) a terminations of the NEO’s employment by the Company without “cause” or by the NEO for “good reason” (in each case, as defined in the 2017 Executive Severance), in either case, after the Company has entered into a definitive agreement that, if consummated, would constitute a change in control of the Company. In the event of a change in control, the restricted stock units will be assumed or substituted by a successor corporation, and remain outstanding and subject to vesting based on the NEO’s continued employment through the original applicable vesting date; however, if the NEO’s employment is terminated by the Company without “cause” or by the NEO for “good reason” (in each case, as defined in the 2017 Executive Severance Plan) within one year following the effective date of the change in control (a “Qualifying Termination”), then the unvested restricted stock units held by the NEO will vest in full as of such termination date. If a successor corporation does not assume or substitute the restricted stock units upon a change in control of the Company, then any unvested restricted stock units will vest in full as of immediately prior to the change in control. Upon a termination of employment for any other reason (other than due to the NEO’s death or disability or upon a Qualifying Termination), all unvested restricted stock units will be forfeited without payment. In connection with the emergence from the Restructuring, all unvested restricted stock units were forfeited without payment.

Performance Share Units. In the event of a NEO’s death or permanent disability while still employment by the Company, any PSUs granted to such NEO will vest prorate according to the time elapsed from January 1 of the year in which the grant date occurs to the date of the NEO’s death or permanent disability. Further, in the event of a change in control, the PSUs will be assumed or substituted by a successor corporation (at target levels), and remain outstanding and subject to vesting based solely on the NEO’s continued employment through the original applicable vesting date without regard to any performance conditions; however, if the NEO experiences a Qualifying Termination, then the unvested PSUs held by the NEO will vest in full as of such termination date. If a successor corporation does not assume or substitute the PSUs upon a change in control of the Company, then any unvested PSUs will vest as of immediately prior to the change in control at target levels, and will be (i) settled in shares of common stock of the Company or (ii) converted into a cash right. Upon a termination of employment for any other reason (other than due to the NEO’s death or disability or upon a Qualifying Termination) prior to the end of the applicable performance period, all unvested PSUs will be forfeited without payment. In connection with the emergence from the Restructuring, all unvested PSUs were forfeited without payment.

Long-Term Performance-Based Cash Awards. In the event of a NEO’s death or permanent disability while still employed by the Company, any long-term performance-based cash awards granted to such NEO will vest pro rata according to the time elapsed from January 1 of the year in which the grant date occurs to the date of the NEO’s death or permanent disability. Further, in the event of a change in control, the long-term performance-based cash awards will be assumed or substituted by a successor corporation (at target levels), and remain outstanding and subject to vesting based solely on the NEO’s continued employment through the original applicable vesting date without regard to any performance conditions; however, if the NEO experiences a Qualifying Termination, then any unvested long-term performance-based cash awards held by the NEO will vest in full as of such termination date. If a successor corporation does not assume or substitute the long-term performance-based cash awards upon a change in control of the Company, then any unvested long-term performance-based cash awards will vest as of immediately prior to the change in control at target levels. Upon a termination of employment for any other reason (other than due to the NEO’s death or disability or upon a Qualifying Termination) prior to the end of the applicable performance period, all unvested long-term performance-based cash awards will be forfeited without payment. In connection with the Retention Awards, all long-term performance-based cash awards were forfeited.

Outstanding Equity Awards at Fiscal Year-End 2024

The following table lists all outstanding equity awards held by our NEOs as of December 31, 2024. Upon emergence of the Company from bankruptcy proceedings on March 12, 2025, all of the outstanding equity awards held by our NEOs were canceled.

Name	Vesting Commencement Date		Number of Shares or Units that Have Not Vested (#)	Market Value of Shares or Units that Have Not Vested ($) (1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Rights That have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Rights That Have Not Vested ($) (1)
Edward M. Christie III	1/24/2024	(3)	—	—	410,210	139,471
	4/3/2023	(2)	5,735	1,950	—	—
	4/3/2023	(3)	—	—	165,670	56,328
	1/30/2023	(2)	44,140	15,008	—	—
	1/13/2022	(2)	8,971	3,050	—	—
Frederick S. Cromer	8/14/2024	(2)	188,679	64,151	—	—
John Bendoraitis	1/24/2024	(3)	—	—	154,928	52,676
	4/3/2023	(3)	—	—	62,570	21,274
	1/30/2023	(2)	18,603	6,325	—	—
	1/13/2022	(2)	6,308	2,145	—	—
Matthew H. Klein	1/24/2024	(3)	—	—	140,844	47,887
	4/3/2023	(3)	—	—	56,882	19,340
	1/30/2023	(2)	16,911	5,750	—	—
	1/13/2022	(2)	5,151	1,751	—	—
Thomas C. Canfield	1/24/2024	(3)	—	—	77,464	26,338
	4/3/2023	(3)	—	—	31,284	10,637
	1/30/2023	(2)	9,301	3,162	—	—
	1/13/2022	(2)	2,796	951	—	—
Brian J. McMenamy	7/1/2024	(2)	77,683	26,412	—	—
	1/24/2024	(2)	17,605	5,986	—	—
	1/30/2023	(2)	3,382	1,150	—	—
	1/13/2022	(2)	911	310	—	—

(1)	The market value of shares or units that have not vested is calculated based on the closing price of our common stock as of December 31, 2024, which was $0.34.
(2)

The time-vested restricted stock units reported in these rows vest 33.33% on each of the three anniversary dates following the vesting commencement date, subject to continued employment through each such date, as disclosed more fully under the “Compensation Discussion and Analysis-Elements of Executive Compensation Program-Long-Term Incentives” section of this section.

(3)

The PSUs reported in these rows are settled in shares of common stock, in an amount ranging from 50% to 200% of the number of units awarded, based on the Company’s cumulative CASM ex-fuel objectives, and subject to the Company’s attainment of positive cumulative adjusted EBITDA, over the three-year performance period commencing on January 1, 2023, and ending on December 31, 2025 for the 2023 PSUs and over the three-year performance period commencing on January 1, 2024, and ending on December 31, 2026 for the 2024 PSUs. In accordance with the SEC rules, the number of PSUs reported in these rows is based on achieving maximum performance goals (200%), as actual performance in the last completed fiscal year was at target level of performance. Payouts at 200% of target for the 2023 PSUs that vest based on the Company’s cumulative CASM ex-fuel objectives, modified by the Company’s attainment of positive cumulative adjusted EBITDA, through December 31, 2024 would be as follows: Mr. Christie: 165,670 shares ($56,328); Mr. Bendoraitis: 62,570 shares ($21,274); Mr. Klein: 56,882 shares ($19,340) and Mr. Canfield: 31,284 shares ($10,637). Payouts at 200% of target for the 2024 PSUs that vest based on the Company’s cumulative CASM ex-fuel objectives, modified by the Company’s attainment of positive cumulative adjusted EBITDA, through December 31, 2024 would be as follows: Mr. Christie: 410,210 shares ($139,471); Mr. Bendoraitis: 154,928 shares ($52,676); Mr. Klein: 140,844 shares (47,887) and Mr. Canfield: 77,464 shares ($26,338).

Stock Vested in 2024

The following table summarizes the stock award held by each of our NEOs that vested during the year ended December 31, 2024.

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (1) ($)
Edward M. Christie	33,909	230,404
Frederick S. Cromer	—	—
John Bendoraitis	15,608	109,385
Matthew H. Klein	13,608	94,838
Thomas C. Canfield	7,448	51,872
Scott M. Haralson	12,544	84,607
Brian J. McMenamy	2,602	18,021

(1)	Represents the vesting date closing market price of a share of our common stock multiplied by the number of shares that have vested.

Pension Benefits

None of our NEOs participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Nonqualified Deferred Compensation

None of our NEOs participate in or have account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Potential Payments upon Termination or Change in Control

The information below describes and quantifies certain compensation and benefits that would have become payable to each of our NEOs if our NEO’s employment had terminated on December 31, 2024 as a result of each of the termination scenarios described below, taking into account the NEO’s compensation as of that date. Amounts that could be recognized under equity-based and long-term cash-based awards that were vested as of December 31, 2024 are not included below, given that all equity incentive awards were cancelled in connection with our emergence from the Restructuring. In the case of Mr. Christie, the table below captures the provisions under the Christie Letter Agreement with the Company, described in more detail above. For a description of the actual severance payments and benefits provided to Mr. Christie in connection with his departure from the Company in April 2025, see “Mr. Christie’s Separation Agreement” below the following table. Mr. Haralson resigned effective as of the close of business on June 14, 2024 and did not receive any severance in connection with his resignation.

Name of Executive Officer	Termination Scenario	Severance ($) (1)	Value of Unvested Equity- Based and Long-term Cash-Based Awards ($) (2)	Value of Continued Health Care Coverage Premiums ($) (3)	Life Insurance Proceeds ($) (4)	Other ($) (5)	Total ($) (6)
Edward M. Christie III	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	1,425,000	—	19,503	—	64,226	1,508,729
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	4,275,000	—	19,503	—	64,226	4,358,729
	Death or Disability	—	—	—	500,000	—	500,000
Frederick S. Cromer	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	610,000	—	4,778	—	11,204	625,982
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	2,440,000	—	4,778	—	11,204	2,455,982
	Death or Disability	—	—	—	500,000	—	500,000
John Bendoraitis	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	650,000	—	11,899	—	12,334	674,233
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	2,600,000	—	11,899	—	12,334	2,624,233
	Death or Disability	—	—	—	500,000	—	500,000
Matthew H. Klein	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	525,000	—	21,744	—	16,851	563,595
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	2,100,000	—	21,744	—	16,851	2,138,595
	Death or Disability	—	—	—	500,000		500,000
Thomas C. Canfield	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	525,000	—	14,297	—	14,593	553,890
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	1,890,000	—	14,297	—	14,593	1,918,890
	Death or Disability	—	—	—	500,000	—	500,000
Brian J. McMenamy	Resignation or Termination for Cause	—	—	—	—	—	—
	Termination without Cause	400,000	—	16,921	—	14,595	431,516
	Change in Control (No Termination)	—	—	—	—	—	—
	Qualifying Termination	847,908	—	16,921	—	14,595	879,424
	Death or Disability	—	—	—	400,000		400,000

(1)

The Bankruptcy Code limits payments relating to severance to insiders during the pendency of a bankruptcy proceeding. For purposes of this disclosure, we have reported the full amount of the severance that otherwise would have been received on December 31, 2024. The amounts in this column generally represent, for each NEO in the order presented, the aggregate value of the cash severance payments that each NEO is entitled to receive pursuant to:

a.

the 2017 Executive Severance Plan (and, solely with respect to Mr. Christie, pursuant to the Christie Letter Agreement, as described above under “Compensation Discussion and Analysis-Elements of Executive Compensation-Additional Compensation Information” in the Compensation Discussion and Analysis) upon termination of the NEO’s employment by the Company without cause (as defined in the 2017 Executive Severance Plan) (“Termination without Cause”). In such case, the amount shown for each NEO represents a cash severance amount equal to (i) for Messrs. Cromer, Bendoraitis, Klein, and Canfield, the NEO’s base salary as in effect on the termination date payable in equal installments over a twelve-month period pursuant to the 2017 Executive Severance Plan, (ii) for Mr. Christie, 150% of his base salary payable in equal instalments over a twelve-month period pursuant to the terms of the Christie Letter Agreement and (iii) for Mr. McMenamy, 50% of his base salary payable in equal installments over a six-month period pursuant to the 2017 Executive Severance Plan; and

b.

the 2017 Executive Severance Plan upon a termination of the NEO’s employment by the Company without “cause” or resignation by the NEO for “good reason” (as defined in the 2017 Executive Severance Plan), in either such case, occurring within eighteen months following a change in control (each, a “Qualifying Termination”). In such case, the amount shown for each NEO represents the amount payable under the 2017 Executive Severance Plan in the event of such Qualifying Termination, and includes (1) a cash severance amount equal to the sum of two times the NEO’s annual base salary (one times for Mr. McMenamy) in effect on the termination date, plus two times the NEO’s target incentive bonus for the year of termination (one times for Mr. McMenamy), payable in equal installments over twenty-four months (12 months for Mr. McMenamy), and (2) the NEO’s incentive bonus for the year of termination, prorated from the beginning of the year to the date of termination based on actual incentive plan performance as of the date of termination; however, for each of our NEOs other than Mr. McMenamy, since their annual bonuses were paid prior to December 31, 2024, no prorated bonus amount is included assuming a termination as of December 31, 2024. For Mr. McMenamy, his prorated bonus is reflected in the table above and reflects the amount of his 2024 2nd Half STI which was not paid as of December 31, 2024.

The receipt of the foregoing payments is conditioned upon the NEO’s execution and non-revocation of a release of claims and continued compliance with any applicable restrictive covenants.

(2)

Due to the Restructuring, the value of all equity awards held by our NEOs as of December 31, 2024 is assumed to be $0 since the equity awards were canceled in connection with the emergence from the Restructuring.

(3)

The amounts in this column represent continued coverage under COBRA for each NEO for a period of twelve months following the termination of an NEO’s employment by the Company without cause or a Qualifying Termination under the 2017 Executive Severance Plan. The value of such continued coverage is based on the incremental cost of the Company’s contribution as of December 31, 2024, to provide this coverage. Receipt of these benefits is contingent on the NEO timely and properly electing continuation coverage under COBRA, and the NEO’s execution and non-revocation of a release of claims and continued compliance with any applicable restrictive covenants.

(4)

Each NEO is eligible to receive life insurance proceeds of one-times base salary up to $500,000 upon death, which amounts have been included in the table. We pay the premiums for life insurance for all eligible employees providing coverage ranging between $25,000 and $500,000.

(5)

The amounts in this column represent the sum of the value of the benefits that the NEOs are entitled to receive pursuant to the 2017 Executive Severance Plan (and, solely with respect to Mr. Christie, pursuant to the Christie Letter Agreement) upon a termination of the NEO’s employment by the Company without cause or a Qualifying Termination, and include (i) (a) for Messrs. Cromer, Bendoraitis, Klein, Canfield and McMenamy (and their spouses and dependents), a free travel pass for the Company’s flights for a period of twelve months pursuant to the 2017 Executive Severance Plan, and (b) solely for Mr. Christie (and his spouse and dependents), a free lifetime travel pass for the Company’s flights pursuant to the Christie Letter Agreement, (ii) outplacement services for each NEO pursuant to the 2017 Executive Severance Plan and (iii) use of a Company-owned mobile phone for a period of thirty days following the NEO’s termination of employment pursuant to the 2017 Executive Severance Plan solely to allow the NEO to transition to another device. The receipt of such foregoing benefits is conditioned upon the NEO’s execution and non-revocation of a release of claims, and continued compliance with any applicable restrictive covenants. For Messrs. Cromer, Bendoraitis, Klein, Canfield and McMenamy, the value of the twelve-month travel pass was calculated using an incremental cost approach, assuming that executives and eligible family members would each take ten round trip flights during the period, each with an incremental cost that includes the estimated cost of incremental fuel, insurance, security, station cleaning, facility rent and station baggage rent, but excludes fees and taxes paid by the NEO for the air transportation. For Mr. Christie, the present value of the lifetime travel pass was calculated using a discount rate of [7.00%] and mortality assumptions based on the United States Statistics Life Expectancy Tables. The value was calculated using an incremental cost approach, assuming that Mr. Christie and his eligible family members would each take ten round trip flights during each year, each with an incremental cost that includes the estimated cost of incremental fuel, insurance, security, station cleaning, facility rent and station baggage rent, but excludes fees and taxes paid by Mr. Christie for the air transportation. For each NEO, the value of the outplacement services reflect the maximum of $10,000 that may be incurred by the Company for such services in respect of each NEO, and the value of an NEO’s use of a Company-owned mobile phone is based on the incremental cost to the Company of providing each NEO with continued use of a mobile phone for a period of thirty days following the NEO’s termination of employment.

(6)

In addition to the amounts set forth herein, the clawback provisions of each Retention Award will no longer be applicable if the NEO’s employment terminates due to death or “disability”, by Spirit without “cause” or due to the NEO’s resignation for “good reason” (each as defined in the Retention Agreement), or within 60 days following a “change in control”.

Mr. Christie’s Separation Agreement

In connection with Mr. Christie’s departure from the Company on April 6, 2025, Mr. Christie and the Company entered into a Separation and Release Agreement (the “Christie Separation Agreement”), pursuant to which Mr. Christie will receive severance payments and benefits in accordance with the existing terms of the 2017 Executive Severance Plan and the Christie Letter Agreement, in each case as described above. Such payments were provided in consideration for, and contingent upon, among other things, Mr. Christie’s agreement to a release of claims and continued compliance with applicable restrictive covenants.

2024 Non-Employee Director Compensation

We compensate our non-employee directors for their service on the Board, but do not pay director compensation to any director who is also an employee. The Compensation Committee will periodically review the overall compensation of our non-employee directors in consultation with the Board and, from time to time, the assistance of the Compensation Committee’s compensation consultant. The Compensation Committee did not make any changes to the non-employee director compensation policy for fiscal year 2024, which is summarized in the table below:

Non-Employee Director Compensation Policy
General annual cash retainer (1)	$70,000
Supplemental annual retainer: (1)
Chairman of the Board (2)	$100,000
Chair of the Audit Committee (in cash)	$17,500
Chair of the Compensation Committee (in cash)	$15,000
Chair of other standing committees (in cash)	$6,000
Audit Committee members (in cash) (3)	$10,000
Compensation Committee members (in cash) (3)	$7,500
Other standing committee members (in cash) (3)	$5,000
Supplemental meeting fee (4)	$1,000
Annual equity-based grant (5)	$120,000
Initial equity-based grant for new directors (6)	$20,000

(1)	Paid in quarterly installments.
(2)	Paid 50% in cash and 50% in restricted stock units vesting 100% on the one-year anniversary of the grant date.
(3)	Includes committee chairs.
(4)	Paid in cash for each in-person or virtual Board meeting attended in excess of eight meetings over the course of a calendar year.
(5)

Grant of restricted stock units, vesting 100% on the one-year anniversary of the grant date. Any new non-employee director appointed after annual equity-based grants have been made to incumbent directors in any year, is entitled to receive an annual equity grant of restricted stock units, prorated to reflect their start date, vesting 100% on the one-year anniversary of the grant date of the annual equity based grants made to incumbent directors.

(6)	Grant of restricted stock units, vesting 100% on the one-year anniversary of the grant date.

For 2024, we maintained a Non-Employee Director Compensation Policy, which is designed to ensure alignment with long-term stockholder interests. The policy is also designed to (i) ensure that the Company can attract and retain outstanding director candidates, (ii) recognize the substantial time commitment necessary to oversee the affairs of the Company and (iii) support the independence of thought and action expected of directors.

The aggregate value of the cash compensation paid and the equity awards granted to any non-employee director during any calendar year may not exceed $400,000 (or $500,000 in the case of the Chairman of the Board, with the value of any such equity awards based on the grant date fair value). Under limited and extraordinary circumstances, the Compensation Committee can make exceptions to the foregoing annual limit, provided that the non-employee director receiving the additional compensation may not participate in the decision to award such compensation. The Compensation Committee’s discretion to waive the annual limit has not been exercised to date.

Each non-employee director was also eligible to receive a supplemental fee of $1,000 per in-person or virtual Board meeting attended in excess of eight meetings over the course of a calendar year. Our Compensation Committee and Board believe that this supplemental fee recognizes the dramatic increase in the required engagement of each of our non-employee directors over the last two years as we evaluated and negotiated successive merger proposals from Frontier and JetBlue, and our business continued to manage challenges in our operations arising from the aftermath of the pandemic. Further, pursuant to the Non-Employee Director Compensation Policy, our non-employee directors are reimbursed for travel and other expenses incurred for attending meetings. Furthermore, consistent with prevailing practice in the airline industry, our incumbent non-employee directors and their immediate family members are afforded free positive-space personal air travel benefits on our airline, up to a maximum value of $5,000 per year. Our retired non-employee directors who had served on the Board for a period of at least five years ended on or after June 1, 2015, are eligible for lifetime post-retirement positive-space air travel on our airline for the former non-employee director and, until the death of the former non-employee director, for their spouse or designated travel companion and dependent children, up to a maximum value of $5,000 per year. Our non-employee directors are not eligible for retirement benefits or other perquisites provided by the Company, such as life or medical insurance.

For 2024, we maintained a deferral program under which each non-employee director may, at his or her election and prior to the grant date, defer settlement of 100% of his or her vested restricted stock units until the earliest of (a) 360, 720 or 1,080 days following the vesting of the restricted stock units (with the non-employee director affirmatively selecting the number of days); (b) a change of control; and (c) a termination of service.

Under the Company’s stock ownership guidelines, non-employee directors are required to meet a share ownership level with a minimum value equal to 5.0 times the base annual cash retainer payable to non-employee directors (one-third of which must be owned outright in the form of shares of our common stock). Non-employee directors are expected to meet their ownership levels within five years of becoming subject to the guidelines. Due to the recent decline of our stock price, none of our non-employee directors who have served at least five years are currently in compliance with these guidelines. In August 2024, on the recommendation of the advisors, the Compensation Committee approved providing participants an additional five years to get back into compliance.

The following table sets forth information concerning the compensation earned by or paid to our non-employee directors during the year ended December 31, 2024.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Mark B. Dunkerley	94,000	119,997	213,997
H. McIntyre Gardner	131,237	169,995	301,232
Robert D. Johnson	105,500	119,997	225,497
Barclay G. Jones, III	100,500	119,997	220,497
Christine P. Richards	88,900	119,997	208,897
Myrna M. Soto	85,500	119,997	205,497
Richard F. Wallman	37,774	75,559	113,333
Dawn M. Zier	38,350	119,997	158,347

(1)

In 2024, general and supplemental annual cash retainers were paid to our non-employee directors per the terms of our Non-Employee Director Compensation Policy. As noted above, Mr. Gardner’s supplemental annual retainer for fiscal year 2024 was paid 50% in cash and 50% in restricted stock units. The amount reflected in this column for Mr. Gardner therefore reflects the value of his general annual cash retainer and 50% of the value of his supplemental annual retainer which was paid in cash.

(2)

On January 24, 2024, each of our non-employee directors received a grant of 16,901 restricted stock units, with 100% of such grants vesting on January 24, 2025. On January 24, 2024, Mr. Gardner also received an additional grant of 7,042 restricted stock units, representing 50% of the value of his supplemental annual retainer as Chairman of the Board, with 100% of such grant vesting on January 24, 2025. Prior to the 2024 restricted stock unit grants, Ms. Soto elected to defer settlement of her restricted stock units to the earliest to occur of 720 days following the vesting of such units, a change of control or a termination of service as a director. Mr. Wallman received two off cycle awards during 2024, which included: (i) a grant of 20,966 restricted stock units on August 14, 2024, with 100% of such grant vesting on January 24, 2025 and (ii) a grant of 7,547 restricted stock units on August 14, 2024, with 100% of such grant vesting on August 14, 2025. Amounts shown in the “Stock Awards” column represent the aggregate grant date fair value of such restricted stock units granted to our non-employee directors during 2024, computed in accordance with FASB ASC Topic 718, using the valuation methodology and assumptions set forth in Note 11 to our audited consolidated financial statements for the fiscal year ended December 31, 2024, which are incorporated by reference herein. The amounts in this column do not reflect the value, if any, that ultimately may be realized by each non-employee director. The table below shows the aggregate numbers of unvested restricted stock unit awards outstanding for each non-employee director as of December 31, 2024. None of the non-employee directors held any stock option awards as of December 31, 2024.

Name	Restricted stock units
Mark B. Dunkerley	16,901
H. McIntyre Gardner	23,943
Robert D. Johnson	16,901
Barclay G. Jones, III	16,901
Christine P. Richards	16,901
Myrna M. Soto	16,901
Richard F. Wallman	28,513
Dawn M. Zier	—

2025 Non-Employee Director Compensation Program

On April 25, 2025, the Board adopted a new, post-emergence non-employee director compensation policy, pursuant to which non-employee directors will be eligible to receive (i) an annual cash retainer, payable quarterly in advance, in the amount of $100,000 and (ii) an annual equity award with a grant date value of $140,000 granted in the form of restricted stock units, which will generally vest 100% on the one-year anniversary of the grant date. In addition to the annual cash retainers set forth above, the non-employee directors will also be eligible to receive additional cash retainers based on their Board and/or committee service as follows:

Chair of the Board: $100,000

Vice Chair of the Board: $75,000

Audit Committee Chair: $25,000

Audit Committee Member: $15,000

Compensation Committee Chair: $20,000

Compensation Committee Member: $10,000

Nominations & Governance Chair: $20,000

Nominations & Governance Member: $10,000

Strategy & Finance Committee Chair: $20,000

Strategy & Finance Committee Member: $10,000

In addition, under the policy, non-employee directors are eligible to receive positive space flight benefits for themselves and their spouse and dependent children, up to maximum benefit of $10,000 per year.

CEO Pay Ratio Disclosure

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are hereby disclosing the ratio of the median of the annual total compensation of all employees to the annual total compensation of our CEO.

We determined the pay ratio under the requirements of Item 402(u) of Regulation S-K. Mr. Christie was our principal executive officer during all of 2024, and his annual total compensation is disclosed, in detail, in the “Summary Compensation Table”.

We identified the median employee by examining the 2024 total compensation for all individuals, excluding Mr. Christie, who were employed by us on December 31, 2024, the last day of our payroll year. For the identified median employee, we did not make any assumptions, adjustments, or estimates to calculate the pay ratio, and only employees who were employed by us as of December 31, 2024 were included. After identifying the median employee, we calculated annual total compensation for such employee using the same methodology we use for our NEOs as outlined in the “Summary Compensation Table” in this Proxy Statement. The SEC rules allow for varying methodologies for companies to identify their median employee. Other companies may have different employment and compensation practices and may utilize different methodologies, estimates and assumptions in calculating their own pay ratios. Therefore, the pay ratios reported by other companies are unlikely to be relevant for purposes of comparison to our pay ratio.

The median of the annual total compensation of all employees in 2024, excluding our CEO, was $80,071. The annual total compensation of Mr. Christie in 2024 was $8,169,764. Accordingly, for 2024, the ratio of annual total compensation of our principal executive officer to the annual total compensation of our median employee was 102:1.

Pay versus Performance
The following table sets forth information concerning the compensation of our PEO and other NEOs for each of the fiscal years ending December 31, 2020, 2021, 2022, 2023 and 2024 and certain measures of our financial performance for each such fiscal year.

(A)	(B)	(C)	(D)	(E)	(F)	(G)	(H)	(I)
					Value of Initial Fixed $100 Investment Based on: (5)
Year	Summary Compensation Table Total for PEO (1) (2)	Compensation Actually Paid to PEO (3)	Average Summary Compensation Table Total for Non-PEO NEOs (2)	Average Compensation Actually Paid to Non-PEO NEOs (3)	Total Shareholder Return	Peer Group Total Shareholder Return(4)	Net Income (Loss) (6) (in thousands)	Adjusted CASM ex-fuel (7)
2024	$8,169,764	$4,070,833	$1,839,501	$746,231	$0.92	$62.72	($1,229,495)	$0.0797
2023	$6,601,404	$6,020,729	$2,939,369	$2,707,786	$43.70	$61.60	($447,464)	$0.0706
2022	$3,358,855	$2,638,268	$1,667,353	$1,317,722	$48.33	$48.03	($544,150)	$0.0673
2021	$3,871,281	$3,113,927	$1,671,535	$1,368,937	$54.20	$74.24	($472,569)	$0.0674
2020	$2,591,445	$618,389	$1,064,081	$370,397	$60.65	$75.55	($428,700)	$0.0790

(1)	Edward M. Christie III served as the principal executive officer (“PEO”) of the Company during 2020, 2021, 2022 ,2023 and 2024.
(2)
The dollar amounts reported as total compensation for the Company’s PEO for each corresponding year are the amounts reported in the “Total” column of the Summary Compensation Table (“SCT”) for the PEO, and the dollar amounts reported for the Company’s other NEOs as a group for each corresponding year are the average of the amounts reported in the “Total” column of the SCT for such non-PEO
NEOs. Refer to “Compensation Discussion and Analysis–Compensation Tables–Summary Compensation Table” of this this Amendment No. 1 to our 2024 Form
10-K
and the Company’s proxy statements for fiscal years 2023, 2022, 2021 and 2020 for additional information. The individuals comprising the non-PEO
NEOs in each applicable year are as follows: (i) for 2024, Frederick S. Cromer, John Bendoraitis, Matthew H. Klein, Thomas C. Canfield, Brian J. McMenamy and Scott M. Haralson; (ii) for 2023, Scott M. Haralson, John Bendoraitis, Matthew H. Klein, and Rocky B. Wiggins; (iii) for 2022, Scott M. Haralson, John Bendoraitis, Matthew H. Klein, and Melinda C. Grindle; (iv) for 2021, Scott M. Haralson, John Bendoraitis, Matthew H. Klein, and Thomas C. Canfield; and (v) for 2020, Scott M. Haralson, John Bendoraitis, Matthew H. Klein, and Thomas C. Canfield.

(3)
The dollar amounts reported as “compensation actually paid” (“CAP”) to the Company’s PEO, and the dollar amounts reported as average CAP to the non-PEO
NEOs as a group, were computed in accordance with Item 402(v) of Regulation
S-K.
The dollar amounts do not reflect the actual amount of compensation earned by or paid to such PEO and NEOs during the applicable fiscal year. The valuation methodologies and assumptions used when calculating the equity values included in CAP are not materially different than those used when calculating the amounts included in the SCT. In accordance with the requirements of Item 402(v) of Regulation
S-K,
the following adjustments were made to the SCT for the PEO and Average SCT Total for the non-PEO
NEOs for each applicable year to determine the CAP for our PEO and non-PEO
NEOs for each such year:

Adjustments to PEO SCT Total
and
Non-PEO
NEO Average SCT Total

Year	PEO or NEOs	Reported Summary Compensation Table Total	Less Reported Value of Equity Awards (a)	Plus Fair Value at Fiscal Year- End of Outstanding and Unvested Option Awards and Stock Awards Granted in Fiscal Year	Plus/(Minus) Change in Fair Value as of Fiscal Year- End from Prior Fiscal Year-End of Outstanding and Unvested Option Awards and Stock Awards Granted in Prior Fiscal Years	Plus Fair Value at Vesting of Option Awards and Stock Awards Granted in Fiscal Year that Vested During Covered Fiscal Year	Plus/(Minus) Change in Fair Value as of vesting Date from Prior Fiscal Year- End of Option Awards and Stock Awards Granted in Prior Fiscal Years for Which Applicable Vesting Conditions Were Satisfied During Fiscal Year	Less Fair Value as of Prior Fiscal Year-End of Option Awards and Stock Awards Granted in Prior Fiscal Years that Failed to Meet Applicable Vesting Conditions During Fiscal Year	Plus Value of Dividends or other Earnings or Paid on Stock or Option Awards Not Otherwise Reflected in Total Compensation	Equals Compensation Actually Paid
2024	PEO	$8,169,764	($1,456,246)	$109,731	($2,246,352)	($506,064)	$0	$0	($2,642,685)	$4,070,833
2024	NEOs	$1,839,501	($462,496)	$33,082	($366,597)	($128,910)	$0	($168,349)	($630,774)	$746,231

(a)
For the PEO, the grant date fair value of equity awards represents the total of the amounts reported in the “Stock Awards” column in the Summary Compensation Table for the applicable year. For the NEOs, the grant date fair value of equity awards represents the average of the amounts reported in the “Stock Awards” column in the Summary Compensation Table for the applicable year.

(4)
The selected TSR peer group is the NYSE Arca Airline Index (^XAL), which is an independently prepared index that includes companies in the airline industry, and which we used in the stock performance graph required by Item 201(e)(1)(ii) of Regulation
S-K
included in the Company’s audited consolidated financial statements included in our Annual Report on Form
10-K
for fiscal year 2024.

(5)	The comparison of total shareholder returns assumes that $100 was invested on December 31, 2019, through the end of the covered fiscal year, in the Company and the NYSE Arca Airline Index (^XAL).
(6)
The dollar amounts reported in this column represent the amount of net income (loss) reflected in the Company’s audited consolidated financial statements included in our Annual Report on Form
10-K
for the applicable year.

(7)
Pursuant to Item 402(v) of Regulation
S-K,
“Adjusted CASM
ex-fuel”
was determined to represent the most important financial measure linking compensation actually paid to our PEO and other NEOs in fiscal year 2024 to Company performance, and was therefore selected as the 2024 “Company-Selected Measure” (as defined in Item 402(v)). “Adjusted CASM ex-fuel
”
is a common metric used in the airline industry to measure an airline’s cost structure and efficiency, and is defined as operating costs, excluding aircraft fuel expense and special items, per available seat mile.

Relationship between Pay and Performance
Below are graphs showing the relationship of “compensation actually paid” to our NEOs each of fiscal year in 2020, 2021, 2022, 2023 and 2024 to (1) TSR of both the Company and the Company’s peer group, (2) the Company’s net income and (3) CASM ex-fuel.
CAP generally fluctuates due to stock price achievement and varying levels of projected and actual achievement of performance goals. For a discussion of how our Compensation Committee assessed the Company’s performance and our NEOs’ pay each year, see “Compensation Discussion and Analysis” in this Amendment No. 1 to our 2024 Form
10-K
and in the proxy statements for 2023, 2022, 2021 and 2020.
Relationship Between CAP and TSR
The below chart reflects the relationship between the “compensation actually paid” to the PEO and the average of the “compensation actually paid” to the non-PEO
NEOs, Spirit’s cumulative TSR and the cumulative TSR of our selected peer group—NYSE ARCA Airline Industry Index:

Relationship between CAP and Net Income
The below chart reflects the relationship between the “compensation actually paid” to the PEO and the av
erage of the “compensation actually paid” to the
non-PEO
NEOs and Spirit’s net income (loss):

Relationship between CAP and the Company-Selected Measure (CASM)
The below chart reflects the relationship between the “compensation actually
paid” to the PEO and the average of the “compensation actually paid” to the non-PEO
NEOs and Spirit’s CASM
ex-fuel
for the applicable fiscal year:

The following performance measures represent the Company’s most important performance measures used by the Company in 2024 to link compensation actually paid to our NEOs to Company performance, as further described and defined in the Compensation Discussion and Analysis.

Most Important Performance Measures for 2024

Fuel Price Adjusted EBITDA

Fleet Launch:0

D:0/A:0 NPS

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth information, as of March 12, 2025, regarding the amount and percentage of our outstanding shares of common stock beneficially owned by (i) each person known by us to own beneficially more than 5% of our outstanding common stock based on information on file with the Company, (ii) each of our named executive officers and directors, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated, each of the persons below has sole voting and investment power with respect to the shares beneficially owned by such person. The percent of beneficial ownership is based on 16,067,305 shares of common stock outstanding as of March 12, 2025.

	common stock	Securities Exercisable or Vesting Within 60 Days	Number of Shares Beneficially Owned	Percent
Name and Address of Beneficial Owner
5% Stockholders:
Certain funds and accounts managed by AllianceBernstein L.P. (1)	648,504	1,045,681	1,694,185	9.9%
Funds, investment vehicles or accounts managed or advised, directly or indirectly, by Ares Management LLC (2)	1,378,343	235,649	1,613,992	9.9%
Certain funds managed by Canyon Capital Advisors LLC (3)	292,122	561,438	853,560	5.1%
Citadel Multi-Asset Master Fund Ltd. (4)	469,100	1,244,798	1,713,898	9.9%
Investors for which Pacific Investment Management Company LLC serves as investment manager, adviser or sub-adviser (5)	1,378,342	235,650	1,613,992	9.9%
Certain funds and accounts managed by Western Asset Management Company, LLC (6)	1,590,756	0	1,590,756	9.9%
Certain funds for which Cyrus Capital Partners, L.P. serves as investment manager (7)	1,499,308	101,393	1,600,701	9.9%
Certain funds and accounts managed by Arena Capital Advisors, LLC (8)	1,378,343	235,649	1,613,992	9.9%
Certain funds and accounts managed by FMR LLC (9)	943,582	268,515	1,212,097	7.4%
Certain funds and accounts managed by Shaolin Capital Management (10)	155,302	1,593,075	1,748,377	9.9%
Certain funds and accounts managed by UBS Asset Management (Americas) LLC (11)	118,802	1,312,541	1,431,343	8.2%
Rokos Capital Management (US) LP (12)	110,178	1,217,259	1,327,437	7.7%
Named Executive Officers and Directors:
David Davis	—	—	—	—
Fred Cromer	—	—	—	—
John Bendoraitis	—	—	—	—
Thomas C. Canfield	—	—	—	—
Rana Ghosh	—	—	—	—
Griselle Molina	—	—	—	—
Robert A. Milton	—	—	—	—
David N. Siegel	—	—	—	—
Timothy Bernlohr	—	—	—	—
Eugene I. Davis	—	—	—	—
Andrea Fischer Newman	—	—	—	—
Radha Tilton	—	—	—	—
All 12 Directors and Executive Officers as a Group	—	—	—	—

(1)

AllianceBernstein L.P. acts as investment adviser to and on behalf of certain funds and accounts. John Tota, in his position as VP Corporate Actions of AllianceBernstein L.P., may be deemed to have voting and investment power with respect to the shares of common stock beneficially owned by such funds and accounts. AllianceBernstein Corporation is the general partner of AllianceBernstein L.P. Voting and dispositive power over the shares are exercised by the investment adviser pursuant to an investment management agreement. The address of such funds and accounts is 501 Commerce Street, Nashville, Tennessee 37203. The aggregate number of shares of common stock beneficially owned by such funds and accounts includes (i) 648,504 shares of common stock held by such funds and accounts and (ii) 1,993,871 shares of common stock that such funds and accounts may acquire upon exercise of the warrants held by such funds and accounts. The applicable warrants are subject to terms that limit exercise, if, after such exercise, the holder and its affiliates and any member of a Section 13(d) group with such holder and its affiliates would beneficially own more than 9.9% of the number of shares of common stock outstanding immediately after exercise. As a result of the limitation in the previous sentence, only 1,045,681 shares of common stock that such funds and accounts may acquire upon exercise of such warrants are reflected and 948,190 shares of common stock that such funds and accounts may acquire upon exercise of such warrants are not reflected.

(2)

Includes (i) 1,378,343 shares of common stock held by certain funds, investment vehicles or accounts managed or advised, directly or indirectly, by Ares Management LLC (the “Ares Holders”) and (ii) 608,332 shares of common stock underlying certain warrants held by the Ares Holders. The applicable warrants are subject to terms that limit exercise, if, after such exercise, the holder and its affiliates and any member of a Section 13(d) group with such holder and its affiliates would beneficially own more than 9.9% of the number of shares of common stock outstanding immediately after exercise. As a result of the limitation in the previous sentence, only 235,649 shares of common stock that such holder may acquire upon exercise of such warrants held by the Ares Holders are reflected.

Ares Partners Holdco LLC (“Ares Partners”) is the sole member of each of Ares Voting LLC and Ares Management GP LLC, which are respectively the holders of the Class B and Class C common stock of Ares Management Corporation (“Ares Management”), which common stock allows them, collectively, to generally have the majority of the votes on any matter submitted to the stockholders of Ares Management if certain conditions are met. Ares Management is the sole member of Ares Holdco LLC, which is the general partner of Ares Management Holdings L.P., which is the sole member of Ares Management LLC, which is: (a) the sole member of Ares Capital Management III LLC, which is (1) the manager of each of Ares Global Multi-Asset Credit Master Fund, L.P., Ares Multi-Asset Credit Strategies Fund LP, Ares Multi-Credit Fund (IL), LP, and GE Healthcare Pension Master Trust, and (2) the investment manager of Seattle City Employees’ Retirement System; (b) the sole member of Ares High Yield Strategies Fund IV GP, LLC, which is the general partner of Ares High Yield Strategies Fund IV Management, L.P., which is the manager of Credit Unit Trust; (c) the sole member of Ares Private Account Management I GP, LLC, which is the general partner of Ares Private Account Management I, L.P., which is the manager of Federal Insurance Company; (d) the sole member of Ares Enhanced Loan Investment Strategy Advisor IV GP, LLC, which is the general partner of Ares Enhanced Loan Investment Strategy IV, L.P., which is the manager of each of Future Fund Board of Guardians acting in connection with the Future Fund and Future Fund Board of Guardians acting in connection with the Medical Research Future Fund; (e) the sole member of Ares Capital Management II LLC, which is (1) the manager of Goldman Sachs Trust II - Goldman Sachs Multi-Manager Non-Core Fixed Income Fund, (2) the portfolio manager of SEI Global Master Fund plc The SEI High Yield Fixed Income Fund, and (3) the sub-adviser of each of SEI Institutional Investment Trust-High Yield Bond Fund, SEI Institutional Managed Trust-High Yield Bond Fund, SEI Investments Canada Company - U.S. High Yield Bond Fund, and Touchstone Ares Credit Opportunities Fund; and (f) the manager of Lucent Technologies Inc. Defined Contribution Plan Master Trust.

Each of the foregoing entities may be deemed to share beneficial ownership of the securities held by the Ares Holders, but each disclaims any such beneficial ownership of securities not held of record by them.

Ares Partners is managed by a board of managers, which is composed of Michael J Arougheti, R. Kipp deVeer, David B. Kaplan, Antony P. Ressler and Bennett Rosenthal (collectively, the “Ares Board Members”). Mr. Ressler generally has veto authority over the Ares Board Members’ decisions. Each of these individuals disclaims beneficial ownership of the securities that may be deemed to be beneficially owned by Ares Partners.

The address for each of the entities and individuals named in this footnote is 1800 Avenue of the Stars, Suite 1400, Los Angeles, CA 90067.

(3)

These entities are managed by Canyon Capital Advisors LLC (“CCA”) as their investment advisor. CCA’s sole managing member is CP New Co LLC (“CP New Co”), which is controlled by Joshua S. Friedman and Mitchell R. Julis. CCA has the voting and investment control with respect to the shares of common stock owned by these entities. Therefore, by virtue of the relationships described herein, the entities and individuals named herein may be deemed to share beneficial ownership of the shares held by these entities. The business address of the foregoing persons is c/o Canyon Capital Advisors LLC, 2728 N. Hardwood St., 2nd Floor, Dallas, TX 75201. Includes (i) 292,122 shares of common stock held by such entities and (ii) 561,438 shares of common stock that such entities may acquire upon exercise of the warrants held by such entities.

(4)

This entity is managed by Citadel Advisors LLC (“CA”) as its investment adviser. Citadel Advisors Holdings LP (“CAH”) is the sole member of CA. Citadel GP LLC (“CGP”) is the general partner of CAH. Kenneth Griffin owns a controlling interest in CGP. Therefore, by virtue of the relationships described herein, CA, CAH, CGP and Mr. Griffin, as the owner of the controlling interest in CGP, may be deemed to have shared power to vote and/or shared power to dispose of the securities held by this entity. This disclosure is not and shall not be construed as an admission that Mr. Griffin or any of the entities listed above is the beneficial owner of any of the securities of the entities managed by CA other than the securities actually owned by such person (if any). The address of the foregoing persons is c/o Citadel Enterprise Americas LLC, Southeast Financial Center, 200 S. Biscayne Blvd., Suite 3300, Miami, FL 33131. Includes (i) 469,100 shares of common stock and (ii) 5,182,700 shares of common stock underlying certain warrants that such holder may acquire upon exercise of certain warrants. The applicable warrants are subject to terms that limit exercise, if, after such exercise, the holder and its affiliates and any member of a Section 13(d) group with such holder and its affiliates would beneficially own more than 9.9% of the number of shares of common stock outstanding immediately after exercise. As a result of the limitation in the previous sentence, only 1,244,798 shares of common stock that such holder may acquire upon exercise of such warrants held by the stockholders are reflected.

(5)

Pacific Investment Management Company LLC (“PIMCO”), as the investment manager, adviser or sub-adviser of the funds and accounts who are the beneficial holders of the reported shares of common stock or common stock underlying warrants, may be deemed to have or to share voting and dispositive power over the referenced shares of common stock or common stock underlying warrants. The address of such funds and accounts is c/o Pacific Investment Management Company LLC, 650 Newport Center Drive, Newport Beach, California 92660. Includes (i) 1,378,342 shares of common stock and (ii) 2,627,996 shares of common stock underlying certain warrants. The applicable warrants are subject to terms that limit exercise, if, after such exercise, the holder and its affiliates and any member of a Section 13(d) group with such holder and its affiliates would beneficially own more than 9.9% of the number of shares of common stock outstanding immediately after exercise. As a result of the limitation in the previous sentence, only 235,650 shares of common stock that such stockholders may acquire upon exercise of such warrants are reflected.

(6)

Includes (i) 1,590,756 shares of common stock held by certain funds, investment vehicles or accounts managed or advised, directly or indirectly (the “WAMCO Holders”) and (ii) 1,355,244 shares of common stock underlying certain warrants held by the WAMCO Holders. The applicable warrants are subject to terms that limit exercise, if, after such exercise, the holder and its affiliates and any member of a Section 13(d) group with such holder and its affiliates would beneficially own more than 9.9% of the number of shares of common stock outstanding immediately after exercise. As a result of the limitation in the previous sentence, none of the shares of common stock that the WAMCO Holders may acquire upon exercise of such warrants are reflected.

Western Asset Management Company, LLC is the investment manager of the WAMCO Holders and may be deemed to have voting and investment power with respect to the shares of common stock owned by the WAMCO Holders. The address for the foregoing persons is c/o 385 E. Colorado Blvd. Pasadena, CA 91101.

(7)

Includes (i) 1,325,029 shares of common stock and warrants to purchase 595,116 shares of common stock held by Cyrus Polaris LLC, a Delaware limited liability company (“Cyrus Polaris”), and (ii) 174,279 shares of common stock and warrants to purchase 60,307 shares of common stock held by Encinal Holdings E Fund, L.P. (“Encinal Holdings”). Each of the warrants is subject to terms that limit their exercise, if, after such exercise, the holder, its affiliates and certain other persons whose ownership would be combined with the holder or its affiliates would, in the aggregate, beneficially own more than 9.9% of the common stock outstanding immediately after exercise. As a result of the limitation in the previous sentence, only 101,393 shares of common stock issuable upon exercise of outstanding warrants held by Cyrus Polaris and Encinal Holdings are reflected.

The securities beneficially owned by Cyrus Polaris are beneficially owned by (1) Cyrus Polaris, as a result of its direct ownership of these securities, (2) Cyrus Capital Partners, L.P., a Delaware limited partnership (“Cyrus Capital Partners”), as the investment manager of Cyrus Polaris, (3) Cyrus Capital Partners GP, L.L.C., a Delaware limited liability company (“Cyrus Capital GP”), as the general partner of Cyrus Capital Partners and (4) Mr. Stephen C. Freidheim, as the Chief Investment Officer of Cyrus Capital Partners and the sole member and manager of Cyrus Capital GP. The securities beneficially owned by Encinal Holdings are beneficially owned by (1) Encinal Holdings, as a result of its direct ownership of these securities, (2) Cyrus Capital Partners, as the investment manager of Encinal Holdings, (3) Cyrus Capital Advisors, L.L.C., a Delaware limited liability company (“Cyrus Advisors”), as the general partner of Encinal Holdings, (4) Cyrus Capital GP, as the general partner of Cyrus Capital Partners and the managing member of Cyrus Advisors, and (5) Mr. Stephen C. Freidheim, as the Chief Investment Officer of Cyrus Capital Partners and the sole member and manager of Cyrus Capital GP. Cyrus Polaris, Encinal Holdings, Cyrus Capital Partners, Cyrus Advisors, Cyrus Capital GP and Mr. Freidheim disclaim beneficial ownership of such securities except to the extent of their pecuniary interests therein, if any. The address of each of the foregoing is 65 East 55th Street, 35th Floor, New York, New York, 10022.

(8)

These entities are managed by Arena Capital Advisors, LLC (“Arena”), who either has voting power with respect to the shares of common stock owned by these entities, or acts as its general partner and investment manager, who has voting power with respect to the shares of common stock owned by these entities. The control persons of Arena are Daniel Elperin and Sanije Perrett. Therefore, by virtue of the relationships described herein, Arena, Daniel Elperin and Sanije Perrett may be deemed to share beneficial ownership of the shares held by these entities. The address of the foregoing persons is 12121 Wilshire Boulevard, Suite 1010, Los Angeles, CA 90025. Includes (i) 1,378,343 shares of common stock held by such entities and (ii) 1,561,393 shares of common stock that such entities may acquire upon exercise of the warrants held by such entities. The applicable warrants are subject to terms that limit exercise, if, after such exercise, the holder and its affiliates and any member of a Section 13(d) group with such holder and its affiliates would beneficially own more than 9.9% of the number of shares of common stock outstanding immediately after exercise. As a result of the limitation in the previous sentence, only 235,649 shares of common stock that such holder may acquire upon exercise of such warrants held by the stockholders are reflected.

(9)

These funds and accounts are managed by direct or indirect subsidiaries of FMR LLC. The shares of common stock listed are beneficially owned, or may be deemed to be beneficially owned, by FMR LLC, certain of its subsidiaries and affiliates, and other companies. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. The address of FMR LLC is 245 Summer Street, Boston, MA 02210. Includes (i) 943,582 shares of common stock held by such funds and accounts and (ii) 268,515 shares of common stock that such funds and accounts may acquire upon exercise of the warrants held by such funds and accounts.

(10)

Includes (i) 155,302 shares of common stock and (ii) 1,715,793 shares of common stock underlying certain warrants that may be acquired upon exercise of certain warrants. The applicable warrants are subject to terms that limit exercise, if, after such exercise, the holder and its affiliates would own more than 9.9% of the number of shares of common stock outstanding immediately after exercise. As a result of the limitation in the previous sentence, only 1,593,075 shares of common stock that may be acquired upon exercise of such warrants are reflected.

Shaolin Capital Management LLC (“Shaolin Capital Management”) serves as investment manager for these entities. David Puritz and Michael Jester are the general partners of Shaolin Capital Management and serve as the sub investment advisor to these entities. They have voting and investment control over the shares held by these entities. Mr. Puritz and Mr. Jester disclaim beneficial ownership of the shares held by these entities, except to the extent of their pecuniary interest therein. The principal business address of each of these entities and Shaolin Capital Management is 230 NW 24 Street, Suite 603, Miami, Florida 33127.

(11)

Includes (i) 118,802 shares of common stock and (ii) 1,312,541 shares of common stock that may be acquired upon exercise of certain warrants. UBS Asset Management (Americas) LLC (“UBS Asset Management”) is the investment manager of these entities and accordingly has voting control and investment discretion over the securities described herein held by these entities. Blake Hiltabrand (“Mr. Hiltabrand”), the Global Head of the O’Connor business unit of UBS Asset Management (Americas) LLC, also has voting control and investment discretion over the securities described herein held by these entities. As a result, each of UBS Asset Management and Mr. Hiltabrand may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of the securities described herein held by these entities. The address of this shareholder is c/o UBS Asset Management Americas LLC, One North Wacker Drive, 31st Floor Chicago, IL 60606.

(12)

The reported amount includes 110,178 shares of common stock and 1,217,259 shares of common stock that can be acquired within 60 days upon exercise of the warrants, each directly held by Rokos Global Macro Master Fund LP, a fund advised by Rokos Capital Management (US) LP (“RCM”) as its investment adviser. Chris Rokos is the ultimate beneficial owner of RCM. The address of RCM is 600 Lexington Avenue, 34th Floor, New York, NY 10022.

Equity Compensation Plan Information

In connection with the Company’s emergence from Chapter 11, all of the Company’s existing equity compensation plans were terminated and all outstanding equity incentive awards issued pursuant to such plans were canceled.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The Board monitors and reviews any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which the Company is to be a participant, the amount involved exceeds $120,000 and a related party had or will have a direct or indirect material interest, including purchases of goods or services by or from the related party or entities in which the related party has a material interest, indebtedness, guarantees of indebtedness and employment by us of such related party. Furthermore, the Company’s directors and executive officers complete an annual questionnaire that requires them to identify and describe any transactions that they or their respective related parties may have with the Company.

Other than the compensation arrangements with our directors and executive officers described elsewhere in this Amendment, set forth below is the description of the indemnification agreements we have entered into with our directors and executive officers.

Indemnification

We enter into indemnification agreements with each of our current directors and executive officers. These agreements provide for the indemnification of our directors and officers for certain expenses and liabilities incurred in connection with any action, suit, proceeding or alternative dispute resolution mechanism, or hearing, inquiry or investigation that may lead to the foregoing, to which they are a party, or are threatened to be made a party, by reason of the fact that they are or were a director, officer, employee, agent or fiduciary of the Company, or any of our subsidiaries, by reason of any action or inaction by them while serving as an officer, director, agent or fiduciary, or by reason of the fact that they were serving at our request as a director, officer, employee, agent or fiduciary of another entity. Under the indemnification agreements, indemnification will only be provided in situations where the indemnified parties acted in good faith and in a manner they reasonably believed to be in or not opposed to our best interest, and, with respect to any criminal action or proceeding, to situations where they had no reasonable cause to believe the conduct was unlawful. In the case of an action or proceeding by or in the right of the Company or any of our subsidiaries, no indemnification will be provided for any claim where a court determines that the indemnified party is prohibited from receiving indemnification.

Registration Rights Agreement

On the Effective Date, the Company entered into the Registration Rights Agreement with the initial holders of our Common Stock. See “Description of Capital Stock—Registration Rights Agreements” for further information on the Registration Rights Agreement.

Independence of the Board of Directors

As required under the NYSE American Company Guide, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the Board. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of NYSE American, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management and its independent registered public accounting firm, the Board has affirmatively determined that Tim Bernlohr, Eugene I. Davis, Andrea Fischer Newman and Radha Tilton are independent directors, in each case within the meaning of the applicable NYSE American listing standards.

As required under the NYSE American rules, our independent directors meet regularly in executive sessions at which only independent directors are present. Eugene Davis presides at all of these executive sessions.

There are no family relationships among any of our directors or executive officers.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Principal Accountant Fees and Services

The following table provides information regarding the fees incurred by Ernst & Young LLP during the years ended December 31, 2024 and 2023. All fees described below were approved by the Audit Committee.

	(in the thousands)
	Year Ended December 31,
	2024	2023
Audit Fees	$3,183	$1,873
Audit-Related Fees	—	—
Tax Fees	693	281
All Other Fees	5	5

Total Fees	$3,881	$2,159

Audit Fees

Audit fees represent fees billed for professional services rendered for the audit of our annual financial statements, including reviews of our quarterly financial statements, as well as audit services provided in connection with certain other regulatory filings including our 2024 and 2023 filings of reports on Form 8-K, consents, and comfort letters.

Audit-Related Fees

There were no audit-related fees of Ernst & Young LLP during 2024 and 2023.

Tax Fees

Tax fees represent fees billed for professional services rendered for the review and advice on U.S. and foreign tax matters.

All Other Fees

All other fees represent an annual license fee for access to Ernst & Young LLP’s web-based accounting research tool during 2024 and 2023.

Pre-Approval Policies and Procedures

The Audit Committee pre-approves all audit and non-audit services provided by its independent registered public accounting firm. This policy is set forth in the charter of the Audit Committee and is available on the Company’s website at http://ir.spirit.com.

The Audit Committee approved all audit and other services provided by Ernst & Young LLP for 2024 and 2023 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the Audit Committee.

The Audit Committee periodically considers whether the non-audit services rendered by Ernst & Young LLP are compatible with maintaining Ernst & Young LLP’s independence.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

3. Exhibits:

The exhibits filed as part of this Annual Report on Form 10-K are listed on the Exhibit Index included immediately preceding the signature page.

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation of Spirit Aviation Holdings, Inc., dated March 12, 2025, filed as Exhibit 3.1 to the Company’s Form 8-K dated March 13, 2025, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spirit Aviation Holdings, Inc., dated March 12, 2025, filed as Exhibit 3.2 to the Company’s Form 8-K dated March 13, 2025, is hereby incorporated by reference.

3.3	Certificate of Designation of Series A Participating Cumulative Preferred Stock, filed as Exhibit 3.1 to the Company’s Form 8-K dated March 30, 2020, is hereby incorporated by reference.

4.1	Pass Through Trust Agreement, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, filed as Exhibit 4.1 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.2	Trust Supplement No. 2015-1A, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.2 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.3	Trust Supplement No. 2015-1B, dated as of August 11, 2015, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.3 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.4	Revolving Credit Agreement (2015-1A), dated as of August 11, 2015, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2015-1A), as Borrower, and Natixis, acting via its New York Branch, as Liquidity Provider, filed as Exhibit 4.4 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.5	Revolving Credit Agreement (2015-1B), dated as of August 11, 2015, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2015-1B), as Borrower, and Natixis, acting via its New York Branch, as Liquidity Provider, filed as Exhibit 4.5 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.6	Intercreditor Agreement (2015-1), dated as of August 11, 2015, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2015-1A and as Trustee of the Spirit Airlines Pass Through Trust 2015-1B, Natixis, acting via its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.6 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.7	Deposit Agreement (Class A), dated as of August 11, 2015, between Wilmington Trust Company, as Escrow Agent, and Natixis, acting via its New York Branch, as Depositary, filed as Exhibit 4.7 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.8	Deposit Agreement (Class B), dated as of August 11, 2015, between Wilmington Trust Company, as Escrow Agent, and Natixis, acting via its New York Branch, as Depositary, filed as Exhibit 4.8 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

4.9	Escrow and Paying Agent Agreement (Class A), dated as of August 11, 2015, among Wilmington Trust Company, as Escrow Agent, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2015-1A, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.9 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.10	Escrow and Paying Agent Agreement (Class B), dated as of August 11, 2015, among Wilmington Trust Company, as Escrow Agent, Citigroup Global Markets Inc., Morgan Stanley & Co. LLC and Credit Suisse Securities (USA) LLC, as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2015-1B, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.10 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.11	Note Purchase Agreement, dated as of August 11, 2015, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent, filed as Exhibit 4.11 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.12	Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement), filed as Exhibit 4.12 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.13	Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement), filed as Exhibit 4.13 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.14	Form of Pass Through Trust Certificate, Series 2015-1A (included in Exhibit A to Exhibit 4.2), filed as Exhibit 4.14 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.15	Form of Pass Through Trust Certificate, Series 2015-1B (included in Exhibit A to Exhibit 4.3), filed as Exhibit 4.15 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.16	Form of Series 2015-1 Equipment Notes (included in Section 2.01 of Exhibit 4.13), filed as Exhibit 4.16 to the Company’s Form 8-K dated August 11, 2015, is hereby incorporated by reference.

4.17	Trust Supplement No. 2017-1AA, dated as of November 28, 2017, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.2 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

4.18	Trust Supplement No. 2017-1A, dated as of November 28, 2017, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.3 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.19	Trust Supplement No. 2017-1B, dated as of November 28, 2017, between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015, filed as Exhibit 4.4 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.20	Revolving Credit Agreement (2017-1AA), dated as of November 28, 2017, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2017-1AA), as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider, filed as Exhibit 4.5 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.21	Revolving Credit Agreement (2017-1A), dated as of November 28, 2017, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2017-1A), as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider, filed as Exhibit 4.6 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.22	Revolving Credit Agreement (2017-1B), dated as of November 28, 2017, between Wilmington Trust, National Association, as Subordination Agent (as agent and trustee for the trustee of Spirit Airlines Pass Through Trust 2017-1B), as Borrower, and Commonwealth Bank of Australia, New York Branch, as Liquidity Provider, filed as Exhibit 4.7 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.23	Intercreditor Agreement (2017-1), dated as of November 28, 2017, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2017-1AA, as Trustee of the Spirit Airlines Pass Through Trust 2017-1A and as Trustee of the Spirit Airlines Pass Through Trust 2017-1B, Commonwealth Bank of Australia, New York Branch, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.8 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.24	Deposit Agreement (Class AA), dated as of November 28, 2017, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary, filed as Exhibit 4.9 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.25	Deposit Agreement (Class A), dated as of November 28, 2017, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary, filed as Exhibit 4.10 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.26	Deposit Agreement (Class B), dated as of November 28, 2017, between Wilmington Trust Company, as Escrow Agent, and Citibank, N.A., as Depositary, filed as Exhibit 4.11 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

4.27	Escrow and Paying Agent Agreement (Class AA), dated as of November 28, 2017, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1AA, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.12 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.28	Escrow and Paying Agent Agreement (Class A), dated as of November 28, 2017, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1A, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.13 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.29	Escrow and Paying Agent Agreement (Class B), dated as of November 28, 2017, among Wilmington Trust Company, as Escrow Agent, Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Goldman Sachs & Co. LLC and Barclays Capital Inc., as Underwriters, Wilmington Trust, National Association, not in its individual capacity, but solely as Pass Through Trustee for and on behalf of Spirit Airlines Pass Through Trust 2017-1B, and Wilmington Trust, National Association, as Paying Agent, filed as Exhibit 4.14 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.30	Note Purchase Agreement, dated as of November 28, 2017, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent, filed as Exhibit 4.15 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.31	Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement), filed as Exhibit 4.16 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.32	Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement), filed as Exhibit 4.17 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.33	Form of Pass Through Trust Certificate, Series 2017-1AA (included in Exhibit A to Exhibit 4.2), filed as Exhibit 4.18 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.34	Form of Pass Through Trust Certificate, Series 2017-1A (included in Exhibit A to Exhibit 4.3), filed as Exhibit 4.19 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

4.35	Form of Pass Through Trust Certificate, Series 2017-1B (included in Exhibit A to Exhibit 4.4), filed as Exhibit 4.20 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.36	Form of Series 2017-1 Equipment Notes (included in Section 2.01 of Exhibit 4.17), filed as Exhibit 4.21 to the Company’s Form 8-K dated November 28, 2017, is hereby incorporated by reference.

4.37	Amended and Restated Intercreditor Agreement (2015-1), dated May 10, 2018, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2015-1A, as Trustee of the Spirit Airlines Pass Through Trust 2015-1B and as Trustee of the Spirit Airlines Pass Through Trust 2015-C, Natixis, acting via its New York Branch, as Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.1 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.38	Form of 2015-1 First Amendment to Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein), filed as Exhibit 4.3 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.39	Form of 2015-1 First Amendment to Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee), filed as Exhibit 4.4 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.40	Amended and Restated Intercreditor Agreement (2017-1), dated May 10, 2018, among Wilmington Trust, National Association, as Trustee of the Spirit Airlines Pass Through Trust 2017-1AA, as Trustee of the Spirit Airlines Pass Through Trust 2017-1A, as Trustee of the Spirit Airlines Pass Through Trust 2017-1B and as Trustee of the Spirit Airlines Pass Through Trust 2017-1C, Commonwealth Bank of Australia, New York Branch, as Class AA Liquidity Provider, Class A Liquidity Provider and Class B Liquidity Provider, and Wilmington Trust, National Association, as Subordination Agent, filed as Exhibit 4.5 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.41	Amended and Restated Note Purchase Agreement, dated as of May 10, 2018, among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust Company, as Escrow Agent, and Wilmington Trust National Association, as Paying Agent, filed as Exhibit 4.7 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.42	Form of Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein) (Exhibit B to Note Purchase Agreement), filed as Exhibit 4.8 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

4.43	Form of Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee) (Exhibit C to Note Purchase Agreement), filed as Exhibit 4.9 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.44	Form of 2017-1 First Amendment to Participation Agreement (Participation Agreement among Spirit Airlines, Inc., Wilmington Trust, National Association, as Pass Through Trustee under each of the Pass Through Trust Agreements, Wilmington Trust, National Association, as Subordination Agent, Wilmington Trust, National Association, as Loan Trustee, and Wilmington Trust, National Association, in its individual capacity as set forth therein), filed as Exhibit 4.12 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference

4.45	Form of 2017-1 First Amendment to Indenture and Security Agreement (Indenture and Security Agreement between Spirit Airlines, Inc. and Wilmington Trust, National Association, as Loan Trustee), filed as Exhibit 4.13 to the Company’s Form 10-Q dated July 26, 2018, is hereby incorporated by reference.

4.46	Tranche 1 Warrant Agreement between Spirit Aviation Holdings, Inc. and Equiniti Trust Company, LLC, filed as Exhibit 4.4 to the Company’s Form 8-K dated March 13, 2025, is hereby incorporated by reference

4.47	Tranche 2 Warrant Agreement between Spirit Aviation Holdings, Inc. and Equiniti Trust Company, LLC, filed as Exhibit 4.5 to the Company’s Form 8-K dated March 13, 2025, is hereby incorporated by reference.

4.48	Exit Notes Indenture, dated as of March 12, 2025, by and among Spirit IP Cayman Ltd. and Spirit Loyalty Cayman Ltd., as issuers, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, as trustee and collateral agent, filed as Exhibit 4.1 to the Company’s Form 8-K dated March 13, 2025, is hereby incorporated by reference.

4.59	Form of PIK Toggle Senior Secured Notes due 2030, filed as Exhibit 4.1 to the Company’s Form 8-K dated March 13, 2025, is hereby incorporated by reference.

4.50	First Supplemental Indenture, dated as of March 12, 2025, by and among Spirit IP Cayman Ltd. and Spirit Loyalty Cayman Ltd., as issuers, Spirit Aviation Holdings, Inc., as HoldCo Guarantor, and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.3 to the Company’s Form 8-K dated March 13, 2025, is hereby incorporated by reference.

10.1+	General Release, dated January 14, 2014, between Spirit Airlines, Inc. and Ben Baldanza, filed as Exhibit 10.1 to the Company’s Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.2+	Offer Letter, dated September 7, 2013, between Spirit Airlines, Inc. and John Bendoraitis, filed as Exhibit 10.3 to the Company’s Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.3	Tax Receivable Agreement, dated as of June 1, 2011,between Spirit Airlines, Inc., Indigo Pacific Partners LLC, and OCM FIE, LLC, filed as Exhibit 10.12 to the Company’s Form S-1 Registration Statement (No. 333-178336), is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.4	Airline-Airport Lease and Use Agreement, dated as of August 17, 1999, between Broward County and Spirit Airlines, Inc., as supplemented by Addendum dated August 17, 1999, filed as Exhibit 10.14 to the Company’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.5+	Spirit Airlines, Inc. Executive Severance Plan, filed as Exhibit 10.16 to the Company’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.6+	Offer Letter, dated September 10, 2007, between Spirit Airlines, Inc. and Thomas Canfield, filed as Exhibit 10.22 to the Company’s Amendment No. 3 to Form S-1 Registration Statement (No. 333-169474), is hereby incorporated by reference.

10.7+	Letter Agreement, dated January 16, 2012, by and between Spirit Airlines, Inc. and Jim Lynde, filed as Exhibit 10.27 to the Company’s Form 10-K dated February 20, 2014, is hereby incorporated by reference.

10.8+	Separation and Transition Agreement with Tony Lefebvre, dated April 29, 2013, filed as Exhibit 10.4 to the Company’s Form 10-Q dated July 26, 2013, is hereby incorporated by reference.

10.9	Framework Agreement, dated as of October 1, 2014, by and between Spirit Airlines, Inc., BNP Paribas, New York Branch, Landesbank Hessen-Thuringen Girozentrale, Natixis, New York Branch, KfW IPEX-Bank GmbH, Investec Bank PLC and Wilmington Trust Company, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 28, 2014, is hereby incorporated by reference.

10.10+	B. Ben Baldanza Separation Agreement, filed as Exhibit 10.36 to the Company’s Form 10-K dated February 17, 2016, is hereby incorporated by reference.

10.11	Spirit Airlines, Inc. 2017 Executive Severance Plan, filed as Exhibit 10.1 to the Company’s Form 8-K dated August 22, 2017, is hereby incorporated by reference.

10.12	Form of Severance and Release Agreement, filed as Exhibit 10.42 to the Company’s Form 10-K dated February 13, 2018, is hereby incorporated by reference.

10.13†	Amendment No. 26 to Navitaire Hosted Services Agreement, effective as of February 1, 2018, by and between Navitaire LLC and Spirit Airlines, Inc., filed as Exhibit 10.3 to the Company’s Form 10-Q/A dated June 12, 2018, is hereby incorporated by reference.

10.14+	Rocky B. Wiggins Offer Letter, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

10.15+	Scott M. Haralson Offer Letter, filed as Exhibit 10.2 to the Company’s Form 10-Q dated October 24, 2018, is hereby incorporated by reference.

10.16+	Robert L. Fornaro Employment Agreement Amendment , filed as Exhibit 10.2 to the Company’s Form 10-K dated February 13, 2019, is hereby incorporate by reference.

10.17	Payroll Support Program Agreement, dated April 20, 2020, between the Company and the United States Department of the Treasury, filed as Exhibit 10.2 to the Company’s Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.18	Promissory Note, dated April 20, 2020, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.3 to the Company’s Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.19+	Matt Klein Offer Letter, filed as Exhibit 10.4 to the Company’s Form 10-Q dated May 6, 2020, is hereby incorporated by reference.

10.20	Payroll Support Program Agreement, dated January 15, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 10.53 to the Company’s Form 10-K dated February 10, 2021, is hereby incorporated by reference.

10.21	Promissory Note, dated January 12, 2021, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.54 to the Company’s Form 10-K dated February 10, 2021, is hereby incorporated by reference.

10.22	Payroll Support Program Agreement, dated April 29, 2021, between the Company and the United States Department of the Treasury, filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 28, 2021, is hereby incorporated by reference.

10.23	Promissory Note, dated April 29, 2021, issued by the Company in the name of the United States Department of the Treasury, filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 28, 2021, is hereby incorporated by reference.

10.24+	Melinda Grindle Offer Letter, filed as Exhibit 10.58 to the Company’s Form 10-K dated February 8, 2022, is hereby incorporated by reference.

10.25	Termination Agreement, dated July 27, 2022, by and among Frontier Group Holdings, Inc., Top Gun Acquisition Corp. and Spirit Airlines, Inc., filed as Exhibit 10.1 to the Company’s Form 8-K dated July 28, 2022, is hereby incorporated by reference.

10.26†	Aircraft Sale and Purchase Agreement, dated January 13, 2023, by and between Spirit Airlines, Inc. and Gryphon Trading Company, LLC, filed as exhibit 10.61 to the Company’s Form 10-K dated February 6, 2023, is hereby incorporated by reference.

10.27†	Airbus A320 NEO Family Purchase Agreement, dated as of December 20, 2019, between Airbus S.A.S. and Spirit Airlines, Inc., as amended by Amendment No. 1, dated as of June 24, 2020, together with the amended and restated Letter Agreement No. 8, dated as of December 20, 2019, filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 22, 2020. Amendment No. 6 dated as of July 31, 2023, together with the Second Amended and Restated Letter Agreement No. 4, dated as of July 31, 2023, filed as Exhibit 10.1 to the Company’s Form 10-Q dated October 26, 2023, Amendment No. 7, dated as of April 3, 2024, together with the Third Amended and Restated Letter Agreement No. 4, dated as of April 3, 2024, filed as Exhibit 10.1 to the Company’s Form 10-Q dated July 31, 2024, Amendment No. 8, dated as of July 30, 2024, together with the Second Amended and Restated Letter Agreement No. 8, dated July 30, 2024, and Letter Agreement No. 10, dated as of July 30, 2024, filed as Exhibit 10.4 to the Company’s Form 10-Q dated November 25, 2024, and Amendment No. 2 to the A320 NEO Family Purchase Agreement Letter Agreement, dated as of July 30, 2024, filed as Exhibit 10.5 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.28†	Amended and Restated V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as exhibit 10.45 to the Company’s Form 10-K dated February 9, 2024, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.29†	Amended and Restated Fleet Hour Agreement, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as exhibit 10.46 to the Company’s Form 10-K dated February 9, 2024, is hereby incorporatedby reference.

10.30†	V2500 General Terms of Sale, dated as of October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013 and Side Letter No. 2 dated as of October 1, 2013, filed as exhibit 10.47 to the Company’s Form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.31†	Fleet Hour Agreement, dated of as October 1, 2013, by and between Spirit Airlines, Inc. and IAE International Aero Engines AG, as supplemented by Side Letter No. 1 dated as of October 1, 2013, filed as exhibit 10.48 to the Company’s Form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.32†	PurePower PW1100G Engine Purchase Support Agreement, dated as of October 1, 2013, by and between the Company and United Technologies Corporation, acting through its Pratt & Whitney Division, filed as exhibit 10.49 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.33†	Hosted Services Agreement, dated as of February 28, 2007, between Spirit Airlines, Inc. and Navitaire Inc., as amended by Amendment No. 1 dated as of October 23, 2007, Amendment No. 2 dated as of May 15, 2008, Amendment No. 3 dated as of November 21, 2008, Amendment No. 4 dated as of August 17, 2009 and Amendment No. 5 dated November 4, 2009, filed as exhibit 10.50 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.34†	Signatory Agreement, dated as of May 21, 2009, between Spirit Airlines, Inc. and U.S. Bank National Association, as amended by First Amendment dated January 18, 2010, filed as exhibit 10.51 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.35†	Terms and Conditions for Worldwide Acceptance of the American Express Card by Airlines, dated September 4, 1998, between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc., as amended January 1, 2003 and August 28, 2003, filed as exhibit 10.52 to the Company’s form 10-K dated February 9, 2024, is hereby incorporatedby reference.

10.36†	Lease, dated as of June 17, 1999, between Sunbeam Development Corporation and Spirit Airlines, Inc., as amended by Lease Modification and Contraction Agreement dated as of May 7, 2009, filed as exhibit 10.53 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.37†	Lease Modification and Extension Agreement, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc filed as exhibit 10.54 to the Company’s form 10-K dated February 9, 2024, is herebyincorporated by reference.

10.38†	Lease, dated as of September 26th, 2013, between Sunbeam Development Corporation and Spirit Airlines, Inc, filed as exhibit 10.55 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.39†	Airbus A320 Family Purchase Agreement, dated as of May 5, 2004, between AVSA, S.A.R.L. and Spirit Airlines, Inc.; as amended by Amendment No. 1 dated as of December 21, 2004; Amendment No. 2 dated as of April 15, 2005; Amendment No. 3 dated as of June 30, 2005; Amendment No. 4 dated as of October 27, 2006 (as amended by Letter Agreement No. 1, dated as of October 27, 2006, to Amendment No. 4 and Letter Agreement No. 2, dated as of October 27, 2006, to Amendment No. 4); Amendment No. 5 dated as of March 5, 2007; Amendment No. 6 dated as of March 27, 2007; Amendment No. 7 dated as of June 26, 2007 (as amended by Letter Agreement No. 1, dated as of June 26, 2007, to Amendment No. 7); Amendment No. 8 dated as of February 4, 2008; Amendment No. 9 dated as of June 24, 2008 (as amended by Letter Agreement No. 1, dated as of June 24, 2008, to Amendment No. 9); Amendment No. 10 dated July 17, 2009 (as amended by Letter Agreement No. 1, dated as of July 17, 2009, to Amendment No. 10), and as supplemented by Letter Agreement No. 1 dated as of May 5, 2004, Letter Agreement No. 2 dated as of May 5, 2004, Letter Agreement No. 3 dated as of May 5, 2004, Letter Agreement No. 4 dated as of May 5, 2004, Letter Agreement No. 5 dated as of May 5, 2004, Letter Agreement No. 6 dated as of May 5, 2004, Letter Agreement No. 7 dated as of May 5, 2004, Letter Agreement No. 8 dated as of May 5, 2004, Letter Agreement No. 9 dated as of May 5, 2004, Letter Agreement No. 10 dated as of May 5, 2004 and Letter Agreement No. 11 dated as of May 5, 2004; Amendment No. 11 dated as of December 29, 2011 (as amended by Letter Agreement No. 1 dated as of December 29, 2011, Letter Agreement No. 2 dated as of December 29, 2011, Letter Agreement No. 3 dated as of December 29, 2011, Letter Agreement No. 4 dated as of December 29, 2011, Letter Agreement No. 5 dated as of December 29, 2011, Letter Agreement No. 6 dated as of December 29, 2011, Letter Agreement No. 7 dated as of December 29, 2011 and Letter Agreement No. 8 dated as of December 29, 2011); Amendment No. 12, dated as of June 29, 2012; Amendment No. 13, dated as of January 10, 2013; Amendment No. 14, dated as of June 20, 2013; Amendment No. 15 dated as of November 21, 2013; Amendment No. 16 dated as of December 17, 2013; Amendment No. 17 dated as of March 11, 2014; Amendment No. 18 dated as of July 31, 2014; Amendment No. 19 dated as of August 21, 2015; Amendment No. 20 dated as of April 27, 2016; and Amendment No. 26 dated as of June 24, 2020, filed as Exhibit 10.2 to the Company’s Form 10-Q dated July 22, 2020, which is hereby incorporated by reference.

10.40†	Addendum and Amendment to the Agreement Governing Acceptance of the American Express Card by Airlines, dated as of June 24, 2011, by and between Spirit Airlines, Inc. and American Express Travel Related Services Company, Inc, filed as exhibit 10.57 to the Company’s form 10-K dated February 9, 2024, is hereby incorporated by reference.

10.41†	Second Amendment to Signatory Agreement, effective as of September 6, 2011, by and between the Company and U.S. Bank, National Association, filed as exhibit 10.58 to the Company’s form 10-K dated February 9, 2024 is hereby incorporated by reference.

10.42	Termination Agreement, dated March 1, 2024, by and among JetBlue Airways Corporation, Sundown Acquisition Corp. and Spirit Airlines, Inc, filed as Exhibit 10.1 to the Company’s Form 8-K dated March 4, 2024, is hereby incorporated by reference.

10.43†	PW1100 AOG Special Support Letter Agreement, dated March 26, 2024, by and between International Aero Engines, LLC and Spirit Airlines, Inc., filed as Exhibit 10.6 to the Company’s Form 10-Q dated May 3, 2024, is hereby incorporated by reference.

10.44+	Offer Letter, dated July 1, 2024, between Spirit Airlines, Inc. and Frederick S. Cromer, filed as Exhibit 10.1 to the Company’s Form 8-K dated July 1, 2024, is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

10.45	Letter Agreement (2024-1), dated as of July 2, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association, filed as Exhibit 10.3 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.46	Letter Agreement (2024-2), dated as of September 9, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association filed as Exhibit 10.6 to the Company’s Form 10-Q dated November 25, 2024, is hereby incorporated by reference.

10.47	Letter Agreement (2024-3), dated as of October 11, 2024, by and between Spirit Airlines, Inc. and U.S. Bank National Association filed as Exhibit 10.69 to the Company’s Form 10-K dated March 3, 2025 is hereby incorporated by reference.

10.48†	Term Sheet, dated as of October 18, 2024, by and between Spirit Airlines, Inc. and GA Telesis, LLC filed as Exhibit 10.70 to the Company’s Form 10-K dated March 3, 2025 is hereby incorporated by reference.

10.49†	Aircraft Sale and Purchase Agreement (Spirit-GAT 2024), dated as of October 29, 2024, by and between Spirit Airlines, Inc. and GA Telesis, LLC filed as Exhibit 10.71 to the Company’s Form 10-K dated March 3, 2025 is hereby incorporated by reference.

10.50	Restructuring Support Agreement, dated as of November 18, 2024, by and among Spirit Airlines, Inc., certain of its subsidiaries and the Consenting Stakeholders (as defined therein), filed as Exhibit 10.1 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.51	Backstop Commitment Agreement, dated as of November 18, 2024, by and among Spirit Airlines, Inc., certain of its subsidiaries and the Backstop Commitment Parties (as defined therein), filed as Exhibit 10.2 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.52	Debtor-in-Possession Term Sheet, filed as Exhibit 10.3 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

10.53	Form of Retention Agreement, dated as of November 12, 2024, by and among Spirit Airlines and a named executive officer of the Company, filed as Exhibit 10.4 to the Company’s Form 8-K filed November 18, 2024, is hereby incorporated by reference.

19.1	Insider Trading Compliance Program of Spirit Airlines, Inc. filed as Exhibit 19.1 to the Company’s Form 10-K dated March 3, 2025 is hereby incorporated by reference.

21.1	Subsidiaries of the Registrant filed as Exhibit 21.1 to the Company’s Form 10-K dated March 3, 2025 is hereby incorporated by reference.

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm filed as Exhibit 23.1 to the Company’s Form 10-K dated March 3, 2025 is hereby incorporated by reference.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 31.1 to the Company’s Form 10-K dated March 3, 2025 is hereby incorporated by reference.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 31.2 to the Company’s Form 10-K dated March 3, 2025 is hereby incorporated by reference.

Exhibit No.	Description of Exhibit

31.3	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 filed as Exhibit 32.1 to the Company’s Form 10-K dated March 3, 2025 is hereby incorporated by reference.

97.1	Spirit Aviation Holdings, Inc. Dodd-Frank Clawback Policy.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

†	Certain provisions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
+	Indicates a management contract or compensatory plan or arrangement.
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

SPIRIT AVIATION HOLDINGS, INC.
Date: April 30, 2025	By:	/s/ Frederick S. Cromer
Frederick S. Cromer
Executive Vice President and Chief Financial Officer