Form 10-Q
period 2025-03-31
Spirit Aviation Holdings, Inc.
filed 2025-05-30
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-35186
_______________________________________________________________________
SPIRIT AVIATION HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________________________

Delaware			33-3711797
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

1731 Radiant Drive	Dania Beach	Florida	33004
(Address of principal executive offices)			(Zip Code)

(954) 447-7920
(Registrant’s telephone number, including area code)
____________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act: None
Title of each class	Name of exchange on which registered	Trading Symbol
Common Stock, $0.0001 par value	NYSE American	FLYY

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.   Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on May 28, 2025:

Class	Number of Shares
Common Stock, $0.0001 par value	24,575,014
1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Aviation Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Successor	Predecessor
	Period from March 13, 2025 through March 31, 2025	Period from January 1, 2025 through March 12, 2025	Three Months Ended March 31, 2024
Operating revenues:
Passenger	$252,959	$740,610	$1,239,310
Other	4,086	14,744	26,227
Total operating revenues	257,045	755,354	1,265,537

Operating expenses:
Salaries, wages and benefits	76,212	308,585	431,483
Aircraft fuel	60,797	219,922	406,351
Aircraft rent	30,884	120,183	115,206
Landing fees and other rents	20,944	87,001	106,718
Depreciation and amortization	11,597	54,853	81,346
Maintenance, materials and repairs	11,209	47,498	54,915
Distribution	10,432	39,461	45,176
Special charges (credits)	(4)	—	36,258
Loss (gain) on disposal of assets	(19)	11,655	(3,029)
Other operating	36,950	153,395	198,450
Total operating expenses	259,002	1,042,553	1,472,874

Operating income (loss)	(1,957)	(287,199)	(207,337)

Other (income) expense:
Interest expense	9,777	47,682	54,809
Loss (gain) on extinguishment of debt	—	(87)	(14,996)
Capitalized interest	(118)	(956)	(10,003)
Interest income	(2,003)	(8,873)	(13,590)
Other (income) expense	50	902	(66,490)
Special charges, non-operating	1,376	5,511	—
Reorganization (gain) expense	—	(421,464)	—
Total other (income) expense	9,082	(377,285)	(50,270)

Income (loss) before income taxes	(11,039)	90,086	(157,067)
Provision (benefit) for income taxes	(103)	17,870	(14,432)

Net income (loss)	$(10,936)	$72,216	$(142,635)
Basic earnings (loss) per share	$(0.56)	$0.66	$(1.30)
Diluted earnings (loss) per share	$(0.56)	$0.66	$(1.30)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Successor	Predecessor
	Period from March 13, 2025 through March 31, 2025	Period from January 1, 2025 through March 12, 2025	Three Months Ended March 31, 2024
Net income (loss)	$(10,936)	$72,216	$(142,635)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $—, $— and $(21)	(19)	(201)	(111)
Interest rate derivative loss reclassified into earnings, net of taxes of $— $— and $6	(2)	34	13
Other comprehensive income (loss)	$(21)	$(167)	$(98)
Comprehensive income (loss)	$(10,957)	$72,049	$(142,733)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	Successor	Predecessor
	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$487,535	$902,057
Restricted cash	270,522	168,390
Short-term investment securities	119,575	118,334
Accounts receivable, net	211,932	178,955
Prepaid expenses and other current assets	242,527	278,366
Assets held for sale	447,558	463,020
Total current assets	1,779,649	2,109,122

Property and equipment:
Flight equipment	1,890,021	2,736,461
Other property and equipment	443,629	783,645
Less accumulated depreciation	(7,685)	(1,027,872)
	2,325,965	2,492,234
Operating lease right-of-use assets	4,425,872	4,583,734
Intangible assets	83,482	550
Pre-delivery deposits on flight equipment	86,319	113,493
Deferred heavy maintenance, net	132,889	241,094
Other long-term assets	75,942	54,951
Total assets	$8,910,118	$9,595,178

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$101,213	$32,385
Air traffic liability	454,521	436,813
Current maturities of long-term debt, net, and finance leases	191,572	436,532
Current maturities of operating leases	238,685	257,796
Other current liabilities	591,357	605,839
Total current liabilities	1,577,348	1,769,365

Long-term debt, net and finance leases, less current maturities	2,231,335	1,761,215
Operating leases, less current maturities	4,200,013	4,335,106
Deferred income taxes	69,305	51,927
Deferred gains and other long-term liabilities	108,704	122,595
Liabilities subject to compromise	—	1,635,104

Shareholders’ equity (deficit):
Common stock	2	11
Additional paid-in-capital	734,368	1,173,692
Treasury stock, at cost	—	(81,285)
Retained earnings (deficit)	(10,936)	(1,172,740)
Accumulated other comprehensive income (loss)	(21)	188
Total shareholders’ equity (deficit)	723,413	(80,134)
Total liabilities and shareholders’ equity (deficit)	$8,910,118	$9,595,178
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Successor	Predecessor
	Period from March 13, 2025 through March 31, 2025	Period from January 1, 2025 through March 12, 2025	Three Months Ended March 31, 2024
Operating activities:
Net income (loss)	$(10,936)	$72,216	$(142,635)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Losses reclassified from other comprehensive income	(2)	34	19
Share-based compensation	—	1,233	3,080
Allowance for doubtful accounts (recoveries)	—	—	1,051
Amortization of debt issuance costs	233	1,003	3,582
Fair value adjustments	160	—	—
Depreciation and amortization	11,597	54,853	81,346
Accretion of 8.00% senior secured notes	—	—	1,052
Amortization of debt discount	—	—	2,883
Deferred income tax benefit	(103)	17,481	(15,005)
Loss (gain) on disposal of assets	(19)	11,655	(3,029)
Reorganization items	—	(421,464)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(10,251)	(22,726)	(8,052)
Deposits and other assets	4,668	13,597	(49,338)
Deferred heavy maintenance	(10,639)	(26,736)	(21,110)
Accounts payable	54,537	14,240	38,717
Air traffic liability	(64,147)	81,855	91,902
Other liabilities	14,516	(20,165)	(121,489)
Other	(206)	(767)	51
Net cash provided by (used in) operating activities	(10,592)	(223,691)	(136,975)

Investing activities:
Purchase of available-for-sale investment securities	(8,242)	(25,072)	(58,676)
Proceeds from the maturity and sale of available-for-sale investment securities	8,170	24,750	58,350
Proceeds from sale of property and equipment	—	—	138,771
Pre-delivery deposit and other payments on flight equipment	(706)	(1,411)	(1,836)
Pre-delivery deposit refunds on flight equipment	—	26,434	32,239
Capitalized interest	(51)	(1,331)	(5,726)
Assets under construction for others	829	2,875	34
Purchase of property and equipment	(4,154)	(7,204)	(64,338)
Net cash provided by (used in) investing activities	(4,154)	19,041	98,818
Financing activities:
Proceeds from issuance of long-term debt	215,000	—	123,500
Proceeds from issuance of common stock and warrants	—	350,000	—
Payments on debt obligations	(6,275)	(634,506)	(46,818)
Payments for the early extinguishment of debt	—	—	(124,007)
Payments on finance lease obligations	(18)	(37)	(86)
Reimbursement for assets under construction for others	(1,129)	(2,573)	(34)
Repurchase of common stock	—	—	(636)
Debt and equity financing costs	—	(13,456)	—
Net cash provided by (used in) financing activities	207,578	(300,572)	(48,081)
Net increase (decrease) in cash, cash equivalents, and restricted cash	192,832	(505,222)	(86,238)
Cash, cash equivalents, and restricted cash at beginning of period (1)	565,225	1,070,447	984,611
Cash, cash equivalents, and restricted cash at end of period (1)	$758,057	$565,225	$898,373

Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$4,854	$64,790	$39,897
Income taxes paid (received), net	$116	$152	$7
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$48,619	$96,575	$121,024
Financing cash flows for finance leases	$1	$5	$8
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$—	$—	$274
Capital expenditures funded by operating lease borrowings	$—	$98,385	$361,892
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in the Company's condensed consolidated statement of cash flows.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Three Months Ended March 31, 2024
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023 (Predecessor)	$11	$1,158,278	$(80,635)	$56,755	$(67)	$1,134,342
Derivative liability	—	8,204	—	—	—	8,204
Share-based compensation	—	3,080	—	—	—	3,080
Repurchase of common stock	—	—	(636)	—	—	(636)
Changes in comprehensive income (loss)	—	—	—	—	(98)	(98)
Net income (loss)	—	—	—	(142,635)	—	(142,635)
Balance at March 31, 2024 (Predecessor)	$11	$1,169,562	$(81,271)	$(85,880)	$(165)	$1,002,257

	Three Months Ended March 31, 2025
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024 (Predecessor)	$11	$1,173,692	$(81,285)	$(1,172,740)	$188	$(80,134)
Share-based compensation	—	1,233	—	—	—	1,233
Changes in comprehensive income (loss)	—	—	—	—	(61)	(61)
Net income (loss)	—	—	—	72,216	—	72,216
Cancellation of Predecessor Equity	(11)	(1,174,925)	81,285	1,100,524	(127)	6,746
Issuance of Warrants	—	441,745	—	—	—	441,745
Issuance of Successor common stock	2	292,623	—	—	—	292,625
Balance at March 12, 2025 (Predecessor)	$2	$734,368	$—	$—	$—	$734,370

Balance at March 13, 2025 (Successor)	$2	$734,368	$—	$—	$—	$734,370
Changes in comprehensive income (loss)	—	—	—	—	(21)	(21)
Net income (loss)	—	—	—	(10,936)	—	(10,936)
Balance at March 31, 2025 (Successor)	$2	$734,368	$—	$(10,936)	$(21)	$723,413
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Spirit Aviation Holdings, Inc. (“Spirit”) and its consolidated subsidiaries. The term "Company" is used to refer to (a) Spirit and its consolidated subsidiaries for periods on or after the Emergence Date (as defined below) and (b) Spirit Airlines, Inc. ("Former Spirit") and its consolidated subsidiaries for periods prior to the Emergence Date.

These unaudited condensed consolidated financial statements reflect all normal recurring adjustments that management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the respective periods presented. Certain information and footnote disclosures normally included in the audited annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission for Form 10-Q. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements of the Company and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 3, 2025.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. In addition, the classifications of certain prior year amounts have been adjusted in our Condensed Consolidated Financial Statements and these Notes to conform to current year classifications.

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

On November 18, 2024, (the “Petition Date”), Former Spirit commenced a voluntary case (the “Chapter 11 Case”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and, on November 25, 2024, certain of Former Spirit's subsidiaries (together with Former Spirit, the “Company Parties”) also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Case (collectively, the “Chapter 11 Cases”). On February 20, 2025, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and Its Debtor Affiliates (the “Plan”). On March 12, 2025 (the “Emergence Date” or "Effective Date"), the Company Parties emerged from the Chapter 11 Cases in accordance with the Plan. Refer to Note 3, Emergence from Voluntary Reorganization under Chapter 11, for additional information.

Between the Petition Date and the Emergence Date, the Company Parties operated as debtors-in-possession under the supervision of the Bankruptcy Court. The effect of the Company’s emergence from bankruptcy has been applied to the financial statements as of close of business on March 12, 2025. As used herein, the following terms refer to the Company and its operations:

"Predecessor"	The Company, prior to the Emergence Date
"Current Predecessor Period"	The Company's operations, January 1, 2025 – March 12, 2025
"Prior Predecessor Quarter"	The Company's operations, January 1, 2024 - March 31, 2024
"Successor"	The Company, after the Emergence Date
"Successor Period"	The Company's operations, March 13, 2025 - March 31, 2025

In accordance with ASC 852, with the application of fresh start accounting to the Successor Period, the Company allocated its reorganization value to its individual assets and liabilities based on their estimated fair value in conformity with FASB ASC Topic 820 - Fair Value Measurements and FASB ASC Topic 805 - Business Combinations. Accordingly, the Successor Period's condensed consolidated financial statements after March 12, 2025 are not comparable with the Predecessor's condensed consolidated financial statements as of or prior to that date. The Effective Date fair values of certain of the Successor’s assets and liabilities differ from their recorded values as reflected on the historical balance sheet of the Predecessor.
Refer to Note 3, Emergence from Voluntary Reorganization under Chapter 11 and Note 4, Fresh Start Accounting, for additional information.

All estimates, assumptions, valuations and financial projections related to fresh start accounting, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company's control. Accordingly, no assurances can be provided that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially. For information about the use of estimates relating to fresh start accounting, refer to Note 4, Fresh Start Accounting.

During the Current Predecessor Period, the Predecessor applied ASC 852 in preparing the unaudited financial statements, which requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, pre-petition liabilities that could have been impacted by the Chapter 11 Cases were classified as liabilities subject to compromise. Additionally, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to the Chapter 11 Cases, including fresh start valuation adjustments and gains on liabilities subject to compromise were recorded as reorganization items, net in the condensed consolidated statements of operations in the Current Predecessor Period.

Due to the lack of comparability with historical financials, the Company’s unaudited financial statements and related footnotes are presented with a “black line” that separates the Predecessor and Successor periods to emphasize the lack of comparability between amounts presented as of and after March 12, 2025 (the “Fresh Start Reporting Date”) and amounts presented for all prior periods. The Successor’s financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material. Refer to Note 4, Fresh Start Accounting, for additional information.

The Company evaluates events that occur after the balance sheet date, but before the financial statements are issued for potential recognition or disclosure.

Going Concern

On March 12, 2025, the Company emerged from the Chapter 11 Cases in accordance with the Plan. As part of the reorganization, the Company successfully restructured certain of its debt obligations, established new financing arrangements, and issued new equity securities consisting of new common stock and new warrants. However, the Company has continued to be adversely affected by a challenging pricing environment and continues to face challenges and uncertainties in its business operations. The Company expects these trends to continue for at least the remainder of 2025.

The Company has assessed the impact of the current airline industry pricing environment on its liquidity requirements over the next 12 months. Based on such evaluation, the Company has concluded that it is probable the Company will have sufficient liquidity to meet its future cash needs with cash and cash equivalents, cash flows from operations, and management’s current plans, including the implementation of network and product enhancements, including to its Go Comfy travel option, the execution of planned sale leaseback transactions related to certain of its owned spare engines, and the renegotiation of terms with its credit card processor and/or other parties to facilitate payment processing. The Company can give no assurances that its current plans will be successful or that it will be able to secure additional sources of funds to support its operations, or, if such funds are available to the Company, that such additional funds will be on the terms that are acceptable to the Company or sufficient to meet its liquidity needs.
The Company's condensed consolidated financial statements have been prepared assuming that it will continue to operate as a going concern and in accordance with ASC 852, which contemplates the continuity of operations, realization of assets and liquidation of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

2. Recent Accounting Developments

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. This standard is effective for the Company for the annual period beginning after December 15, 2025, with early adoption permitted. These amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the potential impact and related disclosure of adopting this new guidance within its Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent annual reports.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). Subsequently, the FASB released ASU NO. 2025-01, which revises the effective date. This standard requires disclosure of specific information about costs and expenses and is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new standard.

3. Emergence from Voluntary Reorganization under Chapter 11

On the Petition Date, Former Spirit commenced the Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court, and, on November 25, 2024, certain of Former Spirit's subsidiaries also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Cases. On February 20, 2025, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Emergence Date, the Company Parties emerged from the Chapter 11 Cases in accordance with the Plan. From the Petition Date to the Emergence Date, the Company Parties operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Plan of Reorganization

On the Emergence Date, all conditions precedent to the effectiveness of the Plan were either satisfied or waived, and the Company Parties emerged from the Chapter 11 Cases. In accordance with the Plan and effective as of the Emergence Date:

•Cancellation of Senior Secured Notes and Convertible Notes. The then-outstanding Senior Secured Notes (Class 4 Claims) and Convertible Notes (Class 5 Claims) were canceled and terminated. Refer to Note 15, Debt and Other Obligations, for additional information.

•Exit Secured Notes. Certain subsidiaries of Spirit issued $840.0 million of senior secured notes due 2030 (the “Exit Secured Notes”), at an interest rate of (x) 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or, (y) if elected by the Company in advance of each quarterly interest period, at 11.00% per annum payable in cash, to certain creditors in the Chapter 11 Cases. Refer to Note 15, Debt and Other Obligations, for additional information.

•Exit Revolving Credit Facility. Spirit and certain of its subsidiaries entered into Amended and Restated Credit and Guaranty Agreement with the lenders of the revolving credit facility due in 2026 (“Exit RCF” or "Exit Revolving Credit Facility") that provides revolving credit loans and letters of credit in an aggregated amount equal to $275.0 million and an uncommitted incremental revolving credit facility up to $25.0 million. The commitment of $275.0 million will be reduced to $250.0 million on September 30, 2026. Concurrently, Former Spirit paid the then-outstanding Revolving Credit Facility of $300.0 million (Class 3 Claims) in full. Refer to Note 15, Debt and Other Obligations, for additional information.

•Termination of the Debtor-in-Possession Financing. The $300.0 million senior secured superpriority debtor-in-possession facility (the “DIP Facility”) that the Company Parties previously entered into was fully repaid and subsequently terminated. Refer to Note 15, Debt and Other Obligations, for additional information.

•Common Stock and Warrants. Spirit issued 16,067,305 shares of a single class of common stock (the “Common Stock”) and 24,255,256 warrants to purchase shares of Common Stock (the “Warrants”) to certain creditors in the Chapter 11 Cases, as further described in Note 8, Equity, and certain adjustments set forth in the Plan.

•Cancellation of Prior Equity Securities. All common stock, unvested equity awards, any outstanding PSP loan warrants and all other equity interests in Former Spirit that were outstanding immediately prior to the Emergence Date were terminated and canceled. Refer to Note 8, Equity, for additional information.

•Settlement of Claims and Fees. General Administrative Claims, Professional Fee Claims, and fees payable to U.S. Trustee were or will be paid in full.

•Unimpaired Claims. Other Secured Claims and Other Priority Claims were paid or will be paid in full in the ordinary course, were reinstated, or otherwise rendered unimpaired. General Unsecured Claims were reinstated or otherwise rendered unimpaired.

•Election of Directors. Spirit appointed new members to its board of directors, and the directors of Former Spirit stepped down.

•Charter and Bylaws. Pursuant to the Plan, Spirit amended and restated its certificate of incorporation (the “Charter”) and bylaws (the “Bylaws”), each of which became effective on the Effective Date.

•Holding Company Reorganization. The Company completed a corporate reorganization (the “Corporate Reorganization”) pursuant to which Spirit became the new parent company, with Former Spirit becoming a wholly owned subsidiary of Spirit and converting from a Delaware corporation to a Delaware limited liability company. Spirit became the successor issuer to Former Spirit for SEC reporting purposes pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The costs of efforts to restructure the Company’s capital, prior to and during the Chapter 11 Cases, along with all other costs incurred in connection with the Chapter 11 Cases, have been material.

Reorganization Items

Any expenses and losses incurred or realized as of or subsequent to the Petition Date through the Emergence Date and as a direct result of the Chapter 11 Cases are recorded within reorganization expense on the Company's condensed consolidated statements of operations. For the Current Predecessor Period, the Company recorded $421.5 million of reorganization gain which consisted of the following items (in millions):

Predecessor
Reorganization (Gain) Expense	Period from 1/1/25 through 3/12/25
Loss on ERO distribution and backstop issuance	$115.8
Retained Professional fees	29.7
Reclass of ERO related expense and Exit RCF financing costs	19.8
Extinguishment of unvested stock compensation awards	7.6
Write off of prior RCF prepaid loan fees	3.0
Miscellaneous fees	0.6
Recognition of Exit Secured Notes and Exit RCF financing costs	(13.9)
Fresh start valuation adjustment	(22.5)
(Gain) on Class 4 settlement	(232.3)
(Gain) on Class 5 settlement	(329.3)
Reorganization (Gain) Expense, net	$(421.5)

Special Charges, Non-Operating

Expenses incurred prior to the Petition date or after the Emergence Date in relation to the Chapter 11 Cases are recorded within special charges, non-operating on the Company's condensed consolidated statements of operations. For the Current Predecessor and Successor Period ended March 31, 2025, the Company recorded $6.9 million of prepetition charges primarily related to professional and other fees. Refer to Note 7, Special Charges (Credits) for additional information.

Fresh Start Accounting

On the Emergence Date, the Company qualified for and adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (ASC 852), which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the implementation of the Plan and the application of fresh start accounting, these unaudited condensed consolidated financial statements after the Emergence Date are not comparable to the financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of its financial condition and results of operations for any period after the Company’s adoption of fresh start accounting. Refer to Note 4, Fresh Start Accounting for additional information.

NYSE American Listing

In connection with the Company's emergence from bankruptcy and consistent with its contractual obligations, the Company applied to list its common stock for listing on the NYSE American stock exchange. Trading began on April 29, 2025, at market open under the symbol FLYY.

4. Fresh Start Accounting

Adoption of Fresh Start Accounting

In connection with the emergence from bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of the then-existing common shares of the Predecessor received less than 50% of the Common Stock shares of the Successor outstanding upon emergence and (2) the reorganization value of the Predecessor’s assets immediately prior to confirmation of the Plan of $8,720 million was less than the total of all post-petition liabilities and allowed claims of $9,819 million.

In accordance with ASC 852, upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to the Company’s assets and liabilities based on their fair values in accordance with FASB ASC Topic No. 805 - Business Combinations (ASC 805) and FASB ASC Topic No. 820 - Fair Value Measurements (ASC 820), with limited exceptions (such as deferred taxes). The amount of deferred income taxes recorded due to the fair value adjustments to assets and liabilities was determined in accordance with FASB ASC Topic No. 740 - Income Taxes.

With the application of fresh start accounting, the Company allocated its reorganization value to its individual assets and liabilities based on their estimated fair value. Accordingly, the condensed consolidated financial statements after March 12, 2025 are not comparable with the consolidated financial statements as of or prior to that date. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor.

Reorganization Value

The reorganization value represents the fair value of the Successor’s total assets before considering certain liabilities and is intended to approximate the amount a willing buyer would pay for the Successor’s assets immediately after restructuring. The Plan confirmed by the Bankruptcy Court estimated a range of enterprise values between $6.1 billion and $6.8 billion.

The following table reconciles the enterprise value to the reorganization value of Successor’s assets that has been allocated to the Company’s individual assets as of the Fresh Start Reporting Date (in millions):

Fresh Start Reporting Date
Enterprise Value	$6,450
Plus: Excess cash and cash equivalents	508
Plus: Non-operating assets	447

Plus: Current and other liabilities (excluding debt)	1,315
Reorganization Value	$8,720

Analyses

Management advisors determined the enterprise and corresponding equity value of the Successor using various valuation methods, including (i) discounted cash flow analysis (“DCF”), (ii) public comparable analysis and (iii) precedent transaction analysis. The use of each approach provides corroboration for the other approaches.

DCF Analysis. The DCF analysis is an enterprise valuation methodology that estimates the value of an asset or business by calculating the present value of expected future cash flows to be generated by that asset or business plus a present value of the estimated terminal value of that asset or business. Management advisor’s DCF analysis used estimated debt-free, after-tax free cash flows through 2028. These cash flows were then discounted at a range of estimated weighted average costs of capital (“Discount Rate”) for Spirit. The Discount Rate reflects the estimated blended rate of return that would be expected by debt and equity investors to invest in Spirit's businesses based on a target capital structure. The enterprise value was determined by calculating the present value of Spirit’s unlevered after-tax free cash flows plus an estimate for the value of Spirit beyond the period covered by the projections reviewed known as the terminal value.

Selected Publicly Traded Companies Analysis. The selected publicly traded companies analysis is based on the enterprise values of selected publicly traded companies that have operating and financial characteristics comparable in certain respects to Spirit. For example, such characteristics may include similar industry, size, and scale of operations, operating margins, growth rates, and geographical exposure. Under this methodology, certain financial multiples that measure financial performance and value are calculated for each selected company and then applied to Spirit’s financials to imply an enterprise value for Spirit. Management advisor used, among other measures, enterprise value (defined as market value of equity, plus book value of debt and book value of preferred stock and minority interests, less cash, subject to adjustments for underfunded obligations and other items where appropriate) for each selected company as a multiple of such company’s publicly available consensus projected EBITDAR for fiscal years 2025 and 2026. Although the selected companies were used for comparison purposes, no selected publicly traded company is either identical or directly comparable to Spirit or its businesses. Accordingly, management advisor’s comparison of selected publicly traded companies to Spirit and its businesses, and its analysis of the results of such comparisons, was not purely mathematical, but instead involved considerations and judgments concerning differences in operating and financial characteristics and other factors that could affect the relative values of the selected publicly traded companies and Spirit. The selection of appropriate companies for this analysis is a matter of judgment and subject to limitations due to sample size and the public availability of meaningful market-based information.

Selected Transaction Analysis. The selected transactions analysis is based on the implied enterprise values of companies and assets involved in publicly disclosed merger and acquisition transactions for which the targets had operating and financial characteristics comparable in certain respects to Spirit. Under this methodology, the enterprise value of each such target is determined by an analysis of the consideration paid and the net debt assumed in the merger or acquisition transaction. The enterprise value is then compared to a selected financial metric, in this case, EBITDAR for Spirit, respectively, for fiscal years 2025 and 2026, to determine an enterprise value multiple. In this analysis, the EBITDAR enterprise value multiples were utilized to determine a range of implied enterprise value for Spirit.

The enterprise value and corresponding equity value are dependent upon achieving the future financial results set forth in the Company's valuations, as well as the realization of certain other assumptions. All estimates, assumptions, valuations and financial projections, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company's control. Accordingly, the Company cannot provide assurances that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially.

Valuation Process

The reorganization value was allocated to the Successor's single reporting segment using the discounted cash flow approach. The reorganization value was then allocated to the Successor’s identifiable assets and liabilities using the fair value principle as contemplated in ASC 820. The specific approach, or approaches, used to allocate reorganization value by asset class are noted below.

To determine fair value adjustments as of the Effective Date, the Company engaged third-party valuation specialists to conduct an analysis of the condensed consolidated balance sheets to determine the fair values of each balance. The most significant fair value adjustments were made to property and equipment, operating lease right-of-use assets and operating lease liabilities, assets held-for-sale, airport take-off and landing rights or "slots", and debt as discussed below.

Property and Equipment

The depreciable lives of the Company's assets were not changed as a result of the adoption of fresh start accounting.

Aircraft and Engines. The aircraft and engines were valued as of the emergence date, using a market approach. Multiple third-party valuation resources (including appraisals of specific aircraft/engines) were consulted and relied upon for estimates of recent half-life and maintenance adjusted ranges for all of the aircraft and engines.

Real Property. The fair values of real property locations were estimated using the sales comparison (market) approach and cost approach. As part of the valuation process, information was obtained on the Successor’s current usage, building type, year built, and cost history for properties. In determining the fair value for real property assets, functional and economic obsolescence was considered and taken as an adjustment at the asset level.

Personal Property. The fair values of the Company’s other personal property (non-aircraft/engines) were estimated using either the cost or market approach. For most personal property categories, a cost approach was utilized relying on purchase year, historic costs, and industry/equipment-based inflation factors to determine replacement cost new of the assets. Readily available market transaction data was used and adjusted for current market conditions for asset categories with active secondary markets such as heavy trucks and computer equipment. In both approaches, consideration was made for the effects of physical deterioration as well as functional and economic obsolescence in determining estimate of fair value.

Operating Right-of-Use Assets and Operating Lease Liabilities

The fair value of operating lease liabilities and the related right-of-use assets was evaluated using the income approach, which is measured as the present value of the remaining lease payments, as if the lease were a new lease as of the Fresh Start Reporting Date. When available, the Company uses the rate implicit in the lease to discount lease payments to present value. However, the Company's leases generally do not provide a readily determinable implicit rate. Therefore, the Company estimates the incremental borrowing rate to discount lease payments based on information available at lease commencement. The Successor used publicly available data for instruments with similar characteristics when calculating its incremental borrowing rates. Additionally, each lease was evaluated for off-market terms as of the Fresh Start Accounting Reporting Date, and the related adjustments were recorded to the right of use asset on the Company's condensed consolidated balance sheets.

Airport Take-Off and Landing Rights or Slots

The fair value of the Company’s 22 airport take-off and landing rights (the “Slots”) at the LaGuardia Airport (“LGA”) was estimated using a market approach or sales-comparison approach. Specifically, the LGA Slots were valued using observable transaction data for historical sales of other airport take-off and landing rights at LGA. The data was reviewed to estimate a fair value price per Slot, which was applied to the Company’s LGA Slots.

Asset Held-for-Sale

Assets held for sale within the Company's condensed consolidated balance sheets, includes 21 aircraft planned for future sales. These aircraft are not being utilized within the operation and are available for immediate sale as of the Fresh Start reporting date and have been valued at the expected net sale prices (fair value less costs to sell) based upon the executed agreement.

Debt

As of the Emergence Date, Spirit had 35 individual debt instruments comprised of Exit Secured Notes, 4 publicly-traded Enhanced Equipment Trust Certificates ("EETCs"), 22 Fixed Aircraft loans, and 8 Payroll Support Program Agreements. The Company used an income approach, where future cash flows are discounted to present value using a discount rate selected by considering benchmark credit spreads and yield to maturities, to arrive at the estimated fair value for each debt instrument mentioned.

Exit Secured Notes. Upon Emergence, the Company issued $840 million of Exit Secured Notes, which began trading on March 18, 2025 at 92.50% of par. The Company used a discounted cash flow approach to determine the fair value of the Exit Secured Notes on the Emergence Date.

Enhanced Equipment Trust Certificates (EETC). The Company used publicly available trading prices as of the Emergence Date, ranging from 87.32% to 92.85% to determine the fair value of the EETCs.

Fixed-rate Aircraft Loans. Spirit has 22 individual Aircraft Loans issued to finance the purchase of specific aircraft. The Company used a discounted cash flow approach to determine the fair value of the Aircraft Loans. Since each of these loans is fully collateralized with first liens on the related aircraft, the Company applied a notching method to its current credit rating and utilized a credit rating of BB in the valuation of these debt instruments. The Company concluded that the fair value of the Aircraft Loans ranged from 95.61% to 99.84% of par, depending on the loan, as of the Fresh Start accounting Reporting Date.

Payroll Support Program ("PSP"). The Payroll Support Program ("PSP"), under the Coronavirus Aid, Relief, and Economic Security (CARES) Act provided payroll support to passenger and cargo air carriers and certain contractors for the continuation of payment of employee wages, salaries, and benefits. The PSP loans were valued using a discounted cash flow approach based on a CCC- rating based on an estimated yield leveraging federal reserve economic data ("FRED") and other observable yields as of the Emergence Date.

Condensed Consolidated Successor Balance Sheet

The adjustments included in the following fresh start condensed consolidated balance sheet as of March 12, 2025 reflect the effects of the transactions contemplated by the Plan and executed by the Successor on the Fresh Start Reporting Date (reflected in the column Reorganization Adjustments), and fair value and other required accounting adjustments resulting from the adoption of fresh start accounting (reflected in the column Fresh Start Adjustments). The explanatory notes provide additional information with regard to the adjustments recorded, the methods used to determine the fair values and significant assumptions.

The condensed consolidated balance sheet as of the Fresh Start Reporting Date was as follows (in thousands):

	Predecessor	Reorganization Items		Fresh Start Adjustment		Successor
Assets
Current assets:
Cash and cash equivalents	$678,382	$(289,775)	(1)	$—		$388,607
Restricted cash	171,325	5,293	(2)	—		176,618
Short-term investment securities	119,315	—		—		119,315
Accounts receivable, net	201,681	—		—		201,681
Prepaid expenses and other current assets	259,522	(2,229)	(3)	—		257,294
Asset held for sale	447,271	—		—		447,271
Total current assets	$1,877,498	$(286,711)		$—		$1,590,787

Property and equipment:
Flight equipment	$2,739,143	$—		$(850,445)	(12)	$1,888,698
Ground property and equipment	787,057	—		(345,190)	(13)	441,866
Less accumulated depreciation	(1,062,116)	—		1,062,116	(14)	—
	$2,464,084	$—		$(133,520)		$2,330,564
Operating lease right-of-use assets	4,631,428	—		(194,510)	(15)	4,436,918
Intangible assets	550	—		82,932	(16)	83,482
Pre-delivery deposits on flight equipment	85,495	—		—		85,495
Deferred heavy maintenance, net	246,576	—		(120,871)	(17)	125,705
Other long-term assets	67,043	—		—		67,043

Total assets	$9,372,673	$(286,711)		$(365,969)		$8,719,994

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$52,242	$(5,566)	(4)	$—		$46,676
Air traffic liability	518,668	—		—		518,668
Current maturities of long-term debt, net, and finance leases	471,698	(309,000)	(5)	2,991	(18)	165,689
Current maturities of operating leases	259,713	—		(17,483)	(15)	242,230
Other current liabilities	623,035	(39,250)	(6)	(1,536)	(19)	582,249
Total current liabilities	$1,925,357	$(353,816)		$(16,029)		$1,555,512

Long-term debt and finance leases, less current maturities	$1,704,517	$526,841	(7)	$(177,234)	(18)	$2,054,124
Operating leases, less current maturities	4,380,845	—		(172,065)	(15)	4,208,781
Deferred income taxes	52,556	—		16,852	(20)	69,408
Deferred gains and other long-term liabilities	120,795	—		(22,996)	(19)	97,799
Total liabilities not subject to compromise	$8,184,070	$173,025		$(371,472)		$7,985,623

Liabilities subject to compromise	$1,635,104	$(1,635,104)	(8)	$—		$—

Shareholders’ equity:
Predecessor common stock	$11	$(11)	(9)	$—		$—
Predecessor Additional paid-in capital	1,174,925	(1,174,925)	(9)	—		—
Predecessor Treasury stock at cost	(81,285)	81,285	(9)	—		—
Successor common stock $0.0001 par value	—	2	(10)	—		2
Successor Additional paid-in capital	—	734,368	(10)	—		734,368
Retained earnings	(1,540,278)	1,534,648	(11)	5,630	(21)	—
Accumulated other comprehensive income (loss)	127	—		(127)	(22)	—
Total shareholders’ equity	$(446,501)	$1,175,368		$5,503		$734,370
Total liabilities and shareholders’ equity	$9,372,673	$(286,711)		$(365,969)		$8,719,994

Balance Sheet Reorganization Adjustments (in thousands)
(1) Changes in cash and cash equivalents included the following:

Funds received from the Equity Rights Offering	$350,000
Repayment of Debtor in Possession financing principal and accrued interest	(310,555)
Repayment of prepetition Revolving Credit Facility	(300,856)
Funding to the professional fee escrow account	(5,293)
Payment of professional fees at Emergence	(8,191)
Payment of accrued interest on prepetition Senior Secured Notes	(12,826)
Payment of accrued interest on prepetition Convertible Senior Notes	(2,013)
Payment of Exit RCF Administrative Agent Fees	(41)
Net change in cash and cash equivalents	$(289,775)

(2) Changes in restricted cash include the following:

Funding to the professional fee escrow account	$5,293
Net change in restricted cash	$5,293

(3) Changes in prepaid expenses and other current assets are related to certain debt issuance costs related to the Exit Revolving Credit Facility.

(4) Changes in accounts payable were due to the payment of $8.2 million in professional fees and recognition of $2.6 million of success fees earned at Emergence.

(5) The change in current maturities of long-term debt was due to the repayment of the $309.0 million principal balance of the Debtor in Possession facility at Emergence.

(6) Changes to other liabilities included the following:

Accrual of professional fees earned at Emergence	$13,000
Settlement of the Backstop Commitment Premium in Successor shares	(35,000)
Payment of accrued interest on prepetition Senior Secured Notes	(12,826)
Payment of accrued interest on prepetition Convertible Senior Notes	(2,013)
Payment of accrued interest on the Debtor in Possession facility	(1,555)
Payment of accrued interest on prepetition Revolving Credit Facility	(856)
Net change in other liabilities	$(39,250)

(7) Changes in long-term debt include the following:

Issuance of Exit Secured Notes	$840,000
Recognition of deferred financing costs related to the Exit Secured Notes	(13,159)
Repayment of the prepetition Revolving Credit Facility principal	(300,000)
Net change in long-term debt	$526,841

(8) Liabilities subject to compromise settled in accordance with the Plan:

Class 4 Senior Secured Notes claims settled via issuance of Successor shares	$(1,110,000)
Class 5 Convertible Senior Notes claims settled via issuance of Successor shares	(525,104)
Total liabilities subject to compromise settled in accordance with the Plan	$(1,635,104)

The resulting gain on liabilities subject to compromise was determined as follows:

Prepetition debt obligations settled at Emergence	$1,635,104
Issuance of Exit Secured Notes to settle Class 4 and Class 5 claims	(840,000)
Issuance of Successor shares to settle Class 4 claims	(177,694)
Issuance of Successor shares to settle Class 5 claims	(55,836)
Gain on liabilities subject to compromise	$561,574

(9) Changes to Predecessor common stock, additional paid-in-capital, and treasury stock are due to the extinguishment of Predecessor equity per the Plan.

(10) Reflects the Successor equity including the issuance of 16,067,305 shares of Common Stock and 24,255,256 Warrants, consisting of 3,617,385 Tranche 1 Warrants and 20,637,871 Tranche 2 Warrants pursuant to the Plan.

Issuance of Successor equity contemplated in Class 4 and Class 5 settlements	$138,754
Issuance of Successor equity associated with the Rights Offering, Backstop Commitment, and Backstop Premium	153,870
Fair value of Tranche 2 Warrants contemplated in Class 4 and Class 5 settlements	94,775
Fair value of Tranche 2 Warrants associated with the Rights Offering, Backstop Commitment, and Backstop Premium	281,089
Fair value of Tranche 1 Warrants associated with Rights Offering, Backstop Commitment, and Backstop premium	65,881
Total change in Successor common stock and additional paid-in capital	$734,370
Less: par value of Successor common stock	(2)
Change in Successor additional paid-in capital	$734,368

The value of Successor equity issued per the Plan and ERO was derived from the Selected Enterprise Value as shown in the table below (in millions):

Fresh Start Reporting Date
Enterprise Value	$6,450
Minus: Debt and operating leases	(6,671)
Plus: Excess cash and cash equivalents	508
Plus: Non-operating assets	447
Successor Equity Value	$734

(11) Changes to retained earnings included the following:

Extinguishment of Predecessor equity	$1,093,651
Gain on settlement of liabilities subject to compromise	561,574
Gain on issuance of Successor shares via the Equity Rights Offering	(115,840)
Recognition of deferred financing costs related to the Exit Secured Notes	13,159
Recognition of deferred financing costs related to the Exit Revolving Credit Facility	775
Professional fees earned at Emergence	(15,625)
Write off of remaining old RCF prepaid loan fees	(3,003)
Recognition of Exit RCF Administrative Agent Fees	(41)
Net change to retained earnings	$1,534,648

Balance Sheet Fresh Start Adjustments (in thousands)

(12) The change in flight equipment represents the fair value adjustments to the Company's fixed assets due to the adoption of fresh start accounting. The following table summarizes the fair value of flight equipment by asset class:

Airframes	$1,382,116
Engines	301,906
Spare rotables and repairables	204,676
Total flight equipment	$1,888,698

(13) The change in ground property and equipment represents the fair value adjustment to the Company's fixed assets due to the adoption of fresh start accounting. The following table summarizes the fair value of ground property and equipment by asset class:

Other equipment and vehicles	$108,598
Internal use software	50,587
Buildings	230,003
Leasehold improvements	19,485
Land	33,193
Total ground property and equipment	$441,866

(14) The Company's accumulated depreciation incurred in the Predecessor periods has been eliminated with the adoption of fresh start accounting.

(15) The change in operating lease right of use assets is due to the change in the Company's incremental borrowing rate used in the calculation of operating lease right of use assets and operating lease liabilities, as well as adjustment for off-market terms.

(16) The change in intangible assets represents the fair value adjustment to the Company's air carrier slots due to the adoption of fresh start accounting. The air carrier slots were valued at $83.5 million as of the Emergence Date.

(17) Changes to deferred heavy maintenance, net are due to the write-off of $120.9 million of capitalized deferred heavy maintenance costs related to the Company's owned aircraft with the adoption of fresh start accounting. The aircraft and spare engines values as of the emergence date, were determined using a market approach, and included recent half-life and maintenance adjusted values.

(18) Changes to long-term debt include adjustments to the carrying values of the Company's debt instruments to their fair value as of the Fresh Start Reporting Date. The fair value adjustments to the carrying value for each type of debt instrument are noted below:

Successor Exit Secured Notes	$(24,488)
EETC Notes, all tranches	(54,118)
Fixed Rate and Senior Term Loans	(5,540)
Unsecured Term Loans	(45,007)
Finance lease liabilities due to Failed Sale Leasebacks	(45,090)
Net change to long-term debt and finance leases	$(174,243)

(19) The change in other current liabilities and deferred gains and other long-term liabilities is due to the elimination of $24.5 million in the financial liability originally recorded to account for off-market terms on sale leaseback transactions completed in prior periods, commensurate with the adjustment of operating lease liabilities due to the change in the Company's incremental borrowing rate.

(20) The change to deferred income taxes is due to the increase of the net deferred tax liability of $16.9 million resulting from the changes in fair value of assets and liabilities due to the adoption of fresh start accounting.

(21) Change to retained earnings included the following:

Valuation adjustment to the Company's assets due to the adoption of fresh start accounting	$(171,459)
Valuation adjustment to the Company's debt and financing lease obligations due to the adoption of fresh start accounting	174,243
Impact of IBR change to right of use assets	(194,510)
Impact of IBR change to operating lease liabilities	189,549
Impact of deferred gain on sale leaseback write off	24,532
Impact to deferred tax balances	(16,852)
Elimination of accumulated other comprehensive income	127
Net change to retained earnings	$5,630

(22) Changes to accumulated other comprehensive income (loss) represent the write-off of Predecessor balance due to the adoption of fresh start accounting.

5. Revenue

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

Passenger revenues are generally recognized once the related flight departs. Accordingly, the value of tickets and non-fare revenues sold in advance of travel is included under the Company's current liabilities as “air traffic liability,” or “ATL,” until the related air travel is provided. As of March 31, 2025 and December 31, 2024, the Company had ATL balances of $454.5 million and $436.8 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

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

6. Loss (Gain) on Disposal

During the Current Predecessor Period, the Company recorded a loss of $11.7 million within loss (gain) on disposal of assets in the condensed consolidated statements of operations.
Loss (gain) on disposal of assets for the Current Predecessor Period included an $18.5 million adjustment to impairment charges recorded during the fourth quarter 2024 related to change in estimates of costs to sell. These charges are associated with the Company's plan to early retire and sell 23 A320ceo and A321ceo aircraft, in accordance with the aircraft sale and purchase agreement with GAT entered into on October 29, 2024.
Loss (gain) on disposal of assets for the Current Predecessor Period, included a $6.4 million gain recorded as a result of two aircraft sale leaseback transactions related to new aircraft deliveries completed during the Predecessor first quarter of 2025, a $0.9 million net gain true-up recorded related to the sale of A319 airframes and engines sold in 2024, and $0.4 million in losses, related to the write-off of obsolete assets and other adjustments.
During the Successor Period, the Company had no significant loss (gain) on disposal of assets recorded in the condensed consolidated statements of operations.

During the three months ended March 31, 2024, the Company recorded a gain of $3.0 million in loss (gain) on disposal of assets in the condensed consolidated statements of operations, including a $8.7 million gain recorded as a result of three aircraft sale leaseback transactions related to new aircraft deliveries completed.

The Company also completed the sale of five A319 airframes and fifteen A319 engines and recorded a related net loss of $3.9 million. In addition, during the first quarter of 2024, the Company completed five sale leaseback transactions (on aircraft previously owned by the Company) of which two resulted in operating leases and three would have been deemed finance leases resulting in failed sale leaseback transactions. As a result of the two sale leaseback transactions that resulted in operating leases, the Company recorded a related loss of $1.7 million within loss (gain) on disposal of assets.

7. Special Charges

Special Charges

During the combined Successor and Current Predecessor Periods, ended March 31, 2025, the Company had no significant special charges recorded in the Company's condensed consolidated statements of operations.

During the Predecessor period for the three months ended March 31, 2024, the Company recorded $28.3 million in net charges, within special charges (credits) on the Company's condensed consolidated statements of operations in legal, advisory and other fees related to the former Merger Agreement with JetBlue entered into on July 28, 2022 and terminated on March 1, 2024. In addition, during the three months ended March 31, 2024, the Company recorded $8.0 million, within special charges (credits) on the Company's condensed consolidated statements of operations, related to the Company's JetBlue Retention Award Program.

Special Charges, Non-Operating

During the Current Predecessor Period, the Company recorded $5.5 million in special charges, non-operating within other (income) expense in the condensed consolidated statement of operations in legal, advisory and other fees. During the Successor Period, the Company recorded $1.4 million within special charges, non-operating on the Company's condensed consolidated statements of operations, in legal, advisory and other fees related to the Company's voluntary bankruptcy filing, incurred outside of the Chapter 11 Cases.

During the three months ended March 31, 2024, the Company had no special charges, non-operating within other (income) expense in the condensed consolidated statements of operations.

8. Equity

Cancellation of Prior Equity Securities

In accordance with the Plan, on the Effective Date, all equity securities in Former Spirit outstanding prior to the Effective Date, including Former Spirit’s common stock, par value $0.0001 per share (the “Old Common Stock”), were canceled, released, and extinguished, and of no further force or effect and without any need for a holder of Old Common Stock to take further action with respect thereto. Furthermore, all of Former Spirit’s equity award agreements under any incentive plan, and the awards granted pursuant thereto, were extinguished, canceled, and discharged and have no further force or effect.

Issuance of Spirit Equity Securities

On the Effective Date, in connection with the Company Parties' emergence from bankruptcy and in reliance on the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code, Spirit issued 7,618,664 shares of Common Stock and 5,203,899 Warrants to equitize the $410.0 million of then-outstanding Senior Secured Notes and $385.0 million of then-outstanding Convertible Notes.

In addition, on the Effective Date, in connection with the Company’s emergence from bankruptcy and in reliance on the exemption from registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act or Regulation S under the Securities Act, based in part on representations made by these certain parties to the Backstop Commitment Agreement, Spirit issued 678,587 shares of Common Stock and 5,670,853 Warrants to specified parties to the Backstop Commitment Agreement dated November 18, 2024. An aggregate of 3,849,442 of such shares of Common Stock and such Warrants were issued for aggregate consideration of $53,892,188.

On December 30, 2024, the Company launched an equity rights offering (the “ERO”) of equity securities of the reorganized Company in an aggregate amount of $350.0 million at a purchase price of $14.00 per share. The final expiration date for the Equity Rights Offering occurred on February 20, 2025. On the Effective Date, in connection with the Company Parties' emergence from bankruptcy and in reliance on the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code, Spirit closed the ERO, issuing 7,770,054 shares of Common Stock and 13,380,504 Warrants to ERO participants, for aggregate consideration of $296,107,812. Refer to Note 3, Emergence from Voluntary Reorganization under Chapter 11, for additional information.

The Common Stock and the Warrants are described further below under “—Common Stock” and “—Warrants,” respectively.
Registration Rights Agreement

On the Effective Date, holders of the Common Stock who were party to its Backstop Commitment Agreement became party to the Registration Rights Agreement and are entitled to rights with respect to the registration of certain of their shares of Common Stock under the Securities Act.
Warrants

In connection with the Company's emergence from bankruptcy, on the Effective Date, Spirit entered into two warrant agreements with Equiniti Trust Company, LLC as warrant agent (the “Warrant Agreements”) pursuant to which Spirit issued an aggregate of 24,255,256 Warrants for the Common Stock to certain specified investors, consisting of 3,617,385 Warrants issued under a Tranche 1 Warrant Agreement ("the Tranche 1 Warrants") and 20,637,871 Warrants issued under a Tranche 2 Warrant Agreement (the "Tranche 2 Warrants") pursuant to the Plan. Each Warrant entitles the holder to purchase one share of Common Stock for a nominal exercise price of $0.0001 per Warrant. As holders exercise their Warrants from time to time, Spirit will issue additional shares of Common Stock to such holders, which will result in dilution to the existing holders of Common Stock and increase the number of shares of Common Stock outstanding. Because of the significant number of Warrants outstanding, such dilution is expected to be substantial.

Duration and Exercise Price. Each Warrant has an initial exercise price equal to $0.0001 per share of Common Stock. The Tranche 1 Warrants were immediately exercisable, and the Tranche 2 Warrants are exercisable at any time after the date on which the Common Stock is first listed on a securities exchange, which occurred on April 29, 2025. All Warrants may be exercised at any time until such Warrants are exercised in full. The exercise price and number of shares issuable upon exercise are subject to appropriate proportional adjustment in the event of certain dividends, subdivisions or combinations of the Company's Common Stock, or similar events affecting the Company's Common Stock and the exercise price.

Exercisability. A holder may not exercise any portion of its Warrants to the extent that the holder, together with its affiliates and any other persons acting as a group together with any such persons, would own more than 9.9% of the number of shares of Common Stock outstanding immediately after exercise (the “Beneficial Ownership Limitation”) calculated in accordance with Section 13(d) of the Exchange Act. Upon not less than sixty-one (61) days advance written notice to the Company at any time or from time to time, a holder in its sole discretion, may exempt itself from the Beneficial Ownership Limitation. However, under any circumstance, a holder may not exercise the Warrant if such exercise would cause such holder’s beneficial ownership (as defined by Section 13(d) of the Exchange Act) of the Common Stock to exceed 19.9% of its total issued and outstanding Common Stock.

Cashless Exercise. The Warrants may also be exercised, in whole or in part, at such time by means of a “cashless exercise” in which the holder shall be entitled to receive upon such exercise (either in whole or in part) the net number of shares of Common Stock determined according to a formula set forth in the Warrant Agreements.

Fractional Shares. No fractional shares of Common Stock will be issued upon the exercise of the Warrants and no cash will be distributed in lieu of the issuance of such fractional shares. If more than one Warrant is presented for exercise in full at the same time by the same holder, the full number of shares of Common Stock that will be issuable upon the exercise thereof shall be computed on the basis of the aggregate number of shares of Common Stock purchasable on exercise of the Warrants so presented. If any fraction of a share of Common Stock or other security deliverable upon proper exercise of the Warrant (a "Warrant Share") would, except pursuant to the Warrant, be issuable on the exercise of any Warrants (or specified portion thereof), as applicable, such Warrant Share shall be rounded up to the next highest whole number.

Transferability. Subject to applicable laws, a Warrant may be transferred at the option of the holder upon surrender of the Warrant to Spirit together with the appropriate instruments of transfer and funds sufficient to pay any transfer taxes payable upon such transfer.

Trading Market. There is no trading market available for the Warrants on any securities exchange or nationally recognized trading system. Spirit does not intend to list the Warrants on any securities exchange or nationally recognized trading system.

Rights as a Stockholder. Except as otherwise provided in the Warrants or by virtue of such holder’s ownership of shares of Common Stock, the holders of the Warrants do not have the rights or privileges of holders of the Company's Common Stock, including any voting rights, until they exercise their Warrants.

Fundamental Transaction. In the event of a fundamental transaction, as described in the Warrants and generally including any reorganization, recapitalization or reclassification of the shares of Common Stock, the sale, transfer or other disposition of all or substantially all of its properties or assets, the Spirit's consolidation or merger with or into another person, the holders of the Warrants will be entitled to receive upon exercise of the Warrants the kind and amount of securities, cash or other property that the holders would have received had they exercised the Warrants immediately prior to such fundamental transaction.

Rights to Dividends and Distributions on Common Stock. Holders of the Tranche 1 Warrants are entitled to dividends and other distributions on Common Stock that such holder would have received had the Warrants been exercised. Such distributions to holders of Tranche 1 Warrants will be made simultaneously with the distribution to holders of Common Stock. Tranche 2 Warrants are not entitled to dividends and other distributions on Common Stock.

In addition, the Tranche 2 Warrant Agreement provides that the shares of Common Stock issuable upon exercise of Tranche 2 Warrants shall be subject to the limitations on ownership by non-U.S. citizens as set forth in the Charter (as defined below).

Exchange Rights of Holders of Tranche 2 Warrants. Holders of Tranche 2 Warrants may exchange such Tranche 2 Warrants for Tranche 1 Warrants in accordance with the Warrant Agreements.

Accounting Policy. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815, Derivatives and Hedging (ASC 815). The assessment considers whether the warrants (i) are freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company's own stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding. For warrants that meet all criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the condensed consolidated statements of stockholders’ deficit at the time of issuance.

The Company concluded that the Warrant Agreements are classified as equity, recorded at fair value upon issuance within the Company’s condensed consolidated balance sheets. On the Emergence Date, the Warrants were valued based on the derived Successor Equity Value detailed in Note 4, Fresh Start Accounting, at issuance. Equity-classified contracts are initially measured and recorded at fair value; subsequent changes in fair value are not recognized as long as the contract continues to be classified as equity. As of March 31, 2025, the Company recorded $441.7 million, net of issuance costs, in additional paid-in-capital ("APIC"), related to the fair value of the warrants issued.

Common Stock
Pursuant to the Plan, Spirit amended and restated its certificate of incorporation (the “Charter”) and bylaws (the “Bylaws”), each of which became effective on the Effective Date.
The Charter authorizes Spirit to issue up to 400,000,000 shares of Common Stock.
Dividend Rights. Subject to the rights of holders of any series of then outstanding preferred stock and the limitations under the Delaware General Corporation Law ("DGCL"), each holder of Common Stock has equal rights of participation in the dividends in cash, stock, or property of Spirit, when, as and if the Board declare such dividends from time to time out of assets or funds legally available.

Voting Rights. Each holder of the Company's Common Stock is entitled to one vote for each share on all matters submitted to a vote of the stockholders, including the election of directors. The holders of Common Stock exclusively possess all voting power; provided, however, that as except as otherwise required by law, holders of Common Stock are not entitled to vote on any amendment to the Charter (or on any amendment to a certificate of designations of any series of preferred stock) that alters or changes the powers, preferences, rights or other terms of one or more outstanding series of preferred stock if the holders of such affected series of preferred stock are entitled to vote, either separately or together with the holders of one or more other such series, on such amendment pursuant to the Charter (or pursuant to a certificate of designations of any series of preferred stock) or pursuant to the DGCL. Spirit's stockholders are not entitled to cumulative voting.

Liquidation. Subject to the rights of holders of any series of then outstanding preferred stock, each holder of Common Stock has equal rights to receive the assets and funds of Spirit available for distribution to stockholders in the event of any liquidation, dissolution, or winding up of the affairs of Spirit, whether voluntary or involuntary.

Rights and Preferences. Holders of Common Stock have no preemptive, conversion, subscription or other rights, and there are no redemption or sinking fund provisions applicable to Common Stock. The rights, preferences and privileges of the holders of Common Stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of Spirit's preferred stock that Spirit may designate in the future.

Limited Voting by Foreign Owners. To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, the Charter restricts voting of shares of its capital stock by non-U.S. citizens. The restrictions imposed by federal law currently require that no more than 25% of Spirit's voting stock be voted, directly or indirectly, by persons who are not U.S. citizens, and that its president and at least two-thirds of the members of the Board and senior management be U.S. citizens. The Charter provides that no shares of its capital stock may be voted by or at the direction of non-U.S. citizens unless such shares are registered on a separate stock record, which it refers to as the foreign stock record. The Charter further provides that no shares of its capital stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law.

9. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per-share amounts):

	Successor	Predecessor
	Period from March 13, 2025 through March 31, 2025	Period from January 1, 2025 through March 12, 2025	Three Months Ended March 31, 2024
Numerator
Net income (loss)	$(10,936)	$72,216	$(142,635)
Denominator
Weighted-average shares outstanding, basic	19,685	109,525	109,430
Effect of dilutive shares	—	—	—
Adjusted weighted-average shares outstanding, diluted	19,685	109,525	109,430
Earnings (loss) per share
Basic earnings (loss) per common share	$(0.56)	$0.66	$(1.30)
Diluted earnings (loss) per common share	$(0.56)	$0.66	$(1.30)
During the Current Predecessor Period, warrants in connection with the Payroll Support Program to purchase 913,383 shares of common stock were excluded from the computation of diluted EPS because the exercise price was greater than the average market price, making them antidilutive. Anti-dilutive common stock equivalents related to outstanding equity awards were also excluded from the diluted loss per share calculation for any of the periods presented and are not material.

10. Short-term Investment Securities

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

As of March 31, 2025 and December 31, 2024, the Company had $119.6 million and $118.3 million, respectively, in short-term available-for-sale investment securities. During the three months ended March 31, 2025 and 2024, these investments earned interest income at a weighted-average fixed rate of approximately 4.5% and 5.1%, respectively. For the three months ended March 31, 2025 (includes Current Predecessor Period and Successor Period), an unrealized loss of $221 thousand, net of deferred taxes, was recorded within AOCI related to these investment securities. For the three months ended March 31, 2024, an unrealized loss of $112 thousand, net of deferred taxes, was recorded within AOCI related to these investment securities. For the three months ended March 31, 2025 and March 31, 2024, the Company had no realized gains or losses as the Company did not sell any of these securities during these periods. As of March 31, 2025 and December 31, 2024, $19 thousand and $201 thousand, net of tax, respectively, remained in AOCI, related to these instruments.

11. Other Current Liabilities

Other current liabilities as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	Successor	Predecessor
	March 31, 2025	December 31, 2024
Salaries, wages and benefits	$170,180	$187,626
Aircraft maintenance	128,392	103,133
Federal excise and other passenger taxes and fees payable	109,052	110,141
Airport obligations	70,686	66,518
Aircraft and facility lease obligations	27,334	23,926
Interest payable	9,971	26,780
Fuel	4,275	5,202
Backstop premium obligation	—	35,000
Other	71,467	47,513
Other current liabilities	$591,357	$605,839

12.Leases

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
During the three months ended March 31, 2025, the Company took delivery of 2 aircraft under sale leaseback transactions. As of March 31, 2025, the Company had a fleet consisting of 213 A320 family aircraft. As of March 31, 2025, the Company had 146 aircraft financed under operating leases with lease term expirations between 2026 and 2043. In addition, the Company owned 49 aircraft, of which none were unencumbered, as of March 31, 2025. The Company also had 18 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 15, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of March 31, 2025, the Company also had 5 spare engines financed under operating leases with lease term expiration dates ranging from 2025 to 2033 and owned 32 spare engines, of which, none were unencumbered, as of March 31, 2025.

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

Under the terms of the lease agreements, the Company will continue to operate and maintain the aircraft. Payments under the majority of the lease agreements are fixed for the term of the lease. The lease agreements contain standard termination events, including termination upon a breach of the Company's obligations to make rental payments and upon any other material breach of the Company's obligations under the leases, and standard maintenance and return condition provisions. These return provisions are evaluated at inception of the lease and throughout the lease terms and are accounted for as either fixed or variable lease payments (depending on the nature of the lease return condition) when it is probable that such amounts will be incurred. When determining probability and estimated cost of lease return obligations, there are various other factors that need to be considered, such as the contractual terms of the lease, the ability to swap engines or other aircraft components, current condition of the aircraft, the age of the aircraft at lease expiration, utilization of engines and other components, the extent of repairs needed at return, return locations, current configuration of the aircraft and cost of repairs and materials at the time of return. Management assesses the factors listed above and the need to accrue lease return costs throughout the lease as facts and circumstances warrant an assessment. The Company expects lease return costs will increase as individual aircraft lease agreements approach their respective termination dates and the Company begins to accrue the estimated cost of return conditions for the corresponding aircraft. Upon a termination of the lease due to a breach by the Company, the Company would be liable for standard contractual damages, possibly including damages suffered by the lessor in connection with remarketing the aircraft or while the aircraft is not leased to another party.

As of March 31, 2025, the Company's finance lease obligations primarily related to the lease of office equipment. Payments under these finance lease agreements are generally fixed for terms of five years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
The following table provides details of the Successor's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of March 31, 2025. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2025	$164	$429,375	$3,642	$433,181
2026	141	548,939	4,939	554,019
2027	93	532,986	4,140	537,219
2028	67	512,213	2,757	515,037
2029	5	497,001	2,132	499,138
2030 and thereafter	—	4,977,974	141,637	5,119,611
Total minimum lease payments	$470	$7,498,488	$159,247	$7,658,205
Less amount representing interest	43	3,083,794	135,243	3,219,080
Present value of minimum lease payments	$427	$4,414,694	$24,004	$4,439,125
Less current portion	196	234,560	4,125	238,881
Long-term portion	$231	$4,180,134	$19,879	$4,200,244
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $2.5 million for the remainder of 2025 and none for 2026 and beyond.
The table below presents information for lease costs related to the Successor and Predecessor's finance and operating leases:

	Successor	Predecessor
	Period from March 13, 2025 through March 31, 2025	Period from January 1, 2025 through March 12, 2025	Three Months Ended March 31, 2024
	(in thousands)
Finance lease cost
Amortization of leased assets	$10	$38	$75
Interest of lease liabilities	2	5	8
Operating lease cost
Operating lease cost (1)	29,670	114,508	117,163
Short-term lease cost (1)	1,457	5,574	10,162
Variable lease cost (1)	15,428	55,750	54,900
Total lease cost	$46,567	$175,875	$182,308
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.

The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	Successor	Predecessor
	March 31, 2025	March 31, 2024
Weighted-average remaining lease term
Operating leases	15.0 years	14.9 years
Finance leases	2.8 years	3.2 years
Weighted-average discount rate
Operating leases	7.55%	6.98%
Finance leases	6.00%	5.49%

13. Commitments and Contingencies

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies.

As of March 31, 2025, the Company's total firm aircraft orders consisted of 53 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2031. As of March 31, 2025, the Company had secured financing for one aircraft scheduled for delivery from Airbus through 2025, which will be financed through a sale leaseback transaction. As of March 31, 2025, the Company did not have financing commitments in place for the remaining 52 Airbus aircraft on firm order through 2031. However, the Company has a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus as of March 31, 2025 are included within the purchase commitments below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement that requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of March 31, 2025, the Company is committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.

As of March 31, 2025, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $63.2 million for the remainder of 2025, $12.3 million in 2026, $183.0 million in 2027, $297.8 million in 2028, $1,124.3 million in 2029 and $1,857.8 million in 2030 and beyond.

During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for up to five years, pending discussions to resolve their trade dispute. However, this suspension is no longer in place and aircraft and parts from the European Union are subject to the same tariffs as other imports.

In addition, the current U.S. Administration is in the process of expanding the scope of tariffs and significantly increasing the rates on goods imported into the United States. In response, foreign governments have imposed, and are expected to impose, retaliatory tariff measures against the United States.

These or additional changes in U.S. or international trade policies, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions for the transportation industry, which may adversely impact the Company's operations through increased supply chain challenges, commodity price volatility and a decline in discretionary spending and consumer confidence, among others. The Company continues to monitor the situation.

In addition to the Airbus Purchase Agreement, as of March 31, 2025, the Company had agreements in place for 39 A320neos and A321neos to be financed through direct leases with third-party lessors with deliveries scheduled from the remainder of 2025 through 2028. As of March 31, 2025, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions were expected to be approximately $11.1 million for the remainder of 2025, $18.3 million in 2026, $80.9 million in 2027, $178.3 million in 2028, $225.5 million in 2029 and $2,192.5 million in 2030 and beyond.
Interest commitments related to the secured debt financing of 67 delivered aircraft as of March 31, 2025 were $61.6 million for the remainder of 2025, $81.1 million in 2026, $69.0 million in 2027, $50.1 million in 2028, $35.3 million in 2029 and $105.4 million in 2030 and beyond. As of March 31, 2025, interest commitments related to the Company's unsecured term loans were $1.7 million for the remainder of 2025, $3.4 million in 2026, $3.4 million in 2027, $3.4 million in 2028, $3.4 million in 2029, and $3.7 million in 2030 and beyond. As of March 31, 2025, interest commitments related to the Company's Exit Secured Notes were $55.1 million for the remainder of 2025 $70.5 million in 2026, $73.3 million in 2027, $76.3 million in 2028, $79.4 million in 2029, and $24.2 million in 2030 and beyond. For principal commitments related to the Company's debt financing, refer to Note 15, Debt and Other Obligations.
Other Commitments
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of March 31, 2025: $36.4 million for the remainder of 2025, $26.9 million in 2026, $20.5 million in 2027, $2.9 million in 2028, $0.1 million in 2029 and none in 2030 and thereafter. The Company's reservation system contract expires in 2028.

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
Credit Card Processing Arrangements
The Company has agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges and other ancillary services by customers. As is standard in the airline industry, the Company's contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, when future air travel and other future services are purchased via credit card transactions. The required holdback is the portion of the Company's overall credit card sales that its credit card processors hold to cover refunds to customers if the Company fails to fulfill its flight obligations.
Except as described below, the Company's credit card processors do not require the Company to maintain cash collateral, provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors the right to put in place a holdback resulting in a commensurate reduction of unrestricted cash. As of March 31, 2025 and December 31, 2024, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of March 31, 2025 and December 31, 2024, was $536.4 million and $469.2 million, respectively.
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

As of March 31, 2025 and 2024, the Company was in compliance with the liquidity and other financial covenants in its credit card processing agreement.

Additionally, the Company provided a $25.0 million deposit to a credit card processor recorded within deposits and other current assets in its condensed consolidated balance sheets.
Employees
The Company has six union-represented employee groups that together represented approximately 84% of all employees as of March 31, 2025. The table below sets forth the Company's employee groups and status of the CBAs.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA") (2)	March 2024	25%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	January 2026	47%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	August 2026	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	November 2026	3%
Passenger Service Agents	Transport Workers Union of America ("TWU")	February 2027	3%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association ("AMFA") (2)	N/A (2)	5%

(1) Subject to standard early opener provisions.
(2) CBA is currently under negotiation.

In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by AMFA as their collective bargaining agent. In May 2024, the parties began negotiations with a NMB mediation, and those discussions are ongoing. As of March 31, 2025, the Company had approximately 576 AMTs.

In March 2024, ALPA provided notice to the Company that it intends to amend its CBA with its pilots. In July 2024, the parties began negotiations, and those discussions are ongoing.

On January 31, 2025, the Company furloughed approximately 200 pilots to align with its projected flight volume for 2025. During the first quarter of 2025, the Company recorded $0.9 million in expenses related to these furloughs. These expenses were recorded within salaries, wages and benefits on the Company's condensed consolidated statements of operations. In addition, during the first quarter of 2025, as part of the Company's ongoing efforts to optimize and enhance efficiencies, it made the decision to eliminate approximately 200 positions from various departments. The Company recorded $1.8 million in expenses related to these efforts during the three months ended March 31, 2025. These expenses were recorded within salaries, wages and benefits on the Company’s condensed consolidated statements of operations.

14.Fair Value Measurements

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
As of March 31, 2025, the Company identified indicators of potential impairment due to changes in projected cash flows. Under normal circumstances, these indicators would require the Company to perform a recoverability test. However, in connection with its emergence from Chapter 11 bankruptcy on March 12, 2025, the Company applied fresh start accounting, which required the remeasurement and revaluation of its assets and liabilities to fair value as of the emergence date. The application of fresh start accounting effectively reset the carrying values of the Company’s long-lived assets to their respective fair values as of March 12, 2025. As such, the Company concluded that no additional impairment analysis was required as of March 31, 2025, since the asset values were recently reestablished based on their recoverable amounts. No events or conditions occurred in the Successor Period from the period of March 12, 2025 to March 31, 2025 that would indicate a potential impairment of the assets.
Indefinite-Lived Intangible Assets

With the adoption of fresh start accounting, we recorded $83.5 million of indefinite-lived intangible assets within intangible assets on our condensed consolidated balance sheet as of the Fresh Start Reporting Date. Our indefinite-lived intangible assets are related to landing and take-off rights and authorizations (slots) at the LaGuardia Airport (“LGA”). We assess indefinite-lived intangible assets for impairment annually or more frequently if events or circumstances indicate that the fair values of indefinite-lived intangible assets may be lower than their carrying values.

Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. If we determine that it is more likely than not that our indefinite-lived intangible assets may be impaired, we use a quantitative approach to assess the asset’s fair value and the amount of the impairment, if any.
Long-Term Debt
The estimated fair value of the Company's Exit Secured Notes, term loan debt agreements and revolving credit facility have been determined to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's publicly and non-publicly held EETC debt agreements has been determined to be Level 2, as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
As of the Emergence Date, Spirit had 35 individual debt instruments comprised of Exit Secured Notes, 4 publicly-traded Enhanced Equipment Trust Certificates ("EETCs"), 22 Fixed Aircraft loans, and 8 Payroll Support Program Agreements. The Company used an income approach, where future cash flows are discounted to present value using a discount rate selected by considering benchmark credit spreads and yield to maturities, to arrive at the estimated fair value for each debt instrument mentioned.

Exit Secured Notes. Upon Emergence, the Company issued $840 million of Exit Secured Notes, which began trading on March 18, 2025 at 92.50% of par. The Company used a discounted cash flow approach to determine the fair value of the Exit Secured Notes on the Emergence Date.

Enhanced Equipment Trust Certificates (EETC). The Company used publicly available trading prices as of the Emergence Date, ranging from 87.32% to 92.85% to determine the fair value of the EETCs.

Fixed-rate Aircraft Loans. Spirit has 22 individual Aircraft Loans issued to finance the purchase of specific aircraft. The Company used a discounted cash flow approach to determine the fair value of the Aircraft Loans. Since each of these loans is fully collateralized with first liens on the related aircraft, the Company applied a notching method to its current credit rating and utilized a credit rating of BB in the valuation of these debt instruments. The Company concluded that the fair value of the Aircraft Loans ranged from 95.61% to 99.84% of par, depending on the loan, as of the Fresh Start Reporting Date.

Payroll Support Program ("PSP"). The Payroll Support Program ("PSP"), under the Coronavirus Aid, Relief, and Economic Security (CARES) Act provided payroll support to passenger and cargo air carriers and certain contractors for the continuation of payment of employee wages, salaries, and benefits. The PSP loans were valued using a discounted cash flow approach based on a CCC- rating based on an estimated yield leveraging federal reserve economic data ("FRED") and other observable yields as of the Emergence Date.
    The carrying amounts and estimated fair values of the Company's long-term debt at March 31, 2025 and December 31, 2024 were as follows (in millions):

	March 31, 2025		December 31, 2024		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
DIP term loans	$—	$—	$309.0	$309.0	Level 3
Fixed-rate term loans	904.9	903.3	972.2	970.7	Level 3
Unsecured term loans	136.3	130.0	136.3	130.4	Level 3
2015-1 EETC Class A	234.6	216.2	234.6	215.8	Level 2
2017-1 EETC Class AA	154.3	136.7	160.3	140.4	Level 2
2017-1 EETC Class A	51.4	44.5	53.4	45.8	Level 2
2017-1 EETC Class B	43.0	42.8	44.7	40.5	Level 2
Revolving credit facility	—	—	300.0	300.0	Level 3
2025-1 EETC Class B	215.0	212.9	—	—	Level 2
Exit Secured Notes	841.8	802.4	—	—	Level 3
Total long-term debt	$2,581.3	$2,488.8	$2,210.5	$2,152.6

8.00% senior secured notes	$—	$—	$1,110.0	$1,117.9	Level 3
4.75% convertible notes due 2025	—	—	25.1	8.8	Level 2
1.00% convertible notes due 2026	—	—	500.0	166.4	Level 2
Total liabilities subject to compromise	$—	$—	$1,635.1	$1,293.1

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2025 and December 31, 2024 were comprised of liquid money market funds and cash, and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in accounts subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of March 31, 2025, the Company held $80.4 million in restricted cash in escrow, representing proceeds from the private offering of the Class B(R) Pass Through Certificates, Series 2025-1B(R) (the “Class B(R) Certificates”). For further details, refer to Note 15, Debt and Other

Obligations. In addition, as of March 31, 2025, the Company had $49.1 million in standby letters of credit secured by $50.5 million of restricted cash, of which $48.5 million were issued letters of credit. The Company also had $50.0 million of restricted cash held in an account subject to a control agreement under its credit card processing agreement, $45.3 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the Exit Secured Notes and $6.0 million in pledged cash pursuant to its corporate credit cards. Furthermore, the Company had $38.3 million allocated to fund the professional fee escrow account.
Short-term Investment Securities

Short-term investment securities at March 31, 2025 and December 31, 2024 were classified as available-for-sale and generally consisted of U.S. Treasury and U.S. government agency securities with contractual maturities of 12 months or less. The Company's short-term investment securities are categorized as Level 1 instruments, as the Company uses quoted market prices in active markets when determining the fair value of these securities. For additional information, refer to Note 10, Short-term Investment Securities.

Assets Held for Sale
The Company's assets held for sale as of March 31, 2025 primarily consisted of the 21 A320ceo and A321ceos aircraft currently under contract for sale. Currently, these aircraft are not being utilized within the operation and are available for immediate sale. The assets are measured at the lower of the carrying amount or fair value less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair values were determined using Level 3 fair value inputs primarily based on the agreed upon sales price for each aircraft.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below (in millions):

	Successor Fair Value Measurements as of March 31, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$487.5	$487.5	$—	$—
Restricted cash	270.5	270.5	—	—
Short-term investment securities	119.6	119.6	—	$—
Assets held for sale	447.6	—	—	$447.6
Total assets	$1,325.2	$877.6	$—	$447.6

Total liabilities	$—	$—	$—	$—

	Predecessor Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$902.1	$902.1	$—	$—
Restricted cash	168.4	168.4	—	—
Short-term investment securities	118.3	118.3	—	—
Assets held for sale	463.0	—	—	463.0
Total assets	$1,651.8	$1,188.8	$—	$463.0

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the three months ended March 31, 2025 and the year ended December 31, 2024.

15. Debt and Other Obligations

Exit Revolving Credit Facility

On the Emergence Date, the Company entered into an Amended and Restated Credit and Guaranty Agreement with the lenders under its former revolving credit facility due in 2026. This agreement modified certain terms and conditions of the existing facility, resulting in a new revolving credit facility of up to $300.0 million (the “Exit Revolving Credit Facility”). Concurrently, Former Spirit repaid in full the outstanding balance of $300.0 million under the former revolving credit facility due in 2026.

The Exit Revolving Credit Facility is comprised of (i) commitments by the Exit RCF Lenders to provide revolving credit loans and letters of credit in an aggregate amount equal to $275.0 million (the “Exit RCF Commitments”) and (ii) an uncommitted incremental revolving credit facility in an aggregate amount up to $25.0 million. The Exit Revolving Credit Facility constitutes Former Spirit’s senior secured obligations and is guaranteed by each of Former Spirit’s direct and indirect subsidiaries. In addition, in connection with the Corporate Reorganization, Spirit became a guarantor under the Exit Revolving Credit Agreement. As of the Effective Date, the Exit Revolving Credit Facility was undrawn and had available capacity of $275.0 million. The Company’s uses of the proceeds of the Exit Revolving Credit Facility shall include, among other items, working capital and other general corporate needs of the Company and its subsidiaries.

The Exit Revolving Credit Facility is secured by first-priority and second-priority security interests and liens on certain of Former Spirit’s and its subsidiaries’ assets. The Exit Revolving Credit Facility will mature on March 12, 2028. The revolving loans borrowed under the Exit Revolving Credit Facility will bear interest at a variable rate per annum equal to the Company's choice of (i) Adjusted Term SOFR plus 3.25% per annum or (ii) Alternate Base Rate plus 2.25% per annum. The commitment amount of $275.0 million will be reduced to $250.0 million on September 30, 2026.

Exit Secured Notes

On the Effective Date, certain subsidiaries of Former Spirit (the “Co-Issuers”) issued $840.0 million in aggregate principal amount of PIK toggle senior secured notes due 2030 (the “2030 Notes" or the “Exit Secured Notes”). The 2030 Notes were issued in a private offering to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and to institutional “accredited investors” (as defined in Regulation D of the Securities Act) and outside the United States to non-U.S. persons pursuant to Regulation S. The 2030 Notes are the Co-Issuers’ senior secured obligations and are guaranteed on a senior secured basis by Former Spirit and each of its direct and indirect subsidiaries existing on the Effective Date or subsequently acquired and/or formed subsidiaries. In addition, in connection with the Corporate Reorganization, Spirit became a guarantor of the 2030 Notes. The 2030 Notes are secured by second-priority liens on certain Exit Revolving Credit Facility priority collateral, and a first-priority lien on all other collateral. The 2030 Notes will mature on March 12, 2030, subject to earlier repurchase or redemption in accordance with the terms of the Indenture (as defined below). The 2030 Notes bear interest, at the option of Former Spirit, (i) at 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or (ii) at 11.00% per annum payable in cash, in each case, in arrears on a quarterly basis. Interest is calculated on the basis of a 360-day year composed of twelve 30-day months.

On or before March 12, 2027, the 2030 Notes are redeemable by the Co-Issuers, in whole or in part, at a redemption price equal to 100.00% of the principal amount of the 2030 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

At any time after March 12, 2027 but on or prior to March 12, 2028, Former Spirit may redeem the 2030 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus a 6.0% premium. Thereafter, Former Spirit may redeem the 2030 Notes in whole or in part, at par, plus accrued and unpaid interest to the redemption date.

Notwithstanding the foregoing, (x) at any time on or prior to the date that is ninety (90) days after the Effective Date, the Co-Issuers may redeem the 2030 Notes, at their option, in whole, at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus an 8.0% premium and (y) upon or after the consummation of certain transactions involving acquisitions by a publicly traded airline, the Co-Issuers may redeem the 2030 Notes at their option, in whole, at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus an amount equal to the lesser of (A) a 4.0% premium and (B) the then-applicable redemption premium.

The 2030 Notes and guarantees were issued pursuant to an indenture by and among Former Spirit, the Co-Issuers, the subsidiary guarantors and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral custodian, referred to herein as the Indenture. The Indenture contains customary covenants that, among other things, restrict Former Spirit’s ability and the ability of its subsidiaries to, among other things, make restricted payments, incur additional indebtedness, create certain liens on the collateral, sell or otherwise dispose of the collateral, engage in certain transactions with affiliates and consolidate, merge, sell or otherwise dispose of all or substantially all of Former Spirit’s and its subsidiaries’ assets.

In connection with the Corporate Reorganization, Spirit entered into a supplemental indenture, by and among the Co-Issuers, Spirit and the Trustee, to the Indenture pursuant to which Spirit guaranteed the 2030 Notes.

EETC

On March 31, 2025, the Company completed a private offering of Class B(R) Pass Through Certificates, Series 2025-1B(R) (the “Class B(R) Certificates”), in the aggregate face amount of $215 million, the proceeds of which will be used to acquire new equipment notes to be issued by the Company. The Company will use the proceeds from the issuance to repay $43.0 million outstanding related to its existing “Series B” equipment notes issued under the 2017-1 pass through certificates, pay transaction fees, and for general corporate purposes.

The Class B(R) Certificates will represent an interest in the assets of a pass through trust (the “Class B(R) Trust”), which will hold certain newly issued equipment notes, designated as “Series B(R)” to be issued by the Company (the “Series B(R) Equipment Notes”). The Series B(R) Equipment Notes are secured by 27 Airbus A320 family aircraft originally delivered new to the Company between October 2015 and October 2018.

The Series B(R) Equipment Notes will have an interest rate of 11.00% per annum. The interest on the issued and outstanding Series B(R) Equipment Notes is payable semi-annually, and principal payments on the issued and outstanding Series B(R) Equipment Notes are scheduled for payment in certain years, and interest and principal payments on the Series B(R) Equipment Notes will be distributed to holders of the Class B(R) Certificates on each April 1 and October 1, commencing October 1, 2025, and the final distribution of the outstanding principal amount of the Series B(R) Equipment Notes to holders of the Class B(R) Certificates is expected on February 15, 2030. The Class B(R) Certificates will rank junior to the outstanding pass through certificates that were previously issued under each of the Spirit Airlines Series 2015-1 (Class A) and Series 2017-1 (Class AA and Class A) pass through certificates.

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

Under the DIP Credit Agreement, the DIP Creditors provided an aggregate principal amount of $300.0 million (excluding fees of $9.0 million, which were paid in kind in the form of additional principal) in financing in the form of a senior secured debtor-in-possession facility (the “DIP Facility”).

As of March 31, 2025, the DIP Facility was fully repaid and terminated in connection with the Company’s emergence from the bankruptcy. As of December 31, 2024, the outstanding DIP term loan was included in current maturities of long-term debt, net of unamortized discounts, and finance leases on the Company’s consolidated balance sheets.

Liabilities Subject to Compromise

The Company's 8.00% senior secured notes, convertible notes due 2025 and convertible notes due 2026, as of the Petition Date, had been classified as “Liabilities Subject to Compromise” on the Company's consolidated balance sheets. Upon emergence from bankruptcy, the liabilities subject to compromise of $1.6 billion were canceled and the applicable agreements governing such obligations were terminated. Refer to Note 3, Emergence from Voluntary Reorganization under Chapter 11, for additional information.

Long-term debt is comprised of the following:

	As of		As of
	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
	(in millions)		(weighted-average interest rates)
DIP term loan due in 2025	$—	$309.0	N/A	11.82%
Fixed-rate loans due through 2039 (1)	904.9	972.2	6.44%	6.44%
Unsecured term loans due in 2031	136.3	136.3	1.00%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	234.6	234.6	4.10%	4.10%
Fixed-rate class AA 2017-1 EETC due through 2030	154.3	160.3	3.38%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	51.4	53.4	3.65%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	43.0	44.7	3.80%	3.80%
Fixed-rate class B(R) 2025 EETC due through 2030	215.0	—	11.00%	N/A
Exit secured notes due in 2030	841.8	—	12.00%	N/A
Revolving credit facility due in 2028	—	300.0	N/A	6.67%
Long-term debt	$2,581.3	$2,210.5
Less current maturities, net (2)	191.1	436.3
Less unamortized discounts, net (2)	158.9	13.2
Total	$2,231.3	$1,761.0
(1) Includes obligations related to 18 aircraft recorded as failed sale leaseback transactions. Refer to Note 12, Leases for additional information.
(2) Includes deferred financing costs associated with the Company’s long-term debt, as well as the original issue discount resulting from fair value adjustments under fresh start accounting.

During the three months ended March 31, 2025, the Company made scheduled principal payments of $31.8 million on its outstanding debt obligations. During the three months ended March 31, 2024, the Company made scheduled principal payments of $46.8 million on its outstanding debt obligations.
At March 31, 2025, successor's long-term debt principal payments for the next five years and thereafter were as follows (in millions):

March 31, 2025
Remainder of 2025	$107.0
2026	222.1
2027	207.6
2028	390.6
2029	103.1
2030 and beyond (1)	1,737.3
Total debt principal payments	$2,767.7

(1) Includes paid-in-kind (PIK) interest that is anticipated to accrue and be settled along with the principal repayment of the Company’s Exit Secured Notes at maturity.

Interest Expense

Successor's interest expense related to long-term debt and finance leases consists of the following:

	Successor	Predecessor
	Period from March 13, 2025 through March 31, 2025	Period from January 1, 2025 through March 12, 2025	Three Months Ended March 31, 2024
	(in thousands)
8.00% senior secured notes (1)	$—	$17,753	$23,252
Fixed-rate term loans	2,917	13,175	17,852
Unsecured term loans	71	265	339
Class A 2015-1 EETC	503	1,879	2,612
Class B 2015-1 EETC	—	—	442
Class AA 2017-1 EETC	273	1,036	1,420
Class A 2017-1 EETC	99	373	510
Class B 2017-1 EETC	86	325	445
Convertible notes (2)	—	1,246	3,932
Exit secured notes	5,320	—	—
Revolving credit facilities	—	3,732	—
DIP term loan	—	6,869	—
Finance leases	2	5	8
Commitment and other fees	113	20	415
Amortization of deferred financing costs and fair value adjustments	393	1,004	3,582
Total	$9,777	$47,682	$54,809
(1) Includes $17.8 million of interest expense for the Current Predecessor Period. Includes $1.1 million of accretion and $22.2 million of interest expense for the three months ended March 31, 2024.
(2) Includes interest expense for the convertible notes due 2025 and 2026, for the 2025 Predecessor Period. Includes $4.4 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, partially offset by $0.5 million of favorable mark to market adjustments for the convertible notes due 2026, for the three months ended March 31, 2024.

16. Operating Segments and Related Disclosures
The Company operates in a single reportable segment that provides air transportation to passengers. The Company’s Chief Operating Decision Maker (“CODM”) regularly evaluates the Company’s condensed consolidated operating income (loss) to make decisions regarding resource allocation and performance assessment. Additionally, significant segment expenses provided to the CODM align with those shown in the condensed consolidated statement of operations. During the three months ended March 31, 2025, Ted Christie, President and Chief Executive Officer, served as the Company’s CODM and was responsible for overseeing operating performance, allocating resources and regularly communicating with executive team on these matters. Subsequently, on April 6, 2025, Ted Christie stepped down, and on April 17, 2025 David Davis was appointed the new President and Chief Executive Officer and as a member of the Board of Directors of the Company, in each case to be effective April 21, 2025. For more information on the condensed consolidated operating results of the Company’s single reportable segment, refer to the Company’s condensed consolidated statements of operations.
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below (in thousands):

	Successor	Predecessor
	Period from March 13, 2025 through March 31, 2025	Period from January 1, 2025 through March 12, 2025	Three Months Ended March 31, 2024
DOT—Domestic	$234,168	$663,201	$1,094,690
DOT—Latin America	22,877	92,153	170,847
Total	$257,045	$755,354	$1,265,537

17. Income Taxes
The following table displays the Company’s (loss) income from operations before income tax, income tax expense and effective tax rate (in thousands):

	Successor	Predecessor
	Period from March 13, 2025 through March 31, 2025	Period from January 1, 2025 through March 12, 2025
(Loss) Income from Continuing Operations Before Income Tax	$(11,039)	$90,086
Income Tax (Benefit) Expense	$(103)	$17,870
Effective Rate	0.93%	19.84%

The income tax benefit of $0.1 million for the Successor Period from March 13, 2025 through March 31, 2025 is based on the Company's annualized effective rate (“AETR”). For the Successor Period, the Company estimates its AETR for continuing operations in recording its interim income tax provision for the various jurisdictions in which it operates. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of the Company's estimated AETR, as such, items are recognized as discrete items in the quarter in which they occur. The Company's estimated AETR for the Successor Period is 0.93% as a result of the valuation allowance recorded against its anticipated deferred tax assets.
The income tax expense of $17.9 million for the Predecessor Period was determined based on actual results for the Predecessor Period ended March 12, 2025, including those resulting from fresh start accounting. Any changes to its deferred tax assets and liabilities for the Predecessor Period (whether resulting from Reorganization Adjustments, Fresh Start Adjustments or otherwise) were partially offset with a corresponding adjustment to its valuation allowance.
In the Chapter 11 Cases, the cancellation of debt income (“CODI”) realized upon emergence from bankruptcy is excludable from taxable income, but results in a reduction of tax attributes in accordance with the attribute reduction and ordering rules of Section 108 of the Internal Revenue Code. The amount of the Company's CODI is estimated to be $478.1 million and will be taken completely against, and therefore will reduce, its NOL carryforwards. After taking into account the CODI the remaining federal NOL carryforward is estimated to be approximately $1.8 billion and all federal NOL carryforwards do not expire. The reductions in NOL carryforwards for the CODI are expected to be fully offset by a corresponding decrease to the Company's valuation allowance as of December 31, 2025. Some states have similar rules for attribute reduction which will result in the reduction of certain of its state NOL carryforwards.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting our financial condition at March 31, 2025 and results of operations for the Period from March 13, 2025 through March 31, 2025 (the "Successor Period"), the Period from January 1, 2025 through March 12, 2025 (the "Predecessor Period"), and the Predecessor three months ended March 31, 2024. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements of Spirit Airlines and notes thereto.
Although GAAP requires that we report on our results for the Predecessor Period from January 1, 2025 through March 12, 2025 and the Successor Period from March 13, 2025 through March 31, 2025 separately, management views our operating results for the three months ended March 31, 2025 by combining the results of the Predecessor and the Successor Periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the operating results for the period from January 1, 2025 through March 12, 2025 to any of the previous periods reported in the condensed consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. We believe the key performance indicators such as operating revenues and expenses for the combined Predecessor and Successor period ended March 31, 2025 with the Predecessor three months ended March 31, 2024 provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods and any material impacts as a result of fresh start accounting were included within the discussion of these changes.
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
We exclude special charges (credits), loss (gain) on disposal of assets, furlough, termination and retention related expenses, litigation loss contingency adjustment recorded in the first quarter of 2024 to determine Adjusted CASM. We believe that also excluding aircraft fuel expense and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024 and subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Aviation Holdings, Inc. ("Spirit") and its consolidated subsidiaries (together with Spirit, the "Company"), headquartered in Dania Beach, Florida, is a leading low-fare carrier committed to offering an enhanced travel experience with flexible, affordable options. Our all-Airbus S.A.S. ("Airbus") fleet is one of the youngest and most fuel efficient in the United States. We serve destinations throughout the United States, Latin America and the Caribbean. Our network is supported by an all-Airbus fleet that is one of the youngest and most fuel efficient in the United States.

On May 13, 2025, we announced updates to our Free Spirit® Loyalty Program and onboard experience. These updates are part of our ongoing initiatives to provide more value and comfort, along with an enhanced Guest experience.

Updates to our Go Comfy product include the following:

•Introduction of more than 40 extra-legroom seats with 32-inch pitch across 7 rows
•Includes carry-on, snack and drink, no change or cancel fees, and Priority Boarding
•Blocked middle seat will be phased out
•Bookings opened May 15, with availability on flights starting July 9

Enhancements to our Free Spirit program include the following:

•Points can now be redeemed across all four travel options (Go Big, Go Comfy, Go Savvy, Go)
•Complimentary seat upgrades for Free Spirit Status and Mastercard holders
•Upgrade benefit expands to one additional Guest on the reservation beginning in June
•Two free checked bags for Free Spirit Credit Cardholders and a new Free Spirit Debit Card scheduled to launch later this year
•No changes to qualifying requirements for Status

These changes are designed to build Guest loyalty, improve brand perception, and give travelers more opportunities to experience and enjoy our premium options.

Emergence from Bankruptcy
On November 18, 2024 (the "Petition Date"), Spirit Airlines Inc. ("Former Spirit") commenced a voluntary case (the "Chapter 11 Case") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), and, on November 25, 2024, certain of Former Spirit's subsidiaries (together with Former Spirit, the "Company Parties") also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Case (collectively, the "Chapter 11 Cases"). On February 20, 2025, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and Its Debtor Affiliates (the "Plan"). On March 12, 2025 (the "Emergence Date" or the "Effective Date"), we emerged from the Chapter 11 Cases in accordance with the Plan. Since the Petition Date and through the Emergence Date, the Company Parties operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

Plan of Reorganization

On the Emergence Date, all conditions precedent to the effectiveness of the Plan were either satisfied or waived, and we emerged from the Chapter 11 Cases. In accordance with the Plan and effective as of the Emergence Date:

•Cancellation of Senior Secured Notes and Convertible Notes. The then-outstanding Senior Secured Notes (Class 4 Claims) and Convertible Notes (Class 5 Claims) were canceled and terminated. Refer to "Notes to Condensed Consolidated Financial Statements—15, Debt and Other Obligations" for additional information.

•Exit Secured Notes. Certain subsidiaries of Spirit issued $840.0 million of senior secured notes due 2030 (the “Exit Secured Notes”), at an interest rate of (x) 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or (y) at 11.00% per annum payable in cash, to certain creditors in the Chapter 11 Cases. Refer to "Notes to Condensed Consolidated Financial Statements—15, Debt and Other Obligations" for additional information.

•Exit Revolving Credit Facility. Spirit and certain of its subsidiaries entered into Amended and Restated Credit and Guaranty Agreement with the lenders of the revolving credit facility due in 2026 (“Exit RCF” or "Exit Revolving Credit Facility") that provides revolving credit loans and letters of credit in an aggregated amount equal to $275.0 million and an uncommitted incremental revolving credit facility up to $25.0 million. The commitment of $275.0 million will be reduced to $250.0 million on September 30, 2026. Concurrently, Former Spirit paid the then-outstanding Revolving Credit Facility of $300.0 million (Class 3 Claims) in full. Refer to "Notes to Condensed Consolidated Financial Statements—15, Debt and Other Obligations" for additional information.

•Termination of the Debtor-in-Possession Financing. The Company's Parties' $300.0 million senior secured superpriority debtor-in-possession facility (the “DIP Facility”) that the Company Parties previously entered into was fully repaid and subsequently terminated. Refer to "Notes to Consolidated Financial Statements—15, Debt and Other Obligations" for additional information.

•Common Stock and Warrants. Spirit issued 16,067,305 shares of a single class of common stock (the “Common Stock”) and 24,255,256 warrants to purchase shares of Common Stock (the “Warrants”) to certain creditors in the Chapter 11 Cases, as further described in "Notes to Condensed Consolidated Financial Statements—8, Equity" and certain adjustments set forth in the Plan.

•Cancellation of Prior Equity Securities. All common stock, unvested equity awards, any outstanding PSP loan warrants and all other equity interests in Former Spirit that were outstanding immediately prior to the Emergence Date were terminated and canceled. Refer to "Notes to Consolidated Financial Statements—8, Equity" for additional information.

•Settlement of Claims and Fees. General Administrative Claims, Professional Fee Claims, and fees payable to U.S. Trustee were or will be paid in full.

•Unimpaired Claims. Other Secured Claims (Class 1 Claims) and Other Priority Claims (Class 2 Claims were paid or will be paid in full in the ordinary course, were reinstated, or otherwise rendered unimpaired. General Unsecured Claims (Class 6 Claims) were reinstated or otherwise rendered unimpaired.

•Election of Directors. Spirit appointed new members to its board of directors and the directors of Former Spirit stepped down.

•Charter and Bylaws. Pursuant to the Plan, Spirit amended and restated its certificate of incorporation (the “Charter”) and bylaws (the “Bylaws”), each of which became effective on the Effective Date.

•Holding Company Reorganization. The Company completed a corporate reorganization (the “Corporate Reorganization”) pursuant to which Spirit became the new parent company, with Former Spirit becoming a wholly owned subsidiary of Spirit and converting from a Delaware corporation to a Delaware limited liability company. Spirit became the successor issuer to Former Spirit for SEC reporting purposes pursuant to Rule 15d-5 of the Exchange Act.

The costs of efforts to restructure our capital, prior to and during the Chapter 11 Cases, along with all other costs incurred in connection with the Chapter 11 Cases, have been material.

Reorganization Items

Any expenses and losses incurred or realized as of or subsequent to the Petition Date through the Emergence Date and as a direct result of the Chapter 11 Cases are recorded within reorganization expense on our condensed consolidated statements of operations. For the Current Predecessor Period, we recorded $421.5 million of reorganization gain. Refer to "Notes to Condensed Consolidated Financial Statements—3, Emergence from Voluntary Reorganization under Chapter 11" for additional information.

Special Charges, Non-Operating

Expenses incurred prior to the Petition date or after the Emergence Date in relation to the Chapter 11 Cases are recorded within special charges, non-operating on our condensed consolidated statements of operations. For the Current Predecessor and Successor Period ended March 31, 2025, we recorded $6.9 million of prepetition charges primarily related to professional and other fees. Refer to "Notes to Condensed Consolidated Financial Statements—7, Special Charges (Credits)" for additional information.

Fresh Start Accounting

In connection with the emergence from bankruptcy and in accordance with ASC 852, we qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of the then existing common shares of the Predecessor received less than 50% of the Common Stock shares of the Successor outstanding upon emergence and (2) the reorganization value of the Predecessor’s assets immediately prior to confirmation of the Plan of $8,720 million was less than the total of all post-petition liabilities and allowed claims of $9,819 million.

In accordance with ASC 852, upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to our assets and liabilities based on their fair values (except for deferred income taxes) in accordance with FASB ASC Topic No. 805 - Business Combinations (ASC 805) and FASB ASC Topic No. 820 - Fair Value Measurements (ASC 820). The amount of deferred income taxes recorded due to the fair value adjustments to assets and liabilities was determined in accordance with FASB ASC Topic No. 740 - Income Taxes.

With the application of fresh start accounting, we allocated our reorganization value to individual assets based on their estimated fair value. The reorganization value represents the fair value of the Successor’s total assets before considering certain liabilities and is intended to approximate the amount a willing buyer would pay for the Successor’s assets immediately after restructuring. The Plan confirmed by the Bankruptcy Court estimated a range of enterprise values between $6.1 billion and $6.8 billion.

The following table reconciles the enterprise value to the reorganization value of Successor’s assets that has been allocated to our individual assets as of the Fresh Start Reporting Date (in millions):

Fresh Start Reporting Date
Enterprise Value	$6,450
Plus: Excess cash and cash equivalents	508
Plus: Non-operating assets	447
Plus: Current and other liabilities (excluding debt)	1,315
Reorganization Value	$8,720

To determine fair value adjustments as of the Effective Date, we engaged third-party valuation experts to conduct an analysis of the condensed consolidated balance sheets to determine the fair values of each balance. The material adjustments were made to property plant and equipment, leased liabilities and ROU assets, assets held-for-sale, and debt. Refer to "Notes to Condensed consolidated Financial Statements—4, Fresh Start Accounting" for additional information.

NYSE American Listing

On November 18, 2024, we received written notice from the NYSE notifying us that, as a result of the Chapter 11 Case and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that Former Spirit's shares of common stock, par value $0.0001 per share (the "Old Common Stock"), would be delisted from the NYSE and that trading of the shares of Old Common Stock on NYSE was suspended immediately. As a result of the suspension and expected delisting, the shares of Old Common Stock commenced trading on the OTC Pink Market under the symbol "SAVEQ" on November 19, 2024 and continued through the Emergence Date. Upon emergence, all equity securities of Former Spirit outstanding prior to the Effective Date, including Old Common Stock, were canceled, released, and extinguished, and of no further force or effect and without any need for a holder of Old Common Stock to take further action with respect thereto.

Following emergence, and consistent with our contractual obligations, Spirit applied to list its issued shares of Common Stock on the NYSE American stock exchange. Refer to "Notes to Condensed Consolidated Financial Statements—8, Equity"

for additional information. Trading of our shares of Common Stock began on April 29, 2025, at market open under the symbol "FLYY."
Trends and Uncertainties Affecting Our Business
We believe that our operating and business performance is influenced by various factors, including those impacting the airline industry, broader travel trends and the specific markets and customer base we target. The following key factors may affect our future performance:

Ability to Execute our Strategy to Drive Higher Unit Revenues. Recently, we implemented several strategic changes aimed at driving higher unit revenues and improving profitability. The success of this revised strategy depends on our ability to secure higher fares for our premium leisure travel options, while maintaining high load factors and generating strong ancillary revenue from guests opting for our à la carte offerings.

Ability to Drive Profitability While Reducing Network Capacity. In 2024, we decided to reduce our capacity and re-align our network to enhance operational reliability, focusing on markets where industry capacity and demand are better aligned. The success of this strategy requires increasing our market share in targeted markets, which, in turn, should allow us to command a pricing premium and generate higher revenue per ASM.

Maintaining Low Unit Costs. Our cost structure has consistently been among the lowest in the U.S. airline industry, which is one of our key competitive advantages. This has allowed us to offer low fares, drive traffic volume, increase market share and protect profitability. However, as we reduce our capacity and slow our growth in the coming years, unit costs may increase due to fewer units available to absorb fixed costs. Additionally, we have faced inflationary pressures, particularly in areas such as wages, salaries, benefits and airport operating costs.

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

In addition to the effects of the Pratt & Whitney GTF engine issues on our operational reliability, we have experienced an overall increase in volatility in seasonality as well as a decrease in unit revenue and persistently higher fuel prices over the last few years, which have negatively affected revenue and costs. Should these trends continue into the future, our operating results may be negatively impacted.

Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record, reputation, code-sharing relationships, loyalty programs and redemption opportunities. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and loyalty program initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods in efforts to maximize unit revenue. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that puts it under financial pressure to sell tickets.

The legacy network carriers have developed a fare-class pricing approach, in which a portion of available seats may be sold at or near our prices, but without most product features available only to those passengers paying at higher fare levels on the same flight. Broad fare discounting may have the effect of diluting the profitability of revenues of high-cost legacy carriers, but the more focused fare-class approach may allow network carriers to continue offering prices competitive to those of low-cost carriers on some flights or routes, while maintaining higher pricing to their traditional constituencies of corporate and less price-sensitive travelers. Moreover, the massive scale and network reach of legacy network carriers provides an inherent advantage for their loyalty reward programs, which represent a material portion of revenues in profitability of those carriers.

Seasonality and Volatility. Our results of operations for any interim period are not necessarily indicative of those for the entire year because the air transportation business is subject to significant seasonal fluctuations. We generally expect demand to be greater in the second and third quarters compared to the rest of the year. The air transportation business is also volatile and highly affected by economic cycles and trends. Consumer confidence and discretionary spending, fear of terrorism or war, weakening economic conditions, fare initiatives, fluctuations in fuel prices, labor actions, changes in governmental regulations on taxes and fees, weather, outbreaks of pandemic or contagious diseases and other factors have resulted in significant fluctuations in revenues and results of operations in the past. We believe demand for business travel historically has been more sensitive to economic pressures than demand for lower-priced discretionary travel, which comprises most of the demand we serve. Finally, a significant portion of our operations are concentrated in markets such as South Florida, the Caribbean, Latin America and the Northeast and northern Midwest regions of the United States, which are particularly vulnerable to weather, airport traffic constraints and other delays.
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

Labor. The airline industry is heavily unionized. The wages, benefits and work rules of unionized airline industry employees are determined by collective bargaining agreements ("CBAs"). Relations between air carriers and labor unions in the United States are governed by the United States Railway Labor Act ("RLA"). Under the RLA, CBAs generally contain “amendable dates” rather than expiration dates, subject to standard early opener provisions, and the RLA requires that a carrier maintain the existing terms and conditions of employment following the amendable date through a multi-stage and usually lengthy series of bargaining processes overseen by the National Mediation Board ("NMB"). This process continues until either the parties have reached agreement on a new CBA, or the parties have been released to “self-help” by the NMB. In most circumstances, the RLA prohibits strikes; however, after release by the NMB, carriers and unions are free to engage in self-help measures such as strikes and lockouts.

We have six union-represented employee groups comprising approximately 84% of our employees at March 31, 2025. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW, our passenger service agents are represented by the Transport Workers Union, or TWU and our aircraft maintenance technicians are represented by the Aircraft Mechanics Fraternal Association, or AMFA. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.

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

Tariffs. The current U.S. Administration is in the process of expanding the scope of tariffs and significantly increasing the rates on goods imported into the United States. In response, foreign governments have imposed, and are expected to impose, retaliatory tariff measures against the United States. Any tariffs are expected to increase expenses.

These or additional changes in U.S. or international trade policies, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions for the transportation industry, which may adversely impact our operations through increased supply chain challenges, commodity price volatility and a decline in discretionary spending and consumer confidence, among others. We continue to monitor the situation.

Comparative Operating Statistics:
The following tables set forth our operating statistics for the combined Successor and Predecessor Periods for the three month period ended March 31, 2025 and Predecessor three month period ended March 31, 2024:

	Three Months Ended March 31,		Percent Change
	2025	2024
Operating Statistics (unaudited) (A):
Average aircraft	212.4	205.3	3.5%
Aircraft at end of period (B)	213	207	2.9%
Average daily aircraft utilization (hours)	8.1	10.4	(22.1)%
Departures	58,857	71,921	(18.2)%
Passenger flight segments (PFSs) (thousands)	8,768	10,814	(18.9)%
Revenue passenger miles (RPMs) (thousands)	8,604,963	10,882,616	(20.9)%
Available seat miles (ASMs) (thousands)	10,824,829	13,489,019	(19.8)%
Load factor (%)	79.5%	80.7%	(1.2) pts
Total revenue per passenger flight segment ($)	115.47	117.03	(1.3)%
Average yield (cents)	11.77	11.63	1.2%
TRASM (cents)	9.35	9.38	(0.3)%
CASM (cents)	12.02	10.92	10.1%
Adjusted CASM (cents)	11.89	10.68	11.3%
Adjusted CASM ex-fuel (cents)	9.30	7.67	21.3%
Fuel gallons consumed (thousands)	111,087	140,139	(20.7)%
Average economic fuel cost per gallon ($)	2.53	2.90	(12.8)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.
(B) Includes 21 aircraft recorded as assets held for sale on our condensed consolidated balance sheets as of March 31, 2025. Refer to “Notes to Condensed Consolidated Financial Statements—14. Fair Value Measurements" for additional information on the aircraft recorded as assets held for sale.

Executive Summary
Summary of Results

For the combined Successor and Predecessor Periods for the first quarter of 2025, we had a negative operating margin of 28.6% compared to a negative operating margin of 16.4% in the Predecessor prior year period. We generated a pre-tax income of $79.0 million and a net income of $61.3 million on operating revenues of $1,012.4 million. For the Predecessor first quarter of 2024, we generated a pre-tax loss of $157.1 million and a net loss of $142.6 million on operating revenues of $1,265.5 million.
Our Adjusted CASM ex-fuel for the combined Successor and Predecessor Periods for the first quarter of 2025 was 9.30 cents compared to 7.67 cents in the Predecessor prior year period. The increase on a per-ASM basis was primarily due to increases in aircraft rent expense, salaries, wages and benefits expense, other operating expenses, and landing fees and other rents expense.
As of March 31, 2025, we had 213 Airbus A320-family aircraft in our fleet comprised of 63 A320s, 29 A321s, 30 A321neos and 91 A320neos. As of March 31, 2025, we had 92 A320 family aircraft scheduled for delivery through 2031, of which 4 aircraft are scheduled for delivery during the remainder of 2025.

Comparison of the combined Successor and Predecessor Periods for the three months ended March 31, 2025 to the Predecessor three months ended March 31, 2024
Operating Revenues

Operating revenues for the combined Successor and Predecessor Periods decreased $253.1 million, or 20.0%, to $1,012.4 million for the first quarter of 2025, as compared to the Predecessor first quarter of 2024, primarily due to a decrease in traffic of 20.9%, and a decrease in capacity of 19.8%, partially offset by an increase in average yield of 1.2%, year over year.

Total revenue per passenger flight segment for the combined Successor and Predecessor Periods decreased 1.3%, year over year. The decrease in total revenue per passenger flight segment was primarily driven by an overall decrease in other revenue, which was not driven by changes in passenger flight segments, partially offset by a 1.2% increase in average yield, period over period.

Operating Expenses

Operating expenses decreased by $171.3 million to $1,301.6 million for the combined Successor and Predecessor Periods for the first quarter of 2025, compared to $1,472.9 million for the Predecessor first quarter of 2024, primarily due to decreases in aircraft fuel expense, salaries, wages, and benefits expense, and special charges as compared to the prior year period.
Aircraft fuel expense includes into-plane fuel expense and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs and taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments for the combined Successor and Predecessor Periods during the three months ended March 31, 2025 and Predecessor three months ended 2024.
Aircraft fuel expense decreased by $125.6 million, or 30.9%, from $406.4 million in the Predecessor first quarter of 2024 to $280.7 million in the combined Successor and Predecessor periods for the first quarter of 2025. This decrease in fuel expense, period over period, was due to a 20.7% decrease in fuel gallons consumed and a 12.8% decrease in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	111,087	140,139	(20.7)%
Into-plane fuel cost per gallon	$2.53	$2.90	(12.8)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$280,719	$406,351	(30.9)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil, as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 12.8% was primarily a result of a decrease in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the combined Successor and Predecessor Periods for the three months ended March 31, 2025 and the Predecessor first quarter 2024, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended March 31,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended March 31,
	2025	2024			2025	2024
	(in thousands)				(in cents)
Salaries, wages, and benefits	$384,797	$431,483	$(46,686)	(10.8)%	3.55	3.20	0.35	10.9%
Aircraft fuel	280,719	406,351	(125,632)	(30.9)%	2.59	3.01	(0.42)	(14.0)%
Aircraft rent	151,067	115,206	35,861	31.1%	1.40	0.85	0.55	64.7%
Landing fees and other rents	107,945	106,718	1,227	1.1%	1.00	0.79	0.21	26.6%
Depreciation and amortization	66,450	81,346	(14,896)	(18.3)%	0.61	0.60	0.01	1.7%
Maintenance, materials and repairs	58,707	54,915	3,792	6.9%	0.54	0.41	0.13	31.7%
Distribution	49,893	45,176	4,717	10.4%	0.46	0.33	0.13	39.4%
Special charges (credits)	(4)	36,258	(36,262)	NM	—	0.27	(0.27)	NM
Loss (gain) on disposal of assets	11,636	(3,029)	14,665	NM	0.11	(0.02)	0.13	NM
Other operating	190,345	198,450	(8,105)	(4.1)%	1.76	1.47	0.29	19.7%
Total operating expenses	$1,301,555	$1,472,874	$(171,319)	(11.6)%	12.02	10.92	1.10	10.1%
Adjusted CASM (1)					11.89	10.68	1.21	11.3%
Adjusted CASM ex-fuel (2)					9.30	7.67	1.63	21.3%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended March 31,
	2025		2024
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		12.02		10.92
Special charges (credits)	$—	—	$36.3	0.27
Loss (gain) on disposal of assets	11.6	0.11	(3.0)	(0.02)
Furlough, termination and retention-related expenses	2.9	0.03	$—	—
Litigation loss contingency	—	—	(1.4)	(0.01)
Adjusted CASM (cents)		11.89		10.68

(2)Excludes aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough, termination and retention-related expenses and a litigation loss contingency adjustment recorded in the first quarter of 2024.
Our Adjusted CASM ex-fuel for the combined Successor and Predecessor Periods for the first quarter of 2025 was 9.30 cents, compared to 7.67 cents in the Predecessor prior year period. The increase on a per-ASM basis was primarily due to an increase in salaries, wages and benefits expense, other operating expense, aircraft rent expense, and landing fees and other rents expense as well as a decrease in ASMs of 19.8%.
Salaries, wages and benefits for the combined Successor and Predecessor Periods for the first quarter of 2025 decreased $46.7 million, or 10.8%, as compared to the Predecessor first quarter of 2024. On a dollar basis, salaries, wages and benefits expense decreased due to lower salaries expense, vacation-time expense, bonus expense and 401(k) expense. These decreases were primarily driven by lower headcount and a decrease in operations, as compared to the prior year period. Additionally, we had a decrease of 19.8% in ASMs, resulting in an increase on a per-ASM basis.
Landing fees and other rents for the combined Successor and Predecessor Periods for the first quarter of 2025 increased $1.2 million, or 1.1%, as compared to the Predecessor first quarter of 2024. On a dollar and per-ASM basis, landing fees and other rents expense primarily increased as a result of an increase in station baggage rent, an increase in facility rent, as well as a decrease in signatory adjustment credits, period over period. These increases were driven by the introduction of new baggage rent fees at certain airports and higher rent rates. The increases were partially offset by decreases in landing fees and overfly fees driven by a decrease in departures, partially offset by higher rates as compared to the prior year period.
Aircraft rent expense for the combined Successor and Predecessor Periods for the first quarter of 2025 increased by $35.9 million, or 31.1%, as compared to the Predecessor first quarter of 2024. This increase in aircraft rent expense on a dollar basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the Predecessor first quarter of 2024, we have acquired 22 new aircraft financed under operating leases. In addition, the increase in aircraft rent expense on a dollar and per-ASM basis was a result of an increase in supplemental rent, period over period, driven by the increased use of short-term spare engines. The increase in aircraft rent expense on a per-ASM basis was due to our Go Comfy travel option, which guarantees a blocked middle seat.
In connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the revaluation of our leases right-of-use assets and related operating lease liabilities to their fair value using an estimated incremental borrowing rate at March 12, 2025 ("the Fresh Start Reporting Date"), as well as adjustments to the related right-of-use assets for off-market terms as of the Emergence Date, resulting in a net decrease in straight-line rent expense during the Successor Period. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting."

Depreciation and amortization for the combined Successor and Predecessor Periods for the first quarter of 2025 decreased by $14.9 million, or 18.3%, as compared to the Predecessor first quarter of 2024. On a dollar basis, depreciation expense decreased, period over period, primarily due to the change in the mix of leased and owned aircraft. Since the prior year period, we retired 12 previously owned A319 aircraft and reclassified 21 aircraft to assets held for sale within our condensed consolidated balance sheets, which are no longer being depreciated. Additionally, we recognized lower depreciation and amortization expense due to the aircraft on ground ("AOG") credits recognized as a reduction of the cost basis of assets purchased, including engines and deferred heavy maintenance. On a dollar basis, this decrease in depreciation expense was partially offset by an increase in the amortization of engine overhauls capitalized in the period. On a per-ASM basis, depreciation and amortization remained relatively consistent, as compared to the prior year period.

In connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the adjustment of our assets to their fair value at the Fresh Start Reporting Date. This resulted in changes to depreciation and amortization in the Successor Period related to the fair value adjustments recorded to our fixed assets values as of the Emergence Date. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting."
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the condensed consolidated statements of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs increased to $31.7 million for the combined Successor and Predecessor Periods for the first quarter of 2025 from $27.3 million for the Predecessor three months ended March 31, 2024. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. In addition, as part of fresh start accounting, we recorded a fair value adjustment to decrease the book values of our deferred heavy maintenance, which resulted in a related decrease to amortization expense in the Successor Period. However, as our fleet continues to grow and age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those future costs. If the amortization of heavy maintenance events was expensed within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $90.4 million and $82.3 million for the combined Successor and Predecessor Periods for the three months ended March 31, 2025 and Predecessor three months ended March 31, 2024, respectively.
Additionally, we wrote off $120.9 million of capitalized deferred heavy maintenance costs related to our owned aircraft with the adoption of fresh start accounting. The aircraft and spare engines values as of the Emergence Date, were determined using a market approach, and included recent half-life and maintenance adjusted values. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting."
Maintenance, materials and repairs expense for the combined Successor and Predecessor Periods increased by $3.8 million, or 6.9%, as compared to the Predecessor first quarter of 2024. The increase in maintenance costs on both a dollar and per-ASM basis was mainly due to a higher volume of maintenance events, partially offset by a decrease in aircraft and rotable maintenance events as a result of a decrease of 18.2% in departures in the current period as compared to the prior year period.

Distribution costs increased by $4.7 million, or 10.4%, in the combined Successor and Predecessor Periods for the first quarter of 2025 as compared to the Predecessor first quarter of 2024. The increase on a dollar and per-ASM basis was primarily due to higher advertising expense in the current year period, related to our new travel options and transformed Guest experience. The increase was offset by decreased sales volume, which impacts our variable distribution costs such as credit card fees.

We had no significant special charges (credits) for the combined Successor and Predecessor Periods for the first quarter of 2025. Special charges for the Predecessor three months ended March 31, 2024 consisted of $28.3 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue and $8.0 million related to our retention award program in connection with the former Merger Agreement with JetBlue. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—7. Special Charges (Credits)."

Loss (gain) on disposal of assets for the combined Successor and Predecessor Periods for the first quarter of 2025 primarily consisted of $18.5 million adjustment to impairment charges recorded during the fourth quarter 2024 related to changes in estimates of costs to sell associated with our plan to early retire and sell 23 A320ceo and A321ceo aircraft, a $6.4 million gain related to two aircraft sale leaseback transactions related to new aircraft deliveries completed during the first quarter of 2025, a $0.9 million net gain true-up recorded related to the sale of A319 airframes and engines sold in 2024, as well as $0.4 million in losses related to the write-off of obsolete assets and other adjustments. Loss (gain) on disposal of assets for the Predecessor three months ended March 31, 2024 primarily consisted of an $8.7 million gain related to 3 aircraft sale leaseback transactions related to new aircraft deliveries, partially offset by a net loss of $3.9 million related to the sale of 5 A319 airframes and 15 A319 engines and a $1.7 million loss related to 2 sale-leaseback transactions on aircraft previously owned. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—6. Loss (Gain) on Disposal."

Other operating expenses for the combined Successor and Predecessor Periods for the first quarter of 2025 decreased by $8.1 million, or 4.1%, as compared to the Predecessor three months ended March 31, 2024. The decrease in other operating expenses on a dollar basis was primarily due to a decrease in travel and lodging expense and ground handling expense, partially offset by an increase in passenger food, legal fees and outside services expense. The decreases are primarily a result of a decrease in operations, an 18.2% decrease in departures, and a decrease in hotel occupation rate due to usage of our residential building, partially offset by an increase in ground handling rates at certain airports at which we operate, period over period. Additionally, we had a decrease of 19.8% in ASMs, resulting in an increase on a per-ASM basis.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the Predecessor Period from January 1, 2025 through March 12, 2025, primarily represented interest and accretion related to our 8.00% senior secured notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. In addition, our interest expense for the Predecessor Period included the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes, which were canceled as of the Emergence Date.
Our interest expense and corresponding capitalized interest for the Successor Period from March 13, 2025, through March 31, 2025, primarily represented the interest related to the Exit Secured Notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. Refer to "Notes to Consolidated Financial Statements—15, Debt and Other Obligations" for additional information.
As part of our emergence from bankruptcy and in compliance with ASC 852, we implemented fresh start accounting, which required us to record a fair value adjustment to our remaining outstanding debt as of the Fresh Start Reporting Date. The adjustments to each debt instrument will be amortized through the remaining term of the related debt instrument to accrete the adjusted balance to its face value at the end of the loan. Amortization will be recorded in interest expense, within the condensed consolidated statements of operations. For further details, see “Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting.”
Our interest expense and corresponding capitalized interest for the Predecessor three months ended March 31, 2024, primarily represented interest and accretion related to our 8.00% senior secured notes, as well as the interest related to the financing of purchased aircraft, the discount amortization and mark to market adjustments related to our convertible notes due 2026 and the interest related to our convertible notes.

Our interest income for the combined Successor and Predecessor Periods for the three months ended March 31, 2025 primarily represented interest income earned on cash, cash equivalents, short-term investments and restricted cash. Our interest income for the Predecessor three months ended March 31, 2024 represented interest income earned on cash, cash equivalents and short-term investments. During the combined Successor and Predecessor Periods for three months ended March 31, 2025 and Predecessor first quarter of 2024, we had interest income of $10.9 million and $13.6 million, respectively.

Other (income) expense for the combined Successor and Predecessor Periods for the three months ended March 31, 2025, primarily represents realized gains and losses related to foreign currency transactions. Other (income) expense for the Predecessor three months ended March 31, 2024, primarily represents cash received from JetBlue under the terms of the Termination Agreement.

Income Taxes

Our effective tax rate for the combined Successor and Predecessor Periods for the first quarter of 2025 was 22.5%, compared to 9.2% for the Predecessor first quarter of 2024. The decrease in the tax rate, as compared to the prior year period, is primarily driven by an increase in valuation allowances on our deferred tax assets. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Liquidity and Capital Resources

Going Concern

On March 12, 2025, we emerged from the Chapter 11 Cases in accordance with the Plan. As part of the reorganization, we successfully restructured certain of our debt obligations, secured new financing arrangements, and issued new equity securities, consisting of the Common Stock and Warrants. For a discussion of our plan of reorganization, see “Notes to Condensed Consolidated Financial Statements—3. Emergence from Voluntary Reorganization Under Chapter 11” for additional information. However, we have continued to be adversely affected by a challenging pricing environment and continue to face challenges and uncertainties in our business operations. We expect these trends to continue for at least the remainder of 2025.

Management has assessed the impact of the current pricing environment on its liquidity requirements over the next 12 months. Based on such evaluation, we have concluded that it is probable we will have sufficient liquidity to meet our future cash needs with cash and cash equivalents, cash flows from operations, and management’s current plans, including the implementation of network and product enhancements, including to our Go Comfy travel option, the execution of planned sale leaseback transactions related to certain of our owned spare engines, and the renegotiation of terms with our credit card processor and/or other parties to facilitate payment processing. Management can give no assurances that its current plans will be successful or that we will be able to secure additional sources of funds to support our operations, or, if such funds are available, that such additional funds will be on terms acceptable to us or sufficient to meet our liquidity needs.
Our condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates the continuity of operations, realization of assets and liquidation of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

For a discussion of our plan of reorganization, see “Notes to Condensed Consolidated Financial Statements—3. Emergence from Voluntary Reorganization Under Chapter 11” for additional information.

Bankruptcy Liquidity

As a result of the Chapter 11 Cases, we canceled $1.6 billion of our liabilities subject to compromise and terminated the applicable agreements governing such obligations. On the Emergence Date, we fully repaid and terminated the $300.0 million DIP Facility and paid the then-outstanding Revolving Credit Facility of $300.0 million in full. Concurrently, we entered into the Exit RCF in the aggregated amount of $275.0 million and issued $840.0 million of Exit Secured Notes. Refer to "Notes to Consolidated Financial Statements—15, Debt and Other Obligations" for additional information.

Additionally, in connection with our $350.0 million Equity Rights Offering, we issued 16,067,305 shares of Common Stock and 24,255,256 Warrants, as further described in Note 8, Equity.

In connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the revaluation of our remaining outstanding debt to its fair value at the Fresh Start Reporting Date and the establishment of new interest rates for the Successor Period. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting."

EETC Transaction Liquidity

On March 31, 2025, we completed a private offering of Class B(R) Pass Through Certificates, Series 2025-1B(R) (the “Class B(R) Certificates”), in the aggregate face amount of $215 million, the proceeds of which will be used to acquire new equipment notes to be issued by the Company. In April 2025, we used the proceeds from the issuance to repay $43.0 million outstanding related to our existing “Series B” equipment notes issued under the 2017-1 pass through certificates, pay transaction fees, and for general corporate purposes.

General Liquidity

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. As of March 31, 2025, we had $882.1 million of liquidity comprised of unrestricted cash and cash equivalents, short-term investment securities and funds available under our Exit Revolving Credit Facility.

In addition, on July 2, 2024, we modified our agreement with our primary credit card processor to extend the term through December 31, 2025, including automatic extensions for two successive one-year terms. Based on the terms of the agreement, we deposited $200.0 million into a deposit account and deposited $50.0 million into a restricted account. As such, the balance of the deposit account is included in cash and cash equivalents within our condensed consolidated balance sheets, and the $50.0 million in the restricted account is included in restricted cash within our condensed consolidated balance sheets. Additionally, as of March 31, 2025, we provided a deposit of $25.0 million to a credit card processor recorded within deposits and other current assets in our condensed consolidated balance sheets. Refer to "Notes to Consolidated Financial Statements—15. Debt and Other Obligations" for additional information regarding our credit card processing arrangements and for our Exit Revolving Credit Facility.

In addition, as part of our continued strategy to return to profitability through 2025, we identified approximately $100 million of annualized cost reductions, driven primarily by a reduction in workforce commensurate with our expected flight volume.

Currently, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the three months ended March 31, 2025, we did not take delivery of any aircraft under direct operating leases. During the three months ended March 31, 2025, we made $51.2 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the combined Predecessor and Successor Periods ended March 31, 2025, we paid $2.1 million in PDPs and $1.4 million of capitalized interest for future deliveries of aircraft and spare engines. In addition, during the combined Predecessor and Successor Periods ended March 31, 2025, we received $26.4 million in PDPs related to sale leaseback transactions completed during the period for aircraft that were originally part of our order book, the Amendment entered into during the second quarter of 2024, as well as the Direct Lease Transaction and PDP Transaction entered into during the third quarter of 2024. As of March 31, 2025, we had $86.3 million of PDPs on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of March 31, 2025, we had secured financing for 39 aircraft to be leased directly from third-party lessors and 1 aircraft which will be financed through sale leaseback transactions, with deliveries expected through 2028. We do not have financing commitments in place for the remaining 52 Airbus firm aircraft orders, scheduled for delivery through 2031. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity and capital market availability.

Net Cash Flows Provided (Used) By Operating Activities. Cash used by operating activities was $10.6 million in the Successor Period, cash used by operating activities was $223.7 million in the Predecessor Period, and cash used by operating activities was $137.0 million in the Predecessor three months ended March 31, 2024. Cash used by operating activities in the Successor Period was primarily related to a decrease in accounts receivable, net and an increase in accounts payable. The cash used in the period was partially offset by a decrease in air traffic liability. Cash used by operating activities in the Predecessor Period was primarily related to the non-cash expense of reorganization items.

Net Cash Flows Provided (Used) By Investing Activities. Cash used by investing activities in the Successor Period was $4.2 million, cash provided by investing activities in the Predecessor Period was $19.0 million, and cash provided by investing activities was $98.8 million in the Predecessor three months ended March 31, 2024. Cash used by investing activities during the Successor Period was primarily related to cash used to purchase property and equipment. Cash provided by investing activities during the Predecessor Period was primarily related to refunds of PDPs partially offset by the cash used to purchase property and equipment.

Net Cash Flows Provided (Used) In Financing Activities. Cash provided by financing activities was $207.6 million in the Successor Period, cash used by financing activities was $300.6 million in the Predecessor period, and cash used was $48.1 million in the Predecessor three months ended March 31, 2024. During the Successor Period, the amount of cash provided was mainly driven by the proceeds of the issuance of long-term debt. During the Predecessor Period, the amount of cash used was mainly driven by cash payments on debt obligations, partially offset by the proceeds of the issuance of common stock and warrants.

Commitments and Contractual Obligations

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies.

As of March 31, 2025, our aircraft orders consisted of 53 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected through 2031. Of these 53 aircraft, we have 1 aircraft scheduled for delivery in the remainder of 2025. As of March 31, 2025, we had secured financing for the 1 aircraft scheduled for delivery from Airbus through 2025, which will be financed through a sale leaseback transaction. As of March 31, 2025, we did not have financing commitments in place for the remaining 52 Airbus aircraft on firm order through 2031. However, we have a financing letter of agreement with Airbus which provides backstop financing for a majority of the aircraft included in the Airbus Purchase Agreement signed in the fourth quarter of 2019. The agreement provides a standby credit facility in the form of senior secured mortgage debt financing. The contractual purchase amounts for all aircraft orders from Airbus as of March 31, 2025, are included within the flight equipment purchase obligations in the table below. In addition, rent commitments related to aircraft that will be financed through sale leaseback transactions are included within the aircraft rent commitments below.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement that requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of March 31, 2025, we were committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.

In addition to the Airbus Purchase Agreement, as of March 31, 2025, we had secured 39 direct leases for aircraft with third-party lessors, with deliveries in the remainder of 2025 through 2028. As of March 31, 2025, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors and sale leaseback transactions are expected to be approximately $11.1 million for the remainder of 2025, $18.3 million in 2026, $80.9 million in 2027, $178.3 million in 2028, $225.5 million in 2029 and $2,192.5 million in 2030 and beyond.

We have significant obligations for aircraft and spare engines, as we had 164 leased aircraft, of which 146 aircraft were financed under operating leases and 18 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions, and 5 spare engines financed under operating leases.

Aircraft rent payments were $143.0 million and $118.2 million for the three months ended March 31, 2025 and March 31, 2024, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $16.9 million and $16.9 million for the three months ended March 31, 2025 and March 31, 2024, respectively, for aircraft which would have been deemed finance leases resulting in failed sale leaseback transactions.

Our fixed-rate operating leases with terms greater than 12 months are included within operating lease right-of-use assets with the corresponding liabilities included within current maturities of operating leases and operating leases, less current maturities on our condensed consolidated balance sheets. Leases with a term of 12 months or less and variable-rate leases are not recorded on our condensed consolidated balance sheets. Please see "Notes to Condensed Consolidated Financial Statements—12. Leases" for further discussion on our leases.

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt and lease arrangements. The following table discloses aggregate information about our contractual obligations as of March 31, 2025 and the periods in which payments are due (in millions):

	2025	2026 - 2027	2028 - 2029	2030 and beyond	Total
Long-term debt (1)	$107	$430	$494	$1,737	$2,768
Interest and fee commitments (2)	115	301	248	133	797
Finance and operating lease obligations	433	1,091	1,014	5,120	7,658
Flight equipment purchase obligations (3)	63	195	1,422	1,858	3,538
Other (4)	36	47	3	—	87
Total future payments on contractual obligations	$754	$2,064	$3,181	$8,848	$14,848

(1)Includes principal only associated with our outstanding long-term debt instruments, including principal payments related to failed sale leaseback transactions. In addition, includes paid-in-kind (PIK) interest that is anticipated to accrue and be settled along with the principal repayment of the Company’s Exit Secured Notes at maturity. Refer to “Notes to Condensed Consolidated Financial Statements—15. Debt and Other Obligations.”
(2)Related to our outstanding long-term debt instruments. Includes commitment fees accrued as of March 31, 2025 related to our variable-rate revolving credit facility. Refer to “Notes to Condensed Consolidated Financial Statements—15. Debt and Other Obligations.”
(3)Includes estimated amounts for contractual price escalations, PDPs and other payments on flight equipment as of March 31, 2025.
(4)Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to “Notes to Condensed Consolidated Financial Statements—13. Commitments and Contingencies.”

Off-Balance Sheet Arrangements
As of March 31, 2025, we had a line of credit related to corporate credit cards of $6.0 million, collateralized by $6.0 million in restricted cash, from which we had drawn $0.2 million.

As of March 31, 2025, we had lines of credit with counterparties for derivatives in the amount of $3.5 million. We are required to post collateral for any excess above the lines of credit if the derivatives, if any, are in a net liability position. As of March 31, 2025, we did not hold any derivatives.
As of March 31, 2025, we had $11.9 million in surety bonds, primarily collateralized by a letter of credit and $49.1 million standby letters of credit collateralized by $50.5 million of restricted cash, representing an off-balance sheet commitment, of which $48.5 million were issued letters of credit.

Critical Accounting Estimates
Refer to "Critical Accounting Policies and Estimates" contained in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of our critical accounting estimates. There have been no material changes to our critical accounting estimates since our Annual Report on Form 10-K for the year ended December 31, 2024.

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding special charges (credits), loss (gain) on disposal of assets, furlough, termination and retention-related expenses, litigation loss contingency adjustment recorded in the first quarter of 2024, divided by ASMs.

“Adjusted CASM ex-fuel” means operating expenses excluding aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough, termination and retention-related expenses, litigation loss contingency adjustment recorded in the first quarter of 2024, divided by ASMs.
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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the three months ended March 31, 2025 represented approximately 21.6% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $135 million. As of March 31, 2025, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Interest Rates. We have market risk associated with our short-term investment securities, which had a fair market value of $119.6 million as of March 31, 2025.

Fixed-Rate Debt. As of March 31, 2025, we had $1,603.2 million outstanding in fixed-rate debt related to 38 Airbus A320 aircraft and 29 Airbus A321 aircraft, which had a fair value of $1,556.4 million. In addition, as of March 31, 2025, we had $841.8 million and $136.3 million outstanding in fixed-rate debt related to our Exit Secured Notes and our unsecured term loans, respectively, which had fair values of $802.4 million and $130.0 million.

Variable-Rate Debt. As of March 31, 2025, we did not have any outstanding variable-rate long-term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act), during the quarter ended March 31, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

Except as listed below, there have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025. Investors are urged to review all such risk factors carefully.

Risks Related to our Emergence from Chapter 11 Bankruptcy

We recently emerged from bankruptcy, which could adversely affect our business and relationships.

Our having filed for bankruptcy, notwithstanding our recent emergence from the Chapter 11 bankruptcy proceedings, could adversely affect our business and relationships with our general unsecured creditors, employees, customers, vendors, suppliers, aircraft lessors, holders of secured aircraft indebtedness and other third parties. Due to uncertainties, many risks exist, including the following:

•the ability to attract, motivate, and/or retain key executives and employees may be adversely affected;
•employees may be more easily attracted to other employment opportunities; and
•competitors may take business away from us, and our ability to retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation and we cannot provide assurance that having been subject to bankruptcy proceedings will not adversely affect our operations in the future.

Our ability to use net operating loss carryforwards (“NOLs”) became subject to limitation, and may be reduced or eliminated, in connection with the implementation of the Plan. The Bankruptcy Court entered an order that was designed to protect our NOLs until the Plan was consummated.

Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income NOLs carried forward from prior years. To date, we have generated a significant amount of U.S. federal NOLs.

Our ability to utilize our NOLs to offset future taxable income and to reduce our U.S. federal income tax liability is subject to certain requirements and restrictions. If we experience an “ownership change,” as defined in Section 382 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”), our ability to use our NOLs may be substantially limited, which could increase the taxes paid by the Company. Although we took steps to limit risk of an ownership change before consummation of the Plan, we cannot provide assurance that these steps were successful. Moreover, we underwent an ownership change under Section 382 of the Code in connection with the consummation of the Plan, and there can be no assurance that we will not experience another ownership change in the future.

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

As of March 31, 2025, we had cash and cash equivalents of $487.5 million and $275.0 million available for borrowing under our Exit Revolving Credit Facility. We will continue to be dependent on our operating cash flows to fund our operations and to make scheduled payments on our aircraft-related fixed obligations and other debt obligations. However, we anticipate that we will need additional funds to finance our operations and our debt obligations.

We have implemented and continue to implement plans to improve our liquidity, including the implementation of network and product enhancements, including to our Go Comfy travel option, the execution of planned sale leaseback transactions related to certain of our owned spare engines, and the renegotiation of terms with our credit card processor and/or other parties to facilitate payment processing, and enhancements to our Go Comfy travel option. However, there can be no assurance that we will be able to achieve our business plans or return to profitability. Further, we can give no assurances that we will be able to secure additional sources of funds to support our operations or refinance our existing indebtedness, or, even if such additional funds are available to us, that such additional financing will be on terms that are acceptable to us or sufficient to meet our needs. If we are unable to raise sufficient capital or refinance our existing indebtedness when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may need to significantly modify our operational plans to continue as a going concern. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us, under certain circumstances. If we fail to maintain certain liquidity and other financial covenants, their rights to holdback would become operative, which would result in a reduction of unrestricted cash that could be material. Inadequate liquidity may materially adversely affect our share price and our ability to raise new capital or to enter into or amend critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.

We have substantial indebtedness following consummation of the Plan which may adversely affect our financial position and operating flexibility.

Although our indebtedness was reduced through the Plan, our financial performance could be affected by our substantial indebtedness. As of March 31, 2025 we had $2,581.3 million of indebtedness outstanding and $275.0 million available for borrowing under our Exit Revolving Credit Facility. The degree to which we are leveraged could have important consequences, including, but not limited to:

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
•cause us to lose access to one or more aircraft and forfeit our rent deposits if we are unable to make our required aircraft lease rental and debt payments and our lessors or lenders exercise their remedies under the lease and debt agreements, including cross default provisions in certain of our leases and mortgages;
•make it more difficult for us to pay interest and satisfy our debt obligations; and
•increase our vulnerability to general adverse economic and industry conditions.

In addition, our indebtedness, including the Exit Revolving Credit Agreement and the indenture governing the 2030 Notes, subjects us to certain restrictive covenants. Failure by us to comply with these covenants could result in an event of default that, if not cured or waived, could have a material adverse effect on us and result in amounts outstanding thereunder to be immediately due and payable.

If we are unable to pay amounts due under our outstanding indebtedness or to fund other liquidity needs, such as future capital expenditures or contingent liabilities as a result of adverse business developments, including expenses related to future legal proceedings and governmental investigations or decreased revenues, as well as increased pricing pressures or otherwise, we may be required to refinance all or part of our outstanding indebtedness, sell assets, reduce or delay capital expenditures or seek to raise additional capital.

To the extent we are required or choose to seek third-party financing in the future, we may not be able to obtain any such required financing on a timely basis or at all, particularly in light of the recent bankruptcy proceedings. Additionally, any future financing arrangements could include terms that are not commercially beneficial to us, which could further restrict our operations and exacerbate any impact on our results of operations and liquidity that may result from any of the factors described herein or other factors.

Any of these factors could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our actual financial results after emergence from bankruptcy may not be comparable to our projections filed with the Bankruptcy Court in the course of the Chapter 11 Cases.

In connection with the disclosure statement we filed with the Bankruptcy Court and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from the Chapter 11 Cases. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been and will not be updated and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. We have not updated the projections prepared solely for the purpose of our Chapter 11 Cases or the assumptions on which they were based after our emergence. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections or valuation estimates may prove to be wrong in material respects. Actual results may vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

Risks Relating to our Business

We rely on third-party service providers to perform functions integral to our operations.

We have entered into agreements with third-party service providers to provide certain facilities and services required for our operations, including ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations, technology upgrades, credit card processing and airports as well as other administrative and support services. We are likely to enter into similar service agreements as current service agreements expire and/or in new markets we decide to enter, and there can be no assurance that we will be able to obtain the necessary services at acceptable terms and rates.

Prior to the expiration of agreements with third parties that provide us with our ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations, technology upgrades, credit card processing, airports, and other service providers, we seek to negotiate the terms and conditions of new service agreements (with current or other eligible service providers) to avoid disruption or lapses in continued services provided to our operations. However, we cannot ensure that we will be able to obtain necessary services at acceptable terms and rates following the expiration of current agreements. For example, the term of our current credit card processing agreement expires on December 31, 2025 and our primary credit card processor is under no obligation to renew the agreement. Even if the agreement is renewed, our primary credit card processor could require that they be fully cash collateralized for all transactions they process on our behalf. There may not be alternative arrangements available to us from other credit card processors on comparable or better terms. Any lapses in continued services related to our operation or the failure to obtain the necessary services may have an adverse impact on our business and operations. In addition, although we seek to monitor the performance of third-party service providers, the efficiency, timeliness and quality of contract performance by third-party service providers are often beyond our control, and any failure by our service providers to perform their contracts, including as a result of operational failures or a force majeure, may have an adverse impact on our business and operations. For example, in 2008, our call center provider went bankrupt. Though we were able to quickly switch to an alternative vendor, we experienced a significant business disruption during the transition period and a similar disruption could occur in the future if we changed call center providers or if an existing provider ceased to be able to serve us. We expect to be dependent on such third-party arrangements for the foreseeable future.

Any tariffs imposed on commercial aircraft and related parts imported from outside the United States may have a material adverse effect on our fleet, business, financial condition and our results of operations.

Certain of the products and services that we purchase, including our aircraft and related parts, are sourced from suppliers located in foreign countries, and the imposition of new tariffs, or any increase in existing tariffs, by the U.S. government on the importation of such products or services could materially increase the amounts we pay for them. In early October 2019, the World Trade Organization ruled that the United States could impose $7.5 billion in retaliatory tariffs in response to illegal European Union subsidies to Airbus. On October 18, 2019, the United States imposed these tariffs on certain imports from the European Union, including a 10% tariff on new commercial aircraft. In February 2020, the United States announced an increase to this tariff from 10% to 15%. These tariffs apply to aircraft that we are already contractually obligated to purchase. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for five years, pending discussions to resolve their trade dispute. However, this suspension is no longer in place, and aircraft and parts from the European Union are subject to the same tariffs as other imports. In April 2025, the U.S. government imposed a new universal baseline tariff of 10% on U.S. imports from most countries, effective April 5, 2025. In addition, the U.S. government announced country-specific tariffs at varying rates, including a 20% rate for goods imported from the EU, effective April 9, 2025, which were subsequently suspended for most countries on April 9, 2025 for 90 days. While the future impact of these tariffs is subject to a number of factors, including the duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available, the imposition of these tariffs may increase the cost of, among other things, imported new Airbus aircraft and parts required to service our Airbus fleet, which in turn could have a material adverse effect on our business, financial condition and/or results of operations. We may also seek to postpone or cancel delivery of certain aircraft currently scheduled for delivery, and we may choose not to purchase as many aircraft as we intended in the future. Any such action could have a material adverse effect on the size of our fleet, business, financial condition and/or results of operations.

Further, the impact of these tariffs or additional changes in U.S. or international trade policies, along with continued uncertainty surrounding such policies, could lead to further weakened business conditions for the transportation industry, which may adversely impact our business, operations and financial condition through increased supply chain challenges, commodity price volatility and a decline in discretionary spending and consumer confidence, among others.

Risks Relating to our Common Stock

Future sales and issuances of our Common Stock or rights to purchase Common Stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issue additional securities, including shares of Common Stock and rights to purchase Common Stock. Future sales and issuances of our Common Stock or rights to purchase our Common Stock could result in substantial dilution to our existing stockholders. We may issue and sell Common Stock in a manner as we may determine from time to time. If we sell any such Common Stock in subsequent transactions, investors may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Common Stock.

As of the Effective Date, 15,388,737 shares of Common Stock and 18,584,403 Warrants were issued pursuant to Section 1145 of the Bankruptcy Code and are freely tradeable. In addition, we have agreed to register the resale of a significant number of shares of our Common Stock held by certain holders of our Common Stock. Upon effectiveness of the registration statement covering the resale of such Common Stock, stockholders then may freely resell such registered shares of Common Stock in the open market, which could cause our stock price to decline.

In addition, on April 16, 2025, we adopted the 2025 Incentive Award Plan, which provides for the grant of equity-based incentive awards. The aggregate number of shares of our Common Stock that may be issued pursuant to awards under the 2025 Incentive Award Plan is 4,032,258 shares of Common Stock, and any issuances of shares pursuant to the 2025 Incentive Award Plan will result in further dilution of our Common Stock.

Exercise of the Warrants will result in dilution of our Common Stock.

In connection with our emergence from bankruptcy, we issued an aggregate of 24,255,256 Warrants for Common Stock. Each Warrant entitles the holder to purchase one share of Common Stock for a nominal exercise price of $0.0001 per Warrant. As holders exercise their Warrants from time to time, we will issue additional shares of Common Stock to such holders, which will result in dilution to the existing holders of Common Stock and increase the number of shares of Common Stock outstanding. Because of the significant amount of Warrants outstanding, such dilution may be substantial.

The market price of our Common Stock has been, and may continue to be, volatile, which could cause the value of an investment in our stock to decline.

The market price of our Common Stock, which began trading on the NYSE American exchange on April 29, 2025 under the symbol “FLYY,” may fluctuate substantially due to a variety of factors, many of which are beyond our control, including:

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
•trading strategies related to changes in fuel or oil prices; and
•general market volatility, political and economic conditions.

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

Our certificate of incorporation and bylaws contain provisions that may make it difficult to remove our Board and management and may discourage or delay “change of control” transactions, which could adversely affect the price of our Common Stock. These provisions include, among others:

•actions to be taken by our stockholders may only be effected at an annual or special meeting of our stockholders and not by written consent;
•special meetings of our stockholders can be called only by (i) the Chairman of the Board or by (ii) our corporate secretary upon written request of stockholders representing at least 25% of all votes entitled to be voted on the matter to be voted on; and
•advance notice procedures that stockholders must comply with in order to nominate candidates to the Board and propose matters to be brought before an annual meeting of our stockholders may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

Our corporate charter includes provisions limiting voting by non-U.S. citizens and specifying an exclusive forum for stockholder disputes.

To comply with restrictions imposed by federal law on foreign ownership of U.S. airlines, our certificate of incorporation restricts voting of shares of our Common Stock by non-U.S. citizens. The restrictions imposed by federal law currently require that no more than 25% of our stock be voted, directly or indirectly, by persons who are not U.S. citizens, and that our president and at least two-thirds of the members of our Board and senior management be U.S. citizens. Our certificate of incorporation provides that the failure of non-U.S. citizens to register their shares on a separate stock record, which we refer to as the “foreign stock record,” would result in a suspension of their voting rights in the event that the aggregate foreign ownership of the outstanding Common Stock exceeds the foreign ownership restrictions imposed by federal law.

Our certificate of incorporation further provides that no shares of our Common Stock will be registered on the foreign stock record if the amount so registered would exceed the foreign ownership restrictions imposed by federal law. If it is determined that the amount registered in the foreign stock record exceeds the foreign ownership restrictions imposed by federal law, shares will be removed from the foreign stock record in reverse chronological order based on the date of registration therein, until the number of shares registered therein does not exceed the foreign ownership restrictions imposed by federal law. As of the Effective Date, we believe we were in compliance with the foreign ownership rules.

Our certificate of incorporation also specifies that unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if the Court of Chancery does not have jurisdiction, another state court located within the State of Delaware or, if no state court located within the State of Delaware has jurisdiction, the federal district court for the District of Delaware) shall, to the fullest extent permitted by law, be the sole and exclusive forum for (i)

any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or stockholder of the Company to the Company or the Company’s stockholders, (iii) any action arising pursuant to any provision of the Delaware General Corporation Law, the Certificate of Incorporation or the Bylaws (in each case, as may be amended from time to time) or (iv) any action asserting a claim against the Company governed by the internal affairs doctrine of the State of Delaware. This exclusive forum provision does not apply to any causes of action arising under the Securities Act, or the Exchange Act, or to any claim for which the federal courts have exclusive jurisdiction.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

On the Effective Date, in connection with our emergence from the Chapter 11 Cases and in reliance on the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code, we issued 7,618,664 shares of Common Stock and 5,203,899 Warrants to equitize the $410.0 million of then-outstanding Senior Secured Notes and $385.0 million of then-outstanding Convertible Notes.

In addition, on the Effective Date, in connection with the Company’s emergence from the Chapter 11 Cases and in reliance on the exemption from registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act or Regulation S under the Securities Act, based in part on representations made by these certain parties to the Backstop Commitment Agreement, we issued 678,587 shares of Common Stock and 5,670,853 Warrants to specified parties to the Backstop Commitment Agreement dated November 18, 2024. An aggregate of 3,849,442 of such shares of Common Stock and such Warrants were issued for aggregate consideration of$53,892,188.

Furthermore, on the Effective Date, in connection with our emergence from the Chapter 11 Cases and in reliance on the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code, we closed the equity rights offering that was launched on December 30, 2024 of equity securities of the Company. Pursuant to the equity rights offering, 7,770,054 shares of Common Stock and 13,380,504 Warrants were issued to participants, for aggregate consideration of $296,107,812.

Repurchases of Equity Securities
There were no repurchases of our common stock during the quarter ended March 31, 2025.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

2.1
Order Confirming the First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and its Debtor Affiliates (incorporated by reference to Exhibit 2.1 to Former Spirit’s Current Report on Form 8-K filed with the SEC on February 21, 2025).

3.1	Amended and Restated Certificate of Incorporation of Spirit Aviation Holdings, Inc., filed as Exhibit 3.1 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

3.2	Amended and Restated Bylaws of Spirit Aviation Holdings, Inc., filed as Exhibit 3.2 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.1
Trust Supplement No. 2025-1B(R), dated as of March 27, 2025, between Spirit Airlines, LLC and Wilmington Trust, National Association, as Trustee, to the Pass Through Trust Agreement, dated as of August 11, 2015.

4.2
Exit Notes Indenture, dated as of March 12, 2025, by and among Spirit IP Cayman Ltd. and Spirit Loyalty Cayman Ltd., as issuers, the guarantors party thereto, the collateral grantor party thereto and Wilmington Trust, National Association, as trustee and collateral agent filed as Exhibit 4.1 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.3	Form of PIK Toggle Senior Secured Notes due 2030 (included in Exhibit 4.1 hereto), filed as Exhibit 4.2 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.4
First Supplemental Indenture, dated as of March 12, 2025, by and among Spirit IP Cayman Ltd. and Spirit Loyalty Cayman Ltd., as issuers, Spirit Aviation Holdings, Inc., as HoldCo Guarantor, and Wilmington Trust, National Association, as trustee, filed as Exhibit 4.3 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.5
Tranche 1 Warrant Agreement between Spirit Aviation Holdings, Inc. and Equiniti Trust Company, LLC., filed as Exhibit 4.4 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

4.6
Tranche 2 Warrant Agreement between Spirit Aviation Holdings, Inc. and Equiniti Trust Company, LLC., filed as Exhibit 4.5 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

10.1
Amended and Restated Credit and Guaranty Agreement dated as of March 12, 2025, by and among Spirit Airlines, Inc., as borrower, the subsidiaries guarantors party thereto, Citibank, N.A., as administrative agent, and Wilmington Trust, National Association, as collateral agent, filed as Exhibit 10.1 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

10.2
Registration Rights Agreement, dated as of March 12, 2025, by and among Spirit Aviation Holdings, Inc. and the holders party thereto, filed as Exhibit 10.2 to the Company's Form 8-K15D5 dated March 12, 2025, is hereby incorporated by reference.

10.3	Form of Indemnification Agreement between Spirit Aviation Holdings, Inc. and its directors and executive officers.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AVIATION HOLDINGS, INC.

May 30, 2025	By:	/s/ Frederick S. Cromer
Frederick S. Cromer
Executive Vice President and Chief Financial Officer