Form 10-Q
period 2025-06-30
Spirit Aviation Holdings, Inc.
filed 2025-08-11
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on August 4, 2025:

Class	Number of Shares
Common Stock, $0.0001 par value	25,882,259
1

Table of Contents

2

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Aviation Holdings, Inc.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Operating revenues:
Passenger	$1,000,806	$1,253,803
Other	19,027	27,086
Total operating revenues	1,019,833	1,280,889

Operating expenses:
Salaries, wages and benefits	367,361	418,378
Aircraft fuel	260,486	407,296
Aircraft rent	140,693	125,339
Landing fees and other rents	101,457	116,064
Depreciation and amortization	62,886	84,486
Maintenance, materials and repairs	48,747	52,453
Distribution	47,139	45,923
Special charges (credits)	—	(381)
Loss (gain) on disposal of assets	(309)	(14,047)
Other operating	175,496	197,890
Total operating expenses	1,203,956	1,433,401

Operating income (loss)	(184,123)	(152,512)

Other (income) expense:
Interest expense	62,103	54,307
Capitalized interest	(557)	(5,689)
Interest income	(7,142)	(12,169)
Other (income) expense	262	665
Special charges, non-operating	11,039	—
Total other (income) expense	65,705	37,114

Income (loss) before income taxes	(249,828)	(189,626)
Provision (benefit) for income taxes	(3,997)	3,301

Net income (loss)	$(245,831)	$(192,927)
Basic earnings (loss) per share	$(7.24)	$(1.76)
Diluted earnings (loss) per share	$(7.24)	$(1.76)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Successor	Predecessor
	Period from March 13, 2025 through June 30, 2025	Period from January 1, 2025 through March 12, 2025	Six Months Ended June 30, 2024
Operating revenues:
Passenger	$1,253,765	$740,610	$2,493,113
Other	23,113	14,744	53,313
Total operating revenues	1,276,878	755,354	2,546,426

Operating expenses:
Salaries, wages and benefits	443,573	308,585	849,861
Aircraft fuel	321,283	219,922	813,647
Aircraft rent	171,577	120,183	240,545
Landing fees and other rents	122,401	87,001	222,782
Depreciation and amortization	74,483	54,853	165,832
Maintenance, materials and repairs	59,956	47,498	107,368
Distribution	57,571	39,461	91,099
Special charges (credits)	(4)	—	35,877
Loss (gain) on disposal of assets	(328)	11,655	(17,076)
Other operating	212,446	153,395	396,340
Total operating expenses	1,462,958	1,042,553	2,906,275

Operating income (loss)	(186,080)	(287,199)	(359,849)

Other (income) expense:
Interest expense	71,880	47,682	109,116
Loss (gain) on extinguishment of debt	—	(87)	(14,996)
Capitalized interest	(675)	(956)	(15,692)
Interest income	(9,145)	(8,873)	(25,759)
Other (income) expense	312	902	(65,825)
Special charges, non-operating	12,415	5,511	—
Reorganization (gain) expense	—	(421,464)	—
Total other (income) expense	74,787	(377,285)	(13,156)

Income (loss) before income taxes	(260,867)	90,086	(346,693)
Provision (benefit) for income taxes	(4,100)	17,870	(11,131)

Net income (loss)	$(256,767)	$72,216	$(335,562)
Basic earnings (loss) per share	$(8.15)	$0.66	$(3.07)
Diluted earnings (loss) per share	$(8.15)	$0.66	$(3.07)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Successor	Predecessor
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net income (loss)	$(245,831)	$(192,927)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $— and $3	19	(15)
Interest rate derivative loss reclassified into earnings, net of taxes of $— and $4	—	14
Other comprehensive income (loss)	$19	$(1)
Comprehensive income (loss)	$(245,812)	$(192,928)

	Successor	Predecessor
	Period from March 13, 2025 through June 30, 2025	Period from January 1, 2025 through March 12, 2025	Six Months Ended June 30, 2024
Net income (loss)	$(256,767)	$72,216	$(335,562)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $—, $— and $23	—	(201)	(127)
Interest rate derivative loss reclassified into earnings, net of taxes of $—, $— and $10	(2)	34	28
Other comprehensive income (loss)	$(2)	$(167)	$(99)
Comprehensive income (loss)	$(256,769)	$72,049	$(335,661)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	Successor	Predecessor
	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$407,511	$902,057
Restricted cash	152,088	168,390
Short-term investment securities	—	118,334
Accounts receivable, net	219,414	178,955
Prepaid expenses and other current assets	253,057	278,366
Assets held for sale	449,149	463,020
Total current assets	1,481,219	2,109,122

Property and equipment:
Flight equipment	1,893,585	2,736,461
Other property and equipment	447,030	783,645
Less accumulated depreciation	(51,434)	(1,027,872)
	2,289,181	2,492,234
Operating lease right-of-use assets	4,457,889	4,583,734
Intangible assets	83,482	550
Pre-delivery deposits on flight equipment	73,572	113,493
Deferred heavy maintenance, net	115,451	241,094
Other long-term assets	75,493	54,951
Total assets	$8,576,287	$9,595,178

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$147,676	$32,385
Air traffic liability	407,473	436,813
Current maturities of long-term debt, net, and finance leases	121,190	436,532
Current maturities of operating leases	239,633	257,796
Other current liabilities	537,556	605,839
Total current liabilities	1,453,528	1,769,365

Long-term debt, net and finance leases, less current maturities	2,242,448	1,761,215
Operating leases, less current maturities	4,228,832	4,335,106
Deferred income taxes	64,757	51,927
Deferred gains and other long-term liabilities	107,277	122,595
Liabilities subject to compromise	—	1,635,104

Shareholders’ equity (deficit):
Common stock	2	11
Additional paid-in-capital	736,212	1,173,692
Treasury stock, at cost	—	(81,285)
Retained earnings (deficit)	(256,767)	(1,172,740)
Accumulated other comprehensive income (loss)	(2)	188
Total shareholders’ equity (deficit)	479,445	(80,134)
Total liabilities and shareholders’ equity (deficit)	$8,576,287	$9,595,178
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Successor	Predecessor
	Period from March 13, 2025 through June 30, 2025	Period from January 1, 2025 through March 12, 2025	Six Months Ended June 30, 2024
Operating activities:
Net income (loss)	$(256,767)	$72,216	$(335,562)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Losses reclassified from other comprehensive income	(2)	34	38
Share-based compensation	1,844	1,233	3,422
Allowance for doubtful accounts (recoveries)	215	—	823
Amortization of debt issuance costs	1,349	1,003	7,069
Amortization of debt fair value adjustment (fresh start accounting)	11,568	—	—
Depreciation and amortization	74,483	54,853	165,832
Accretion of 8.00% senior secured notes	—	—	2,105
Amortization of debt discount	109	—	5,767
Deferred income tax expense (benefit)	(4,651)	17,481	(11,345)
Loss (gain) on disposal of assets	(328)	11,655	(17,076)
Reorganization items	—	(421,464)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(17,948)	(22,726)	(12,005)
Deposits and other assets	(4,188)	13,597	(28,990)
Deferred heavy maintenance	(12,345)	(26,736)	(49,224)
Accounts payable	101,000	14,240	(2,599)
Air traffic liability	(111,195)	81,855	113,234
Other liabilities	(31,906)	(20,165)	(110,370)
Other	(897)	(767)	(1,112)
Net cash provided by (used in) operating activities	(249,659)	(223,691)	(269,993)

Investing activities:
Purchase of available-for-sale investment securities	(27,996)	(25,072)	(94,724)
Proceeds from the maturity and sale of available-for-sale investment securities	148,186	24,750	94,100
Proceeds from sale of property and equipment	—	—	161,581
Pre-delivery deposit and other payments on flight equipment	(2,823)	(1,411)	(1,836)
Pre-delivery deposit refunds on flight equipment	13,217	26,434	163,995
Capitalized interest	(262)	(1,331)	(10,849)
Assets under construction for others	4,206	2,875	395
Purchase of property and equipment	(14,081)	(7,204)	(60,551)
Net cash provided by (used in) investing activities	120,447	19,041	252,111
Financing activities:
Proceeds from issuance of long-term debt	215,000	—	123,500
Proceeds from issuance of common stock and warrants	—	350,000	—
Payments on debt obligations	(42,129)	(634,506)	(119,632)
Payments for the early extinguishment of debt	(42,966)	—	(124,007)
Payments on finance lease obligations	(73)	(37)	(177)
Reimbursement for assets under construction for others	(4,508)	(2,573)	(395)
Repurchase of common stock	—	—	(645)
Debt and equity financing costs	(1,738)	(13,456)	—
Net cash provided by (used in) financing activities	123,586	(300,572)	(121,356)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(5,626)	(505,222)	(139,238)
Cash, cash equivalents, and restricted cash at beginning of period (1)	565,225	1,070,447	984,611
Cash, cash equivalents, and restricted cash at end of period (1)	$559,599	$565,225	$845,373

Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$21,848	$64,790	$83,671
Income taxes paid (received), net	$1,412	$152	$7,050
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$196,602	$96,575	$249,778
Financing cash flows for finance leases	$8	$5	$17
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$—	$—	$274
Capital expenditures funded by operating lease borrowings	$88,916	$98,385	$731,365
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in the Company's condensed consolidated statement of cash flows.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Six Months Ended June 30, 2024
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023 (Predecessor)	$11	$1,158,278	$(80,635)	$56,755	$(67)	$1,134,342
Derivative liability	—	8,204	—	—	—	8,204
Share-based compensation	—	3,080	—	—	—	3,080
Repurchase of common stock	—	—	(636)	—	—	(636)
Changes in comprehensive income (loss)	—	—	—	—	(98)	(98)
Net income (loss)	—	—	—	(142,635)	—	(142,635)
Balance at March 31, 2024 (Predecessor)	$11	$1,169,562	$(81,271)	$(85,880)	$(165)	$1,002,257
Share-based compensation	—	342	—	—	—	342
Repurchase of common stock	—	—	(9)	—	—	(9)
Changes in comprehensive income (loss)	—	—	—	—	(1)	(1)
Net income (loss)	—	—	—	(192,927)	—	(192,927)
Balance at June 30, 2024 (Predecessor)	$11	$1,169,904	$(81,280)	$(278,807)	$(166)	$809,662

	Six Months Ended June 30, 2025
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024 (Predecessor)	$11	$1,173,692	$(81,285)	$(1,172,740)	$188	$(80,134)
Share-based compensation	—	1,233	—	—	—	1,233
Changes in comprehensive income (loss)	—	—	—	—	(61)	(61)
Net income (loss)	—	—	—	72,216	—	72,216
Cancellation of Predecessor Equity	(11)	(1,174,925)	81,285	1,100,524	(127)	6,746
Issuance of Warrants	—	441,745	—	—	—	441,745
Issuance of Successor common stock	2	292,623	—	—	—	292,625
Balance at March 12, 2025 (Predecessor)	$2	$734,368	$—	$—	$—	$734,370

Balance at March 13, 2025 (Successor)	$2	$734,368	$—	$—	$—	$734,370
Changes in comprehensive income (loss)	—	—	—	—	(21)	(21)
Net income (loss)	—	—	—	(10,936)	—	(10,936)
Balance at March 31, 2025 (Successor)	$2	$734,368	$—	$(10,936)	$(21)	$723,413
Share-based compensation	—	1,844	—	—	—	1,844
Changes in comprehensive income (loss)	—	—	—	—	19	19
Net income (loss)	—	—	—	(245,831)	—	(245,831)
Balance at June 30, 2025 (Successor)	$2	$736,212	$—	$(256,767)	$(2)	$479,445
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of Spirit Aviation Holdings, Inc. (“Spirit”) and its consolidated subsidiaries. The term "Company" is used to refer to (a) Spirit and its consolidated subsidiaries for periods on or after the Emergence Date (as defined below) and (b) Spirit Airlines, Inc. ("Spirit Airlines") and its consolidated subsidiaries for periods prior to the Emergence Date.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect both the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from these estimates. In addition, the classifications of certain prior year amounts have been adjusted in the Company's Condensed Consolidated Financial Statements and these Notes to conform to current year classifications.

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

On November 18, 2024, (the “Petition Date”), Spirit Airlines commenced a voluntary case (the “Chapter 11 Case”) under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), and, on November 25, 2024, certain of Spirit Airlines' subsidiaries (together with Spirit Airlines, the “Company Parties”) also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Case (collectively, the “Chapter 11 Cases”). On February 20, 2025, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and Its Debtor Affiliates (the “Plan”). On March 12, 2025 (the “Emergence Date” or "Effective Date"), the Company Parties emerged from the Chapter 11 Cases in accordance with the Plan. Refer to Note 3, Emergence from Voluntary Reorganization under Chapter 11, for additional information.

Between the Petition Date and the Emergence Date, the Company Parties operated as debtors-in-possession under the supervision of the Bankruptcy Court. The effect of the Company’s emergence from bankruptcy has been applied to the financial statements as of close of business on March 12, 2025. As used herein, the following terms refer to the Company and its operations:

"Predecessor"	The Company, prior to the Emergence Date
"Current Predecessor Period"	The Company's operations, January 1, 2025 – March 12, 2025
"Prior Predecessor Quarter"	The Company's operations, April 1, 2024 - June 30, 2024
"Successor"	The Company, after the Emergence Date
"Successor Period"	The Company's operations, March 13, 2025 - June 30, 2025
"Current Successor Quarter"	The Company's operations, April 1, 2025 - June 30, 2025

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

Going Concern

On March 12, 2025, the Company emerged from the Chapter 11 Cases in accordance with the Plan. As part of the reorganization, the Company successfully restructured certain of its debt obligations, established new financing arrangements, and issued new equity securities consisting of new common stock and new warrants. However, the Company has continued to be affected by adverse market conditions, including elevated domestic capacity and continued weak demand for domestic leisure travel in the second quarter of 2025, resulting in a challenging pricing environment. As a result, the Company continues to experience challenges and uncertainties in its business operations and expects these trends to continue for at least the remainder of 2025.

The Company has already taken certain measures to address these challenges, including the implementation of network and product enhancements, including its Premium Economy travel option, consummation of sale-leaseback transactions related to certain of its owned spare engines, and other discretionary cost reduction strategies, including the pilot furloughs announced in July 2025. After considering the measures taken, minimum liquidity covenants in the Company’s debt obligations and credit card processing agreement require financial results to improve at a rate faster than what the Company is currently anticipating. As a result, the Company plans to take additional liquidity enhancing measures, which may include the sale or other monetization of certain aircraft and real estate, the sale of excess airport gate capacity, elimination of certain fixed costs and other transactions to raise additional liquidity. The Company is in discussions with various stakeholders related to some of these future initiatives. The Company is also in discussions with representatives of its credit card processor, which has requested additional collateral to renew its credit card processing agreement, which expires on December 31, 2025. The level of collateral required to be posted could result in a material reduction of unrestricted cash. While it is the Company’s goal to execute on these initiatives, there can be no assurance that such initiatives will be successful.

If these initiatives are unsuccessful, management believes it is probable that the Company will be unable to comply with the minimum liquidity covenants under the Company’s debt obligations and credit card processing agreement at some point in the next 12 months, which would result in an event of default (in the case of the Exit Revolving Credit Facility, if there are amounts drawn and outstanding under the Exit Revolving Credit Facility at that time), which could cause the maturity of the Company's debt obligations to be accelerated. Because of the uncertainty of successfully completing the initiatives to comply with the minimum liquidity covenants and of the outcome of discussions with Company stakeholders, management has concluded there is substantial doubt as to the Company’s ability to continue as a going concern within 12 months from the date these financial statements are issued.

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue to operate as a going concern, which contemplates the continuity of operations, realization of assets and liquidation of liabilities in the normal course of business, and does not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

2. Recent Accounting Developments

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. This standard is effective for the Company for the annual period beginning after December 15, 2024, with early adoption permitted. These amendments should be applied on a prospective basis. Retrospective application is permitted. The Company is currently evaluating the potential impact and related disclosure of adopting this new guidance within its Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent annual reports.

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

3. Emergence from Voluntary Reorganization under Chapter 11

On the Petition Date, Spirit Airlines commenced the Chapter 11 Case under the Bankruptcy Code in the Bankruptcy Court, and, on November 25, 2024, certain of Spirit Airlines' subsidiaries also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Cases. On February 20, 2025, the Bankruptcy Court entered the Confirmation Order confirming the Plan. On the Emergence Date, the Company Parties emerged from the Chapter 11 Cases in accordance with the Plan. From the Petition Date to the Emergence Date, the Company Parties operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

•Exit Revolving Credit Facility. Spirit and certain of its subsidiaries entered into Amended and Restated Credit and Guaranty Agreement with the lenders of the revolving credit facility due in 2026 (“Exit RCF” or "Exit Revolving Credit Facility") that provides revolving credit loans and letters of credit in an aggregated amount equal to $275.0 million and an uncommitted incremental revolving credit facility up to $25.0 million. The commitment of $275.0 million will be reduced to $250.0 million on September 30, 2026. Concurrently, Spirit Airlines paid the then-

outstanding Revolving Credit Facility of $300.0 million (Class 3 Claims) in full. Refer to Note 15, Debt and Other Obligations, for additional information.

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

•Cancellation of Prior Equity Securities. All common stock, unvested equity awards, any outstanding PSP loan warrants and all other equity interests in Spirit Airlines that were outstanding immediately prior to the Emergence Date were terminated and canceled. Refer to Note 8, Equity, for additional information.

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

•Election of Directors. Spirit appointed new members to its board of directors, and the directors of Spirit Airlines stepped down.

•Charter and Bylaws. Pursuant to the Plan, Spirit amended and restated its certificate of incorporation (the “Charter”) and bylaws (the “Bylaws”), each of which became effective on the Effective Date.

•Holding Company Reorganization. The Company completed a corporate reorganization (the “Corporate Reorganization”) pursuant to which Spirit became the new parent company, with Spirit Airlines becoming a wholly owned subsidiary of Spirit and converting from a Delaware corporation to a Delaware limited liability company. Spirit became the successor issuer to Spirit Airlines for SEC reporting purposes pursuant to Rule 15d-5 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

The costs of efforts to restructure the Company’s capital, prior to and during the Chapter 11 Cases, along with all other costs incurred in connection with the Chapter 11 Cases, have been material.

Reorganization Items

Any expenses and losses incurred or realized as of or subsequent to the Petition Date through the Emergence Date and as a direct result of the Chapter 11 Cases are recorded within reorganization (gain) expense on the Company's condensed consolidated statements of operations. For the Current Predecessor Period, the Company recorded $421.5 million of reorganization gain which consisted of the following items (in millions):

Predecessor
Reorganization (Gain) Expense	Period from 1/1/25 through 3/12/25
Loss on Equity Rights Offering ("ERO") distribution and backstop issuance	$115.8
Retained Professional fees	29.7
Reclass of ERO related expense and Exit RCF financing costs	19.8
Extinguishment of unvested stock compensation awards	7.6
Write off of prior RCF prepaid loan fees	3.0
Miscellaneous fees	0.6
Recognition of Exit Secured Notes and Exit RCF financing costs	(13.9)
Fresh start valuation adjustment	(22.5)
(Gain) on Class 4 settlement	(232.3)

(Gain) on Class 5 settlement	(329.3)
Reorganization (Gain) Expense, net	$(421.5)

Special Charges, Non-Operating

Expenses incurred prior to the Petition date or after the Emergence Date in relation to the Chapter 11 Cases are recorded within special charges, non-operating on the Company's condensed consolidated statements of operations. During the Current Successor Quarter, the Successor Period and the Current Predecessor Period the Company recorded charges of $11.0 million, $12.4 million and $5.5 million, respectively. Charges incurred during the Successor periods primarily related to post-emergence restructuring related expenses, including professional fees, other related costs, and termination and retention expenses. Charges incurred during the Current Predecessor Period primarily consisted of professional and other fees. Refer to Note 7, Special Charges (Credits) for additional information.

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

NYSE American Listing

In connection with the Company's emergence from bankruptcy and consistent with its contractual obligations, the Company applied to list its common stock for listing on the NYSE American stock exchange. Trading began on April 29, 2025, under the symbol FLYY.

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

With the application of fresh start accounting, the Company allocated its reorganization value to its individual assets and liabilities based on their estimated fair value. Accordingly, the condensed consolidated financial statements after March 12, 2025 are not comparable with the condensed consolidated financial statements as of or prior to that date. The Effective Date fair values of the Successor’s assets and liabilities differ materially from their recorded values as reflected on the historical balance sheet of the Predecessor.

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

Analyses

Management's advisors determined the enterprise and corresponding equity value of the Successor using various valuation methods, including (i) discounted cash flow analysis (“DCF”), (ii) public comparable analysis and (iii) precedent transaction analysis. The use of each approach provides corroboration for the other approaches.

DCF Analysis. The DCF analysis is an enterprise valuation methodology that estimates the value of an asset or business by calculating the present value of expected future cash flows to be generated by that asset or business plus a present value of the estimated terminal value of that asset or business. Management's advisor’s DCF analysis used estimated debt-free, after-tax free cash flows through 2028. These cash flows were then discounted at a range of estimated weighted average costs of capital (“Discount Rate”) for Spirit. The Discount Rate reflects the estimated blended rate of return that would be expected by debt and equity investors to invest in Spirit's businesses based on a target capital structure. The enterprise value was determined by calculating the present value of Spirit’s unlevered after-tax free cash flows plus an estimate for the value of Spirit beyond the period covered by the projections reviewed known as the terminal value.

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

Personal Property. The fair values of the Company’s other personal property (non-aircraft/engines) were estimated using either the cost or market approach. For most personal property categories, a cost approach was utilized relying on purchase year, historic costs, and industry/equipment-based inflation factors to determine replacement cost new of the assets. Readily available market transaction data was used and adjusted for current market conditions for asset categories with active secondary markets such as heavy trucks and computer equipment. In both approaches, consideration was made for the effects of physical deterioration as well as functional and economic obsolescence in determining estimates of fair value.

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

Airport Take-Off and Landing Rights or Slots

The fair value of the Company’s 22 airport take-off and landing rights (the “Slots”) at the LaGuardia Airport (“LGA”), a slot-controlled airport, was estimated using a market approach or sales-comparison approach. Specifically, the LGA Slots were valued using observable transaction data for historical sales of other airport take-off and landing rights at LGA. The data was reviewed to estimate a fair value price per Slot, which was applied to the Company’s LGA Slots.

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

Debt

As of the Emergence Date, Spirit had 35 individual debt instruments comprised of Exit Secured Notes, 4 publicly-traded Enhanced Equipment Trust Certificates ("EETCs"), 22 Fixed Aircraft loans, and 3 Payroll Support Program Agreements. The Company used an income approach, where future cash flows are discounted to present value using a discount rate selected by considering benchmark credit spreads and yield to maturities, to arrive at the estimated fair value for each debt instrument mentioned.

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

The condensed consolidated balance sheet as of the Fresh Start Reporting Date was as follows (in thousands):

	Predecessor	Reorganization Items		Fresh Start Adjustment	Successor
Assets
Current assets:
Cash and cash equivalents	$678,382	$(289,775)	(1)	$—	$388,607
Restricted cash	171,325	5,293	(2)	—	176,618
Short-term investment securities	119,315	—		—	119,315
Accounts receivable, net	201,681	—		—	201,681
Prepaid expenses and other current assets	259,522	(2,229)	(3)	—	257,294
Assets held for sale	447,271	—		—	447,271

Total current assets	$1,877,498	$(286,711)		$—		$1,590,787

Property and equipment:
Flight equipment	$2,739,143	$—		$(850,445)	(12)	$1,888,698
Ground property and equipment	787,057	—		(345,190)	(13)	441,866
Less accumulated depreciation	(1,062,116)	—		1,062,116	(14)	—
	$2,464,084	$—		$(133,520)		$2,330,564
Operating lease right-of-use assets	4,631,428	—		(194,510)	(15)	4,436,918
Intangible assets	550	—		82,932	(16)	83,482
Pre-delivery deposits on flight equipment	85,495	—		—		85,495
Deferred heavy maintenance, net	246,576	—		(120,871)	(17)	125,705
Other long-term assets	67,043	—		—		67,043
Total assets	$9,372,673	$(286,711)		$(365,969)		$8,719,994

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable	$52,242	$(5,566)	(4)	$—		$46,676
Air traffic liability	518,668	—		—		518,668
Current maturities of long-term debt, net, and finance leases	471,698	(309,000)	(5)	2,991	(18)	165,689
Current maturities of operating leases	259,713	—		(17,483)	(15)	242,230
Other current liabilities	623,035	(39,250)	(6)	(1,536)	(19)	582,249
Total current liabilities	$1,925,357	$(353,816)		$(16,029)		$1,555,512

Long-term debt and finance leases, less current maturities	$1,704,517	$526,841	(7)	$(177,234)	(18)	$2,054,124
Operating leases, less current maturities	4,380,845	—		(172,065)	(15)	4,208,781
Deferred income taxes	52,556	—		16,852	(20)	69,408
Deferred gains and other long-term liabilities	120,795	—		(22,996)	(19)	97,799
Total liabilities not subject to compromise	$8,184,070	$173,025		$(371,472)		$7,985,623

Liabilities subject to compromise	$1,635,104	$(1,635,104)	(8)	$—		$—

Shareholders’ equity:
Predecessor common stock	$11	$(11)	(9)	$—		$—
Predecessor Additional paid-in capital	1,174,925	(1,174,925)	(9)	—		—
Predecessor Treasury stock at cost	(81,285)	81,285	(9)	—		—
Successor common stock $0.0001 par value	—	2	(10)	—		2
Successor Additional paid-in capital	—	734,368	(10)	—		734,368
Retained earnings	(1,540,278)	1,534,648	(11)	5,630	(21)	—
Accumulated other comprehensive income (loss)	127	—		(127)	(22)	—
Total shareholders’ equity	$(446,501)	$1,175,368		$5,503		$734,370
Total liabilities and shareholders’ equity	$9,372,673	$(286,711)		$(365,969)		$8,719,994

Balance Sheet Reorganization Adjustments (in thousands)
(1) Changes in cash and cash equivalents included the following:

Funds received from the Equity Rights Offering	$350,000
Repayment of Debtor in Possession financing principal and accrued interest	(310,555)

Repayment of prepetition Revolving Credit Facility	(300,856)
Funding to the professional fee escrow account	(5,293)
Payment of professional fees at Emergence	(8,191)
Payment of accrued interest on prepetition Senior Secured Notes	(12,826)
Payment of accrued interest on prepetition Convertible Senior Notes	(2,013)
Payment of Exit RCF Administrative Agent Fees	(41)
Net change in cash and cash equivalents	$(289,775)

(2) Changes in restricted cash include the following:

Funding to the professional fee escrow account	$5,293
Net change in restricted cash	$5,293

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

Passenger revenues are generally recognized once the related flight departs. Accordingly, the value of tickets and non-fare revenues sold in advance of travel is included under the Company's current liabilities as “air traffic liability,” or “ATL,” until the related air travel is provided. As of June 30, 2025 and December 31, 2024, the Company had ATL balances of $407.5 million and $436.8 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

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

6. Loss (Gain) on Disposal

During the three months ended June 30, 2025 and the Successor Period, the Company recorded a net gain of $0.3 million within loss (gain) on disposal of assets in the condensed consolidated statements of operations. This net gain included a $2.9 million gain recorded as a result of one aircraft sale leaseback transaction related to a new aircraft delivery completed during the second quarter of 2025. The gain was partially offset by a $1.7 million loss resulting from an adjustment to previously recorded impairment charges recorded in the fourth quarter of 2024, reflecting a change in estimated costs to sell associated with the Company’s aircraft sale and purchase agreement with GAT entered into on October 29, 2024, as well as $0.9 million in losses related to the write-off of obsolete assets and other adjustments.

During the Current Predecessor Period, the Company recorded a loss of $11.7 million within loss (gain) on disposal of assets in the condensed consolidated statements of operations. This loss included an $18.5 million adjustment to previously recorded impairment charges in the fourth quarter of 2024, reflecting a change in estimated costs to sell associated with the Company’s aircraft sale and purchase agreement with GA Telesis, LLC ("GAT") entered into on October 29, 2024, as well as $0.4 million in losses, related to the write-off of obsolete assets and other adjustments. These losses were partially offset by a $6.4 million gain recorded as a result of two aircraft sale leaseback transactions related to new aircraft deliveries completed during the Current Predecessor Period and a $0.9 million net gain true-up recorded related to the sale of A319 airframes and engines sold in 2024.

7. Special Charges (Credits)

Special Charges, Non-Operating

During the three months ended June 30, 2025, the Successor Period and the Current Predecessor Period, the Company recorded $11.0 million, $12.4 million and $5.5 million, respectively, in special charges, non-operating within other (income) expense in the condensed consolidated statement of operations. Charges incurred during the three months ended June 30, 2025 and the Successor Period primarily related to post-emergence restructuring related expenses, including professional fees, other related costs, and termination and retention expenses. Charges incurred during the Current Predecessor Period primarily consisted of professional and other fees.

8. Equity

Cancellation of Prior Equity Securities

In accordance with the Plan, on the Effective Date, all equity securities in Spirit Airlines outstanding prior to the Effective Date, including Spirit Airlines' common stock, par value $0.0001 per share (the “Old Common Stock”), were canceled, released, and extinguished, and of no further force or effect and without any need for a holder of Old Common Stock to take further action with respect thereto. Furthermore, all of Spirit Airlines' equity award agreements under any incentive plan, and the awards granted pursuant thereto, were extinguished, canceled, and discharged and have no further force or effect.

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
Warrants

In connection with the Company's emergence from bankruptcy, on the Effective Date, Spirit entered into two warrant agreements with Equiniti Trust Company, LLC as warrant agent (the “Warrant Agreements”) pursuant to which Spirit issued an aggregate of 24,255,256 Warrants for the Common Stock to certain specified investors, consisting of 3,617,385 Warrants issued under a Tranche 1 Warrant Agreement ("the Tranche 1 Warrants") and 20,637,871 Warrants issued under a Tranche 2 Warrant Agreement (the "Tranche 2 Warrants") pursuant to the Plan. Each Warrant entitles the holder to purchase one share of Common Stock for a nominal exercise price of $0.0001 per Warrant. During the six months ended June 30, 2025, 9.8 million Warrants were exercised and converted into shares of the Company's Common Stock.

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

9. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per-share amounts):

	Successor	Predecessor
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Numerator
Net income (loss)	$(245,831)	$(192,927)
Denominator
Weighted-average shares outstanding, basic (1)	33,972	109,506
Effect of dilutive shares	—	—
Adjusted weighted-average shares outstanding, diluted	33,972	109,506
Earnings (loss) per share
Basic earnings (loss) per common share	$(7.24)	$(1.76)
Diluted earnings (loss) per common share	$(7.24)	$(1.76)

	Successor	Predecessor
	Period from March 13, 2025 through June 30, 2025	Period from January 1, 2025 through March 12, 2025	Six Months Ended June 30, 2024
Numerator
Net income (loss)	$(256,767)	$72,216	$(335,562)
Denominator
Weighted-average shares outstanding, basic (1)	31,505	109,525	109,468
Effect of dilutive shares	—	—	—
Adjusted weighted-average shares outstanding, diluted	31,505	109,525	109,468
Earnings (loss) per share
Basic earnings (loss) per common share	$(8.15)	$0.66	$(3.07)
Diluted earnings (loss) per common share	$(8.15)	$0.66	$(3.07)

(1) Weighted-average shares outstanding, basic during the Successor Period includes exercisable warrants, as they meet the criteria under ASC 260 to be considered outstanding common shares.
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

10. Short-term Investment Securities

In June 2025, the Company settled $120.5 million short-term available-for-sale investment securities. Upon settlement, the proceeds were recorded within cash and cash equivalents on the Company's condensed consolidated balance sheets. The settlement resulted in $0.1 million of realized losses, which were recognized in interest expense within the Company's condensed consolidated statements of operations. As of June 30, 2025, the Company had no short-term available-for-sale investment securities outstanding. As of December 31, 2024, the Company had $118.3 million in short-term available-for-sale investment securities.

11. Other Current Liabilities

Other current liabilities as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	Successor	Predecessor
	June 30, 2025	December 31, 2024
Salaries, wages and benefits	$171,778	$187,626
Federal excise and other passenger taxes and fees payable	113,958	110,141
Airport obligations	75,847	66,518
Aircraft maintenance	74,665	103,133
Interest payable	33,658	26,780
Aircraft and facility lease obligations	29,097	23,926
Fuel	4,519	5,202
Backstop premium obligation	—	35,000
Other	34,034	47,513
Other current liabilities	$537,556	$605,839

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
During the six months ended June 30, 2025, the Company took delivery of three aircraft under sale leaseback transactions and one under direct operating lease. In addition, earlier in the third quarter of 2025, the Company completed sale leaseback transactions involving 14 previously owned spare engines.
As of June 30, 2025, the Company had a fleet consisting of 215 A320 family aircraft. As of June 30, 2025, the Company had 148 aircraft financed under operating leases with lease term expirations between 2026 and 2043. In addition, the Company owned 49 aircraft, of which none were unencumbered, as of June 30, 2025. The Company also had 18 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions. The related finance obligation is recorded within long-term debt in the Company's condensed consolidated balance sheets. Refer to Note 15, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of June 30, 2025, the Company also had 5 spare engines financed under operating leases with lease term expiration dates ranging from 2025 to 2033 and owned 32 spare engines, of which none were unencumbered, as of June 30, 2025.

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

As of June 30, 2025, the Company's finance lease obligations primarily related to the lease of office equipment. Payments under these finance lease agreements are generally fixed for terms of five years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets.
The following table provides details of the Successor's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of June 30, 2025. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2025	$110	$290,154	$2,420	$292,684
2026	141	558,340	4,939	563,420
2027	93	542,387	4,140	546,620
2028	67	521,615	2,757	524,439
2029	5	506,403	2,132	508,540
2030 and thereafter	—	5,103,074	141,637	5,244,711
Total minimum lease payments	$416	$7,521,973	$158,025	$7,680,414
Less amount representing interest	37	3,077,031	134,502	3,211,570
Present value of minimum lease payments	$379	$4,444,942	$23,523	$4,468,844
Less current portion	181	235,446	4,187	239,814
Long-term portion	$198	$4,209,496	$19,336	$4,229,030
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $2.2 million for the remainder of 2025 and none for 2026 and beyond.
The table below presents information for lease costs related to the Successor and Predecessor's finance and operating leases:

	Successor	Predecessor
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
	(in thousands)
Finance lease cost
Amortization of leased assets	$48	$78
Interest of lease liabilities	6	9
Operating lease cost
Operating lease cost (1)	141,964	124,703
Short-term lease cost (1)	1,410	10,975
Variable lease cost (1)	61,735	58,629
Total lease cost	$205,163	$194,394
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.

	Successor	Predecessor	Predecessor
	Period from March 13, 2025 through June 30, 2025	Period from January 1, 2025 through March 12, 2025	Six Months Ended June 30, 2024
	(in thousands)
Finance lease cost
Amortization of leased assets	$58	$38	$152
Interest of lease liabilities	8	5	17
Operating lease cost
Operating lease cost (1)	171,634	114,508	241,866
Short-term lease cost (1)	8,441	5,574	21,137
Variable lease cost (1)	77,163	55,750	113,529
Total lease cost	$257,304	$175,875	$376,701

(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	Successor	Predecessor
	June 30, 2025	June 30, 2024
Weighted-average remaining lease term
Operating leases	14.8 years	15.0 years
Finance leases	2.6 years	3.2 years
Weighted-average discount rate
Operating leases	7.83%	7.05%
Finance leases	6.18%	5.65%

13. Commitments, Contingencies and Other Contractual Arrangements

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies.

As of June 30, 2025, the Company's total firm aircraft orders consisted of 52 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected from 2029 through 2031. As of June 30, 2025, the Company did not have financing commitments in place for the 52 Airbus aircraft on firm order. The contractual purchase amounts for all aircraft orders from Airbus as of June 30, 2025 are included within the purchase commitments below.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement that requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of June 30, 2025, the Company is committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.

As of June 30, 2025, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $18.0 million for the remainder of 2025, $12.3 million in 2026, $183.0 million in 2027, $297.8 million in 2028, $1,124.3 million in 2029 and $1,857.8 million in 2030 and beyond.

During the third quarter of 2019, the United States announced its decision to levy tariffs on certain imports from the European Union, including commercial aircraft and related parts. These tariffs include aircraft and other parts that the Company is already contractually obligated to purchase including those reflected above. In June 2021, the United States Trade Representative announced that the United States and European Union had agreed to suspend reciprocal tariffs on large civilian aircraft for up to five years, pending discussions to resolve their trade dispute. This suspension was withdrawn by the United States on April 2, 2025, and aircraft and parts from the European Union were subject to the same tariffs as other imports.

On July 28, 2025, the United States and the European Union agreed on the terms of a new tariff agreement, under which tariffs on large civilian aircraft and components would again be suspended and returned to zero.

The current U.S. Administration continues to negotiate tariffs with various countries which may lead to expanding the scope of tariffs and significantly increasing the rates on goods imported into the United States. In response, foreign governments have imposed, and are expected to impose, retaliatory tariff measures against the United States.

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

In addition to the Airbus Purchase Agreement, as of June 30, 2025, the Company had agreements in place for 36 A320neos and A321neos to be financed through direct leases with a third-party lessor with deliveries scheduled in 2027 and 2028. As of June 30, 2025, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors were expected to be none for the remainder of 2025, none in 2026, approximately $63.5 million in 2027, $162.3 million in 2028, $210.3 million in 2029 and $2,087.3 million in 2030 and beyond.
Interest commitments related to the secured debt financing of 67 aircraft as of June 30, 2025 were $44.1 million for the remainder of 2025, $80.3 million in 2026, $69.0 million in 2027, $50.1 million in 2028, $35.3 million in 2029 and $106.6 million in 2030 and beyond. As of June 30, 2025, interest commitments related to the Company's unsecured term loans were $1.7 million for the remainder of 2025, $3.4 million in 2026, $3.4 million in 2027, $3.4 million in 2028, $3.4 million in 2029, and $3.7 million in 2030 and beyond. As of June 30, 2025, interest commitments related to the Company's Exit Secured Notes were $34.5 million for the remainder of 2025 $70.5 million in 2026, $73.3 million in 2027, $76.3 million in 2028, $79.4 million in 2029, and $24.2 million in 2030 and beyond. For principal commitments related to the Company's debt financing, refer to Note 15, Debt and Other Obligations.
Other Commitments
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of June 30, 2025: $26.6 million for the remainder of 2025, $40.4 million in 2026, $33.1 million in 2027, $7.1 million in 2028, $1.9 million in 2029 and $3.7 million in 2030 and thereafter. The Company's reservation system contract expires in 2028.
Other Contractual Arrangements
On July 25, 2023, RTX Corporation, the parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW 1100G-JM geared turbo fan (“GTF”) fleet, which powers the Company's A320neo family of aircraft. As a result, the Company removed GTF engines from service and grounded some of its A320neo aircraft for inspection requirements.

On June 4, 2025, the Company entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE will provide the Company with a monthly credit, subject to certain conditions, as compensation for each of the Company's aircraft unavailable for operational service due to GTF engine issues from January 1, 2025 through December 31, 2025. The credits are accounted for as vendor consideration in accordance with ASC 705-20 and are recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to the Company’s progress towards earning the credits.

As of June 30, 2025, Pratt & Whitney issued the Company $72.4 million in credits related to the aircraft on ground ("AOG") days through June 30, 2025. During the three months ended June 30, 2025, the Company recorded $38.1 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on the Company's condensed consolidated balance sheets and $14.3 million in credits on the Company's condensed consolidated statements of operations within maintenance, materials and repairs and aircraft rent expenses. In addition, during the three months ended June 30, 2025, the Successor Period, and the Current Predecessor Period, the Company recognized lower depreciation and amortization expense of $6.0 million, $7.2 million, and $6.1 million, respectively, related to credits recognized, under the 2024 and 2025 Agreements with IAE, as a reduction of the cost basis of assets purchased from IAE recorded within the Company's condensed consolidated statements of operations.

The difference remaining between the amount of credits Pratt & Whitney issued and the amount the Company has recognized will be recognized in the future as reductions in the cost basis of goods and services purchased from Pratt & Whitney. The temporary removal of GTF engines from service is expected to continue through at least 2026.

Litigation and Assessments
The Company is subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. The Company believes the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on its financial position, liquidity or results of operations. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings and assessments to which the Company is a party and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of the Company's defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the Company's current estimates. It is possible that the resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company's condensed consolidated results of operations, liquidity or financial condition.
Following an audit by the Internal Revenue Service ("IRS") related to the collection of federal excise taxes on optional passenger seat selection charges covering the period of the second quarter of 2018 through the fourth quarter of 2020, on March 31, 2022, the Company was assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. The Company believes it has defenses available and has informed the IRS that it is challenging the assessment. The Company believes a loss in this matter is not probable and has not recognized a loss contingency.
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
Except as described below, the Company's credit card processors do not require the Company to maintain cash collateral, provided that the Company satisfies certain liquidity and other financial covenants. Failure to meet these covenants would provide the processors with the right to put in place a holdback resulting in a commensurate reduction of unrestricted cash. As of June 30, 2025 and December 31, 2024, the Company's credit card processors were holding back no remittances.
The maximum potential exposure to cash holdbacks by the Company's credit card processors, based upon advance ticket sales and Spirit Saver$ Club® memberships as of June 30, 2025 and December 31, 2024, was $491.6 million and $469.2 million, respectively.
On July 2, 2024, the Company entered into a letter agreement that modified its existing primary credit card processing agreement to, among other things, extend the term until December 31, 2025, including automatic extensions for two successive one-year terms. However, the renewal of the agreement is subject to the right of either party to opt out of any extension term by written notice to the other within a specified period of time prior to the commencement of any extension term. Based on the terms of the agreement, in July 2024, the Company deposited $200.0 million into a deposit account and deposited $50.0 million into a restricted account. The $200.0 million deposited into the deposit account is considered a compensating balance arrangement that does not legally restrict the Company's use of this cash. As such, the balance of the deposit account is included in cash and cash equivalents within the Company's condensed consolidated balance sheets, and the $50.0 million in the restricted account is included in restricted cash within the Company's condensed consolidated balance sheets going forward. As of June 30, 2025 and 2024, the Company was in compliance with the liquidity and other financial covenants in this credit card processing agreement.
Additionally, the Company provided a $25.0 million deposit to a credit card processor recorded within deposits and other current assets in its condensed consolidated balance sheets.

Employees
The Company has six union-represented employee groups that together represented approximately 83% of all employees as of June 30, 2025. The table below sets forth the Company's employee groups and status of the CBAs.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA") (2)	March 2024	26%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	January 2026	44%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	August 2026	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	November 2026	4%
Passenger Service Agents	Transport Workers Union of America ("TWU")	February 2027	3%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association ("AMFA") (2)	N/A (2)	5%

(1) Subject to standard early opener provisions.
(2) CBA is currently under negotiation.

In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by AMFA as their collective bargaining agent. In May 2024, the parties began negotiations with a National Mediation Board ("NMB"), and those discussions are ongoing. As of June 30, 2025, the Company had approximately 558 AMTs.

In March 2024, ALPA provided notice to the Company that it intends to amend its CBA with its pilots. In July 2024, the parties began negotiations, and those discussions are ongoing.

During the Current Predecessor Period, the Company furloughed approximately 200 pilots to align with its projected flight volume for 2025 and recorded $0.9 million in expenses related to these furloughs. These expenses were recorded within salaries, wages and benefits on the Company's condensed consolidated statements of operations. In addition, as part of the Company's ongoing efforts to optimize and enhance efficiencies, it made the decision to eliminate approximately 200 positions from various departments. The Company recorded $1.8 million in expenses related to these efforts during the Current Predecessor Period. These expenses were recorded within salaries, wages and benefits on the Company’s condensed consolidated statements of operations.

Furthermore, to continue our ongoing efforts to optimize and enhance efficiencies, in July 2025, the Company announced that it will downgrade approximately 140 Captains to First Officers and furlough approximately 270 pilots, effective October 1, 2025 and November 1, 2025, respectively to align with its projected flight volume for 2026.

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
The Company has determined that indicators of potential impairment, including negative cash flows, were present as of June 30, 2025. These indicators prompted the Company to perform a recoverability analysis on its assets to assess whether any impairment losses should be recognized. In estimating the undiscounted future cash flows, the Company uses certain assumptions, including, but not limited to, the estimated, undiscounted future cash flows expected to be generated by these assets, estimates of length of service the asset will be used in the Company’s operations and estimated salvage values. The Company assessed whether any impairment of its long-lived assets existed as of June 30, 2025 and has determined that the assets are recoverable.
The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available and will update its analyses accordingly.
Indefinite-Lived Intangible Assets

With the adoption of fresh start accounting, the Company recorded $83.5 million of indefinite-lived intangible assets within intangible assets on the Company's condensed consolidated balance sheet as of the Fresh Start Reporting Date. The Company's indefinite-lived intangible assets are related to landing and take-off rights and authorizations (Slots) at the LaGuardia Airport (“LGA”).

These indefinite-lived intangible assets are assessed for impairment annually in September, or more frequently if events or circumstances indicate that the fair values of indefinite-lived intangible assets may be lower than their carrying values. As of June 30, 2025, the Company has not identified any such events or circumstances that would indicate the fair value of the LGA Slots is below their carrying value. Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. The Company primarily relies on a quantitative approach to assess impairment, using fair value estimates provided annually by an independent third-party specialist. The specialist applies a market approach to determine fair value, which relies on recent slot transaction data, market lease rates, and input from industry participants and regulatory agencies. Slot values are further adjusted based on factors such as time-of-day, peak demand, and qualitative considerations. These valuations reflect market participant assumptions and are used to determine whether it is more likely than not that the fair value of the Slots is less than their carrying amount.
Long-Term Debt
The estimated fair value of the Company's term loan debt agreements and revolving credit facility have been determined to be Level 3, as certain inputs used to determine the fair value of these agreements are unobservable. The Company utilizes a discounted cash flow method to estimate the fair value of the Level 3 long-term debt. The estimated fair value of the Company's Exit Secured Notes and publicly and non-publicly held EETC debt agreements has been determined to be Level 2, as the Company utilizes quoted market prices in markets with low trading volumes to estimate the fair value of its Level 2 long-term debt.
    The carrying amounts and estimated fair values of the Company's long-term debt at June 30, 2025 and December 31, 2024 were as follows (in millions):

	Successor		Predecessor
	June 30, 2025		December 31, 2024		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
DIP term loans	$—	$—	$309.0	$309.0	Level 3
Fixed-rate term loans	880.2	848.1	972.2	970.7	Level 3
Unsecured term loans	136.3	135.2	136.3	130.4	Level 3
2015-1 EETC Class A	223.6	203.7	234.6	215.8	Level 2
2017-1 EETC Class AA	154.3	131.8	160.3	140.4	Level 2
2017-1 EETC Class A	51.4	42.7	53.4	45.8	Level 2
2017-1 EETC Class B	—	—	44.7	40.5	Level 2
2025-1 EETC Class B	215.0	196.8	—	—	Level 2
Revolving credit facility	—	—	300.0	300.0	Level 3
Exit secured notes	850.3	614.5	—	—	Level 2
Total long-term debt	$2,511.1	$2,172.8	$2,210.5	$2,152.6

8.00% senior secured notes	$—	$—	$1,110.0	$1,117.9	Level 3
4.75% convertible notes due 2025	—	—	25.1	8.8	Level 2
1.00% convertible notes due 2026	—	—	500.0	166.4	Level 2
Total liabilities subject to compromise	$—	$—	$1,635.1	$1,293.1

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2025 and December 31, 2024 were comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in accounts subject to account control agreements or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. In addition, as of June 30, 2025, the Company had $48.7 million in standby letters of credit secured by $49.6 million of restricted cash, of which $44.4 million were issued letters of credit. The Company also had $50.0 million of restricted cash held in an account subject to a control agreement under its credit card processing agreement, $46.5 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the Exit Secured Notes and $6.0 million in pledged cash pursuant to its corporate credit cards.

Assets Held for Sale
The Company's assets held for sale as of June 30, 2025 primarily consisted of the 21 A320ceo and A321ceo aircraft planned for future sales. Currently, these aircraft are not being utilized within the operation and are available for immediate sale. The assets are measured at the lower of the carrying amount or fair value, less cost to sell and a loss is recognized for any initial adjustment of the asset’s carrying amount to fair value, less cost to sell. Such valuations include estimations of fair values and incremental direct costs to transact a sale. The fair values were determined using Level 3 fair value inputs primarily based on the agreed upon sales price for each aircraft.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below (in millions):

	Successor Fair Value Measurements as of June 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$407.5	$407.5	$—	$—
Restricted cash	152.1	152.1	—	—
Short-term investment securities	—	—	—	—
Assets held for sale	449.1	—	—	449.1
Total assets	$1,008.7	$559.6	$—	$449.1

Total liabilities	$—	$—	$—	$—

	Predecessor Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$902.1	$902.1	$—	$—
Restricted cash	168.4	168.4	—	—
Short-term investment securities	118.3	118.3	—	—
Assets held for sale	463.0	—	—	463.0
Total assets	$1,651.8	$1,188.8	$—	$463.0

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the six months ended June 30, 2025 and the year ended December 31, 2024.

15. Debt and Other Obligations

Exit Revolving Credit Facility

On the Emergence Date, the Company entered into an Amended and Restated Credit and Guaranty Agreement with the lenders under its former revolving credit facility due in 2026. This agreement modified certain terms and conditions of the existing facility, resulting in a new revolving credit facility of up to $300.0 million (the “Exit Revolving Credit Facility”). Concurrently, Spirit Airlines repaid in full the outstanding balance of $300.0 million under the former revolving credit facility due in 2026.

The Exit Revolving Credit Facility is comprised of (i) commitments by the Exit RCF Lenders to provide revolving credit loans and letters of credit in an aggregate amount equal to $275.0 million (the “Exit RCF Commitments”) and (ii) an uncommitted incremental revolving credit facility in an aggregate amount up to $25.0 million. The Exit Revolving Credit Facility constitutes Spirit Airlines' senior secured obligations and is guaranteed by each of Spirit Airlines' direct and indirect subsidiaries. In addition, in connection with the Corporate Reorganization, Spirit became a guarantor under the Exit Revolving Credit Agreement. As of June 30, 2025, the Exit Revolving Credit Facility was undrawn and had available capacity of $275.0 million. The Company’s uses of the proceeds of the Exit Revolving Credit Facility shall include, among other items, working capital and other general corporate needs of the Company and its subsidiaries.

The Exit Revolving Credit Facility is secured by first-priority and second-priority security interests and liens on certain of Spirit Airlines' and its subsidiaries’ assets, including, among other things, (i) certain take-off and landing rights at LaGuardia Airport, (ii) certain eligible aircraft spare parts and ground support equipment and (iii) certain aircraft, spare engines and flight simulators. The Exit Revolving Credit Facility will mature on March 12, 2028. The revolving loans borrowed under the Exit Revolving Credit Facility will bear interest at a variable rate per annum equal to the Company's choice of (i) Adjusted Term SOFR plus 3.25% per annum or (ii) Alternate Base Rate plus 2.25% per annum. The commitment amount of $275.0 million will be reduced to $250.0 million on September 30, 2026.

The Exit Revolving Credit Facility contains customary covenants that, among other things, restrict Spirit Airlines' ability and the ability of its subsidiaries to, among other things, make restricted payments, incur additional indebtedness, create certain liens on the collateral, sell or otherwise dispose of the collateral, engage in certain transactions with affiliates and consolidate, merge, sell or otherwise dispose of all or substantially all of Spirit Airlines' and its subsidiaries’ assets. The Exit Revolving Credit Facility also requires the Company to, among other things, maintain (i) so long as any loans or letters of credit are outstanding under the Exit Revolving Credit Facility, unrestricted cash, cash equivalents, short-term investment securities and unused commitments available under all revolving credit facilities (including the Exit Revolving Credit Facility) aggregating not less than $500.0 million, of which no more than $300.0 million may be derived from unused commitments under the Exit Revolving Credit Facility, (ii) a minimum ratio of the borrowing base of the collateral under the Exit Revolving Credit Facility to outstanding obligations under the Exit Revolving Credit Facility of not less than 1.0 to 1.0 (if the Company does not meet the minimum collateral coverage ratio, it must either provide additional collateral to secure its obligations under the Exit Revolving Credit Facility or repay the loans thereunder by an amount necessary to maintain compliance with the collateral coverage ratio), and (iii) the pledged take-off and landing rights of the Company at LaGuardia Airport, a specified number of spare engines and the Company's spare parts (subject to certain exceptions) in the collateral under the Exit Revolving Credit Facility so long as any loans or letters of credit are outstanding under the Existing Revolving Credit Facility.

Exit Secured Notes

On the Effective Date, certain subsidiaries of Spirit Airlines (the “Co-Issuers”) issued $840.0 million in aggregate principal amount of PIK toggle senior secured notes due 2030 (the “2030 Notes" or the “Exit Secured Notes”). The 2030 Notes were issued in a private offering to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and to institutional “accredited investors” (as defined in Regulation D of the Securities Act) and outside the United States to non-U.S. persons pursuant to Regulation S. The 2030 Notes are the Co-Issuers’ senior secured obligations and are guaranteed on a senior secured basis by Spirit Airlines and each of its direct and indirect subsidiaries existing on the Effective Date or subsequently acquired and/or formed subsidiaries. In addition, in connection with the Corporate Reorganization, Spirit became a guarantor of the 2030 Notes. The 2030 Notes are secured by second-priority liens on certain Exit Revolving Credit Facility priority collateral (including the collateral under the Exit Revolving Credit Facility described in Note 15 above), and a first-priority lien on all other collateral. The 2030 Notes will mature on March 12, 2030, subject to earlier repurchase or redemption in accordance with the terms of the Indenture (as defined below). The 2030 Notes bear interest, at the option of Spirit Airlines, (i) at 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or (ii) at 11.00% per annum payable in cash, in each case, in arrears on a quarterly basis. Interest is calculated on the basis of a 360-day year composed of twelve 30-day months.

On or before March 12, 2027, the 2030 Notes are redeemable by the Co-Issuers, in whole or in part, at a redemption price equal to 100.00% of the principal amount of the 2030 Notes redeemed, plus a “make-whole” premium, plus accrued and unpaid interest, if any, to the date of redemption.

At any time after March 12, 2027 but on or prior to March 12, 2028, Spirit Airlines may redeem the 2030 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2030 Notes redeemed, plus accrued and unpaid interest to the redemption date, plus a 6.0% premium. Thereafter, Spirit Airlines may redeem the 2030 Notes in whole or in part, at par, plus accrued and unpaid interest to the redemption date.

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

The 2030 Notes and guarantees were issued pursuant to an indenture by and among Spirit Airlines, the Co-Issuers, the subsidiary guarantors and Wilmington Trust, National Association, as trustee (the “Trustee”) and collateral custodian, referred to herein as the Indenture. The Indenture contains customary covenants that, among other things, restrict Spirit Airlines' ability and the ability of its subsidiaries to, among other things, make restricted payments, incur additional indebtedness, create certain liens on the collateral, sell or otherwise dispose of the collateral, engage in certain transactions with affiliates and consolidate, merge, sell or otherwise dispose of all or substantially all of Spirit Airlines' and its subsidiaries’ assets. In addition, the Indenture requires that Spirit Airlines maintain unrestricted cash, cash equivalents, short-term investment securities and unused commitments available under all revolving credit facilities (including the Exit Revolving Credit Facility) aggregating not less than $450.0 million, of which no more than $300.0 million may be derived from unused commitments under the Exit Revolving Credit Facility.

In connection with the Corporate Reorganization, Spirit entered into a supplemental indenture, by and among the Co-Issuers, Spirit and the Trustee, to the Indenture pursuant to which Spirit guaranteed the 2030 Notes.

EETC

On March 31, 2025, the Company completed a private offering of Class B(R) Pass Through Certificates, Series 2025-1B(R) (the “Class B(R) Certificates”), in the aggregate face amount of $215 million, the proceeds of which were used to acquire new equipment notes to be issued by the Company. During the second quarter of 2025, the Company used the proceeds from the issuance to repay $43.0 million outstanding related to its existing “Series B” equipment notes issued under the 2017-1 pass through certificates, pay transaction fees, and for general corporate purposes.

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

As of June 30, 2025, the DIP Facility was fully repaid and terminated in connection with the Company’s emergence from the bankruptcy. As of December 31, 2024, the outstanding DIP term loan was included in current maturities of long-term debt, net of unamortized discounts, and finance leases on the Company’s consolidated balance sheets.

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

Long-term debt is comprised of the following:

	Successor	Predecessor	Successor	Predecessor
	As of		As of
	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
	(in millions)		(weighted-average interest rates)
DIP term loan due in 2025	$—	$309.0	N/A	11.82%
Fixed-rate loans due through 2039 (1)	880.2	972.2	5.24%	6.44%
Unsecured term loans due in 2031	136.3	136.3	2.50%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	223.6	234.6	4.04%	4.10%
Fixed-rate class AA 2017-1 EETC due through 2030	154.3	160.3	3.36%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	51.4	53.4	3.63%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	—	44.7	N/A	3.80%
Fixed-rate class B(R) 2025 EETC due through 2030	215.0	—	11.00%	N/A
Exit secured notes due in 2030	850.3	—	12.00%	N/A
Revolving credit facility due in 2028	—	300.0	N/A	6.67%
Long-term debt	$2,511.1	$2,210.5
Less current maturities, net (2)	121.0	436.3
Less unamortized discounts, net (2)	148.0	13.2
Total	$2,242.1	$1,761.0
(1) Includes obligations related to 18 aircraft recorded as failed sale leaseback transactions. Refer to Note 12, Leases for additional information.
(2) Includes deferred financing costs associated with the Company’s long-term debt, as well as the original issue discount resulting from fair value adjustments under fresh start accounting.
During the three months ended June 30, 2025, the Successor Period and the Current Predecessor Period, the Company made scheduled principal payments of $35.9 million, $42.1 million, and $25.5 million, respectively, on its outstanding debt obligations. In addition, during the Current Predecessor Period, the Company fully repaid the DIP Facility and Revolving Credit Facility in the amounts of $309.0 million and $300.0 million, respectively.

At June 30, 2025, the successor's long-term debt principal payments for the next five years and thereafter were as follows (in millions):

June 30, 2025
Remainder of 2025	$69.4
2026	180.9
2027	207.6
2028	390.6
2029	103.1
2030 and beyond (1)	1,737.3
Total debt principal payments	$2,688.9

(1) Includes paid-in-kind (PIK) interest that is anticipated to accrue and be settled along with the principal repayment of the Company’s Exit Secured Notes at maturity.

Interest Expense

Successor's interest expense related to long-term debt and finance leases consists of the following (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
8.00% senior secured notes (1)	$—	$23,252
Fixed-rate term loans	11,847	17,503
Unsecured term loans	1,528	346
Class A 2015-1 EETC	2,281	2,505
Class B 2015-1 EETC	—	5
Class AA 2017-1 EETC	1,309	1,403
Class A 2017-1 EETC	472	504
Class B 2017-1 EETC	142	440
Class B(R) 2025-1 EETC (2)	5,913	—
Convertible notes (3)	—	4,432
Exit secured notes	25,480	—
Finance leases	6	9
Commitment and other fees	492	421
Amortization of deferred financing costs and fair value adjustments	12,633	3,487
Total	$62,103	$54,307
(1) Includes $1.1 million of accretion and $22.2 million of interest expense for the three months ended June 30, 2024.
(2) Includes $0.1 million of amortization of the discount, as well as interest expense, for the three months ended June 30, 2025.
(3) Includes $4.4 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026 for the three months ended June 30, 2024.

	Successor	Predecessor	Predecessor
	Period from March 13, 2025 through June 30, 2025	Period from January 1, 2025 through March 12, 2025	Six Months Ended June 30, 2024
8.00% senior secured notes (1)	$—	$17,753	$46,505
Fixed-rate term loans	14,764	13,175	35,355
Unsecured term loans	1,599	265	685
Class A 2015-1 EETC	2,784	1,879	5,117
Class B 2015-1 EETC	—	—	446
Class AA 2017-1 EETC	1,582	1,036	2,823
Class A 2017-1 EETC	571	373	1,014
Class B 2017-1 EETC	228	325	885
Class B(R) 2025-1 EETC (2)	5,913	—	—
Convertible notes (3)	—	1,246	8,363
Exit secured notes	30,800	—	—
Revolving credit facilities	—	3,732	—
DIP term loan	—	6,869	—
Finance leases	8	5	17
Commitment and other fees	605	20	835
Amortization of deferred financing costs and fair value adjustments	13,026	1,004	7,069
Total	$71,880	$47,682	$109,116

(1) Includes interest expense for the Predecessor Period from January 1, 2025 through March 12, 2025. Includes $2.1 million of accretion and $44.4 million of interest expense for the six months ended June 30, 2024.
(2) Includes $0.1 million of amortization of the discount, as well as interest expense, for the Successor Period from March 13, 2025 through June 30, 2025.

(3) Includes interest expense for the convertible notes due 2025 and 2026, for the 2025 Predecessor Period. Includes $8.9 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026, partially offset by $0.5 million of favorable mark to market adjustments for the convertible notes due 2026, for the six months ended June 30, 2024.
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
During the first quarter of 2025, Ted Christie, then President and Chief Executive Officer, served as the Company’s CODM and was responsible for overseeing operating performance, allocating resources and regularly communicating with executive team on these matters. Subsequently, on April 6, 2025, Ted Christie stepped down from his role. On April 17, 2025, the Board of Directors appointed David Davis as President and Chief Executive Officer and as a member of the Board, in each case effective as of April 21, 2025. Beginning on the effective date, Mr. Davis assumed the role of CODM and became responsible for overseeing the Company’s operating performance, resource allocation, and executive-level decision-making. For more information on the condensed consolidated operating results of the Company’s single reportable segment, refer to the Company’s condensed consolidated statements of operations.
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below (in thousands):

	Successor	Predecessor
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
DOT—Domestic	$913,770	$1,141,272
DOT—Latin America	106,063	139,617
Total	$1,019,833	$1,280,889

	Successor	Predecessor
	Period from March 13, 2025 through June 30, 2025	Period from January 1, 2025 through March 12, 2025	Six Months Ended June 30, 2024
DOT—Domestic	$1,149,190	$663,201	$2,235,762
DOT—Latin America	127,688	92,153	310,664
Total	$1,276,878	$755,354	$2,546,426

17. Income Taxes
The following table displays the Company’s (loss) income from operations before income tax, income tax expense and effective tax rate (in thousands):

Successor
Three Months Ended June 30, 2025
(Loss) Income from Continuing Operations Before Income Tax	$(249,828)
Income Tax (Benefit) Expense	$(3,997)
Effective Rate	1.60%

	Successor	Predecessor
	Period from March 13, 2025 through June 30, 2025	Period from January 1, 2025 through March 12, 2025
(Loss) Income from Continuing Operations Before Income Tax	$(260,867)	$90,086
Income Tax (Benefit) Expense	$(4,100)	$17,870
Effective Rate	1.57%	19.84%

The income tax benefit of $4.0 million and $4.1 million for the three months ended June 30, 2025 and for the Successor Period from March 13, 2025 through June 30, 2025, respectively, is based on the Company's annualized effective rate (“AETR”). For the Successor Period, the Company estimates its AETR for continuing operations in recording its interim income tax provision for the various jurisdictions in which it operates. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of the Company's estimated AETR, as such, items are recognized as discrete items in the quarter in which they occur.
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
In the Chapter 11 Cases, the cancellation of debt income (“CODI”) realized upon emergence from bankruptcy is excludable from taxable income, but results in a reduction of tax attributes in accordance with the attribute reduction and ordering rules of Section 108 of the Internal Revenue Code. The amount of the Company's CODI is estimated to be $478.1 million and will be taken completely against, and therefore will reduce, its NOL carryforwards. After taking into account the CODI, the remaining federal NOL carryforward is estimated to be approximately $1.8 billion and all federal NOL carryforwards do not expire. The reductions in NOL carryforwards for the CODI are expected to be fully offset by a corresponding decrease to the Company's valuation allowance as of December 31, 2025. Some states have similar rules for attribute reduction which will result in the reduction of certain of its state NOL carryforwards.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting our financial condition at June 30, 2025 and results of operations for the Period from March 13, 2025 through June 30, 2025 (the "Successor Period"), the Period from January 1, 2025 through March 12, 2025 (the "Predecessor Period"), and the three and six months ended June 30, 2024. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements of Spirit Airlines, Inc. and notes thereto.
Although GAAP requires that we report on our results for the Predecessor Period from January 1, 2025 through March 12, 2025 and the Successor Period from March 13, 2025 through June 30, 2025 separately, management views our operating results for the six months ended June 30, 2025 by combining the results of the Predecessor and the Successor Periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the operating results for the period from January 1, 2025 through March 12, 2025 to any of the previous periods reported in the condensed consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. We believe the key performance indicators such as operating revenues and expenses for the combined Predecessor and Successor period ended June 30, 2025 with the six months ended June 30, 2024 provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods and any material impacts as a result of fresh start accounting were included within the discussion of these changes.
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
We exclude special charges (credits), loss (gain) on disposal of assets, furlough, termination and retention related expenses, and a litigation loss contingency adjustment recorded in the first quarter of 2024 to determine Adjusted CASM. We believe that also excluding aircraft fuel expense and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, this Quarterly Report on Form 10-Q and subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
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

During the second quarter of 2025, we announced updates to our Free Spirit® Loyalty Program and onboard experience. These updates are part of our ongoing initiatives to provide more value and comfort, along with an enhanced Guest experience. Additionally, during the second quarter of 2025, we announced changes in the naming of our travel options: Spirit First (formerly Go Big), Premium Economy (formerly Go Comfy), and Value (formerly Go).

Updates to our Premium Economy (formerly Go Comfy) product include the following:

•Introduction of more than 40 extra-legroom seats with 32-inch pitch across 7 rows
•Includes carry-on, 25% discount on food and beverages, no change or cancel fees, and Priority Boarding
•Blocked middle seat will be phased out with the introduction of extra-legroom seats
•Bookings opened May 15, with availability on flights started July 9

Enhancements to our Free Spirit program include the following:

•Points can now be redeemed across all three travel options (Spirit First, Premium Economy, and Value)
•Complimentary seat upgrades for Free Spirit Status and Mastercard holders
•Upgrade benefit expanded to one additional Guest on the reservation
•Two free checked bags for Free Spirit Credit Cardholders and a new Free Spirit Debit Card scheduled to launch later this year

These changes are designed to build Guest loyalty, improve brand perception, and give travelers more opportunities to experience and enjoy our premium options.

Emergence from Bankruptcy
On November 18, 2024 (the "Petition Date"), Spirit Airlines Inc. ("Spirit Airlines") commenced a voluntary case (the "Chapter 11 Case") under Chapter 11 of Title 11 of the United States Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"), and, on November 25, 2024, certain of Spirit Airlines' subsidiaries (together with Spirit Airlines, the "Company Parties") also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the Chapter 11 Case (collectively, the "Chapter 11 Cases"). On February 20, 2025, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and Its Debtor Affiliates (the "Plan"). On March 12, 2025 (the "Emergence Date" or the "Effective Date"), we emerged from the Chapter 11 Cases in accordance with the Plan. Since the Petition Date and through the Emergence Date, the Company Parties operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

•Exit Revolving Credit Facility. Spirit and certain of its subsidiaries entered into Amended and Restated Credit and Guaranty Agreement with the lenders of the revolving credit facility due in 2026 (“Exit RCF” or "Exit Revolving Credit Facility") that provides revolving credit loans and letters of credit in an aggregated amount equal to $275.0 million and an uncommitted incremental revolving credit facility up to $25.0 million. The commitment of $275.0 million will be reduced to $250.0 million on September 30, 2026. Concurrently, Spirit Airlines paid the then-outstanding Revolving Credit Facility of $300.0 million (Class 3 Claims) in full. Refer to "Notes to Condensed Consolidated Financial Statements—15, Debt and Other Obligations" for additional information.

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

•Cancellation of Prior Equity Securities. All common stock, unvested equity awards, any outstanding PSP loan warrants and all other equity interests in Spirit Airlines that were outstanding immediately prior to the Emergence Date were terminated and canceled. Refer to "Notes to Condensed Consolidated Financial Statements—8, Equity" for additional information.

•Settlement of Claims and Fees. General Administrative Claims, Professional Fee Claims, and fees payable to the U.S. Trustee were or will be paid in full.

•Unimpaired Claims. Other Secured Claims (Class 1 Claims) and Other Priority Claims (Class 2 Claims) were paid or will be paid in full in the ordinary course, were reinstated, or otherwise rendered unimpaired. General Unsecured Claims (Class 6 Claims) were reinstated or otherwise rendered unimpaired.

•Election of Directors. Spirit appointed new members to its board of directors and the directors of Spirit Airlines stepped down.

•Charter and Bylaws. Pursuant to the Plan, Spirit amended and restated its certificate of incorporation (the “Charter”) and bylaws (the “Bylaws”), each of which became effective on the Effective Date.

•Holding Company Reorganization. The Company completed a corporate reorganization (the “Corporate Reorganization”) pursuant to which Spirit became the new parent company, with Spirit Airlines becoming a wholly owned subsidiary of Spirit and converting from a Delaware corporation to a Delaware limited liability company. Spirit became the successor issuer to Spirit Airlines for SEC reporting purposes pursuant to Rule 15d-5 of the Exchange Act.

The costs of efforts to restructure our capital, prior to and during the Chapter 11 Cases, along with all other costs incurred in connection with the Chapter 11 Cases, have been material.

Reorganization Items

Any expenses and losses incurred or realized as of or subsequent to the Petition Date through the Emergence Date and as a direct result of the Chapter 11 Cases are recorded within reorganization expense on our condensed consolidated statements of operations. During the Current Predecessor Period, we recorded $421.5 million of reorganization gain. Refer to "Notes to

Condensed Consolidated Financial Statements—3, Emergence from Voluntary Reorganization under Chapter 11" for additional information.

Special Charges, Non-Operating

Expenses incurred prior to the Petition Date or after the Emergence Date in relation to the Chapter 11 Cases are recorded within special charges, non-operating on our condensed consolidated statements of operations. During the three months ended June 30, 2025, the Successor Period and the Current Predecessor Period, we recorded charges of $11.0 million, $12.4 million and $5.5 million, respectively. Charges incurred during the Successor periods primarily related to post-emergence restructuring related expenses, including professional fees, other related costs, and termination and retention expenses. Charges incurred during the Current Predecessor Period primarily consisted of professional and other fees. Refer to "Notes to Condensed Consolidated Financial Statements—7, Special Charges (Credits)" for additional information.

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

In accordance with ASC 852, upon adoption of fresh start accounting, the reorganization value derived from the enterprise value as disclosed in the Plan was allocated to our assets and liabilities based on their fair values in accordance with FASB ASC Topic No. 805 - Business Combinations (ASC 805) and FASB ASC Topic No. 820 - Fair Value Measurements (ASC 820), with limited exceptions (such as deferred taxes). The amount of deferred income taxes recorded due to the fair value adjustments to assets and liabilities was determined in accordance with FASB ASC Topic No. 740 - Income Taxes.

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

To determine fair value adjustments as of the Effective Date, we engaged third-party valuation experts to conduct an analysis of the condensed consolidated balance sheets to determine the fair values of each balance. The material adjustments were made to property plant and equipment, leased liabilities and ROU assets, available-for-sale, and debt. Refer to "Notes to Condensed Consolidated Financial Statements—4, Fresh Start Accounting" for additional information.

NYSE American Listing

On November 18, 2024, we received written notice from the NYSE notifying us that, as a result of the Chapter 11 Case and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that Spirit Airlines' shares of common stock, par value $0.0001 per share (the "Old Common Stock"), would be delisted from the NYSE and that trading of the shares of Old Common Stock on NYSE was suspended immediately. As a result of the suspension and expected delisting, the shares of Old Common Stock commenced trading on the OTC Pink Market under the symbol "SAVEQ" on November 19, 2024 and continued through the Emergence Date. Upon emergence, all equity securities of Spirit Airlines outstanding prior to the Effective Date, including Old Common Stock, were canceled, released, and extinguished, and of no further force or effect and without any need for a holder of Old Common Stock to take further action with respect thereto.

Following emergence, and consistent with our contractual obligations, Spirit applied to list its issued shares of Common Stock on the NYSE American stock exchange. Refer to "Notes to Condensed Consolidated Financial Statements—8, Equity" for additional information. Trading of our shares of Common Stock began on April 29, 2025, under the symbol "FLYY."
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

Ability to Drive Profitability While Reducing Network Capacity. We are reducing our capacity and re-aligning our network to enhance operational reliability and targeting increased revenue per ASM, focusing on markets where industry capacity and demand are better aligned. The success of this strategy requires increasing our market share in targeted markets, which, in turn, should allow us to command a pricing premium and generate higher revenue per ASM. In addition, we are pursuing strategies to improve our revenue per ASM by enhancing our products, including our Premium Economy travel option.

Maintaining Low Unit Costs. Our cost structure has consistently been among the lowest in the U.S. airline industry, which is one of our key competitive advantages and we continue to work to reduce costs. This has allowed us to offer low fares, drive traffic volume, increase market share and protect profitability. Some of our principal costs arise from contractual obligations such as aircraft leases, airport real estate and CBAs, which are fixed for long periods. Further, as we reduce our capacity and slow our growth, unit costs are expected to increase due to fewer units available to absorb fixed costs. Additionally, we have faced inflationary pressures, particularly in areas such as wages, salaries, benefits and airport operating costs.

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

On June 4, 2025, we entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE will provide us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from January 1, 2025 through December 31, 2025. However, we do not expect these credits to fully offset the related costs and operational disruptions. As a result, the engine issues could continue to negatively impact our operating results. For additional information on the credits related to AOG days, refer to "Notes to Condensed Consolidated Financial Statements—13. Commitments, Contingencies and Other Contractual Arrangements."

In addition to the effects of the Pratt & Whitney GTF engine issues on our operational reliability, we have experienced an overall increase in volatility in seasonality as well as a decrease in unit revenue, including elevated domestic capacity and continued weak demand for domestic leisure travel in the second quarter of 2025, and persistently higher fuel prices over the last few years, which have negatively affected revenue and costs. Should these trends continue into the future, our operating results may be negatively impacted.

Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, competition capacity, aircraft type, passenger amenities, number of routes served from a city, customer service, safety record, reputation, code-sharing relationships, loyalty programs and redemption opportunities. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and loyalty program initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods in efforts to maximize unit revenue. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that puts it under financial pressure to sell tickets.

The legacy network carriers have developed a fare-class pricing approach, in which a portion of available seats may be sold at or near our prices, but without most product features available only to those passengers paying at higher fare levels on the same flight. Broad fare discounting may have the effect of diluting the profitability of revenues of high-cost legacy carriers, but the more focused fare-class have allowed network carriers to continue offering prices competitive to those of low-cost carriers on some flights or routes, while maintaining higher pricing to their traditional constituencies of corporate and less price-sensitive travelers. Moreover, the massive scale and network reach of legacy network carriers provides an inherent advantage for their loyalty reward programs, which represent a material portion of revenues in profitability of those carriers.

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

We have six union-represented employee groups comprising approximately 83% of our employees at June 30, 2025. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW, our passenger service agents are represented by the Transport Workers Union, or TWU and our aircraft maintenance technicians are represented by the Aircraft Mechanics Fraternal Association, or AMFA. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.

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

Tariffs. The current U.S. Administration is in the process of expanding the scope of tariffs and significantly increasing the rates on goods imported into the United States. In response, foreign governments have imposed, and are expected to impose, retaliatory tariff measures against the United States. Any tariffs are expected to increase expenses and may have an impact on demand.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and six month periods ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Percent Change
	2025	2024
Operating Statistics (unaudited) (A):
Average aircraft	214.3	207.3	3.4%
Aircraft at end of period (B)	215	210	2.4%
Average daily aircraft utilization (hours)	7.8	10.6	(26.4)%
Departures	59,228	75,925	(22.0)%
Passenger flight segments (PFSs) (thousands)	8,788	11,810	(25.6)%
Revenue passenger miles (RPMs) (thousands)	8,546,944	11,766,847	(27.4)%
Available seat miles (ASMs) (thousands)	10,761,858	14,146,192	(23.9)%
Load factor (%)	79.4%	83.2%	(3.8) pts
Total revenue per passenger flight segment ($)	116.05	108.46	7.0%
Average yield (cents)	11.93	10.89	9.6%
TRASM (cents)	9.48	9.05	4.8%
CASM (cents)	11.19	10.13	10.5%
Adjusted CASM (cents)	11.19	10.23	9.4%
Adjusted CASM ex-fuel (cents)	8.77	7.36	19.2%
Fuel gallons consumed (thousands)	110,004	146,686	(25.0)%
Average economic fuel cost per gallon ($)	2.37	2.78	(14.7)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.
(B) Includes 21 aircraft recorded as assets held for sale on our condensed consolidated balance sheets as of June 30, 2025. Refer to “Notes to Condensed Consolidated Financial Statements—14. Fair Value Measurements" for additional information on the aircraft recorded as assets held for sale.

	Six Months Ended June 30,		Percent Change
	2025	2024
Operating Statistics (unaudited) (A):
Average aircraft	213.3	206.3	3.4%
Aircraft at end of period (B)	215	210	2.4%
Average daily aircraft utilization (hours)	8.0	10.5	(23.8)%
Departures	118,085	147,846	(20.1)%
Passenger flight segments (PFSs) (thousands)	17,557	22,624	(22.4)%
Revenue passenger miles (RPMs) (thousands)	17,151,907	22,649,463	(24.3)%
Available seat miles (ASMs) (thousands)	21,586,686	27,635,211	(21.9)%
Load factor (%)	79.5%	82.0%	(2.5) pts
Total revenue per passenger flight segment ($)	115.75	112.55	2.8%
Average yield (cents)	11.85	11.24	5.4%
TRASM (cents)	9.41	9.21	2.2%
CASM (cents)	11.61	10.52	10.4%
Adjusted CASM (cents)	11.54	10.45	10.4%
Adjusted CASM ex-fuel (cents)	9.03	7.51	20.2%
Fuel gallons consumed (thousands)	221,091	286,826	(22.9)%
Average economic fuel cost per gallon ($)	2.45	2.84	(13.7)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.
(B) Includes 21 aircraft recorded as assets held for sale on our condensed consolidated balance sheets as of June 30, 2025. Refer to “Notes to Condensed Consolidated Financial Statements—14. Fair Value Measurements" for additional information on the aircraft recorded as assets held for sale.

Executive Summary
Summary of Results

For the second quarter of 2025, we had a negative operating margin of 18.1% compared to a negative operating margin of 11.9% in the prior year period. We generated a pre-tax loss of $249.8 million and a net loss of $245.8 million on operating revenues of $1,019.8 million. For the second quarter of 2024, we generated a pre-tax loss of $189.6 million and a net loss of $192.9 million on operating revenues of $1,280.9 million.
Our Adjusted CASM ex-fuel for the second quarter of 2025 was 8.77 cents compared to 7.36 cents in the prior year period. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense, other operating expense, aircraft rent expense, landing fees and other rents expense, and distribution expense.
During the second quarter of 2025, ASMs decreased by 23.9% compared to the prior year period due to a decrease in the number of active aircraft, as well as lower aircraft utilization. To better align our flight volume with the current demand and competitive environment, during the fourth quarter of 2024, we agreed to sell 23 aircraft to GA Telesis, LLC ("GAT"), which were removed from service, reducing the average number of aircraft available for service during the three months ended June 30, 2025, when compared to the three months ended June 30, 2024. We also had a higher average number of AOG aircraft in the second quarter of 2025 when compared to the prior year period. In addition, we reduced the number of scheduled flights on off-peak travel days to a greater degree than in the second quarter of last year, which drove lower utilization period over period.
As of June 30, 2025, we had 215 Airbus A320-family aircraft in our fleet comprised of 63 A320s, 29 A321s, 32 A321neos and 91 A320neos. As of June 30, 2025, we had 88 A320 family aircraft scheduled for delivery through 2031, of which no aircraft are scheduled for delivery during the remainder of 2025.

Furthermore, to continue our ongoing efforts to optimize and enhance efficiencies, in July 2025, we announced that we will downgrade approximately 140 Captains to First Officers and furlough approximately 270 pilots, effective October 1, 2025 and November 1, 2025, respectively to align with our projected flight volume for 2026. We expect to record approximately $6 million in expenses related to these furloughs.
We continue to realign our network to focus on markets where we have a strong positioning, where leisure travel demand is high, and where we can attract travelers who value our new product offerings. These changes are expected to support pricing premiums and generate higher per seat revenues.

Comparison of the three months ended June 30, 2025 to the three months ended June 30, 2024
Operating Revenues

Operating revenues decreased $261.1 million, or 20.4%, to $1,019.8 million for the second quarter of 2025, as compared to the second quarter of 2024, primarily due to a decrease in capacity of 23.9% and a 3.8 pts decrease in load factor, partially offset by an increase in average yield of 9.6%, year over year.

Total revenue per passenger flight segment increased 7.0%, year over year. The increase in total revenue per passenger flight segment was primarily driven by a 9.6% increase in average yield, period over period.

Operating Expenses

Operating expenses decreased by $229.4 million to $1,204.0 million for the second quarter of 2025, compared to $1,433.4 million the second quarter of 2024, primarily due to decreases in aircraft fuel expense, primarily driven by lower flight volume, as compared to the prior year period, as well as decreases in salaries, wages, and benefits expense, other operating expenses and depreciation and amortization expense.
Aircraft fuel expense includes into-plane fuel expense and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs and taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended June 30, 2025 and 2024.
Aircraft fuel expense decreased by $146.8 million, or 36.0%, from $407.3 million in the second quarter of 2024 to $260.5 million in the second quarter of 2025. This decrease in fuel expense period over period, was due to a 25.0% decrease in fuel gallons consumed and a 14.7% decrease in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended June 30,
	2025	2024
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	110,004	146,686	(25.0)%
Into-plane fuel cost per gallon	$2.37	$2.78	(14.7)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$260,486	$407,296	(36.0)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil, as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 14.7% was primarily a result of a decrease in jet fuel prices.
We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for three months ended June 30, 2025 and 2024, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended June 30,
	2025	2024			2025	2024
	(in thousands)				(in cents)
Salaries, wages, and benefits	$367,361	$418,378	$(51,017)	(12.2)%	3.41	2.96	0.45	15.2%
Aircraft fuel	260,486	407,296	(146,810)	(36.0)%	2.42	2.88	(0.46)	(16.0)%
Aircraft rent	140,693	125,339	15,354	12.2%	1.31	0.89	0.42	47.2%
Landing fees and other rents	101,457	116,064	(14,607)	(12.6)%	0.94	0.82	0.12	14.6%
Depreciation and amortization	62,886	84,486	(21,600)	(25.6)%	0.58	0.60	(0.02)	(3.3)%
Maintenance, materials and repairs	48,747	52,453	(3,706)	(7.1)%	0.45	0.37	0.08	21.6%
Distribution	47,139	45,923	1,216	2.6%	0.44	0.32	0.12	37.5%
Special charges (credits)	—	(381)	381	NM	—	—	—	NM
Loss (gain) on disposal of assets	(309)	(14,047)	13,738	NM	—	(0.10)	0.10	NM
Other operating	175,496	197,890	(22,394)	(11.3)%	1.63	1.40	0.23	16.4%
Total operating expenses	$1,203,956	$1,433,401	$(229,445)	(16.0)%	11.19	10.13	1.06	10.5%
Adjusted CASM (1)					11.19	10.23	0.96	9.4%
Adjusted CASM ex-fuel (2)					8.77	7.36	1.41	19.2%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended June 30,
	2025		2024
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		11.19		10.13
Special charges (credits)	$—	—	$(0.4)	—
Loss (gain) on disposal of assets	(0.3)	—	(14.0)	(0.10)
Adjusted CASM (cents)		11.19		10.23

(2)Excludes aircraft fuel expense, special charges (credits), and loss (gain) on disposal of assets.
Our Adjusted CASM ex-fuel for the second quarter of 2025 was 8.77 cents, compared to 7.36 cents in the prior year period. The increase on a per-ASM basis was primarily due to an increase in salaries, wages and benefits expense, aircraft rent expense, other operating expense, landing fees and other rents expense, and distribution expense. These per-ASM increases were mostly driven by the semi-fixed nature of many of these costs in conjunction with a 23.9% year over year decrease in capacity. The reduction in capacity resulted from fewer aircraft being available for scheduling due to GTF engine issues, as well as the strategic realignment of our network.
Salaries, wages and benefits for the second quarter of 2025 decreased $51.0 million, or 12.2%, as compared to the second quarter of 2024. On a dollar basis, salaries, wages and benefits expense decreased due to lower salaries expense, vacation-time expense, and 401(k) expense. These decreases were primarily driven by lower headcount and a decrease in operations, as compared to the prior year period. The increase on a per-ASM basis was primarily driven by a 23.9% decrease in ASMs, which resulted in higher salaries expense on a per-ASM basis. Additionally, group health expense on a per-ASM basis increased due to higher claims activity compared to the same period in the prior year.
Landing fees and other rents for the second quarter of 2025 decreased $14.6 million, or 12.6%, as compared to the second quarter of 2024. On a dollar basis, landing fees and other rents expense primarily decreased as a result of a decrease in overfly fees, period over period. The increase on a per-ASM basis was primarily driven by the decrease of 23.9% in ASMs, resulting in an increase on a per-ASM basis.

Aircraft rent expense for the second quarter of 2025 increased by $15.4 million, or 12.2%, as compared to the second quarter of 2024. This increase in aircraft rent expense on a dollar basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2024, we have acquired 16 new aircraft financed under operating leases. The increase in aircraft rent expense on a per-ASM basis was mostly due to reduced average daily aircraft utilization.

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

Depreciation and amortization for the second quarter of 2025 decreased by $21.6 million, or 25.6%, as compared to the second quarter of 2024. On a dollar and per-ASM basis, depreciation expense decreased, period over period, primarily due to the change in the composition of our owned aircraft. Since the prior year period, we sold 7 previously owned A319 aircraft and reclassified 23 aircraft to assets held for sale during the fourth quarter of 2024 within our condensed consolidated balance sheets, which are no longer being depreciated. In addition, in connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the adjustment of our assets to their fair value at the Fresh Start Reporting Date. This resulted in changes to depreciation and amortization in the Successor Period related to the fair value adjustments recorded to our fixed assets values as of the Emergence Date. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting." On a per-ASM basis, this decrease in depreciation expense was partially offset by an increase in computer software in the period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the condensed consolidated statements of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs decreased to $25.1 million for the second quarter of 2025 from $30.1 million for the three months ended June 30, 2024. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. In addition, as part of fresh start accounting, we recorded a fair value adjustment that decreased the book values of our deferred heavy maintenance, which resulted in lower amortization expense in the three months ended June 30, 2025. Amortization was further reduced by aircraft on ground ("AOG") credits, which were recognized as a reduction to the cost basis of deferred heavy maintenance. However, as our fleet continues to age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those future costs. If the amortization of heavy maintenance events was expensed within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $73.9 million and $82.5 million for the three months ended June 30, 2025 and three months ended June 30, 2024, respectively.
Maintenance, materials and repairs expense decreased by $3.7 million, or 7.1%, as compared to the second quarter of 2024. The decrease in maintenance costs on a dollar basis was mainly due to timing of maintenance events in the period as well as an increase in AOG credits, which were recognized in the period as a reduction to the cost basis of maintenance, materials and repairs. On a per-ASM basis, the increase in maintenance, materials and repairs expense was primarily due to the timing of maintenance events during the period.

Distribution costs increased by $1.2 million, or 2.6%, in the second quarter of 2025 as compared to the second quarter of 2024. The increase on a dollar and per-ASM basis was primarily due to higher advertising expense in the current year period, related to our new travel options and transformed Guest experience. The increase on a dollar basis was partially offset by decreased sales volume, which impacts our variable distribution costs such as credit card fees.

We had no significant special charges (credits) for the second quarter of 2025. Special charges (credits) for the three months ended June 30, 2024 consisted of a net credit of $0.4 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue.

Loss (gain) on disposal of assets for the second quarter of 2025 primarily consisted of $2.9 million gain related to one aircraft sale leaseback transaction related to a new aircraft delivery completed during the second quarter of 2025. The gain was partially offset by a $1.7 million loss resulting from an adjustment to previously recorded impairment charges in the fourth quarter 2024 reflecting a change in estimates of costs to sell associated with our aircraft sale and purchase agreement with GAT, as well as $0.9 million losses related to the write-off of obsolete assets and other adjustments. Loss (gain) on disposal of assets for the three months ended June 30, 2024 primarily consisted of a $13.3 million gain related to 4 aircraft sale leaseback transactions related to new aircraft deliveries and a net gain of $0.6 million related to the sale of 5 A319 airframes and 9 A319 engines.

Other operating expenses for the second quarter of 2025 decreased by $22.4 million, or 11.3%, as compared to the three months ended June 30, 2024. The decrease in other operating expenses on a dollar basis was primarily due to a decrease in travel and lodging expense and ground handling expense as compared to the prior year period. These decreases are primarily a result of a 22.0% decrease in departures, and a decrease in hotel occupation rate due to usage of our new residential building. On a per-ASM basis, the increase in other operating expenses was primarily due to higher ground handling rates, increased passenger food costs driven by the introduction of travel options that include unlimited food and drinks, and higher property tax expense as compared to the prior year period.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended June 30, 2025 primarily represented the interest related to the Exit Secured Notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. Refer to "Notes to Condensed Consolidated Financial Statements—15, Debt and Other Obligations" for additional information.

In addition, as part of our emergence from bankruptcy and in compliance with ASC 852, we implemented fresh start accounting, which required us to record a fair value adjustment to our remaining outstanding debt as of the Fresh Start Reporting Date. The adjustments to each debt instrument will be amortized through the remaining term of the related debt instrument to accrete the adjusted balance to its face value at the end of the loan. Amortization will be recorded in interest expense, within the condensed consolidated statements of operations. For further details, see “Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting.”

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

Our interest income for the three months ended June 30, 2025 and June 30, 2024, primarily represented interest income earned on cash, cash equivalents, and short-term investments. During the three months ended June 30, 2025 and June 30, 2024, we had interest income of $7.1 million and $12.2 million, respectively.

Income Taxes

Our effective tax rate for the second quarter of 2025 was 1.6%, compared to (1.7)% for the second quarter of 2024. The increase in the tax rate, as compared to the prior year period, is primarily driven by a change in valuation allowances on our deferred tax assets. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

Comparison of the six months ended June 30, 2025 to the six months ended June 30, 2024
Operating Revenues
Operating revenues decreased $514.2 million, or 20.2%, to $2,032.2 million for the six months ended June 30, 2025, as compared to the prior year period, primarily due to a decrease in capacity of 21.9% and a 2.5 pts decrease in load factor, partially offset by an increase in average yield of 5.4%, year over year.

Total revenue per passenger flight segment increased 2.8%, year over year. The increase in total revenue per passenger flight segment was primarily driven by an increase of 5.4% in average yield, period over period.

Operating Expenses

Operating expenses decreased for six months ended June 30, 2025 by $400.8 million, or 13.8%, as compared to the prior year period primarily due to a decrease in aircraft fuel expense, primarily driven by lower flight volume, as well as decreases in salaries, wages and benefits expense, depreciation and amortization expense and special charges (credits). These decreases were partially offset by an increase in aircraft rent expense, period over period.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Six Months Ended June 30,
	2025	2024
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	221,091	286,826	(22.9)%
Into-plane fuel cost per gallon	$2.45	$2.84	(13.7)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$541,205	$813,647	(33.5)%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the six months ended June 30, 2025 and 2024, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Six Months Ended June 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Six Months Ended June 30,
	2025	2024			2025	2024
	(in thousands)				(in cents)
Salaries, wages, and benefits	$752,158	$849,861	$(97,703)	(11.5)%	3.48	3.08	0.40	13.0%
Aircraft fuel	541,205	813,647	(272,442)	(33.5)%	2.51	2.94	(0.43)	(14.6)%
Aircraft rent	291,760	240,545	51,215	21.3%	1.35	0.87	0.48	55.2%
Landing fees and other rents	209,402	222,782	(13,380)	(6.0)%	0.97	0.81	0.16	19.8%
Depreciation and amortization	129,336	165,832	(36,496)	(22.0)%	0.60	0.60	—	—%
Maintenance, materials and repairs	107,454	107,368	86	0.1%	0.50	0.39	0.11	28.2%
Distribution	97,032	91,099	5,933	6.5%	0.45	0.33	0.12	36.4%
Special charges (credits)	(4)	35,877	(35,881)	NM	—	0.13	(0.13)	NM
Loss (gain) on disposal of assets	11,327	(17,076)	28,403	NM	0.05	(0.06)	0.11	NM
Other operating	365,841	396,340	(30,499)	(7.7)%	1.70	1.43	0.27	18.9%
Total operating expenses	$2,505,511	$2,906,275	$(400,764)	(13.8)%	11.61	10.52	1.09	10.4%
Adjusted CASM (1)					11.54	10.45	1.09	10.4%
Adjusted CASM ex-fuel (2)					9.03	7.51	1.52	20.2%

(1)Reconciliation of CASM to Adjusted CASM:

	Six Months Ended June 30,
	2025		2024
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		11.61		10.52
Special charges (credits)	$—	—	$35.9	0.13
Loss (gain) on disposal of assets	11.3	0.05	(17.1)	(0.06)
Litigation loss contingency	—	—	(1.4)	(0.01)
Furlough and termination related expenses	$2.9	0.01	$—	—
Adjusted CASM (cents)		11.54		10.45

(2)Excludes aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough and termination related expenses recorded in the first quarter of 2025, and litigation loss contingency adjustments recorded in the first quarter of 2024.

Our Adjusted CASM ex-fuel for the six months ended June 30, 2025 was 9.03 cents as compared to 7.51 cents for the six months ended June 30, 2024. The increase on a per-ASM basis was primarily due to increases in aircraft rent expense, salaries, wages and benefits expense, other operating expenses and landing fees and other rents expense. These per-ASM increases were mostly driven by the semi-fixed nature of many of these costs in conjunction with a 21.9% year over year decrease in capacity. The reduction in capacity resulted from fewer aircraft being available for scheduling due to GTF engine issues, as well as the strategic realignment of our network.
Salaries, wages and benefits for the six months ended June 30, 2025 decreased $97.7 million, or 11.5%, as compared to the prior year period. This decrease on a dollar basis was primarily due to lower salaries expense, 401(k) expense, vacation-time expense, and bonus expense. These decreases were primarily driven by lower headcount and a decrease in operations, as compared to the prior year period. The increase on a per-ASM basis was primarily driven by a 21.9% decrease in ASMs, which resulted in higher salaries expense on a per-ASM basis. Additionally, group health expense on a per-ASM basis increased due to higher claims activity compared to the same period in the prior year.

Landing fees and other rents for the six months ended June 30, 2025 decreased $13.4 million, or 6.0%, as compared to the prior year period. On a dollar basis, landing fees and other rents expense primarily decreased as a result of a decrease in overfly fees, period over period. The increase on a per-ASM basis was primarily driven by a 21.9% decrease in ASMs, resulting in an increase on a per-ASM basis.

Aircraft rent expense for the six months ended June 30, 2025 increased by $51.2 million, or 21.3%, as compared to the prior year period. This increase in aircraft rent expense on a dollar basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the second quarter of 2024, we have acquired 16 new aircraft financed under operating leases. In addition, the increase in aircraft rent expense was a result of an increase in supplemental rent, period over period, driven by the increased use of short-term spare engines. The increase in aircraft rent expense on a per-ASM basis was mostly due to reduced average daily aircraft utilization.
In connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the revaluation of our leases right-of-use assets and related operating lease liabilities to their fair value using an estimated incremental borrowing rate at the Fresh Start Reporting Date, as well as adjustments to the related right-of-use assets for off-market terms as of the Emergence Date, resulting in a net decrease in straight-line rent expense during the Successor Period. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting."
Depreciation and amortization for the six months ended June 30, 2025 decreased by $36.5 million, or 22.0%, as compared to the prior year period. On a dollar basis, depreciation expense decreased, period over period, primarily due to the change in the composition of owned aircraft. Since the prior year period, we retired 7 previously owned A319 aircraft and reclassified 23 aircraft to assets held for sale during the fourth quarter of 2024, within our condensed consolidated balance sheets, which are no longer being depreciated. In addition, in connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the adjustment of our assets to their fair value at the Fresh Start Reporting Date. This resulted in changes to depreciation and amortization in the Successor Period related to the fair value adjustments recorded to our fixed assets values as of the Emergence Date. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting." On a per-ASM basis, depreciation and amortization remained relatively consistent, as compared to the prior year period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the condensed consolidated statements of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs decreased to $43.7 million for the six months ended June 30, 2025 from $57.4 million for the six months ended June 30, 2024. While the amortization of heavy maintenance costs is generally driven by the timing and number of maintenance events, the period over period decrease was primarily due to the increase of AOG credits recognized since the prior year period. These credits reduced the cost basis of deferred heavy maintenance, resulting in lower amortization expense. As our fleet continues to age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If the amortization of heavy maintenance events was expensed within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $164.2 million and $164.8 million for the six months ended June 30, 2025 and 2024, respectively.
Additionally, we wrote off $120.9 million of capitalized deferred heavy maintenance costs related to our owned aircraft with the adoption of fresh start accounting. The aircraft and spare engines values as of the Emergence Date were determined using a market approach, and included recent half-life and maintenance adjusted values. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting."
Maintenance, materials and repairs expense for the six months ended June 30, 2025 remained relatively stable, period over period. On a per-ASM basis, the increase in maintenance, materials and repairs expense was primarily due to the mix of maintenance events resulting in higher cost events in the current year period as compared to the prior year period.
Distribution costs increased by $5.9 million, or 6.5%, for the six months ended June 30, 2025, as compared to the prior year period. The increase on a dollar and per-ASM basis was primarily due to higher advertising expense in the current year period, related to our new travel options and transformed Guest experience. The increase on dollar basis was partially offset by decreased sales volume, which impacts our variable distribution costs such as credit card fees.

We had no significant special charges (credits) for the six months ended June 30, 2025. Special charges (credits) for the six months ended June 30, 2024 consisted of net charges of $27.9 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue, as well as $8.0 million related to the retention award program in connection with the former Merger Agreement with JetBlue.
Loss (gain) on disposal of assets for the six months ended June 30, 2025 primarily consisted of a $20.2 million loss resulting from an adjustment to previously recorded impairment charges in the fourth quarter of 2024 reflecting a change in estimates of costs to sell associated with our aircraft sale and purchase agreement with GAT, partially offset by a $9.2 million gain related to the three aircraft sale leaseback transactions. Loss (gain) on disposal of assets for the six months ended June 30, 2024 primarily consisted of a $22.0 million gain related to the seven aircraft sale leaseback transactions, partially offset by a net loss of $3.3 million related to the sale of 10 A319 airframes and 24 A319 engines and a $1.7 million loss related to the two sale leaseback transactions on aircraft previously owned.
Other operating expenses for the six months ended June 30, 2025 decreased by $30.5 million, or 7.7%, as compared to the prior year period. The decrease in other operating expenses on a dollar basis was primarily due to a decrease in travel and lodging expense and ground handling expense, partially offset by an increase in passenger food expense. The decreases period over period are primarily a result of a decrease in operations, a 20.1% decrease in departures, and a decrease in hotel occupation rate due to usage of our residential building, partially offset by an increase in passenger food expense, as certain travel options now include unlimited food and drinks. On a per-ASM basis, other operating expenses increased primarily due to higher ground handling rates compared to the prior year period, as well as increases in wheelchair services, passenger food costs, legal and professional fees, property taxes and Wi-Fi related expenses.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the Predecessor Period from January 1, 2025 through March 12, 2025 primarily represented interest and accretion related to our 8.00% senior secured notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. In addition, our interest expense for the Predecessor Period included the discount amortization related to our convertible notes due 2026 and the interest related to our convertible notes, which were canceled as of the Emergence Date.

Our interest expense and corresponding capitalized interest for the Successor Period from March 13, 2025, through June 30, 2025 primarily represented the interest related to the Exit Secured Notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. Refer to "Notes to Condensed Consolidated Financial Statements—15, Debt and Other Obligations" for additional information.

As part of our emergence from bankruptcy and in compliance with ASC 852, we implemented fresh start accounting, which required us to record a fair value adjustment to our remaining outstanding debt as of the Fresh Start Reporting Date. The adjustments to each debt instrument will be amortized through the remaining term of the related debt instrument to accrete the adjusted balance to its face value at the end of the loan. Amortization is recorded in interest expense, within the condensed consolidated statements of operations. For further details, see “Notes to Condensed Consolidated Financial Statements—4. Fresh Start Accounting.”

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
We had $0.1 million loss (gain) on extinguishment of debt for the six months ended June 30, 2025. Our loss (gain) on extinguishment of debt for the six months ended June 30, 2024 was related to the gain recognized from favorable interest rate swap provisions contained in certain debt agreements extinguished during the first quarter of 2024, partially offset by the write-offs of related deferred financing costs.

Our interest income for the six months ended June 30, 2025 primarily represented interest income earned on cash, cash equivalents, short-term investments and restricted cash. Our interest income for the six months ended June 30, 2024 represented interest income earned on cash, cash equivalents and short-term investments. During the six months ended June 30, 2025 and six months ended June 30, 2024, we had interest income of $18.0 million and $25.8 million, respectively.

Other (income) expense for the six months ended June 30, 2025 primarily represents realized gains and losses related to foreign currency transactions. Other (income) expense for the six months ended June 30, 2024, primarily represents cash received during the first quarter of 2024 from JetBlue under the terms of the Termination Agreement and realized gains and losses related to foreign currency transactions.

Income Taxes

Our effective tax rate for the six months ended June 30, 2025 was (8.1)%, compared to 3.2% for the six months ended June 30, 2024. The decrease in tax rate, as compared to the prior year period, is primarily driven by a change in valuation allowances on our deferred tax assets. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

On July 4, 2025, subsequent to the end of the second quarter of 2025, the President signed into law the One Big Beautiful Bill Act (the “Act”), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act makes changes to certain business-related exclusions, deductions and credits. The effect of the Act will be recorded in the third quarter of fiscal 2025, as a change in tax law is accounted for in the period of enactment. We are currently evaluating the Act, however we currently do not expect the Act to have a material impact on our Consolidated Financial Statements and related disclosures.

Liquidity and Capital Resources

Going Concern

On March 12, 2025, we emerged from the Chapter 11 Cases in accordance with the Plan. As part of the reorganization, we successfully restructured certain of our debt obligations, established new financing arrangements, and issued new equity securities consisting of new common stock and new warrants. For a discussion of our plan of reorganization, see “Notes to Condensed Consolidated Financial Statements—3. Emergence from Voluntary Reorganization Under Chapter 11” for additional information. However, we have continued to be affected by adverse market conditions, including elevated domestic capacity and continued weak demand for domestic leisure travel in the second quarter of 2025, resulting in a challenging pricing environment. As a result, we continue to experience challenges and uncertainties in our business operations and expect these trends to continue for at least the remainder of 2025.

We have already taken certain measures to address these challenges, including the implementation of network and product enhancements, including our Premium Economy travel option, consummation of sale-leaseback transactions related to certain of our owned spare engines, and other discretionary cost reduction strategies, including the pilot furloughs announced in July 2025. After considering the measures taken, minimum liquidity covenants in our debt obligations and credit card processing agreement require financial results to improve at a rate faster than what we are currently anticipating. As a result, we plan to take additional liquidity enhancing measures, which may include the sale or other monetization of certain aircraft and real estate, the sale of excess airport gate capacity, elimination of certain fixed costs and other transactions to raise additional liquidity. We are in discussions with various stakeholders related to some of these future initiatives. We are also in discussions with representatives of our credit card processor, which have requested additional collateral to renew our credit card processing agreement, which expires on December 31, 2025. The level of collateral required to be posted could result in a material reduction of unrestricted cash. While it is our goal to execute on these initiatives, there can be no assurance that such initiatives will be successful.

If these initiatives are unsuccessful, management believes it is probable that we will be unable to comply with the minimum liquidity covenants under our debt obligations and credit card processing agreement at some point in the next 12 months, which would result in an event of default (in the case of the Exit Revolving Credit Facility, if there are amounts drawn and outstanding under the Exit Revolving Credit Facility at that time), which could cause the maturity of our debt obligations to be accelerated. Because of the uncertainty of successfully completing the initiatives to comply with the minimum liquidity covenants and of the outcome of discussions with our stakeholders, management has concluded there is substantial doubt as to our ability to continue as a going concern within 12 months from the date these financial statements are issued.

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

Bankruptcy Liquidity

As a result of the Chapter 11 Cases, we canceled $1.6 billion of our liabilities subject to compromise and terminated the applicable agreements governing such obligations. On the Emergence Date, we fully repaid and terminated the $300.0 million DIP Facility and paid the then-outstanding Revolving Credit Facility of $300.0 million in full. Concurrently, we entered into the Exit RCF in the aggregated amount of $275.0 million and issued $840.0 million of Exit Secured Notes. Refer to "Notes to Condensed Consolidated Financial Statements—15. Debt and Other Obligations" for additional information.

Additionally, in connection with our $350.0 million Equity Rights Offering, we issued 16,067,305 shares of Common Stock and 24,255,256 Warrants, as further described in the "Notes to Condensed Consolidated Financial Statements—8. Equity".

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

Transaction Liquidity

On March 31, 2025, we completed a private offering of Class B(R) Pass Through Certificates, Series 2025-1B(R) (the “Class B(R) Certificates”), in the aggregate face amount of $215 million, the proceeds of which were used to acquire new equipment notes to be issued by the Company. In April 2025, we used the proceeds from the issuance to repay $43.0 million outstanding related to our existing “Series B” equipment notes issued under the 2017-1 pass through certificates, pay transaction fees, and for general corporate purposes.

In addition, earlier in the third quarter of 2025, we completed sale leaseback transactions involving 14 previously owned spare engines, generating approximately $250 million in net proceeds.

General Liquidity

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. As of June 30, 2025, we had $682.5 million of liquidity comprised of unrestricted cash and cash equivalents and funds available under our Exit Revolving Credit Facility.

In addition, on July 2, 2024, we modified our agreement with our primary credit card processor to extend the term through December 31, 2025, including automatic extensions for two successive one-year terms (subject to the right of either party to opt out of any extension term by written notice to the other within a specified period of time prior to the commencement of any extension term). Based on the terms of the agreement, we deposited $200.0 million into a deposit account and deposited $50.0 million into a restricted account. As such, the balance of the deposit account is included in cash and cash equivalents within our condensed consolidated balance sheets, and the $50.0 million in the restricted account is included in restricted cash within our condensed consolidated balance sheets. Additionally, as of June 30, 2025, we provided a deposit of $25.0 million to a credit card processor recorded within deposits and other current assets in our condensed consolidated balance sheets. Refer to "Notes to Condensed Consolidated Financial Statements—13. Commitments, Contingencies and Other Contractual Arrangements" for additional information regarding our credit card processing arrangements.

Generally, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the six months ended June 30, 2025, we took delivery of three aircraft under sale leaseback transactions and one under direct operating lease. During the six months ended June 30, 2025, we made $108.3 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the six months ended June 30, 2025, we paid $4.2 million in PDPs and $1.6 million of capitalized interest for future deliveries of aircraft and spare engines. In addition, during the six months ended June 30, 2025, we received $39.7 million in PDPs related to sale leaseback transactions completed during the period for aircraft that were originally part of our order book. As of June 30, 2025, we had $73.6 million of PDPs on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of June 30, 2025, we had secured financing for 36 aircraft to be leased directly from a third-party lessor, with deliveries expected through 2028. We do not have financing commitments in place for the remaining 52 Airbus firm aircraft orders, scheduled for delivery from 2029 through 2031. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity and capital market availability.

Net Cash Flows Provided (Used) By Operating Activities. Cash used by operating activities was $249.7 million in the Successor Period, cash used by operating activities was $223.7 million in the Current Predecessor Period, and cash used by operating activities was $270.0 million in the six months ended June 30, 2024. Cash used by operating activities in the Successor Period was primarily related to the net loss in the period, as well as a decrease in air traffic liability, partially offset by an increase in accounts payable. Cash used by operating activities in the Current Predecessor Period was primarily related to the non-cash expense of reorganization items, partially offset by the increase in air traffic liability and the net income in the period.

Net Cash Flows Provided (Used) By Investing Activities. Cash provided by investing activities in the Successor Period was $120.4 million, cash provided by investing activities in the Current Predecessor Period was $19.0 million, and cash provided by investing activities was $252.1 million in the six months ended June 30, 2024. Cash provided by investing activities during the Successor Period was primarily related to proceeds from the maturity and sale of available-for-sale investment securities, partially offset by cash used to purchase available-for-sale investment securities. Cash provided by investing activities during the Current Predecessor Period was primarily related to refunds of PDPs partially offset by the cash used to purchase property and equipment.

Net Cash Flows Provided (Used) In Financing Activities. Cash provided by financing activities was $123.6 million in the Successor Period, cash used by financing activities was $300.6 million in the Current Predecessor period, and cash used was $121.4 million in the six months ended June 30, 2024. During the Successor Period, the amount of cash provided was mainly driven by the proceeds of the issuance of long-term debt, partially offset by cash payments on debt obligations and payments to extinguish debt early. During the Current Predecessor Period, the amount of cash used was mainly driven by cash payments on debt obligations, partially offset by the proceeds of the issuance of common stock and warrants.

Commitments, Contingencies and Other Contractual Arrangements

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies.

As of June 30, 2025, our aircraft orders consisted of 52 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected from 2029 through 2031. As of June 30, 2025, we did not have financing commitments in place for the remaining 52 Airbus aircraft on firm order. The contractual purchase amounts for all aircraft orders from Airbus as of June 30, 2025 are included within the flight equipment purchase obligations in the table below.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement that requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of June 30, 2025, we were committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.

In addition to the Airbus Purchase Agreement, as of June 30, 2025, we had secured 36 direct leases for aircraft with a third-party lessor, with deliveries scheduled in 2027 and 2028. As of June 30, 2025, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from the third-party lessor are expected to be none for the remainder of 2025, none in 2026, approximately $63.5 million in 2027, $162.3 million in 2028, $210.3 million in 2029 and $2,087.3 million in 2030 and beyond.

We have significant obligations for aircraft and spare engines, as we had 166 leased aircraft, of which 148 aircraft were financed under operating leases and 18 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions, and 5 spare engines financed under operating leases.

Aircraft rent payments were $146.0 million and $126.1 million for the three months ended June 30, 2025 and June 30, 2024, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $289.0 million and $244.2 million for the six months ended June 30, 2025 and June 30, 2024, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $16.9 million and $16.9 million for the three months ended June 30, 2025 and June 30, 2024, respectively, for aircraft which would have been deemed finance leases resulting in failed sale leaseback transactions. Aircraft rent payments were $33.8 million and $33.8 million for the six months ended June 30, 2025 and June 30, 2024, respectively, for aircraft which would have been deemed finance leases resulting in failed sale leaseback transactions.

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
Other Contractual Arrangements
On July 25, 2023, RTX Corporation, the parent company of Pratt & Whitney, announced that it had determined that a rare condition in the powdered metal used to manufacture certain engine parts will require accelerated inspection of the PW 1100G-JM geared turbo fan (“GTF”) fleet, which powers our A320neo family of aircraft. As a result, we have removed GTF engines from service and grounded some of our A320neo aircraft for inspection requirements.

On June 4, 2025, we entered into the Agreement with IAE, an affiliate of Pratt & Whitney, pursuant to which IAE will provide us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from January 1, 2025 through December 31, 2025. The credits are accounted for as vendor consideration in accordance with ASC 705-20 and are recognized as a reduction of the purchase price of the goods or services acquired from IAE during the period, which may include the purchase of maintenance, spare engines and short-term rentals of spare engines, based on an allocation that corresponds to our progress towards earning the credits.

As of June 30, 2025, Pratt & Whitney issued us $72.4 million in credits related to the aircraft on ground ("AOG") days through June 30, 2025. During the three months ended June 30, 2025, we recorded $38.1 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on our condensed consolidated balance sheets and $14.3 million in credits on our condensed consolidated statements of operations within maintenance, materials and repairs and aircraft rent expenses. In addition, during the three months ended June 30, 2025, the Successor Period, and the Current Predecessor Period, we recognized lower depreciation and amortization expense of $6.0 million, $7.2 million, and $6.1 million, respectively, related to credits recognized, under the 2024 and 2025 Agreements with IAE, as a reduction of the cost basis of assets purchased from IAE recorded within our condensed consolidated statements of operations.

The difference remaining between the amount of credits Pratt & Whitney issued and the amount we have recognized will be recognized in the future as reductions in the cost basis of goods and services purchased from Pratt & Whitney. The temporary removal of GTF engines from service is expected to continue through at least 2026.

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt and lease arrangements. The following table discloses aggregate information about our contractual obligations as of June 30, 2025 and the periods in which payments are due (in millions):

	2025	2026 - 2027	2028 - 2029	2030 and beyond	Total
Long-term debt (1)	$69	$389	$494	$1,727	$2,679
Interest and fee commitments (2)	81	300	248	134	763
Finance and operating lease obligations	293	1,110	1,033	5,245	7,681
Flight equipment purchase obligations (3)	18	195	1,422	1,858	3,493
Other (4)	27	73	9	4	113
Total future payments on contractual obligations	$488	$2,067	$3,206	$8,968	$14,729

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
(2)Related to our outstanding long-term debt instruments. Includes commitment fees accrued as of June 30, 2025 related to our variable-rate revolving credit facility. Refer to “Notes to Condensed Consolidated Financial Statements—15. Debt and Other Obligations.”
(3)Includes estimated amounts for contractual price escalations, PDPs and other payments on flight equipment as of June 30, 2025.
(4)Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to “Notes to Condensed Consolidated Financial Statements—13. Commitments, Contingencies and Other Contractual Arrangements.”

Off-Balance Sheet Arrangements
As of June 30, 2025, we had a line of credit related to corporate credit cards of $6.1 million, collateralized by $6.0 million in restricted cash, from which we had drawn $0.6 million.

As of June 30, 2025, we had lines of credit with counterparties for derivatives in the amount of $3.5 million. We are required to post collateral for any excess above the lines of credit if the derivatives, if any, are in a net liability position. As of June 30, 2025, we did not hold any derivatives.
As of June 30, 2025, we had $11.9 million in surety bonds, primarily collateralized by a letter of credit and $48.7 million standby letters of credit collateralized by $49.6 million of restricted cash, representing an off-balance sheet commitment, of which $44.4 million were issued letters of credit.

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

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the six months ended June 30, 2025 represented approximately 21.6% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Fuel availability and pricing are also subject to refining capacity, periods of market surplus, and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $121 million. As of June 30, 2025, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Fixed-Rate Debt. As of June 30, 2025, we had $1,524.5 million outstanding in fixed-rate debt related to 38 Airbus A320 aircraft and 29 Airbus A321 aircraft, which had a fair value of $1,423.1 million. In addition, as of June 30, 2025, we had $850.3 million and $136.3 million outstanding in fixed-rate debt related to our Exit Secured Notes and our unsecured term loans, respectively, which had fair values of $614.5 million and $135.2 million.

Variable-Rate Debt. As of June 30, 2025, we did not have any outstanding variable-rate long-term debt.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We believe the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings and assessments to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that the resolution of one or more of the legal matters currently pending or threatened could result in losses material to our consolidated results of operations, liquidity or financial condition.
Following an audit by the Internal Revenue Service ("IRS") related to the collection of federal excise taxes on optional passenger seat selection charges covering the second quarter of 2018 through the fourth quarter of 2020, on March 31, 2022, we were assessed $34.9 million. On July 19, 2022, the assessment was reduced to $27.5 million. We believe we have defenses available and have informed the IRS that we are challenging the assessment. We believe a loss in this matter is not probable and we have not recognized a loss contingency.

ITEM 1A.RISK FACTORS

Except as listed below, there have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, as well as to the risk factors disclosed in Item 1A "Risk Factors" contained in our Quarterly Report on the Form 10-Q for the quarter ended March 31, 2025, filed with the Securities and Exchange Commission on May 30, 2025. Investors are urged to review all such risk factors carefully.

We are highly dependent upon our cash balances and operating cash flows.

As of June 30, 2025, we had cash and cash equivalents of $407.5 million, and we had $275.0 million available for borrowing under our Exit Revolving Credit Facility. We will continue to be dependent on our operating cash flows and other liquidity enhancement strategies to fund our operations and to make scheduled payments on our aircraft-related fixed obligations and other debt obligations.

We operate in a highly competitive industry environment, and industry trends in the second quarter of 2025, including elevated domestic capacity and continued weak demand for domestic leisure travel, have required us to revise and implement strategies to improve our liquidity, including the implementation of network and product enhancements, including to our Premium Economy travel option, consummation of sale-leaseback transactions related to certain of our owned spare engines, and discretionary cost reduction strategies, including the pilot furloughs announced in July 2025. We plan to take additional liquidity enhancing measures, which may include the sale or other monetization of certain aircraft and real estate, the sale of excess airport gate capacity, elimination of certain fixed costs and other transactions to raise additional liquidity. We are in discussions with various stakeholders related to some of these future initiatives.

However, there can be no assurance that we will be able to improve our liquidity position, achieve our business plans or return to profitability. Further, we can give no assurances that we will be able to secure additional sources of funds to support our operations or refinance our existing indebtedness, or, even if such additional funds are available to us, that such additional financing will be on terms that are acceptable to us or sufficient to meet our needs. If we are unable to raise sufficient capital or refinance our existing indebtedness when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may need to significantly modify our operational plans to continue as a going concern. In addition, our credit card processors are entitled to withhold receipts from customer purchases from us under certain circumstances. If we fail to maintain certain liquidity and other financial covenants, the amount of cash they have the right to hold back would increase, which would result in a reduction of unrestricted cash that could be material. Inadequate liquidity could have an impact on compliance with our debt obligations and may materially adversely affect our share price and our ability to raise new capital or to enter into or amend critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.

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

Prior to the expiration of agreements with third parties that provide us with our ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations, technology upgrades, credit card processing, airports, and other service providers, we seek to negotiate the terms and conditions of new service agreements (with current or other eligible service providers) to avoid disruption or lapses in continued services provided to our operations. However, we cannot ensure that we will be able to obtain necessary services at acceptable terms and rates following the expiration of current agreements. For example, our primary current credit card processing agreement expires on December 31, 2025, and that processor is under no obligation to renew the agreement. We are in discussions with our primary credit card processor, which has requested additional collateral to renew its agreement with us. The level of collateral required to be posted could result in a material reduction of unrestricted cash. There is no assurance that we will be able to renew our agreement with them on acceptable terms. In addition, there may not be alternative arrangements available to us from other credit card processors on comparable or better terms. Any lapses in continued services related to our operation or the failure to obtain the necessary services may have an adverse impact on our business and operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

There were no unregistered sales of our securities during the quarter ended June 30, 2025.

Repurchases of Equity Securities
There were no repurchases of our common stock during the quarter ended June 30, 2025.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Separation and Release Agreement between Edward M. Christie and Spirit Aviation Holdings, Inc. dated April 6, 2025.

10.2	Employment Agreement between David Davis and Spirit Aviation Holdings, Inc. dated April 16, 2025.

10.3	Escrow Agreement with David Davis dated April 18, 2025

10.4	Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan dated April 16, 2025.

10.5	Form of Non-Employee Director Restricted Stock Unit Award Agreement (Performance-and-Time-based).

10.6	Inducement Award Agreement with David Davis dated April 21, 2025.

10.7	Initial Restricted Stock Units Award Agreement with David Davis dated April 21, 2025.

10.8	Initial Performance Stock Units Award Agreement with David Davis dated April 21, 2025.

10.9	Separation and Release Agreement between Matthew H. Klein and Spirit Aviation Holdings, Inc. dated April 17, 2025.

10.10	Letter Agreement between International Aero Engines, LLC and Spirit Airlines, LLC dated June 4, 2025.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AVIATION HOLDINGS, INC.

August 11, 2025	By:	/s/ Frederick S. Cromer
Frederick S. Cromer
Executive Vice President and Chief Financial Officer