Form 10-Q
period 2025-09-30
Spirit Aviation Holdings, Inc.
filed 2025-11-10
CIK 1498710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _______________________________________________________________________
Form 10-Q
_______________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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

(954) 447-7920
(Registrant’s telephone number, including area code)
____________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered	Trading Symbol
Common Stock, $0.0001 par value	NYSE American[1]	FLYY[1]

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐
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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the close of business on November 5, 2025:

Class	Number of Shares
Common Stock, $0.0001 par value	27,044,569
1

1On September 11, 2025, NYSE American filed a Form 25 for Spirit Aviation Holdings, Inc., a Delaware corporation (the “Company”) in connection with the delisting of the common stock, par value $0.0001, of the Company (the “Common Stock”) from NYSE American. The delisting became effective ten days after the Form 25 was filed. The deregistration of the Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended, will be effective 90 days, or such shorter period as the SEC may determine, after the filing of the Form 25. The Common Stock began trading on the OTC Pink Limited Market on September 3, 2025, under the symbol “FLYYQ.”
2

Table of Contents

3

PART I. Financial Information
ITEM 1.UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Spirit Aviation Holdings, Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Successor	Predecessor
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Operating revenues:
Passenger	$937,126	$1,171,405
Other	21,398	25,699
Total operating revenues	958,524	1,197,104

Operating expenses:
Salaries, wages and benefits	367,356	427,125
Aircraft fuel	253,308	373,399
Aircraft rent	154,064	148,511
Landing fees and other rents	104,900	130,044
Depreciation and amortization	58,032	84,028
Maintenance, materials and repairs	54,849	57,368
Distribution	45,833	55,687
Special charges (credits)	—	151
Loss (gain) on disposal of assets	(113,713)	3,191
Other operating	168,810	214,039
Total operating expenses	1,093,439	1,493,543

Operating income (loss)	(134,915)	(296,439)

Other (income) expense:
Interest expense	46,261	54,135
Loss (gain) on extinguishment of debt	2,728	—
Capitalized interest	(393)	(1,173)
Interest income	(7,001)	(11,341)
Other (income) expense	337	(23)
Special charges, non-operating	13,026	—
Reorganization (gain) expense	125,983	—
Total other (income) expense	180,941	41,598

Income (loss) before income taxes	(315,856)	(338,037)
Provision (benefit) for income taxes	1,620	(29,794)

Net income (loss)	$(317,476)	$(308,243)
Basic earnings (loss) per share	$(7.87)	$(2.81)
Diluted earnings (loss) per share	$(7.87)	$(2.81)
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Operations
(unaudited, in thousands, except per share amounts)

	Successor	Predecessor
	Period from March 13, 2025 through September 30, 2025	Period from January 1, 2025 through March 12, 2025	Nine Months Ended September 30, 2024
Operating revenues:
Passenger	$2,190,891	$740,610	$3,664,518
Other	44,511	14,744	79,012
Total operating revenues	2,235,402	755,354	3,743,530

Operating expenses:
Salaries, wages and benefits	810,929	308,585	1,276,986
Aircraft fuel	574,591	219,922	1,187,046
Aircraft rent	325,641	120,183	389,056
Landing fees and other rents	227,301	87,001	352,826
Depreciation and amortization	132,515	54,853	249,860
Maintenance, materials and repairs	114,805	47,498	164,736
Distribution	103,404	39,461	146,786
Special charges (credits)	(4)	—	36,028
Loss (gain) on disposal of assets	(114,041)	11,655	(13,885)
Other operating	381,256	153,395	610,379
Total operating expenses	2,556,397	1,042,553	4,399,818

Operating income (loss)	(320,995)	(287,199)	(656,288)

Other (income) expense:
Interest expense	118,141	47,682	163,251
Loss (gain) on extinguishment of debt	2,728	(87)	(14,996)
Capitalized interest	(1,068)	(956)	(16,865)
Interest income	(16,146)	(8,873)	(37,100)
Other (income) expense	649	902	(65,848)
Special charges, non-operating	25,441	5,511	—
Reorganization (gain) expense	125,983	(421,464)	—
Total other (income) expense	255,728	(377,285)	28,442

Income (loss) before income taxes	(576,723)	90,086	(684,730)
Provision (benefit) for income taxes	(2,480)	17,870	(40,925)

Net income (loss)	$(574,243)	$72,216	$(643,805)
Basic earnings (loss) per share	$(16.17)	$0.66	$(5.88)
Diluted earnings (loss) per share	$(16.17)	$0.66	$(5.88)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Successor	Predecessor
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net income (loss)	$(317,476)	$(308,243)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $— and $48	—	370
Interest rate derivative loss reclassified into earnings, net of taxes of $— and $4	2	13
Other comprehensive income (loss)	$2	$383
Comprehensive income (loss)	$(317,474)	$(307,860)

	Successor	Predecessor
	Period from March 13, 2025 through September 30, 2025	Period from January 1, 2025 through March 12, 2025	Nine Months Ended September 30, 2024
Net income (loss)	$(574,243)	$72,216	$(643,805)
Unrealized gain (loss) on short-term investment securities and cash and cash equivalents, net of deferred taxes of $—, $— and $71	—	(201)	242
Interest rate derivative loss reclassified into earnings, net of taxes of $—, $— and $14	—	34	41
Other comprehensive income (loss)	$—	$(167)	$283
Comprehensive income (loss)	$(574,243)	$72,049	$(643,522)

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
(Debtor-In-Possession)
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	Successor	Predecessor
	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$250,494	$902,057
Restricted cash	396,103	168,390
Short-term investment securities	—	118,334
Accounts receivable, net	114,386	178,955
Prepaid expenses and other current assets	306,263	278,366
Assets held for sale	3,119	463,020
Total current assets	1,070,365	2,109,122

Property and equipment:
Flight equipment	2,165,717	2,736,461
Other property and equipment	444,917	783,645
Less accumulated depreciation	(89,476)	(1,027,872)
	2,521,158	2,492,234
Operating lease right-of-use assets	4,646,002	4,583,734
Intangible assets	83,482	550
Pre-delivery deposits on flight equipment	75,376	113,493
Deferred heavy maintenance, net	110,568	241,094
Other long-term assets	288,093	54,951
Total assets	$8,795,044	$9,595,178

Liabilities and shareholders’ equity (deficit)
Current liabilities:
Accounts payable	$149,270	$32,385
Air traffic liability	373,096	436,813
Current maturities of long-term debt, net, and finance leases	119,226	436,532
Current maturities of operating leases	4,201	257,796
Other current liabilities	364,383	605,839
Total current liabilities	1,010,176	1,769,365

Long-term debt, net and finance leases, less current maturities	750,205	1,761,215
Operating leases, less current maturities	18,426	4,335,106
Deferred income taxes	65,988	51,927
Deferred gains and other long-term liabilities	94,286	122,595
Liabilities subject to compromise	6,691,470	1,635,104

Shareholders’ equity (deficit):
Common stock	3	11
Additional paid-in-capital	738,733	1,173,692
Treasury stock, at cost	—	(81,285)
Retained earnings (deficit)	(574,243)	(1,172,740)
Accumulated other comprehensive income (loss)	—	188
Total shareholders’ equity (deficit)	164,493	(80,134)
Total liabilities and shareholders’ equity (deficit)	$8,795,044	$9,595,178
The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Successor	Predecessor
	Period from March 13, 2025 through September 30, 2025	Period from January 1, 2025 through March 12, 2025	Nine Months Ended September 30, 2024
Operating activities:
Net income (loss)	$(574,243)	$72,216	$(643,805)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operations:
Losses reclassified from other comprehensive income	—	34	55
Share-based compensation	4,366	1,233	5,374
Allowance for doubtful accounts (recoveries)	(547)	—	822
Amortization of debt issuance costs	2,296	1,003	10,625
Amortization of debt fair value adjustment (fresh start accounting)	19,421	—	—
Depreciation and amortization	132,515	54,853	249,860
Accretion of 8.00% senior secured notes	—	—	3,157
Amortization of debt discount	219	—	8,650
Deferred income tax expense (benefit)	(3,420)	17,481	(36,208)
Loss (gain) on disposal of assets	(114,041)	11,655	(13,885)
Reorganization items	125,983	(421,464)	—
Changes in operating assets and liabilities:
Accounts receivable, net	87,842	(22,726)	(20,972)
Deposits and other assets	(242,361)	13,597	(59,303)
Deferred heavy maintenance	(24,735)	(26,736)	(74,739)
Income tax receivable	—	—	(4,193)
Accounts payable	208,243	14,240	(23,508)
Air traffic liability	(144,937)	81,855	75,807
Other liabilities	(131,476)	(20,165)	(109,826)
Other	(897)	(767)	(2,203)
Net cash provided by (used in) operating activities	(655,772)	(223,691)	(634,292)

	Successor	Predecessor
	Period from March 13, 2025 through September 30, 2025	Period from January 1, 2025 through March 12, 2025	Nine Months Ended September 30, 2024
Investing activities:
Purchase of available-for-sale investment securities	(27,996)	(25,072)	(132,040)
Proceeds from the maturity and sale of available-for-sale investment securities	148,186	24,750	131,100
Proceeds from sale of property and equipment	271,261	—	164,313
Pre-delivery deposit and other payments on flight equipment	(4,234)	(1,411)	(3,648)
Pre-delivery deposit refunds on flight equipment	13,217	26,434	349,830
Capitalized interest	(550)	(1,331)	(13,171)
Assets under construction for others	8,894	2,875	1,376
Purchase of property and equipment	(26,007)	(7,204)	(91,754)
Net cash provided by (used in) investing activities	382,771	19,041	406,006
Financing activities:
Proceeds from issuance of long-term debt	490,000	—	123,500
Proceeds from issuance of common stock and warrants	—	350,000	—
Payments on debt obligations	(63,525)	(634,506)	(151,517)
Payments for the early extinguishment of debt	(61,040)	—	(124,007)
Payments on finance lease obligations	(128)	(37)	(257)
Reimbursement for assets under construction for others	(9,196)	(2,573)	(1,159)
Repurchase of common stock	—	—	(649)
Debt and equity financing costs	(1,738)	(13,456)	(8,603)
Net cash provided by (used in) financing activities	354,373	(300,572)	(162,692)
Net increase (decrease) in cash, cash equivalents, and restricted cash	81,372	(505,222)	(390,978)
Cash, cash equivalents, and restricted cash at beginning of period (1)	565,225	1,070,447	984,611
Cash, cash equivalents, and restricted cash at end of period (1)	$646,597	$565,225	$593,633

Supplemental disclosures
Cash payments for:
Interest, net of capitalized interest	$60,907	$64,790	$126,127
Income taxes paid (received), net	$1,624	$152	$7,384
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$291,878	$96,575	$388,328
Financing cash flows for finance leases	$13	$5	$25
Non-cash transactions:
Capital expenditures funded by finance lease borrowings	$—	$—	$274
Capital expenditures funded by operating lease borrowings	$314,612	$98,385	$1,177,514
(1) The sum of cash and cash equivalents and restricted cash on the Company's condensed consolidated balance sheets equals cash, cash equivalents, and restricted cash in the Company's condensed consolidated statement of cash flows.

The accompanying Notes are an integral part of these Condensed Consolidated Financial Statements.

Spirit Aviation Holdings, Inc.
(Debtor-In-Possession)
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands)

	Nine Months Ended September 30, 2024
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2023 (Predecessor)	$11	$1,158,278	$(80,635)	$56,755	$(67)	$1,134,342
Derivative liability	—	8,204	—	—	—	8,204
Share-based compensation	—	3,080	—	—	—	3,080
Repurchase of common stock	—	—	(636)	—	—	(636)
Changes in comprehensive income (loss)	—	—	—	—	(98)	(98)
Net income (loss)	—	—	—	(142,635)	—	(142,635)
Balance at March 31, 2024 (Predecessor)	$11	$1,169,562	$(81,271)	$(85,880)	$(165)	$1,002,257
Share-based compensation	—	342	—	—	—	342
Repurchase of common stock	—	—	(9)	—	—	(9)
Changes in comprehensive income (loss)	—	—	—	—	(1)	(1)
Net income (loss)	—	—	—	(192,927)	—	(192,927)
Balance at June 30, 2024 (Predecessor)	$11	$1,169,904	$(81,280)	$(278,807)	$(166)	$809,662
Share-based compensation	—	1,952	—	—	—	1,952
Repurchase of common stock	—	—	(4)	—	—	(4)
Changes in comprehensive income (loss)	—	—	—	—	382	382
Net income (loss)	—	—	—	(308,243)	—	(308,243)
Balance at September 30, 2024 (Predecessor)	$11	$1,171,856	$(81,284)	$(587,050)	$216	$503,749

	Nine Months Ended September 30, 2025
	Common Stock	Additional Paid-In-Capital	Treasury Stock	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2024 (Predecessor)	$11	$1,173,692	$(81,285)	$(1,172,740)	$188	$(80,134)
Share-based compensation	—	1,233	—	—	—	1,233
Changes in comprehensive income (loss)	—	—	—	—	(61)	(61)
Net income (loss)	—	—	—	72,216	—	72,216
Cancellation of Predecessor Equity	(11)	(1,174,925)	81,285	1,100,524	(127)	6,746
Issuance of Warrants	—	441,745	—	—	—	441,745
Issuance of Successor common stock	2	292,623	—	—	—	292,625
Balance at March 12, 2025 (Predecessor)	$2	$734,368	$—	$—	$—	$734,370

Balance at March 13, 2025 (Successor)	$2	$734,368	$—	$—	$—	$734,370
Changes in comprehensive income (loss)	—	—	—	—	(21)	(21)
Net income (loss)	—	—	—	(10,936)	—	(10,936)
Balance at March 31, 2025 (Successor)	$2	$734,368	$—	$(10,936)	$(21)	$723,413
Share-based compensation	—	1,844	—	—	—	1,844
Changes in comprehensive income (loss)	—	—	—	—	19	19
Net income (loss)	—	—	—	(245,831)	—	(245,831)
Balance at June 30, 2025 (Successor)	$2	$736,212	$—	$(256,767)	$(2)	$479,445
Share-based compensation	—	2,522	—	—	—	2,522
Conversion of warrants exercised	1	(1)	—	—	—	—
Changes in comprehensive income (loss)	—	—	—	—	2	2
Net income (loss)	—	—	—	(317,476)	—	(317,476)
Balance at September 30, 2025 (Successor)	$3	$738,733	$—	$(574,243)	$—	$164,493
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

2024 Chapter 11 Bankruptcy and Emergence

On November 18, 2024, Spirit Airlines commenced a voluntary case under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy
Court”), and, on November 25, 2024, certain of Spirit Airlines' subsidiaries (together with Spirit Airlines, the “Company Parties”) also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and joined the 2024 Bankruptcy Case (the “Prior Bankruptcy", "2024 Bankruptcy” or "2024 Chapter 11 Bankruptcy"). On February 20, 2025, the Bankruptcy Court entered an order confirming the 2024 Bankruptcy's First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and Its Debtor Affiliates (the “Plan of Reorganization” or the “Plan”). On March 12, 2025 (the “Emergence Date” or "Effective Date"), the Company Parties emerged from the 2024 Bankruptcy in accordance with the confirmed Plan of Reorganization. Refer to Note 4, Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy, for additional information.

Between the filing for the 2024 Bankruptcy and the Emergence Date, the Company Parties operated as debtors-in-possession under the supervision of the Bankruptcy Court. The effect of the Company’s emergence from bankruptcy has been applied to the financial statements as of close of business on March 12, 2025. As used herein, the following terms refer to the Company and its operations:

"Predecessor"	The Company, prior to the Emergence Date
"Current Predecessor Period"	The Company's operations, January 1, 2025 – March 12, 2025
"Prior Predecessor Quarter"	The Company's operations, July 1, 2024 - September 30, 2024
"Successor"	The Company, after the Emergence Date
"Successor Period"	The Company's operations, March 13, 2025 - September 30, 2025
"Current Successor Quarter"	The Company's operations, July 1, 2025 - September 30, 2025

In accordance with ASC 852, with the application of fresh start accounting to the Successor Period, the Company allocated its reorganization value to its individual assets and liabilities based on their estimated fair value in conformity with FASB ASC Topic 820 - Fair Value Measurements and FASB ASC Topic 805 - Business Combinations. Accordingly, the Successor Period's condensed consolidated financial statements after March 12, 2025 are not comparable with the Predecessor's condensed consolidated financial statements as of or prior to that date. The Effective Date fair values of certain of the Successor’s assets and liabilities differ from their recorded values as reflected on the historical balance sheet of the Predecessor. Refer to Note 4, Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy and Note 5, Fresh Start Accounting- 2024 Bankruptcy, for additional information.

All estimates, assumptions, valuations and financial projections related to fresh start accounting, including the fair value adjustments, the enterprise value and equity value projections, are inherently subject to significant uncertainties and the resolution of contingencies beyond the Company's control. Accordingly, no assurances can be provided that the estimates, assumptions, valuations or financial projections will be realized, and actual results could vary materially. For information about the use of estimates relating to fresh start accounting, refer to Note 5, Fresh Start Accounting- 2024 Bankruptcy.

During the Current Predecessor Period, the Predecessor applied ASC 852 in preparing the unaudited financial statements, which requires distinguishing transactions associated with the reorganization separate from activities related to the ongoing operations of the business. Accordingly, pre-petition liabilities that could have been impacted by the 2024 Bankruptcy were classified as liabilities subject to compromise. Additionally, certain expenses, realized gains and losses and provisions for losses that were realized or incurred during and directly related to 2024 Bankruptcy, including fresh start valuation adjustments and gains on liabilities subject to compromise were recorded as reorganization items, net in the condensed consolidated statements of operations in the Current Predecessor Period.

Due to the lack of comparability with historical financials, the Company’s unaudited financial statements and related footnotes are presented with a “black line” that separates the Predecessor and Successor periods to emphasize the lack of comparability between amounts presented as of and after March 12, 2025 (the “Fresh Start Reporting Date”) and amounts presented for all prior periods. The Successor’s financial results for future periods following the application of fresh start accounting will be different from historical trends and the differences may be material. Refer to Note 5, Fresh Start Accounting- 2024 Bankruptcy, for additional information.
2025 Voluntary Petitions for Reorganization under Chapter 11

On August 29, 2025 (the “Petition Date”), Spirit Aviation Holdings, Inc. (“Spirit” or the “Company”), as well as Spirit Airlines, LLC (formerly known as Spirit Airlines, Inc.) (“Spirit Airlines”), Spirit IP Cayman Ltd. (“Brand IP Issuer”), Spirit Loyalty Cayman Ltd. (“Loyalty IP Issuer” and, together with Brand IP Issuer, the “Co-Issuers”), Spirit Finance Cayman 1 Ltd., Spirit Finance Cayman 2 Ltd. (collectively, the “Debtors”) each a direct or indirect subsidiary of Spirit, filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court (the “Chapter 11 Cases” or "2025 Bankruptcy" or "2025 Chapter 11 Bankruptcy Proceedings").

The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the condensed consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on the Company's condensed consolidated balance sheets as of September 30, 2025. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

The Company will continue to operate its business as a “debtor-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings for additional information.

Going Concern

On March 12, 2025, the Company emerged from the 2024 Bankruptcy in accordance with the Plan. As part of the reorganization, the Company successfully restructured certain of its debt obligations, established new financing arrangements, and issued new equity securities consisting of new common stock and new warrants. However, the Company has continued to be affected by adverse market conditions, including elevated domestic capacity and continued weak demand for domestic leisure travel, resulting in a difficult pricing environment and diminished revenues. As a result, the Company continues to experience challenges and uncertainties in its business operations and expects these trends to continue for at least the remainder of 2025.

Since its emergence from the 2024 Chapter 11 Bankruptcy, the Company has taken certain measures to address these challenges, including the implementation of product enhancements, strategic reductions in certain markets and capacity, consummation of sale-leaseback transactions related to certain of its owned spare engines, and other discretionary cost reduction strategies, including the pilot furloughs announced in July and October 2025 and the flight attendant furloughs announced in September 2025. Also, on August 21, 2025, the Company borrowed the entire available amount of $275.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature on March 12, 2028.

Effective August 15, 2025 and August 20, 2025, the Company entered into two amendments (the “Amendments”) with its primary credit card processor. On August 15, 2025, the Company agreed to make an additional transfer of $50.0 million in cash to a pledged account in favor of the credit card processor. This amount is recorded in restricted cash within the Company's condensed consolidated balance sheets. On August 20, 2025, the Company agreed to allow the processor (i) to holdback up to $3.0 million per day until the processor’s exposure is fully collateralized and (ii) to remain fully collateralized as the processor’s exposure increases or decreases. In exchange, the processor agreed (i) to extend the term of the Card Processing Agreement from the then current December 31, 2025 expiration date to December 31, 2027, with two automatic one-year extensions unless either party provides a notice of non-renewal not less than 90 days prior to the end of the then-effective term, and (ii) to remove the existing minimum liquidity trigger for holdbacks under the Card Processing Agreement.

After considering the measures taken, minimum liquidity covenants in the Company’s current debt obligations and cash flows to maintain current operational obligations require financial results to improve at a rate faster than what the Company is currently anticipating. The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern within one year from the filing of this Quarterly Report on Form 10-Q. On August 29, 2025, the Company and its Debtor affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Since the Petition Date, Spirit has been operating its businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Spirit received approval from the Bankruptcy Court for a variety of “first day” motions to continue its ordinary course operations during the Chapter 11 Cases, and approval of various post-petition liquidity initiatives described in further detail below. However, for the duration of the Chapter 11 Cases, the Company’s operations and ability to develop and execute its business plan, its financial condition, liquidity and its continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. The Company’s ability to continue as a going concern is dependent upon, among other things, its ability to become profitable and maintain profitability, its ability to access sufficient liquidity and its ability to successfully implement a plan of reorganization. As discussed further below, Spirit has entered into a DIP Facility for purposes of accessing ongoing liquidity during the Chapter 11 Cases. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings for additional information. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of the Company’s control, including actions of the Bankruptcy Court. The Company can give no assurances that it will be able to secure additional sources of funds to support its operations, or, if such funds are available to the Company, that such additional financing will be sufficient to meet its needs. Based on such evaluation, management believes there is substantial doubt about the Company’s ability to continue as a going concern.

The Company’s condensed consolidated financial statements have been prepared assuming that it will continue to operate as a going concern, which contemplates the Company’s ability to successfully implement a plan of reorganization, its continuity of operations, realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to its ability to continue as a going concern.

2. Recent Accounting Developments

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the Financial Accounting Standards Board (the "FASB") issued ASU No. 2023-09, Income Taxes (Topic 740): Improvement to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. This standard is effective for the Company for the annual period beginning after December 15, 2024, with early adoption permitted. These amendments should be applied on a prospective basis. Retrospective application is permitted. The Company has evaluated the potential impact and related disclosure of adopting this new guidance and does not expect a material impact within its Annual Report on Form 10-K for the year ended December 31, 2025 and subsequent annual reports.

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Income Statement – Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). Subsequently, the FASB released ASU No. 2025-01, which revises the effective date. This standard requires disclosure of specific information about costs and expenses and is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this new standard.

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments allow all entities to apply a practical expedient and entities other than public business entities to make an accounting policy election to simplify the estimation of credit losses on these assets. The amendments in this ASU are effective for all entities for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new standard.

In September 2025, the FASB issued ASU 2025-06 (“ASU 2025-06”), Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU increase the operability of the recognition guidance considering different methods of software development and are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact of this new standard.

3. 2025 Chapter 11 Bankruptcy Proceedings

Voluntary Filing under Chapter 11

On August 29, 2025, Spirit and its Debtor affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in connection with the Chapter 11 Cases. Each of the Debtors in the Chapter 11 Cases (other than Spirit Aviation Holdings, Inc.) filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code on November 18, 2024 related to the Prior Bankruptcy.

The Company has applied Accounting Standards Codification (“ASC”) 852 - Reorganizations in preparing the condensed consolidated financial statements. ASC 852 requires the financial statements, for periods subsequent to the commencement of the Chapter 11 Cases, to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. In addition, pre-petition Debtor obligations that may be impacted by the Chapter 11 Cases have been classified as liabilities subject to compromise on the Company's condensed consolidated balance sheet as of September 30, 2025. These liabilities are reported at the amounts the Company anticipates will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

Debtor-In-Possession

The Debtors are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, the Company received approval from the Bankruptcy Court for a variety of “first day” motions to continue its ordinary course operations during the Chapter 11 Cases.

Automatic Stay

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of Spirit’s Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of Spirit or Spirit's property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of Spirit’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.

On September 5, 2025, the Debtors filed a motion under Section 1110 of the Bankruptcy Code ("Section 1110") to preserve the Debtors' right to retain and operate certain aircraft, aircraft engines and other equipment (collectively "Aircraft Counterparties") that are leased or subject to a security interest or conditional sale contract that is specifically governed by Section 1110. The motion sought authority for the Debtors to enter into Section 1110 agreements either to perform all of the obligations under the leases, security agreements, or conditional sale contracts and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 Cases, the Debtors' insolvency or other financial condition of the Debtors) or to extend the Section 1110(a)(1) deadline and enter into 1110(b) stipulations with the Aircraft Equipment Counterparties ("Aircraft Counterparties") to, among other things, extend the 60-day period set forth in section 1110(a) ("60-day period"). On October 7, 2025, the Bankruptcy Court entered an order approving the motion.

On October 21, 2025, the Bankruptcy Court entered an order granting the Debtors’ First Omnibus Motion to reject certain equipment leases pursuant to Section 365 of the Bankruptcy Code, authorizing the rejection of leases associated with 58 aircraft. Pursuant to the order and in accordance with Section 365 and Bankruptcy Rule 6006, the rejection of the leases was approved effective as of the applicable rejection date of October 27, 2025.

In addition, on October 27, 2025, the Debtors notified the Aircraft Counterparties of the amounts required to bring certain related agreements current following the 60-day period and began making payments associated with certain executory contracts. In addition, the Debtors made adequate protection payments under the Revolving Credit Facility for continued use of the collateralized assets.

Potential Claims

The Debtors intend to file with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions to be filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against the Debtors may file proofs of claim evidencing such claims. The Debtors have not yet set a bar date (deadline) for holders of claims to file proofs of claim. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time.

In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise in the condensed consolidated balance sheets. In light of the substantial number of claims that may be filed, the claims resolution process may take considerable time to complete and may continue for the duration of the Debtors’ bankruptcy cases.

Liabilities Subject to Compromise

The accompanying condensed consolidated balance sheets as of September 30, 2025 include amounts classified as liabilities subject to compromise, which represent pre-petition liabilities the Company anticipates will be allowed as claims in the Chapter 11 Cases. These amounts represent the Debtors’ current estimate of known or potential obligations to be resolved in connection with the Chapter 11 Cases, and may differ from actual future settlement amounts paid. Differences between liabilities estimated and claims filed, or to be filed, will be investigated and resolved in connection with the claims resolution process. The Company will continue to evaluate these liabilities throughout the Chapter 11 process and adjust amounts as necessary. Such adjustments may be material. Refer to Note 16, Debt and Other Obligations for additional information.

Liabilities subject to compromise include unsecured or under-secured liabilities incurred prior to the Petition Date. Such liabilities are reported at the expected amount of the total allowed claims, even if they may ultimately be settled for lesser amounts. This requires management to apply judgment and make estimates based on available information, including the nature of the claims and the status of the bankruptcy proceedings. As the bankruptcy process evolves and additional information becomes available, the Company may revise its estimates of allowed claims.

These liabilities represent the amounts expected to be allowed on known or potential claims to be resolved through the Chapter 11 Cases and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. Additionally, liabilities subject to compromise also include certain items that may be assumed under a plan of reorganization, and as such, may be subsequently reclassified to liabilities not subject to compromise. Generally, actions to enforce or otherwise effect payment of prepetition liabilities are subject to the automatic stay. Refer to Note 1, Basis of Presentation for additional information.

September 30, 2025
(in millions)
Accounts payable	$105.6
Debt	1,814.2
Operating leases	4,635.4
Deferred gains and other liabilities	136.3
Liabilities subject to compromise	$6,691.5

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves a plan of reorganization. The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

Reorganization Items, Net

The Debtors have incurred and will continue to incur significant costs associated with the reorganization, primarily the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, legal and professional fees. The amount of these costs, which since the Petition Date are being expensed as incurred, are expected to significantly affect the Company’s results of operations. In accordance with applicable guidance, costs associated with the bankruptcy proceedings have been recorded as Reorganization items, net within the Company's condensed consolidated statements of operations for the three months ended September 30, 2025.

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the Company's condensed consolidated statements of operations. For the three months ended September 30, 2025 and the Successor Period, the Company recorded $126.0 million of reorganization expense which consisted of the following items:

(in millions)
Unamortized fair value adjustments (1)	$75.5
Professional fees and other	41.0
Unamortized debt issuance costs	9.5
Reorganization (Gain) Expense, net	$126.0

(1) Unamortized fair value adjustments represent the adjustments recorded upon the adoption of fresh start accounting on the Emergence Date from the 2024 Bankruptcy, related to the Exit Secured Notes and unsecured term loans.

Since the Petition Date through September 30, 2025, the Company paid $11.3 million in cash for reorganization items related to the 2025 Chapter 11 Bankruptcy.

During the Chapter 11 Cases, the Company expects its financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact its condensed consolidated financial statements.

NYSE American Listing Status

In connection with the Company's emergence from the 2024 Bankruptcy and consistent with its contractual obligations, the Company applied to list its common stock for listing on the NYSE American stock exchange. Trading began on April 29, 2025, under the symbol FLYY.

Subsequently, on September 2, 2025, Spirit Aviation Holdings, Inc. (the “Company”) received a notice from the staff of NYSE Regulation (“NYSE Regulation”) that it had commenced proceedings to delist the common stock, par value $0.0001, of the Company (the “Common Stock”) from NYSE American LLC (“NYSE American”) and that trading in the Common Stock was immediately suspended on September 2, 2025. NYSE Regulation decided that the Company is no longer suitable for listing pursuant to Section 1003(c)(iii) of the NYSE American Company Guide after the Company disclosed in its August 29, 2025 Current Report on Form 8-K that the Company and its Debtor affiliates filed voluntary petitions under Chapter 11 of title 11 of Bankruptcy Code in the Bankruptcy Court on August 29, 2025.

NYSE American submitted an application to the U.S. Securities and Exchange Commission to delist the Common Stock upon completion of applicable procedures. The Company did appeal the determination and, therefore, it was delisted from NYSE American. As a result of the suspension and delisting, the Common Stock is being traded in the OTC Pink Limited Market under the symbol "FLYYQ". The OTC Pink Limited Market is a significantly more limited market than NYSE American, and quotation on the OTC Pink Limited Market likely results in a less liquid market for existing and potential holders of the Common Stock to trade in the Common Stock and could further depress the trading price of the Common Stock. The Company can provide no assurance that its Common Stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of the Common Stock on this market, or whether the trading volume of the Common Stock will be sufficient to provide for an efficient trading market. The transition to over-the-counter markets will not affect the Company’s business operations.

Subsequent Events

Post-petition Financing

On October 31, 2025, the Bankruptcy Court approved a final order which authorized the Debtors to obtain post-petition financing with a multi-draw senior secured non-amortizing super-priority priming debtor-in-possession facility (the “DIP Facility”) in the aggregate principal amount of up to $1.2 billion compromising:

•New money loans in an aggregate principal of up to $475.0 million. On October 14, 2025, the Company drew $200.0 million and on November 7, 2025 the Company drew $50.0 million. The remaining amount will be available to be drawn in two separate draws. Each draw is subject to its own specific conditions.

•Roll-up of pre-petition secured notes that are validly tendered in the syndication of the DIP Facility not to exceed the lesser of (i) the total aggregate amount of principal and (x) accrued and unpaid interest thereon through the Petition Date and (y) solely to the extent permitted under Section 506(b) of the Bankruptcy Code, all interest accrued thereon after the Petition Date and (ii) $750.0 million.

AerCap Transactions

On October 10, 2025, the Bankruptcy Court approved a global restructuring term sheet between the Company and AerCap, a key aircraft lessor. The agreement provides for a comprehensive restructuring of aircraft lease and purchase arrangements, subject to definitive documentation and certain conditions, including execution of amendments with Airbus. Key terms include:

•certain arrangements in respect of specific aircraft and engines;

•the assumption of 10 leases and the rejection of 27 leases;

•the entry into 30 new, post-petition leases;

•the settlement of claims and disputes and agreement to the terms of mutual releases in exchange for, among other things, certain payments, including a $150.0 million liquidity payment by AerCap, which the Company received on October 27, 2025, and allowed unsecured claims and administrative expense claims; and

•the terms of the transfer of purchase rights and options in respect to 52 aircraft, including purchase options for up to 10 aircraft.

4. Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy

Voluntary Filing under 2024 Chapter 11 Bankruptcy

On November 18, 2024, Spirit Airlines commenced a voluntary case under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of New York, and, on November 25, 2024, certain of Spirit Airlines' subsidiaries (together with Spirit Airlines, the “Company Parties”) also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code and joined the 2024 Bankruptcy Case. On February 20, 2025, the Bankruptcy Court entered an order confirming the 2024 Bankruptcy's First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and Its Debtor Affiliates (the “Plan of Reorganization” or the “Plan”). On March 12, 2025 (the “Emergence Date” or "Effective Date"), the Company Parties emerged from the 2024 Bankruptcy in accordance with the confirmed Plan of Reorganization.

Plan of Reorganization

On the Emergence Date, all conditions precedent to the effectiveness of the Plan were either satisfied or waived, and the Company Parties emerged from the Prior Bankruptcy. In accordance with the Plan and effective as of the Emergence Date:

•Cancellation of Senior Secured Notes and Convertible Notes. The then-outstanding Senior Secured Notes (Class 4 Claims) and Convertible Notes (Class 5 Claims) were canceled and terminated. Refer to Note 16, Debt and Other Obligations, for additional information.

•Exit Secured Notes. Certain subsidiaries of Spirit issued $840.0 million of senior secured notes due 2030 (the “Exit Secured Notes”), at an interest rate of (x) 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or, (y) if elected by the Company in advance of each quarterly interest period, at 11.00% per annum payable in cash, to certain creditors in the 2024 Bankruptcy. Refer to Note 16, Debt and Other Obligations, for additional information.

•Exit Revolving Credit Facility. Spirit and certain of its subsidiaries entered into Amended and Restated Credit and Guaranty Agreement with the lenders of the revolving credit facility due in 2026 (“Exit RCF” or "Exit Revolving Credit Facility") that provides revolving credit loans and letters of credit in an aggregated amount equal to $275.0 million and an uncommitted incremental revolving credit facility up to $25.0 million. The commitment of $275.0 million will be reduced to $250.0 million on September 30, 2026. Concurrently, Spirit Airlines paid the then-outstanding Revolving Credit Facility of $300.0 million (Class 3 Claims) in full. Refer to Note 16, Debt and Other Obligations, for additional information.

•Termination of the Debtor-in-Possession Financing. The $300.0 million senior secured superpriority debtor-in-possession facility (the “DIP Facility”) that the Company Parties previously entered into was fully repaid and subsequently terminated. Refer to Note 16, Debt and Other Obligations, for additional information.

•Common Stock and Warrants. Spirit issued 16,067,305 shares of a single class of common stock (the “Common Stock”) and 24,255,256 warrants to purchase shares of Common Stock (the “Warrants”) to certain creditors in the 2024 Bankruptcy, as further described in Note 9, Equity, and certain adjustments set forth in the Plan.

•Cancellation of Prior Equity Securities. All common stock, unvested equity awards, any outstanding PSP loan warrants and all other equity interests in Spirit Airlines that were outstanding immediately prior to the Emergence Date were terminated and canceled. Refer to Note 9, Equity, for additional information.

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

The costs of efforts to restructure the Company’s capital, prior to and during the 2024 Bankruptcy, along with all other costs incurred in connection with the Prior Bankruptcy, have been material.

Reorganization Items

Any expenses and losses incurred or realized as of or subsequent to November 18, 2024 through March 12, 2025 and as a direct result of the 2024 Bankruptcy, are recorded within reorganization (gain) expense on the Company's condensed consolidated statements of operations. For the Current Predecessor Period, the Company recorded $421.5 million of reorganization gain which consisted of the following items (in millions):

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

Special Charges, Non-Operating

Expenses incurred prior to November 18, 2024 or after March 12, 2025 in relation to the 2024 Bankruptcy are recorded within special charges, non-operating on the Company's condensed consolidated statements of operations. Refer to Note 8, Special Charges (Credits), non-operating for additional information.

Fresh Start Accounting

On the Emergence Date from the 2024 Bankruptcy, the Company qualified for and adopted fresh start accounting in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (ASC 852), which specifies the accounting and financial reporting requirements for entities reorganizing through Chapter 11 bankruptcy proceedings. The application of fresh start accounting resulted in a new basis of accounting and the Company becoming a new entity for financial reporting purposes. As a result of the implementation of the Plan and the application of fresh start accounting, these unaudited condensed consolidated financial statements after the Emergence Date are not comparable to the financial statements before that date and the historical financial statements on or before the Emergence Date are not a reliable indicator of its financial condition and results of operations for any period after the Company’s adoption of fresh start accounting. Refer to Note 5, Fresh Start Accounting- 2024 Bankruptcy for additional information.

5. Fresh Start Accounting- 2024 Bankruptcy

Adoption of Fresh Start Accounting

In connection with the emergence from the 2024 Bankruptcy and in accordance with ASC 852, the Company qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of the then-existing common shares of the Predecessor received less than 50% of the Common Stock shares of the Successor outstanding upon emergence and (2) the reorganization value of the Predecessor’s assets immediately prior to confirmation of the Plan of $8,720 million was less than the total of all post-petition liabilities and allowed claims of $9,819 million.

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

Asset Held-for-Sale

As of Emergence Date, assets held for sale within the Company's condensed consolidated balance sheets, included 21 aircraft planned for future sales. As of September 30, 2025, the Company reassessed the classification of the remaining 20 A320ceo and A321ceo aircraft that were previously recorded as held for sale as the original sales agreement for these aircraft expired during the third quarter of 2025, and the Company now intends to retain the assets for ongoing use in its operations. As the criteria for held for sale classification under ASC 360 are no longer met, the Company reclassified the aircraft to “held and used.” Refer to Note 15, Fair Value Measurements for additional information.

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

Exit Secured Notes. Upon Emergence, the Company issued $840.0 million of Exit Secured Notes, which began trading on March 18, 2025 at 92.50% of par. The Company used a discounted cash flow approach to determine the fair value of the Exit Secured Notes on the Emergence Date.

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

6. Revenue

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

Passenger revenues are generally recognized once the related flight departs. Accordingly, the value of tickets and non-fare revenues sold in advance of travel is included under the Company's current liabilities as “air traffic liability,” or “ATL,” until the related air travel is provided. As of September 30, 2025 and December 31, 2024, the Company had ATL balances of $373.1 million and $436.8 million, respectively. Substantially all of the Company's ATL is expected to be recognized within 12 months of the respective balance sheet date.

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

7. Loss (Gain) on Disposal

During the three months ended September 30, 2025 and the Successor Period, the Company recorded a net gain of $113.7 million and $114.0 million, respectively, within loss (gain) on disposal of assets in the condensed consolidated statements of operations. These net gains included a $117.7 million gain recorded as a result of 14 sale leaseback transactions entered into during the third quarter of 2025, related to previously owned engines, which resulted in operating leases. Refer to Note 13, Leases for additional information on the sale leaseback transactions. In addition, these net gains included a $3.2 million gain related to the reclassification of aircraft previously classified as held for sale, which were reclassified to held and used during the latter part of the third quarter of 2025. Refer to Note 15, Fair Value Measurements, for additional information regarding this reclassification. Furthermore, during the Successor period, the Company recorded a $1.8 million gain as a result of one aircraft sale leaseback transaction related to a new aircraft delivery completed during the second quarter of 2025.

These gains were partially offset by $2.7 million and $4.4 million losses during the three months ended September 30, 2025 and the Successor Period, respectively. These losses resulted from adjustments to previously recorded impairment charges recognized in the fourth quarter of 2024, reflecting a change in estimated costs to sell associated with the Company’s aircraft sale and purchase agreement with GA Telesis, LLC ("GAT"), entered into on October 29, 2024, prior to the reclassification of these aircraft to held and used during the latter part of the third quarter of 2025. In addition, during the three months ended September 30, 2025 and the Successor Period, the Company recognized a $2.0 million loss, respectively, related to the sale of one aircraft to GAT in July 2025.

During the Current Predecessor Period, the Company recorded a loss of $11.7 million within loss (gain) on disposal of assets in the condensed consolidated statements of operations. This loss included an $18.5 million adjustment to previously recorded impairment charges in the fourth quarter of 2024, reflecting a change in estimated costs to sell associated with the Company’s aircraft sale and purchase agreement with GAT entered into on October 29, 2024, as well as $0.4 million in losses, related to the write-off of obsolete assets and other adjustments. These losses were partially offset by a $6.4 million gain recorded as a result of two aircraft sale leaseback transactions related to new aircraft deliveries completed during the Current Predecessor Period and a $0.9 million net gain true-up recorded related to the sale of A319 airframes and engines sold in 2024.

8. Special Charges (Credits)

Special Charges, Non-Operating

During the three months ended September 30, 2025, the Successor Period and the Current Predecessor Period, the Company recorded $13.0 million, $25.4 million and $5.5 million, respectively, in special charges, non-operating within other (income) expense in the condensed consolidated statement of operations. Charges incurred during the three months ended September 30, 2025 and the Successor Period primarily related to post-emergence restructuring expenses related to the 2024 Bankruptcy, including professional fees and other related costs. In addition, these charges include legal, advisory and other fees related to the Company's voluntary bankruptcy filing in 2025, prior to the petition date of August 29, 2025. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings for additional information on the Company's 2025 Bankruptcy proceedings. Charges incurred during the Current Predecessor Period primarily consisted of legal, advisory and other fees.

9. Equity

Cancellation of Prior Equity Securities

In accordance with the 2024 Bankruptcy's Plan of Reorganization, all equity securities in Spirit Airlines outstanding prior to the Effective Date, including Spirit Airlines' common stock, par value $0.0001 per share (the “Old Common Stock”), were canceled, released, and extinguished, and of no further force or effect and without any need for a holder of Old Common Stock to take further action with respect thereto. Furthermore, all of Spirit Airlines' equity award agreements under any incentive plan, and the awards granted pursuant thereto, were extinguished, canceled, and discharged and have no further force or effects.

Issuance of Spirit Equity Securities

On the Effective Date, in connection with 2024 Bankruptcy and in reliance on the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code, Spirit issued 7,618,664 shares of

Common Stock and 5,203,899 Warrants to equitize the $410.0 million of then-outstanding Senior Secured Notes and $385.0 million of then-outstanding Convertible Notes.

In addition, on the Effective Date, in connection with the Company’s emergence from the 2024 Bankruptcy and in reliance on the exemption from registration requirements of the Securities Act provided by Section 4(a)(2) of the Securities Act or Regulation S under the Securities Act, based in part on representations made by these certain parties to the Backstop Commitment Agreement, Spirit issued 678,587 shares of Common Stock and 5,670,853 Warrants to specified parties to the Backstop Commitment Agreement dated November 18, 2024. An aggregate of 3,849,442 of such shares of Common Stock and such Warrants were issued for aggregate consideration of $53,892,188.

On December 30, 2024, the Company launched an equity rights offering (the “ERO”) of equity securities of the reorganized Company in an aggregate amount of $350.0 million at a purchase price of $14.00 per share. The final expiration date for the Equity Rights Offering occurred on February 20, 2025. On the emergence of the 2024 Bankruptcy and in reliance on the exemption from the registration requirements of the Securities Act provided by Section 1145 of the Bankruptcy Code, Spirit closed the ERO, issuing 7,770,054 shares of Common Stock and 13,380,504 Warrants to ERO participants, for aggregate consideration of $296,107,812. Refer to Note 4, Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy, for additional information.

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
Warrants

In connection with the Company's emergence from the 2024 Bankruptcy, on the Effective Date, Spirit entered into two warrant agreements with Equiniti Trust Company, LLC as warrant agent (the “Warrant Agreements”) pursuant to which Spirit issued an aggregate of 24,255,256 Warrants for the Common Stock to certain specified investors, consisting of 3,617,385 Warrants issued under a Tranche 1 Warrant Agreement ("the Tranche 1 Warrants") and 20,637,871 Warrants issued under a Tranche 2 Warrant Agreement (the "Tranche 2 Warrants") pursuant to the Plan. Each Warrant entitles the holder to purchase one share of Common Stock for a nominal exercise price of $0.0001 per Warrant. During the nine months ended September 30, 2025, 10.7 million Warrants were exercised and converted into shares of the Company's Common Stock.

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

The Company concluded that the Warrant Agreements are classified as equity, recorded at fair value upon issuance within the Company’s condensed consolidated balance sheets. On the Emergence Date, the Warrants were valued based on the derived Successor Equity Value detailed in Note 5, Fresh Start Accounting - 2024 Bankruptcy, at issuance. Equity-classified contracts are initially measured and recorded at fair value; subsequent changes in fair value are not recognized as long as the contract continues to be classified as equity. The Company recorded $441.7 million, net of issuance costs, in additional paid-in-capital ("APIC"), related to the fair value of the warrants issued.

Common Stock
Pursuant to the 2024 Bankruptcy's Plan of Reorganization, Spirit amended and restated its certificate of incorporation (the “Charter”) and bylaws (the “Bylaws”), each of which became effective on the Effective Date.

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

10. Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings (loss) per common share (in thousands, except per-share amounts):

	Successor	Predecessor
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Numerator
Net income (loss)	$(317,476)	$(308,243)
Denominator
Weighted-average shares outstanding, basic (1)	40,322	109,521
Effect of dilutive shares	—	—
Adjusted weighted-average shares outstanding, diluted	40,322	109,521
Earnings (loss) per share
Basic earnings (loss) per common share	$(7.87)	$(2.81)
Diluted earnings (loss) per common share	$(7.87)	$(2.81)

	Successor	Predecessor
	Period from March 13, 2025 through September 30, 2025	Period from January 1, 2025 through March 12, 2025	Nine Months Ended September 30, 2024
Numerator
Net income (loss)	$(574,243)	$72,216	$(643,805)
Denominator
Weighted-average shares outstanding, basic (1)	35,521	109,525	109,486
Effect of dilutive shares	—	—	—
Adjusted weighted-average shares outstanding, diluted	35,521	109,525	109,486
Earnings (loss) per share
Basic earnings (loss) per common share	$(16.17)	$0.66	$(5.88)
Diluted earnings (loss) per common share	$(16.17)	$0.66	$(5.88)

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

11. Short-term Investment Securities

In June 2025, the Company settled $120.5 million short-term available-for-sale investment securities. Upon settlement, the proceeds were recorded within cash and cash equivalents on the Company's condensed consolidated balance sheets. The settlement resulted in $0.1 million of realized losses, which were recognized in interest expense within the Company's condensed consolidated statements of operations. As of September 30, 2025, the Company had no short-term available-for-sale investment securities outstanding. As of December 31, 2024, the Company had $118.3 million in short-term available-for-sale investment securities.

12. Other Current Liabilities

Other current liabilities as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2025	December 31, 2024
Salaries, wages and benefits	$157,619	$187,626
Federal excise and other passenger taxes and fees payable	77,512	110,141
Airport obligations	37,125	66,518
Aircraft maintenance	20,399	103,133
Interest payable	16,789	26,780
Aircraft and facility lease obligations	8,862	23,926
Fuel	4,326	5,202
Backstop premium obligation	—	35,000
Other	41,751	47,513
Other current liabilities	$364,383	$605,839

As of September 30, 2025, certain prepetition obligations have been reclassified to liabilities subject to compromise. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.

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

The filing of the Chapter 11 Cases on August 29, 2025 may have triggered an event of default under certain lease agreements of the Company, subject to the automatic stay resulting from the Chapter 11 Cases and other applicable provisions of the Bankruptcy Code. For additional information on the Company's 2025 Bankruptcy proceedings and its related automatic stay and other protections, refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings.
During the nine months ended September 30, 2025, the Company took delivery of three aircraft under sale leaseback transactions and one under direct operating lease. In addition, earlier in the third quarter of 2025, the Company completed sale leaseback transactions involving 14 previously owned spare engines, which resulted in operating leases.
As of September 30, 2025, the Company had a fleet consisting of 214 A320 family aircraft. As of September 30, 2025, the Company had 148 aircraft financed under operating leases with lease term expirations between 2026 and 2043. In addition, the Company owned 48 aircraft, of which none were unencumbered, as of September 30, 2025. The Company also had 18 aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions. The related finance obligation is recorded within liabilities subject to compromise in the Company's condensed consolidated balance sheets. Refer to Note 16, Debt and Other Obligations for additional information. The related asset is recorded within flight equipment in the Company's condensed consolidated balance sheets. As of September 30, 2025, the Company also had 19 spare engines financed under operating leases with lease term expiration dates ranging from 2025 to 2037 and owned 18 spare engines, all of which are encumbered, as of September 30, 2025.
As part of the 2025 Chapter 11 Cases, aircraft and spare engine leases have been determined to be liabilities subject to compromise. Accordingly, as of September 30, 2025, operating lease liabilities related to lease contracts entered into prior to the Petition Date have been reclassified to liabilities subject to compromise on the Company’s condensed consolidated balance sheets, as appropriate under the 2025 Bankruptcy proceedings. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for more information.

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

As of September 30, 2025, the Company's finance lease obligations primarily related to the lease of office equipment. Payments under these finance lease agreements are generally fixed for terms of five years. Finance lease assets are recorded within property and equipment and the related liabilities are recorded within long-term debt and finance leases in the Company's condensed consolidated balance sheets. Lease liabilities and operating lease liabilities related to pre-petition obligations which may be an allowed claim are recorded within liabilities subject to compromise.
The following table provides details of the Successor's future minimum lease payments under finance lease liabilities and operating lease liabilities recorded on the Company's condensed consolidated balance sheets as of September 30, 2025. The table does not include commitments that are contingent on events or other factors that are currently uncertain or unknown.

	Finance Leases	Operating Leases
		Aircraft and Spare Engine Leases	Property Facility Leases	Total Operating and Finance Lease Obligations
	(in thousands)
Remainder of 2025	$55	$151,961	$1,213	$153,229
2026	141	587,658	4,939	592,738
2027	93	571,139	4,140	575,372
2028	67	551,275	2,757	554,099
2029	5	535,243	2,132	537,380
2030 and thereafter	—	5,376,976	141,637	5,518,613
Total minimum lease payments	$361	$7,774,252	$156,818	$7,931,431
Less amount representing interest	31	3,139,278	134,071	3,273,380
Present value of minimum lease payments	$330	$4,634,974	$22,747	$4,658,051
Less current portion (1)	154	244,664	4,261	249,079
Long-term portion (1)	$176	$4,390,310	$18,486	$4,408,972
(1) Certain of the Company's lease obligations are included within liabilities subject to compromise on the Company's condensed consolidated balance sheets and may be settled at an amount lower than the contractually future minimum lease payments; therefore, operating lease liability balances included within this table will differ from the operating lease liability balances included within the Company's condensed consolidated balance sheets.
Commitments related to the Company's noncancellable short-term operating leases not recorded on the Company's condensed consolidated balance sheets are expected to be $2.4 million for the remainder of 2025 and none for 2026 and beyond.

The table below presents information for lease costs related to the Successor and Predecessor's finance and operating leases:

	Successor	Predecessor
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
	(in thousands)
Finance lease cost
Amortization of leased assets	$58	$77
Interest of lease liabilities	6	8
Operating lease cost
Operating lease cost (1)	150,785	133,321
Short-term lease cost (1)	6,978	8,156
Variable lease cost (1)	60,282	81,597
Total lease cost	$218,109	$223,159
(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.

	Successor	Predecessor	Predecessor
	Period from March 13, 2025 through September 30, 2025	Period from January 1, 2025 through March 12, 2025	Nine Months Ended September 30, 2024
	(in thousands)
Finance lease cost
Amortization of leased assets	$125	$38	$229
Interest of lease liabilities	14	5	25
Operating lease cost
Operating lease cost (1)	322,419	114,508	375,187
Short-term lease cost (1)	15,419	5,574	29,293
Variable lease cost (1)	137,445	55,750	195,126
Total lease cost	$475,422	$175,875	$599,860

(1) Expenses are classified within aircraft rent and landing fees and other rents on the Company's condensed consolidated statements of operations.
The table below presents lease terms and discount rates related to the Company's finance and operating leases:

	Successor	Predecessor
	September 30, 2025	September 30, 2024
Weighted-average remaining lease term
Operating leases	14.6 years	15.2 years
Finance leases	2.4 years	3.1 years
Weighted-average discount rate
Operating leases	7.81%	7.08%
Finance leases	6.37%	5.81%

14. Commitments, Contingencies and Other Contractual Arrangements

2025 Chapter 11 Cases

As further discussed in Note 1, Basis of Presentation, on the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date, are generally subject to an automatic stay. However, under the Bankruptcy Code, certain legal proceedings, such as those involving the assertion of a governmental entity’s police or regulatory powers, may not be subject to the automatic stay and may continue unless otherwise ordered by the Bankruptcy Court. As a result, some proceedings may continue (or certain parties may attempt to argue that such proceedings should continue) notwithstanding the automatic stay.

Aircraft-Related Commitments and Financing Arrangements

The Company’s contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies.

As of September 30, 2025, the Company's total firm aircraft orders consisted of 52 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected from 2029 through 2031. As of September 30, 2025, the Company did not have financing commitments in place for the 52 Airbus aircraft on firm order. The contractual purchase amounts for all aircraft orders from Airbus as of September 30, 2025 are included within the purchase commitments below. Subsequently, on October 10, 2025, pursuant to the global restructuring term sheet with AerCap, 52 aircraft were removed from the Company's Airbus purchase agreements. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings for additional information.

As of September 30, 2025, purchase commitments for the Company's aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $2.8 million for the remainder of 2025, $22.1 million in 2026, $183.0 million in 2027, $297.8 million in 2028, $1,124.3 million in 2029 and $1,857.8 million in 2030 and beyond. These commitments primarily relate to the 52 aircraft subsequently removed from the Company’s Airbus purchase agreements.

In addition to the Airbus Purchase Agreement, as of September 30, 2025, the Company had agreements in place for 36 A320neos and A321neos to be financed through direct leases with a third-party lessor with deliveries scheduled in 2027 and 2028. As of September 30, 2025, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from third-party lessors were expected to be none for the remainder of 2025, none in 2026, approximately $62.3 million in 2027, $159.3 million in 2028, $206.5 million in 2029 and $2,050.0 million in 2030 and beyond. Subsequently, on October 10, 2025, pursuant to the global restructuring term sheet with AerCap, the Company will assume 10 of its current aircraft leases and reject 27 of its current aircraft leases and will also enter into 30 new lease agreements for Airbus A320 or A321 aircraft. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings for additional information.

During the third quarter of 2021, the Company entered into an Engine Purchase Support Agreement that requires the Company to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of September 30, 2025, the Company is committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.

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

On July 27, 2025, the United States and the European Union agreed on the terms of a new tariff agreement, under which tariffs on large civilian aircraft and components would again be suspended and returned to zero-tariff as existed prior to 2019.

On August 21, 2025, the United States and the European Union agreed on the terms of a new tariff agreement, under which the United States committed to apply the higher of either the United States Most Favored Nation (“MFN”) tariff rate or a tariff rate of 15%, comprised of the MFN tariff and a reciprocal tariff, on originating goods of the European Union.

Effective as of September 1, 2025, the United States committed to apply the MFN tariff to certain products, which include 0% tariff on most aircraft and aircraft parts.

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

Interest commitments related to the secured debt financing of 48 aircraft as of September 30, 2025 were $16.9 million for the remainder of 2025, $45.9 million in 2026, $36.9 million in 2027, $18.7 million in 2028, $9.6 million in 2029 and $3.5 million in 2030 and beyond. These amounts exclude any interest commitments related to debt instruments classified as liabilities subject to compromise on the Company's condensed consolidated balance sheets as of the Petition Date. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information on the debt instruments classified as liabilities subject to compromise. For principal commitments related to the Company's debt financing, refer to Note 16, Debt and Other Obligations.
Other Commitments
The Company is contractually obligated to pay the following minimum guaranteed payments for its reservation system and other miscellaneous subscriptions and services as of September 30, 2025: $13.2 million for the remainder of 2025, $42.0 million in 2026, $34.6 million in 2027, $7.6 million in 2028, $2.0 million in 2029 and $3.7 million in 2030 and thereafter. The Company's reservation system contract expires in 2028.
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

As of September 30, 2025, Pratt & Whitney issued the Company $117.1 million in credits related to the aircraft on ground ("AOG") days through September 30, 2025. During the three months ended September 30, 2025, the Company recorded $14.1 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on the Company's condensed consolidated balance sheets and $4.4 million in credits on the Company's condensed consolidated statements of operations within maintenance, materials and repairs and aircraft rent expenses. In addition, during the three months ended September 30, 2025, the Successor Period, and the Current Predecessor Period, the Company recognized lower depreciation and amortization expense of $9.2 million, $16.4 million, and $6.1 million, respectively, related to credits recognized, under the 2024 and 2025 Agreements with IAE, as a reduction of the cost basis of assets purchased from IAE recorded within the Company's condensed consolidated statements of operations.

The difference remaining between the amount of credits Pratt & Whitney issued and the amount the Company has recognized will be recognized in the future as reductions in the cost basis of goods and services purchased from Pratt & Whitney.

In connection with the Company's ongoing 2025 Chapter 11 Bankruptcy Proceedings, on October 27, 2025, the lease agreements related to certain aircraft subject to these inspections were rejected as part of the bankruptcy process. As a result, the Company does not expect to receive any additional credits under this agreement.

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
On July 2, 2024, the Company entered into a letter agreement that modified its existing primary credit card processing agreement. Based on the terms of the agreement, in July 2024, the Company had deposited $200.0 million into a deposit account, included in cash and cash equivalents within the Company's condensed consolidated balance sheets, as it was considered a compensating balance arrangement that does not legally restrict the Company's use of this cash, and deposited $50.0 million into a restricted account included in restricted cash within the Company's condensed consolidated balance sheets.
Subsequently, effective August 15, 2025 and August 20, 2025, the Company entered into two amendments (together, the “Amendments”) that further modified the terms of this agreement. The first amendment required an additional $50.0 million transfer to the restricted account, resulting in a total restricted cash balance of $100.0 million, included in restricted cash within the Company’s condensed consolidated balance sheets as of September 30, 2025.

The second amendment authorized the Company's primary credit card processor to hold back up to $3.0 million per day until its exposure is fully collateralized and to maintain full collateralization as such exposure fluctuates over time. Accordingly, increases in the collateralized holdback balance reduce the amount required in the deposit account on a dollar-for-dollar basis. As of September 30, 2025, the processor had a holdback of $177.2 million, recorded in other long-term assets on the Company’s condensed consolidated balance sheets and the amount required in the deposit account was reduced to $24.0 million.

In addition, the second amendment extended the term of the Card Processing Agreement from the current December 31, 2025 expiration date to December 31, 2027, with two automatic one-year extensions unless either party provides a notice of non-renewal not less than 90 days prior to the end of the then-effective term, and (ii) to remove the existing minimum liquidity trigger for holdbacks under the previous Card Processing Agreement.
Pursuant to the Amendments, the filing of the Chapter 11 Cases on August 29, 2025 constitutes a breach of contract, subject to the automatic stay resulting from the Chapter 11 Cases. For additional information on the Company's bankruptcy proceedings and its related automatic stay and other protections, refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings.
Additionally, the Company provided a $25.0 million deposit to a credit card processor recorded within deposits and other current assets in its condensed consolidated balance sheets.

Employees
The Company has six union-represented employee groups that together represented approximately 83% of all employees as of September 30, 2025. The table below sets forth the Company's employee groups and status of the CBAs.

Employee Groups	Representative	Amendable Date (1)	Percentage of Workforce
Pilots	Air Line Pilots Association, International ("ALPA") (2)	March 2024	26%
Flight Attendants	Association of Flight Attendants ("AFA-CWA")	January 2026	45%
Dispatchers	Professional Airline Flight Control Association ("PAFCA")	August 2026	1%
Ramp Service Agents	International Association of Machinists and Aerospace Workers ("IAMAW")	November 2026	3%
Passenger Service Agents	Transport Workers Union of America ("TWU")	February 2027	3%
Aircraft Maintenance Technicians	Aircraft Mechanics Fraternal Association ("AMFA") (2)	N/A (2)	5%

(1) Subject to standard early opener provisions.
(2) CBA is currently under negotiation.

In August 2022, the Company's aircraft maintenance technicians ("AMTs") voted to be represented by AMFA as their collective bargaining agent. In May 2024, the parties began negotiations with a National Mediation Board ("NMB"), and those discussions are ongoing. As of September 30, 2025, the Company had approximately 532 AMTs.

In March 2024, ALPA provided notice to the Company that it intends to amend its CBA with its pilots. In July 2024, the parties began negotiations, and those discussions are ongoing.

As a result of the 2025 Chapter 11 Bankruptcy Proceedings, the Company has been engaged in concessionary negotiations with both ALPA and AFA-CWA. On November 6, 2025, the Company reached agreements in principle with each of the two unions. These agreements in principle remain subject to definitive documentation, ratification, and approval by the Bankruptcy Court.

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

Furthermore, to continue its ongoing efforts to optimize and enhance efficiencies, in July 2025, the Company announced that it will downgrade approximately 140 Captains to First Officers and furlough approximately 270 pilots, effective October 1, 2025 and November 1, 2025, respectively to align with its projected flight volume for 2026. Additionally, in September 2025, the Company announced the furlough of approximately 1,800 flight attendants, effective November 1, 2025. The Company recorded $3.6 million in expenses related to these actions during the three months ended September 30, 2025. These expenses were recorded within special charges, non-operating expense on the Company’s condensed consolidated statements of operations.

15.Fair Value Measurements

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
As of September 30, 2025, the Company identified indicators of potential impairment, including continued negative cash flows and the commencement of the 2025 Chapter 11 bankruptcy proceedings during the third quarter of 2025. These indicators prompted the Company to perform a recoverability analysis on its assets to assess whether any impairment losses should be recognized. In estimating the undiscounted future cash flows, the Company uses certain assumptions, including, but not limited to, the estimated, undiscounted future cash flows expected to be generated by these assets, estimates of length of service the asset will be used in the Company’s operations, estimated salvage values, and estimates related to the Company's plan of reorganization. The Company assessed whether any impairment of its long-lived assets existed as of September 30, 2025 and has determined that the assets are recoverable.
The Company’s assumptions about future conditions important to its assessment of potential impairment of its long-lived assets are subject to uncertainty and may be subject to the Company's reorganization strategy. The Company will continue to monitor these conditions in future periods as new information becomes available and will update its analyses accordingly.
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

These indefinite-lived intangible assets are assessed for impairment annually in September, or more frequently if events or circumstances indicate that the fair values of indefinite-lived intangible assets may be lower than their carrying values. As of September 30, 2025, the Company has not identified any such events or circumstances that would indicate the fair value of the LGA Slots is below their carrying value. Indefinite-lived intangible assets are assessed for impairment by initially performing a qualitative assessment. The Company primarily relies on a quantitative approach to assess impairment, using fair value estimates provided annually by an independent third-party specialist. The specialist applies a market approach to determine fair value, which relies on recent slot transaction data, market lease rates, and input from industry participants and regulatory agencies. Slot values are further adjusted based on factors such as time-of-day, peak demand, and qualitative considerations. These valuations reflect market participant assumptions and are used to determine whether it is more likely than not that the fair value of the Slots is less than their carrying amount.
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
    The carrying amounts and estimated fair values of the Company's long-term debt at September 30, 2025 and December 31, 2024 were as follows (in millions):

	Successor		Predecessor
	September 30, 2025		December 31, 2024		Fair Value Level Hierarchy
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
	(in millions)
2024 Bankruptcy DIP term loans	$—	$—	$309.0	$309.0	Level 3
Fixed-rate term loans (1)	294.6	326.5	972.2	970.7	Level 3
Unsecured term loans (1)	—	—	136.3	130.4	Level 3
2015-1 EETC Class A	223.6	209.1	234.6	215.8	Level 2
2017-1 EETC Class AA	152.3	139.4	160.3	140.4	Level 2
2017-1 EETC Class A	45.5	40.3	53.4	45.8	Level 2
2017-1 EETC Class B	—	—	44.7	40.5	Level 2
2025-1 EETC Class B	215.0	204.3	—	—	Level 2
Revolving credit facility (1)	—	—	300.0	300.0	Level 3
Total long-term debt	$931.0	$919.6	$2,210.5	$2,152.6
(1) As of September 30, 2025, the Company's 18 failed sale leasebacks, included within fixed-rate term loans, unsecured term-loans, Exit Secured Notes and its Revolving Credit Facility are classified as liabilities subject to compromise on the Company's condensed consolidated balance sheets. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2025 and December 31, 2024 were comprised of liquid money market funds and cash and are categorized as Level 1 instruments. The Company maintains cash with various high-quality financial institutions.
Restricted Cash

Restricted cash is comprised of cash held in accounts subject to restrictions imposed by the bankruptcy court or otherwise pledged as collateral against the Company's letters of credit and is categorized as a Level 1 instrument. As of September 30, 2025, the Company had $42.3 million in standby letters of credit secured by $43.1 million of restricted cash, of which $32.3 million were issued letters of credit. The Company also had $170.7 million of restricted cash held as collateral for the Exit Secured Notes, $100.0 million of restricted cash held in an account subject to a control agreement under its credit card processing agreement, $42.5 million of restricted cash held in accounts subject to control agreements to be used for the payment of interest and fees on the Exit Secured Notes and $6.0 million in pledged cash pursuant to its corporate credit cards. Furthermore, the Company had $33.8 million allocated to fund required escrow accounts due to the 2025 Chapter 11 bankruptcy filing.

Assets Held for Sale

As of September 30, 2025, the Company reassessed the classification of the remaining 20 A320ceo and A321ceo aircraft that were previously recorded as held for sale. The original sales agreement for these aircraft expired during the third quarter of 2025, and the Company now intends to retain the assets for ongoing use in operations. In addition, net proceeds of any refinancing, sale or other disposition of these aircraft after satisfaction in full of any Aircraft Loans secured by such aircraft serves as collateral under the DIP loan agreement executed on October 14, 2025. As the criteria for held for sale classification under ASC 360 are no longer met, the Company reclassified the aircraft to “held and used.” In accordance with the guidance, the assets were measured at the lower of (i) their carrying amount, adjusted for depreciation that would have been recognized had they remained classified as held and used, or (ii) their fair value as of the date the decision not to sell was made.

During the third quarter of 2025, the Company recorded the related aircraft to their adjusted carrying amount of $429.5 million, within flight equipment on its condensed consolidated balance sheets, which represents the amount the aircraft would have been recorded had they never been classified as held for sale. In addition, the Company recorded a $3.2 million gain, within loss (gain) on disposal of assets within its condensed consolidated statement of operations for the three months ended

September 30, 2025, related to this reclassification, reflecting the difference between the adjusted carrying value and the prior held for sale balance.
    Assets and liabilities measured at gross fair value on a recurring basis are summarized below (in millions):

	Successor Fair Value Measurements as of September 30, 2025
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$250.5	$250.5	$—	$—
Restricted cash	396.1	396.1	—	—
Short-term investment securities	—	—	—	—
Assets held for sale	3.1	—	—	3.1
Total assets	$649.7	$646.6	$—	$3.1

Total liabilities	$—	$—	$—	$—

	Predecessor Fair Value Measurements as of December 31, 2024
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$902.1	$902.1	$—	$—
Restricted cash	168.4	168.4	—	—
Short-term investment securities	118.3	118.3	—	—
Assets held for sale	463.0	—	—	463.0
Total assets	$1,651.8	$1,188.8	$—	$463.0

Total liabilities	$—	$—	$—	$—

The Company had no transfers of assets or liabilities between any of the above levels during the nine months ended September 30, 2025 and the year ended December 31, 2024.

16. Debt and Other Obligations

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

The Exit Revolving Credit Facility is comprised of (i) commitments by the Exit RCF Lenders to provide revolving credit loans and letters of credit in an aggregate amount equal to $275.0 million (the “Exit RCF Commitments”) and (ii) an uncommitted incremental revolving credit facility in an aggregate amount up to $25.0 million. The Exit Revolving Credit Facility constitutes Spirit Airlines' senior secured obligations and is guaranteed by each of Spirit Airlines' direct and indirect subsidiaries. In addition, in connection with the Corporate Reorganization, Spirit became a guarantor under the Exit Revolving Credit Agreement. On August 21, 2025, Spirit borrowed the entire available amount of $275.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature on March 12, 2028. As of September 30, 2025, the amounts drawn under the Exit Revolving Credit Facility are included within liabilities subject to compromise on the Company's condensed consolidated balance sheets.

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

In connection with the Company's 2025 Chapter 11 Cases, the Exit Revolving Credit Facility has been reclassified to liabilities subject to compromise in the Company's condensed consolidated balance sheet as of September 30, 2025. As of the Petition Date, the Company ceased making principal and interest payments, and ceased accruing interest expense in relation to long-term debt reclassified as liabilities subject to compromise. However, had interest continued to accrue on this obligation under its original terms, the additional interest expense for the three months ended September 30, 2025 would have been $1.9 million for the Exit Revolving Credit Facilities.

Subsequently, on October 27, 2025, the Debtors made adequate protection payments under the Revolving Credit Facility for continued use of the collateralized assets. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.

Exit Secured Notes

On the Effective Date, certain subsidiaries of Spirit Airlines (the “Co-Issuers”) issued $840.0 million in aggregate principal amount of PIK toggle senior secured notes due 2030 (the “2030 Notes" or the “Exit Secured Notes”). The 2030 Notes were issued in a private offering to “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) and to institutional “accredited investors” (as defined in Regulation D of the Securities Act) and outside the United States to non-U.S. persons pursuant to Regulation S. The 2030 Notes are the Co-Issuers’ senior secured obligations and are guaranteed on a senior secured basis by Spirit Airlines and each of its direct and indirect subsidiaries existing on the Effective Date or subsequently acquired and/or formed subsidiaries. In addition, in connection with the Corporate Reorganization, Spirit became a guarantor of the 2030 Notes. The 2030 Notes are secured by second-priority liens on certain Exit Revolving Credit Facility priority collateral (including the collateral under the Exit Revolving Credit Facility described in Note 16 above), and a first-priority lien on all other collateral. The 2030 Notes will mature on March 12, 2030, subject to earlier repurchase or redemption in accordance with the terms of the Indenture (as defined below). The 2030 Notes bear interest, at the option of Spirit Airlines, (i) at 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or (ii) at 11.00% per annum payable in cash, in each case, in arrears on a quarterly basis. Interest is calculated on the basis of a 360-day year composed of twelve 30-day months.

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

In connection with the Company's 2025 Chapter 11 Cases, the Exit Secured Notes have been reclassified to liabilities subject to compromise in the Company's condensed consolidated balance sheet as of September 30, 2025. As of the Petition Date, the Company ceased making principal and interest payments, and ceased accruing interest expense in relation to long-term debt reclassified as liabilities subject to compromise. However, had interest continued to accrue on this obligation under its original terms, the additional interest expense for the three months ended September 30, 2025 would have been $26.1 million for the exit secured notes.

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

2024 Bankruptcy DIP Credit Agreement and Facility

On December 23, 2024, in connection with the 2024 Bankruptcy, the Company entered into a Superpriority Secured Debtor-In-Possession Term Loan Credit and Note Purchase Agreement, (the “2024 Bankruptcy DIP Credit Agreement”), with Wilmington Savings Fund Society, FSB, as administrative agent and collateral agent (the “Agent”) and the creditors from time to time party thereto (collectively, the “2024 Bankruptcy DIP Creditors”).

Under the 2024 Bankruptcy DIP Credit Agreement, the 2024 Bankruptcy DIP Creditors provided an aggregate principal amount of $300.0 million (excluding fees of $9.0 million, which were paid in kind in the form of additional principal) in financing in the form of a senior secured debtor-in-possession facility (the “2024 Bankruptcy DIP Facility”).

As of September 30, 2025, the 2024 Bankruptcy DIP Facility was fully repaid and terminated in connection with the Company’s emergence from the 2024 Bankruptcy. As of December 31, 2024, the outstanding 2024 Bankruptcy DIP term loan was included in current maturities of long-term debt, net of unamortized discounts, and finance leases on the Company’s condensed consolidated balance sheets.

Long-term debt is comprised of the following:

	Successor	Predecessor	Successor	Predecessor
	As of		As of
	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
	(in millions)		(weighted-average interest rates)
DIP term loan due in 2025	$—	$309.0	N/A	11.82%
Fixed-rate loans due through 2039 (1) (3)	294.6	972.2	5.27%	6.44%
Unsecured term loans due in 2031 (3)	—	136.3	2.50%	1.00%
Fixed-rate class A 2015-1 EETC due through 2028	223.6	234.6	4.03%	4.10%
Fixed-rate class AA 2017-1 EETC due through 2030	152.3	160.3	3.40%	3.38%
Fixed-rate class A 2017-1 EETC due through 2030	45.5	53.4	3.53%	3.65%
Fixed-rate class B 2017-1 EETC due through 2026	—	44.7	N/A	3.80%
Fixed-rate class B(R) 2025 EETC due through 2030	215.0	—	11.00%	N/A
Exit secured notes due in 2030 (3)	—	—	12.00%	N/A
Revolving credit facility due in 2028 (3)	—	300.0	N/A	6.67%
Long-term debt	$931.0	$2,210.5
Less current maturities, net (2)	119.2	436.3
Less unamortized discounts, net (2)	61.6	13.2
Total	$750.2	$1,761.0

(1) Excludes obligations related to 18 aircraft recorded as failed sale leaseback transactions as of September 30, 2025. Refer to Note 13, Leases for additional information.
(2) Includes deferred financing costs associated with the Company’s long-term debt, as well as the original issue discount resulting from fair value adjustments under fresh start accounting.
(3) As of September 30, 2025, these debt instruments are recorded within liabilities subject to compromise on the Company's condensed consolidated balance sheets. The Company's fixed-rate loans are comprised of 18 aircraft recorded as failed sale leaseback transactions and bank debt, of which only the 18 aircraft recorded as failed sale leaseback transactions are recorded as liabilities subject to compromise. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.

During the three months ended September 30, 2025, the Successor Period and the Current Predecessor Period, the Company made scheduled principal payments of $21.4 million, $63.5 million, and $25.5 million, respectively, on its outstanding debt obligations. Amounts representing payments from the Petition Date through September 30, 2025 are excluded from these totals, as such payments were subject to the 60-day period and were not made during the Successor Period. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information regarding the 60-day period and related payments made thereafter. In addition, during the Current Predecessor Period, the Company fully repaid the 2024 Bankruptcy DIP Facility and Revolving Credit Facility in the amounts of $309.0 million and $300.0 million, respectively.

At September 30, 2025, the successor's long-term debt principal payments for the next five years and thereafter were as follows (in millions):

September 30, 2025
Remainder of 2025	$30.9
2026	143.5
2027	167.9
2028	348.4
2029	58.0
2030 and beyond	182.3
Total debt principal payments(1)	$931.0

(1) Excludes principal payments related to debt instruments recorded within liabilities subject to compromise on the Company's condensed consolidated balance sheets as of September 30, 2025.

Interest Expense

Successor's interest expense related to long-term debt and finance leases consists of the following (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
8.00% senior secured notes (1)	$—	$23,252
Fixed-rate term loans (4)	8,732	17,275
Unsecured term loans (4)	579	343
Class A 2015-1 EETC	2,305	2,531
Class B 2015-1 EETC	—	—
Class AA 2017-1 EETC	1,288	1,385
Class A 2017-1 EETC	464	503
Class B 2017-1 EETC	—	438
Class B(R) 2025-1 EETC (2)	6,964	—
Convertible notes (3)	—	4,432
Exit secured notes (4)	17,533	—
Revolving credit facilities (4)	234	—
Finance leases	6	8
Commitment and other fees	163	412
Amortization of deferred financing costs and fair value adjustments	7,993	3,556
Total	$46,261	$54,135
(1) Includes $1.1 million of accretion and $22.2 million of interest expense for the three months ended September 30, 2024.
(2) Includes $0.1 million of amortization of the discount, as well as interest expense, for the three months ended September 30, 2025.
(3) Includes $4.4 million of amortization of the discount for the convertible notes due 2026, as well as interest expense for the convertible notes due 2025 and 2026 for the three months ended September 30, 2024.
(4) As of September 30, 2025, these debt instruments are recorded within liabilities subject to compromise on the Company's condensed consolidated balance sheets and therefore ceased accruing interest due to the 2025 Bankruptcy. If not for the 2025 Bankruptcy, the interest expenses for the three months ended September 30, 2025 would have been $11.6 million for the fixed-rate term loans, $0.8 million for the unsecured term loans, $26.1 million for the exit secured notes and $1.9 million for the revolving credit facilities. The Company's fixed-rate loans are comprised of 18 aircraft recorded as failed sale leaseback transactions and bank debt, of which only the 18 aircraft recorded as failed sale leaseback transactions are recorded as liabilities subject to compromise. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.

	Successor	Predecessor	Predecessor
	Period from March 13, 2025 through September 30, 2025	Period from January 1, 2025 through March 12, 2025	Nine Months Ended September 30, 2024
8.00% senior secured notes (1)	$—	$17,753	$69,757
Fixed-rate term loans (4)	23,497	13,175	52,630
Unsecured term loans (4)	2,178	265	1,028
Class A 2015-1 EETC	5,088	1,879	7,649
Class B 2015-1 EETC	—	—	446
Class AA 2017-1 EETC	2,870	1,036	4,208
Class A 2017-1 EETC	1,035	373	1,517
Class B 2017-1 EETC	227	325	1,324
Class B(R) 2025-1 EETC (2)	12,876	—	—
Convertible notes (3)	—	1,246	12,795
Exit secured notes (4)	48,333	—	—
Revolving credit facilities (4)	234	3,732	—
DIP term loan	—	6,869	—
Finance leases	14	5	25
Commitment and other fees	770	20	1,247
Amortization of deferred financing costs and fair value adjustments	21,019	1,004	10,625
Total	$118,141	$47,682	$163,251

(1) Includes interest expense for the Predecessor Period from January 1, 2025 through March 12, 2025. Includes $3.2 million of accretion and $66.6 million of interest expense for the nine months ended September 30, 2024.
(2) Includes $0.2 million of amortization of the discount, as well as interest expense, for the Successor Period from March 13, 2025 through September 30, 2025.
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
(4) As of September 30, 2025, these debt instruments are recorded within liabilities subject to compromise on the Company's condensed consolidated balance sheets and therefore ceased accruing interest due to the 2025 Bankruptcy. If not for the 2025 Bankruptcy, the interest expenses for the Successor period would have been $26.3 million for the fixed-rate term loans, $2.4 million for the unsecured term loans, $56.9 million for the exit secured notes and $1.9 million for the revolving credit facilities. The Company's fixed-rate loans are comprised of 18 aircraft recorded as failed sale leaseback transactions and bank debt, of which only the 18 aircraft recorded as failed sale leaseback transactions are recorded as liabilities subject to compromise. Refer to Note 3, 2025 Chapter 11 Bankruptcy Proceedings, for additional information.

17. Operating Segments and Related Disclosures
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
The Company is managed as a single business unit that provides air transportation for passengers. Operating revenues by geographic region as defined by the Department of Transportation ("DOT") are summarized below (in thousands):

	Successor	Predecessor
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
DOT—Domestic	$834,875	$1,084,576
DOT—Latin America	123,649	112,528
Total	$958,524	$1,197,104

	Successor	Predecessor
	Period from March 13, 2025 through September 30, 2025	Period from January 1, 2025 through March 12, 2025	Nine Months Ended September 30, 2024
DOT—Domestic	$1,980,566	$663,201	$3,320,511
DOT—Latin America	254,836	92,153	423,019
Total	$2,235,402	$755,354	$3,743,530

18. Income Taxes
The following table displays the Company’s (loss) income from operations before income tax, income tax expense and effective tax rate (in thousands):

Successor
Three Months Ended September 30, 2025
(Loss) Income from Continuing Operations Before Income Tax	$(315,856)
Income Tax (Benefit) Expense	$1,620
Effective Rate	(0.51)%

	Successor	Predecessor
	Period from March 13, 2025 through September 30, 2025	Period from January 1, 2025 through March 12, 2025
(Loss) Income from Continuing Operations Before Income Tax	$(576,723)	$90,086
Income Tax (Benefit) Expense	$(2,480)	$17,870
Effective Rate	0.43%	19.84%

The income tax expense of $1.6 million and benefit of $2.5 million for the three months ended September 30, 2025 and for the Successor Period from March 13, 2025 through September 30, 2025, respectively, is based on the Company's annualized effective rate (“AETR”). For the Successor Period, the Company estimates its AETR for continuing operations in recording its interim income tax provision for the various jurisdictions in which it operates. The tax effects of statutory rate changes, significant unusual or infrequently occurring items, and certain changes in the assessment of the realizability of deferred tax assets are excluded from the determination of the Company's estimated AETR, as such, items are recognized as discrete items in the quarter in which they occur.
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
In the 2024 Bankruptcy, the cancellation of debt income (“CODI”) realized upon emergence from bankruptcy is excludable from taxable income, but results in a reduction of tax attributes in accordance with the attribute reduction and ordering rules of Section 108 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). The amount of the Company's CODI is estimated to be $478.1 million and will be taken completely against, and therefore will reduce, its NOL carryforwards. After taking into account the CODI, the remaining federal NOL carryforward is estimated to be approximately $1.8 billion and all federal NOL carryforwards do not expire. The reductions in NOL carryforwards for the CODI are expected to be fully offset by a corresponding decrease to the Company's valuation allowance as of December 31, 2025. Some states have similar rules for attribute reduction which will result in the reduction of certain of its state NOL carryforwards.

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations describes the principal factors affecting our financial condition at September 30, 2025 and results of operations for the Period from March 13, 2025 through September 30, 2025 (the "Successor Period"), the Period from January 1, 2025 through March 12, 2025 (the "Predecessor Period"), and the three and nine months ended September 30, 2024. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and the audited consolidated financial statements of Spirit Airlines, Inc. and notes thereto.
Although GAAP requires that we report on our results for the Predecessor Period from January 1, 2025 through March 12, 2025 and the Successor Period from March 13, 2025 through September 30, 2025 separately, management views our operating results for the nine months ended September 30, 2025 by combining the results of the Predecessor and the Successor Periods because management believes such presentation provides the most meaningful comparison of our results to prior periods. We are not able to compare the operating results for the period from January 1, 2025 through March 12, 2025 to any of the previous periods reported in the condensed consolidated financial statements and do not believe reviewing this period in isolation would be useful in identifying any trends in or reaching any conclusions regarding our overall operating performance. We believe the key performance indicators such as operating revenues and expenses for the combined Predecessor and Successor period ended September 30, 2025 with the nine months ended September 30, 2024 provide more meaningful comparisons to other periods and are useful in understanding operational trends. Additionally, there were no changes in policies between the periods and any material impacts as a result of fresh start accounting were included within the discussion of these changes.
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
We exclude special charges (credits), loss (gain) on disposal of assets, furlough, termination and retention related expenses, and litigation loss contingency adjustments recorded in the first and third quarters of 2024 to determine Adjusted CASM. We believe that also excluding aircraft fuel expense and related taxes ("Adjusted CASM ex-fuel") from certain measures is useful to investors because it provides an additional measure of management’s performance excluding the effects of a significant cost item over which management has limited influence and increases comparability with other airlines that also provide a similar metric.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. All statements other than statements of historical factors are “forward-looking statements” for purposes of these provisions. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions intended to identify forward-

looking statements. Such forward-looking statements are subject to risks, uncertainties and other important factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” in this report and in Item 1A "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2024, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, this Quarterly Report on Form 10-Q and subsequent Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.
Overview

Spirit Aviation Holdings, Inc. ("Spirit") and its consolidated subsidiaries (together with Spirit, the "Company"), headquartered in Dania Beach, Florida, is a leading low-fare carrier committed to offering an enhanced travel experience with flexible, affordable options. Our network is supported by an all-Airbus S.A.S. ("Airbus") fleet. We serve destinations throughout the United States, Latin America and the Caribbean.

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

Updates to our Premium Economy (formerly Go Comfy) product included the following:

•Introduction of more than 40 extra-legroom seats with 32-inch pitch across 7 rows (blocked middle seats will be phased out as aircraft are reconfigured with extra-legroom seating)
•Carry-on bag included with Premium Economy bookings, as well as 25% discount on food and beverages, no change or cancel fees, and Priority Boarding
•Bookings opened May 15, with availability on flights started July 9

Enhancements to our Free Spirit program included the following:

•Points can now be redeemed across all three travel options (Spirit First, Premium Economy, and Value)
•Complimentary seat upgrades for Free Spirit Status and co-branded Mastercard cardholders
•Upgrade benefit expanded to one additional Guest on the reservation
•Two free checked bags for Free Spirit Credit Cardholders and a new Free Spirit Debit Card scheduled to launch early next year

These changes are designed to build Guest loyalty, improve brand perception, and give travelers more opportunities to experience and enjoy our premium options.

2024 Chapter 11 Proceedings

Emergence from 2024 Bankruptcy
On November 18, 2024, Spirit Airlines commenced a voluntary case under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy
Court”), and, on November 25, 2024, certain of Spirit Airlines' subsidiaries (together with Spirit Airlines, the "Company Parties") also filed voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and joined the 2024 Bankruptcy Case (the "Prior Bankruptcy", "2024 Bankruptcy" or "2024 Chapter 11 Bankruptcy"). On February 20, 2025, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the First Amended Joint Chapter 11 Plan of Reorganization of Spirit Airlines, Inc. and Its Debtor Affiliates (the "Plan"). On March 12, 2025 (the "Emergence Date" or the "Effective Date"), we emerged from the 2024 Bankruptcy in accordance with the Plan. Since November 18, 2024, and through the Emergence Date, Company Parties operated their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. Refer to "Notes to Condensed Consolidated Financial Statements—4. Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy" for additional information.

Plan of Reorganization

On the Emergence Date, all conditions precedent to the effectiveness of the Plan were either satisfied or waived, and we emerged from the 2024 Bankruptcy. In accordance with the Plan and effective as of the Emergence Date:

•Cancellation of Senior Secured Notes and Convertible Notes. The then-outstanding Senior Secured Notes (Class 4 Claims) and Convertible Notes (Class 5 Claims) were canceled and terminated. Refer to "Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations" for additional information.

•Exit Secured Notes. Certain subsidiaries of Spirit issued $840.0 million of senior secured notes due 2030 (the “Exit Secured Notes”), at an interest rate of (x) 12.00% per annum, of which 8.00% per annum shall be payable in cash and 4.00% per annum shall be payable in-kind or (y) at 11.00% per annum payable in cash, to certain creditors in the Prior Bankruptcy. Refer to "Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations" for additional information.

•Exit Revolving Credit Facility. Spirit and certain of its subsidiaries entered into Amended and Restated Credit and Guaranty Agreement with the lenders of the revolving credit facility due in 2026 (“Exit RCF” or "Exit Revolving Credit Facility") that provides revolving credit loans and letters of credit in an aggregated amount equal to $275.0 million and an uncommitted incremental revolving credit facility up to $25.0 million. The commitment of $275.0 million will be reduced to $250.0 million on September 30, 2026. Concurrently, Spirit Airlines paid the then-outstanding Revolving Credit Facility of $300.0 million (Class 3 Claims) in full. Refer to "Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations" for additional information.

•Termination of the Debtor-in-Possession Financing. Spirit's Parties' $300.0 million senior secured superpriority debtor-in-possession facility (the “DIP Facility”) that the Company Parties previously entered into was fully repaid and subsequently terminated. Refer to "Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations" for additional information.

•Common Stock and Warrants. Spirit issued 16,067,305 shares of a single class of common stock (the “Common Stock”) and 24,255,256 warrants to purchase shares of Common Stock (the “Warrants”) to certain creditors in the Prior Bankruptcy, as further described in "Notes to Condensed Consolidated Financial Statements—9. Equity" and certain adjustments set forth in the Plan.

•Cancellation of Prior Equity Securities. All common stock, unvested equity awards, any outstanding PSP loan warrants and all other equity interests in Spirit Airlines that were outstanding immediately prior to the Emergence Date were terminated and canceled. Refer to "Notes to Condensed Consolidated Financial Statements—9. Equity" for additional information.

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

•Holding Company Reorganization. Spirit completed a corporate reorganization (the “Corporate Reorganization”) pursuant to which Spirit became the new parent company, with Spirit Airlines becoming a wholly owned subsidiary of Spirit and converting from a Delaware corporation to a Delaware limited liability company. Spirit became the successor issuer to Spirit Airlines for SEC reporting purposes pursuant to Rule 15d-5 of the Exchange Act.

The costs of efforts to restructure our capital, prior to and during the 2024 Bankruptcy, along with all other costs incurred in connection with the Prior Bankruptcy, have been material.

Reorganization Items

Any expenses and losses incurred or realized as of or subsequent to November 18, 2024 through March 12, 2025 and as a direct result of the 2024 Bankruptcy, are recorded within reorganization (gain) expense on our condensed consolidated statements of operations. During the Current Predecessor Period, we recorded $421.5 million of reorganization gain. Refer to "Notes to Condensed Consolidated Financial Statements—4. Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy" for additional information.

Special Charges, Non-Operating

Expenses incurred prior to November 18, 2024 or after March 12, 2025 in relation to the 2024 Bankruptcy are recorded within special charges, non-operating on our condensed consolidated statements of operations. During the three months ended September 30, 2025, the Successor Period and the Current Predecessor Period, we recorded charges of $13.0 million, $25.4 million and $5.5 million, respectively. Charges incurred during the Successor periods primarily related to post-emergence restructuring related expenses, including professional fees, other related costs, and termination and retention expenses. Charges incurred during the Current Predecessor Period primarily consisted of professional and other fees. Refer to "Notes to Condensed Consolidated Financial Statements—8. Special Charges (Credits)" for additional information.

Fresh Start Accounting

In connection with the emergence from the 2024 Bankruptcy and in accordance with ASC 852, we qualified for and adopted fresh start accounting on the Emergence Date because (1) the holders of the then existing common shares of the Predecessor received less than 50% of the Common Stock shares of the Successor outstanding upon emergence and (2) the reorganization value of the Predecessor’s assets immediately prior to confirmation of the Plan of $8,720 million was less than the total of all post-petition liabilities and allowed claims of $9,819 million.

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

To determine fair value adjustments as of the Effective Date, we engaged third-party valuation experts to conduct an analysis of the condensed consolidated balance sheets to determine the fair values of each balance. The material adjustments were made to property plant and equipment, leased liabilities and ROU assets, available-for-sale, and debt. Refer to "Notes to Condensed Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy" for additional information.

NYSE American Listing

On November 18, 2024, we received written notice from the NYSE notifying us that, as a result of the 2024 Bankruptcy and in accordance with NYSE Listed Company Manual Section 802.01D, the NYSE had determined that Spirit Airlines' shares of common stock, par value $0.0001 per share (the "Old Common Stock"), would be delisted from the NYSE and that trading of the shares of Old Common Stock on NYSE was immediately suspended. As a result of the suspension and expected delisting, the shares of Old Common Stock commenced trading on the OTC Pink Market under the symbol "SAVEQ" on November 19, 2024 and continued through the Emergence Date. Upon emergence, all equity securities of Spirit Airlines outstanding prior to the Effective Date, including Old Common Stock, were canceled, released, and extinguished, and of no further force or effect and without any need for a holder of Old Common Stock to take further action with respect thereto.

Following emergence, and consistent with our contractual obligations, Spirit applied to list its issued shares of Common Stock on the NYSE American stock exchange. Refer to "Notes to Condensed Consolidated Financial Statements—9. Equity" for additional information. Trading of our shares of Common Stock began on April 29, 2025, under the symbol "FLYY."

2025 Chapter 11 Proceedings

Voluntary Filing under the 2025 Chapter 11 Bankruptcy

On August 29, 2025 (the “Petition Date”), Spirit Aviation Holdings, Inc. (“Spirit”), as well as Spirit Airlines, LLC (formerly known as Spirit Airlines, Inc.) (“Spirit Airlines”), Spirit IP Cayman Ltd. (“Brand IP Issuer”), Spirit Loyalty Cayman Ltd. (“Loyalty IP Issuer” and, together with Brand IP Issuer, the “Co-Issuers”), Spirit Finance Cayman 1 Ltd., Spirit Finance Cayman 2 Ltd. (collectively, the “Debtors”) each a direct or indirect subsidiary of Spirit, each filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court and the cases (the “Chapter 11 Cases” or "2025 Bankruptcy" or "2025 Chapter 11 Bankruptcy Proceedings"). Each of the Debtors in the Chapter 11 Cases (other than Spirit Aviation Holdings, Inc.) had previously filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code on November 18, 2024. The Debtors emerged from the Prior Bankruptcy under the First Amended Joint Plan of Reorganization which was confirmed pursuant to an order of the Bankruptcy Court on February 20, 2025 and which became effective on March 12, 2025. Refer to "Notes to Condensed Consolidated Financial Statements— 4. Emergence from Voluntary Reorganization under the 2024 Chapter 11 Bankruptcy", for additional information related to the prior 2024 bankruptcy ("2024 Bankruptcy").

Debtor-In-Possession

We are currently operating as a debtor-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions we filed that were designed primarily to mitigate the impact of the Chapter 11 Cases on our operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, we are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to first day motions filed with the Bankruptcy Court, we received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Cases.

Automatic Stay

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of Spirit’s Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of Spirit or our property to recover on, collect or secure a claim arising prior to the Petition Date or to exercise control over property of Spirit’s bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

Executory Contracts

Subject to certain exceptions, under the Bankruptcy Code, we may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves us from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a prepetition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires us to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with us in this document, including where applicable a quantification of our obligations under any such executory contract or unexpired lease, is qualified by any overriding rejection rights we have under the Bankruptcy Code.

On September 5, 2025, we filed a motion under Section 1110 of the Bankruptcy Code ("Section 1110") to preserve our right to retain and operate certain aircraft, aircraft engines and other equipment (collectively "Aircraft Counterparties") that are leased or subject to a security interest or conditional sale contract that is specifically governed by Section 1110. In this motion, we sought an order authorizing us to enter into Section 1110 agreements either to perform all of the obligations under the leases, security agreements, or conditional sale contracts and cure all defaults thereunder (other than defaults constituting a breach of provisions relating to the filing of the Chapter 11 Cases, our insolvency or other financial condition) or to extend the Section 1110(a)(1) deadline and enter into 1110(b) stipulations with the Aircraft Equipment Counterparties ("Aircraft Counterparties") to, among other things, extend 60-day period set forth in section 1110(a) ("60-day period"). On October 7, 2025, the Bankruptcy Court entered an order approving the motion. Subsequently, on October 27, 2025, the Debtors notified the Aircraft Counterparties of the amounts required to bring certain related agreements current following the 60-day period and began making payments associated with certain executory contracts. In addition, the Debtors made adequate protection payments under the Revolving Credit Facility for continued use of the collateralized assets.

On October 21, 2025, the Bankruptcy Court entered an order granting the Debtors’ First Omnibus Motion to reject certain equipment leases pursuant to Section 365 of the Bankruptcy Code, authorizing the rejection of leases associated with 58 aircraft. Pursuant to the order and in accordance with Section 365 and Bankruptcy Rule 6006, the rejection of the leases was approved effective as of the applicable rejection date of October 27, 2025.

Potential Claims

We intend to file with the Bankruptcy Court schedules and statements setting forth, among other things, our assets and liabilities and that of our subsidiaries, subject to the assumptions to be filed in connection therewith. The schedules and statements may be subject to further amendment or modification after filing. As part of the Chapter 11 Cases, persons and entities believing that they have claims or causes of action against us may file proofs of claim evidencing such claims. We have not yet set a bar date (deadline) for holders of claims to file proofs of claim. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. We may ask the Bankruptcy Court to disallow claims that we believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. Accordingly, the ultimate number and amount of allowed claims is not determinable at this time.

In addition, as a result of this process, we may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise in the condensed consolidated balance sheets. In light of the substantial number of claims that may be filed, the claims resolution process may take considerable time to complete and may continue for the duration of our bankruptcy cases.

NYSE American Listing Status

In connection with our emergence from the 2024 Bankruptcy and consistent with its contractual obligations, we applied to list its common stock for listing on the NYSE American stock exchange. Trading began on April 29, 2025, under the symbol FLYY.

Subsequently, on September 2, 2025, we received a notice from the staff of NYSE Regulation (“NYSE Regulation”) that it had commenced proceedings to delist our common stock, par value $0.0001, from NYSE American LLC (“NYSE American”) and that trading in the Common Stock was immediately suspended on September 2, 2025. NYSE Regulation decided that we are no longer suitable for listing pursuant to Section 1003(c)(iii) of the NYSE American Company Guide after we disclosed in our August 29, 2025 Current Report on Form 8-K that we and our Debtor affiliates filed voluntary petitions for reorganization under chapter 11 of title 11 of the Bankruptcy Code in the Bankruptcy Court on August 29, 2025.

NYSE American submitted an application to the U.S. Securities and Exchange Commission to delist the Common Stock upon completion of applicable procedures. We did not appeal the determination and, therefore, we were delisted from NYSE American. As a result of the suspension and delisting, our Common Stock is being traded in the OTC Pink Limited Market under the symbol "FLYYQ". The OTC Pink Limited Market is a significantly more limited market than NYSE

American, and quotation on the OTC Pink Limited Market likely results in a less liquid market for existing and potential holders of our Common Stock to trade in our Common Stock and could further depress the trading price of the Common Stock. We can provide no assurance that our Common Stock will continue to trade on this market, whether broker-dealers will continue to provide public quotes of our Common Stock on this market, or whether the trading volume of our Common Stock will be sufficient to provide for an efficient trading market. The transition to over-the-counter markets will not affect our business operations.

Going Concern

On March 12, 2025, we emerged from the Chapter 11 Cases in accordance with the Plan. As part of the reorganization, we successfully restructured certain of our debt obligations, established new financing arrangements, and issued new equity securities consisting of new common stock and new warrants. However, we have continued to be affected by adverse market conditions, including elevated domestic capacity and continued weak demand for domestic leisure travel, resulting in a difficult pricing environment and diminished revenues. As a result, we continue to experience challenges and uncertainties in our business operations and expect these trends to continue for at least the remainder of 2025.

Since our emergence from the 2024 Chapter 11 Bankruptcy, we have taken certain measures to address these challenges, including the implementation of product enhancements, strategic reductions in certain markets and capacity, consummation of sale-leaseback transactions related to certain of our owned spare engines, and other discretionary cost reduction strategies, including the pilot furloughs announced in July and October 2025 and the flight attendant furloughs announced in September 2025. Also, on August 21, 2025, we borrowed the entire available amount of $275.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature on March 12, 2028.

Effective August 15, 2025 and August 20, 2025, we entered into two amendments (the “Amendments”) with our primary credit card processor. On August 15, 2025, we agreed to make an additional transfer of $50.0 million in cash to a pledged account in favor of the credit card processor. This amount is recorded in restricted cash within our condensed consolidated balance sheets. On August 20, 2025, we agreed to allow the processor (i) to holdback up to $3.0 million per day until the processor’s exposure is fully collateralized and (ii) to remain fully collateralized as the processor’s exposure increases or decreases. In exchange, the processor agreed (i) to extend the term of the Card Processing Agreement from the then current December 31, 2025 expiration date to December 31, 2027, with two automatic one-year extensions unless either party provides a notice of non-renewal not less than 90 days prior to the end of the then-effective term, and (ii) to remove the existing minimum liquidity trigger for holdbacks under the Card Processing Agreement.

After considering the measures taken, minimum liquidity covenants in our current debt obligations and cash flows to maintain current operational obligations require financial results to improve at a rate faster than what we are currently anticipating. We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year from the filing of this Quarterly Report on Form 10-Q. On August 29, 2025, we and our Debtor affiliates filed voluntary petitions under Chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the Bankruptcy Court (the “Chapter 11 Cases”).

Since the Petition Date, we have been operating our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Cases, and approval of various post-petition liquidity initiatives described in further detail below. However, for the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan, our financial condition, liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable and maintain profitability, our ability to access sufficient liquidity, and our ability to successfully implement a plan of reorganization. As discussed further below, we have entered into a DIP Facility for purposes of accessing ongoing liquidity during the Chapter 11 Cases. Refer to "Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court. We can give no assurances that we will be able to secure additional sources of funds to support its operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Based on such evaluation, management believes there is substantial doubt about our ability to continue as a going concern.

Trends and Uncertainties Affecting Our Business

We believe that our operating and business performance is influenced by various factors, including those impacting the airline industry, broader travel trends and the specific markets and customer base we target. The following key factors may affect our future performance:

Ability to Execute our Strategy to Drive Higher Unit Revenues. We are currently in the process of implementing several strategic changes aimed at driving higher unit revenues and improving profitability, including redesigning our network, revising our fleet plan, making changes to our products and optimizing our cost structure. The success of this revised strategy depends on our ability to secure higher fares for our premium leisure travel options, while maintaining high load factors and generating strong ancillary revenue from guests opting for our à la carte offerings.

Ability to Drive Profitability While Reducing Network Capacity. We are reducing our capacity and re-aligning our network to enhance operational reliability and targeting increased revenue per ASM, focusing on markets where industry capacity and demand are better aligned, including a reduction in preferred access gates and other airport rents to align with our new network. The success of this strategy requires market consumer demand and other airlines' capacity to remain relatively stable, which should allow us to command a pricing premium and generate higher revenue per ASM. In addition, we are pursuing strategies to improve our revenue per ASM by enhancing our products.

Ability to Maintain Low Unit Costs. Our low-cost strategy includes, among other items, the use of a single aircraft type, the Airbus A320 family, and operating efficiently. Our use of a single aircraft type allows for simplified scheduling, maintenance, flight operations, safety management, and training activities. Our cost structure has consistently been among the lowest in the U.S. Airline industry and we expect they will remain among the lowest in the U.S. Airline industry. However, we do expect our unit costs to increase at a greater rate than many of our peers over the near term, or, until we resume a measured and consistent growth rate. In addition to broader industry inflationary pressures, we expect our unit costs will increase as we reduce our capacity due to having fewer units available to absorb fixed costs. Additionally, as we reduce our unionized labor force through various furlough programs, our average seniority will increase, resulting in higher average labor rates. Furthermore, lower consumer demand during off-peak periods has resulted in lower overall aircraft utilization rates, further pressuring unit costs. We remain focused on improving operational efficiency, increasing productivity, and right sizing our infrastructure as we reduce capacity and work towards optimizing our route structure to better compete in the current operating environment.

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

On June 4, 2025, we entered into an agreement (the “Agreement”) with International Aero Engines, LLC ("IAE"), an affiliate of Pratt & Whitney, pursuant to which IAE will provide us with a monthly credit, subject to certain conditions, as compensation for each of our aircraft unavailable for operational service due to GTF engine issues from January 1, 2025 through December 31, 2025. However, we do not expect these credits to fully offset the related costs and operational disruptions. As a result, the engine issues could continue to negatively impact our operating results. For additional information on the credits related to AOG days, refer to "Notes to Condensed Consolidated Financial Statements—14. Commitments, Contingencies and Other Contractual Arrangements."

In connection with our ongoing 2025 Chapter 11 Bankruptcy Proceedings, on October 27, 2025, the lease agreements related to certain aircraft subject to these inspections were rejected as part of the bankruptcy process. As a result, we do not expect to receive any additional credits under this agreement.

Competition. The airline industry is highly competitive. The principal competitive factors in the airline industry are fare pricing, total price, flight schedules, competition capacity, passenger amenities, number of routes served from a city, customer service, safety record, reputation, code-sharing relationships, loyalty programs and redemption opportunities. Price competition occurs on a market-by-market basis through price discounts, changes in pricing structures, fare matching, target promotions and loyalty program initiatives. Airlines typically use discount fares and other promotions to stimulate traffic during normally slower travel periods in efforts to maximize unit revenue. The prevalence of discount fares can be particularly acute when a competitor has excess capacity that puts it under financial pressure to sell tickets.

The legacy network carriers have developed a fare-class pricing approach, in which a portion of available seats may be sold at or near our prices, but without most product features available only to those passengers paying at higher fare levels on the same flight. Broad fare discounting may have the effect of diluting the profitability of revenues of high-cost legacy carriers, but these base fares have allowed network carriers to continue offering prices competitive to those of low-cost carriers on some flights or routes, while maintaining higher pricing to their traditional constituencies of corporate and less price-sensitive travelers. Moreover, the massive scale and network reach of legacy network carriers provides an inherent advantage for their loyalty reward programs, which represent a material portion of revenues in profitability of those carriers.

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

Aircraft Fuel. Fuel costs represent one of our largest operating expenses, as they do for most airlines. Fuel costs have been subject to wide price fluctuations in recent years. Fuel availability and pricing are also subject to refining capacity, periods of market surplus, and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly in hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. The cost and future availability of jet fuel cannot be predicted with any degree of certainty.

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

We have six union-represented employee groups comprising approximately 83% of our employees at September 30, 2025. Our pilots are represented by the Air Line Pilots Association, International, or ALPA, our flight attendants are represented by the Association of Flight Attendants, or AFA-CWA, our dispatchers are represented by the Professional Airline Flight Control Association, or PAFCA, our ramp service agents are represented by the International Association of Machinists and Aerospace Workers, or IAMAW, our passenger service agents are represented by the Transport Workers Union, or TWU and our aircraft maintenance technicians are represented by the Aircraft Mechanics Fraternal Association, or AMFA. Conflicts between airlines and their unions can lead to work slowdowns or stoppages.

If we are unable to reach agreement with any of our unionized work groups in current or future negotiations regarding the terms of their CBAs, we may be subject to work interruptions or stoppages, such as the strike by our pilots in June 2010. A strike or other significant labor dispute with our unionized employees is likely to adversely affect our ability to conduct business. Any agreement we do reach could increase our labor and related expenses and prevent us from implementing strategic changes to optimize our business. As a result of the 2025 Chapter 11 Bankruptcy Proceedings, we have been engaged in concessionary negotiations with both ALPA and AFA-CWA. On November 6, 2025, we reached agreements in principle with each of the two unions. These agreements in principle, which remain subject to definitive documentation, ratification, and approval by the Bankruptcy Court, represent meaningful progress in our ongoing Chapter 11 restructuring efforts and are an important step toward positioning Spirit for long-term sustainability.

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

Comparative Operating Statistics:
The following tables set forth our operating statistics for the three and nine month periods ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Percent Change
	2025	2024
Operating Statistics (unaudited) (A):
Average aircraft	214.2	212.4	0.8%
Aircraft at end of period	214	217	(1.4)%
Average daily aircraft utilization (hours)	7.3	10.0	(27.0)%
Departures	56,077	74,623	(24.9)%
Passenger flight segments (PFSs) (thousands)	8,087	11,428	(29.2)%
Revenue passenger miles (RPMs) (thousands)	7,889,620	11,229,430	(29.7)%
Available seat miles (ASMs) (thousands)	10,321,665	13,599,535	(24.1)%
Load factor (%)	76.4%	82.6%	(6.2) pts
Total revenue per passenger flight segment ($)	118.53	104.75	13.2%
Average yield (cents)	12.15	10.66	14.0%
TRASM (cents)	9.29	8.80	5.6%
CASM (cents)	10.59	10.98	(3.6)%
Adjusted CASM (cents)	11.70	10.95	6.8%
Adjusted CASM ex-fuel (cents)	9.24	8.20	12.7%
Fuel gallons consumed (thousands)	105,051	142,813	(26.4)%
Average economic fuel cost per gallon ($)	2.41	2.61	(7.7)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

	Nine Months Ended September 30,		Percent Change
	2025	2024
Operating Statistics (unaudited) (A):
Average aircraft	213.6	208.3	2.5%
Aircraft at end of period	214	217	(1.4)%
Average daily aircraft utilization (hours)	7.7	10.3	(25.2)%
Departures	174,162	222,469	(21.7)%
Passenger flight segments (PFSs) (thousands)	25,644	34,052	(24.7)%
Revenue passenger miles (RPMs) (thousands)	25,041,527	33,878,893	(26.1)%
Available seat miles (ASMs) (thousands)	31,908,352	41,234,746	(22.6)%
Load factor (%)	78.5%	82.2%	(3.7) pts
Total revenue per passenger flight segment ($)	116.62	109.94	6.1%
Average yield (cents)	11.94	11.05	8.1%
TRASM (cents)	9.37	9.08	3.2%
CASM (cents)	11.28	10.67	5.7%
Adjusted CASM (cents)	11.59	10.62	9.1%
Adjusted CASM ex-fuel (cents)	9.10	7.74	17.6%
Fuel gallons consumed (thousands)	326,142	429,639	(24.1)%
Average economic fuel cost per gallon ($)	2.44	2.76	(11.6)%

(A) See "Glossary of Airline Terms" elsewhere in this quarterly report for definitions used in this table.

Executive Summary
Summary of Results

For the third quarter of 2025, we had a negative operating margin of 14.1% compared to a negative operating margin of 24.8% in the prior year period. We generated a pre-tax loss of $315.9 million and a net loss of $317.5 million on operating revenues of $958.5 million. For the third quarter of 2024, we generated a pre-tax loss of $338.0 million and a net loss of $308.2 million on operating revenues of $1,197.1 million.
Our Adjusted CASM ex-fuel for the third quarter of 2025 was 9.24 cents compared to 8.20 cents in the prior year period. The increase on a per-ASM basis was primarily due to increases in salaries, wages and benefits expense, aircraft rent expense, maintenance, materials and repairs expense, and other operating expense.
During the third quarter of 2025, ASMs decreased by 24.1% compared to the prior year period due to a decrease in the number of active aircraft, as well as lower aircraft utilization. To better align our flight volume with the current demand and competitive environment, during the fourth quarter of 2024, we agreed to sell 23 aircraft to GA Telesis, LLC ("GAT"), which were subsequently removed from service. The purchase agreement has since expired, and as of September 30, 2025, these aircraft have been reclassified to “held and used” and remain grounded while undergoing required maintenance. The lower number of active aircraft, coupled with a higher average number of aircraft on ground (“AOG”) and our decision to reduce scheduled flying on off-peak travel days, contributed to the overall decrease in utilization compared to the prior-year period. In addition, we reduced the number of scheduled flights on off-peak travel days to a greater degree than in the third quarter of last year, which drove lower utilization period over period.
As of September 30, 2025, we had 214 Airbus A320-family aircraft in our fleet comprised of 62 A320s, 29 A321s, 32 A321neos and 91 A320neos. As of September 30, 2025, we had 88 A320 family aircraft scheduled for delivery through 2031, of which no aircraft are scheduled for delivery during the remainder of 2025.
To further our ongoing efforts to optimize and enhance efficiencies, in July 2025, we announced that we will downgrade approximately 140 Captains to First Officers and furlough approximately 270 pilots, effective October 1, 2025 and November

1, 2025, respectively to align with our projected flight volume for 2026. We recorded $3.6 million in expenses related to these furloughs.
In addition, to align with the size and structure of the airline we will operate moving forward, effective January 1, 2026, we will close our maintenance stations and warehouse operations in Chicago (ORD) and Baltimore (BWI) and make volume-based staffing adjustments across our Tech Ops stations. We also anticipate up to 365 pilot furloughs and up to 170 downgrades in the first quarter of 2026.

Furthermore, effective the week of October 2, 2025, we discontinued service to approximately 11 markets.
We continue to realign our network to focus on markets where we have a strong positioning, where leisure travel demand is high, and where we can attract travelers who value our new product offerings. These changes are expected to support pricing premiums and generate higher per seat revenues.

Comparison of the three months ended September 30, 2025 to the three months ended September 30, 2024
Operating Revenues

Operating revenues decreased $238.6 million, or 19.9%, to $958.5 million for the third quarter of 2025, as compared to the third quarter of 2024, primarily due to a decrease in capacity of 24.1% and a 6.2 pts decrease in load factor, partially offset by an increase in average yield of 14.0%, year over year.

Total revenue per passenger flight segment increased 13.2%, year over year. The increase in total revenue per passenger flight segment was primarily driven by a 14.0% increase in average yield, period over period.

Operating Expenses

Operating expenses decreased by $400.1 million to $1,093.4 million for the third quarter of 2025, compared to $1,493.5 million the third quarter of 2024, primarily driven by a decrease in aircraft fuel expense and a net gain on disposal of assets in the current year period, compared to a loss on disposal of assets in the prior year period. The decrease in operating expenses was also due to decreases in salaries, wages, and benefits expense, other operating expenses, depreciation and amortization expense and landing fees and other rents expense.
Aircraft fuel expense includes into-plane fuel expense and realized and unrealized gains and losses associated with our fuel derivative contracts, if any. Into-plane fuel expense is defined as the price that we generally pay at the airport, including taxes and fees. Into-plane fuel prices are affected by the global oil market, refining costs and taxes and fees, which can vary by region in the United States and other countries where we operate. Into-plane fuel expense approximates cash paid to the supplier and does not reflect the effect of any fuel derivatives. We had no activity related to fuel derivative instruments during the three months ended September 30, 2025 and 2024.
Aircraft fuel expense decreased by $120.1 million, or 32.2%, from $373.4 million in the third quarter of 2024 to $253.3 million in the third quarter of 2025. This decrease in fuel expense period over period, was due to a 26.4% decrease in fuel gallons consumed and a 7.7% decrease in average economic fuel cost per gallon.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Three Months Ended September 30,
	2025	2024
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	105,051	142,813	(26.4)%
Into-plane fuel cost per gallon	$2.41	$2.61	(7.7)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$253,308	$373,399	(32.2)%
Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption and is impacted by both the price of crude oil, as well as increases or decreases in refining margins associated with the conversion of crude oil to jet fuel. The into-plane fuel cost per gallon decrease of 7.7% was primarily a result of a decrease in jet fuel prices.

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for three months ended September 30, 2025 and 2024, followed by explanations of the material changes on a dollar basis and/or unit cost basis:

	Three Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Three Months Ended September 30,
	2025	2024			2025	2024
	(in thousands)				(in cents)
Salaries, wages, and benefits	$367,356	$427,125	$(59,769)	(14.0)%	3.56	3.14	0.42	13.4%
Aircraft fuel	253,308	373,399	(120,091)	(32.2)%	2.45	2.75	(0.30)	(10.9)%
Aircraft rent	154,064	148,511	5,553	3.7%	1.49	1.09	0.40	36.7%
Landing fees and other rents	104,900	130,044	(25,144)	(19.3)%	1.02	0.96	0.06	6.3%
Depreciation and amortization	58,032	84,028	(25,996)	(30.9)%	0.56	0.62	(0.06)	(9.7)%
Maintenance, materials and repairs	54,849	57,368	(2,519)	(4.4)%	0.53	0.42	0.11	26.2%
Distribution	45,833	55,687	(9,854)	(17.7)%	0.44	0.41	0.03	7.3%
Special charges (credits)	—	151	(151)	NM	—	—	—	NM
Loss (gain) on disposal of assets	(113,713)	3,191	(116,904)	NM	(1.10)	0.02	(1.12)	NM
Other operating	168,810	214,039	(45,229)	(21.1)%	1.64	1.57	0.07	4.5%
Total operating expenses	$1,093,439	$1,493,543	$(400,104)	(26.8)%	10.59	10.98	(0.39)	(3.6)%
Adjusted CASM (1)					11.70	10.95	0.75	6.8%
Adjusted CASM ex-fuel (2)					9.24	8.20	1.04	12.7%

(1)Reconciliation of CASM to Adjusted CASM:

	Three Months Ended September 30,
	2025		2024
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		10.59		10.98
Special charges (credits)	$—	—	$0.2	—
Loss (gain) on disposal of assets	(113.7)	(1.10)	3.2	0.02
Furlough-related expenses	—	—	1.4	0.01
Litigation loss contingency	—	—	(0.3)	—
Adjusted CASM (cents)		11.70		10.95

(2)Excludes aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough-related expenses and a litigation loss contingency adjustment recorded in the third quarter of 2024.
Our Adjusted CASM ex-fuel for the third quarter of 2025 was 9.24 cents, compared to 8.20 cents in the prior year period. The increase on a per-ASM basis was primarily due to an increase in salaries, wages and benefits expense, aircraft rent expense, maintenance, materials, and repairs expense, and other operating expense. These per-ASM increases were mostly driven by the semi-fixed nature of many of these costs in conjunction with a 24.1% year over year decrease in capacity. The reduction in capacity resulted from fewer aircraft being available for scheduling due to GTF engine issues, as well as the strategic realignment of our network.

Salaries, wages and benefits for the third quarter of 2025 decreased $59.8 million, or 14.0%, as compared to the third quarter of 2024. On a dollar basis, salaries, wages and benefits expense decreased due to lower salaries expense, 401(k) expense, hourly full-time expense and overtime labor. These decreases were primarily driven by lower headcount and a decrease in operations, as compared to the prior year period. On a per-ASM basis, the increase in salaries, wages and benefits was primarily driven by a 24.1% decrease in ASMs. In addition, furloughs of unionized employees have led to an increase in our average crew seniority, driving higher average pay rates. Furthermore, the increase on a per-ASM basis was also due to higher bonus expenses in the current period, due to the timing of the approval and recognition of our annual performance-based compensation.

Landing fees and other rents for the third quarter of 2025 decreased $25.1 million, or 19.3%, as compared to the third quarter of 2024. On a dollar basis, landing fees and other rents expense primarily decreased as a result of a decrease in landing fees expense, facility rent expense and gate charges expense primarily driven by a 24.9% decrease in departures. The increase on a per-ASM basis was primarily driven by the decrease of 24.1% in ASMs.

Aircraft rent expense for the third quarter of 2025 increased by $5.6 million, or 3.7%, as compared to the third quarter of 2024. This increase in aircraft rent expense on a dollar basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2024, we have acquired 7 new aircraft financed under operating leases. The increase is also due to an increase in supplemental rent due to the write-off of lease return costs related to one engine purchased off lease in the prior year period. These increases were partially offset by a decrease in supplemental rent related to our A319 fleet that we no longer operate. On a per-ASM basis, the increase in aircraft rent expense was driven by reduced average daily aircraft utilization.
In connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the revaluation of our leases right-of-use assets and related operating lease liabilities to their fair value using an estimated incremental borrowing rate at March 12, 2025 ("the Fresh Start Reporting Date"), as well as adjustments to the related right-of-use assets for off-market terms as of the Emergence Date, resulting in a net decrease in straight-line rent expense during the Successor Period. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy."

Depreciation and amortization for the third quarter of 2025 decreased by $26.0 million, or 30.9%, as compared to the third quarter of 2024. On a dollar and per-ASM basis, depreciation expense decreased, period over period, primarily due to the change in the composition of our owned aircraft. Since the prior year period, we sold 5 previously owned A319 aircraft and had reclassified 23 aircraft to assets held for sale during the fourth quarter of 2024 within our condensed consolidated balance sheets, which were no longer being depreciated. Subsequently, in September 2025, 20 of the remaining aircraft were reclassified from assets held for sale to assets held and used, resulting in less depreciation expense during the current year period. In addition, in connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the adjustment of our assets to their fair value at the Fresh Start Reporting Date. This resulted in changes to depreciation and amortization in the Successor Period related to the fair value adjustments recorded to our fixed assets values as of the Emergence Date. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy."
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the condensed consolidated statements of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs decreased to $26.5 million for the third quarter of 2025 from $33.4 million for the three months ended September 30, 2024. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. In addition, as part of fresh start accounting, we recorded a fair value adjustment that decreased the book values of our deferred heavy maintenance, which resulted in lower amortization expense in the three months ended September 30, 2025. Amortization was further reduced by aircraft on ground ("AOG") credits, which were recognized as a reduction to the cost basis of deferred heavy maintenance. However, as our fleet continues to age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those future costs. If the amortization of heavy maintenance events was expensed within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $81.3 million and $90.7 million for the three months ended September 30, 2025 and three months ended September 30, 2024, respectively.
Maintenance, materials and repairs expense decreased by $2.5 million, or 4.4%, as compared to the third quarter of 2024. The decrease in maintenance costs on a dollar basis was mainly due to timing of maintenance events in the period as well as an increase in AOG credits, which were recognized in the period as a reduction to the cost basis of maintenance, materials and repairs. On a per-ASM basis, the increase in maintenance, materials and repairs expense was primarily due to the mix of maintenance events resulting in higher cost events in the current year period as compared to the prior year period, as well as the timing of maintenance events during the period.

Distribution costs decreased by $9.9 million, or 17.7%, in the third quarter of 2025 as compared to the third quarter of 2024. The decrease on a dollar basis was primarily due to a decrease in credit card fees driven by decreased sales volume, which impacts our variable distribution costs such as credit card fees. In addition, the decrease is driven by a decrease in advertising expense and call center expense in the current year period. On a per-ASM basis, the increase in distribution costs was primarily driven by the decrease of 24.1% in ASMs.

We had no special charges (credits) for the third quarter of 2025. Special charges (credits) for the three months ended September 30, 2024 consisted of net credits of $0.2 million in legal, advisory and other fees related to the former Merger Agreement.

Loss (gain) on disposal of assets for the third quarter of 2025 primarily consisted of a $117.7 million gain from 14 sale leaseback transactions entered into during the third quarter of 2025, related to previously owned engines, which resulted in operating leases. In addition, we had a $3.2 million gain related to the reclassification of aircraft previously classified as held for sale, which were reclassified to held and used during the latter part of the third quarter of 2025. These gains were partially offset by a $2.7 million loss resulting from an adjustment to previously recorded impairment charges in the fourth quarter 2024 reflecting a change in estimates of costs to sell associated with our previous aircraft sale and purchase agreement with GAT, as well as a $2.0 million loss related to the sale of one aircraft to GAT in July 2025. Loss (gain) on disposal of assets for the three months ended September 30, 2024 primarily consisted of a net loss of $2.8 million related to the sale of two A319 airframes and two A319 engines, as well as $0.4 million in losses related to the write-off of obsolete assets and other adjustments.

Other operating expenses for the third quarter of 2025 decreased by $45.2 million, or 21.1%, as compared to the three months ended September 30, 2024. The decrease in other operating expenses on a dollar basis was primarily related to a decrease in ground handling expense and travel and lodging expense, primarily due to a 24.9% decrease in departures. In addition, the decrease in other operating expenses was due to a decrease in passenger reaccommodation expense as compared to the prior year period. On a per-ASM basis, the increase in other operating expenses was primarily due to higher software maintenance expense, ground handling expense, and property tax expense as compared to the prior year period. These increases on a per-ASM basis were partially offset by lower passenger reaccommodation expense on a per-ASM basis.

Other (Income) Expense

Our interest expense and corresponding capitalized interest for the three months ended September 30, 2025 primarily represented the interest related to the Exit Secured Notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. Refer to "Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations" for additional information.

As of September 30, 2025, certain of our debt instruments are recorded within liabilities subject to compromise on our condensed consolidated balance sheets and therefore ceased accruing interest due to the 2025 Bankruptcy. If not for the 2025 Bankruptcy, the interest expenses for the three months ended September 30, 2025 would have been $11.6 million for the fixed-rate term loans, $0.8 million for the unsecured term loans, $26.1 million for the exit secured notes and $1.9 million for the revolving credit facilities. Our fixed-rate loans are comprised of 18 aircraft recorded as failed sale leaseback transactions and bank debt, of which only the 18 aircraft recorded as failed sale leaseback transactions are recorded as liabilities subject to compromise. Refer to "Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

In addition, as part of our emergence from bankruptcy and in compliance with ASC 852, we implemented fresh start accounting, which required us to record a fair value adjustment to our remaining outstanding debt as of the Fresh Start Reporting Date. The adjustments to each debt instrument are amortized through the remaining term of the related debt instrument to accrete the adjusted balance to its face value at the end of the loan. Amortization will be recorded in interest expense, within the condensed consolidated statements of operations. For further details, see “Notes to Condensed Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy.”

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

Our interest income for the three months ended September 30, 2025 primarily represented interest income earned on cash, cash equivalents, and restricted cash. Our interest income for the three months ended September 30, 2024, primarily represented interest income earned on cash, cash equivalents, short-term investments and restricted cash.

Income Taxes

Our effective tax rate for the third quarter of 2025 was (0.5)%, compared to 8.8% for the third quarter of 2024. The decrease in the tax rate, as compared to the prior year period, is primarily driven by a change in valuation allowances on our deferred tax assets. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

On July 4, 2025, subsequent to the end of the second quarter of 2025, the President signed into law the One Big Beautiful Bill Act (the “Act”), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act makes changes to certain business-related exclusions, deductions and credits. The legislation did not have a material impact on our income tax expense for the third quarter of 2025 and we do not expect it to materially change our effective income tax rate for 2025.

Comparison of the nine months ended September 30, 2025 to the nine months ended September 30, 2024
Operating Revenues
Operating revenues decreased $752.8 million, or 20.1%, to $2,990.8 million for the nine months ended September 30, 2025, as compared to the prior year period, primarily due to a decrease in capacity of 22.6% and a 3.7 pts decrease in load factor, partially offset by an increase in average yield of 8.1%, year over year.

Total revenue per passenger flight segment increased 6.1%, year over year. The increase in total revenue per passenger flight segment was primarily driven by an increase of 8.1% in average yield, period over period.

Operating Expenses

Operating expenses decreased for nine months ended September 30, 2025 by $800.9 million, or 18.2%, as compared to the prior year period primarily due to a decrease in aircraft fuel expense, salaries, wages and benefits expense, other operating expense and depreciation and amortization expenses, period over period. The decrease is also due to an increase in gain on disposal of assets and the recognition of special charges in the current year period versus special credits in the prior year period. These decreases were partially offset by an increase in aircraft rent expense, period over period.
The elements of the changes in aircraft fuel expense are illustrated in the following table:

	Nine Months Ended September 30,
	2025	2024
	(in thousands, except per-gallon amounts)		Percent Change
Fuel gallons consumed	326,142	429,639	(24.1)%
Into-plane fuel cost per gallon	$2.44	$2.76	(11.6)%
Aircraft fuel expense (per condensed consolidated statements of operations)	$794,513	$1,187,046	(33.1)%

We measure our operating cost performance on a per-ASM basis, since one ASM is the unit of production of an airline’s capacity. The following table presents our cost per-ASM, or unit cost, for the nine months ended September 30, 2025 and 2024, followed by explanations of the material changes on a unit cost basis and/or dollar basis:

	Nine Months Ended September 30,		Dollar Change	Percent Change	Cost per ASM		Per-ASM Change	Percent Change
					Nine Months Ended September 30,
	2025	2024			2025	2024
	(in thousands)				(in cents)
Salaries, wages, and benefits	$1,119,514	$1,276,986	$(157,472)	(12.3)%	3.51	3.10	0.41	13.2%
Aircraft fuel	794,513	1,187,046	(392,533)	(33.1)%	2.49	2.88	(0.39)	(13.5)%
Aircraft rent	445,824	389,056	56,768	14.6%	1.40	0.94	0.46	48.9%
Landing fees and other rents	314,302	352,826	(38,524)	(10.9)%	0.99	0.86	0.13	15.1%
Depreciation and amortization	187,368	249,860	(62,492)	(25.0)%	0.59	0.61	(0.02)	(3.3)%
Maintenance, materials and repairs	162,303	164,736	(2,433)	(1.5)%	0.51	0.40	0.11	27.5%
Distribution	142,865	146,786	(3,921)	(2.7)%	0.45	0.36	0.09	25.0%
Special charges (credits)	(4)	36,028	(36,032)	NM	—	0.09	(0.09)	NM
Loss (gain) on disposal of assets	(102,386)	(13,885)	(88,501)	NM	(0.32)	(0.03)	(0.29)	NM
Other operating	534,651	610,379	(75,728)	(12.4)%	1.68	1.48	0.20	13.5%
Total operating expenses	$3,598,950	$4,399,818	$(800,868)	(18.2)%	11.28	10.67	0.61	5.7%
Adjusted CASM (1)					11.59	10.62	0.97	9.1%
Adjusted CASM ex-fuel (2)					9.10	7.74	1.36	17.6%

(1)Reconciliation of CASM to Adjusted CASM:

	Nine Months Ended September 30,
	2025		2024
	(in millions)	Per ASM	(in millions)	Per ASM
CASM (cents)		11.28		10.67
Special charges (credits)	$—	—	$36.0	0.09
Loss (gain) on disposal of assets	(102.4)	(0.32)	(13.9)	(0.03)
Litigation loss contingency	—	—	(1.7)	—
Furlough and termination related expenses	2.9	0.01	1.4	—
Adjusted CASM (cents)		11.59		10.62

(2)Excludes aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough and termination related expenses recorded in the third quarter of 2024 and in the first quarter of 2025, and litigation loss contingency adjustments recorded in the first and third quarters of 2024.

Our Adjusted CASM ex-fuel for the nine months ended September 30, 2025 was 9.10 cents as compared to 7.74 cents for the nine months ended September 30, 2024. The increase on a per-ASM basis was primarily due to increases in aircraft rent expense, salaries, wages and benefits expense, other operating expenses, landing fees and other rents expense and maintenance, materials and repairs expense. These per-ASM increases were mostly driven by the semi-fixed nature of many of these costs in conjunction with a 22.6% year over year decrease in capacity. The reduction in capacity resulted from fewer aircraft being available for scheduling due to GTF engine issues, as well as the strategic realignment of our network.
Salaries, wages and benefits for the nine months ended September 30, 2025 decreased $157.5 million, or 12.3%, as compared to the prior year period. This decrease on a dollar basis was primarily due to lower salaries expense, 401(k) expense, hourly full-time expense, vacation-time expense and overtime labor. These decreases were primarily driven by lower headcount and a decrease in operations, as compared to the prior year period. The increase on a per-ASM basis was primarily driven by a 22.6% decrease in ASMs. In addition, furloughs of unionized employees have led to an increase in our average crew seniority, driving higher average pay rates. Furthermore, the increase on a per-ASM basis was due to an increase in group health expense due to higher claims activity compared to the same period in the prior year.

Landing fees and other rents for the nine months ended September 30, 2025 decreased $38.5 million, or 10.9%, as compared to the prior year period. On a dollar basis, landing fees and other rents expense primarily decreased as a result of a decrease in landing fees expense, overfly fee expense, facility rent expense and gate charges expense, period over period, driven by a decrease in departures. The increase on a per-ASM basis was primarily driven by a 22.6% decrease in ASMs. In addition, the increase on a per-ASM basis was due to higher facility rent and station baggage rent rates as compared to the prior year period.

Aircraft rent expense for the nine months ended September 30, 2025 increased by $56.8 million, or 14.6%, as compared to the prior year period. This increase in aircraft rent expense on a dollar basis was primarily due to an increase in the number of aircraft financed under operating leases throughout the current period, as compared to the prior year period. Since the third quarter of 2024, we have acquired 7 new aircraft financed under operating leases. Furthermore, the increase is also due to the delivery of nine aircraft in Q3 2024 and three aircraft in June 2024, as the current year period includes a full year of rent expense for these aircraft, whereas the prior year only reflected a partial period of expense. The increase in aircraft rent expense on a per-ASM basis was primarily due to reduced average daily aircraft utilization.
In connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the revaluation of our leases right-of-use assets and related operating lease liabilities to their fair value using an estimated incremental borrowing rate at the Fresh Start Reporting Date, as well as adjustments to the related right-of-use assets for off-market terms as of the Emergence Date, resulting in a net decrease in straight-line rent expense during the Successor Period. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy."
Depreciation and amortization for the nine months ended September 30, 2025 decreased by $62.5 million, or 25.0%, as compared to the prior year period. On a dollar basis, depreciation expense decreased, period over period, primarily due to the change in the composition of owned aircraft. Since the prior year period, we retired 5 previously owned A319 aircraft and had reclassified 23 aircraft to assets held for sale during the fourth quarter of 2024, within our condensed consolidated balance sheets, which were no longer being depreciated. Subsequently, in September 2025, 20 of the remaining aircraft were reclassified from assets held for sale to assets held and used, resulting in less depreciation expense during the current year period. In addition, in connection with our emergence from bankruptcy and in accordance with ASC 852, we adopted fresh start accounting, requiring the adjustment of our assets to their fair value at the Fresh Start Reporting Date. This resulted in changes to depreciation and amortization in the Successor Period related to the fair value adjustments recorded to our fixed assets values as of the Emergence Date. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy." On a per-ASM basis, depreciation and amortization remained relatively consistent, as compared to the prior year period.
We account for heavy maintenance under the deferral method. Under the deferral method, the cost of heavy maintenance is capitalized and amortized as a component of depreciation and amortization expense in the condensed consolidated statements of operations until the earlier of the next heavy maintenance event or the end of the lease term. The amortization of heavy maintenance costs decreased to $60.9 million for the nine months ended September 30, 2025 from $90.8 million for the nine months ended September 30, 2024. The amortization of heavy maintenance costs is driven by the timing and number of maintenance events. In addition, as part of fresh start accounting, we recorded a fair value adjustment that decreased the book values of our deferred heavy maintenance, which resulted in lower amortization expense in the nine months ended September 30, 2025. Amortization was further reduced by aircraft on ground ("AOG") credits, which were recognized as a reduction to the cost basis of deferred heavy maintenance. However, as our fleet continues to age, we generally expect that the amount of deferred heavy maintenance events will increase and will result in an increase in the amortization of those costs. If the amortization of heavy maintenance events was expensed within maintenance, materials and repairs expense in the condensed consolidated statements of operations, our maintenance, materials and repairs expense would have been $245.6 million and $255.5 million for the nine months ended September 30, 2025 and 2024, respectively.
Maintenance, materials and repairs expense decreased by $2.4 million or 1.5%, for the nine months ended September 30, 2025, as compared to the prior year period. The decrease in maintenance costs on a dollar basis was mainly due to timing of maintenance events in the period as well as an increase in AOG credits, which were recognized in the period as a reduction to the cost basis of maintenance, materials and repairs. On a per-ASM basis, the increase in maintenance, materials and repairs expense was primarily due to the mix of maintenance events resulting in higher cost events in the current year period as compared to the prior year period, as well as the timing of maintenance events during the period.
Distribution costs decreased by $3.9 million, or 2.7%, for the nine months ended September 30, 2025, as compared to the prior year period. The decrease on a dollar basis was primarily due to decreased sales volume, which impacts our variable distribution costs such as credit card fees, partially offset by higher advertising expense in the current year period, related to our new travel options and transformed Guest experience. On a per-ASM basis, the increase in distribution costs was primarily due to the increased advertising expense during the current year period.

We had no significant special charges (credits) for the nine months ended September 30, 2025. Special charges (credits) for the nine months ended September 30, 2024 consisted of net charges of $28.1 million in legal, advisory and other fees related to the former Merger Agreement with JetBlue, as well as $8.0 million related to the retention award program in connection with the former Merger Agreement with JetBlue.
Loss (gain) on disposal of assets for the nine months ended September 30, 2025 primarily consisted of a $117.7 million gain from 14 sale leaseback transactions entered into during the third quarter of 2025, related to previously owned engines, which resulted in operating leases, a net gain of $8.2 million related to the three aircraft sale leaseback transactions during the current year period and a $3.2 million gain related to the reclassification of aircraft previously classified as held for sale, which were reclassified to held and used during the latter part of the third quarter of 2025. These gains were partially offset by a $22.9 million loss resulting from an adjustment to previously recorded impairment charges in the fourth quarter of 2024 reflecting a change in estimates of costs to sell associated with our previous aircraft sale and purchase agreement with GAT, as well as a $2.0 million loss related to the sale of one aircraft to GAT in July 2025. Loss (gain) on disposal of assets for the nine months ended September 30, 2024 primarily consisted of a $22.0 million gain related to the 7 aircraft sale leaseback transactions, partially offset by a net loss of $6.1 million related to the sale of 12 A319 airframes and 26 A319 engines and a $1.7 million loss related to the 2 sale leaseback transactions on aircraft previously owned.
Other operating expenses for the nine months ended September 30, 2025 decreased by $75.7 million, or 12.4%, as compared to the prior year period. The decrease in other operating expenses on a dollar basis was primarily due to a decrease in ground handling expense, travel and lodging expense and security expense, primarily due to a decrease in operations and a 21.7% decrease in departures. In addition, the decrease is in other operating expenses was due to lower passenger reaccommodation expense, as compared to the prior year period. On a per-ASM basis, other operating expenses increased primarily due to higher ground handling rates compared to the prior year period, as well as increases in passenger food costs, software maintenance expense, property taxes expense and Wi-Fi related expenses.

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

Our interest expense and corresponding capitalized interest for the Successor Period from March 13, 2025 through September 30, 2025 primarily represented the interest related to the Exit Secured Notes, as well as the interest related to aircraft that would have been deemed finance leases resulting in failed sale leaseback transactions and the financing of purchased aircraft. Refer to "Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations" for additional information.

As of September 30, 2025, certain debt instruments are recorded within liabilities subject to compromise on our condensed consolidated balance sheets and therefore ceased accruing interest due to the 2025 Bankruptcy. If not for the 2025 Bankruptcy, the interest expenses for the Successor period would have been $26.3 million for the fixed-rate term loans, $2.4 million for the unsecured term loans, $56.9 million for the exit secured notes and $1.9 million for the revolving credit facilities. Our fixed-rate loans are comprised of 18 aircraft recorded as failed sale leaseback transactions and bank debt, of which only the 18 aircraft recorded as failed sale leaseback transactions are recorded as liabilities subject to compromise. Refer to "Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

As part of our emergence from bankruptcy and in compliance with ASC 852, we implemented fresh start accounting, which required us to record a fair value adjustment to our remaining outstanding debt as of the Fresh Start Reporting Date. The adjustments to each debt instrument will be amortized through the remaining term of the related debt instrument to accrete the adjusted balance to its face value at the end of the loan. Amortization is recorded in interest expense, within the condensed consolidated statements of operations. For further details, see “Notes to Condensed Consolidated Financial Statements—5. Fresh Start Accounting- 2024 Bankruptcy.”

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

Our interest income for the nine months ended September 30, 2025 primarily represented interest income earned on cash, cash equivalents and restricted cash. Our interest income for the nine months ended September 30, 2024 represented interest income earned on cash, cash equivalents, short-term investments, as well as interest earned on tax refunds.

Other (income) expense for the nine months ended September 30, 2025 primarily represents realized gains and losses related to foreign currency transactions. Other (income) expense for the nine months ended September 30, 2024, primarily represents cash received during the first quarter of 2024 from JetBlue under the terms of the Termination Agreement and realized gains and losses related to foreign currency transactions.

Income Taxes

Our effective tax rate for the nine months ended September 30, 2025 was (3.2)%, compared to 6.0% for the nine months ended September 30, 2024. The decrease in tax rate, as compared to the prior year period, is primarily driven by a change in valuation allowances on our deferred tax assets. While we expect our tax rate to be fairly consistent in the near term, it will tend to vary depending on items such as changes to permanent tax items, changes in valuation allowances on our deferred tax assets, the amount of income we earn in each state and the state tax applicable to such income. Discrete items particular to a given year may also affect our effective tax rates.

On July 4, 2025, subsequent to the end of the second quarter of 2025, the President signed into law the One Big Beautiful Bill Act (the “Act”), which enacts significant changes to U.S. income tax and related laws. Among other things, the Act makes changes to certain business-related exclusions, deductions and credits. The legislation did not have a material impact on our income tax expense for the nine months ended September 30, 2025 and we do not expect it to materially change our effective income tax rate for 2025.

Liquidity and Capital Resources

Going Concern

On March 12, 2025, we emerged from the Chapter 11 Cases in accordance with the Plan. As part of the reorganization, we successfully restructured certain of our debt obligations, established new financing arrangements, and issued new equity securities consisting of new common stock and new warrants. However, we have continued to be affected by adverse market conditions, including elevated domestic capacity and continued weak demand for domestic leisure travel, resulting in a difficult pricing environment and diminished revenues. As a result, we continue to experience challenges and uncertainties in our business operations and expect these trends to continue for at least the remainder of 2025.

Since our emergence from the 2024 Chapter 11 Bankruptcy, we have taken certain measures to address these challenges, including the implementation of product enhancements, strategic reductions in certain markets and capacity, consummation of sale-leaseback transactions related to certain of our owned spare engines, and other discretionary cost reduction strategies, including the pilot furloughs announced in July and October 2025 and the flight attendant furloughs announced in September 2025. Also, on August 21, 2025, we borrowed the entire available amount of $275.0 million under the Revolving Credit Facility. Borrowings under the Revolving Credit Facility will mature on March 12, 2028.

In addition, effective August 15, 2025 and August 20, 2025, we entered into two amendments (the “Amendments”) with our primary credit card processor. On August 15, 2025, we agreed to make an additional transfer of $50.0 million in cash to a pledged account in favor of the credit card processor. This amount is recorded in restricted cash within our condensed consolidated balance sheets. On August 20, 2025, we agreed to allow the processor (i) to holdback up to $3.0 million per day until the processor’s exposure is fully collateralized and (ii) to remain fully collateralized as the processor’s exposure increases or decreases. In exchange, the processor agreed (i) to extend the term of the Card Processing Agreement from the then current December 31, 2025 expiration date to December 31, 2027, with two automatic one-year extensions unless either party provides a notice of non-renewal not less than 90 days prior to the end of the then-effective term, and (ii) to remove the existing minimum liquidity trigger for holdbacks under the Card Processing Agreement.

After considering the measures taken, minimum liquidity covenants in our current debt obligations and cash flows to maintain current operational obligations require financial results to improve at a rate faster than what we are currently anticipating. We have evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about our ability to continue as a going concern within one year from the filing of this Quarterly Report on Form 10-Q. On August 29, 2025, we and our Debtor affiliates filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Since the Petition Date, we have been operating our businesses as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We received approval from the Bankruptcy Court for a variety of “first day” motions to continue our ordinary course operations during the Chapter 11 Cases, and approval of various post-petition liquidity initiatives. Refer to “Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings” for additional information. However, for the duration of the Chapter 11 Cases, our operations and ability to develop and execute our business plan, our financial condition, liquidity and our continuation as a going concern are subject to a high degree of risk and uncertainty associated with the Chapter 11 Cases. Our ability to continue as a going concern is dependent upon, among other things, our ability to become profitable and maintain profitability, our ability to access sufficient liquidity, and our ability to successfully implement a plan of reorganization. As discussed further below, we have entered into a DIP Facility for purposes of accessing ongoing liquidity during the Chapter 11 Cases. Refer to "Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information. The outcome of the Chapter 11 Cases is dependent upon factors that are outside of our control, including actions of the Bankruptcy Court. We can give no assurances that we will be able to secure additional sources of funds to support its operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs. Based on such evaluation, management believes there is substantial doubt about our ability to continue as a going concern.

Our condensed consolidated financial statements have been prepared assuming that we will continue to operate as a going concern, which contemplates our ability to successfully implement a plan of reorganization, our continuity of operations, realization of assets and liquidation of liabilities in the normal course of business and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from uncertainty related to our ability to continue as a going concern.

For a discussion of our ongoing bankruptcy proceedings and our debtor-in-possession financing arrangements, see “Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings” for additional information.

As of September 30, 2025, we had $6.7 billion recorded within liabilities subject to compromise on our condensed consolidated balance sheets related to our debt obligations. Refer to "Notes to Condensed Consolidated Financial Statements —3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

2024 Bankruptcy Liquidity

As a result of the 2024 Bankruptcy, we canceled $1.6 billion of our liabilities subject to compromise and terminated the applicable agreements governing such obligations. On the Emergence Date, we fully repaid and terminated the $300.0 million DIP Facility and paid the then-outstanding Revolving Credit Facility of $300.0 million in full. Concurrently, we entered into the Exit RCF in the aggregated amount of $275.0 million and issued $840.0 million of Exit Secured Notes. Refer to "Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations" for additional information.

Additionally, in connection with our $350.0 million Equity Rights Offering, we issued 16,067,305 shares of Common Stock and 24,255,256 Warrants, as further described in the "Notes to Condensed Consolidated Financial Statements—9. Equity".

Transaction Liquidity

On March 31, 2025, we completed a private offering of Class B(R) Pass Through Certificates, Series 2025-1B(R) (the “Class B(R) Certificates”), in the aggregate face amount of $215 million, the proceeds of which were used to acquire new equipment notes to be issued by us. In April 2025, we used the proceeds from the issuance to repay $43.0 million outstanding related to our existing “Series B” equipment notes issued under the 2017-1 pass through certificates, pay transaction fees, and for general corporate purposes.

Earlier in the third quarter of 2025, we completed sale leaseback transactions involving 14 previously owned spare engines, generating approximately $250 million in net proceeds. For additional information, refer to "Notes to Condensed Consolidated Financial Statements—13. Leases."

General Liquidity

Our primary sources of liquidity generally include cash on hand, cash provided by operations and capital from debt and equity financing. Primary uses of liquidity are for working capital needs, capital expenditures, aircraft and engine pre-delivery deposit payments ("PDPs") and debt and lease obligations. As of September 30, 2025, we had $250.5 million of liquidity comprised of unrestricted cash and cash equivalents. On August 21, 2025, we borrowed the entire available amount of $275.0 million under the Revolving Credit Facility due on March 12, 2028. Borrowings under the Exit Revolving Credit Facility are included within liabilities subject to compromise on our condensed consolidated balance sheets. Refer to "Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations" for additional information.

In addition, on July 2, 2024, we modified our agreement with our primary credit card processor. Based on the terms of the agreement, in July 2024, we had deposited $200.0 million into a deposit account and deposited $50.0 million into a restricted account. Subsequently, effective August 15, 2025 and August 20, 2025, we entered into two amendments (together, the “Amendments”) that further modified the terms of this agreement. The first amendment required an additional $50.0 million transfer to the restricted account, resulting in a total restricted cash balance of $100.0 million, included in restricted cash within our condensed consolidated balance sheets as of September 30, 2025. The second amendment authorized our primary credit card processor to hold back up to $3.0 million per day until its exposure is fully collateralized and to maintain full collateralization as such exposure fluctuates over time. Accordingly, increases in the collateralized holdback balance reduce the amount required in the deposit account on a dollar-for-dollar basis. As of September 30, 2025, the processor had a holdback of $177.2 million, recorded in other long-term assets on our condensed consolidated balance sheets, and the amount required in the deposit account was reduced to $24.0 million.

Furthermore, as of September 30, 2025, we had provided a deposit of $25.0 million with a credit card processor recorded within deposits and other current assets in our condensed consolidated balance sheets. Refer to "Notes to Condensed Consolidated Financial Statements—14. Commitments, Contingencies and Other Contractual Arrangements" for additional information regarding our credit card processing arrangements.

Generally, one of our largest capital expenditure needs is funding the acquisition costs of our aircraft. Aircraft may be acquired through debt financing, cash purchases, direct leases or sale leaseback transactions. During the nine months ended September 30, 2025, we took delivery of three aircraft under sale leaseback transactions and one under direct operating lease.

During the nine months ended September 30, 2025, we made $142.5 million in debt payments (principal, interest and fees) on our outstanding aircraft debt obligations. In addition, aircraft rent payments were $89.1 million and $378.4 million for the three and nine months ended September 30, 2025, respectively, for aircraft which were financed under operating leases. Aircraft rent payments were $10.2 million and $44.0 million for the three and nine months ended September 30, 2025, respectively, for aircraft which would have been deemed finance leases resulting in failed sale leaseback transactions. Amounts representing payments from the Petition Date through September 30, 2025 are excluded from the totals above, as such payments were subject to the 60-day period and were not made during the Successor Period. Refer to "Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information regarding the 60-day period and related payments made thereafter.

Under our purchase agreements for aircraft and engines, we are required to pay PDPs relating to future deliveries at various times prior to each delivery date. During the nine months ended September 30, 2025, we paid $5.6 million in PDPs and $1.9 million of capitalized interest for future deliveries of aircraft and spare engines. In addition, during the nine months ended September 30, 2025, we received $39.7 million in PDPs related to sale leaseback transactions completed during the period for aircraft that were originally part of our order book. As of September 30, 2025, we had $75.4 million of PDPs on flight equipment, including capitalized interest, on our condensed consolidated balance sheets.

As of September 30, 2025, we had secured financing for 36 aircraft to be leased directly from a third-party lessor, with deliveries expected through 2028. We do not have financing commitments in place for the remaining 52 Airbus firm aircraft orders, scheduled for delivery from 2029 through 2031. Future aircraft deliveries may be paid in cash, leased or otherwise financed based on market conditions, our prevailing level of liquidity and capital market availability.

Subsequent Events

AerCap Transactions

On October 10, 2025, the Bankruptcy Court approved a global restructuring term sheet between us and AerCap, a key aircraft lessor. The agreement provides for a comprehensive restructuring of aircraft lease and purchase arrangements, subject to definitive documentation and certain conditions, including execution of amendments with Airbus. Key terms include:

•the assumption of 10 leases and the rejection of 27 leases;

•the entry into 30 new, post-petition leases;

•the settlement of claims and disputes and agreement to the terms of mutual releases in exchange for, among other things, certain payments, including a $150.0 million liquidity payment by AerCap, which we received on October 27, 2025, and allowed unsecured claims and administrative expense claims; and

•the terms of the transfer of purchase rights and options in respect to 52 aircraft, including purchase options for up to 10 aircraft.

Post-petition Financing

On October 31, 2025, the Bankruptcy Court approved a final order which authorized the Debtors to obtain post-petition financing with a multi-draw senior secured non-amortizing super-priority priming debtor-in-possession facility (the “DIP Facility”) in the aggregate principal amount of up to $1.2 billion compromising:

•New money loans in an aggregate principal of up to $475.0 million. On October 14, 2025, we drew $200.0 million and on November 7, 2025 we drew $50.0 million. The remaining amount will be available to be drawn in two separate draws. Each draw is subject to its own specific conditions.

•Pre-petition secured notes that are validly tendered in the syndication of the DIP Facility roll into the DIP Facility in an amount not to exceed the lesser of (i) the total aggregate amount of principal and (x) accrued and unpaid interest thereon through the Petition Date and (y) solely to the extent permitted under Section 506(b) of the Bankruptcy Code, all interest accrued thereon after the Petition Date and (ii) $750.0 million.

Net Cash Flows Provided (Used) By Operating Activities. Cash used by operating activities was $655.8 million in the Successor Period, cash used by operating activities was $223.7 million in the Current Predecessor Period, and cash used by operating activities was $634.3 million in the nine months ended September 30, 2024. Cash used by operating activities in the Successor Period was primarily driven by the net loss in the period, as well as an increase in deposits and other assets, a decrease in air traffic liability, a decrease in other liabilities and a gain on disposal of assets. The cash used in the period was partially offset by an increase in accounts payable, higher non-cash expense of depreciation and amortization, reorganization items recognized during the period, and a decrease in accounts receivable, net. Cash used by operating activities in the Current Predecessor Period was primarily related to the non-cash expense of reorganization items, partially offset by the increase in air traffic liability and the net income in the period.

Net Cash Flows Provided (Used) By Investing Activities. Cash provided by investing activities in the Successor Period was $382.8 million, cash provided by investing activities in the Current Predecessor Period was $19.0 million, and cash provided by investing activities was $406.0 million in the nine months ended September 30, 2024. Cash provided by investing activities during the Successor Period was primarily related to proceeds from the sale of property and equipment and proceeds from the maturity and sale of available-for-sale investment securities, partially offset by cash used to purchase available-for-sale investment securities. Cash provided by investing activities during the Current Predecessor Period was primarily related to refunds of PDPs partially offset by the cash used to purchase property and equipment.

Net Cash Flows Provided (Used) In Financing Activities. Cash provided by financing activities was $354.4 million in the Successor Period, cash used by financing activities was $300.6 million in the Current Predecessor period, and cash used was $162.7 million in the nine months ended September 30, 2024. During the Successor Period, the amount of cash provided was mainly driven by the proceeds of the issuance of long-term debt, partially offset by cash payments on debt obligations and payments to extinguish debt early. During the Current Predecessor Period, the amount of cash used was mainly driven by cash payments on debt obligations, partially offset by the proceeds of the issuance of common stock and warrants.

Commitments, Contingencies and Other Contractual Arrangements

2025 Chapter 11 Cases

As further discussed in "Notes to Condensed Consolidated Financial Statements—1. Basis of Presentation", on the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. Under the Bankruptcy Code, third-party actions to collect pre-petition indebtedness owed by the Debtors, as well as most litigation pending against the Debtors as of the Petition Date, are generally subject to an automatic stay. However, under the Bankruptcy Code, certain legal proceedings, such as those involving the assertion of a governmental entity’s police or regulatory powers, may not be subject to the automatic stay and may continue unless ordered by the Bankruptcy Court. As a result, some proceedings may continue (or certain parties may attempt to argue that such proceedings should continue) notwithstanding the automatic stay.

Aircraft-Related Commitments and Financing Arrangements

Our contractual purchase commitments consist primarily of aircraft and engine acquisitions through manufacturers and aircraft leasing companies.

As of September 30, 2025, our aircraft orders consisted of 52 A320 family aircraft with Airbus, including A320neos and A321neos, with deliveries expected from 2029 through 2031. As of September 30, 2025, we did not have financing commitments in place for the remaining 52 Airbus aircraft on firm order. The contractual purchase amounts for all aircraft orders from Airbus as of September 30, 2025 are included within the flight equipment purchase obligations in the table below. Subsequently, on October 10, 2025, pursuant to the global restructuring term sheet with AerCap, 52 aircraft were removed from our Airbus purchase agreements. Refer to "Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

As of September 30, 2025, our purchase commitments for aircraft and engine orders, including estimated amounts for contractual price escalations and pre-delivery payments, were expected to be $2.8 million for the remainder of 2025, $22.1 million in 2026, $183.0 million in 2027, $297.8 million in 2028, $1,124.3 million in 2029 and $1,857.8 million in 2030 and beyond. These commitments primarily relate to 52 aircraft that were subsequently removed from our Airbus purchase agreements pursuant to the global restructuring term sheet entered into between the Debtors and Airbus, under which we agreed to transfer certain aircraft purchase rights and options. Refer to "Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

In addition to the Airbus Purchase Agreement, as of September 30, 2025, we had secured 36 direct leases for aircraft with a third-party lessor, with deliveries scheduled in 2027 and 2028. As of September 30, 2025, aircraft rent commitments for future aircraft deliveries to be financed under direct leases from the third-party lessor are expected to be none for the remainder of 2025, none in 2026, approximately $62.3 million in 2027, $159.3 million in 2028, $206.5 million in 2029 and $2,050.0 million in 2030 and beyond. Subsequently, on October 10, 2025, pursuant to the global restructuring term sheet with AerCap, we will assume 10 of our current aircraft leases and reject 27 of our current aircraft leases and will also enter into 30 new lease agreements for Airbus A320 or A321 aircraft. Refer to "Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings" for additional information.

During the third quarter of 2021, we entered into an Engine Purchase Support Agreement that requires us to purchase a certain number of spare engines in order to maintain a contractual ratio of spare engines to aircraft in the fleet. As of September 30, 2025, we were committed to purchase 16 PW1100G-JM spare engines, with deliveries through 2031.
Interest commitments related to the secured debt financing of 48 aircraft as of September 30, 2025 were $16.9 million for the remainder of 2025, $45.9 million in 2026, $36.9 million in 2027, $18.7 million in 2028, $9.6 million in 2029 and $3.5 million in 2030 and beyond. These amounts exclude any interest commitments related to debt instruments classified as liabilities subject to compromise on our condensed consolidated balance sheets as of the Petition Date. Refer to "Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings", for additional information on the debt instruments classified as liabilities subject to compromise. For principal commitments related to our debt financing, refer to "Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations".
We have significant obligations for aircraft and spare engines, as we had 166 leased aircraft, of which 148 aircraft were financed under operating leases and 18 aircraft would have been deemed finance leases resulting in failed sale leaseback transactions, and 19 spare engines financed under operating leases.

Our fixed-rate operating leases with terms greater than 12 months are included within operating lease right-of-use assets with the corresponding liabilities included within current maturities of operating leases and operating leases, less current maturities on our condensed consolidated balance sheets. Leases with a term of 12 months or less and variable-rate leases are not recorded on our condensed consolidated balance sheets. Please see "Notes to Condensed Consolidated Financial Statements—13. Leases" for further discussion on our leases.
Other Commitments
We are contractually obligated to pay the following minimum guaranteed payments for our reservation system and other miscellaneous subscriptions and services as of September 30, 2025: $13.2 million for the remainder of 2025, $42.0 million in 2026, $34.6 million in 2027, $7.6 million in 2028, $2.0 million in 2029 and $3.7 million in 2030 and thereafter. Our reservation system contract expires in 2028.
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

As of September 30, 2025, Pratt & Whitney issued us $117.1 million in credits related to the aircraft on ground ("AOG") days through September 30, 2025. During the three months ended September 30, 2025, we recorded $14.1 million of credits as a reduction in the cost basis of assets purchased from IAE within flight equipment and deferred heavy maintenance, net on our condensed consolidated balance sheets and $4.4 million in credits on our condensed consolidated statements of operations within maintenance, materials and repairs and aircraft rent expenses. In addition, during the three months ended September 30, 2025, the Successor Period, and the Current Predecessor Period, we recognized lower depreciation and amortization expense of $9.2 million, $16.4 million, and $6.1 million, respectively, related to credits recognized, under the 2024 and 2025 Agreements with IAE, as a reduction of the cost basis of assets purchased from IAE recorded within our condensed consolidated statements of operations.

The difference remaining between the amount of credits Pratt & Whitney issued and the amount we have recognized will be recognized in the future as reductions in the cost basis of goods and services purchased from Pratt & Whitney.

In connection with our ongoing 2025 Chapter 11 Bankruptcy Proceedings, on October 27, 2025, the lease agreements related to certain aircraft subject to these inspections were rejected as part of the bankruptcy process. As a result, we do not expect to receive any additional credits under this agreement.

We have contractual obligations and commitments primarily with regard to future purchases of aircraft and engines, payments of debt and lease arrangements. The following table discloses aggregate information about our contractual obligations as of September 30, 2025 and the periods in which payments are due (in millions):

	Remainder of 2025	2026 - 2027	2028 - 2029	2030 and beyond	Total
Long-term debt (1)	$31	$312	$406	$182	$931
Interest and fee commitments (2)	17	83	28	4	132
Finance and operating lease obligations (5)	153	1,168	1,091	5,519	7,931
Flight equipment purchase obligations (3)	3	205	1,422	1,858	3,488
Other (4)	13	77	10	4	104
Total future payments on contractual obligations	$217	$1,845	$2,957	$7,567	$12,586

(1)Includes principal only associated with our outstanding long-term debt instruments. Excludes the principal related to our debt obligations that have been classified as liabilities subject to compromise on our condensed consolidated balance sheets as of the Petition Date. Refer to “Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations.” and “Notes to Condensed Consolidated Financial Statements —3. 2025 Chapter 11 Bankruptcy Proceedings”, for additional information.
(2)Related to our outstanding long-term debt instruments. Excludes the interest related to our debt obligations classified as liabilities subject to compromise on our condensed consolidated balance sheets as of the Petition Date. Refer to “Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations.” and “Notes to Condensed Consolidated Financial Statements —3. 2025 Chapter 11 Bankruptcy Proceedings”, for additional information.
(3)Includes estimated amounts for contractual price escalations, PDPs and other payments on flight equipment as of September 30, 2025. These commitments primarily relate to the 52 aircraft subsequently removed from our Airbus purchase agreements, pursuant to the global restructuring term sheet with AerCap. Refer to “Notes to Condensed Consolidated Financial Statements —3. 2025 Chapter 11 Bankruptcy Proceedings”, for additional information.
(4)Primarily related to our reservation system and other miscellaneous subscriptions and services. Refer to “Notes to Condensed Consolidated Financial Statements—14. Commitments, Contingencies and Other Contractual Arrangements”, for additional information.
(5)Certain of our lease obligations are included within liabilities subject to compromise on our condensed consolidated balance sheets and may be settled at an amount lower than the contractually future minimum lease payments; therefore, the operating lease liability balances included within this table will differ from the operating lease liability balances included within our condensed consolidated balance sheets. Refer to “Notes to Condensed Consolidated Financial Statements —13. Leases” for additional information
Credit Card Processing Arrangements
We have agreements with organizations that process credit card transactions arising from the purchase of air travel, baggage charges and other ancillary services by customers. As is standard in the airline industry, our contractual arrangements with credit card processors permit them, under certain circumstances, to retain a holdback or other collateral, when future air travel and other future services are purchased via credit card transactions. The required holdback is the portion of our overall credit card sales that our credit card processors hold to cover refunds to customers if we fail to fulfill our flight obligations.
Our primary credit card processor currently requires us to maintain cash collateral in connection with its credit card processing arrangements. Historically, the processors did not require cash collateral provided that we satisfied certain liquidity and other financial covenants. Failure to maintain compliance with such covenants could result in the processors increasing the required collateral or implementing additional holdbacks, thereby reducing unrestricted cash.
On July 2, 2024, we entered into a letter agreement that modified its existing primary credit card processing agreement. Based on the terms of the agreement, in July 2024, we had deposited $200.0 million into a deposit account, included in cash and cash equivalents within our condensed consolidated balance sheets, as it was considered a compensating balance arrangement that does not legally restrict our use of this cash, and deposited $50.0 million into a restricted account included in restricted cash within our condensed consolidated balance sheets.
Subsequently, effective August 15, 2025 and August 20, 2025, we entered into two amendments (together, the “Amendments”) that further modified the terms of this agreement. The first amendment required an additional $50.0 million transfer to the restricted account, resulting in a total restricted cash balance of $100.0 million, included in restricted cash within our condensed consolidated balance sheets as of September 30, 2025.
The second amendment authorized our primary credit card processor to hold back up to $3.0 million per day until its exposure is fully collateralized and to maintain full collateralization as such exposure fluctuates over time. As of October 6, 2025, we reached the gross exposure. Accordingly, increases in the collateralized holdback balance reduce the amount required in the deposit account on a dollar-for-dollar basis. As of September 30, 2025, the processor had a holdback $177.2 million, recorded in other long-term assets on our condensed consolidated balance sheets and the amount required in the deposit account was reduced to $24.0 million.

In addition, the second amendment extended the term of the Card Processing Agreement from the current December 31, 2025 expiration date to December 31, 2027, with two automatic one-year extensions unless either party provides a notice of non-renewal not less than 90 days prior to the end of the then-effective term, and (ii) to remove the existing minimum liquidity trigger for holdbacks under the Card Processing Agreement.

Pursuant to the Amendments, the filing of the Chapter 11 Cases on August 29, 2025 constitutes a breach of contract, subject to the automatic stay resulting from the Chapter 11 Cases. For additional information on our bankruptcy proceedings and its related automatic stay and other protections, refer to "Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings."
Additionally, we provided a $25.0 million deposit to a credit card processor recorded within deposits and other current assets in our condensed consolidated balance sheets.

Off-Balance Sheet Arrangements
As of September 30, 2025, we had a line of credit related to corporate credit cards of $6.1 million, collateralized by $6.0 million in restricted cash, from which we had drawn $0.6 million.
As of September 30, 2025, we had $11.5 million in surety bonds, primarily collateralized by a letter of credit and $42.3 million standby letters of credit collateralized by $43.1 million of restricted cash, representing an off-balance sheet commitment, of which $32.3 million were issued letters of credit.

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

GLOSSARY OF AIRLINE TERMS
Set forth below is a glossary of industry terms:
“Adjusted CASM” means operating expenses, excluding special charges (credits), loss (gain) on disposal of assets, furlough, termination and retention-related expenses recorded in the third quarter of 2024 and in the first quarter of 2025, litigation loss contingency adjustments recorded in the first and third quarters of 2024, divided by ASMs.

“Adjusted CASM ex-fuel” means operating expenses excluding aircraft fuel expense, special charges (credits), loss (gain) on disposal of assets, furlough, termination and retention-related expenses recorded in the third quarter of 2024 and in the first quarter of 2025, litigation loss contingency adjustments recorded in the first and third quarters of 2024, divided by ASMs.
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
“TWU” means the Transport Workers Union of America.
“TSA” means the United States Transportation Security Administration.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk-Sensitive Instruments and Positions

We are subject to certain market risks, including commodity prices (specifically aircraft fuel) and interest rates. We purchase the majority of our jet fuel at prevailing market prices and seek to manage market risk through execution of our hedging strategy and other means. We have market-sensitive instruments in the form of fixed-rate debt instruments and, from time to time, financial derivative instruments used to hedge our exposure to jet fuel price increases and interest rate increases. We do not purchase or hold any derivative financial instruments for trading purposes. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided below does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.

Aircraft Fuel. Our results of operations can vary materially due to changes in the price and availability of aircraft fuel. Aircraft fuel expense for the nine months ended September 30, 2025 represented approximately 22% of our operating expenses. Volatility in aircraft fuel prices or a shortage of supply could have a material adverse effect on our operations and operating results. We source a significant portion of our fuel from refining resources located in the southeast United States, particularly facilities adjacent to the Gulf of Mexico. Gulf Coast fuel is subject to volatility and supply disruptions, particularly during hurricane season when refinery shutdowns have occurred, or when the threat of weather-related disruptions has caused Gulf Coast fuel prices to spike above other regional sources. Fuel availability and pricing are also subject to refining capacity, periods of market surplus, and shortage and demand for heating oil, gasoline and other petroleum products, as well as meteorological, economic and political factors and events occurring throughout the world, which we can neither control nor accurately predict. Both jet fuel swaps and jet fuel options are used at times to protect the refining price risk between the price of crude oil and the price of refined jet fuel, and to manage the risk of increasing fuel prices. Gulf Coast Jet indexed fuel is the basis for a substantial majority of our fuel consumption. Based on our annual fuel consumption over the last 12 months, a hypothetical 10.0% increase in the average price per gallon of aircraft fuel would have increased into-plane aircraft fuel expense by approximately $109 million. As of September 30, 2025, we did not have any outstanding jet fuel derivatives, and we have not engaged in fuel derivative activity since 2015.

Fixed-Rate Debt. As of September 30, 2025, we had $931.0 million outstanding in fixed-rate debt related to 24 Airbus A320 aircraft and 24 Airbus A321 aircraft, which had a fair value of $919.6 million. These amounts exclude principal associated with debt instruments that are classified as liabilities subject to compromise on our condensed consolidated balance sheets as of September 30, 2025.

Variable-Rate Debt. As of Petition Date, our Exit Revolving Credit Facility was classified as liabilities subject to compromise.

ITEM 4.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its chief executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

We are subject to commercial litigation claims and to administrative and regulatory proceedings and reviews that may be asserted or maintained from time to time. We believe the ultimate outcome of such lawsuits, proceedings and reviews will not, individually or in the aggregate, have a material adverse effect on our financial position, liquidity or results of operations. In making a determination regarding accruals, using available information, we evaluate the likelihood of an unfavorable outcome in legal or regulatory proceedings and assessments to which we are a party and record a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of our defenses, and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from our current estimates. It is possible that the resolution of one or more of the legal matters currently pending or threatened could result in losses material to our condensed consolidated results of operations, liquidity or financial condition.
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
Automatic Stay and Other Protections

Subject to certain exceptions under the Bankruptcy Code, pursuant to Section 362 of the Bankruptcy Code, the filing of our Chapter 11 Cases automatically stayed the continuation of most legal proceedings or the filing of other actions against or on behalf of Spirit or its property to recover on, collect or secure a claim arising prior to the Petition Date of August 29, 2025 or to exercise control over property of our bankruptcy estate, unless and until the Bankruptcy Court modifies or lifts the automatic stay as to any such claim. Notwithstanding the general application of the automatic stay described above and other protections afforded by the Bankruptcy Code, governmental authorities may determine to continue actions brought under their police and regulatory powers.

ITEM 1A.RISK FACTORS

Except as listed below, there have been no material changes to the risk factors disclosed in Item 1A “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, as well as to the risk factors disclosed in Item 1A "Risk Factors" contained in our Quarterly Report on the Form 10-Q for the quarters ended March 31, 2025 and June 30, 2025, filed with the Securities and Exchange Commission on May 30, 2025 and August 11, 2025, respectively. Investors are urged to review all such risk factors carefully.

We are highly dependent upon our cash balances and operating cash flows.

As of September 30, 2025, we had cash and cash equivalents of $250.5 million. On August 21, 2025, we borrowed the entire available amount of $275.0 million under the Exit Revolving Credit Facility due on March 12, 2028. Borrowings under the Exit Revolving Credit Facility are included within liabilities subject to compromise on our condensed consolidated balance sheets. Refer to "Notes to Condensed Consolidated Financial Statements—16. Debt and Other Obligations" for additional information. We will continue to be dependent on our operating cash flows and other liquidity enhancement strategies to fund our operations and to make scheduled payments on our aircraft-related fixed obligations and other debt obligations.

We operate in a highly competitive industry environment, and industry trends in the third quarter of 2025, including elevated domestic capacity and continued weak demand for domestic leisure travel, have required us to revise and implement strategies to improve our liquidity, including the implementation of network capacity reductions, changes to our fleet plan, product enhancements and discretionary cost reduction strategies with respect to labor, maintenance, airport and other operating costs. We plan to take additional liquidity enhancing measures, which may include the sale or other monetization of certain aircraft and real estate, the sale of excess airport gate capacity, elimination of certain fixed costs and other transactions to raise additional liquidity. In connection with the Chapter 11 Cases, we entered into a Superpriority Secured Priming Debtor-in-Possession Credit Agreement (the “DIP Credit Agreement”), dated October 14, 2025, with the lenders from time to time party thereto (the “DIP Lenders”) and Wilmington Trust, National Association, as administrative agent and collateral agent. Pursuant to the DIP Credit Agreement, the DIP Lenders agreed to make available to Spirit up to $475.0 million in new money term loans (the “DIP Facility”) in four or more installments over time and subject to certain conditions. For additional information, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to Condensed Consolidated Financial Statements—3. 2025 Chapter 11 Bankruptcy Proceedings.”

However, there can be no assurance that we will be able to improve our liquidity position, achieve our business plans or return to profitability. Further, we can give no assurances that we will be able to meet the conditions required to access all of the term loans under the DIP Facility or secure additional sources of funds to support our operations or refinance our existing indebtedness, or, even if such additional funds are available to us, that such additional financing will be on terms that are acceptable to us or sufficient to meet our needs. If we are unable to raise sufficient capital, including by satisfying the conditions required under the DIP Facility, or refinance our existing indebtedness when needed, our business, financial condition and results of operations will be materially and adversely affected, and we may need to significantly modify our operational plans to continue as a going concern. In addition, subject to the provisions of the Bankruptcy Code, our credit card processors are entitled to withhold receipts from customer purchases from us under certain circumstances. If we fail to maintain certain liquidity and other financial covenants, the amount of cash they have the right to hold back would increase, which would result in a reduction of unrestricted cash that could be material. Inadequate liquidity could have an impact on compliance with our debt obligations and may materially adversely affect our share price and our ability to raise new capital or to enter into or amend critical contractual relations with third parties due to concerns about our ability to meet our contractual obligations.

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

Prior to the expiration of agreements with third parties that provide us with our ground handling, catering, passenger handling, engineering, maintenance, refueling, reservations, technology upgrades, credit card processing, airports, and other services, we seek to negotiate the terms and conditions of new service agreements (with current or other eligible service providers) to avoid disruption or lapses in continued services provided to our operations. However, we cannot ensure that we will be able to obtain necessary services at acceptable terms and rates following the expiration of current agreements. In August 2025, we entered into amendments to our primary credit card processing agreement, pursuant to which we agreed to provide our processor with additional collateral in exchange for an extension of the term of the relevant agreement from December 31, 2025 to December 31, 2027, with two automatic one-year extensions, subject to certain conditions. There is no assurance that we will be able to renew our agreement with them in the future on acceptable terms. In addition, there may not be alternative arrangements available to us from other credit card processors on comparable or better terms. Any lapses in continued services related to our operation or the failure to obtain the necessary services may have an adverse impact on our business and operations.

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

Risks Related to Chapter 11 Bankruptcy

We commenced cases under Chapter 11 of the Bankruptcy Code, which will cause our common stock to decrease in value and will eventually render our common stock worthless.

As previously reported in our Current Report Form 8-K filed with the SEC on August 29, 2025, we commenced voluntary cases under Chapter 11 the Bankruptcy Code in the Bankruptcy Court. Any trading in our common stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our common stock, as the price of our common stock will decrease in value and become worthless. No recovery is expected for holders of our common stock in the Chapter 11 Cases.

We are subject to other risks and uncertainties associated with our Chapter 11 Cases.

Our operations and ability to develop and execute our business plan, our financial condition, our liquidity and our continuation as a going concern are subject to the risks and uncertainties associated with our Chapter 11 Cases. These risks include the following:

•our ability to reorganize in the Chapter 11 Cases;
•the high costs of bankruptcy cases and related fees;
•the imposition of restrictions or obligations on Spirit by regulators related to the bankruptcy and emergence from Chapter 11;
•our ability to comply with the terms of the DIP Facility;
•our ability to obtain sufficient financing to allow us to operate during the Chapter 11 Cases, to emerge from bankruptcy and to execute our business plan post-emergence;
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

If we are unable to comply with the requirements under the DIP Facility, it could prevent us from drawing funds thereunder, which will have a material adverse impact on our financial condition, operating results and cash flows.

We may be subject to claims that will not be discharged in the Chapter 11 Cases, which could have a material adverse effect on our business, cash flows, liquidity, financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. Thus, while generally all claims against us that arose prior to the filing of the Chapter 11 Cases or before consummation of any bankruptcy plan (i) would be subject to compromise and/or treatment under such plan and/or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of such plan, certain exceptions may arise. Subject to the terms of any plan and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a plan could be asserted against us and may have an adverse effect on our business, cash flows, liquidity, financial condition and results of operations on a post reorganization basis.

Changes to our capital structure may have a material adverse effect on existing and future debt and security holders, and will adversely impact holders of our common stock.

There can be no guarantees regarding the success of any changes to our capital structure in connection with the Chapter 11 Cases. Holders of our debt or of other claims against us may find that their claims no longer have any value or are materially reduced in value, or that such claims may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Our existing equity securities will no longer have any value, and holders of such existing equity securities will receive no recovery. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future.

The negotiations regarding the Chapter 11 Cases have consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Our management has spent, and continues to be required to spend, a significant amount of time and effort focusing on the Chapter 11 Cases. This diversion of attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted. During the pendency of the restructuring, our employees will face considerable distraction and uncertainty, and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations. Likewise, we could experience losses of customers, vendors, suppliers and aircraft lessors who may be concerned about our ongoing long-term viability.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. We cannot assure that cash on hand, cash flow from operations and the DIP Facility will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of the DIP Credit Agreement and associated agreements, (ii) our ability to comply with the terms and conditions of any cash collateral orders that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a chapter 11 plan or other alternative restructuring transaction and (vi) the cost, duration and outcome of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance, which may be volatile.

During the Chapter 11 Cases, we expect our financial results to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our condensed consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the filing of the Chapter 11 Cases.

Our common stock has been delisted from NYSE American and there is no guarantee that our common stock will be regularly traded on the over-the-counter markets.

On September 2, 2025, we received the Delisting Notice from the NYSE notifying us that, as a result of the Chapter 11 Cases and in accordance with the NYSE Listing company Manual Section 802.01D, NYSE had determined that our common stock will be delisted from NYSE and trading of our common stock was immediately suspended. On September 11, 2025, NYSE filed a Form 25 for us in connection with the delisting of our shares of common stock from NYSE. The delisting became effective ten days after the Form 25 was filed. Delisting has had an adverse effect on the liquidity of our common stock and, as a result, it is more difficult for you to sell or otherwise transact in our common stock. Delisting also reduces the number of investors willing to hold or acquire our common stock and negatively impacts our ability to access equity markets and obtain financing.

In accordance with Rule 12d2-2 of the Exchange Act, the de-registration of our common stock under Section 12(b) of the Exchange Act will become effective 90 days after the date the Form 25 was filed.

Following the suspension of trading on the NYSE, our common stock has been quoted in the OTC Pink Limited Market. The OTC Pink Limited Market is a significantly more limited market than NYSE American, and quotation on the OTC Pink Limited Market has resulted in a less liquid market for existing and potential holders of the common stock to trade our common stock and could further depress the trading price of our common stock. There is no guarantee that our common stock will continue to be traded on the over-the-counter markets, and accordingly, our common stock may become illiquid. We can provide no assurance as to whether broker-dealers will continue to provide public quotes of the common stock on this market, or whether the trading volume of the common stock will be sufficient to provide for an efficient trading market.

Our ability to use net operating loss carryforwards (“NOLs”) may become subject to further limitation, or may be reduced or eliminated, in connection with the implementation of a Chapter 11 plan. The Bankruptcy Court has entered an order that is designed to protect our NOLs against additional limitations until any plan is consummated.

Under U.S. federal income tax law, a corporation is generally permitted to deduct from taxable income NOLs carried forward from prior years. To date, we have generated a significant amount of U.S. federal NOLs.

We underwent an ownership change under Section 382 of the Internal Revenue Code earlier this year in connection with the 2024 Bankruptcy, and we may experience a second ownership change in connection with the current 2025 Bankruptcy. Our ability to utilize our NOLs to offset future taxable income and to reduce our U.S. federal income tax liability is currently subject to certain requirements and restrictions. If we experience another “ownership change,” as defined in Section 382 of the Internal Revenue Code, our ability to use our NOLs may be subject to additional, more substantial, limitations, which could increase the taxes paid by Spirit. Although we are taking steps to limit risk of an ownership change before consummation of the 2025 Bankruptcy, there can be no assurance that these steps will be successful.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

There were no unregistered sales of our securities during the quarter ended September 30, 2025.

Repurchases of Equity Securities
There were no repurchases of our common stock during the quarter ended September 30, 2025.

ITEM 3.DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.OTHER INFORMATION
None.

ITEM 6.EXHIBITS

Exhibit Number	Description of Exhibits

10.1	Spirit Aviation Holdings, Inc. 2025 Executive Severance Plan, effective as of July 21, 2025.

10.2	Letter Agreement between Spirit and U.S. Bank National Association August 15, 2025.

10.3	Omnibus Amendment to the Signatory Agreement between Spirit Airlines, LLC f/k/a Spirit Airlines, Inc., U.S. Bank National Association and various parties listed therein, dated August 20, 2025.

10.4
Form of Retention Agreement, dated as of August 29, 2025, by and among Spirit Aviation Holdings, Inc. and a named executive officer of the Company filed as Exhibit 10.1 to the Company's Form 8-K dated August 29, 2025, is hereby incorporated by reference.

10.5
Form of Retention Agreement, dated as of August 29, 2025, by and among Spirit Aviation Holdings, Inc. and David Davis filed as Exhibit 10.2 to the Company's Form 8-K dated August 29, 2025, is hereby incorporated by reference.

10.6	Form of Restricted Stock Unit Award Grant Notice and Restricted Unit Award Agreement under Spirit Aviation Holdings, Inc. 2025 Equity Incentive Award Plan.

10.7	Form of Performance Stock Unit Award Grant Notice and Performance Stock Unit Award Agreement under Spirit Aviation Holdings, Inc. 2025 Equity Incentive Award Plan.

10.8	Form of Performance-Based Cash Incentive Award Grant Notice and Performance-Based Cash Incentive Award Agreement under Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan.

10.9	Form of Time-Based Cash Incentive Award Grant Notice and Time-Based Cash Incentive Award Agreement under Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan.

10.10	Form of Non-Employee Director Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under Spirit Aviation Holdings, Inc. 2025 Incentive Award Plan.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Exhibits 32.1 and 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall such exhibits be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPIRIT AVIATION HOLDINGS, INC.

November 10, 2025	By:	/s/ Frederick S. Cromer
Frederick S. Cromer
Executive Vice President and Chief Financial Officer